Form 10-K405
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1995-03-30
CIK 776867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

                                      OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE  ACT OF 1934

                  For the transition period from          to
                                                 --------    --------

                         Commission file number 1-8993

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                              94-2708455
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

The 1820 House, Main Street, Norwich, Vermont                    05055-0850
 (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (802) 649-3633

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, par value $1.00                   New York Stock Exchange
        per share

          Securities registered pursuant to section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No
                                                 -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the registrant as of March 27, 1995, was $629,386,740.

     As of March 27, 1995, 7,659,937 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's 1994 Annual Report to Shareholders (Parts II and
IV). Portions of the registrant's Notice of Annual Meeting of Shareholders and
                Proxy Statement dated March 30, 1995 (Part III)

                               TABLE OF CONTENTS


                                    PART I

Item 1.   Business........................................................    1

          a.    General...................................................    1

          b.    Mortgage Origination and Servicing Operations.............    1

          c.    Investment Portfolio Management...........................    6

          d.    Certain Business Conditions...............................    7

          d.    Competition...............................................    7

          e.    Regulation................................................    7

          f.    Employees.................................................    8

Item 2.   Properties......................................................    8

Item 3.   Legal Proceedings...............................................    8

Item 4.   Submission of Matters to a Vote of Security Holders.............    8

          a.  Executive Officers of the Registrant and its Subsidiaries...    9

                                    PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters...................................   10

Item 6.   Selected Financial Data.........................................   10

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   10

Item 8.   Financial Statements and Supplementary Data.....................   10

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................   10

                                   PART III

Item 10.  Directors and Executive Officers................................   10

Item 11.  Executive Compensation..........................................   10

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.........................................   10

Item 13.  Certain Relationships and Related Transactions..................   11

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...........................................   11

PART I


Item 1.  Business

GENERAL

  Fund American Enterprises Holdings, Inc., (the "Company"), is a Delaware corporation which was organized in 1980. Within this report, the consolidated organization is referred to as "Fund American." The Company's principal operating activities are conducted through its wholly owned subsidiary, Source One Mortgage Services Corporation, and its subsidiaries ("Source One"). The Company added two operating affiliates during 1994: (i) a 23% voting interest in Financial Security Assurance Holdings Ltd. ("FSA"), a leading Aaa/AAA writer of financial guarantee insurance, and (ii) a 33% stake in Main Street America Holdings ("MSA"), a unit of National Grange Mutual Insurance Company, a New Hampshire-based property and casualty insurer. Fund American also owns a portfolio of common equity securities and other investments totalling $489.7 million as of December 31, 1994. The Company's principal office is located at The 1820 House, Main Street, Norwich, Vermont, 05055-0850, and its telephone number is (802) 649-3633.


MORTGAGE ORIGINATION AND SERVICING OPERATIONS

General

  Source One is one of the largest mortgage banking companies in the United States based on the size of its mortgage loan servicing portfolio. As of December 31, 1994 Source One had a mortgage loan servicing portfolio totalling $39.6 billion, including $4.3 billion of loans subserviced for others, which is serviced on behalf of approximately 350 institutional investors and numerous other security holders. As of December 31,1994 Source One had 161 retail branch offices in 28 states and originated $4.6 billion in mortgage loans for the year then ended.

  Source One engages primarily in the business of producing, selling and servicing residential mortgage loans. Its sources of revenue are net mortgage servicing revenue, net interest revenue, net gain on sales of mortgages and other revenue (including underwriting and appraisal fees). Through subsidiaries, Source One also sells credit-related insurance products (such as life, disability, health, accidental death and property-casualty insurance) and provides bi-weekly mortgage payment services.

  Source One was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. Source One is a wholly-owned subsidiary of Fund American Enterprises, Inc. ("FAE") which is a wholly-owned subsidiary of the Company. Source One's principal executive offices are located in Farmington Hills, Michigan.

Industry Overview

  Mortgage banking is the business of serving as a financial intermediary in the: (i) origination and purchase of mortgage loans; (ii) holding of such loans while aggregating sufficient loans to form appropriate mortgage-backed security pools; (iii) subsequent sale of such loans through pools or directly to investors; and (iv) ongoing management or servicing of such loans during the repayment period. Mortgage bankers generate revenue in each of the four stages of the mortgage banking process.

  The origination process involves providing competitive mortgage loan rates, soliciting loan applications, reviewing title and credit matters, and funding loans at closing. Mortgage loans are often purchased from the originators thereof, who may receive a premium for releasing the right to service such purchased mortgage loans. The purchase price and any premium paid for servicing rights are greatly influenced by existing market conditions.

  When interest rates on long-term mortgage loans exceed average interest rates incurred on total borrowings by Source One, as is generally the case, the holding of mortgage loans generates net interest income. In periods when borrowing rates exceed long-term mortgage lending rates, the holding of mortgage loans can generate net interest expense.

  Marketing or selling mortgage loans requires matching the needs of the production market (consisting of homebuyers and homeowners seeking new mortgages) with the needs of the secondary market for mortgage loans (consisting of securities broker-dealers, depository institutions, insurance companies, pension funds and other investors). Conventional mortgage loans (i.e., those not guaranteed or insured by agencies of the Federal government) which are secured by one- to four-family residential properties, and which comply with applicable requirements, are packaged for direct sale or conversion to a mortgage-backed security, generally in pools of $1.0 million or more. Such mortgage-backed securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Mortgage-backed securities are sold by mortgage banking companies primarily to securities broker-dealers. Federal Housing Administration ("FHA") insured mortgage loans and Veterans Administration ("VA") partially guaranteed mortgage loans are packaged in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") for sale primarily to securities broker-dealers. In addition, private entities may pool mortgage loans in the form of collateralized mortgage obligations or pass-through certificates, which may or may not qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code of 1986, as amended, and offer the resulting mortgage-backed securities to the public through securities broker-dealers. There is also a limited private market for mortgage loans which have not been pooled or securitized.

  Servicing involves: (i) collecting principal, interest and funds to be escrowed for tax and insurance payments from mortgage loan borrowers; (ii) remitting principal and interest to mortgage loan investors; (iii) paying property taxes and insurance premiums on mortgaged property; (iv) in some cases, advancing uncollected payments to mortgage loan investors; (v) administering delinquent loans; (vi) supervising foreclosures in the event of unremedied defaults; and (vii) performing all related accounting and reporting activities. Servicing generates cash income in the form of fees, which represent a percentage of the declining outstanding principal amount of the loans serviced and are collected from each mortgage loan payment received plus any late charges.

Mortgage Loan Production

  Source One produces residential mortgage loans through a system of retail branch offices, a correspondent network of banks, thrift institutions and other mortgage lenders, mortgage brokers and a specialized marketing program. The existence of these mortgage production sources gives Source One the flexibility to shift its production between those sources as market conditions warrant and allows Source One to emphasize the production mode which is most economically advantageous.

  Loans produced, whether through origination or purchase, include conventional residential mortgage loans as well as mortgage loans which are either insured by the FHA or partially guaranteed by the VA. In evaluating loans purchased through its correspondent network and loans originated through its broker network, Source One applies the same quality standards as those required for loans originated by Source One itself. Source One's quality control department reviews a random sample of the loans purchased to determine compliance with Source One's standards.

  It is a policy of Source One to primarily produce fixed rate mortgage loans. As of December 31, 1994 approximately 3% of Source One's total mortgage loan servicing portfolio consisted of adjustable rate mortgage loans.

  The following table sets forth selected information regarding Source One's mortgage loan production:

-------------------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                          -------------------------------------------------
Millions                                     1994       1993      1992      1991      1990
-------------------------------------------------------------------------------------------
Loan production by type of loan:
  FHA/VA insured                          $  2,065  $   3,453  $  1,927  $  1,641  $  1,818
  Conventional                               2,521      7,999     5,664     2,386     1,376
                                          -------------------------------------------------
Total                                     $  4,586  $  11,452  $  7,591  $  4,027  $  3,194
------------------------------------------=================================================
Loan production by
 origination source:
  Retail branch office originations       $  2,005  $   4,922  $  3,326  $  1,695  $  1,021
  Correspondent network acquisitions         1,081      2,643     2,578     1,908     1,874
  Mortgage broker originations                 696      1,708     1,026       290       143
  Refinance division originations              804      2,179       661       134       156
                                          -------------------------------------------------
Total                                     $  4,586  $  11,452  $  7,591  $  4,027  $  3,194
===========================================================================================

  Retail Branch Offices. As of December 31, 1994 Source One had 161 retail branch offices in 28 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders and developers, and others, as well as through direct contact with homebuyers.

  As a result of a contracting mortgage loan origination market, Source One implemented a restructuring plan in 1994 to bring its mortgage loan production network in line with anticipated levels of mortgage loan production. As a result of this downsizing, Source One closed several retail branch offices during 1994.

  As of December 31, 1994 Source One's retail branch offices were located in the following states:

--------------------------------------------------------------------------------
              Number of                    Number of                   Number of
State           offices     State            offices     State           offices
--------------------------------------------------------------------------------
Washington           31     New York               5     Rhode Island          2
California           28     Maryland               4     Tennessee             2
Texas                18     Virginia               4     Alaska                1
Arizona               7     Kentucky               3     Connecticut           1
Colorado              7     Missouri               3     Iowa                  1
Florida               7     Kansas                 2     Montana               1
Illinois              7     Massachusetts          2     Oklahoma              1
Michigan              6     New Jersey             2     Wisconsin             1
Ohio                  6     Oregon                 2
Nevada                5     Pennsylvania           2
--------------------------------------------------------------------------------

  Mortgage loans originated by Source One are subject to a defined underwriting process in order to assess each prospective borrower's ability to repay the loan requested and the adequacy of each property as collateral. In addition, Source One is subject to the underwriting guidelines of FHA, VA, FHLMC and FNMA, as well as specific contractual requirements of institutional investors who have agreed to acquire mortgage loans originated by Source One. Most branch office originations are referred to regional operating centers for preparation of loan documentation, evaluation of compliance with Source One's underwriting conditions and closing of the loans.

  Correspondent Network. Source One conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by Source One on a daily basis. In addition, Source One pays a premium for the release of servicing rights which is negotiated on a case-by-case basis. As of December 31, 1994 there were approximately 200 participants in Source One's correspondent network.

  Mortgage Brokers. In 1989 Source One commenced a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by Source One on a daily basis. The mortgage broker receives compensation equivalent to the difference between Source One's pricing schedule and the closing price. Source One maintains offices to service this network in Arizona, California, Colorado, Illinois, Oregon, Virginia and Washington. As of December 31, 1994 there were approximately 1,000 active participants in Source One's mortgage broker network.

  Specialized Marketing Program. Source One also generates mortgage loan originations through an operation which responds to refinancings requests from the population of loans currently serviced by Source One.

Sales of Loans

  Source One sells loans either through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or to institutional investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. During 1994 approximately 41%, 41% and 16% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1993 approximately 29%, 45% and 25% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. Substantially all GNMA securities are sold without recourse to Source One for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance. Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA or FHLMC require Source One to advance funds to make the required payments to investors in the event of a delinquency by the borrower. Source One expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection with VA partially guaranteed loans and certain conventional loans (which may be partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. In addition, most of Source One's servicing agreements for mortgage-backed securities typically require the payments to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, Source One is obligated to pay the investor interest at the note rate from the date of the loan payoff through the end of that calendar month without reimbursement.

  Source One, through private placements and public offerings, has also sold mortgage loans through issuance of its mortgage pass-through certificates. Source One has issued $521.7 million of REMIC certificates from 1986 through 1994. Source One is the primary servicer for these REMIC certificates, which were sold pursuant to five separate trusts which have no recourse provisions. Source One may offer additional mortgage-backed securities in the future if economic and market conditions warrant.

  Historically, Source One's sales of loans have generated net gains. However, if secondary market interest rates decline after Source One obtains a mandatory forward commitment for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan, and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold. To minimize this risk, Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process (pipeline) which it believes will close.

  Source One's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20% of current commitments. Source One currently transacts business with seven approved dealers.

Loan Servicing

  Source One currently retains the rights to service the majority of the mortgage loans it produces. In addition, Source One may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. Source One customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders.
The fees paid to acquire such servicing rights are negotiated on a case-by-case basis.

  During the second quarter of 1994 Source One sold the rights to service $3.9 billion of mortgage loans to a third party. Source One has continued to service these loans pursuant to a five-year subservicing agreement. In February 1995 Source One reached a definitive agreement to sell $9.8 billion of its mortgage servicing portfolio to a third party. The sale is expected to close in the first quarter of 1995, subject to required approvals. The sale of mortgage servicing was undertaken by Source One to take advantage of the substantial increase in the value of servicing rights that has been created by the rise in interest rates during 1994.

  Mortgage loan servicing consists primarily of collecting monthly loan payments and remitting amounts due to investors, collecting property tax and insurance escrow deposits, and making tax and insurance premium payments when due. Source One retains a servicing fee from each monthly loan payment equal to a fixed percentage of the outstanding principal balance of each loan, plus any late charges.

  The following table summarizes the changes in Source One's mortgage loan servicing portfolio:

--------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                                                 ---------------------------------
Billions                                                         1994   1993   1992   1991   1990
--------------------------------------------------------------------------------------------------
Balance at beginning of year                                     $38.4  $37.3  $41.0  $35.6  $29.7
                                                                 ---------------------------------
  Mortgage loan production                                         4.6   11.4    7.6    4.0    3.2
  Servicing acquisitions                                           3.7    6.4    2.3    6.8    5.9
                                                                 ---------------------------------
       Total servicing in                                          8.3   17.8    9.9   10.8    9.1
                                                                 ---------------------------------
  Payoffs                                                          4.7   13.5   11.5    3.9    2.0
  Principal amortization, servicing released and foreclosures      2.4    3.2    2.1    1.5    1.2
                                                                 ---------------------------------
       Total servicing out                                         7.1   16.7   13.6    5.4    3.2
                                                                 ---------------------------------
Balance at end of year                                           $39.6  $38.4  $37.3  $41.0  $35.6
==================================================================================================

  Source One closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes delinquency and foreclosure experience with respect to the residential mortgage loans serviced by Source One:

-------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                               --------------------------------
                                               1994   1993   1992   1991   1990
-------------------------------------------------------------------------------
Percent of total residential loans serviced:
  Past due:
     31-59 days                                3.15%  3.41%  3.26%  3.56%  3.38%
     60-89 days                                 .54    .58    .65    .61    .59
     90 days or more                            .38    .45    .48    .41    .35
                                               --------------------------------
     Total delinquencies                       4.07%  4.44%  4.39%  4.58%  4.32%
-----------------------------------------------================================
  Foreclosures                                  .77%   .92%   .77%   .74%   .70%
===============================================================================

Related Activities

  In conjunction with its origination activities and portfolio servicing, Source One sells certain credit-related insurance products (such as life, disability, health, accidental death, and property-casualty insurance) and provides bi-weekly mortgage payment services.

  Insurance Revenue. Source One acts as an agent and receives fees based on premium value but does not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application, (ii) direct mail solicitation by Source One shortly after mortgage loan closing, (iii) solicitation by direct solicitors and (iv) resolicitation of Source One's mortgage loan servicing portfolio on an annual basis. At certain locations, personal solicitation by Source One staff is permitted by state regulations which determine allowable insurance sales practices. Total fees recognized under these programs for 1994 were $4.6 million.

  Bi-Weekly Mortgage Payment Services Revenue. Source One provides bi-weekly mortgage payment services to new and existing mortgagors. For a one-time enrollment fee, Source One collects payments from a mortgagor on a bi-weekly basis. This arrangement does not involve refinancing or any change to the mortgage documents. Total bi-weekly fee revenue was $1.1 million for the year ended December 31, 1994.

INVESTMENT PORTFOLIO MANAGEMENT

  Fund American's investment portfolio is primarily managed by a small group of employees located in Norwich, Vermont. Beginning August 29, 1994, pursuant to a Discretionary Investment Advisory Agreement between the Company and Warburg, Pincus Counsellors, Inc. ("Warburg Pincus"), Warburg Pincus is providing discretionary investment advisory services to Fund American with respect to a portfolio of investment securities totalling $50.2 million as of December 31, 1994. Warburg Pincus is a registered investment advisor.

  Between September 24, 1993 and July 31, 1994, pursuant to an Investment Management Agreement between the Company and Hanover Advisors, Inc. ("Hanover"), a wholly-owned subsidiary of White River Corporation, Hanover provided discretionary and non-discretionary investment advisory and investment accounting services to Fund American. Hanover and White River Corporation were formerly wholly-owned subsidiaries of the Company. Prior to September 24, 1993 Fund American's investment portfolio was managed by a small group of employees located in White Plains, New York.

  Fund American's philosophy is to invest all assets to maximize their total return over a three- to five-year time frame. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management believes in focusing its efforts and the entity's funds on a small number of quality companies selling at reasonable prices in the marketplace. While such an approach leads to a high concentration in a few securities, management believes it will provide superior returns over a three- to five-year horizon. However, management does not believe that owning a large portfolio of passive investment securities in a taxable corporation format will maximize shareholder returns over the long-term. Therefore, Fund American's long-term goal is to reinvest at least a portion of its investment securities (or proceeds from sales thereof) into operating businesses in which management has knowledge and experience.


CERTAIN BUSINESS CONDITIONS

  Changes in the economy or prevailing interest rates can have significant effects, including material adverse effects, on the mortgage banking business and Source One.

  During periods of economic growth, when the demand for housing is strong, mortgage originations and loan production income can be expected to increase, and foreclosures and loan losses may decline. Conversely, in periods of rising interest rates and/or economic slowdown or recession, mortgage originations and loan production income can be expected to decline, and foreclosures and loan losses may increase.

  Inflation and changes in interest rates can have differing effects on various aspects of Source One's business, particularly with respect to marketing gains and losses on the sale of mortgage loans, mortgage loan production, the value of Source One's servicing portfolio and net interest revenue. Historically, Source One's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of Source One's mortgage loan servicing portfolio because prepayments of mortgages are greater and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of Source One's mortgage loan servicing portfolio because prepayments of mortgages are lower and the average life of loan servicing rights is lengthened.


COMPETITION

  Source One competes nationally and locally for loan production with other mortgage bankers, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than Source One, which must originate loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. Source One competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders and developers and members of its correspondent network. In the opinion of management of Source One, no single mortgage lender dominates the industry.


REGULATION

  Source One is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, GNMA, FHA and VA with respect to originating, processing, selling and servicing mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers and, in some cases, establish maximum interest rates, fees and loan amounts. Lenders are required to submit audited financial statements annually. FNMA and GNMA require the maintenance of specified net worth levels which vary depending on the amount of FNMA loans serviced and GNMA mortgage-backed securities issued by Source One. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act, and regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require disclosure of certain information to borrowers.

Certain conventional mortgage loans are also subject to state usury statutes; FHA and VA loans are exempt from the effects of such statutes. In addition, there are various state laws and regulations affecting Source One's mortgage banking and insurance operations. Source One's audit and quality control departments monitor compliance with all these laws and regulations. Statutory limitations have occasionally constrained the activities of the FHA, VA and GNMA. To date, Congress has in each case extended the agencies' authority either before or shortly after the agencies have been forced to suspend their activities. Thus, there has been little or no adverse effect on the processing, closing and marketing of FHA and VA loans. There can be no assurance, however, that Congress will continue to make such extensions. In the event such extensions are not forthcoming in the future, the processing, closing and marketing of FHA and VA loans could be adversely affected.


EMPLOYEES

  As of December 31, 1994 the Company employed 12 persons and Source One employed 2,055 persons (of whom 420 were engaged in loan servicing activities and 1,635 were engaged in residential loan production activities, appraisal functions, and administrative and managerial responsibilities). None of Fund American's employees is covered by a collective bargaining agreement. Management believes that Fund American's employee relations are good.

Item 2.  Properties

  The Company rents 1,800 square feet of space for use as its principal office at The 1820 House, Norwich, Vermont, under a lease expiring in 1995. Source One owns its principal office in Farmington Hills, Michigan, which houses the majority of its employees. Source One also owns an office building in West Bloomfield, Michigan. Source One leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most of such leases contain renewal clauses.

Item 3. Legal Proceedings

  Various claims have been made against Fund American in the normal course of its business. In management's opinion, the outcome of such claims will not, in the aggregate, have a material effect on Fund American's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of Fund American's shareholders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT AND ITS SUBSIDIARIES (as of March 27, 1995)

---------------------------------------------------------------------------------------------------------
                                                                                                Executive
                                                                                                  officer
Name                         Position                                                    Age        since
---------------------------------------------------------------------------------------------------------
Terry L. Baxter              President and Secretary of FAE                               49         1994
Dennis P. Beaulieu           Corporate Secretary                                          47         1995
John J. Byrne                Chairman, President and Chief Executive Officer              62         1985
James A. Conrad              President and Chief Executive Officer of Source One          53         1985
K. Thomas Kemp               Executive Vice President                                     54         1991
Michael S. Paquette          Vice President and Controller                                31         1993
Robert W. Richards           Chairman of Source One                                       52         1979
Allan L. Waters              Senior Vice President and Chief Financial Officer            37         1990
=========================================================================================================

     All executive officers are elected by the Company's Board of Directors for a term of one year or until their successors have been elected and have duly qualified.

     Mr. Baxter was elected President and Secretary of FAE in January 1994. Prior to joining the Company in 1994, Mr. Baxter was Managing Director of the National Transportation Safety Board from 1990. Prior to that, he was the Assistant Director of OMB in the Reagan Administration. Mr. Baxter is a director of FAE, MSA, Source One and White Mountains Insurance Holdings, Inc., a wholly owned subsidiary of the Company ("White Mountains").

     Mr. Beaulieu was elected Corporate Secretary in February 1995 and also serves as Vice President and Secretary of White Mountains. Prior to joining Fund American in 1995, Mr. Beaulieu was Senior Vice President and Chief Financial Officer of New Dartmouth Bank. Mr. Beaulieu is a director of White Mountains.

     Mr. Byrne has served as Chairman, President and Chief Executive Officer since 1990, as Chairman and Chief Executive Officer from 1985 to 1990 and was Chairman and Chief Executive Officer of Fireman's Fund Insurance Company ("Fireman's Fund") from 1989 through January 2, 1991. Mr. Byrne is also Chairman of FSA, Chairman of FAE, Chairman of White Mountains and a director of Source One.

     Mr. Conrad has served as President and Chief Executive Officer of Source One since 1990, as Executive Vice President of its Production Division from 1987 to 1989, and as Corporate Vice President of its Wholesale Division from 1985 to 1987. Mr. Conrad is a director of Source One.

     Mr. Kemp has served as Vice President, Treasurer and Secretary since 1991, was elected Executive Vice President in 1993 and became a director of the Company in 1994. He is also President and Chief Executive Officer of White Mountains. Mr. Kemp was a Vice President of Fireman's Fund from 1990 to January 2, 1991. Prior to joining Fireman's Fund, Mr. Kemp was President of Resolute Reinsurance Company. Mr. Kemp is also a director of FSA, FAE, MSA, Source One and White Mountains.

     Mr. Paquette was elected Vice President and Chief Accounting Officer in 1993 and was appointed Vice President and Controller in February 1995. Mr. Paquette is also Vice President and Controller of White Mountains. He was formerly Secretary of FAE from 1990 to 1993 and has been a member of the Fund American organization since 1989. Mr. Paquette is a director of FAE and White Mountains.

     Mr. Richards has served as Chairman of Source One since 1989, as its President from 1987 to 1989, and as its Executive Vice President from 1985 to 1987.

     Mr. Waters was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Waters is also Senior Vice President and Chief Financial Officer of White Mountains. He was formerly Vice President and Controller of FAE from 1991 to 1993; was Vice President, Controller and Assistant Secretary of the Company from 1990 to 1991, and was Vice President, Finance of the Company from 1988 to 1990. Mr. Waters is a director of FSA, FAE, Source One and White Mountains.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 27, 1995 there were 666 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

     The Company does not currently pay regular cash dividends to holders of Shares. The Company's Board of Directors may reconsider from time to time its policy with respect to payment of regular periodic dividends on Shares.

     The remaining information called for by this item is reported as "Quarterly trading range for shares of common stock" and "Stock Exchange Information" appearing on pages 52 and 56, respectively, of the Company's 1994 Annual Report to Shareholders, herein incorporated by reference.

Item 6.  Selected Financial Data

     Reported on page 10 of the Company's 1994 Annual Report to Shareholders, herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reported on pages 11 through 21 of the Company's 1994 Annual Report to Shareholders, herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reported in the consolidated financial statements of Fund American and the notes thereto and the report thereon of Ernst & Young LLP, independent auditors, appearing on pages 22 through 49 and 51 of the Company's 1994 Annual Report to Shareholders, herein incorporated by reference.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers

a.   Directors (as of March 27, 1995)

     Reported under the caption "Election of Directors" on pages 3 through 5 of the Company's 1995 Proxy Statement, herein incorporated by reference.

b.   Executive Officers (as of March 27, 1995)

     Reported in Part I pursuant to General Instruction G to Form 10-K.

Item 11.  Executive Compensation

     Reported under the captions "Compensation of Executive Officers" on pages 9 through 11, "Reports of the Compensation Committee on Executive Compensation" on pages 11 though 14, "Shareholder Return Graph" on page 15, and "Compensation Plans" on page 16 through 17 of the Company's 1995 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 6 through 8 of the Company's 1995 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reported under the captions "Certain Transactions" on page 11, and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 17 of the Company's 1995 Proxy Statement, herein incorporated by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   (1)  Financial Statements

     The financial statements applicable to the Company and its consolidated affiliates have been incorporated by reference herein from the Company's 1994 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules shown on page 12 of this report.

     (2)  Financial Statement Schedules

     The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 12 of this report.

b.   Reports on Form 8-K

     No reports on Form 8-K were issued by the Company during the fourth quarter of 1994.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
        Index to Financial Statements and Financial Statement Schedules

------------------------------------------------------------------------------------------------------
                                                                                   Annual         Form
                                                                                   Report         10-K
                                                                                 page(s)*      page(s)
------------------------------------------------------------------------------------------------------
Financial statements:
Consolidated balance sheets as of December 31, 1994 and 1993.....................      22
Consolidated income statements for each of the years ended
  December 31, 1994, 1993 and 1992...............................................      23
Consolidated statements of shareholders' equity for each of the years ended
  December 31, 1994, 1993 and 1992...............................................      24
Consolidated statements of cash flows for each of the years ended
  December 31, 1994, 1993 and 1992...............................................      25
Notes to consolidated financial statements.......................................      26-49

Other financial information:
Report of independent auditors...................................................      51
Selected quarterly financial data (unaudited)....................................      52

Financial statement schedules:
  III. Condensed financial information of registrant.............................                   13-14
======================================================================================================

*   The Company's 1994 Annual Report to Shareholders.

All other schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.

                                                                    SCHEDULE III


                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (Parent Company only)

                           CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
                                                                                             ---------------------
(Millions)                                                                                       1994         1993
------------------------------------------------------------------------------------------------------------------
Assets:
  Common equity securities and other investments                                             $  148.7    $   165.5
  Short-term investments, at amortized cost                                                      58.2        127.8
  Cash                                                                                             .1          2.1
  Other assets                                                                                   23.9         27.7
  Investments in unconsolidated affiliates, at equity                                            69.7           --
  Investments in wholly-owned subsidiaries, at equity                                           679.2        873.5
                                                                                             ---------------------
    Total assets                                                                             $  979.8    $ 1,196.6
---------------------------------------------------------------------------------------------=====================
Liabilities:
  Debt                                                                                       $  153.8    $   178.4
  Accounts payable and other liabilities                                                        164.9        113.2
                                                                                             ---------------------
    Total liabilities                                                                           318.7        291.6
  Shareholders' equity                                                                          661.1        905.0
                                                                                             ---------------------
    Total liabilities and shareholders' equity                                               $  979.8    $ 1,196.6
==================================================================================================================

                          CONDENSED INCOME STATEMENTS

------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                                ----------------------------------
(Millions)                                                                          1994         1993         1992
------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $   14.2    $    11.1    $    22.6
Expenses                                                                            21.2         29.6         15.2
                                                                                ----------------------------------
  Pretax operating earnings (loss)                                                  (7.0)       (18.5)         7.4
                                                                                ----------------------------------
Net realized investment gains                                                       22.7         68.9         48.6
Change in net unrealized investment gains and losses                                  --        (61.3)         4.1
                                                                                ----------------------------------
  Net investment gains                                                              22.7          7.6         52.7
                                                                                ----------------------------------
Pretax earnings (loss)                                                              15.7        (10.9)        60.1
Income tax provision                                                                 7.6         14.3         21.8
                                                                                ----------------------------------
Parent company only operating income (loss)                                          8.1        (25.2)        38.3
Equity in operating income of subsidiaries                                          13.0         95.6         15.9
Gain from sale of discontinued operations, after tax                                  --           --           .7
Cumulative effect of accounting change -- purchased mortgage
  servicing, after tax                                                             (44.3)
Cumulative effect of accounting change -- postretirement benefits, after tax          --           --         (1.9)
Cumulative effect of accounting change -- income taxes                                --           --        (23.8)
                                                                                ----------------------------------
Consolidated net income                                                         $  (23.2)   $    70.4    $    29.2
==================================================================================================================

                                                                    SCHEDULE III
                                                                     (continued)


                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (Parent Company only)

                             CONDENSED CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                                   ---------------------------------
(Millions)                                                                              1994        1993        1992
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $   (23.2)   $   70.4    $   29.2
Charges (credits) to reconcile net income to net cash from operations:
  Net realized investment gains                                                        (22.7)      (68.9)      (48.6)
  Change in net unrealized investment gains and losses                                    --        61.3        (4.1)
  Equity in operating income of subsidiaries and affiliates                            (15.6)      (95.6)      (15.9)
  Dividends received and returns of capital from subsidiaries and affiliates           121.3       114.6          --
  Gain from sale of discontinued operations, after tax                                    --          --         (.7)
  Cumulative effect of accounting change -- purchased
   mortgage servicing, after tax                                                        44.3
  Cumulative effect of accounting change -- postretirement benefits, after tax            --          --         1.9
  Cumulative effect of accounting change -- income taxes                                  --          --        23.8
  Decrease (increase) in current income taxes receivable                                35.1       (10.3)       98.8
  Deferred income tax provision                                                          2.8        21.0         4.1
  Other, net                                                                            10.1         1.9        15.1
                                                                                   ---------------------------------
Net cash provided from operations                                                      152.1        94.4       103.6
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in short-term investments                                     69.6       (28.3)      133.7
  Sales and maturities of common equity securities and other investments                73.3       216.7       229.9
  Purchases of common equity securities and other investments                          (60.3)     (314.6)        (.3)
  Investments in unconsolidated affiliates                                             (44.0)         --          --
  Sale of discontinued operations                                                         --          --        (7.9)
  Other                                                                                   --        (1.7)         --
                                                                                   ---------------------------------
Net cash provided from (used for) investing activities                                  38.6      (127.9)      355.4
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  (Decrease) increase in short-term debt                                                  --      (100.0)      100.0
  Proceeds from issuances of long-term debt                                               --       178.0          --
  Repayments of long-term debt                                                         (23.9)         --          --
  Redemption of preferred stock                                                        (82.0)         --      (185.0)
  Proceeds from issuances of common stock from treasury                                  2.8         2.1        29.4
  Purchases of common stock retired                                                    (78.8)      (41.8)     (371.7)
  Dividends paid to preferred shareholders                                             (10.8)      (12.2)      (22.2)
                                                                                   ---------------------------------
Net cash (used for) provided from financing activities                                (192.7)       26.1      (449.5)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash during year                                             (2.0)       (7.4)        9.5
Cash balance at beginning of year                                                        2.1         9.5          --
--------------------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                        $      .1    $    2.1    $    9.5
====================================================================================================================

c.  Exhibits

--------------------------------------------------------------------------------
Exhibit
number                                Name
--------------------------------------------------------------------------------

2      -   Distribution Agreement, effective September 24, 1993 among the
           Company and White River Corporation (incorporated by reference to Exhibit (2.1) of the Company's Report on Form 8-K dated December 6,
           1993)

3(i)   -   Amended and Restated Certificate of Incorporation of the Company
           (incorporated by reference to Exhibit 3(a) of the Company's 1993 Annual Report on Form 10-K)

 (ii)  -   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3(b) of the Company's 1993 Annual Report on Form 10-K)

4      -   Indenture dated January 1, 1993, with The First National Bank of
           Chicago, as trustee, pursuant to the Company's offering of $150 million of medium-term notes (incorporated by reference to Exhibit
           (4) of the Company's Report on Form 8-K dated January 15, 1993)

9      -   Voting Trust Agreement dated September 2, 1994 between the Company,
           U S West Capital Corporation and First Chicago Trust Company of New York (filed pursuant to Exhibit 10(a) herein)

10     -   Material Contracts:

  (a)  -   Credit Agreement dated June 2, 1994 among the Company, Fund American
           Enterprises, Inc., FFOG, Inc., the banks named therein and The Chase Manhattan Bank (*)

  (b)  -   Securities Purchase Agreement dated April 10, 1994 between the
           Company, U S West, Inc., U S West Capital Corporation and Financial Security Assurance Holdings Ltd. (incorporated by reference to
           Exhibit 10(a) of the Company's Report on Form 8-K dated April 10,
           1994)

  (c) - Common Stock Warrant Agreement with respect to shares of the Company's Common stock between the Company and John J. Byrne (incorporated by reference to Exhibit 10(v) of the Company's Registration Statement on Form S-1 (No. 33-0199)) (**)

  (d)  -   Loan Agreement between the Company and its Chairman, John J. Byrne, dated December 30, 1992 (incorporated by reference to Exhibit 10(s) of the Company's 1992 Annual Report on Form 10-K) (**)

  (e)  -   The Company's Retirement Plan for Non-Employee Directors
           (incorporated by reference to Exhibit 10(aa) of the Company's 1992 Annual Report on Form 10-K) (**)

  (f)  -   The Company's Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10(bb) of the Company's 1992 Annual Report on Form 10-K) (**)

  (g)  -   The Company's Deferred Benefit Plan (incorporated by reference to
           Exhibit 10(cc) of the Company's 1992 Annual Report on Form 10-K)
           (**)

  (h)  -   The Company's Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(i) of the Company's 1990 Annual Report on Form 10-K) (**)

  (i)  -   Source One Mortgage Services Corporation's Long-Term Incentive Plan
           (*) (**)

  (j)  -   Source One Mortgage Services Corporation's Voluntary Deferred
           Compensation Plan (incorporated by reference to Exhibit 10(s) of the Company's 1993 Annual Report on Form 10-K) (**)

  (k)  -   Source One Mortgage Services Corporation's Amended and Restated
           Executive Phantom Stock Plan (incorporated by reference to Exhibit 10(t) of the Company's 1993 Annual Report on Form 10-K) (**)

  (l)  -   Source One Mortgage Services Corporation's Stock Appreciation Rights
           Plan (incorporated by reference to Exhibit 10(u) of the Company's 1993 Annual Report on Form 10-K) (**)

  (m)  -   Investment Contract by and between Source One Mortgage Services
           Corporation and James A. Conrad (incorporated by reference to Exhibit 10(v) of the Company's 1993 Annual Report on Form 10-K) (**)

  (n)  -   Investment Contract by and between Source One Mortgage Services
           Corporation and Robert W. Richards (incorporated by reference to
           Exhibit 10(w) of the Company's 1993 Annual Report on Form 10-K) (**)

  (o)  -   Credit Agreement, dated December 13, 1993, among the Company and
           White River Corporation (incorporated by reference to Exhibit 10(x) of the Company's 1993 Annual Report on Form 10-K) (**)

11     -   Statement Re Computation of Per Share Earnings (*)

13     -   Fund American Enterprises Holdings, Inc. 1994 Annual Report to
           Shareholders. Such report, except portions which are expressly incorporated by reference in this report on Form 10-K, is furnished only for the information of the Securities and Exchange Commission and is not being "filed" as part hereof (*)

21     -   Subsidiaries of the Registrant (*)

23     -   Consent of Independent Auditors (*)

24     -   Powers of Attorney (*)

================================================================================

(*)   filed herewith.
(**) management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                                       By:       /s/ MICHAEL S. PAQUETTE
                                          --------------------------------------
                                                     Michael S. Paquette
                                                Vice President and Controller

                                       Date:  March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date
         ---------                          -----                      ----

        JOHN J. BYRNE*             Chairman, President and        March 30, 1995
--------------------------------   Chief Executive Officer
        John J. Byrne

       HOWARD L. CLARK*            Director                       March 30, 1995
--------------------------------
       Howard L. Clark

     HOWARD L. CLARK, JR.*         Director                       March 30, 1995
--------------------------------
     Howard L. Clark, Jr.

       ROBERT P. COCHRAN*          Director                       March 30, 1995
--------------------------------
       Robert P. Cochran

   GEORGE J. GILLESPIE, III*       Director                       March 30, 1995
--------------------------------
   George J. Gillespie, III

        K. THOMAS KEMP*            Executive Vice President and   March 30, 1995
--------------------------------   Director
        K. Thomas Kemp

       GORDON S. MACKLIN*          Director                       March 30, 1995
--------------------------------
       Gordon S. Macklin

      MICHAEL S. PAQUETTE*         Vice President and Controller  March 30, 1995
--------------------------------
      Michael S. Paquette

       ALLAN L. WATERS*            Senior Vice President and      March 30, 1995
--------------------------------   Chief Financial Officer
       Allan L. Waters

        ARTHUR ZANKEL*             Director                       March 30, 1995
--------------------------------
        Arthur Zankel


*By:   /s/ K. THOMAS KEMP
--------------------------------
K. Thomas Kemp, Attorney-in-Fact