Form 10-Q
period 1995-03-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1995-05-12
CIK 776867

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1995

                                      OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES  EXCHANGE  ACT OF 1934

                For the transition period from ______ to ______

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


           The 1820 House, Main Street, Norwich, Vermont 05055-0850 (Address of principal executive offices including zip code)


                                (802) 649-3633
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X    No
     -----     ------

As of May 12, 1995, 7,662,208 shares of Common Stock with a par value of $1.00 per share were outstanding.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                               Table of Contents


PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets, March 31, 1995
           (Unaudited), and December 31, 1994                                  3

           Condensed Consolidated Income Statements (Unaudited),
           Three Months Ended March 31, 1995 and 1994                          4

           Condensed Consolidated Statements of Cash Flows (Unaudited),
           Three Months Ended March 31, 1995 and 1994                          5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6-9

PART II.   OTHER INFORMATION

  Items 1 through 6                                                           10

SIGNATURES                                                                    11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                                     March 31,         December 31,
                                                                                       1995               1994
                                                                                     ----------        -----------
                                                                                     (Unaudited)
Assets
Common equity securities, at market value (cost: $227.1 and $294.2)                  $    268.8        $    332.4
Other investments (cost: $204.2 and $163.6)                                               200.4             157.3
Short-term investments, at amortized cost (which approximated market value)               186.0             119.2
                                                                                     ----------        ----------
        Total investments                                                                 655.2             608.9
Cash                                                                                        7.1               1.5
Capitalized mortgage servicing, net of accumulated amortization                           359.7             530.5
Mortgage loans held for sale                                                              188.4             210.5
Other mortgage origination and servicing assets                                           212.0             213.7
Investment in unconsolidated affiliate                                                     83.5              69.7
Other assets                                                                              171.9             172.5
                                                                                     ----------        ----------
Total Assets                                                                         $  1,677.8        $  1,807.3
                                                                                     ==========        ==========
Liabilities
Short-term debt                                                                      $    251.6        $    254.1
Long-term debt                                                                            467.9             547.0
Accounts payable and other liabilities                                                    220.1             245.1
                                                                                     ----------        ----------
        Total liabilities                                                                 939.6           1,046.2
                                                                                     ----------        ----------
Minority Interest - preferred stock of subsidiary                                         100.0             100.0
                                                                                     ----------        ----------
Shareholders' Equity
Preferred stock - authorized 10,000,000 shares:
     Series D - voting preferred stock; $1 par value per share -
       20,833 shares outstanding                                                           75.0              75.0
Common stock at $1 par value per share - authorized 125,000,000 shares;
     issued 32,847,147  and 33,597,147 shares                                              32.8              33.6
Common paid-in surplus                                                                    330.6             338.1
Retained earnings                                                                       1,077.3           1,098.2
Net unrealized gains on investment securities                                              26.1              19.7
Common stock in treasury, at cost - 25,184,939 and 25,187,210 shares                     (878.4)           (878.5)
Loan for common stock issued                                                              (25.2)            (25.0)
                                                                                     ----------        ----------
        Total shareholders' equity                                                        638.2             661.1
                                                                                     ----------        ----------
Total Liabilities, Minority Interest and Shareholders' Equity                        $  1,677.8        $  1,807.3
                                                                                     ==========        ==========

           See Notes to Condensed Consolidated Financial Statements.

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
Revenues:
  Mortgage servicing revenue                                       $   41.2       $   43.7
  Amortization of capitalized servicing                                13.7           26.6
                                                                   --------       --------
    Net servicing revenue                                              27.5           17.1
  Net gain (loss) on sales on mortgages                                (1.3)          12.2
  Gain on sale of mortgage servicing                                   28.2              -
  Other mortgage operations revenue                                     3.5            7.9
  Equity in earnings of unconsolidated affiliate                        1.6              -
  Net investment income and other revenue                              12.9           33.8
                                                                   --------       --------
    Total revenues                                                     72.4           71.0
                                                                   --------       --------
Expenses:
  Interest expense                                                     12.0           25.4
  Compensation and benefits                                            17.8           13.2
  General expenses                                                     13.6           19.0
                                                                   --------       --------
    Total expenses                                                     43.4           57.6
                                                                   --------       --------
Pretax operating earnings                                              29.0           13.4
Net realized investment gains                                          17.0            1.5
                                                                   --------       --------
Pretax earnings                                                        46.0           14.9
Income tax provision                                                   16.9            5.9
                                                                   --------       --------
After tax earnings                                                     29.1            9.0
Loss on early extinguishment of debt, after tax                         (.2)             -
Cumulative effect of accounting change-
  purchased mortgage servicing, after tax                                 -          (44.3)
                                                                   --------       --------
Net Income (loss)                                                      28.9          (35.3)
Less dividends on preferred stock                                       1.6            3.0
                                                                   --------       --------
Net income (loss) applicable to common stock                       $   27.3       $  (38.3)
                                                                   ========       ========
Primary earnings per share:
  After tax earnings                                               $   3.10       $    .60
  Net income (loss)                                                    3.08          (3.86)

Fully diluted earnings per share:
  After tax earnings                                               $   2.94       $    .60
  Net income (loss)                                                    2.93          (3.86)

           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                             -------------------------
                                                                                                 1995            1994
                                                                                             ---------       ---------
Cash flows from operations:
Net income (loss)                                                                            $    28.9       $   (35.3)
Charges (credits) to reconcile net income to cash flows from operations:
  Net realized investment gains                                                                  (17.0)           (1.5)
  Loss on early extinguishment of debt, after tax                                                   .2              -
  Cumulative effect of accounting change - purchased mortgage servicing, after tax                  -             44.3
  Decrease in mortgage loans held for sale                                                        22.1           380.5
  Gain on sale of mortgage servicing                                                             (28.2)             -
  Depreciation and amortization                                                                   15.1            29.6
  Capitalized excess mortgage servicing income                                                    (1.0)           (8.0)
  Changes in current income taxes receivable and payable                                          15.9             2.7
  Deferred income tax provision                                                                    1.0             2.2
  Other, net                                                                                       5.1             9.9
                                                                                             ---------       ---------
Net cash flows provided from operating activities                                                 42.1           424.4
                                                                                             ---------       ---------
Cash flows from investing activities:
  Net (increase) decrease in short-term investments                                              (66.8)           11.3
  Sales and maturities of common equity securities and other investments                          97.6            52.2
  Purchases of common equity securities and other investments                                      (.7)          (30.3)
  Investments in unconsolidated affiliates                                                       (33.8)             -
  Funding of revolving credit agreement                                                          (40.0)             -
  Collections on mortgage origination and servicing assets                                        42.5            75.4
  Additions to capitalized mortgage servicing                                                    (24.6)          (14.9)
  Proceeds from sale of mortgage servicing                                                       170.7              -
  Additions to other mortgage origination and servicing assets                                   (42.1)          (75.2)
  Sales (purchases) of fixed assets, net                                                            .5            (1.4)
                                                                                             ---------       ---------
Net cash provided from investing activities                                                      103.3            17.1
                                                                                             ---------       ---------
Cash flows from financing activities:
  Net decrease in short-term debt                                                                 (2.5)         (535.6)
  Proceeds from issuances of preferred stock by subsidiary                                          -             96.9
  Repayments of long-term debt                                                                   (79.6)             -
  Proceeds from issuances of common stock from treasury                                             .1              -
  Purchases of common stock retired                                                              (56.4)           (4.8)
  Dividends received from affiliates                                                                .2              -
  Cash dividends paid to preferred shareholder                                                    (1.6)           (3.0)
                                                                                             ---------       ---------
Net cash used for financing activities                                                          (139.8)         (446.5)
                                                                                             ---------       ---------
Net increase (decrease) in cash during period                                                      5.6            (5.0)
Cash balance at beginning of period                                                                1.5            10.7
                                                                                             ---------       ---------
Cash balance at end of period                                                                $     7.1       $     5.7
                                                                                             =========       =========
Supplemental cash flows information:
  Interest paid                                                                              $    (7.3)      $   (19.4)
  Net income tax payments                                                                    $     (.2)      $     (.2)
  Non-cash exchanges of investment securities                                                $      -        $      -

           See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


Note 1.  Basis of Presentation
- ------------------------------

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's primary business is conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). Source One is one of the nation's largest mortgage banks.

These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. These financial statements should be read in conjunction with the Company's 1994 Annual Report to Shareholders. These interim financial statements may not be indicative of financial results for the full year.

Note 2.  Earnings Per Share
- ---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 8,849,625 and 9,921,802 for the three-month periods ended March 31, 1995 and 1994, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 9,889,470 and 9,921,802 for the three-month periods ended March 31, 1995 and 1994, respectively.


Item 2. Management's Discussion and Analysis
- --------------------------------------------

Results of Operations -- Three-Month Periods Ended March 31, 1995 and 1994

Net income was $28.9 million for the first quarter of 1995 which compares to a net loss of $35.3 million for the first quarter of 1994. The 1994 net loss reflects a $44.3 million after tax charge related to a change in accounting methodology adopted by Source One.

Book value per common and equivalent share increased $3.34 per share to $72.29 at March 31, 1995 from $68.95 at December 31, 1994. This increase reflects net investment gains (realized and unrealized) totalling $17.5 million after tax and a $28.2 million pretax gain ($18.3 million after tax) resulting from the March 31, 1995 sale of $9.9 billion of Source One's mortgage servicing portfolio to a third party (the "Servicing Sale").

Mortgage Origination and Servicing. Source One's mortgage loan production decreased to $.3 billion for the first quarter of 1995 from $2.1 billion for the comparable prior year quarter. The decrease in production was primarily due to higher market interest rates for mortgage loans resulting in reduced refinancing activity. Mortgage loan payoffs decreased to $.4 billion for the first quarter of 1995 from $2.2 billion for the comparable prior year quarter. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

- ------------------------------------------------------------------------------
                                                             Three Months
                                                            Ended March 31,
                                                       -----------------------
Millions                                                    1995          1994
- ------------------------------------------------------------------------------
Mortgage loan production:
    Retail originations                                $     193     $   1,295
    Wholesale originations                                   136           800
                                                       -----------------------
            Total                                      $     329     $   2,095
                                                       -----------------------
- ------------------------------------------------------------------------------
Mortgage loan servicing
 portfolio (c):
    Beginning balance                                  $  39,568     $  38,403
    Mortgage loan production                                 329         2,095
    Servicing acquisitions                                    --         1,046
    Regular Payoffs                                         (384)       (2,183)
    Servicing sale, servicing released,
     principal amortization and foreclosures             (10,543)         (877)
                                                       -----------------------
            Ending balance                             $  28,970     $  38,484
==============================================================================

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

- ------------------------------------------------------------------------------
                                                        March 31,     Dec. 31,
                                                            1995         1994
- ------------------------------------------------------------------------------
Mortgage loan servicing
 portfolio (a):
    Number of loans                                      446,489       543,428
    Weighted average interest rate                         8.28%         8.14%
    Percent delinquent (b)                                 4.89%         4.84%
==============================================================================

(a)  Excludes $1,651 million of interim servicing as of December 31, 1994.

(b)  Includes loans in process of foreclosure.

(c) Includes loans subserviced for others of $4,252 million and $4,294 million as March 31, 1995 and December 31, 1994, respectively.


Mortgage servicing revenue, net of amortization of the capitalized servicing asset, increased $10.4 million to $27.5 million for the first quarter of 1995 from $17.1 million for the comparable prior year quarter. The improvement reflects decreased amortization of the capitalized mortgage servicing asset due to a decrease in actual and anticipated mortgage loan prepayments.

Source One experienced a net loss on sales of mortgages of $1.3 million in the 1995 first quarter versus a net gain of $12.2 million for the comparable 1994 period. The deterioration is attributable to lower mortgage loan sales volume, particularly sales of premium refinance products, due to the reduction in mortgage loan production and continued industry-wide price competition.

The capitalized mortgage servicing asset declined to $359.7 million at March 31, 1995, from $530.5 million at December 31, 1994. The decline is primarily due to the Servicing Sale.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One. Investment income and other revenue decreased to $12.9 million for the first quarter of 1995 from $33.8 million for the comparable prior year quarter. The decrease resulted from a lower average size of Source One's inventory of mortgage loans held for sale.

Total net investment gains and losses, before tax, were as follows:

- ------------------------------------------------------------------------------
                                                             Three Months
                                                            Ended March 31,
                                                       -----------------------
Millions                                                  1995           1994
- ------------------------------------------------------------------------------
Net realized gains                                     $  17.0       $    1.5
Net unrealized gains (losses)                              9.8          (57.1)
                                                       -----------------------
Total net investment gains (losses), before tax        $  26.8       $  (55.6)
==============================================================================

During the 1995 first quarter, Fund American sold 1,901,000 shares of common stock of American Express Company for $59.0 million. As of March 31, 1995, Fund American's largest holdings of common equity securities, at market value, were The Louisiana Land & Exploration Company ($109.4 million) and San Juan Basin Royalty Trust ($75.6 million).

Expenses. Source One finances its inventory of mortgage loans held for sale primarily with debt. Accordingly, the decrease in mortgage loans held for sale resulted in a decrease in interest expense for the first quarter of 1995 as compared to the first quarter of 1994.

Fund American's general expenses decreased $5.3 million to $13.6 million for the first quarter of 1995 versus $19.0 million for the comparable prior year quarter. The decline was primarily due to a decrease in mortgage loan production expenses resulting from lower production levels experienced during the 1995 period.

Compensation and benefits expense increased to $17.8 million for the first quarter of 1995 from $13.2 million for the comparable prior year quarter. In accordance with generally accepted accounting principals, Source One nets mortgage loan origination fees, less certain direct costs, against compensation and benefits expense. The high level of originations experienced by Source One during early 1994 as compared to 1995 resulted in significantly higher origination fees offsetting compensation and benefits for the 1994 first quarter than were experienced in the 1995 first quarter. Excluding the effects of such loan origination fees, compensation and benefits decreased $7.1 million from 1994 to 1995.

Liquidity and Capital Resources

Parent Company. During January 1995 the Company purchased an additional 460,200 common shares of Financial Security Assurance Holdings Ltd. ("FSA"). FSA, a leading Aaa/AAA writer of financial guarantee insurance, is Fund American's newest operating affiliate. The shares were purchased on the open market for $8.8 million and raised the Company's voting control of FSA to approximately 23%.

On February 7, 1995 the Company capitalized its newly formed subsidiary, White Mountains Insurance Company ("White Mountains"), with $25.0 million in cash. In March 1995 White Mountains received its license from the Insurance Commissioner of the State of New Hampshire to engage in the sale of property casualty insurance. White Mountains is expected to expand its operations to other states as additional approvals are obtained.

On February 28, 1995 the Company repurchased $8.8 million in principal amount of its medium-term notes.

Pursuant to the terms of a credit agreement among the Company and White River Corporation ("White River"), the Company provided White River with a $50.0 million term loan (the "Term Loan") which becomes due on March 24, 1996 and a $40.0 million revolving credit facility (the "Revolver"). On March 23, 1995 White River borrowed $40.0 million under the Revolver which becomes due on September 25, 1995. The credit agreement provides White River with the right to use certain of its investment securities to repay its borrowings under the Term Loan and the Revolver.

On March 27, 1995 the Company accepted for purchase 750,000 shares of its Common Stock ("Shares") that had been tendered pursuant to its cash offer to purchase up to 750,000 Shares at $75.00 per Share. All Shares tendered have since been retired. The tender offer fully exhausted the Company's remaining Share repurchase authorization.

In connection with the Servicing Sale, on April 14, 1995 Source One transferred $90.0 million in cash and $19.7 million in equity securities to its parent Fund American Enterprises, Inc. ("FAE", a subsidiary of the Company) in exchange for shares of Source One common stock held by FAE.

Prospectively, the primary sources of cash inflows for the Company will be sales of investment securities, investment income and distributions received from its operating subsidiaries.

Source One. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

Source One's working capital requirements have historically been funded through its revolving credit and commercial paper programs. These borrowings are used to fund mortgage loan production until the sale of such mortgage loans in the secondary market. Declines in mortgage loan production have led to a reduction in the balance of mortgage loans held for sale during 1995, resulting in a decrease in Source One's short-term borrowings.

In March 1995 Source One consolidated its three credit facilities into a new single credit facility in the amount of $500.0 million. The new facility, which could be further increased to $1.0 billion, matures in March 1998 and contains restrictions and covenants which are similar to those contained in the previous credit facilities.

Source One repurchased $70.7 million in principal amount of its long-term debt during the first quarter of 1995. Source One expects to make additional long-term debt repurchases during 1995.

At March 31, 1995 Source One had $128.2 million of short-term borrowings outstanding under committed bank credit agreements and $83.4 million of outstanding commercial paper.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote by Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               11 - Statement Re Computation of Per Share Earnings*

          (b)  Reports on Form 8-K

          None.


*Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                       ----------------------------------------
                                       (Registrant)


Date: May 12, 1995                 By: /s/
                                       --------------------------------
                                       Michael S. Paquette
                                       Vice President and
                                       Controller