Form 10-K/A
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1995-05-24
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                               (Amendment No. 1)
                      For the fiscal year ended December 31, 1994
                                       OR
        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE  ACT OF 1934

              For the transition period from _______ to  _______

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the registrant as of March 27, 1995 and April 30, 1995 was $629,386,740 and $627,471,756, respectively.

  As of March 27, 1995 and April 30, 1995, 7,659,937 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's 1994 Annual Report to Shareholders
                              (Parts II and IV).
Portions of the registrant's Notice of Annual Meeting of Shareholders and Proxy
                   Statement dated March 30, 1995 (Part III)

  This Amendment No. 1 amends and supplements the originally filed Form 10-K and Annual Report on March 30, 1995.


PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c).  Exhibits

Exhibit 18  - Letter Re Change in Accounting Principles

   (a)      - Letter of Ernst & Young LLP regarding change in accounting principle (*)

Exhibit 24  - Powers of Attorney (*)

* filed herewith

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                                   By:     /s/ MICHAEL S. PAQUETTE
                                               Michael S. Paquette
                                               Vice President and Controller
                                      -----------------------------------------
                                   Date: May 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                           Title                      Date
         ---------                           -----                      ----

      JOHN J. BYRNE*                Chairman, President and         May 22, 1995
------------------------------        Chief Executive Officer
      John J. Byrne

     HOWARD L. CLARK*               Director                        May 22, 1995
------------------------------
     Howard L. Clark

   HOWARD L. CLARK, JR.*            Director                        May 22, 1995
------------------------------
   Howard L. Clark, Jr.

     ROBERT P. COCHRAN*             Director                        May 22, 1995
------------------------------
     Robert P. Cochran

  GEORGE J. GILLESPIE, III*         Director                        May 22, 1995
------------------------------
  George J. Gillespie, III

    /s/ K. THOMAS KEMP              Executive Vice President        May 22, 1995
------------------------------        and Director
        K. Thomas Kemp

      GORDON S. MACKLIN*            Director                        May 22, 1995
------------------------------
      Gordon S. Macklin

     MICHAEL S. PAQUETTE*           Vice President and Controller   May 22, 1995
------------------------------
     Michael S. Paquette

      ALLAN L. WATERS*              Senior Vice President and       May 22, 1995
------------------------------        Chief Financial Officer
      Allan L. Waters

       ARTHUR ZANKEL*               Director                        May 22, 1995
------------------------------
       Arthur Zankel

*By:     /s/ K. THOMAS KEMP
-----------------------------------------
     K. Thomas Kemp, Attorney-in-Fact