Form 10-Q
period 1995-06-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1995-08-11
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES  EXCHANGE  ACT OF 1934
        For the transition period from               to
                                      ---------------  -----------------

                         Commission file number 1-8993


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        94-2708455
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

As of August 11, 1995, 7,662,208 shares of Common Stock with a par value of $1.00 per share were outstanding.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                      PAGE NO.
                                                                          --------
   ITEM 1.     FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets,
               June 30, 1995 (Unaudited), and December 31, 1994                3

               Condensed Consolidated Income Statements (Unaudited),
               Three Months and Six Months Ended June 30, 1995 and 1994        4

               Condensed Consolidated Statements of Cash Flows (Unaudited),
               Six Months Ended June 30, 1995 and 1994                         5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                          6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           7-10

PART II.  OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                        11



SIGNATURES                                                                    12

PART I. FINANCIAL INFORMATION

ITEM 1. FFINANCIAL STATEMENTS

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                              JUNE 30,           DECEMBER 31,
                                                                               1995                 1994
                                                                            -----------          -----------
                                                                            (UNAUDITED)
ASSETS

Common equity securities, at market value (cost: $210.$  245.4              $   245.4           $   332.4
Other investments (cost: $198.0 and $163.6)                                     197.7               157.3
Short-term investments, at amortized cost (which approx  164.5                  164.5               119.2
                                                                            ---------           ---------
    Total investments                                                           607.6               608.9

Cash                                                                              6.5                 1.5
Capitalized mortgage servicing, net of accumulated amor  363.8                  363.8               530.5
Mortgage loans held for sale                                                    354.1               210.5
Other mortgage origination and servicing assets                                 216.2               213.7
Investments in unconsolidated affiliates                                         87.6                69.7
Other assets                                                                    187.5               172.5
                                                                            ---------           ---------
TOTAL ASSETS                                                                $ 1,823.3           $ 1,807.3
                                                                            =========           =========

LIABILITIES

Short-term debt                                                             $   328.5           $   254.1
Long-term debt                                                                  456.4               547.0
Accounts payable and other liabilities                                          208.3               245.1
                                                                            ---------           ---------
    Total liabilities                                                           993.2             1,046.2
                                                                            ---------           ---------

MINORITY INTEREST - PREFERRED STOCK OF SUBSIDIARY                               100.0               100.0
                                                                            ---------           ---------

SHAREHOLDERS' EQUITY

Preferred stock - authorized 10,000,000 shares:
  Series D - voting preferred stock; $1 par value per share -
   20,833 shares outstanding                                                     75.0                75.0
Common stock at $1 par value per share - authorized 125,000,000 shares;
 issued 32,847,147 and 33,597,147 shares                                         32.8                33.6
Common paid-in surplus                                                          376.8               338.1
Retained earnings                                                             1,123.8             1,098.2
Net unrealized gains on investment securities                                    25.4                19.7
Common stock in treasury, at cost - 25,184,939 and 25,1 (878.4)                                    (878.5)
Loan for common stock issued                                                    (25.3)              (25.0)
                                                                            ---------           ---------
    Total shareholders' equity                                                  730.1               661.1
                                                                            ---------           ---------
TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY               $ 1,823.3           $ 1,807.3
                                                                            =========           =========

                      See Notes to Condensed Consolidated

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                           ------------------       ------------------
                                                             1995      1994           1995      1994
                                                           -------   --------       --------   -------
REVENUES:
  Mortgage servicing revenue                               $  34.2   $  40.9         $  75.4   $  84.6
  Amortization of capitalized servicing                       10.8      19.2            24.5      45.8
                                                           -------   --------        -------   -------
    Net servicing revenue                                     23.4      21.7            50.9      38.8
  Net gain (loss) on sales of mortgages                       (2.5)     16.6            (3.8)     28.8
  Gain on sale of mortgage servicing                             -         -            28.2         -
  Other mortgage operations revenue                            3.5       6.9             7.0      14.8
  Equity in earnings of unconsolidated affiliates              2.4        .7             4.0        .7
  Investment income                                           14.3      25.8            27.2      59.6
  Other revenue                                                9.7         -             9.7         -
                                                           -------   --------        -------   -------
    Total revenues                                            50.8      71.7           123.2     142.7
                                                           -------   --------        -------   -------

EXPENSES:
  Interest expense                                            10.1      21.8            22.1      47.2
  Compensation and benefits                                   62.9      19.8            80.7      33.0
  General expenses                                            13.8      18.0            27.4      37.0
                                                           -------   --------        -------   -------
    Total expenses                                            86.8      59.6           130.2     117.2
                                                           -------   --------        -------   -------

PRETAX OPERATING EARNINGS (LOSS)                             (36.0)     12.1            (7.0)     25.5
Net realized investment gains                                 10.4      20.9            27.4      22.4
                                                           -------   --------        -------   -------
Pretax earnings (loss)                                        25.6      33.0            20.4      47.9
Income tax provision (benefit)                                (8.0)     13.0             8.9      18.9
                                                           -------   --------        -------   -------

AFTER TAX EARNINGS (LOSS)                                    (17.6)     20.0            11.5      29.0

Tax benefit from sale of discontinued operations              66.0         -            66.0         -
Loss on early extinguishment of debt, after tax                (.2)        -             (.4)        -
Cumulative effect of accounting change-
  purchased mortgage servicing, after tax                        -         -               -     (44.3)
                                                           -------   --------        -------   -------
NET INCOME (LOSS)                                             48.2      20.0            77.1     (15.3)
Less dividends on preferred stock                              1.7       3.1             3.3       6.1
                                                           -------   --------        -------   -------
Net income (loss) applicable to common stock               $  46.5   $  16.9         $  73.8   $ (21.4)
                                                           =======   ========        =======   =======

PRIMARY EARNINGS PER SHARE:
  After tax earnings (loss)                                $ (2.36)  $  1.72           $   .96   $  2.32
  Net income (loss)                                           5.67      1.72              8.63     (2.17)

FULLY DILUTED EARNINGS PER SHARE:
  After tax earnings (loss)                                  (1.91)     1.62              1.19      2.31
  Net income (loss)                                           5.20      1.62              8.03     (2.17)


           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)


                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                              1995        1994
                                                           ---------    ----------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                           $    77.1   $   (15.3)
Charges (credits) to reconcile net income to cash
 lows from operations:
 Tax benefit from sale of discontinued operations               (66.0)          -
 Loss on early extinguishment of debt, after tax                   .4           -
 Cumulative effect of accounting change - purchased mortgage
  servicing, after tax                                              -        44.3
 Compensation expense resulting from warrant extension           46.2          -
 Net realized investment gains                                  (27.4)      (22.4)
 (Increase) decrease in mortgage loans held for sale           (143.6)      790.3
 Gain on sale of mortgage servicing                             (28.2)          -
 Depreciation and amortization                                   26.9        52.1
 Capitalized excess mortgage servicing income                    (2.0)      (12.6)
 Changes in current income taxes receivable and payable          23.9         5.9
 Deferred income tax (benefit) provision                        (15.3)        7.5
 Other, net                                                      43.7       (35.2)
                                                            ---------   ---------
NET CASH FLOWS (USED FOR) PROVIDED FROM
  OPERATING ACTIVITIES                                          (64.3)      814.6
                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Net increase in short-term investments                         (45.3)     (129.0)
 Sales and maturities of common equity securities and
  other investments                                             133.2       160.3
 Purchases of common equity securities and other investments     (2.9)      (75.7)
 Investments in unconsolidated affiliates                       (33.8)      (40.6)
 Dividends received from affiliates                                .4           -
 Funding of revolving credit agreement                          (40.0)          -
 Collections on mortgage origination and servicing assets        80.9       126.8
 Additions to capitalized mortgage servicing                    (28.4)      (21.3)
 Proceeds from sale of mortgage servicing                       169.8        20.0
 Additions to other mortgage origination and servicing assets   (86.1)     (139.0)
 Sales (purchases) of fixed assets, net                            .4        (2.6)
                                                            ---------   ---------

NET CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES          148.2      (101.1)
                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in short-term debt                      74.4      (778.4)
 Proceeds from issuances of preferred stock by subsidiary           -        96.9
 Repayments of long-term debt                                   (93.7)      (23.9)
 Proceeds from issuances of common stock from treasury             .1           -
 Purchases of common stock retired                              (56.4)      (10.2)
 Cash dividends paid to preferred shareholder                    (3.3)       (6.1)
                                                            ---------   ---------
NET CASH USED FOR FINANCING ACTIVITIES                          (78.9)     (721.7)
                                                            ---------   ---------
NET INCREASE (DECREASE) IN CASH DURING PERIOD                     5.0        (8.2)

CASH BALANCE AT BEGINNING OF PERIOD                               1.5        10.7
                                                            ---------   ---------
CASH BALANCE AT END OF PERIOD                               $     6.5   $     2.5
                                                            ---------   ---------

SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid                                              $   (24.2)  $   (49.0)
 Net income tax payments                                    $     (.3)  $    (3.9)
 Non-cash exchanges of investment securities                $    35.1   $       -

     See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


NOTE 1.  BASIS OF PRESENTATION
- ------------------------------

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's primary business is conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). Source One is one of the nation's largest mortgage banking companies.

The financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Company's 1994 Annual Report to Shareholders. These interim financial statements may not be indicative of financial results for the full year.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARD
- -------------------------------------------

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized mortgage servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

Fund American intends to adopt in the 1995 third quarter the provisions of SFAS No. 122 as of January 1, 1995. It is expected that the adoption of SFAS No. 122, as it relates to the capitalization of originated mortgage servicing rights, will have a moderately favorable impact on Fund American's reported financial condition and results of operations. However, management is currently unable to estimate the effects of the impairment provisions of adopting the new statement.

NOTE 3.  EARNINGS PER SHARE
- ---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 8,190,455 and 9,824,513 for the three-month periods ended June 30, 1995 and 1994, respectively, and 8,545,624 and 9,870,291 for the six-month periods ended June 30, 1995 and 1994, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 9,245,268 and 12,299,519 for the three-month periods ended June 30, 1995 and 1994, respectively, and 9,596,395 and 9,879,436 for the six-month periods ended June 30, 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------

RESULTS OF OPERATIONS -- THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Fund American ended the second quarter with a book value per common and equivalent share of $80.96, an increase of $12.01 from the December 31, 1994 book value per share of $68.95, and an increase of $8.67 from the March 31, 1995 book value per share of $72.29.

Net income was $77.1 million for the six month period ended June 30, 1995, versus a $15.3 million net loss for the comparable prior year period. For the second quarter Fund American reported net income in 1995 of $48.2 million versus $20.0 million in 1994. Net income for the second quarter of 1995 includes three nonrecurring items which are further described herein: (i) a $46.2 million pretax charge to compensation expense related to outstanding employee stock warrants; (ii) a $66.0 million favorable tax development relating to the sale of a former subsidiary; and (iii) the receipt of a $9.7 million breakup fee, net of expenses, from Home Holdings, Inc. The 1994 net loss includes a $44.3 million after tax charge in the first quarter related to a change in accounting methodology adopted by Source One.

In June 1995 Fund American received a $9.7 million breakup fee, plus reimbursement of certain expenses, which was triggered by the rejection of Fund American's proposed investment in Home Holdings, Inc. The breakup fee is included in other revenue.

MORTGAGE ORIGINATION AND SERVICING.  A summary of Source One's mortgage loan
- ----------------------------------
production and mortgage servicing portfolio activities follows:


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months                 Six Months
                                                                              Ended June 30,              Ended June 30,
                                                                         ---------------------------------------------------------
Millions                                                                    1995         1994           1995         1994
- ----------------------------------------------------------------------------------------------------------------------------------
Mortgage loan servicing portfolio (c):
    Beginning balance                                                   $  28,970      $  38,484      $  39,568   $  38,403
    Retail originations                                                       332            739            525       2,034
    Wholesale originations                                                    278            538            414        1,338
    Servicing acquisitions                                                      -          1,010              -        2,056
    Regular payoffs                                                          (479)        (1,255)          (863)      (3,438)
    Sale of servicing                                                           -              -         (9,893)           -
    Servicing released, principal amortization, foreclosures & other         (355)          (646)        (1,005)      (1,523)
                                                                      ------------------------------------------------------------
            Ending balance                                              $  28,746      $  38,870      $  28,746    $  38,870
==================================================================================================================================

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,      March 31,      Dec. 31,
                                                                                         1995           1995         1994
- ----------------------------------------------------------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
    Number of loans                                                                     442,352        446,489       543,428
    Weighted average interest rate                                                         8.29%          8.28%         8.14%
    Percent delinquent (b)                                                                 4.90%          4.89%         4.84%
==================================================================================================================================

(a)  Excludes $1,651 million of interim servicing as of December 31, 1994.
(b)  Includes loans in process of foreclosure.
(c) Includes loans subserviced for others of $4,190, $4,252 million and $4,294 million as June 30, 1995, March 31, 1995 and December 31, 1994, respectively.

Loan production in the 1995 second quarter improved versus first quarter production as recent declines in interest rates and a flattening of the yield curve have sparked fixed rate loan production.

Mortgage servicing revenue, net of amortization of the capitalized servicing asset, increased $12.1 million to $50.9 million for the six month period ended June 30, 1995 from $38.8 million for the comparable prior year period. The improvement is due to slower amortization of the capitalized mortgage servicing asset resulting from lower prepayments during the first half of 1995 as compared to the first half of 1994. Net mortgage servicing revenue increased $1.7 million to $23.4 million for the second quarter of 1995.

Source One reported net losses on sales of mortgages into the secondary market of $3.8 million and $2.5 million for the six-month and three-month periods ended June 30, 1995, respectively, versus net gains of $28.8 million and $16.6 million for the comparable prior year periods. The 1995 deterioration is primarily attributable to increased price competition industry wide.

During the first quarter of 1995, Source One recognized a $28.2 million pretax gain ($18.3 million after tax) resulting from the sale of $9.9 billion of its mortgage servicing portfolio to a third party (the "Servicing Sale"). The capitalized mortgage servicing asset declined to $363.8 million at June 30, 1995, from $530.5 million at December 31, 1994, primarily as a result of the Servicing Sale.


INVESTMENT OPERATIONS. Fund American's investment income is comprised primarily
- ----------------------
of interest income earned on mortgage loans originated by Source One.
Investment income decreased to $27.2 million and $14.3 million for the six-month and three-month periods ended June 30, 1995, respectively, from $59.6 million and $25.8 million for the comparable prior year periods. The decrease resulted from a lower average size of Source One's inventory of mortgage loans held for sale.

Total net investment gains and losses, before tax, were as follows:

- --------------------------------------------------------------------
                                                       Six Months
                                                     Ended June 30,
                                                   -----------------
Millions                                              1995      1994
- --------------------------------------------------------------------
Net realized gains                                 $  27.4  $   22.4
Net unrealized gains (losses)                          8.7     (37.4)
                                                   -----------------
Total net investment gains (losses), before tax    $  36.1  $  (15.0)
====================================================================

During the first half of 1995, Fund American sold 2,401,000 shares of common stock of American Express Company for $76.7 million. As of June 30, 1995, Fund American's largest holdings of common equity securities, at market value, were The Louisiana Land & Exploration Company ($116.0 million) and San Juan Basin Royalty Trust ($66.0 million).


EXPENSES.  Source One finances its inventory of mortgage loans held for sale
- ---------
primarily with debt. Accordingly, the decrease in mortgage loans held for sale resulted in a decrease in interest expense for 1995 as compared to 1994.

At Fund American's Annual Meeting on May 24, 1995, shareholders approved a new five-year employment agreement between Fund American and its Chairman Jack Byrne. The new employment agreement calls for Mr. Byrne to serve as Chairman and Chief Executive Officer of Fund American through December 31, 1999 in return for, among other things, an extension of the expiration date of 1,000,000 of Mr. Byrne's warrants to purchase shares of Fund American common stock from January 2, 1996 to January 2, 2002. A $46.2 million pretax charge to compensation expense was recorded in the second quarter of 1995 as a result of the warrant extension. The extension of the warrants, which were purchased by Mr. Byrne in 1985, did not reduce total shareholders' equity or book value per common and common equivalent share (which already considers the dilutive effects of all issued and outstanding common stock equivalents such as stock options and warrants).

Excluding the effects of the $46.2 million pretax charge associated with the warrant extension, compensation and benefits expense increased 4.3% for the first half of 1995 and decreased 16.2% for the second quarter of 1995 versus the comparable prior year periods. Source One nets mortgage loan origination fees, less certain direct costs, against compensation and benefits expense. The higher level of originations experienced by Source One during 1994 resulted in significantly higher origination fees offsetting compensation and benefits for the year-to-date and quarterly 1994 periods than were experienced during the comparable 1995 periods. Excluding the effects of the warrant extension and mortgage loan origination fees, compensation and benefits decreased $13.9 million and $6.8 million for the year-to-date and quarterly periods, respectively, from 1994 to 1995.

Fund American's general expenses decreased 25.9%, to $27.4 million, and 23.5%, to $13.8 million, for the six month and quarterly periods ended June 30, 1995, respectively, versus the comparable prior year periods. The declines were primarily due to decreases in mortgage loan production expenses resulting from lower production levels experienced during 1995.

TAX BENEFIT FROM SALE OF SUBSIDIARY.  On January 2, 1991, Fund American sold
- ------------------------------------
Fireman's Fund Insurance Company to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to Fund American's estimated tax loss from the sale.

Since 1991 Fund American has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters.

The recent conclusion of Internal Revenue Service audits of Fund American's Federal tax returns for taxable periods ending on or prior to October 23, 1985 has resolved certain of the tax matters affecting the amount of Fund American's deductible tax loss from the sale and Fund American has, therefore, re-estimated its tax reserve. As a result of the reserve re-estimation, Fund American has included in its second quarter 1995 income statement an additional $66.0 million income tax benefit from the sale.

The amount of tax benefit from the sale ultimately realized by Fund American may be significantly less or more than Fund American's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to Fund American's 1990 or prior years' Federal income tax returns, the result of further Internal Revenue Service audits and other matters affecting the amount of the deductible tax loss from the sale.


LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY. In connection with the Servicing Sale, on April 14, 1995 Source
- ---------------
One transferred $90.0 million in cash and $19.5 million in investment securities to its parent Fund American Enterprises, Inc. ("FAE", a wholly-owned subsidiary of the Company) in exchange for shares of Source One common stock held by FAE.

Pursuant to the terms of a credit agreement among the Company and White River Corporation ("White River"), the Company provided White River with a $50.0 million term loan (the "Term Loan") which becomes due on March 24, 1996 and a $40.0 million revolving credit facility (the "Revolver").

The credit agreement grants White River the right to use certain of its investment securities to repay its borrowings under the Term Loan and the Revolver. On June 29, 1995 White River repaid $35.1 million in principal amount on the Revolver with: (i) 930,000 shares of common stock of Mid Ocean Limited ("Mid Ocean Shares"); and (ii) options to acquire an additional 388,140 Mid Ocean Shares through November 2002. On July 3, 1995, White River repaid the remaining $4.9 million principal balance on the Revolver and $5.0 million in principal amount on the Term Note in exchange for certain common equity securities.

On July 31, 1995, the Company redeemed all 20,833 shares of its outstanding Voting Preferred Stock Series D owned by American Express Company for $75.0 million of cash. The redemption price for the shares of preferred stock redeemed was equal to the stock's liquidation preference.

As of August 8, 1995 the Company entered into a definitive agreement to acquire the Valley Insurance Group of Albany, Oregon for $37.8 million in cash, subject to certain post-closing adjustments, from Skandia America Corporation. Valley is an "A" rated, Northwest-based, regional property-casualty company, writing personal and commercial lines through independent agents. In 1994, Valley wrote approximately $65 million in gross premiums in three states. The Company expects to effect such acquisition through its wholly-owned subsidiary White Mountains Holdings, Inc. ("White Mountains"). Concurrent with the acquisition, White Mountains will contribute from $20 million to $40 million of capital to the Valley Group to support its future growth and development. As part of the transaction White Mountains will also acquire The Charter Group for $3.3 million. The Charter Group wrote approximately $60 million of Texas non-standard automobile insurance in 1994. Completion of the acquisition of the Valley Group and the Charter Group require regulatory approvals which the Company expects to obtain in the fourth quarter of 1995.

Prospectively, the primary sources of cash inflows for the Company will be sales of investment securities, investment income and distributions received from its operating subsidiaries.


SOURCE ONE. Source One's investments, mortgage loans held for sale and mortgage
- -----------
loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

Source One's working capital requirements have historically been funded through its revolving credit and commercial paper programs. These borrowings are used to fund mortgage loan production until the sale of such mortgage loans in the secondary market.

Declines in mortgage loan production have led to a reduction in the balance of mortgage loans held for sale during 1995, resulting in a decrease in Source One's short-term borrowings. Source One also repurchased $82.3 million in principal amount of its long-term debt during the first half of 1995.

At June 30, 1995 Source One had $83.3 million of short-term borrowings outstanding under committed bank credit agreements and $215.2 million of outstanding commercial paper.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     At the Company's 1995 Annual Meeting of shareholders, which was held on May 24, 1995, shareholders approved proposals (as further described in the Company's 1995 Proxy Statement) calling for the: (i) Election of Directors; (ii) Amendment of the Incentive Plan; (iii) Approval of the Agreement; and (iv) Appointment of Independent Auditors. With respect to proposal (i), 6,685,110 votes were cast in favor of the proposal whereas 35,315 votes were withheld. With respect to proposal (ii), 5,799,701 votes were cast in favor of the proposal, 250,477 votes were cast against the proposal and 17,247 votes abstained. With respect to proposal (iii), 6,012,456 votes were cast in favor of the proposal, 75,663 votes were cast against the proposal and 19,306 votes abstained. With respect to proposal (iv), 6,702,060 votes were cast in favor of the proposal, 6,893 votes were cast against the proposal and 11,472 votes abstained.

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



                                     FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                     ----------------------------------------
                                     (Registrant)



Date: August 11, 1995                   By:  /s/ Michael S. Paquette
                                             --------------------------------
                                             Michael S. Paquette
                                             Vice President and Controller