Form 10-Q
period 1995-09-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1995-11-14
CIK 776867

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                        For the period ended September 30, 1995

                                       OR

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE  ACT OF 1934

                       For the transition period from ____ to ____

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

Yes   X       No ______
    -----

As of November 10, 1995, 7,534,340 shares of Common Stock with a par value of $1.00 per share were outstanding.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.


                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                        --------
     ITEM 1.   FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets,
               September 30, 1995 (Unaudited), and December 31, 1994                           3

               Condensed Consolidated Income Statements (Unaudited),
               Three Months and Nine Months Ended September 30, 1995 and 1994                  4

               Condensed Consolidated Statements of Cash Flows (Unaudited),
               Nine Months Ended September 30, 1995 and 1994                                   5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                                          6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                          7-10

PART II.       OTHER INFORMATION


     ITEMS 1 THROUGH 6                                                                        11



SIGNATURES                                                                                    12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                         September 30,      December 31,
                                                                             1995              1994
                                                                          -----------       ------------
                                                                          (UNAUDITED)
ASSETS

Common equity securities, at market
  value (cost: $262.6 and $294.2)                                        $    295.4       $     332.4
Other investments (cost: $148.5 and $163.6)                                   153.6             157.3
Short-term investments, at amortized cost (which
  approximated market value)                                                   68.9             119.2
                                                                         -----------      ------------
     Total investments                                                        517.9             608.9

Cash                                                                             .4               1.5
Capitalized mortgage servicing, net of accumulated
  amortization                                                                367.5             530.5
Mortgage loans held for sale                                                  388.3             210.5
Other mortgage origination and servicing assets                               178.9             213.7
Investments in unconsolidated affiliates                                       91.9              69.7
Other assets                                                                  175.8             172.5
                                                                         -----------      ------------
TOTAL ASSETS                                                             $  1,720.7       $   1,807.3
                                                                         ===========      ============

LIABILITIES

Short-term debt                                                          $    321.6       $     254.1
Long-term debt                                                                456.4             547.0
Accounts payable and other liabilities                                        189.6             245.1
                                                                         -----------      ------------
     Total liabilities                                                        967.6           1,046.2
                                                                         -----------      ------------

MINORITY INTEREST -  PREFERRED STOCK OF SUBSIDIARY                            100.0             100.0
                                                                         -----------      ------------

SHAREHOLDERS' EQUITY

Preferred stock - authorized 10,000,000 shares:
  Series D - voting preferred stock; $1 par
   value per share - 0 and 20,833 shares outstanding                              -              75.0
Common stock at $1 par value per share - authorized
  125,000,000 shares; issued 32,731,099 and
   33,597,147 shares                                                           32.7              33.6
Common paid-in surplus                                                        375.6             338.1
Retained earnings                                                           1,121.5           1,098.2
Net unrealized gains on investment securities                                  27.2              19.7
Common stock in treasury, at cost - 25,184,939 and
  25,187,210 shares                                                          (878.4)           (878.5)
Loan for common stock issued                                                  (25.5)            (25.0)
                                                                         -----------      ------------
     Total shareholders' equity                                               653.1             661.1
                                                                         -----------      ------------
TOTAL LIABILITIES, MINORITY
INTEREST AND SHAREHOLDERS' EQUITY                                        $  1,720.7       $   1,807.3
                                                                         ===========      ============

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months Ended               Nine Months Ended

                                                                    September 30,                    September 30,

                                                             ----------------------------      -------------------------

                                                                 1995          1994               1995          1994

                                                             ------------   -------------      ----------    -----------

REVENUES:

   Mortgage servicing revenue                                $      32.0    $       41.4       $   107.4     $   126.0

   Amortization of capitalized servicing                            14.5            22.7            51.6          68.5

                                                             ------------   -------------      ----------    -----------

     Net servicing revenue                                          17.5            18.7            55.8          57.5

   Net gain on sales of mortgages                                    9.6             1.8            15.3          30.6

   Gain on sale of mortgage servicing                                  -               -            28.2             -

   Other mortgage operations revenue                                 3.5             5.0            10.5          19.8

   Equity in earnings of unconsolidated affiliates                   3.2             1.4             7.2           2.1

   Investment income                                                14.8            17.5            42.0          77.1

   Other revenue                                                      -               -             9.7             -

                                                             ------------   -------------      ----------    -----------

     Total revenues                                                 48.6            44.4           168.7         187.1

                                                             ------------   -------------      ----------    -----------

EXPENSES:

   Interest expense                                                 12.2            17.1            34.3          64.3

   Compensation and benefits                                        16.0            21.9            96.7          54.9

   General expenses                                                 14.7            17.4            42.1          54.4

                                                             ------------   -------------      ----------    -----------

     Total expenses                                                 42.9            56.4           173.1         173.6

                                                             ------------   -------------      ----------    -----------

PRETAX OPERATING EARNINGS (LOSS)                                     5.7           (12.0)           (4.4)         13.5

Net realized investment gains                                        4.4            20.6            31.8          43.0

                                                             ------------   -------------      ----------    -----------

Pretax earnings                                                     10.1             8.6            27.4          56.5

Income tax provision                                                 3.5             4.4            11.3          23.3

                                                             ------------   -------------      ----------    -----------

AFTER TAX EARNINGS                                                   6.6             4.2            16.1          33.2



Tax benefit from sale of discontinued operations                      -               -            66.0             -

Loss on early extinguishment of debt, after tax                       -               -             (.4)            -

Cumulative effect of accounting change-

 purchased mortgage servicing, after tax                               -               -               -         (44.3)

                                                             ------------   -------------      ----------    -----------

NET INCOME (LOSS)                                                    6.6             4.2            81.7         (11.1)



Less dividends on preferred stock                                     .5             2.1             3.8           8.2

                                                             ------------   -------------      ----------    -----------

Net income (loss) applicable to common stock                 $       6.1    $        2.1       $    77.9     $   (19.3)

                                                             ============   =============      ==========    ===========



PRIMARY EARNINGS PER SHARE:

   After tax earnings                                        $       .75    $        .24       $    1.46     $    2.61

   Net income (loss)                                                 .75             .24            9.26         (2.01)



FULLY DILUTED EARNINGS PER SHARE:

   After tax earnings                                                .75             .24            1.74          2.60

   Net income (loss)                                                 .75             .24            8.86         (2.01)


           See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                   1995             1994
                                                                              -------------      ------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                                             $      81.7        $    (11.1)
Charges (credits) to reconcile net income to cash flows from operations:
 Tax benefit from sale of discontinued operations                                   (66.0)                -
 Loss on early extinguishment of debt, after tax                                       .4                 -
 Cumulative effect of accounting change - purchased mortgage servicing, after
  tax                                                                                   -              44.3
 Compensation expense resulting from warrant extension                               46.2                 -
 Net realized investment gains                                                      (31.8)            (43.0)
 (Increase) decrease in mortgage loans held for sale                               (177.8)            942.8
 Gain on sale of mortgage servicing                                                 (28.2)                -
 Depreciation and amortization                                                       55.2              77.0
 Capitalized excess mortgage servicing income                                        (4.7)            (15.8)
 Changes in current income taxes receivable and payable                              21.9              26.6
 Deferred income tax benefit                                                        (10.8)             (2.8)
 Other, net                                                                          39.6              (6.6)
                                                                              -------------      ------------

NET CASH FLOWS (USED FOR) PROVIDED FROM OPERATING ACTIVITIES                        (74.3)          1,011.4
                                                                              -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Net decrease in short-term investments                                              50.4             178.6
 Sales and maturities of common equity securities and other inves                   152.8             276.4
 Purchases of common equity securities and other investments                        (30.5)           (155.8)
 Investments in unconsolidated affiliates                                           (33.8)            (44.0)
 Dividends received from unconsolidated affiliates                                     .6                 -
 Funding of revolving credit agreement                                              (40.0)                -
 Collections on mortgage origination and servicing assets                           154.2             190.3
 Additions to purchased mortgage servicing                                          (36.1)            (42.3)
 Additions to originated mortgage servicing                                         (20.4)                -
 Proceeds from sale of mortgage servicing                                           169.8              70.2
 Additions to other mortgage origination and servicing assets                      (123.8)           (202.6)
 Sales (purchases) of fixed assets, net                                                .3              (3.4)
                                                                              -------------      ------------

NET CASH PROVIDED FROM INVESTING ACTIVITIES                                         243.5             267.4
                                                                              -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in short-term debt                                          67.4          (1,188.9)
 Proceeds from issuances of preferred stock by subsidiary                               -              96.9
 Repayments of long-term debt                                                       (93.7)            (23.9)
 Proceeds from issuances of common stock from treasury                                 .1                 -
 Purchases of common stock retired                                                  (64.2)            (78.8)
 Retirement of preferred stock                                                      (75.0)            (82.0)
 Cash dividends paid to preferred shareholder                                        (4.9)             (9.1)
                                                                              -------------      ------------

NET CASH USED FOR FINANCING ACTIVITIES                                             (170.3)         (1,285.8)
                                                                              -------------      ------------

NET DECREASE IN CASH DURING PERIOD                                                   (1.1)             (7.0)

CASH BALANCE AT BEGINNING OF PERIOD                                                   1.5              10.7
                                                                              -------------      ------------

CASH BALANCE AT END OF PERIOD                                                 $        .4        $      3.7
                                                                              =============      ============
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid                                                                $     (30.4)       $    (58.1)
 Net income tax payments                                                      $       (.2)       $       .7
 Non-cash exchanges of investment securities                                  $      90.0        $        -

           See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's primary business is conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). Source One is one of the nation's largest mortgage banking companies.

The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by Management to fairly present the financial position, results of operations and cash flows of Fund American. These financial statements should be read in conjunction with the Company's 1994 Annual Report to Shareholders. These interim financial statements may not be indicative of financial results for the full year.

NOTE 2.  ACCOUNTING STANDARD RECENTLY ADOPTED
---------------------------------------------

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

In the third quarter of 1995 Fund American adopted the provisions of SFAS No. 122 as of January 1, 1995. SFAS No. 122 prohibits retroactive application to periods prior to January 1, 1995. Therefore the reported results for 1995 may not be comparable to respective prior year amounts.

Fund American estimates the fair value of its servicing rights by calculating the expected future cash flows associated with such rights. In making those estimates, Fund American incorporated assumptions that market participants would use in their estimates of future servicing income and expense and discounted those cash flows using current market rates.

To measure impairment of the capitalized servicing asset, Fund American stratified its post-implementation mortgage loan servicing portfolio based on its predominant risk characteristics which were determined to be prepayment and default risks. This resulted in stratification by interest rate, loan type (investor) and original maturity. The fair value of each stratum was computed and compared to its recorded book value to determine if a valuation allowance, or recovery of a previously established valuation allowance, was required.

NOTE 3.  EARNINGS PER SHARE
---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 8,146,614 and 9,054,084 for the three month periods ended September 30, 1995 and 1994, respectively, and 8,411,168 and 9,590,721 for the nine month periods ended September 30, 1995 and 1994, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 8,150,534 and 9,066,334 for the three month periods ended September 30, 1995 and 1994, respectively, and 9,221,554 and 9,619,247 for the nine month periods ended September 30, 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

RESULTS OF OPERATIONS -- NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Fund American ended the third quarter with a book value per common and equivalent share of $81.94, an increase of $12.99 from the December 31, 1994 book value per share of $68.95.

Net income was $81.7 million for the nine month period ended September 30, 1995, versus an $11.1 million net loss for the comparable prior year period. The 1995 year-to-date income statement includes $8.0 million of pretax earnings resulting from the adoption of SFAS No. 122. Net income for 1995 also includes three nonrecurring items recorded in the second quarter: (i) a $46.2 million pretax charge to compensation expense related to outstanding employee stock warrants;
(ii) a $66.0 million favorable tax development relating to the sale of a former subsidiary; and (iii) the receipt of a $9.7 million pretax breakup fee, plus reimbursement of related expenses, from Home Holdings, Inc. The 1994 net loss includes a $44.3 million after tax charge in the first quarter related to a change in accounting methodology adopted by Source One. For the third quarter Fund American reported net income in 1995 of $6.6 million versus $4.2 million in 1994.

In the third quarter of 1995 Fund American adopted the provisions of SFAS No. 122 as of January 1, 1995. The implementation of SFAS No. 122, as it relates to the capitalization of originated mortgage servicing rights during the nine month and three month periods ended September 30, 1995, resulted in the recognition of additional pretax gains on sales of mortgages of $19.8 million and $10.8 million, respectively.

The implementation of SFAS No. 122 also resulted in additional pretax accounting impairment (recapture) of the capitalized mortgage servicing asset of $11.8 million and $(.2) million during the nine month and three month periods ended September 30, 1995, respectively. In accordance with SFAS No. 122, accounting impairment is now recognized through a valuation allowance which can be recovered in future periods should conditions impacting the valuation of mortgage servicing rights improve.

MORTGAGE ORIGINATION AND SERVICING. Source One's mortgage loan production in the 1995 third quarter improved versus production in the first half of the year as recent declines in interest rates and a flattening of the yield curve have sparked fixed rate loan production. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                 Nine Months
                                                                      Ended September 30          Ended September 30,
                                                                  ------------------------------------------------------
Millions                                                                1995         1994          1995           1994
------------------------------------------------------------------------------------------------------------------------
Mortgage loan production:
    Retail originations                                            $    534      $    459       $  1,059       $  2,493
    Wholesale originations                                              475           259            889          1,597
                                                                  ------------------------------------------------------
            Total                                                  $  1,009      $    718       $  1,948       $  4,090
------------------------------------------------------------------======================================================
Mortgage loan servicing portfolio (a):
    Beginning balance                                              $ 28,746      $ 38,870       $ 39,568       $ 38,403
    Mortgage loan production                                          1,009           718          1,948          4,090
    Servicing acquisitions                                                -         1,651              -          3,707
    Regular payoffs                                                    (687)         (741)        (1,550)        (4,179)
    Servicing sale                                                        -             -         (9,893)             -
    Servicing released, principal amortization and foreclosures        (501)         (459)        (1,506)        (1,982)
                                                                  ------------------------------------------------------
            Ending balance                                         $ 28,567      $ 40,039       $ 28,567       $ 40,039
========================================================================================================================

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------------------------------------
                                                                         SEPT. 30,      June 30,      Dec. 31,
                                                                           1995           1995         1994
--------------------------------------------------------------------------------------------------------------
Mortgage loan servicing portfolio:
    Number of loans (a) (b)                                               438,058       442,352       543,428
    Weighted average interest rate (a) (b)                                  8.27%         8.29%         8.14%
    Percent delinquent (b) (c)                                              4.96%         4.90%         4.84%
==============================================================================================================

(a) Includes loans subserviced for others of $4,111 million, $4,190 million and $4,294 million as September 30, 1995, June 30, 1995 and December 31, 1994, respectively.
(b)  Excludes $1,651 million of interim servicing as of December 31, 1994.
(c)  Includes loans in process of foreclosure.

Mortgage servicing revenue, net of amortization of the capitalized servicing asset, decreased $1.7 million to $55.8 million for the nine month period ended September 30, 1995 from $57.5 million for the comparable prior year period. The decline is primarily due to the sale of $9.9 billion of mortgage servicing rights in the 1995 first quarter to a third party (the "Servicing Sale") and impairment of the capitalized mortgage servicing asset as a result of adopting SFAS No. 122, partially offset by slower amortization of the capitalized mortgage servicing asset resulting from lower prepayments during 1995 as compared to 1994. Net mortgage servicing revenue decreased $1.2 million to $17.5 million for the third quarter of 1995.

Source One reported net gains on sales of mortgages into the secondary market of $15.3 million for the nine month period ended September 30, 1995 versus $30.6 million for the comparable prior year period. The 1995 deterioration is primarily attributable to the reduced volume of mortgage loan sales and increased price competition industry wide, partially offset by the effects of implementing SFAS No.122. Net gains on sales of mortgages in the third quarter of 1995 were $9.6 million versus $1.8 million in the third quarter of 1994.
This is primarily the result of the effects of implementing SFAS No. 122.

During the first quarter of 1995, Source One recognized a $28.2 million pretax gain ($18.3 million after tax) resulting from the Servicing Sale. The capitalized mortgage servicing asset declined to $367.5 million at September 30, 1995, from $530.5 million at December 31, 1994, primarily as a result of the Servicing Sale.


INVESTMENT OPERATIONS. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One.
Investment income decreased to $42.0 million and $14.8 million for the nine month and three month periods ended September 30, 1995, respectively, from $77.1 million and $17.5 million for the comparable prior year periods. The declines resulted from a lower average size of Source One's inventory of mortgage loans held for sale. Total net investment gains and losses, before tax, were as follows:

--------------------------------------------------------------------------------
                                                               Nine Months
                                                             Ended Sept. 30,
                                                         -----------------------
Millions                                                     1995          1994
--------------------------------------------------------------------------------
Net realized gains                                         $  31.8      $  43.0
Net unrealized gains (losses)                                 11.6        (39.6)
                                                         ----------------------
Total net investment gains, before tax                     $  43.4      $   3.4
================================================================================

During the first nine months of 1995, Fund American sold 2,401,000 shares of common stock of American Express Company for $76.7 million. As of September 30, 1995, Fund American's largest holdings of common equity securities, at market value, were The Louisiana Land & Exploration Company ($104.3 million), San Juan Basin Royalty Trust ($75.6 million) and Zurich Reinsurance Centre Holdings, Inc. ($68.5 million).

In the second quarter of 1995 Fund American received a $9.7 million breakup fee, plus reimbursement of certain expenses, which was triggered by the rejection of Fund American's proposed investment in Home Holdings, Inc. The breakup fee is included in other revenue.


EXPENSES. Source One finances its inventory of mortgage loans held for sale primarily with debt. Accordingly, the decrease in mortgage loans held for sale resulted in a decrease in interest expense for 1995 as compared to 1994.

At Fund American's 1995 Annual Meeting, shareholders approved a new five-year employment agreement between Fund American and its Chairman Jack Byrne which calls for Mr. Byrne to serve as Chairman and Chief Executive Officer of Fund American through December 31, 1999 in return for, among other things, an extension of the expiration date of 1,000,000 of Mr. Byrne's warrants to purchase shares of Fund American common stock from January 2, 1996 to January 2, 2002. A $46.2 million pretax charge to compensation expense was recorded in the second quarter of 1995 as a result of the warrant extension. The extension of the warrants, which were purchased by Mr. Byrne in 1985, did not reduce total shareholders' equity or book value per common and common equivalent share (which already considers the dilutive effects of all issued and outstanding common stock equivalents such as stock options and warrants).

Excluding the effects of the $46.2 million pretax charge associated with the warrant extension, compensation and benefits expense decreased $4.4 million and $5.9 million, respectively, for the nine month and three month periods ended September 30, 1995 versus the comparable prior year periods. Source One nets mortgage loan origination fees, less certain direct costs, against compensation and benefits expense. The higher level of originations experienced by Source One during 1994 resulted in significantly higher origination fees offsetting compensation and benefits for the year-to-date and quarterly 1994 periods than were experienced during the comparable 1995 periods. Excluding the effects of the warrant extension and mortgage loan origination fees, compensation and benefits decreased $18.3 million for the year-to-date period from 1994 to 1995.

Fund American's general expenses decreased 22.7%, to $42.1 million, and 16.2%, to $14.7 million, for the nine month and three month periods ended September 30, 1995, respectively, versus the comparable prior year periods. The declines were primarily due to decreases in mortgage loan production expenses resulting from lower production levels experienced during 1995.


TAX BENEFIT FROM SALE OF SUBSIDIARY. On January 2, 1991, Fund American sold Fireman's Fund Insurance Company to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to Fund American's estimated tax loss from the sale. Since 1991 Fund American has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters.

The recent conclusion of Internal Revenue Service audits of Fund American's Federal tax returns for taxable periods ending on or prior to October 23, 1985 has resolved certain of the tax matters affecting the amount of Fund American's deductible tax loss from the sale and Fund American has, therefore, re-estimated its tax reserve. As a result of the reserve re-estimation, Fund American included in its second quarter 1995 income statement an additional $66.0 million income tax benefit from the sale.

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


INSURANCE OPERATIONS. Fund American's operating affiliate, Financial Security Assurance Holdings Ltd. (FSA), posted strong results through the first nine months of 1995. Fueled in part by $95.5 million of newly originated present value premiums in the nine month period ended September 30, 1995 ($21.2 million in the third quarter), FSA's adjusted book value has grown $3.37, or 12.8%, to $29.77 at September 30, 1995 from $26.40 at December 31, 1994.

White Mountains Insurance Company, Fund American's New Hampshire-based commercial property and casualty insurance company, wrote its first policies in the 1995 third quarter.

On October 20, 1995, Fund American received regulatory clearance to acquire the Valley Insurance Company. Fund American expects to receive regulatory approval to acquire Charter Indemnity Company in the near future, allowing Fund American to close the Valley and Charter acquisitions shortly thereafter.

LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY. Pursuant to the terms of a credit agreement among the Company and White River Corporation ("White River"), the Company provided White River with a $50.0 million term loan (the "Term Loan") and a $40.0 million revolving credit facility (the "Revolver"). The credit agreement granted White River the right to use certain of its investment securities to repay its borrowings under the Term Loan and the Revolver.

On June 29, 1995 White River repaid $35.1 million in principal amount on the Revolver with: (i) 930,000 shares of common stock of Mid Ocean Limited ("Mid Ocean Shares"); and (ii) options to acquire an additional 388,140 Mid Ocean Shares through November 2002. On July 3, 1995, White River repaid the remaining $4.9 million principal balance on the Revolver and $5.0 million in principal amount on the Term Note in exchange for certain common equity securities. On August 31, 1995, White River repaid the remaining $45.0 million principle balance on the Term Note with 1,525,424 shares of common stock of Zurich Reinsurance Centre Holdings, Inc.

On July 31, 1995, the Company redeemed all 20,833 shares of its outstanding Voting Preferred Stock Series D for $75.0 million of cash. The redemption price for the shares of preferred stock redeemed was equal to the stock's liquidation preference.

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

Declines in mortgage loan production have led to a reduction in the average balance of mortgage loans held for sale during 1995, resulting in a decrease in Source One's average outstanding balance of short-term borrowings. Source One also repurchased $82.3 million in principal amount of its long-term debt during the first half of 1995.

At September 30, 1995 Source One had $60.8 million of short-term borrowings outstanding under committed bank credit agreements and $230.7 million of outstanding commercial paper.

Source One entered into the Servicing Sale in the first quarter of 1995 to take advantage of the substantial increase in the value of servicing rights that was created by the rise in interest rates during 1994 and to bring its servicing and origination activities into better balance. On October 31, 1995, Source One acquired the rights to service approximately $5.0 billion of mortgage loans from a third party. Additional purchases or sales of mortgage servicing rights may occur in the future when Source One deems such transactions to be economically advantageous.

On November 7, 1995, the Securities and Exchange Commission approved a registration statement allowing Source One to offer to exchange up to $100 million aggregate principal amount of Quarterly Income Capital Securities for up to four million shares of its outstanding 8.42% Cumulative Preferred Stock Series A.

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



                                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                    ----------------------------------------
                                    (Registrant)



Date: November 14, 1995                 By: /s/ Michael S. Paquette
                                           --------------------------------
                                        Michael S. Paquette
                                        Vice President and Controller