Form 10-K405
period 1995-12-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1996-03-29
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1995

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to  _______
                         Commission file number 1-8993

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                           94-2708455
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

80 South Main Street, Hanover, New Hampshire                 03755-2053
  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (603) 643-1567

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------

Common Stock, par value $1.00                   New York Stock Exchange
         per share

          Securities registered pursuant to section 12(g) of the Act:

                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the registrant as of March 25, 1996, was $575,521,650.

  As of March 25, 1996, 7,673,622 shares of Common Stock, par value of $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the registrant's 1995 Annual Report to
                        Shareholders (Parts II and IV).
  Portions of the registrant's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated March 29, 1996 (Part III)


                               TABLE OF CONTENTS

                                     PART I

Item 1.    Business.......................................................   1

           a. General.....................................................   1

           b. Insurance Operations........................................   1

           c. Mortgage Origination and Servicing Operations...............   1

           d. Investment Portfolio Management.............................   6

           e. Certain Business Conditions.................................   6

           f. Competition.................................................   6

           g. Regulation..................................................   7

           h. Employees...................................................   7

Item 2.    Properties.....................................................   8

Item 3.    Legal Proceedings..............................................   8

Item 4.    Submission of Matters to a Vote of Security Holders............   8

           a. Executive Officers of the Registrant and its Subsidiaries...   9

                                    PART II

Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters.................................  10

Item 6.    Selected Financial Data........................................  10

Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............  10

Item 8.    Financial Statements and Supplementary Data....................  10

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................  10

                                    PART III

Item 10.   Directors and Executive Officers...............................  10

Item 11.   Executive Compensation.........................................  10

Item 12.   Security Ownership of Certain Beneficial
              Owners and Management.......................................  11

Item 13.   Certain Relationships and Related Transactions.................  11

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.........................................  11

PART I

Item 1.  Business

GENERAL

  Fund American Enterprises Holdings, Inc., (the "Company"), is a Delaware corporation which was organized in 1980. Within this report, the consolidated organization is referred to as "Fund American." Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains") and Source One Mortgage Services Corporation and its subsidiaries ("Source One"). White Mountains is an insurance holding company principally engaged through its affiliates in the businesses of property and casualty insurance and financial guaranty insurance. Source One is one of the nation's largest mortgage banking companies. Fund American also owns a passive investment portfolio totaling $415.3 million as of December 31, 1995. The Company's principal office is located at 80 South Main Street, Hanover, New Hampshire, 03755, and its telephone number is (603) 643-1567.

INSURANCE OPERATIONS

  In 1995 the Company capitalized White Mountains with $250.0 million of assets. White Mountains was formed to be the holding company for all of Fund American's insurance operating interests. As of December 31, 1995 White Mountains' principle holdings included investments in: Financial Security Assurance Holdings Ltd. ("FSA"), a leading Aaa/AAA writer of financial guaranty insurance; Main Street America Holdings, Inc. ("MSA"), an affiliate of National Grange Mutual Insurance Company which is a New Hampshire-based property and casualty insurer; and the wholly-owned subsidiaries described below.

  On December 1, 1995 White Mountains acquired Valley Group, Inc. of Albany, Oregon, and its subsidiaries (collectively, "Valley") and Charter Group, Inc. of Dallas, Texas, and its subsidiaries (collectively, "Charter") for $41.7 million in cash less $3.0 million of purchase price adjustments. Valley's wholly-owned subsidiary, Valley Insurance Company, is an "A" rated, Northwest-based property and casualty company which writes personal and commercial lines. In 1995 Valley Insurance Company wrote $73.1 million of gross premiums in Oregon, Washington and California. Charter's wholly-owned subsidiary, Charter Indemnity Company, wrote $64.4 million of gross non-standard automobile insurance premiums in Texas during 1995.

  White Mountains Insurance Company ("WMIC") is a New Hampshire licensed commercial property and casualty company which commenced its operations in September 1995 and wrote $250,000 in premiums during the year. WMIC is expected to expand its operations to other states as additional state approvals are obtained.

  All of White Mountains' insurance subsidiaries market their insurance products principally through independent agents.

MORTGAGE ORIGINATION AND SERVICING OPERATIONS

General

  Source One is one of the largest mortgage banking companies in the United States. As of December 31, 1995 Source One had a mortgage loan servicing portfolio totaling $31.8 billion, including $4.0 billion of loans subserviced for others, which is serviced on behalf of approximately 320 institutional investors and numerous other security holders. As of December 31, 1995 Source One had 128 retail branch offices in 25 states and originated $2.9 billion in mortgage loans for the year then ended.

  Source One engages primarily in the business of producing, selling and servicing residential mortgage loans. Its sources of revenue are net mortgage servicing revenue, net interest revenue, net gain on sales of mortgages, net gain on sales of servicing and other revenue (including underwriting and appraisal fees). Through subsidiaries, Source One also markets credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

  Source One was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. Source One is a wholly-owned subsidiary of Fund American Enterprises, Inc. ("FAE") which is a wholly-owned subsidiary of the Company. Source One's principal office is located in Farmington Hills, Michigan.

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

Mortgage Loan Production

  Source One produces residential mortgage loans through a system of retail branch offices, a specialized marketing program, mortgage brokers, and a correspondent network of banks, thrift institutions and other mortgage lenders. The existence of these mortgage production sources gives Source One the flexibility to shift its production between those sources as market conditions warrant and allows Source One to emphasize the production mode which is most economically advantageous at the time.

  Loans produced, whether through origination or purchase, include conventional residential mortgage loans as well as mortgage loans which are either insured by the FHA or partially guaranteed by the VA (government loans). In evaluating loans purchased through its correspondent network and loans originated through its broker network, Source One applies the same quality standards as those required for loans originated by Source One itself. Source One's quality control department reviews a random sample of the loans purchased to determine compliance with Source One's standards.

  It is a policy of Source One to primarily produce fixed rate mortgage loans. As of December 31, 1995 approximately 6% of Source One's total mortgage loan servicing portfolio consisted of adjustable rate mortgage loans.

  The following table sets forth selected information regarding Source One's mortgage loan production:

-----------------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                            ---------------------------------------------------
Millions                                       1995      1994       1993      1992      1991
-----------------------------------------------------------------------------------------------
Loan production by type of loan:
 FHA/VA insured                               $1,565    $2,065    $ 3,453    $1,927    $1,641
 Conventional                                  1,287     2,521      7,999     5,664     2,386
                                            -------------------------------------------------
Total                                         $2,852    $4,586    $11,452    $7,591    $4,027
---------------------------------------------------------------------------------------------
Loan production by origination source:
 Retail branch office originations            $1,347    $2,005    $ 4,922    $3,326    $1,695
 Correspondent network acquisitions            1,157     1,081      2,643     2,578     1,908
 Mortgage broker originations                    196       696      1,708     1,026       290
 Specialized marketing program originations      152       804      2,179       661       134
                                            -------------------------------------------------
Total                                         $2,852    $4,586    $11,452    $7,591    $4,027
=============================================================================================

  Retail Branch Offices. As of December 31, 1995 Source One had 128 retail branch offices in 25 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

  As of December 31, 1995 Source One's retail branch offices were located in the following states:

              Number of                Number of                    Number of
State           offices    State         offices      State           offices
-----------------------------------------------------------------------------
California           29    Florida             5      Kansas                1
Washington           21    Missouri            4      Maryland              1
Texas                11    Ohio                4      Massachusetts         1
Illinois              7    Kentucky            3      Oregon                1
Nevada                7    New Jersey          2      Rhode Island          1
Arizona               6    Pennsylvania        2      Tennessee             1
Michigan              6    Alaska              1      Virginia              1
New York              6    Arkansas            1
Colorado              5    Iowa                1


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

  Correspondent Network. Source One conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by Source One on a daily basis. In addition, Source One pays a premium for the release of servicing rights which is negotiated on a case-by-case basis. As of December 31, 1995 there were approximately 200 participants in Source One's correspondent network, with no single participant or group of affiliated participants accounting for more than 10% of Source One's total mortgage loan originations.

  Mortgage Brokers. Source One conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by Source One on a daily basis. The originating mortgage broker receives compensation equivalent to the difference between Source One's pricing schedule and the closing price. Source One maintains an office to service this network in West Bloomfield, Michigan. As of December 31, 1995 there were approximately 400 active participants in Source One's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 10% of Source One's total mortgage loan originations.

  Specialized Marketing Program. Source One also generates mortgage loan originations through affinity programs and by responding to refinancing requests from the population of loans currently serviced by Source One.

Sales of Loans

  Source One sells loans either through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or to institutional investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. During 1995 approximately 46.3%, 34.3% and 9.3% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1994 approximately 40.9%, 40.6% and 16.5% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1993 approximately 29.4%, 44.5% and 25.3% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. Substantially all GNMA securities are sold without recourse to Source One for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance.

  Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA or FHLMC require Source One to advance funds to make the required payments to investors in the event of a delinquency by the borrower. Source One expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection with VA partially guaranteed loans and certain conventional loans (which may be partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. In addition, most of Source One's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, Source One is obligated to pay the investor interest at the note rate from the date of the loan payoff through the end of that calendar month without reimbursement.

  Source One, through private placements and public offerings, has also sold mortgage loans through the issuance of mortgage pass-through certificates. Source One issued $521.7 million of REMIC certificates through December 31, 1990. Source One is the primary servicer for these REMIC certificates, which were sold pursuant to five separate trusts that have no recourse provisions. Source One has not issued any mortgage-backed securities since 1990; however, Source One may offer additional mortgage-backed securities in the future if economic and market conditions warrant.

  Historically, Source One's sales of loans have generated net gains. However, if secondary market interest rates decline after Source One obtains a mandatory forward commitment for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan, and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold. To minimize this risk, Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process ("pipeline") which it believes will close.

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

Loan Servicing

  Source One currently retains the rights to service the majority of the mortgage loans it produces. In addition, Source One may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. Source One customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. During 1995, Source One purchased the rights to service $4.7 billion of mortgage loans.

  Source One also sells servicing rights when management deems it economically advantageous. During 1995 Source One sold the rights to service $11.0 billion of mortgage loans resulting in pretax gains of $40.0 million. During 1994 Source One sold the rights to service $3.9 billion of mortgage loans and continues to subservice these loans pursuant to a five-year subservicing agreement.

  The following table summarizes the changes in Source One's mortgage loan servicing portfolio including loans subserviced, interim servicing contracts and those under contract to acquire, and excluding loans sold but not transferred:


--------------------------------------------------------------------------------
                                                Year Ended December 31,
                                         ---------------------------------------
Billions                                  1995    1994    1993    1992    1991
--------------------------------------------------------------------------------
Balance at beginning of year             $39.6   $38.4   $37.3   $41.0   $35.6
                                         ---------------------------------------
 Mortgage loan production                  2.9     4.6    11.5     7.6     4.0
 Servicing acquisitions                    4.7     3.7     6.4     2.3     6.8
                                         ---------------------------------------
    Total servicing in                     7.6     8.3    17.9     9.9    10.8
                                         ---------------------------------------
 Regular payoffs                           2.3     4.7    13.6    11.5     3.9
 Sales of servicing                       11.0      -       -       -       -
 Principal amortization, servicing
  released and foreclosures                2.1     2.4     3.2     2.1     1.5
                                         ---------------------------------------
    Total servicing out                   15.4     7.1    16.8    13.6     5.4
                                         ---------------------------------------
Balance at end of year                   $31.8   $39.6   $38.4   $37.3   $41.0
================================================================================

  Source One closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes delinquency and foreclosure experience with respect to the residential mortgage loans serviced by Source One:

--------------------------------------------------------------------------------
                                                     December 31,
                                         ---------------------------------------
                                          1995    1994    1993    1992    1991
--------------------------------------------------------------------------------
Percent of total residential loans
 serviced:
 Past due:
    31-59 days                            3.99%   3.15%   3.41%   3.26%   3.56%
    60-89 days                             .70     .54     .58     .65     .61
    90 days or more                        .59     .38     .45     .48     .41
                                         ---------------------------------------
    Total delinquencies                   5.28%   4.07%   4.44%   4.39%   4.58%
-----------------------------------------=======================================
 Foreclosures                              .80%    .77%    .92%    .77%    .74%
================================================================================

Related Activities

  In conjunction with its mortgage origination and servicing activities, Source One markets certain credit-related insurance products (such as life, disability, health, accidental death, and property and casualty insurance). Source One acts as an agent and receives fees based on premium value but does not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application, (ii) direct mail solicitation by Source One shortly after mortgage loan closing, (iii) solicitation by direct solicitors and (iv) resolicitation of Source One's mortgage loan servicing portfolio on an annual basis. At certain locations, personal solicitation by Source One staff is permitted by state regulations which determine allowable insurance sales practices. Total fees recognized under these programs for 1995 were $4.8 million.

INVESTMENT PORTFOLIO MANAGEMENT

  The Company's passive investment portfolio is primarily managed by a small group of employees located in Hanover, New Hampshire. FAE's passive investment portfolio is primarily managed by a small group of its employees located in Norwich, Vermont. Beginning January 1, 1996 Fund American engaged First Manhattan Co. to provide discretionary investment advisory services with respect to a portfolio of investment securities totalling approximately $21.0 at December 31, 1995. First Manhattan Co. is a registered investment advisor.

  Fund American's philosophy is to invest all assets to maximize their total return over a three- to five-year time frame. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management believes that it should focus its efforts and the entity's funds on a small number of quality companies selling at reasonable prices in the marketplace. While such an approach leads to a high concentration in a few securities, management believes it will provide superior returns over a three- to five-year horizon. However, management does not believe that owning a large portfolio of passive investment securities in a taxable corporation format will maximize shareholder returns over the long-term. Therefore, Fund American's long-term goal is to reinvest at least a portion of its investment securities (or proceeds from sales thereof) into operating businesses in which management has knowledge and experience.

CERTAIN BUSINESS CONDITIONS

  Inflation and changes in market interest rates can have significant effects on White Mountains' insurance operations. Inflation increases the costs of settling insurance claims over time. Increases in market interest rates, which often occur during periods of high inflation, reduce the market value of the insurance operations' fixed-income investments. Conversely, reductions in market interest rates increase the market value of White Mountains' fixed- income investments.

  Changes in the economy or prevailing interest rates can also have significant effects, including material adverse effects, on the mortgage banking business and Source One.

  Inflation and changes in interest rates can have differing effects on various aspects of Source One's business, particularly with respect to marketing gains and losses from the sale of mortgage loans, mortgage loan production, the value of Source One's servicing portfolio and net interest revenue. Historically, Source One's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of Source One's mortgage loan servicing portfolio because prepayments of mortgages increase and the average life of loan servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of Source One's mortgage loan servicing portfolio because prepayments of mortgages decline and the average life of loan servicing rights is lengthened.

COMPETITION

  The principal competitive factors that affect White Mountains' insurance subsidiaries are: (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) operating efficiencies; and (v) product differentiation and availability. The highly competitive environment in the property and casualty insurance market during the past several years has intensified due to increased capacity resulting from growing capital supporting the industry.

  Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in White Mountains' insurance subsidiaries' competitive position. In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance including the use by corporations of subsidiary captive insurers. No single company or group of affiliated companies dominates the insurance industry.

  Source One competes nationally and locally for loan production with other mortgage banks, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than Source One, which must originate loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. Source One competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders and developers and members of its correspondent and broker network. In the opinion of management of Source One, no single mortgage lender dominates the industry.

REGULATION

  White Mountains' insurance subsidiaries are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary between jurisdictions but, generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for property and casualty companies. White Mountains' insurance subsidiaries were adequately capitalized under the NAIC's rules as of December 31, 1995.

  Source One is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, GNMA, FHA and VA with respect to the origination, processing, selling and servicing of mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers and, in some cases, establish maximum interest rates, fees and loan amounts. Lenders are required to submit audited financial statements annually. FNMA and GNMA require the maintenance of specified net worth levels which vary depending on the amount of FNMA loans serviced and GNMA mortgage-backed securities issued by Source One. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act, and regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require disclosure of certain information to borrowers.

  Certain conventional mortgage loans are also subject to state usury statutes; FHA and VA loans are exempt from the effects of such statutes. There are various other state laws and regulations affecting Source One's mortgage banking and insurance operations. Source One's internal audit and quality control departments monitor compliance with all these laws and regulations.

EMPLOYEES

  As of December 31, 1995 the Company employed 11 persons, FAE employed 1,681 persons (including 1,680 persons at Source One) and White Mountains employed 416 persons (including 231 at Valley and 178 at Charter). None of Fund American's employees are covered by a collective bargaining agreement. Management believes that Fund American's employee relations are good.

Item 2.  Properties

  Fund American leases 8,600 square feet of space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006. This space is used as the principal office for the Company, White Mountains and WMIC. Valley owns a 40,000 square foot office building in Albany, Oregon and leases 6,200 square feet in Sacramento, California. The lease on Valley's California property expires in 1998. Charter leases 48,400 square feet in Dallas, Texas, which lease expires in 1997. Source One owns its principal office in Farmington Hills, Michigan, which houses the majority of its employees. Source One also owns an office building in West Bloomfield, Michigan. Fund American leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most of such leases contain renewal clauses.

Item 3.  Legal Proceedings

  Various claims have been made against Fund American in the normal course of its business. In management's opinion, the outcome of such claims will not, in the aggregate, have a material effect on Fund American's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of Fund American's shareholders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT AND ITS SUBSIDIARIES (as of March 25, 1996)


---------------------------------------------------------------------------------------------------------------------
                                                                                                        Executive
                                                                                                          officer
Name                         Position                                                     Age               since
---------------------------------------------------------------------------------------------------------------------
Terry L. Baxter              President and Secretary of FAE                                50                1994
Dennis P. Beaulieu           Vice President and Secretary                                  48                1995
John J. Byrne                Chairman, President and Chief Executive Officer               63                1985
James A. Conrad              President and Chief Executive Officer of Source One           54                1986
K. Thomas Kemp               Executive Vice President                                      55                1991
Michael S. Paquette          Vice President and Controller                                 32                1993
Robert W. Richards           Chairman of Source One                                        53                1986
Allan L. Waters              Senior Vice President and Chief Financial Officer             38                1990
=====================================================================================================================

  All executive officers are elected by the Company's Board of Directors for a term of one year or until their successors have been elected and have duly qualified.

  Mr. Baxter was elected President and Secretary of FAE in 1994. Prior to joining Fund American in 1994, Mr. Baxter was Managing Director of the National Transportation Safety Board from 1990. Prior to that, he was the Assistant Director of OMB in the Reagan Administration. Mr. Baxter is a director of FAE, MSA, Source One, White Mountains and WMIC.

  Mr. Beaulieu was elected Vice President and Secretary in February 1995 and also serves as Vice President and Secretary of White Mountains and Chief Financial Officer of WMIC. Prior to joining Fund American in 1995, Mr. Beaulieu was Senior Vice President and Chief Financial Officer of New Dartmouth Bank. Mr. Beaulieu is a director of White Mountains and WMIC.

  Mr. Byrne has served as Chairman, President and Chief Executive Officer since 1990, as Chairman and Chief Executive Officer from 1985 to 1990 and was Chairman and Chief Executive Officer of Fireman's Fund Insurance Company ("Fireman's Fund") from 1989 through January 2, 1991. Mr. Byrne is also Chairman of FSA, FAE and White Mountains.

  Mr. Conrad has served as President and Chief Executive Officer of Source One since 1990, as Executive Vice President of its Production Division from 1987 to 1989, and as Corporate Vice President of its Wholesale Division from 1985 to 1987. Mr. Conrad is also a director of Source One.

  Mr. Kemp has served as Vice President, Treasurer and Secretary since 1991, was elected Executive Vice President in 1993 and became a director of the Company in 1994. He is also President and Chief Executive Officer of White Mountains and WMIC. Mr. Kemp was a Vice President of Fireman's Fund from 1990 to January 2, 1991. Prior to joining Fireman's Fund, Mr. Kemp was President of Resolute Reinsurance Company. Mr. Kemp is Chairman of Valley, Charter and WMIC. Mr. Kemp is also a director of FSA, FAE, MSA and White Mountains.

  Mr. Paquette was elected Vice President and Chief Accounting Officer in 1993 and was appointed Vice President and Controller in February 1995. Mr. Paquette is also Vice President and Controller of White Mountains and WMIC. He was formerly Secretary of FAE from 1990 to 1993 and has been a member of the Fund American organization since 1989. Mr. Paquette is a director of FAE, White Mountains and WMIC.

  Mr. Richards has served as Chairman of Source One since 1989, as its President from 1987 to 1989, and as its Executive Vice President from 1985 to 1987.

  Mr. Waters was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Waters is also Senior Vice President and Chief Financial Officer of White Mountains. He was formerly Vice President and Controller of FAE from 1991 to 1993; was Vice President, Controller and Assistant Secretary of the Company from 1990 to 1991, and was Vice President, Finance of the Company from 1988 to 1990. Mr. Waters is a director of FSA, FAE, Source One, White Mountains and WMIC.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 25, 1996 there were 606 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

         From 1992 to 1994 the Company did not pay regular cash dividends to holders of Shares. In the fourth quarter of 1995 the Board of Directors reinstated a regular quarterly dividend on Shares of $.20. However, the Board of Directors currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time.

         The remaining information called for by this item is reported as "Quarterly trading range for Shares of common stock" and "Stock Exchange Information" appearing on pages 66 and 72, respectively, of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

Item 6.  Selected Financial Data

         Reported on page 18 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reported on pages 19 through 31 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Reported in the consolidated financial statements of Fund American and the notes thereto and the report thereon of Ernst & Young LLP, independent auditors, appearing on pages 32 through 63 and 65 of the Company's 1995 Annual Report to Shareholders, herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers

a.       Directors (as of March 25, 1996)

         Reported under the caption "Election of Directors" on pages 3 through 5 of the Company's 1996 Proxy Statement, herein incorporated by reference.

b.       Executive Officers (as of March 25, 1996)

         Reported in Part I pursuant to General Instruction G to Form 10-K.

Item 11. Executive Compensation

         Reported under the captions "Compensation of Executive Officers" on pages 8 through 10, "Reports of the Compensation Committees on Executive Compensation" on pages 10 though 13, "Shareholder Return Graph" on page 14, and "Compensation Plans" on pages 15 through 16 of the Company's 1996 Proxy Statement, herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 6 through 7 of the Company's 1996 Proxy Statement, herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         Reported under the captions "Certain Transactions" on page 10 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 16 of the Company's 1996 Proxy Statement, herein incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.       (1)  Financial Statements

         The financial statements applicable to the Company and its consolidated affiliates have been incorporated by reference herein from the Company's 1995 Annual Report to Shareholders as they appear in the Index to Financial Statements and Financial Statement Schedules shown on page 12 of this report.


         (2)  Financial Statement Schedules

         The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 12 of this report.

b.       Reports on Form 8-K

         On December 1, 1995, the registrant filed Form 8-K announcing that it had completed its acquisition of Valley and Charter.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
        Index to Financial Statements and Financial Statement Schedules


---------------------------------------------------------------------------------------------------------------------
                                                                                              Annual           Form
                                                                                              Report           10-K
                                                                                            page(s)*        page(s)
---------------------------------------------------------------------------------------------------------------------
Financial statements:
Consolidated balance sheets as of December 31, 1995 and 1994                                      32
Consolidated income statements for each of the years ended December 31, 1995, 1994 and 1993       33
Consolidated statements of shareholders' equity for each of the years ended
  December 31, 1995, 1994 and 1993                                                                34
Consolidated statements of cash flows for each of the years ended
  December 31, 1995, 1994 and 1993                                                                35
Notes to consolidated financial statements                                                     36-63

Other financial information:
Report of independent auditors                                                                    65
Selected quarterly financial data (unaudited)                                                     66

Financial statement schedules:
III.   Condensed financial information of registrant                                                          13-14
=====================================================================================================================

*   The Company's 1995 Annual Report to Shareholders.


All other schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.

                                                                    SCHEDULE III


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (Parent Company Only)

                            CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------
                                                              December 31,
                                                          ------------------
Millions                                                     1995      1994
----------------------------------------------------------------------------
Assets:
   Common equity securities and other investments         $    8.0   $ 148.7
   Short-term investments, at amortized cost                  23.9      58.2
   Cash                                                         -         .1
   Other assets                                               18.9      23.9
   Investments in unconsolidated affiliates, at equity         2.5      69.7
   Investments in wholly-owned subsidiaries                  825.4     679.2
                                                          ------------------
     Total assets                                         $  878.7   $ 979.8
----------------------------------------------------------------------------
Liabilities:
   Debt                                                   $  115.3   $ 153.8
   Accounts payable and other liabilities                     63.7     164.9
                                                          ------------------
     Total liabilities                                       179.0     318.7
Shareholders' equity                                         699.7     661.1
                                                          ------------------
     Total liabilities and shareholders' equity           $  878.7   $ 979.8
============================================================================

                          CONDENSED INCOME STATEMENTS

--------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                              ------------------------------
Millions                                                          1995       1994       1993
--------------------------------------------------------------------------------------------
Revenues                                                      $   28.7   $   14.2   $   11.1
Expenses                                                          68.9       21.2       29.6
                                                              ------------------------------
 Pretax operating loss                                           (40.2)      (7.0)     (18.5)
                                                              ------------------------------
Net realized investment gains                                     12.6       22.7       68.9
Change in net unrealized investment gains and losses                -          -       (61.3)
                                                              ------------------------------
 Net investment gains                                             12.6       22.7        7.6
                                                              ------------------------------
Pretax earnings (loss)                                           (27.6)      15.7      (10.9)
Income tax provision (benefit)                                    (8.7)       7.6       14.3
                                                              ------------------------------
Parent company only operating income (loss)                      (18.9)       8.1      (25.2)
Equity in operating income of subsidiaries                        37.4       13.0       95.6
Tax benefit from sale of discontinued operations                  66.0         -          -
Loss on early extinguishment of debt, after tax                    (.4)        -          -
Cumulative effect of accounting change - purchased mortgage
 servicing, after tax                                               -       (44.3)        -
                                                              ------------------------------
Consolidated net income (loss)                                $   84.1   $  (23.2)  $   70.4
============================================================================================

                                                                    SCHEDULE III
                                                                     (continued)

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (Parent Company Only)

                       CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Year Ended December 31,
                                                                                                ---------------------------------
Millions                                                                                            1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                               $   84.1    $  (23.2)   $   70.4
Charges (credits) to reconcile net income to net cash from operations:
  Tax benefit from sale of discontinued operations                                                 (66.0)         -           -
  Loss on early extinguishment of debt, after tax                                                     .4          -           -
  Cumulative effect of accounting change - purchased mortgage servicing, after tax                    -         44.3          -
  Compensation expense resulting from warrant extension                                             46.2          -           -
  Net investment gains                                                                             (12.6)      (22.7)       (7.6)
  Equity in operating income of wholly-owned subsidiaries                                          (37.4)      (13.0)      (95.6)
  Equity in operating income of unconsolidated affiliates                                           (9.0)       (2.5)
  Dividends and return of capital distributions
   received from subsidiaries and unconsolidated affiliates                                        233.3       121.3       114.6
  Changes in current income taxes receivable and payable                                             2.9        35.1       (10.3)
  Deferred income tax (benefit) provision                                                          (13.5)        2.8        21.0
  Other, net                                                                                        (4.1)       10.0         1.9
                                                                                                ---------------------------------
Net cash provided from operations                                                                  224.3       152.1        94.4
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in short-term investments                                                 34.3        69.6       (28.3)
  Sales and maturities of common equity securities and other investments                            45.1        73.3       216.7
  Purchases of common equity securities and other investments                                      (41.3)      (60.3)     (314.6)
  Purchase of Valley and Charter                                                                   (77.2)         -           -
  Investments in unconsolidated affiliates                                                         (33.8)      (44.0)         -
  Other                                                                                               -           -         (1.7)
                                                                                                ---------------------------------

Net cash (used for) provided from investing activities                                             (72.9)       38.6      (127.9)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Decrease in short-term debt                                                                         -           -       (100.0)
  Proceeds from issuances of long-term debt                                                           -           -        178.0
  Repayments of long-term debt                                                                      (7.9)      (23.9)         -
  Redemption of preferred stock                                                                    (75.0)      (82.0)         -
  Proceeds from issuances of common stock from treasury                                              3.3         2.8         2.1
  Purchases of common stock retired                                                                (65.5)      (78.8)      (41.8)
  Dividends paid to shareholders                                                                    (6.4)      (10.8)      (12.2)
                                                                                                ---------------------------------

Net cash (used for) provided from financing activities                                            (151.5)     (192.7)       26.1
---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash during year                                                                     (.1)       (2.0)       (7.4)
Cash balance at beginning of year                                                                     .1         2.1         9.5
---------------------------------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                                     $     -     $     .1    $    2.1
=================================================================================================================================

c.  Exhibits

----------------------------------------------------------------------------------------------------------------------------------
Exhibit
number                                                                      Name
----------------------------------------------------------------------------------------------------------------------------------
 2      --    Distribution Agreement, effective September 24, 1993 among the Company and White River Corporation (incorporated by reference to Exhibit (2.1) of the Company's Report on Form 8-K dated December 6, 1993)
 3(i)   --    Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of the
              Company's 1993 Annual Report on Form 10-K)
  (ii)  --    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3(b) of the Company's 1993 Annual
              Report on Form 10-K)
 4      --    Indenture dated January 1, 1993, with The First National Bank of Chicago, as trustee, pursuant to the Company's offering of $150 million of medium-term notes (incorporated by reference to Exhibit (4) of the Company's Report on
              Form 8-K dated January 15, 1993)
 9      --    Voting Trust Agreement dated September 2, 1994 between the Company, U S West Capital Corporation and First Chicago
              Trust Company of New York (filed pursuant to Exhibit 10(a) herein)
10      --    Material Contracts:
  (a)   --    Credit Agreement dated June 2, 1994 among the Company, Fund American Enterprises, Inc., FFOG, Inc., the banks named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(a) of the Company's 1994 Annual Report
              on Form 10-K)
  (b)   --    Amendment No. 1 to the Credit Agreement dated June 1, 1995 among the Company, Fund American Enterprises, Inc., FFOG,
              Inc., the banks named therein and The Chase Manhattan Bank(*)
  (c)   --    Amendment No. 2 to the Credit Agreement dated August 2, 1995 among the Company, Fund American Enterprises, Inc., FFOG,
              Inc., the banks named therein and The Chase Manhattan Bank(*)
  (d)   --    Amendment No. 3 to the Credit Agreement dated August 11, 1995 among the Company, Fund American Enterprises, Inc.,
              FFOG, Inc., the banks named therein and The Chase Manhattan Bank(*)
  (e)   --    Stock Purchase Agreement  dated August 8, 1995 between the Company, Skandia U.S. Holding Corporation, and
              Skandia America Corporation(*)
  (f)   --    Securities Purchase Agreement dated April 10, 1994 between the Company, U S West, Inc., U S West Capital Corporation
              and Financial Security Assurance Holdings Ltd. (incorporated by reference to Exhibit 10(a) of the Company's Report on
              Form 8-K dated April 10, 1994)
  (g)   --    Employment Agreement dated February 15, 1995, between the Company and John J. Byrne (incorporated by reference to
              Appendix II of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement)(*)
  (h)   --    Common Stock Warrant Agreement with respect to shares of the Company's Common stock between the Company and John J.
              Byrne (incorporated by reference to Exhibit 10(v) of the Company's Registration Statement on Form S-1 (No. 33-
              0199))(**)
  (i)   --    Loan Agreement between the Company and its Chairman, John J. Byrne, dated December 30, 1992 (incorporated by reference to Exhibit 10(s) of the Company's 1992 Annual Report on Form 10-K)(**)
  (j)   --    The Company's Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(aa) of the Company's
              1992 Annual Report on Form 10-K)(**)
  (k)   --    The Company's Voluntary Deferred Compensation Plan, as amended on November 10, 1995(*)(**)
  (l)   --    The Company's Deferred Benefit Plan, as amended on November 10, 1995(*)(**)
  (m)   --    The Company's Long-Term Incentive Plan, as amended February 15, 1995 (incorporated by reference to Appendix I of the
              Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement)(**)
  (n)   --    Source One Mortgage Services Corporation's Long-Term Incentive Plan (incorporated by reference to Exhibit 10(n) of the
              Company's 1994 Annual Report on Form 10-K)(**)
  (o)   --    Source Once Mortgage Service Corporation's Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit
              10(s) of the Company's 1993 Annual Report on Form 10-K)(**)


  (p)   --    Source One Mortgage Service Corporation's Amended and Restated Executive Phantom Stock Plan (incorporated by reference to Exhibit 10(t) of the Company's 1993 Annual Report on Form 10-K)(**)
  (q)   --    Source One Mortgage Services Corporation's Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10(u)
              of the Company's 1993 Annual Report on Form 10-K)(**)
  (r)   --    Investment Contract by and between Source One Mortgage Services Corporation and James A. Conrad (incorporated by reference to Exhibit 10(v) of the Company's 1993 Annual Report on Form 10-K)(**)
  (s)   --    Investment Contract by and between Source One Mortgage Services Corporation and Robert W. Richards (incorporated by reference to Exhibit 10(w) of the Company's 1993 Annual Report on Form 10-K)(**)
  (t)   --    Credit Agreement, dated December 13, 1993, among the Company and White River Corporation (incorporated by reference to
              Exhibit 10(x) of the Company's 1993 Annual Report on Form 10-K)(**)
11      --    Statement Re Computation of Per Share Earnings(*)
13      --    Fund American Enterprises Holdings, Inc. 1995 Annual Report to Shareholders. Such report, except portions which are expressly incorporated by reference in this report on Form 10-K, is furnished only for the information of the
              Securities and Exchange Commission and is not being "filed" as part hereof(*)
18      --    Letter from Ernst & Young LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 of the
              Company's 1994 Annual Report on Form 10-K)
21      --    Subsidiaries of the Registrant(*)
23      --    Consent of Independent Auditors(*)
24      --    Powers of Attorney(*)
====================================================================================================================================


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                               By:         /s/ MICHAEL S. PAQUETTE
                                  ---------------------------------------------
                                              Michael S. Paquette
                                              Vice President and Controller

                               Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----
      JOHN J. BYRNE*               Chairman, President and        March 25, 1996
--------------------------           Chief Executive Officer
      John J. Byrne

     HOWARD L. CLARK*              Director                       March 25, 1996
--------------------------
     Howard L. Clark

   HOWARD L. CLARK, JR.*           Director                       March 25, 1996
--------------------------
    Howard L. Clark, Jr.

    ROBERT P. COCHRAN*             Director                       March 25, 1996
--------------------------
    Robert P. Cochran

 GEORGE J. GILLESPIE, III*         Director                       March 25, 1996
--------------------------
 George J. Gillespie, III

    /s/ K. THOMAS KEMP             Executive Vice President and   March 25, 1996
--------------------------           Director
      K. Thomas Kemp

    GORDON S. MACKLIN*             Director                       March 25, 1996
--------------------------
    Gordon S. Macklin

   MICHAEL S. PAQUETTE*            Vice President and Controller  March 25, 1996
--------------------------
    Michael S. Paquette

     ALLAN L. WATERS*              Senior Vice President and      March 25, 1996
--------------------------           Chief Financial Officer
     Allan L. Waters

     ARTHUR ZANKEL*                Director                       March 25, 1996
--------------------------
     Arthur Zankel

*By:    /s/ K. THOMAS KEMP
-----------------------------------
  K. Thomas Kemp, Attorney-in-Fact