Form 10-Q
period 1996-03-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1996-05-15
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1996

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ____

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


            80 South Main Street, Hanover, New Hampshire 03755-2053 (Address of principal executive offices including zip code)

                                 (603) 643-1567
              (Registrant's telephone number, including area code)


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

As of May 13, 1996, 7,653,069 shares of Common Stock with a par value of $1.00 per share were outstanding.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                               Table of Contents



PART I.        FINANCIAL INFORMATION                                  Page No.
                                                                      --------
   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets,
               March 31, 1996 (Unaudited), and December 31, 1995            3

               Condensed Consolidated Income Statements (Unaudited),
               Three Months Ended March 31, 1996 and 1995                   4

               Condensed Consolidated Statements of Cash Flows
               (Unaudited), Three Months Ended March 31, 1996 and 1995      5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  6

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6-10

PART II.       OTHER INFORMATION


   Items 1 through 6                                                       11



SIGNATURES                                                                 12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)



                                                                                              March 31,    December 31,
                                                                                               1996           1995
                                                                                             ----------   -------------
                                                                                             (Unaudited)
Assets
Common equity securities, at fair value (cost: $71.0 and $232.1)                             $     89.0     $     274.5
Fixed maturity investments, at fair value (cost: $143.1 and $109.8)                               143.0           110.7
Other investments (cost: $89.2 and $86.7)                                                          98.7            95.9
Short-term investments, at amortized cost (which approximated market value)                       230.5           103.6
                                                                                             ----------     -----------
        Total investments                                                                         561.2           584.7

Cash                                                                                                  -             2.7
Capitalized mortgage servicing, net of accumulated amortization                                   423.2           397.1
Mortgage loans held for sale                                                                      537.1           381.0
Other mortgage origination and servicing assets                                                   171.7           164.4
Insurance premiums receivable                                                                      47.9            45.3
Investments in unconsolidated insurance affiliates                                                 94.7            96.2
Other assets                                                                                      200.2           200.5
                                                                                             ----------     -----------

        Total Assets                                                                         $  2,036.0     $   1,871.9
                                                                                             ==========     ===========

Liabilities
Short-term debt                                                                              $    577.3     $     445.4
Long-term debt                                                                                    406.6           407.3
Loss and loss adjustment expense reserves                                                          44.0            44.1
Unearned insurance premiums                                                                        52.0            35.0
Accounts payable and other liabilities                                                            203.4           196.4
                                                                                             ----------     -----------

        Total liabilities                                                                       1,283.3         1,128.2
                                                                                             ----------     -----------

Minority Interest - preferred stock of subsidiary                                                  44.0            44.0
                                                                                             ----------     -----------

Shareholders' Equity
Common stock at $1 par value per share - authorized 125,000,000 shares;
 issued 32,707,297 and 32,719,279 shares                                                           32.7            32.7
Common paid-in surplus                                                                            375.4           375.5
Retained earnings                                                                               1,150.6         1,124.6
Common stock in treasury, at cost - 25,034,939 shares                                            (871.0)         (871.0)
Net unrealized gains on investment securities                                                      21.0            37.9
                                                                                             ----------     -----------
        Total shareholders' equity                                                                708.7           699.7
                                                                                             ----------     -----------

Total Liabilities, Minority Interest and Shareholders' Equity                                $  2,036.0     $   1,871.9
                                                                                             ==========     ===========


           See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)




                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ----------------------
                                                                                              1996         1995
                                                                                           ----------   ---------
Revenues:
  Mortgage servicing revenue                                                               $     34.6   $    41.2
  Amortization of capitalized servicing and investment contract losses                            3.2        14.0
                                                                                           ----------   ---------
    Net servicing revenue                                                                        31.4        27.2

  Gain on sale of mortgage servicing                                                                -        28.2
  Net gain on sales of mortgages                                                                 13.1         3.4
  Other mortgage operations revenue                                                               4.9         3.5
  Insurance premiums earned                                                                      19.5           -
  Equity in earnings of unconsolidated insurance affiliates                                       1.3         1.6
  Investment income and other revenue                                                            17.5        12.9
                                                                                           ----------   ---------
     Total revenues                                                                              87.7        76.8
                                                                                           ----------   ---------
Expenses:
  Compensation and benefits                                                                      22.4        17.8
  General expenses                                                                               19.9        13.6
  Interest expense                                                                               14.1        12.0
  Insurance losses and loss adjustment expenses                                                  13.2           -
                                                                                           ----------   ---------
    Total expenses                                                                               69.6        43.4
                                                                                           ----------   ---------
Pretax operating earnings                                                                        18.1        33.4
Net realized investment gains                                                                    28.4        17.0
                                                                                           ----------   ---------
Pretax earnings                                                                                  46.5        50.4
Income tax provision                                                                             17.7        18.4
                                                                                           ----------   ---------
After tax earnings                                                                               28.8        32.0

Loss on early extinguishment of debt, after tax                                                     -        (0.2)
                                                                                           ----------   ---------
Net income                                                                                       28.8        31.8

Less dividends on preferred stock                                                                   -         1.6
                                                                                           ----------   ---------
Net income applicable to common stock                                                      $     28.8   $    30.2
                                                                                           ==========   =========

Primary earnings per share:
  After tax earnings                                                                       $     3.45   $    3.43
  Net income                                                                                     3.45        3.41

Fully diluted earnings per share:
  After tax earnings                                                                        $    3.45   $    3.23
  Net income                                                                                     3.45        3.22






           See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)




                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                        -------------------------------------
                                                                                           1996                       1995
                                                                                        ----------                 ----------
Cash flows from operations:

Net income                                                                              $     28.8                 $     31.8
Charges (credits) to reconcile net income to cash flows from operations:
 Loss on early extinguishment of debt, after tax                                                 -                        0.2
 Equity in earnings of unconsolidated affiliates                                              (1.3)                      (1.6)
 Net realized investment gains                                                               (28.4)                     (17.0)
 (Increase) decrease in mortgage loans held for sale                                        (156.1)                      22.1
 Gain on sale of mortgage servicing                                                              -                      (28.2)
 Increase in unearned insurance premiums                                                      17.0                          -
 Increase in insurance premiums receivable                                                    (2.6)                         -
 Increase in deferred insurance policy acquisition costs                                      (2.8)                         -
 Depreciation and amortization                                                                 5.3                       15.4
 Capitalized excess mortgage servicing income                                                 (3.4)                      (1.1)
 Changes in current income taxes receivable and payable                                       (2.6)                      16.0
 Deferred income tax expense                                                                  20.2                        2.4
 Other, net                                                                                    9.2                        6.8
                                                                                        ----------                 ----------
Net cash flows (used for) provided from operating activities                                (116.7)                      46.8
                                                                                        ----------                 ----------
Cash flows from investing activities:
 Net increase in short-term investments                                                     (126.9)                     (66.8)
 Sales of common equity securities and other investments                                     191.7                       97.6
 Sales and maturities of fixed maturity investments                                            6.9                       97.6
 Purchases of common equity securities and other investments                                  (4.0)                     (40.7)
 Purchases of fixed maturity investments                                                     (35.2)                     (40.7)
 Acquisition of consolidated affiliate                                                       (13.2)                        -
 Investments in unconsolidated affiliates                                                     (1.0)                     (33.8)
 Collections on mortgage origination and servicing assets                                     34.2                       42.5
 Additions to purchased mortgage servicing rights                                            (43.4)                     (24.6)
 Originated mortgage servicing rights                                                        (14.0)                      (4.7)
 Proceeds from sale of mortgage servicing                                                        -                      170.7
 Additions to other mortgage origination and servicing assets                                 (8.3)                     (42.1)
 Purchases (sales) of fixed assets, net                                                       (1.3)                       0.5
                                                                                        ----------                 ----------
Net cash flows (used for) provided from investing activities                                 (14.5)                     155.5
                                                                                        ----------                 ----------
Cash flows from financing activities:
 Net increase (decrease) in short-term debt                                                  131.8                       (2.5)
 Repayments of long-term debt                                                                    -                      (79.6)
 Purchases of common stock retired                                                            (0.9)                     (56.4)
 Dividends paid to shareholders                                                               (1.5)                      (1.6)
 Other                                                                                        (0.9)                       0.3
                                                                                        ----------                 ----------
Net cash provided from (used for) financing activities                                       128.5                     (139.8)
                                                                                        ----------                 ----------
Net (decrease) increase in cash during period                                                 (2.7)                      62.5

Cash balance at beginning of period                                                            2.7                        1.5
                                                                                        ----------                 ----------
Cash balance at end of period                                                           $        -                 $     64.0
                                                                                        ==========                 ==========
Supplemental cash flows information:
 Interest paid
 Net income tax payments                                                                $     (6.8)                $     (7.3)
                                                                                        $     (0.1)                $     (0.2)


           See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Basis of Presentation
- ------------------------------

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains") and Source One Mortgage Services Corporation and its subsidiaries ("Source One"). White Mountains is an insurance holding company principally engaged through its affiliates in the business of property and casualty insurance. Source One is one of the nation's largest independent mortgage banking companies.

The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American.
These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1995 Annual Report to Shareholders.

Note 2.  Earnings Per Share
- ---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 8,364,724 and 8,849,625 for the three-month periods ended March 31, 1996 and 1995, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 8,364,730 and 9,889,470 for the three-month periods ended March 31, 1996 and 1995, respectively.


Item 2. Management's Discussion and Analysis
- --------------------------------------------

Results of Operations -- Three-Month Periods Ended March 31, 1996 and 1995

Net income was $28.8 million, or $3.45 per share on a fully diluted basis, for the quarter ended March 31, 1996. These amounts compare to net income of $31.8 million, or $3.22 per share, for the quarter ended March 31, 1995. The 1996 first quarter includes a $20.0 pretax, $13.0 after tax, recovery of valuation allowances related to Source One's mortgage servicing rights. The 1995 first quarter includes a $28.2 million pretax, $18.3 million after tax, gain on the sale of $9.9 billion of servicing rights by Source One.

Book value per common and equivalent share increased $1.24 to $84.52 at March 31, 1996, from $83.28 at December 31, 1995. The increase from year end 1995 is primarily attributable to solid first quarter operating results at Source One.

Insurance Operations. Insurance operating results for the quarter ended March 31, 1996 included $19.5 million of net earned premiums and $13.2 million of losses and loss adjustment expenses. Net written premiums for the first quarter of 1996 totalled $36.5 million. Earned premiums will continue to lag net written premiums until the first quarter of 1997 since Charter Indemnity Company ("Charter"), which writes about $60 million of non-standard automobile insurance in Texas annually, began for the first time in 1996 to retain virtually all its written premium. The operations of Valley Insurance Company ("Valley"), a Northwest-based, regional property-casualty company which writes personal and commercial lines, represented $16.5 million of the total earned premium and had net written premiums of $16.3 million during the period. Valley and Charter were acquired by White Mountains on December 1, 1995. A summary of White Mountains' consolidated insurance operating results follows:


- --------------------------------------------------------------------------------
                                                            Three Months Ended
Dollars in millions                                            March 31, 1996
- --------------------------------------------------------------------------------
Gross written premium                                               $ 38.1
Net written premium                                                 $ 38.5
Ending statutory policyholders' surplus                             $ 83.0

Statutory ratios:
- ----------------
 Loss and loss adjustment                                             67.8%
 Expense                                                              30.8%
                                                                      ----
 Combined                                                             98.6%
================================================================================


Mortgage Origination and Servicing. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

- --------------------------------------------------------------------------------
                                                              Three Months
                                                             Ended March 31,
                                                           ---------------------
Millions                                                     1996        1995
- --------------------------------------------------------------------------------
Mortgage loan production:
 Retail originations                                    $     595   $     193
 Wholesale originations                                       610         136
                                                        ------------------------
     Total                                              $   1,205   $     329
- --------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
 Beginning balance                                      $  31,831   $  39,568
 Mortgage loan production                                   1,205         329
 Regular payoffs                                             (919)       (384)
 Sale of servicing                                                     (9,893)
 Other                                                       (512)       (650)
                                                        ------------------------
     Ending balance                                     $  31,605   $  28,970
================================================================================

The increase in mortgage loan production and payoffs for the 1996 first quarter versus the comparable prior year period reflects lower market interest rates and a corresponding increase in refinancing activity during the 1996 first quarter versus the comparable 1995 period. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

- --------------------------------------------------------------------------------
                                                        March 31,    Dec. 31,
                                                             1996        1995
- --------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
 Number of loans                                          488,380     494,051
 Weighted average interest rate                              8.28%       8.33%
 Percent delinquent(b)                                       5.15%       6.08%
================================================================================

(a) Includes loans subserviced for others. Loans and $4,252 million as subserviced for others had a principal balance March 31, 1996, December of $3,968 million, $4,039 million 31, 1995 and March 31, 1995, respectively.
(b)  Includes loans in process of foreclosure.

Net mortgage servicing revenue increased to $31.4 million for the first quarter of 1996 from $27.2 million for the 1995 first quarter. Gross mortgage servicing revenue, however, decreased $6.6 million primarily due to the $9.9 billion servicing sale in the first quarter of 1995, partially offset by the effects of a $4.7 billion servicing rights acquisition in the fourth quarter of 1995. The decrease in revenue was more than offset by a $10.8 million decrease in amortization of the capitalized servicing asset. The lower amortization was due to a $20.0 million recovery of the valuation allowance for the impairment of mortgage servicing rights, reflecting an increase in interest rates and the corresponding increase in the fair value of Source One's mortgage servicing rights since year end 1995. This recovery was partially offset by higher amortization of the capitalized mortgage servicing asset reflecting a lower interest rate environment during the first quarter of 1996 versus the comparable period of 1995 and a $3.0 million unrealized servicing portfolio loss on its investment in interest rate contracts. Source One enters into interest rate contracts to reduce the sensitivity of its earnings to changes in market interest rates. The contracts derive their value from the ten-year constant maturity treasury yield index or the ten-year swap index, as applicable. Source One's total losses on its existing contracts cannot exceed Source One's initial investment of $3.5 million.

Net gain on sales of mortgages increased to $13.1 million from $3.4 million for the first quarter of 1996 compared to 1995. The increase is primarily due to an increase in capitalized originated mortgage servicing rights resulting from the adoption of a new accounting standard in 1995, and the increase in production and the related mortgage loan sales volume during the first quarter of 1996 compared to 1995.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and by the fixed maturity investments of its insurance operations. Investment income and other revenue increased to $17.5 million for the 1996 first quarter from $12.9 million for the comparable prior year quarter. The increase is primarily due to an increase in the average size of Source One's inventory of mortgage loans held for sale, and an increase in fixed maturity investments due to the Valley and Charter acquisitions.

Total net investment gains and losses, before tax, were as follows:

- --------------------------------------------------------------------------------

                                                                  Three Months
                                                                 Ended March 31,
                                                             -------------------
Millions                                                         1996      1995
- --------------------------------------------------------------------------------
Net realized gains                                           $   28.4   $  17.0
Net unrealized gains (losses)                                   (26.8)      9.8
                                                             -------------------
Total net investment gains, before tax                       $    1.6   $  26.8
================================================================================

During the first quarter of 1996, Fund American sold all of its holdings (2,042,572 shares) of the common stock of Zurich Reinsurance Centre Holdings, Inc. ("ZRC") back to ZRC in a private transaction for net proceeds of $61.8 million. Fund American also sold all of its holdings (2,928,100 shares) of the common stock of The Louisiana Land and Exploration Company ("LLX") in a series of open market transactions for net proceeds of $125.1. The sales of ZRC and LLX represented the majority of the $28.4 million of realized net investment gains reported for the first quarter of 1996.

Expenses. Compensation and benefits expense increased to $22.4 million for the 1996 first quarter from $17.8 million for the comparable prior year quarter. The increase is primarily a result of higher mortgage loan production volumes experienced by Source One during the 1996 first quarter and the inclusion of Valley and Charter's personnel costs in the 1996 consolidated financial statements.

General expenses increased $6.3 million to $19.9 million for the 1996 first quarter versus $13.6 million for the comparable prior year quarter. The increase is primarily due to the inclusion of Valley and Charter's operations in the 1996 consolidated financial statements.

Source One finances its inventory of mortgage loans held for sale primarily with short-term debt. Accordingly, the increase in mortgage loans held for sale noted above also resulted in a increase in interest expense for the 1996 first quarter as compared to the 1995 period.

Liquidity and Capital Resources

Parent Company. On April 2, 1996 Fund American purchased 3,142,906 shares of Common Stock of Travelers-Aetna Property Casualty Corp. ("TAPC") for $50.8 million, including related expenses. John J. Byrne, Fund American's Chairman and Chief Executive Officer, recently became a director of TAPC.

Prospectively, the primary sources of cash inflows for the Parent Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and subsidiaries. Fund American has entered into a definitive agreement to purchase, for $79.4 million, a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica"), parent company of Folksamerica Reinsurance Company. The proceeds from Fund American's investment will be used by Folksamerica to complete its previously announced acquisition of Christiania General Insurance Corporation ("Christiania") of New York for $88.0 million. Consummation of both transactions is pending state insurance regulatory approvals. Fund American believes that it will receive the requisite approvals to proceed with the Folksamerica transaction, however, there is no assurance that such approvals will be obtained.

Folksamerica is a multi-line broker-market reinsurance company which in 1995 had net written premiums of $159.7 million. At March 31, 1996, Folksamerica had $76.3 million of shareholders' equity and total capitalization of $151.8 million. Christiania had net written premiums in 1995 of $123.2 million and shareholders' equity of $128.4 million at March 31, 1996. Folksamerica's consolidated financial statements, pro forma for the completion of Fund American's investment and the acquisition of Christiania, include total assets of $1,025.3 million as of March 31, 1996 and total revenues of $69.5 million for the quarter then ended.

Fund American's investment in Folksamerica will include (i) 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million and (ii) ten-year warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for $11.47 per share. Folksamerica's book value per share at March 31, 1996 was $11.03.

Fund American expects to assign the purchase of the Folksamerica investment to White Mountains. White Mountains intends to fund the Folksamerica investment using proceeds from sales of investment securities and an additional $25.0 million capital contribution from the Company.

On January 19, 1996, Valley purchased an inactive insurance company from Lincoln National Corporation for $13.2 million, net of cash balances acquired. The newly acquired insurance company is licensed to write property and casualty insurance in 49 states and is expected to be renamed Valley National Insurance Company ("Valley National"). Assets acquired pursuant to the Valley National acquisition included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million.

Source One. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

Source One's working capital requirements have historically been funded through its revolving credit and commercial paper programs. These borrowings are used to fund mortgage loan production until the sale of such mortgage loans in the secondary market. Increases in mortgage loan production have resulted in a higher balance of mortgage loans held for sale during 1996, resulting in a increase in Source One's short-term borrowings.

At March 31, 1996 Source One had $38.1 million of short-term borrowings outstanding under committed bank credit agreements and $421.2 million of outstanding commercial paper.

After four months of fruitless negotiations with Mellon Mortgage Company ("Mellon") concerning a potential sale of Source One, Fund American has terminated discussions with Mellon.

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



                                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                    ----------------------------------------
                                    (Registrant)



Date: May 14, 1996                      By:                 /s/
                                             --------------------------------
                                        Michael S. Paquette
                                        Vice President and Controller
                                     -12-