Form 10-Q
period 1996-06-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1996-08-13
CIK 776867

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q



     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1996

                                      OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to______

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

As of August 12, 1996, 7,201,719 shares of Common Stock with a par value of $1.00 per share were outstanding.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                               Table of Contents


PART I.    FINANCIAL INFORMATION                                     Page No.
                                                                     -------


  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets,
           June 30, 1996 (Unaudited), and December 31, 1995                3

           Condensed Consolidated Income Statements (Unaudited),
           Three Months and Six Months Ended June 30, 1996 and 1995        4

           Condensed Consolidated Statements of Cash Flows (Unaudited),
           Six Months Ended June 30, 1996 and 1995                         5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                          6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6-10



Part II.   OTHER INFORMATION

  Items 1 through 6                                                       11


SIGNATURES                                                                12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                                             June 30,                 December 31,
                                                                                               1996                     1995
                                                                                          -----------                 ------------
                                                                                          (Unaudited)
Assets

Common equity securities, at fair value (cost: $87.6 and $232.1)                          $    115.0                  $      274.5
Fixed maturity investments, at fair value (cost: $155.7 and $109.8)                            153.3                         110.7
Other investments (cost: $120.7 and $86.7)                                                     147.5                          95.9
Short-term investments, at amortized cost (which approximated market value)                     46.3                         103.6
                                                                                          ----------                  ------------
    Total investments                                                                          462.1                         584.7

Cash                                                                                             1.8                           2.7

Capitalized mortgage servicing, net of accumulated amortization                                435.4                         397.1
Mortgage loans held for sale                                                                   439.5                         381.0
Other mortgage origination and servicing assets                                                165.2                         164.4
Insurance premiums receivable                                                                   55.3                          45.3
Investments in unconsolidated insurance affiliates                                             202.5                          96.2
Other assets                                                                                   212.3                         200.5
                                                                                          ----------                  ------------

Total Assets                                                                              $  1,974.1                  $    1,871.9
                                                                                          ==========                  ============

Liabilities

Short-term debt                                                                           $    482.3                  $      445.4
Long-term debt                                                                                 406.8                         407.3
Loss and loss adjustment expense reserves                                                       44.9                          44.1
Unearned insurance premiums                                                                     69.1                          35.0
Accounts payable and other liabilities                                                         211.8                         196.4
                                                                                          ----------                  ------------
     Total liabilities                                                                       1,214.9                       1,128.2
                                                                                          ----------                  ------------

 Minority Interest - preferred stock of subsidiary                                              44.0                          44.0
                                                                                          ----------                  ------------
Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
 issued 32,558,729 and 32,719,279 shares                                                        32.6                          32.7
Common paid-in surplus                                                                         373.6                         375.5
Retained earnings                                                                            1,142.5                       1,124.6
Common stock in treasury, at cost - 25,034,939 shares                                         (871.0)                       (871.0)
Net unrealized gains on investment securities                                                   37.5                          37.9
                                                                                          ----------                  ------------
         Total shareholders' equity                                                            715.2                         699.7
                                                                                          ----------                  ------------

     Total Liabilities, Minority Interest and Shareholders' Equity                        $  1,974.1                  $    1,871.9
                                                                                          ==========                  ============


           See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)


                                                              Three Months Ended     Six Months Ended
                                                                    June 30,             June 30,
                                                              -------------------    -------------------
                                                                1996       1995        1996       1995
                                                              --------   --------    --------   --------
Revenues:
 Mortgage servicing revenue                                   $   33.5   $   34.2    $   68.1   $   75.4
 Amortization of capitalized servicing                             9.8       23.1        10.0       37.1
 Net loss on interest rate contracts                               1.9          -         4.9          -
                                                              --------   --------    --------   --------
   Net servicing revenue                                          21.8       11.1        53.2       38.3

 Net gain on sales of mortgages                                   11.4        2.3        24.5        5.7
 Gain on sale of mortgage servicing                                  -          -           -       28.2
 Other mortgage operations revenue                                 4.6        3.5         9.5        7.0

 Insurance premuims earned                                        25.8          -        45.3          -
 Equity in earnings of unconsolidated insurance affiliates         1.8        2.4         3.1        4.0
 Other insurance operations revenue                                2.0        9.7         5.3        9.7

 Investment income                                                15.4       14.3        29.6       27.2
                                                              --------   --------    --------   --------
    Total revenues                                                82.8       43.3       170.5      120.1
                                                              --------   --------    --------   --------
Expenses:
 Compensation and benefits                                        25.5       62.9        47.9       80.7
 General expenses                                                 21.3       13.8        41.2       27.4
 Interest expense                                                 12.9       10.1        27.0       22.1
 Insurance losses and loss adjustment expenses                    17.3          -        30.5          -
                                                              --------   --------    --------   --------
   Total expenses                                                 77.0       86.8       146.6      130.2
                                                              --------   --------    --------   --------
Pretax operating earnings (loss)                                   5.8      (43.5)       23.9      (10.1)
Net realized investment gains                                      1.3       10.4        29.7       27.4
                                                              --------   --------    --------   --------
Pretax earnings (loss)                                             7.1      (33.1)       53.6       17.3
Income tax provision (benefit)                                     3.6      (10.6)       21.3        7.8
                                                              --------   --------    --------   --------

After tax earnings (loss)                                          3.5      (22.5)       32.3        9.5

Tax benefit from sale of discontinued operations                     -       66.0           -       66.0

Loss on early extinguishment of debt, after tax                      -        (.2)          -        (.4)
                                                              --------   --------    --------   --------
Net Income                                                         3.5       43.3        32.3       75.1

Less dividends on preferred stock                                    -        1.7           -        3.3
                                                              --------   --------    --------   --------
Net income applicable to common stock                         $    3.5   $   41.6    $   32.3   $   71.8
                                                              ========   ========    ========   ========

Primary earnings per share:
   After tax earnings (loss)                                  $    .42   $  (2.95)   $   3.87   $    .72
   Net income                                                      .42       5.08        3.87       8.40

Fully diluted earnings per share:
   After tax earnings (loss)                                       .42      (2.44)       3.87        .99
   Net income                                                      .42       4.68        3.87       7.82


           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ------------------------
                                                                             1996            1995
                                                                           --------        --------
Cash flows from operations:

Net income                                                                 $   32.3        $   75.1
Charges (credits) to reconcile net income to cash flows from operations:
 Tax benefit from sale of discontinued operations                                 -           (66.0)
 Loss on early extinguishment of debt, after tax                                  -              .4
 Undistributed equity in earnings of unconsolidated insurance affiliates       (2.7)           (3.6)
 Compensation expense resulting from warrant extension                            -            46.2
 Net realized investment gains                                                (29.7)          (27.4)
 Increase in mortgage loans held for sale                                     (58.5)         (143.6)
 Gain on sale of mortgage servicing                                               -           (28.2)
 Increase in unearned insurance premiums                                       34.1               -
 Increase in insurance premiums receivable                                    (10.0)              -
 Increase in deferred insurance policy acquisition costs                       (5.7)              -
 Depreciation and amortization                                                 14.3            39.5
 Net loss on interest rate contracts                                            4.9               -
 Capitalized excess mortgage servicing income                                  (5.4)           (2.0)
 Changes in current income taxes receivable and payable                        (1.0)           24.1
 Deferred income tax expense (benefit)                                         22.7           (16.6)
 Other, net                                                                    14.0            47.8
                                                                           --------        --------

Net cash flows provided from (used for) operating activities                    9.3           (54.3)
                                                                           --------        --------
Cash flows from investing activities:

 Net decrease (increase) in short-term investments                             57.3           (45.3)
 Sales of common equity securities and other investments                      192.9           133.2
 Sales and maturities of fixed maturity investments                            24.8               -
 Purchases of common equity securities and other investments                  (55.2)          (42.9)
 Purchases of fixed maturity investments                                      (78.6)              -
 Acquisition of consolidated affiliate                                        (13.2)              -
 Investments in unconsolidated insurance affiliates                          (107.6)          (33.8)
 Collections on mortgage origination and servicing assets                      88.6            80.9
 Additions to purchased mortgage servicing rights                             (16.4)          (28.4)
 Originated mortgage servicing rights                                         (25.3)           (9.6)
 Proceeds from sale of mortgage servicing                                         -           169.8
 Additions to other mortgage origination and servicing assets                 (94.4)          (86.0)
 Net (purchases) sales of fixed assets                                         (2.9)             .4
                                                                           --------        --------

Net cash flows (used for) provided from investing activities                  (30.0)          138.3
                                                                           --------        --------
Cash flows from financing activities:

 Net issuances (repayments) of short-term debt                                 61.8            74.4
 Repayments of long-term debt                                                 (25.2)          (93.7)
 Purchases of common stock retired                                            (12.8)          (56.4)
 Dividends paid to shareholders                                                (3.1)           (3.3)
 Other                                                                          (.9)              -
                                                                           --------        --------

Net cash provided from (used for) financing activities                         19.8           (79.0)
                                                                           --------        --------
Net (decrease) increase in cash during period                                   (.9)            5.0

Cash balance at beginning of period                                             2.7             1.5
                                                                           --------        --------

Cash balance at end of period                                              $    1.8        $    6.5
                                                                           ========        ========

Supplemental cash flows information:
 Interest paid                                                             $  (26.2)       $  (24.1)
 Net income tax receipts (payments)                                        $     .3        $    (.3)


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

Note 2.  Earnings Per Share
- ---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 8,320,959 and 8,190,455 for the three-month periods ended June 30, 1996 and 1995, respectively, and 8,342,831 and 8,545,624 for the six month periods ended June 30, 1996 and 1995, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 8,320,974 and 9,245,268 for the three month periods ended June 30, 1996 and 1995, respectively, and 8,342,859 and 9,596,395 for the six month periods ended June 30, 1996 and 1995, respectively.


Item 2. Management's Discussion and Analysis
- --------------------------------------------

Results of Operations -- Three-Month and Six-Month Periods Ended June 30, 1996 and 1995

Fund American reported net income of $32.3 million, or $3.87 per share, for the six month period ended June 30, 1996, compared to net income of $75.1 million, or $7.82 per share fully diluted, for the six month period ended June 30, 1995. For the 1996 second quarter Fund American reported net income of $3.5 million, or $.42 per share, versus $43.3 million, or $4.68 per share fully diluted, in 1995. Net income for the second quarter of 1995 includes three non-recurring items: (i) a $46.2 million pretax charge to compensation expense related to previously outstanding employee stock warrants, (ii) a $66.0 million favorable tax development relating to the sale of a former subsidiary, and (iii) the receipt of a $9.7 million breakup fee, net of related expenses, from Home Holdings, Inc.

Book value per common and equivalent share increased to $86.92, an increase of $3.64 from the December 31, 1995 book value per share of $83.28.

Insurance Operations. Property and casualty earned insurance premiums for the 1996 second quarter and year-to-date totalled $25.8 million and $45.3 million, respectively. Earned premiums will continue to substantially lag net written premiums until 1997, since Charter Indemnity Company ("Charter"), which writes about $80 million of non-standard automobile insurance in Texas annually, began for the first time in 1996 to retain virtually all its written premium. The operations of Valley Insurance Company ("Valley"), a northwest, regional property-casualty company which writes personal and commercial lines, posted a combined ratio of 98.2% for the 1996 first half. Valley had $34.0 million of earned premium for the 1996 first half and had net written premiums of $37.5 million. Charter posted a combined ratio of 99.1% for the 1996 first half. Charter had $11.3 million of earned premium for the 1996 first half and had net written premiums of $41.6 million. Valley and Charter were acquired by White Mountains on December 1, 1995. A summary of White Mountains' consolidated insurance operating results follows:

- --------------------------------------------------------------------------------
                                      Three Months Ended   Six Months Ended
Dollars in millions                      June 30, 1996       June 30, 1996
- --------------------------------------------------------------------------------
Gross written premium                        $44.7               $82.8
Net written premium                           42.7                79.2
Ending statutory surplus                                          79.6

Valley:
- -------
 Loss and loss adjustment expense             63.8%               63.1%
 Underwriting expense                         33.6%               35.1%
                                              -----               -----
 Combined ratio                               97.4%               98.2%
                                              =====               =====
Charter:
- --------
  Loss and loss adjustment expense            82.8%               80.0%
  Underwriting expense                        15.6%               19.1%
                                              -----               -----
  Combined ratio                              98.4%               99.1%
===========================================================================

Fund American holds a 24.9% economic interest in Financial Security Assurance Holdings, Ltd. ("FSA"). FSA continued to post strong results for 1996 through the second quarter. From insurance operations alone, FSA's adjusted book value per share grew at an annualized rate of 15.1% driven by the addition of $117.3 million in present value premiums originated during the first half of 1996. FSA's adjusted book value ended the 1996 first half at $32.45, up $1.29 from $31.16 at December 31, 1995. The actual 1996 growth in book value from FSA's operations was muted by unrealized investment losses caused by increasing market interest rates. On June 17, 1996, Fund American purchased an additional one million shares of the common stock of FSA in a private transaction for $26.5 million.

Mortgage Origination and Servicing. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

- --------------------------------------------------------------------------------
                                    Three Months                    Six Months
                                   Ended June 30,                   Ended June
                                                                       30,
                           -----------------------------------------------------
Millions                         1996         1995         1996          1995
- --------------------------------------------------------------------------------
Mortgage loan production:
    Retail originations       $    505    $     332    $   1,100     $     525
    Wholesale originations         602          278        1,212           414
                           ---------------------------------------------------
            Total             $  1,107    $     610    $   2,312     $     939
- ---------------------------===================================================
Mortgage loan servicing
 portfolio (a):
    Beginning balance         $ 31,605    $  28,970    $  31,831     $  39,568
    Mortgage loan
     production                  1,107          610        2,312           939
    Regular payoffs               (864)        (479)      (1,783)         (863)
    Sale of servicing               -            -            -         (9,893)
    Other                         (519)        (355)      (1,031)       (1,005)
                           -----------------------------------------------------
            Ending balance    $ 31,329    $  28,746    $  31,329     $  28,746
================================================================================

The increase in mortgage loan production and payoffs for the 1996 first half versus the comparable prior year period reflects lower market interest rates and a corresponding increase in refinancing activity during the 1996 first half versus the comparable 1995 period. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

- --------------------------------------------------------------------------------
                                                           June 30,     Dec. 31,
                                                               1996         1995
- --------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
    Number of loans                                         481,393      494,051
    Weighted average interest rate                            8.25%        8.33%
    Percent delinquent (b)                                    5.27%        6.08%
================================================================================

(a) Includes loans subserviced for others of $3,884 million, $4,039 million and $4,190 million as June 30, 1996, December 31, 1995 and June 30, 1995,
     respectively.
(b)  Includes loans in process of foreclosure.

Source One's net mortgage servicing revenue increased to $21.8 million and $53.2 million for the three and six month periods ended June 30, 1996, respectively, from $11.1 million and $38.3 million for the comparable 1995 periods. The increase in net servicing revenue during the 1996 periods is primarily the result of $7.5 million and $27.5 million in pretax recoveries of Source One's valuation allowance for the impairment of mortgage servicing rights for the three and six month periods ended June 30, 1996, respectively. The 1996 recoveries reflect an increase in market interest rates which resulted in an increase in the fair value of Source One's mortgage servicing rights from year-end 1995 levels. Gross mortgage servicing revenue, however, decreased during the 1996 second quarter and year-to-date periods due primarily to decreases in both the size of the servicing portfolio and average servicing fee rates.

Source One utilizes interest rate floor contracts to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. Mortgage servicing revenue for the three and six month periods ended June 30, 1996 has been reduced by $1.9 million and $4.9 million of pretax net losses, respectively, which represents declines in the market value of Source One's investments in interest rate contracts. Source One's total losses on its interest rate contracts, as of June 30, 1996, cannot exceed their original cost of $5.5 million.

Net gain on sales of mortgages increased to $11.4 million and $24.5 million for the three and six month periods ended June 30, 1996, respectively, from $2.3 million and $5.7 million for the comparable 1995 periods, respectively. The increases are primarily due to increased production and the related mortgage loan sales volume during 1996 compared to 1995.

During the first quarter of 1995, Source One recognized a $28.2 million pretax gain ($18.3 million after tax) resulting from the sale of $9.9 billion of its mortgage servicing portfolio to a third party.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and by the fixed maturity investments of its consolidated insurance operations. Investment income increased to $29.6 million for the 1996 first half, from $27.2 million
for the comparable prior year period.   Investment income increased to $15.4
million for the 1996 second quarter, from $14.3 million for 1995. The increases are primarily due to additional fixed maturity investments resulting from the acquisition of Valley and Charter.

Total net investment gains and losses, before tax, were as follows:


- --------------------------------------------------------------------------------
                                                                 Six Months
                                                               Ended June 30,
                                                             -------------------
Millions                                                       1996      1995
- --------------------------------------------------------------------------------
Net realized gains                                           $ 29.7    $ 27.4
Net unrealized gains (losses)                                  (1.4)      8.7
                                                             -------------------
Total net investment gains, before tax                       $ 28.3    $ 36.1
================================================================================

During the first quarter of 1996, Fund American sold all its holdings (2,042,572 shares) of the common stock of Zurich Reinsurance Centre Holdings, Inc. ("ZRC") back to ZRC in a private transaction for net proceeds of $61.8 million. Fund American also sold all its holdings (2,928,100 shares) of the common stock of The Louisiana Land and Exploration Company ("LLX") in a series of open market transactions for net proceeds of $125.1 million. The sales of ZRC and LLX represented the majority of the $29.7 million of realized net investment gains reported for the first half of 1996.

Expenses. Excluding the previously announced $46.2 million one-time compensation charge related to outstanding employee stock warrants which was included in the Company's second quarter 1995 income statement, compensation and benefits expense increased $13.4 million to $47.9 million during the 1996 first half versus the comparable 1995 period. The increase is primarily a result of higher mortgage loan production volumes experienced by Source One during 1996 and the inclusion of Valley and Charter's personnel costs in the 1996 consolidated financial statements.

General expenses increased to $21.3 million and $41.2 million for the 1996 second quarter and year-to-date periods, respectively, versus $13.8 million and $27.4 million for the comparable prior year periods. The increases are primarily due to the inclusion of Valley and Charter's operations in the 1996 consolidated financial statements.


Liquidity and Capital Resources


Parent Company. On April 2, 1996 Fund American purchased 3,142,906 shares of the common stock of Travelers-Aetna Property Casualty Corp. ("TAP") for $50.8 million, including related expenses. John J. Byrne, Fund American's Chairman and Chief Executive Officer, recently became a director of TAP.

On June 18, 1996 the Company accepted for purchase 129,279 shares of its Common Stock ("Shares") that had been tendered pursuant to its cash offer to purchase up to 400,000 Shares at $80.00 per Share. Since June 30, 1996 the Company has purchased 322,071 Shares for $26.4 million in a series of open market transactions. All such Shares purchased have since been retired. Immediately following these purchases, the Company had remaining authority to repurchase 17,379 Shares.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and subsidiaries. On June 19, 1996 White Mountains completed its purchase, for $79.9 million including related expenses, of a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica"). Also on June 19, 1996, Folksamerica completed its previously announced acquisition of Christiania General Insurance Corporation ("Christiania") of New York for $88.0 million. Folksamerica is a multi-line broker-market reinsurance company which in 1995 had net written premiums of $159.7 million. At June 30, 1996, following the acquisition of Christiania, Folksamerica had $1.0 billion in total assets, shareholders' equity of $154.4 million and total capitalization of $229.9 million.

White Mountains' investment in Folksamerica includes (i) 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million and (ii) ten-year warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for $11.47 per share, subject to certain adjustments. Folksamerica reported a book value per share at June 30, 1996 of $11.16.

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

In the third quarter of 1996, Source One further utilized various derivative financial instruments, including interest rate floors and principal-only swaps, to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. The performance of these financial instruments is expected to have a material effect on Fund American's future financial statements. Source One is expected to enter into similar types of transactions to further reduce the sensitivity of its earnings to changes in market interest rates.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote by Security Holders

         At the Company's 1996 Annual Meeting of shareholders, which was held on May 16, 1996 in Hanover, New Hampshire, shareholders approved proposals (as further described in the Company's 1996 Proxy Statement) calling for the Election of Directors and the Appointment of Independent Auditors. With respect to the Election of Directors, 4,678,736 votes were cast in favor of the proposal and 56,344 votes were withheld. With respect to the Appointment of Independent Auditors, 4,721,632 votes were cast in favor of the proposal, 3,666 votes were cast against the proposal and 9,782 votes abstained.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              11 - Statement Re Computation of Per Share Earnings*

         (b)  Reports on Form 8-K

         On June 28, 1996, the Company filed a Current Report on Form 8-K announcing that on June 19, 1996,it purchased for $79.4 million a 50% interest in Folksamerica Holding Company, Inc., parent company of Folksamerica Reinsurance Company.

*Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                      ------------------------------------------
                                      (Registrant)



Date: August 14, 1996                 By:                 /s/
                                         ---------------------------------------
                                      Michael S. Paquette
                                      Vice President and Controller