Form 10-Q
period 1996-09-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1996-11-12
CIK 776867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1996

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES  EXCHANGE  ACT OF 1934
                     For the transition period from ___ to ___

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

As of November 11, 1996, 7,161,977 shares of Common Stock with a par value of $1.00 per share were outstanding.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.


                               Table of Contents


PART I.      FINANCIAL INFORMATION                                              Page No.
                                                                                --------
   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets,
             September 30, 1996 (Unaudited), and December 31, 1995                    3

             Condensed Consolidated Income Statements (Unaudited),
             Three Months and Nine Months Ended September 30, 1996 and 1995           4

             Condensed Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 1996 and 1995                            5

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                                   6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   6-10

Part II.     OTHER INFORMATION

   Items 1 through 6                                                                 11

SIGNATURES                                                                           12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                                   September 30,         December 31,
                                                                                       1996                 1995
                                                                                   -------------         ------------
                                                                                    (Unaudited)
Assets

Common equity securities, at fair value (cost: $87.3 and $232.1)                   $       120.6         $      274.5
Fixed maturity investments, at fair value (cost: $153.7 and $109.8)                        153.4                110.7
Other investments (cost: $120.5 and $86.7)                                                 162.3                 95.9
Short-term investments, at amortized cost (which approximated market value)                 70.4                103.6
                                                                                   -------------         ------------
                Total investments                                                          506.7                584.7

Cash                                                                                         4.4                  2.7

Capitalized mortgage servicing, net of accumulated amortization                            389.1                397.1
Mortgage loans held for sale                                                               273.5                381.0
Other mortgage origination and servicing assets                                            179.8                164.4
Insurance premiums receivable                                                               54.0                 45.3
Investments in unconsolidated insurance affiliates                                         209.3                 96.2
Other assets                                                                               262.3                200.5
                                                                                   -------------         ------------

Total Assets                                                                       $     1,879.1         $    1,871.9
                                                                                   =============         ============
Liabilities

Short-term debt                                                                    $       357.9         $      445.4
Long-term debt                                                                             406.9                407.3
Loss and loss adjustment expense reserves                                                   50.3                 44.1
Unearned insurance premiums                                                                 73.4                 35.0
Accounts payable and other liabilities                                                     237.7                196.4
                                                                                   -------------         ------------
                Total liabilities                                                        1,126.2              1,128.2
                                                                                   -------------         ------------

Minority Interest - preferred stock of subsidiary                                           44.0                 44.0
                                                                                   -------------         ------------
Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
   issued 32,229,675 and 32,719,279 shares                                                  32.2                 32.7
Common paid-in surplus                                                                     369.9                375.5
Retained earnings                                                                        1,121.8              1,124.6
Common stock in treasury, at cost - 25,034,939 shares                                     (871.0)              (871.0)
Net unrealized gains on investment securities                                               56.0                 37.9
                                                                                   -------------         ------------
                Total shareholders' equity                                                 708.9                699.7
                                                                                   -------------         ------------
Total Liabilities, Minority Interest and Shareholders' Equity                      $     1,879.1         $    1,871.9
                                                                                   =============         ============


           See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                        ----------------------------    -----------------------
                                                                           1996              1995          1996         1995
                                                                        ----------        ----------    ---------     ---------
Revenues:
 Mortgage servicing revenue                                             $    33.0         $    32.0     $  101.1      $  107.4
 Amortization of capitalized servicing                                       16.1              14.5         26.1          51.6
 Net loss on financial instruments                                             .2                -           5.1            -
                                                                        ----------        ----------    ---------     ---------
    Net servicing revenue                                                    16.7              17.5         69.9          55.8

 Net gain on sales of mortgages                                               7.7               9.6         32.2          15.3
 Gain on sale of mortgage servicing                                          10.1                -          10.1          28.2
 Other mortgage operations revenue                                            4.1               3.5         13.6          10.5

 Insurance premuims earned                                                   30.4                -          75.7            -
 Equity in earnings of unconsolidated insurance affiliates                    3.0               3.2          6.1           7.2
 Other insurance operations revenue                                           2.0                -           7.3           9.7

 Investment income                                                           16.0              14.8         45.6          42.0
                                                                        ----------        ----------    ---------     ---------
    Total revenues                                                           90.0              48.6        260.5         168.7
                                                                        ----------        ----------    ---------     ---------

Expenses:
  Compensation and benefits                                                  25.3              16.0         73.2          96.7
  General expenses                                                           22.8              14.7         64.0          42.1
  Interest expense                                                           11.5              12.2         38.5          34.3
  Insurance losses and loss adjustment expenses                              21.7                -          52.2            -
                                                                        ----------        ----------    ---------     ---------
    Total expenses                                                           81.3              42.9        227.9         173.1
                                                                        ----------        ----------    ---------     ---------
Pretax operating earnings (loss)                                              8.7               5.7         32.6          (4.4)
Net realized investment gains (losses)                                       (1.6)              4.4         28.1          31.8
                                                                        ----------        ----------    ---------     ---------
Pretax earnings                                                               7.1              10.1         60.7          27.4
Income tax provision                                                          3.4               3.5         24.7          11.3
                                                                        ----------        ----------    ---------     ---------
After tax earnings                                                            3.7               6.6         36.0          16.1

Tax benefit from sale of discontinued operations                               -                 -            -           66.0
Loss on early extinguishment of debt, after tax                                -                 -            -            (.4)
                                                                        ----------        ----------    ---------     ---------
Net Income                                                                    3.7               6.6         36.0          81.7

Less dividends on preferred stock                                              -                 .5           -            3.8
                                                                        ----------        ----------    ---------     ---------
Net income applicable to common stock                                   $     3.7         $     6.1     $   36.0      $   77.9
                                                                        ==========        ==========    =========     =========


Primary earnings per share:
   After tax earnings                                                   $     .46         $     .75     $   4.38      $   1.46
   Net income                                                                 .46               .75         4.38          9.26

Fully diluted earnings per share:
   After tax earnings                                                         .46               .75         4.38          1.74
   Net income                                                                 .46               .75         4.38          8.86



           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   1996            1995
                                                                                ---------        ---------
Cash flows from operations:
Net income                                                                      $   36.0         $   81.7
Charges (credits) to reconcile net income to cash flows from operations:
        Tax benefit from sale of discontinued operations                             -              (66.0)
        Loss on early extinguishment of debt, after tax                              -                 .4
        Undistributed equity in earnings of unconsolidated insurance affiliates     (3.9)            (6.6)
        Compensation expense resulting from warrant extension                        -               46.2
        Net realized investment gains                                              (28.1)           (31.8)
        Decrease (increase) in mortgage loans held for sale                        107.5           (177.8)
        Gain on sale of mortgage servicing                                         (10.1)           (28.2)
        Increase in unearned insurance premiums                                     38.4              -
        Increase in insurance premiums receivable                                   (8.7)             -
        Increase in deferred insurance policy acquisition costs                     (6.6)             -
        Depreciation and amortization                                               32.3             55.2
        Net unrealized loss on financial instruments                                 4.9              -
        Capitalized excess mortgage servicing income                                (7.6)            (4.7)
        Changes in current income taxes receivable and payable                       9.0             21.9
        Deferred income tax expense (benefit)                                       15.1            (10.8)
        Other, net                                                                  23.7             46.8
                                                                                ---------        ---------

Net cash flows provided from (used for) operating activities                       202.0            (73.7)
                                                                                ---------        ---------

Cash flows from investing activities:
        Net decrease  in short-term investments                                     33.2             50.4
        Sales of common equity securities and other investments                    196.4            152.8
        Sales and maturities of fixed maturity investments                          98.3              -
        Purchases of common equity securities and other investments                (58.1)           (70.5)
        Purchases of fixed maturity investments                                   (145.8)             -
        Acquisition of consolidated affiliate                                      (13.2)             -
        Investments in unconsolidated insurance affiliates                        (107.6)           (33.8)
        Collections on mortgage origination and servicing assets                   122.8            154.2
        Additions to purchased mortgage servicing rights                           (22.5)           (36.1)
        Originated mortgage servicing rights                                       (32.1)           (20.4)
        Proceeds from sale of mortgage servicing                                    11.7            169.8
        Additions to other mortgage origination and servicing assets              (145.6)          (123.8)
        Net (purchases) sales of fixed assets                                       (4.8)              .3
                                                                                ---------        ---------

Net cash flows (used for) provided from investing activities                       (67.3)           242.9
                                                                                ---------        ---------

Cash flows from financing activities:
        (Repayments) issuances of short-term debt                                  (58.1)            67.4
        Repayments of long-term debt                                               (29.7)           (93.7)
        Purchases of common stock retired                                          (39.8)           (64.2)
        Purchases of preferred stock retired                                         -              (75.0)
        Dividends paid to shareholders                                              (4.5)            (4.9)
        Other                                                                        (.9)              .1
                                                                                ---------        ---------

Net cash used for financing activities                                            (133.0)          (170.3)
                                                                                ---------        ---------

Net increase (decrease) in cash during period                                        1.7             (1.1)

Cash balance at beginning of period                                                  2.7              1.5
                                                                                ---------        ---------

Cash balance at end of period                                                   $    4.4         $     .4
                                                                                =========        =========
Supplemental cash flows information:
        Interest paid                                                           $  (33.8)        $  (30.4)
        Net income tax payments                                                 $    (.7)        $    (.2)
        Non-cash exchanges of investment securities                             $    -           $   90.0

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

2.  Accounting Standard Recently Issued
---------------------------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivable and will change Source One's method of measuring the value of its capitalized excess servicing asset. The statement is effective for transfers and servicing of financial assets beginning in 1997. The Company has not yet determined what impact, if any, the adoption of this statement will have on its financial position or results of operations.

Note 3.  Earnings Per Share
---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 7,977,711 and 8,146,614 for the three month periods ended September 30, 1996 and 1995, respectively, and 8,220,149 and 8,411,168 for the nine month periods ended September 30, 1996 and 1995, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 7,977,743 and 8,150,534 for the three month periods ended September 30, 1996 and 1995, respectively, and 8,220,229 and 9,221,554 for the nine month periods ended September 30, 1996 and 1995, respectively.


Item 2. Management's Discussion and Analysis
--------------------------------------------

Results of Operations -- Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995

Fund American reported net income of $36.0 million, or $4.38 per share, for the nine month period ended September 30, 1996, compared to net income of $81.7 million, or $8.86 per share fully diluted, for the nine month period ended September 30, 1995. The 1995 nine month period includes three non-recurring items recorded in the 1995 second quarter which served to increase net income by a net amount of $42.3 million, or $4.58 per share fully diluted. For the 1996 third quarter Fund American reported net income of $3.7 million, or $.46 per share, versus $6.6 million, or $.75 per share, in 1995.

Book value per common and equivalent share increased to $90.10, an increase of $6.82 from the December 31, 1995 book value per share of $83.28.

Insurance Operations. Property and casualty earned insurance premiums for the 1996 third quarter and year-to-date totalled $30.4 million and $75.7 million, respectively. Earned premium will continue to substantially lag net written premium until 1997 because Charter Indemnity Company ("Charter"), which writes non-standard automobile insurance in Texas, began to retain virtually all its written premium for the first time in 1996. Valley Insurance Companies ("Valley"), which includes the operations of Valley Insurance Company, a regional property-casualty company which writes personal and commercial lines in the Northwest, and White Mountains Insurance Company, a newly formed regional property-casualty company which writes commercial lines in the Northeast, posted a combined ratio of 101.9% for the 1996 nine month period. Valley's combined ratio for the third quarter was adversely impacted by reserve strengthening for California severity as well as startup costs incurred at Valley National Insurance Company, a multi-state property and casualty subsidiary which is currently being developed by Valley for future use. Valley had $52.6 million of earned premium for the 1996 year-to-date period and had net written premium of $57.8 million. Charter posted a combined ratio of 97.8% for the 1996 nine month period. Charter had $23.1 million of earned premium for the 1996 year-to-date period and had net written premium of $56.2 million. Valley and Charter were acquired by White Mountains on December 1, 1995. A summary of White Mountains' consolidated insurance operating results follows:

                                        Three Months Ended   Nine Months Ended
Dollars in millions                       Sept. 30, 1996       Sept. 30, 1996
------------------------------------------------------------------------------
Gross written premium                               $ 36.5              $119.3
Net written premium                                   34.8               114.0
Ending statutory surplus                                                  80.0

Valley:
--------------------------------------
  Loss and loss adjustment expense                    68.2%               64.9%
   ratio
  Underwriting expense ratio                          39.7%               37.0%
                                                    ------              ------
  Combined ratio                                     107.9%              101.9%
                                                    ======              ======
Charter:
--------------------------------------
  Loss and loss adjustment expense                    76.3%               78.1%
   ratio
  Underwriting expense ratio                          22.7%               19.7%
                                                    ------              ------
  Combined ratio                                      99.0%               97.8%
==============================================================================

The Company's unconsolidated insurance affiliates are comprised of a 25% interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica") and a 33% interest in Main Street America Holdings, Inc. ("MSA"). FSA continued to post strong core operating results for 1996 through the third quarter. FSA's adjusted book value per share at September 30, 1996 was $33.43, up $2.27 from $31.16 at December 31, 1995. The 1996 growth in adjusted book value from FSA's operations was muted somewhat by unrealized investment losses in its bond portfolio. Folksamerica continues to persevere despite a highly competitive market. During the 1996 third quarter, Folksamerica's book value per share increased from $11.16 to $11.67. MSA's underwriting results for the 1996 nine month period were unsatisfactory with a combined ratio of 108.9%. MSA's loss ratio is high because of unusually high winter storm losses in early 1996 but seems to be improving as the year progresses.

Mortgage Origination and Servicing. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

 ------------------------------------------------------------------------------
                                  Three Months                Nine Months
                                Ended Sept. 30,             Ended Sept. 30,
                           ---------------------------------------------------
Millions                          1996         1995         1996         1995
------------------------------------------------------------------------------
Mortgage loan production:
  Retail originations         $    371    $    534      $  1,471    $  1,059
  Wholesale originations           420         475         1,632         889
                           ---------------------------------------------------
          Total               $    791    $  1,009      $  3,103    $  1,948
---------------------------===================================================
Mortgage loan servicing
 portfolio (a):
  Beginning balance           $ 31,329    $ 28,746      $ 31,831    $ 39,568
  Mortgage loan                    791       1,009         3,103       1,948
   production
  Regular payoffs                 (634)       (687)       (2,417)     (1,550)
  Sale of servicing             (3.302)          -        (3,302)     (9,893)
  Other                           (537)       (501)       (1,568)     (1,506)
                           ---------------------------------------------------
    Ending balance            $ 27,647    $ 28,567      $ 27,647    $ 28,567
==============================================================================

(a) Includes loans subserviced for others of $3,796 million and $4,111 million as of September 30, 1996 and September 30, 1995, respectively.

The increase in mortgage loan production and payoffs for the 1996 nine month period versus the comparable prior year period reflects lower market interest rates and a corresponding increase in refinancing activity. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------
                                                  Sept. 30,          Dec. 31,
                                                      1996              1995
--------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
    Number of loans                                439,264           494,051
    Weighted average interest rate                    8.31%             8.33%
    Percent delinquent (includes loans in
     process of foreclosure)                          5.61%             6.08%
================================================================================

(a) Includes loans subserviced for others of $3,796 million and $4,039 million as of September 30, 1996 and December 31, 1995, respectively.


Source One's net mortgage servicing revenue increased to $69.9 million for the nine month period ended September 30, 1996 from $55.8 million for the comparable 1995 period. The increase in net servicing revenue is primarily the result of $27.5 million in pretax recoveries of Source One's valuation allowance for the impairment of mortgage servicing rights in 1996. The impairment recoveries reflect an increase in market interest rates which resulted in an increase in the estimated fair value of Source One's mortgage servicing rights from 1995 levels. Gross mortgage servicing revenue, however, decreased during the 1996 year-to-date period due primarily to declines in both the size of the servicing portfolio and average servicing fee rates.

Source One is now utilizing interest rate floor contracts and principal-only swaps to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. The interest rate contracts, which were entered into in the 1995 fourth quarter and the 1996 first half, are not subject to total losses in excess of their original cost of $5.5 million. In the 1996 third quarter, Source One entered into two principal-only swaps with a current aggregate notional value of $92 million.
Net mortgage servicing revenue for the three and nine month periods ended September 30, 1996 has been reduced by $.2 million and $5.1 million of pretax net losses, respectively, which represent declines in the market value of Source One's investments in financial instruments.

Net gain on sales of mortgages increased to $32.2 million for the nine month period ended September 30, 1996, from $15.3 million for the comparable 1995 period. The increase is primarily due to increased production and the related mortgage loan sales volume during 1996 compared to 1995.

During the third quarter of 1996, Source One recognized a $10.1 million pretax gain ($6.6 million after tax) from the sale of $3.3 billion of its mortgage loan servicing portfolio to a third party. During the first quarter of 1995, Source One recognized a $28.2 million pretax gain ($18.3 million after tax) resulting from the sale of $9.9 billion of its mortgage servicing portfolio to a third party. In October 1996, Source One entered into a contract to acquire the rights to service approximately $2.8 billion of mortgage loans from a third party.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and on the fixed maturity investments of its consolidated insurance operations. Investment income increased to $45.6 million for the 1996 year-to-date period, from $42.0
million for the comparable prior year period.   For the third quarter investment
income increased to $16.0 million in 1996, from $14.8 million in 1995. The increases are primarily due to additional fixed maturity investments resulting from the acquisition of Valley and Charter.

Total net investment gains and losses, before tax, were as follows:

--------------------------------------------------------------------------------
                                                                 Nine Months
                                                               Ended Sept. 30,
                                                             -------------------
Millions                                                        1996     1995
--------------------------------------------------------------------------------
Net realized gains                                             $ 28.1   $ 31.8
Net unrealized gains                                             27.1     11.6
                                                             -------------------
Total net investment gains, before tax                         $ 55.2   $ 43.4
================================================================================

During the first quarter of 1996, Fund American sold all its holdings (2,042,572 shares) of the common stock of Zurich Reinsurance Centre Holdings, Inc. ("ZRC") for net proceeds of $61.8 million. Fund American also sold all its holdings (2,928,100 shares) of the common stock of The Louisiana Land and Exploration Company ("LLX") for net proceeds of $125.1 million. Gains on the sales of ZRC and LLX represented the majority of the $28.1 million of realized net investment gains reported for the nine month period ended September 30, 1996.

Expenses. Excluding a previously announced $46.2 million one-time compensation charge related to outstanding employee stock warrants which is included in the Company's 1995 year-to-date income statement, compensation and benefits expense increased $22.7 million to $73.2 million during the 1996 nine month period versus the comparable 1995 period. The increase is primarily a result of higher mortgage loan production volumes experienced by Source One during 1996 and the inclusion of Valley and Charter's personnel costs in the 1996 consolidated financial statements.

General expenses increased to $22.8 million and $64.0 million for the 1996 third quarter and year-to-date periods, respectively, versus $14.7 million and $42.1 million for the comparable prior year periods. The increases are primarily due to the inclusion of Valley and Charter's operations in the 1996 consolidated financial statements.

Liquidity and Capital Resources

Parent Company. During the 1996 third quarter, the Company repurchased 329,054 Shares of its common stock for $27.1 million in a series of open market transactions. All such Shares repurchased have since been retired.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and Subsidiaries. On June 19, 1996 White Mountains completed its purchase, for $79.9 million including related expenses, of a 50% interest in Folksamerica. Also on June 19, 1996, Folksamerica completed its previously announced acquisition of Christiania General Insurance Corporation ("Christiania") of New York for $88.0 million. Folksamerica owns a multi-line broker-market reinsurance company which in 1995 had net written premiums of $159.7 million. At September 30, 1996, Folksamerica had total assets $1.0 billion, shareholders' equity of $161.5 million and total capitalization of
237.0 million.

White Mountains' investment in Folksamerica includes (i) 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million and (ii) ten-year warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for $11.47 per share, subject to certain adjustments. Folksamerica reported a book value per share at September 30, 1996 of $11.67.

On November 1, 1996 Fund American signed a definitive agreement (the "Agreement") to raise its stake in MSA from 33% to 50%. MSA currently shares in 40% of National Grange Mutual Insurance Company ("National Grange") business through a quota share reinsurance agreement which is expected to be increased to 60% pursuant to the Agreement. Also pursuant to the Agreement, National Grange will contribute certain of its insurance, reinsurance and information and financial services subsidiaries to MSA.

The aggregate purchase price to be paid by Fund American is approximately $60.2 million, subject to certain purchase price adjustments. The closing is dependent upon receipt of Federal and state regulatory approvals and is expected to occur near year-end 1996. Fund American expects to assign the additional investment in MSA to White Mountains.

Source One. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

Source One's working capital requirements have historically been funded through its revolving credit and commercial paper programs. These borrowings are used to fund mortgage loan production until the sale of such mortgage loans in the secondary market. Source One is currently in the process of amending and restating its secured credit agreements to increase its borrowing capacity and flexibility. The provisions of the amendment increase the size of the facility from $500 million to $750 million, which will allow Source One to finance planned growth in production and servicing. The provisions will also extend the maturity, reduce borrowing costs and amend covenants which will allow Source One to upstream $60.0 million to its parent, Fund American Enterprises, Inc.

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



                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                   ----------------------------------------
                   (Registrant)



Date: November 12, 1996             By:/s/Michael S. Paquette
                                       ---------------------------------------
                                       Michael S. Paquette
                                       Vice President and Controller