Form 10-K
period 1996-12-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1997-03-28
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE  ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act :

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the registrant as of March 21, 1997, was $723,992,745.

  As of March 21, 1997, 6,895,169 shares of Common Stock, par value of $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 1997 Annual Meeting of Shareholders and

                                Proxy Statement

                        dated March 31, 1997 (Part III)

                                FUND AMERICAN

                               TABLE OF CONTENTS


                                    PART I

ITEM 1.     Business.............................................................................  1

      a.    General..............................................................................  1

      b.    Insurance Operations.................................................................  1

      c.    Mortgage Origination and Servicing Operations........................................  5

      d.    Passive Investment Portfolio Management..............................................  9

      e.    Certain Business Conditions.......................................................... 10

      f.    Competition.......................................................................... 10

      g.    Regulation........................................................................... 11

      h.    Employees............................................................................ 12

      i.    Forward-Looking Statements........................................................... 12



ITEM 2.     Properties........................................................................... 12

ITEM 3.     Legal Proceedings.................................................................... 12

ITEM 4.     Submission of Matters to a Vote of Security Holders.................................. 12


                                               PART II

ITEM 5.    Market for Registrant's Common Equity and  Related Stockholder Matters................ 13

ITEM 6.    Selected Financial Data............................................................... 14

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations. 15

ITEM 8.    Financial Statements and Supplementary Data........................................... 26

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 26


                                              PART III

ITEM 10.    Directors and Executive Officers..................................................... 26

ITEM 11.    Executive Compensation............................................................... 27

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....................... 28

ITEM 13.    Certain Relationships and Related Transactions....................................... 28


                                              PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................... 28


                                 FUND AMERICAN


PART I

ITEM 1.  BUSINESS

GENERAL


  Fund American Enterprises Holdings, Inc., (the "Company"), is a Delaware corporation which was organized in 1980. Within this report, the consolidated organization is referred to as "Fund American." Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains") and Source One Mortgage Services Corporation and its subsidiaries ("Source One"). White Mountains is an insurance holding company principally engaged through its subsidiaries and affiliates in the businesses of property and casualty insurance, financial guaranty insurance and reinsurance. Source One is one of the largest mortgage banking companies in the United States. Fund American also owns a passive investment portfolio. The Company's principal office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053, and its telephone number is
(603) 643-1567.

INSURANCE OPERATIONS

  In 1995 the Company capitalized White Mountains with $200.0 million of equity capital and in 1996 further capitalized White Mountains with an additional $95.0 million of equity capital. White Mountains was formed to be the holding company for all of Fund American's consolidated and unconsolidated insurance operating interests. As of December 31, 1996, White Mountains' principal holdings included investments in: Financial Security Assurance Holdings Ltd. ("FSA"), a leading Aaa/AAA writer of financial guaranty insurance; Folksamerica Holding Company, Inc. ("Folksamerica"), a leading multi-line broker-market reinsurer, Main Street America Holdings, Inc. ("MSA"), an affiliate of National Grange Mutual Insurance Company ("NGM") which is a New Hampshire-based property and casualty insurer; and the consolidated wholly-owned subsidiaries described below.


CONSOLIDATED INSURANCE OPERATIONS

  On December 1, 1995, White Mountains acquired Valley Group, Inc. of Albany, Oregon, and its subsidiaries (collectively, "Valley") and Charter Group, Inc. of Dallas, Texas, and its subsidiaries (collectively, "Charter") for $41.7 million in cash less $3.0 million of purchase price adjustments. The purchase price for Valley and Charter was paid with proceeds from sales and maturities of short-term investments.

  Valley: Valley's wholly-owned subsidiary, Valley Insurance Company, is an "A" rated, Northwest-based property and casualty company which writes personal and commercial lines. Valley Insurance Company focuses on establishing strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to the family unit and the independently owned business. This approach has resulted in an established track record of growth:



-------------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                              -----------------------------------------------------------
Statutory Basis, in Millions                                    1996         1995         1994          1993        1992
-------------------------------------------------------------------------------------------------------------------------
Direct written premiums                                       $ 81.9        $ 73.1        $64.8        $52.5        $41.8
Total assets at year-end                                       138.2         126.8         80.4         65.8         50.4
Policyholders' surplus at year-end                              54.3          58.5         23.5         22.9         15.0
=========================================================================================================================

                                 FUND AMERICAN

  In 1996 Valley Insurance Company wrote $81.9 million of direct premiums primarily in three Northwest states, through approximately 245 independent agents:

--------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                               1996
                           -----------------------------------------------------
                                             Direct Written  Policies
Dollars in Millions                             Premiums     in Force*   Agents*
--------------------------------------------------------------------------------
Oregon                                           $ 40.9         31,118        99
California                                         27.5         12,910        74
Washington                                         13.2          4,554        63
Arizona, Idaho and Utah                              .3            222         9
                           -----------------------------------------------------
   Totals                                        $ 81.9         48,804       245
================================================================================
* At December 31, 1996.


  Valley Insurance Company began to write business in the states of Arizona, Idaho and Utah during the last quarter of 1996. Valley Insurance Company intends to increase its premium writings in those states during 1997.

  Valley Insurance Company's focus on delivering insurance products to the family unit and the family-owned business has resulted in a book of business which is balanced between personal lines and commercial lines. Direct written premiums for Valley Insurance Company's primary lines of business are shown below:

------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                               -----------------------------------------------------------------------------------
Millions                                                 1996        1995         1994         1993        1992
------------------------------------------------------------------------------------------------------------------
Personal lines:
   Automobile                                            $25.9        $23.9        $22.5        $20.5        $18.1
   Homeowners                                             12.0         10.4          8.3          6.3          4.6
   Other                                                   1.3          1.1           .8           .8           .5
                               -----------------------------------------------------------------------------------
      Total personal lines                                39.2         35.4         31.6         27.6         23.2
                               -----------------------------------------------------------------------------------
Commercial lines:
   Multiple peril                                         39.1         34.3         30.2         21.3         15.6
   Other                                                   3.6          3.4          3.0          3.6          3.0
                               -----------------------------------------------------------------------------------
      Total commercial lines                              42.7         37.7         33.2         24.9         18.6
                               -----------------------------------------------------------------------------------
Total direct written premiums                            $81.9        $73.1        $64.8        $52.5        $41.8
==================================================================================================================

  The long-term relationships cultivated by Valley Insurance Company with its agents and insured customers, along with superior customer service and convenient premium billing and payment systems, have produced a relatively high level of persistency in Valley Insurance Company's "package" book of business. In 1996, package business represented over 80% of Valley's premium writings for both personal and commercial lines:

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                        ------------------------------------------------------------------------------------
Renewal Retention Ratios                                           1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------
Personal automobile/homeowners packages                            89.4%        88.2%        87.8%        89.0%        88.7%
Commercial multiple peril packages                                 75.5%        76.5%        84.5%        86.0%        91.0%
============================================================================================================================

  Renewal persistency can be a significant indicator of an insurance company's long-term prospects for successful underwriting. An insurance company typically incurs more marketing and underwriting costs to write new business (i.e., policies and premiums written for new customers) than it does to write "seasoned" business (i.e., business that has renewed with the company over the years). Additionally, losses and loss adjustment expenses are typically higher and less predictable for new business than for seasoned business.

                                 FUND AMERICAN

    Charter: Charter, through its wholly-owned subsidiary Charter Indemnity Company and its controlled affiliate, Northern County Mutual Insurance Company, markets and underwrites nonstandard automobile insurance to individuals in the State of Texas. For the year ended December 31, 1996, Charter's gross written premiums totalled $70.0 million. Written premiums (and related expenses and losses) for Charter's policies written prior to January 1, 1996, were entirely ceded to Charter's former parent. Therefore, Charter's financial results for years prior to 1996 are not meaningful for comparison purposes.

  Charter writes all its business through independent agents located in Texas. At December 31, 1996, Charter had approximately 750 agents located throughout the State.

  The nonstandard automobile insurance market consists of drivers who are unable to obtain coverage from standard carriers due to prior driving records, other underwriting criteria or market conditions. Management believes that opportunities in the nonstandard automobile insurance market in Texas are influenced by many factors including the market conditions for standard automobile insurance, the residual market plan of the State, and the extent to which State motor vehicle laws are enforced. The nonstandard automobile insurance market has grown in recent years as the result of tightening of underwriting standards by underwriters of standard and preferred automobile insurance, and increased enforcement of motor vehicle laws including drunk driving and uninsured motorist laws.

  Charter offers both liability and physical damage coverage in the Texas nonstandard automobile insurance market, generally with policies having terms of 12 months. Most of Charter's policyholders choose basic limits of liability coverage which in Texas are $20,000 per person and $40,000 per accident for bodily injury, and $15,000 for property damage. For the year ended December 31, 1996, Charter's direct written premiums totalled $47.9 million for liability coverages and $22.1 million for property damage coverages.

  Management pursues a strategy of establishing Charter as a low-cost provider of nonstandard automobile insurance while maintaining a commitment to provide "service beyond expectation" to both agents and insureds. Management believes that Charter has become a low cost provider of nonstandard automobile insurance, as evidenced by its underwriting expense ratio which was 19.0% for the year ended December 31, 1996. Increased automation of certain marketing, underwriting, claims and administrative functions has provided Charter with the ability to process more business without a corresponding increase in costs, while maintaining a high level of service to its agents and insured customers.

  Management believes that most classes of nonstandard automobile insurance can be underwritten profitably if they are priced adequately. Charter seeks to classify risks into narrowly defined segments through the utilization of available underwriting criteria and internal performance statistical data. Charter maintains a proprietary database which contains statistical records with respect to its agents and insureds. Management believes this database enhances Charter's flexibility to analyze loss experience, and underwrite and price its products based on a number of variables. Charter utilizes many factors and analysis to determine its rates including: type, age and location of the vehicle; number of vehicles per policyholder; number and type of traffic violations or accidents; limits of liability; deductibles; and age, sex and marital status of the insured. Charter's loss and loss adjustment expense ratio for the year ended December 31, 1996, was 80.4% and its combined underwriting ratio was 99.4%.


  White Mountains Insurance Company ("WMIC"): WMIC is a New Hampshire licensed commercial property and casualty company which commenced its operations in September 1995 and wrote $2.4 million in direct premiums during 1996. WMIC is currently licensed to write insurance in Maine, New Hampshire, Vermont and Massachusetts and is expected to expand its operations to other states as additional regulatory approvals are obtained. WMIC is a wholly-owned subsidiary of Valley Insurance Company. At December 31, 1996, WMIC had $28.5 million of total admitted assets and $26.8 million of policyholders' surplus.

                                 FUND AMERICAN

  Valley National Insurance Company ("Valley National"): On January 19, 1996, Valley purchased an inactive insurance company for $13.2 million, net of cash balances acquired. The newly acquired insurance company, which was renamed Valley National, is licensed to write property and casualty insurance in 48 states. Assets acquired pursuant to the Valley National acquisition included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. Valley National wrote its first policies in December 1996 and is expected to expand its operations in 1997.

  All of White Mountains' consolidated insurance subsidiaries (the "Insurance Companies") market their products principally through independent agents.

INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

  FSA: In May 1994 the Company purchased 2,000,000 shares of the common stock of FSA ("FSA Common Stock") from U S WEST Capital Corp., a wholly-owned subsidiary of U S WEST, Inc. The purchase was part of an initial public offering of 8,082,385 shares of FSA Common Stock at the initial offering price of $20.00 per share. In 1995 and 1996, respectively, the Company purchased an additional 460,200 shares of FSA Common Stock on the open market for $8.8 million and an additional 1,000,000 shares of FSA Common Stock in a private transaction for $26.5 million.

  FSA conducts operations principally through Financial Security Assurance Inc., a wholly-owned monoline financial guarantee insurance subsidiary with Aaa/AAA claims-paying ratings. FSA is principally engaged in guaranteeing municipal bonds, and residential mortgage and other asset-backed securities. For 1996 the present value of FSA's gross written premiums totalled $226.3 million, its net income was $80.8 million, and its year-end total assets and shareholders' equity were $1.5 billion and $801.3 million, respectively.

  In September 1994 the Company acquired various fixed price options and shares of convertible preferred stock ("FSA Options and Preferred Stock") which, in total, give Fund American the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million. All shares of and rights to FSA Common Stock owned or acquired by the Company as described above are subject to certain restrictions on transfer, voting provisions and other limitations and requirements set forth in a Shareholders' Agreement, a Registration Rights Agreement and a Voting Trust Agreement. As of December 31, 1996 and 1995, Fund American's economic interest in FSA was approximately 25.1% and 21.0%, respectively, and Fund American's voting interest in FSA was approximately 23.0% and 19.0%, respectively. In December 1995 and January 1996 the Company transferred all of its interests in FSA existing at the time to White Mountains.

  John J. Byrne (Chairman of the Company) is Chairman of FSA and K. Thomas Kemp (Executive Vice President of the Company and Chairman and Chief Executive Officer of White Mountains), James H. Ozanne, (President of Fund American Enterprises, Inc. ("FAE"), a wholly-owned subsidiary of the Company), and Allan
L. Waters (Senior Vice President and Chief Financial Officer of the Company) are also directors of FSA. In addition to being FSA directors, Mr. Kemp is Chairman of FSA's Human Resources Committee, Mr. Ozanne is Chairman of FSA's Underwriting Committee, and Mr. Waters is Chief of Staff to FSA's Audit Committee.

  Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the New York Stock Exchange ("NYSE"). The market value of the FSA Common Stock as of December 31, 1996, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock on the equity method. Fund American's investment in FSA Options and Preferred Stock is accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

                                 FUND AMERICAN

  MSA: In December 1994 the Company acquired 90,606 shares of the common stock of MSA ("MSA Common Stock") for $25.0 million in cash. In 1995 the Company paid NGM an additional $1.2 million in purchase price adjustments for the MSA Common Stock. In December 1995 the Company transferred all of its interest in MSA to White Mountains. White Mountains' investment in MSA represented approximately 33.2% and 33.1%, respectively, of the outstanding common stock of MSA as of December 31, 1996 and 1995. White Mountains' President, Terry L. Baxter, and K. Thomas Kemp are directors of MSA. Fund American's investment in MSA Common Stock is accounted for using the equity method.

  MSA participates in 40% of NGM's business through a reinsurance pooling agreement. NGM writes personal and commercial property and casualty insurance in the Eastern United States. MSA's net written premiums totalled $147.2 million in 1996, its net income was $9.9 million, and its year-end total assets and shareholders' equity were $313.9 million and $101.7 million, respectively.

  Folksamerica: On June 19, 1996, White Mountains completed its purchase, for $79.9 million including related expenses, of a 50.0% interest in Folksamerica. The purchase price for Folksamerica was paid with proceeds from sales and maturities of short-term investments. Also on June 19, 1996, Folksamerica completed its previously announced acquisition of Christiania General Insurance Corporation of New York for $88.0 million.

  Folksamerica owns a multi-line broker-market reinsurance company which in 1996 had net written premiums of $171.9 million. At December 31, 1996, Folksamerica had total assets $1.0 billion, shareholders' equity of $167.6 million and total capitalization of $241.6 million. Messrs. Kemp and Waters are directors of Folksamerica.

  White Mountains' investment in Folksamerica includes (i) 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million ("Folksamerica Preferred Stock") and (ii) ten-year warrants ("Folksamerica Warrants") to purchase up to 6,920,000 shares of the Common Stock of Folksamerica ("Folksamerica Common Stock") for $11.47 per share, subject to certain adjustments. Folksamerica reported a book value per share at December 31, 1996, of $12.11.

  Fund American's investments in Folksamerica are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Dividends earned on the Folksamerica Preferred Stock are recorded as earnings from unconsolidated insurance affiliates on the income statement.


MORTGAGE ORIGINATION AND SERVICING OPERATIONS

GENERAL

  Source One engages primarily in the business of producing, selling and servicing residential mortgage loans and subservicing residential mortgage loans for third parties. Its sources of revenue are net mortgage servicing revenue, net interest revenue, net gain on sales of mortgages, net gain on sales of servicing and other revenue (including underwriting and appraisal fees).
Through subsidiaries, Source One also markets credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

  Source One was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. Source One is a wholly-owned subsidiary of FAE and its principal office is located in Farmington Hills, Michigan.

  As of December 31, 1996, Source One had a mortgage loan servicing portfolio totaling $29.2 billion, including $2.8 billion of loans subserviced for others, which is serviced on behalf of approximately 320 institutional investors and numerous other security holders. As of December 31, 1996, Source One had 131 retail branch offices in 26 states and originated $3.8 billion in mortgage loans for the year then ended.

                                 FUND AMERICAN

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

  Marketing or selling mortgage loans requires matching the needs of the production market (consisting of homebuyers and homeowners seeking new mortgages) with the needs of the secondary market for mortgage loans (consisting of securities broker-dealers, depository institutions, insurance companies, pension funds and other investors). Conventional mortgage loans (i.e., those not guaranteed or insured by agencies of the Federal government) which are secured by one- to four-family residential properties, and which comply with applicable requirements, are packaged for direct sale or conversion to a mortgage-backed security, generally in pools of $1.0 million or more. Such mortgage-backed securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Mortgage-backed securities are sold by mortgage banking companies primarily to securities broker-dealers. Federal Housing Administration ("FHA") insured mortgage loans and Veterans Administration ("VA") partially guaranteed mortgage loans are packaged in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") for sale primarily to securities broker-dealers. In addition, private entities may pool mortgage loans in the form of collateralized mortgage obligations or pass-through certificates, which may or may not qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code of 1986, as amended (the "IRC"), and offer the resulting mortgage-backed securities to the public through securities broker-dealers. There is also a limited private market for mortgage loans which have not been pooled or securitized.

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

MORTGAGE LOAN PRODUCTION

  Source One produces residential mortgage loans through a system of retail branch offices, a specialized marketing program, mortgage brokers, and a correspondent network of banks, thrift institutions and other mortgage lenders. The existence of multiple mortgage production sources gives Source One the flexibility to shift its production between those sources as market conditions warrant and allows Source One to emphasize the production mode which is most economically advantageous at the time.

                                 FUND AMERICAN

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

  It is a policy of Source One to primarily produce fixed rate mortgage loans. As of December 31, 1996, approximately 5.5% of Source One's total mortgage loan servicing portfolio consisted of adjustable rate mortgage loans. The following table sets forth selected information regarding Source One's mortgage loan production:


-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
Millions                                                           1996      1995      1994       1993      1992
-----------------------------------------------------------------------------------------------------------------
Loan production by type of loan:
  FHA insured and VA guaranteed                                  $ 2,035   $ 1,565   $ 2,065   $  3,453   $ 1,927
  Conventional                                                     1,796     1,287     2,521      7,999     5,664
                                        -------------------------------------------------------------------------
Total                                                            $ 3,831   $ 2,852   $ 4,586   $ 11,452   $ 7,591
=================================================================================================================
Loan production by origination source:
  Correspondent network acquisitions                             $ 1,640   $ 1,157   $ 1,081   $  2,643   $ 2,578
  Retail branch office originations                                1,590     1,347     2,005      4,922     3,326
  Mortgage broker originations                                       369       196       696      1,708     1,026
  Specialized marketing program                                      232       152       804      2,179       661
   originations
                                        -------------------------------------------------------------------------
Total                                                            $ 3,831   $ 2,852   $ 4,586   $ 11,452   $ 7,591
=================================================================================================================

  RETAIL BRANCH OFFICES. As of December 31, 1996, Source One had 131 retail branch offices in 26 states. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

  As of December 31, 1996, Source One's retail branch offices were located in the following states:

-------------------------------------------------------------------------------------------------
                  Number of                   Number of                            Number of
State              offices       State         offices               State          offices
-------------------------------------------------------------------------------------------------
California           31          Missouri         5                Kansas             1
Washington           22          Colorado         4                Maryland           1
Texas                11          Ohio             4                Oregon             1
Illinois              7          Alaska           2                Rhode Island       1
Arizona               6          Kentucky         2                Tennessee          1
Nevada                6          Massachusetts    2                Utah               1
New York              6          New Jersey       2                Vermont            1
Florida               5          Pennsylvania     2                Virginia           1
Michigan              5          Arkansas         1
-----------------------------------------------------------------------------------------------

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

                                 FUND AMERICAN

  CORRESPONDENT NETWORK. Source One conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by Source One on a daily basis. In addition, Source One pays a premium for the release of servicing rights which is negotiated on a case-by-case basis. As of December 31, 1996, there were approximately 209 participants in Source One's correspondent network, with no single participant or group of affiliated participants accounting for more than 10% of Source One's total mortgage loan originations.

  MORTGAGE BROKERS. Source One conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by Source One on a daily basis. The originating mortgage broker receives compensation equivalent to the difference between Source One's pricing schedule and the closing price. As of December 31, 1996, there were approximately 366 active participants in Source One's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 10% of Source One's total mortgage loan originations.

  SPECIALIZED MARKETING PROGRAM. Source One also generates mortgage loan originations through affinity programs and by responding to refinancing requests from the population of loans currently serviced by Source One.

SALES OF LOANS

  Source One sells loans either through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or to institutional investors. Most loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. During 1996 approximately 42.8%, 35.3% and 11.6% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1995 approximately 46.3%, 34.3% and 9.3% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1994 approximately 40.9%, 40.6% and 16.5% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. Substantially all GNMA securities are sold without recourse to Source One for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance.

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

                                 FUND AMERICAN

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

LOAN SERVICING

  Source One currently retains the rights to service the majority of the mortgage loans it produces. In addition, Source One may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. Source One customarily makes such purchases of servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. During 1996 and 1995, Source One purchased the rights to service $2.8 billion and $4.7 billion of mortgage loans from third parties, respectively.

   Source One also sells servicing rights when management deems it economically advantageous. During 1996 and 1995 Source One sold the rights to service $3.3 billion and $11.0 billion of mortgage loans, respectively. During 1994 Source One sold the rights to service $3.9 billion of mortgage loans and continues to subservice a portion of these loans pursuant to a five-year subservicing agreement.

  The following table summarizes the changes in Source One's mortgage loan servicing portfolio including loans subserviced, interim servicing contracts and those under contract to acquire, and excluding loans sold but not transferred:


--------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
Billions                                                    1996   1995   1994   1993   1992
---------------------------------------------------------------------------------------------
Balance at beginning of year                                $31.8  $39.6  $38.4  $37.3  $41.0
                                                           ----------------------------------
  Mortgage loan production                                    3.8    2.9    4.6   11.5    7.6
  Servicing acquisitions                                      2.8    4.7    3.7    6.4    2.3
                                                           ----------------------------------
       Total servicing in                                     6.6    7.6    8.3   17.9    9.9
                                                           ----------------------------------
  Regular payoffs                                             3.0    2.3    4.7   13.6   11.5
  Sales of servicing                                          3.3   11.0      -      -      -
  Principal amortization, servicing                           2.0    2.1    2.4    3.2    2.1
   released and foreclosures
  Subservicing transfers                                       .9      -      -      -      -
                                                           ----------------------------------
       Total servicing out                                    9.2   15.4    7.1   16.8   13.6
                                                           ----------------------------------
Balance at end of year                                      $29.2  $31.8  $39.6  $38.4  $37.3
=============================================================================================


RELATED ACTIVITIES

  In conjunction with its mortgage origination and servicing activities, Source One markets certain credit-related insurance products (such as life, disability, health, accidental death, and property and casualty insurance). Source One acts as an agent and receives fees based on premium value but does not assume any insurance risk. Insurance products are sold through (i) solicitation at the time of mortgage application, (ii) direct mail solicitation by Source One shortly after mortgage loan closing, (iii) solicitation by direct solicitors and (iv) resolicitation of Source One's mortgage loan servicing portfolio on an annual basis. At certain locations, personal solicitation by Source One staff is permitted by state regulations which determine allowable insurance sales practices. Total fees recognized under these programs for 1996 and 1995 were $4.6 and $4.8 million, respectively.

PASSIVE INVESTMENT PORTFOLIO MANAGEMENT


  The Company's passive investment portfolio is primarily managed by a small group of employees located in Hanover, New Hampshire. FAE's passive investment portfolio is primarily managed by a small group of its employees located in Norwich, Vermont.

                                 FUND AMERICAN

  During 1996 and 1995 Fund American engaged First Manhattan Co. to provide discretionary investment management services with respect to a portfolio of investment securities totalling approximately $31.0 million and $21.0 at December 31, 1996 and 1995, respectively. The invested assets managed by First Manhattan Co. include certain equity securities held by the Company, FAE, White Mountains and the Insurance Companies. First Manhattan Co. is a registered investment advisor.

  During 1996 and 1995 Fund American also engaged affiliates of FSA and MSA to provide discretionary investment management services with respect to the fixed income investment portfolios of the Insurance Companies.

  Fund American's philosophy is to invest all assets to maximize their total return over a three- to five-year time frame. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management believes that it should focus its equity investment efforts and the entity's funds on a small number of quality companies selling at reasonable prices in the marketplace. While such an approach leads to a high concentration in a few securities, management believes it will provide superior returns over a three- to five-year horizon. However, management does not believe that owning a large portfolio of passive investment securities in a taxable corporation format will maximize shareholder returns over the long-term. Therefore, Fund American's long-term goal is to reinvest at least a portion of its passive investment securities (or proceeds from sales thereof) into operating businesses in which management has knowledge and experience.

CERTAIN BUSINESS CONDITIONS


  Inflation and changes in market interest rates can have significant effects on White Mountains' insurance operations. Inflation increases the costs of settling insurance claims over time. Increases in market interest rates, which often occur during periods of high inflation, reduce the market value of the insurance operations' fixed-income investments. Conversely, reductions in market interest rates increase the market value of White Mountains' fixed-income investments.

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


COMPETITION


  The principal competitive factors that affect White Mountains' insurance subsidiaries are: (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) appointing and retaining high quality independent agents; (v) operating efficiencies; and (vi) product differentiation and availability. No single company or group of affiliated companies dominates the insurance industry. The highly competitive environment in the property and casualty insurance market during the past several years has intensified due to increased capacity resulting from growing capital supporting the industry. Each of White Mountains' insurance operating affiliates strives to be the low cost operator within its sector of the insurance industry while maintaining superior levels of customer service. Each of White Mountains' insurance affiliates also maintains a disciplined approach to pricing and underwriting of insurance risks. Application of this disciplined approach in a highly competitive environment results in a lower volume of insurance premiums than would result from a less disciplined approach, but should produce better overall financial returns from the business over long periods of time.

                                 FUND AMERICAN

  Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in White Mountains' insurance subsidiaries' competitive position. Each of White Mountains' insurance operating affiliates has consistently maintained adequate capitalization and claims payment ratings to effectively conduct its business and management believes that such strength will continue to be maintained in the future.

  In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance including the use by corporations of subsidiary captive insurers. All of the Insurance Companies market their products principally through independent agents.

  Source One competes nationally and locally for loan production with other mortgage banks, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than Source One, which must originate loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. Source One competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders and developers and members of its correspondent and broker network. It is the opinion of the management of Source One that no single mortgage lender dominates the industry.

REGULATION


  The Insurance Companies are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary between jurisdictions but, generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for property and casualty companies. The Insurance Companies were adequately capitalized under the NAIC's rules as of December 31, 1996.

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

  Fund American is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity or any other matters that would require disclosure herein.

                                 FUND AMERICAN

EMPLOYEES

  As of December 31, 1996, the Company employed 12 persons, FAE employed 1,683 persons (including 1,682 persons at Source One) and White Mountains employed 446 persons (including 268 persons at Valley and 162 persons at Charter). None of Fund American's employees are covered by a collective bargaining agreement. Management believes that Fund American's employee relations are good.


FORWARD-LOOKING STATEMENTS


  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. This information is often subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that numerous factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those discussed elsewhere herein (such as competition and regulation).


ITEM 2.  PROPERTIES

  Fund American leases 8,600 square feet of space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006. This space is used as the principal office for the Company, White Mountains and WMIC. Valley owns a 40,000 square foot office building in Albany, Oregon and leases 6,200 square feet in Sacramento, California. The lease on Valley's California property expires in 1998. Charter leases 48,400 square feet in Dallas, Texas, which lease expires in 1997. Source One owns its principal office in Farmington Hills, Michigan, which houses the majority of its employees. Source One also owns an office building in West Bloomfield, Michigan which is currently subleased to a third party. Fund American leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most of such leases contain renewal clauses.

ITEM 3.  LEGAL PROCEEDINGS

  Various claims have been made against Fund American in the normal course of its business. In management's opinion, the outcome of such claims will not, in the aggregate, have a material effect on Fund American's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of Fund American's shareholders during the fourth quarter of 1996.

                                 FUND AMERICAN

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of March 21, 1997, there were 559 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

  From 1992 to 1994 the Company did not pay regular cash dividends to holders of Shares. In the fourth quarter of 1995 the Board of Directors reinstated a $.20 regular quarterly dividend on Shares. During 1995 and 1996, the Company declared and paid cash dividends totalling $.20 and $.80 per Share, respectively. The Company's Board of Directors (the "Board") currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time. The Company's Common Stock (symbol FFC) is listed on the NYSE. The quarterly trading range for Shares during 1996 and 1995 is presented below:



---------------------------------------------------------------
                           1996                  1995
                  ---------------------  ----------------------
                     High        Low       High        Low
---------------------------------------------------------------
Quarter ended:
     December 31     $  95  3/4  $86  3/4  $  75       $66  1/4
     September 30       93  1/2   80  1/4     76        68  1/4
     June 30            82  1/4   76          72  5/8   68  3/8
     March 31           79  7/8   72  1/8     76        71  3/4
===============================================================


                                 FUND AMERICAN

ITEM 6.  SELECTED FINANCIAL DATA

  Selected consolidated income statement data and ending balance sheet data for each of the five fiscal years ended December 31, 1996, follows:



                                                                Year Ended December 31,
                               -----------------------------------------------------------------------------------
Millions, except per share amounts     1996            1995           1994           1993            1992
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                             $   332         $    222       $    229       $    251         $    214
Expenses                                 347              226            226            234              191
                               -----------------------------------------------------------------------------------
Pretax operating earnings                (15)              (4)             3             17               23
 (loss)
Net investment gains                      39               39             39            124               65
                               -----------------------------------------------------------------------------------
Pretax earnings                           24               35             42            141               88
Income tax provision                      19               17             21             71               34
                               -----------------------------------------------------------------------------------
After tax earnings                         5               18             21             70               54
Gain from sale of                          -               66(a)           -              -                1
 discontinued operations,
 after tax
Cumulative effect of
 accounting changes:                       -                -            (44)(b)          -                -
   Purchased mortgage
    servicing, after tax
   Postretirement                          -                -              -              -               (2)(c)
    benefits, after tax
   Income taxes                            -                -              -              -              (24)(d)
Net income (loss)                    $     5         $     84       $    (23)      $     70         $     29
-------------------------------===================================================================================
Primary earnings per share:
     After tax earnings              $   .60         $   1.71       $   1.20       $   5.68         $   2.71
     Net income (loss)                   .60             9.36          (3.51)          5.68              .74
Fully diluted earnings per
 share:
     After tax earnings                  .60             2.02           1.20           5.68             2.70
     Net income (loss)                   .60             9.16          (3.51)          5.68              .73
Cash dividends paid per                  .80              .20              -              -                -
 share of common stock
ENDING BALANCE SHEET DATA:
Total assets                         $ 1,981         $  1,872       $  1,807       $  3,305         $  3,129
Short-term debt                          408              445            254          1,537            1,513
Long-term debt                           424              407            547            601              423
Minority interest -                       44               44            100              -                -
 preferred stock of
 subsidiary
Shareholders' equity                     687(e)           700(e)         661(e)         905(e)(f)        988(e)
Book value per common and              90.81            83.28          68.95          77.27(f)         80.65
 equivalent share
==================================================================================================================

(a) Reflects the settlement of certain tax liabilities relating to the sale of Fireman's Fund Insurance Company ("Fireman's Fund") for less than the previously accrued amount. See Note 3 of the Notes to Consolidated Financial Statements.

(b) Reflects the prior years' cumulative effect of a change in Source One's methodology used to measure impairment of its purchased mortgage servicing rights asset. See Note 6 of the Notes to Consolidated Financial Statements.

(c) Reflects the prior years' cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

(d) Reflects the prior years' cumulative effect of the adoption of SFAS No. 109, "Accounting for Income Taxes."

(e) Reflects redemptions of the Company's Voting Preferred Stock Series D, par value $1.00 per share (the "Series D Preferred Stock") and/or repurchases of Shares. See Note 13 of the Notes to Consolidated Financial Statements.

(f) Reflects the distribution of approximately 74% of the outstanding shares of Common Stock of White River Corporation ("White River") to shareholders on December 22, 1993.

                                 FUND AMERICAN

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED RESULTS

  Fund American reported net income of $4.9 million for the year ended December 31, 1996, which compares to net income of $84.1 million for 1995 and a net loss of $23.2 million for 1994. The 1996 income statement includes a $33.6 million pretax write-off of all Source One's existing goodwill and certain other intangible assets and $28.4 million of pretax impairment of Source One's capitalized mortgage servicing asset. These two 1996 items served to decrease 1996 net income by a total of $48.5 million. The 1995 income statement includes four non-recurring items: (i) the adoption of SFAS No. 122 as of January 1, 1995, by Source One; (ii) a $46.2 million pretax charge to compensation expense related to outstanding employee stock warrants; (iii) a $66.0 million favorable tax development relating to the sale of Fireman's Fund; and (iv) the receipt of a $9.7 million pretax breakup fee, plus related expenses, from Home Holdings, Inc. These four 1995 items served to increase 1995 net income by a total of $41.8 million. The 1994 net loss includes a $68.1 million pretax charge related to a change in accounting methodology adopted by Source One which served to decrease 1994 net income by $44.3 million.

  Book value per common and common equivalent share was $90.81 at December 31, 1996, which compares to $83.28 at December 31, 1995. Strong investment portfolio results, offset by the 1996 write-offs at Source One, produced most of the increase in book value per share from 1995 to 1996.

  After tax earnings for 1996 were $4.9 million versus $18.5 million and $21.1 million for 1995 and 1994, respectively.

INSURANCE OPERATIONS

  As further described under "Liquidity and Capital Resources," White Mountains is acquiring and developing various insurance operating interests. Fund American assigned its investment in MSA and the majority of its investments in FSA to White Mountains in 1995, WMIC began operations in September 1995, White Mountains acquired Valley and Charter in December 1995, and White Mountains acquired its investment in Folksamerica in June 1996.

  Valley (which includes the operations of WMIC) and Charter represent Fund American's consolidated insurance subsidiaries. Valley and Charter's results for the twelve month period ended December 31, 1996, included $109.7 million of property and casualty insurance premiums earned and $85.9 million of losses and loss adjustment expenses.

  A summary of 1996 underwriting results for Valley and Charter follows:



------------------------------------------------------------------------------
                                                  Year Ended December 31, 1996
Dollars in Millions                                         Valley*   Charter
------------------------------------------------------------------------------
Net written premiums                                        $  77.2    $ 70.0
                                                          -------------------
Earned premiums                                                72.0      37.7
Losses and loss adjustment expenses                            55.6      30.3
Underwriting expenses                                          25.8       8.0
                                                          -------------------
    Underwriting loss                                       $  (9.4)   $  (.6)
                                                          ===================
Statutory ratios:
Loss and loss adjustment expense                               77.2%     80.4%
Underwriting expense                                           35.3      19.0
                                                          -------------------
        Combined                                              112.5%     99.4%
=============================================================================

*  Includes the operating results of WMIC.

                                 FUND AMERICAN

  Valley's 1996 underwriting results were adversely impacted by an unusual amount of fourth quarter storm-related losses and by reserve strengthening for losses and loss adjustment expenses incurred in prior years. Charter's earned premiums trailed net written premiums because Charter began for the first time in 1996 to retain virtually all its written premiums. Management expects Charter's earned premiums to increase substantially in 1997 from the 1996 amount.

  Valley and Charter's results for the one month period ended December 31, 1995, included $5.8 million of property and casualty insurance premiums earned and $8.2 million of losses and loss adjustment expenses.

  Losses and loss adjustment expenses are charged against income as incurred. Unpaid losses and loss adjustment expenses are based on estimates by claims adjusters, legal counsel and actuarial staff of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses net of estimated salvage and subrogation recoveries. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements. Valley and Charter's combined losses and loss adjustment expenses reported for the years ended December 31, 1996 and 1995, included $3.8 million and $3.0 million of reserve strengthening for losses and loss adjustment expenses incurred in prior periods, respectively.

  In the normal course of business, White Mountains' insurance subsidiaries seek to reduce the loss that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. White Mountains' insurance subsidiaries remain contingently liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.

  While there may be greater individual risks of loss associated with nonstandard automobile insurance than with standard automobile insurance (i.e., higher loss frequency), the insurance premiums charged in consideration of these additional risk characteristics are generally higher than those of standard automobile coverage and in many cases, if the coverage is properly underwritten, the risk to rate characteristics of writing nonstandard automobile insurance are at least equal to or more favorable than that of standard automobile coverage. Additionally, nonstandard automobile individual liability limits are generally lower than those of standard automobile coverages which results in the amount of individual losses being less volatile (i.e., lower loss severity). In general, loss costs for nonstandard automobile insurance are, in fact, more predictable than those for several other lines of property and casualty insurance (i.e., catastrophe insurance or umbrella liability coverages).

  FSA, Folksamerica and MSA represent Fund American's investments in unconsolidated insurance affiliates. Fund American's investment in FSA increased $23.1 million during 1996 (excluding Fund American's purchase of 1,000,000 additional shares of FSA Common Stock for $26.5 million during 1996) which consisted of $7.8 million of net earnings from FSA Common Stock, $17.3 million of pretax unrealized investment gains from FSA Options and Preferred Stock, less $1.0 million of pretax unrealized investment losses from FSA's investment portfolio, and $1.0 million of dividends received from FSA Common Stock. Fund American's investment in FSA increased $9.3 million during 1995 (excluding Fund American's purchase of 460,200 additional shares of FSA Common Stock for $8.8 million during 1995) which consisted of $5.4 million of net earnings from FSA Common Stock, $4.5 million of pretax unrealized investment gains from FSA's investment portfolio, $.3 million of pretax unrealized investment gains from FSA Options and Preferred Stock, less $.9 million of dividends received from FSA Common Stock.

  White Mountains' investment in Folksamerica increased $.2 million from June 1996 to December 31, 1996, as a result of pretax unrealized investment gains from Folksamerica Warrants and Folksamerica Preferred Stock.

                                 FUND AMERICAN

  White Mountains' investment in MSA increased $1.0 million during 1996 which consisted of $1.5 million of net earnings from MSA Common Stock offset by $.5 million of pretax unrealized investment losses from MSA's investment portfolio. White Mountains' investment in MSA increased $7.2 million during 1995 (excluding the payment by White Mountains of $1.2 million in purchase price adjustments during 1995) which consisted of $4.0 million of net earnings from MSA Common Stock and $3.2 million of pretax unrealized investment gains from MSA's investment portfolio.

  Management expects that White Mountains' insurance operations will have a significantly larger impact on Fund American's reported financial results in 1997 and future years. See "Liquidity and Capital Resources."


MORTGAGE ORIGINATION AND SERVICING OPERATIONS

  Net mortgage servicing revenue was $77.6 million for the year ended December 31, 1996 which compares to $61.3 million in 1995 and $82.4 million in 1994. The increase in net servicing revenue for 1996 compared to 1995 is primarily the result of $9.9 million in pretax net realized and unrealized gains on financial instruments and a $9.4 million reduction in amortization and impairment of the capitalized mortgage servicing asset from 1995 to 1996. The decrease in 1996 amortization and impairment is due primarily to market interest rates being higher for most of 1996, as compared to 1995, which resulted in an increase in the estimated fair value of the servicing rights from 1995 levels. The decrease in net mortgage servicing revenue from 1994 to 1995 reflects the sale of $11.0 billion of servicing rights to third parties during 1995, partially offset by slower amortization of the capitalized mortgage servicing asset due to lower actual and anticipated mortgage loan prepayments in 1995 compared to 1994.

  Source One utilizes interest rate floor contracts and principal-only swaps to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. The interest rate contracts, which were entered into in the 1995 fourth quarter and the 1996 first half, are not subject to total losses in excess of their original cost of $5.5 million. The interest rate floors are derivative contracts that derive their value from differences between the floor rate specified in the contract and prevailing market interest rates. As of December 31, 1996 and 1995, the interest rate contracts had a fair value of $4.8 million and $3.5 million, respectively. As of December 31, 1996, the open interest rate contracts had a total notional principal amount of $1.0 billion. In the 1996 third quarter, Source One entered into two principal-only swaps with an original notional value of $150.0 million to further mitigate its sensitivity to movements in market interest rates. The principal-only swap transactions are derivative contracts that derive their value from changes in the value of referenced principal-only strips. In the fourth quarter of 1996, in response to its contracted sale of approximately $17.0 billion of mortgage servicing rights, Source One closed its position in $100.0 million of original notional value of its principal-only swaps at a pretax gain of $9.7 million. The carrying value of Source One's remaining principal-only swaps as of December 31, 1996, was $3.2 million.

  Source One adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65, as of January 1, 1995. SFAS No. 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. The adoption of SFAS No. 122 as it relates to the capitalization of originated mortgage servicing rights resulted in the recognition of an additional pretax gain on sales of mortgages of $27.2 million for the year ended December 31, 1995. The impairment provisions of SFAS No. 122 resulted in a pretax charge of $28.0 million in that year.

  In 1994 Source One changed the methodology used to measure impairment of its purchased mortgage servicing rights asset. The new accounting methodology measured the asset's impairment on a disaggregated basis and discounted the asset's estimated future cash flows using a current market rate. Prior to 1994 Source One measured the asset's impairment on a disaggregated basis including a cost of capital charge for estimating the asset's future cash flows. The adoption of the new accounting methodology, recorded as a cumulative adjustment as of January 1, 1994, resulted in a $68.1 million pretax, $44.3 million after tax, charge to income for 1994.

                                 FUND AMERICAN

  To measure impairment of the mortgage servicing rights, Source One stratifies its mortgage loan servicing portfolio based on the portfolio's predominant risk characteristics which have been determined to be prepayment, default and operational risks. In estimating fair value, Source One used market consensus prepayment rates and discounted the future cash flows using discount rates that approximate current market rates. The prepayment assumptions used in the estimation of fair values are based on market prepayment expectations. The fair value of each stratum is computed and compared to its recorded book value to determine if a valuation allowance, or recovery of a previously established valuation allowance, is required.

  As of December 31, 1996, Source One's $17.0 billion mortgage servicing portfolio to be sold in 1997 was valued as one stratum using the market price as indicated by the purchase and sale agreement with the third party purchaser. Accordingly, Source One evaluated the predominant risk characteristics on the remaining owned servicing portfolio which was stratified by interest rate, loan type (investor), original term to maturity and principal recourse. The discount rates used to estimate fair value were 10.5% for conventional loans, 12.0% for insured loans and, for 1996, 21.0% for recourse loans. As a result of refining the calculation during 1996 on its remaining owned servicing portfolio, Source One recognized $13.4 million of additional pretax impairment during the fourth quarter of 1996. As of December 31, 1995, the entire servicing portfolio was stratified by interest rate, loan type (investor) and original term to maturity.

  The discount rate and prepayment assumptions are significant factors used in estimating the fair value of Source One's mortgage servicing rights and could be significantly impacted by changes in interest rates and other factors. Accordingly, it is likely that management's estimate of the fair value of the capitalized servicing asset will change from time to time due to changes in interest rates and other factors.

  Net gains on sales of mortgages increased to $38.3 million for the year ended December 31, 1996, from $24.0 million in 1995 and $29.5 million in 1994. The increased gains from 1995 to 1996 reflect increased production and related mortgage sales volumes during the period. The 1995 net gain amount includes $27.2 million of gains related to the adoption of SFAS No. 122. Intensive price competition during 1995 led to increased pricing subsidies on originated loans which suppressed gains on sales of mortgages into the secondary market.

  During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million. During 1995 Source One sold the rights to service $11.0 billion of mortgage loans for net proceeds of $199.1 million, resulting in a pretax gain of $40.0 million. During 1994 Source One sold the rights to service $3.9 billion of mortgage loans for net proceeds of $70.2 million and continues to service the majority of these loans pursuant to a subservicing agreement. A gain of $19.9 million was deferred in 1994 and is being recognized in income over the five-year life of the subservicing agreement. The mortgage servicing portfolio as of December 31, 1996 and 1995, includes loans subserviced for others having a principal balance totalling $2.8 billion and $4.0 billion, respectively.

  Management's intent regarding the servicing sales was to opportunistically take advantage of increases in the value of servicing rights that are created by rises in interest rates and to bring servicing and origination activities into better balance. Additional sales transactions may occur in the future when management deems it to be economically advantageous. Source One desires to continue to maintain or increase the size of its servicing portfolio in order to take advantage of its low cost servicing operation. Consistent with that strategy, Source One purchased the rights to service $2.8 billion, $4.7 billion and $3.7 billion of mortgage loans in 1996, 1995 and 1994, respectively.

  Source One has recently developed a new strategy with respect to its servicing operations. Source One's current objective is to reduce its exposure to changes in market interest rates while preserving its reputation as a low cost and high quality servicer. Source One has found that an effective way to accomplish these goals is by actively pursuing and securing subservicing arrangements. Source One currently believes that it can become a leading subservicer of mortgages for third parties.

  Consistent with Source One's subservicing strategy, on February 28, 1997, Source One sold the rights to service approximately $17.0 billion of non-recourse mortgage loans for gross proceeds of approximately $271.5 million. Source One expects to record a $2.1 million after tax loss on this servicing sale in the first quarter of 1997. The portion of Source One's mortgage servicing portfolio sold in 1997 consisted of approximately 284,000 loans with

                                 FUND AMERICAN

a weighted average interest rate of 8.39%. Source One will continue to subservice these loans pursuant to a subservicing agreement for a period of no less than 12 months. Source One is currently evaluating its options as to how it will utilize the proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) any combination of the foregoing.

  As a result of the 1997 servicing sale, Source One expects that its gross mortgage servicing revenue and its related amortization for 1997 and thereafter will be significantly less than its gross mortgage servicing revenue and its related amortization for 1996. Source One is currently analyzing its cost structure to identify expenses that may be reduced as a result of the sale.

  Total mortgage loan production for the years ended December 31, 1996, 1995 and 1994, was $3.8 billion, $2.9 billion and $4.6 billion, respectively. The increase in production from 1995 to 1996 is reflective of overall lower market interest rates and a corresponding increase in refinancing activity experienced during 1996. The decrease in production from 1994 to 1995 is reflective of overall higher market interest rates and a corresponding decrease in refinancing activity experienced during 1995. Production related to refinancing activity represented 33% of total mortgage production in 1996 as compared to 23% in 1995 and 50% in 1994. Mortgage loan payoffs for the years ended December 31, 1996, 1995 and 1994, were $3.0 billion, $2.3 billion and $4.7 billion, respectively.

INVESTMENT OPERATIONS

  The total return from Fund American's investment activities is shown below:

------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                   ---------------------------
Millions                                             1996      1995       1994
------------------------------------------------------------------------------
Net investment income:
 Source One                                        $  40.8   $  37.7   $  71.5
 Insurance operations and other                       16.5      17.7      18.7
                                                   ---------------------------
Total net investment income                           57.3      55.4      90.2
Net realized investment gains                         38.5      38.8      38.8
Change in net unrealized investment gains and
 losses recorded directly to
 Shareholders' equity (a)                             68.0      20.0     (82.4)
                                                   ---------------------------
Total net investment return, before tax            $ 163.8   $ 114.2   $  46.6
==============================================================================

(a) Excludes net unrealized investment gains and losses recorded from Fund American's investments in unconsolidated insurance affiliates.

     Fund American's net investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and, in 1996, on fixed maturity investments of its consolidated insurance operations. The increase in Source One's net investment income from 1995 to 1996 is mainly attributable to increased interest income from mortgage loans held for sale related to higher mortgage loan production experienced during 1996. The decrease in Source One's net investment income from 1994 to 1995 is due primarily to decreased interest income from mortgage loans held for sale related to lower mortgage production experienced during 1995. Decreases in investment income from insurance and other operations during 1996 resulted from net sales of investment securities offset by increases in investment income from White Mountains' portfolio of fixed maturity investments. The decrease in other net investment income from 1994 to 1995 resulted from net sales of investment securities during 1995. Cash basis sales and maturities of investments, net of purchases and excluding short-term investments, totalled $95.7 million, $154.1 million and $151.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Net realized investment gains during 1996, before tax, included $27.2 million of gains from the sale of The Louisiana Land & Exploration Company common stock. Net realized investment gains during 1995, before tax, included $23.9 million of gains from the sale of American Express Company common stock. Net realized investment

                                 FUND AMERICAN

gains during 1994, before tax, included $22.6 million of gains from the sale of The Louisiana Land and Exploration Company common stock and $21.7 million of gains from the sale of American Express Company common stock.

  Total investment gains and losses during the three years ended December 31, 1996, have been substantially affected by changes in market prices for crude oil and natural gas. At December 31, 1996, 56% of Fund American's portfolio of common equity securities was invested in the San Juan Basin Royalty Trust which is further described below. Fund American believes that its investment in the San Juan Basin Royalty Trust is highly cyclical and, therefore, anticipates continued volatility in the value of this investment in the future.

  A review of certain significant holdings in Fund American's portfolio of common equity securities and other investments at December 31, 1996 follows. Share or unit and dollar amounts refer to the aggregate number of common shares or units of beneficial interest owned and the aggregate fair value at December 31, 1996, of Fund American's holdings of each security discussed.

  San Juan Basin Royalty Trust ("San Juan"; 10,994,876 units; $90.7 million). San Juan units receive a 75% net overriding royalty interest from certain of Southland Royalty Company's leasehold and royalty interests in the San Juan Basin of Northwestern New Mexico. Fund American believes that changes in crude oil and natural gas prices and in the level of development and production expenditures by the operator of San Juan may affect the distributions to unitholders of San Juan and, therefore, the market prices of the units of San Juan. In addition, Fund American believes that the tax and accounting issues involved in owning units in San Juan may make such units unappealing to many investors. Fund American's investment in San Juan as of December 31, 1996 and 1995, represented greater than 20% of the total San Juan units outstanding at those times. San Juan units are nonvoting. Fund American does not account for it investment in San Juan units on the equity method as it does not have the ability to exercise significant influence over the Trustee of San Juan.

  Travelers Property Casualty Corp. ("Travelers"; 3,142,906 shares; $90.3 million). On March 11, 1996 Fund American purchased its investment in Travelers for $50.0 million plus related expenses. Travelers is one of the largest commercial lines insurers in the United States and is an independent agency writer of personal lines insurance. John J. Byrne, Fund American's Chairman, is a director of Travelers.

  White River Corporation (718,818 "White River Shares"; $39.2 million). White River, through its consolidated subsidiaries, provides automated vehicle valuation and collision repair estimating services and software for use by the insurance and automobile repair industries, and services which improve the handling and settling of automobile damage claims. White River also owns a passive investment portfolio. The Company owns an additional 295,932 White River Shares, carried in other assets, which are being held for delivery upon exercise of existing employee stock options.

  Mid Ocean Limited ("Mid Ocean"; 388,140 shares ("Mid Ocean Shares"); $20.4 million). Mid Ocean provides property catastrophe, marine, energy, aviation, satellite and other reinsurance to insurers and reinsurers on a worldwide basis.

EXPENSES

  Compensation expense as reported totalled $91.3 million, $111.6 million and $69.2 million for each of the years ended December 31, 1996, 1995 and 1994, respectively. Compensation expense for 1995 includes a $46.2 million pretax charge related to an extension of the expiration date of outstanding employee stock warrants. Additionally, Source One nets mortgage loan origination fees, less certain direct costs, against compensation and benefits expense. Excluding the effects of the 1995 warrant extension and mortgage loan origination fees, adjusted compensation and benefits expense was $111.1 million, $82.9 million and $98.8 million for each of the years ended December 31, 1996, 1995 and 1994, respectively. The increase in adjusted compensation and benefits expense from 1995 to 1996 is primarily the result of the inclusion of a full year of Valley and Charter's personnel costs in the 1996 consolidated financial statements. The decrease in adjusted compensation and benefits expense from 1994 to 1995 is primarily the result of lower personnel and related costs at Source One due to a decrease in mortgage loan originations in 1995 versus 1994.

                                 FUND AMERICAN

  General expenses of $120.0 million for 1996 compare to 1994 and 1993 amounts of $60.3 million and $77.7 million, respectively. The increase in general expenses from 1995 to 1996 is primarily the result of the inclusion of Valley and Charter's operations in the 1996 consolidated financial statements, and a $33.6 million pretax write-off of goodwill and certain other intangible assets of Source One. During 1996 Fund American had been re-assessing the recoverability of goodwill and certain other intangible assets related to Source One and, in the fourth quarter of 1996, determined that it should write-off all such assets related to Source One. Factors considered in the determination to write-off all Source One's goodwill were (i) increased competition and industry consolidation during 1996 which had adversely impacted the value of both the mortgage loan production and servicing operations of Source One and (ii) the attainment of a definitive agreement in the fourth quarter of 1996 to sell the majority of Source One's mortgage servicing portfolio at essentially book value. The decrease in general expenses from 1994 to 1995 was the result of efforts to reduce Source One's operating expenses in response to the contraction in mortgage originations which began to take effect in late 1994 and continued through 1995.

   Interest expense increased to $50.0 million in 1996 which compares to $45.8 million for 1995 and $78.8 million for 1994. The fluctuations in interest expense reflect primarily increases and decreases in average indebtedness outstanding during each year at Source One. Source One's inventory of mortgage loans held for sale declined in 1995 from 1994 levels and increased in 1996 from 1995 levels due to fluctuations in mortgage production levels. Source One's mortgage loans held for sale are funded mainly with debt. Therefore, Source One's average indebtedness outstanding declined in 1995 from 1994 levels and increased in 1996 from 1995 levels.

  Source One's provision for mortgage loan losses, included in general expenses, was $10.3 million in 1996 which compares to $7.0 million for 1995 and $8.2 million for 1994. The increase in the provision for loan losses from 1995 to 1996 is due primarily to (i) higher average loss volumes relating to certain California residential mortgage loans, (ii) charge-offs relating to certain commercial real estate owned properties and (iii) an increase in delinquencies as the result of servicing portfolio acquisitions made by Source One during the period. The delinquency rates of the newly acquired portfolios (which were acquired on favorable terms considered to be reflective of these higher delinquency rates) were generally higher than those of Source One's existing portfolio resulting in a higher provision for loan losses; however, it is expected that Source One's proactive management of such delinquencies will reduce delinquency rates on the acquired portfolios to a level commensurate with the balance of Source One's servicing portfolio.

  The provision for loan losses decreased from $8.2 million for 1994 to $7.0 million for 1995. The 1994 amount includes charge-offs relating to certain commercial real estate owned properties.

  Source One closely monitors the rate of delinquencies and foreclosures incident to its servicing portfolio. The following table summarizes delinquency and foreclosure experience with respect to the residential mortgage loans serviced by Source One:


 ---------------------------------------------------------------------------------
                                                           December 31,
                                                  --------------------------------
                                                  1996   1995   1994   1993   1992
----------------------------------------------------------------------------------
Percent of total residential loans serviced:
  Past due:
     31-59 days                                   4.74%  3.99%  3.15%  3.41%  3.26%
     60-89 days                                    .95    .70    .54    .58    .65
     90 days or more                               .55    .59    .38    .45    .48
                                                  --------------------------------
     Total delinquencies                          6.24%  5.28%  4.07%  4.44%  4.39%
--------------------------------------------------================================
  Foreclosures                                     .93%   .80%   .77%   .92%   .77%
==================================================================================


  Source One has established an allowance for mortgage loan losses which totalled $15.4 million and $13.5 million as of December 31, 1996 and 1995, respectively. Source One believes that the allowance is adequate to provide for estimated uninsured losses on the mortgage servicing portfolio.

                                 FUND AMERICAN
INCOME TAXES

  The income tax provision related to pretax earnings for 1996, 1995 and 1994 represents an effective tax rate of 79.3%, 47.3% and 49.3%, respectively. The primary reason for the increase in Fund American's effective tax rate from 1995 to 1996 is the 1996 write-off of goodwill and certain other intangible assets related to Source One. The total pretax write-off of these assets was $33.6 million and the related tax benefit was $3.6 million, as no deferred tax liability was established related to Source One's goodwill. This had the effect of increasing Fund American's 1996 effective income tax rate from 45.4% to 79.3%.

  Fund American has recorded a net deferred Federal income tax liability of $1.3 million as of December 31, 1996. The deferred tax liability includes a $49.0 million liability related to net unrealized gains on investment securities partially offset by a $47.7 million net asset related to various operating items.

  On January 2, 1991, the Company sold Fireman's Fund to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to the Company's estimated tax loss from the sale. Since 1991 the Company has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters. The conclusion in 1995 of Internal Revenue Service ("IRS") audits of Fund American's Federal income tax returns for all years through December 31, 1985, resolved certain of the tax matters affecting the amount of the Company's deductible tax loss from the sale of Fireman's Fund and the Company, therefore, re-estimated its tax reserve. As a result of the reserve re-estimation, the Company included in its 1995 income statement an additional $66.0 million income tax benefit from the sale. The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to Fund American's 1990 or prior years' Federal income tax returns, the results of further IRS audits and other matters affecting the amount of the deductible tax loss from the sale.


LIQUIDITY AND CAPITAL RESOURCES

  Since the sale of Fireman's Fund, Fund American has been gradually liquidating its portfolio of passive investment securities. Management's primary strategic goal is to either (i) reinvest Fund American's passive investments, together with other resources available to Fund American, into operating businesses in which management has knowledge and experience (if appropriate opportunities can be found) or (ii) return excess capital to shareholders through additional repurchases of Shares. Management believes that this strategy will, over time, further enhance shareholder value. As is further described below, the formation, capitalization and ongoing development of White Mountains embodies this strategy.

PARENT COMPANY

  The primary sources of cash inflows for the Company are investment income, sales of investment securities and dividends received from its operating subsidiaries.

  In June 1994 the Company entered into a revolving credit agreement with a syndicate of banks. Under the agreement, through August 9, 1996, the Company and certain of its subsidiaries could borrow up to $75.0 million at short-term market interest rates. The credit agreement contained certain customary covenants, including a $475.0 million minimum tangible net worth requirement and a minimum financial asset coverage requirement. At December 31, 1995, the Company had no borrowings outstanding under the agreement.

  In November 1996 the Company entered into a new revolving credit agreement with a syndicate of banks. Under the agreement, through November 25, 1997, the Company and certain of its subsidiaries may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement and a maximum leverage ratio requirement. At December 31, 1996, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

                                 FUND AMERICAN

  During 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs.
Proceeds from the issuance of the notes were used to repay an existing revolving credit facility and for general corporate purposes. During 1995 and 1994 the Company repurchased $8.8 million and $25.0 million, respectively, in principal amount of the notes due in February 2003. At December 31, 1996, the remaining outstanding notes had an average maturity of 6.4 years and an average yield to maturity of 7.82%.

  In August 1994 the Company redeemed 22,778 shares of the Series D Preferred Stock for $82.0 million. In July 1995 the Company redeemed the remaining 20,833 shares of the Series D Preferred Stock outstanding for $75.0 million. The redemption price for the shares of Series D Preferred Stock redeemed was equal to the stock's liquidation preference. The annual dividend rate on the Series D Preferred Stock was 7.75% through July 1994 and 8.75% from August 1994 through July 1995.

  During 1996, 1995 and 1994 the Company repurchased 779,077 Shares, 877,868 Shares and 1,128,057 Shares, respectively, for $66.3 million, $65.5 million and $78.8 million, respectively. All such repurchased Shares have been retired. The repurchases of Shares represent a return of excess capital to the Company's shareholders.

  During 1994 the Company did not pay regular cash dividends to holders of Shares. In the fourth quarter of 1995 the Board reinstated a $.20 regular quarterly dividend on Shares. During 1995 and 1996 the Company declared and paid cash dividends totalling $.20 and $.80 per Share, respectively. The Board currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time. There can be no assurance, therefore, as to whether or when the Board will declare additional dividends on Shares.

  In connection with Source One's February 28, 1997, sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made certain collection, payment and performance guarantees to the buyer for a period of no more than ten years. The aggregate amount of the Company's guaranty is initially limited to $20.0 million and is expected to amortize down to $15.0 million.

  On December 22, 1993, the Company distributed approximately 74% of the outstanding White River Shares to its shareholders. White River commenced operations on September 24, 1993, concurrent with the purchase and transfer of selected assets and the assumption of certain liabilities from Fund American. The assets sold or otherwise transferred by Fund American to White River included primarily $84.0 million of common equity securities, $147.1 million of securities classified as other investments and $25.8 million of short-term investments. White River's initial capitalization consisted of a $50.0 million term note payable to Fund American (the "Term Note"), $7.0 million of redeemable preferred stock and $200.0 million of common shareholder's equity. Of the 1,014,750 White River Shares retained by Fund American, 295,932 have been reserved by Fund American for delivery upon exercise of existing employee stock options and warrants.

  Pursuant to the terms of a December 1993 credit agreement among the Company and White River, the Company provided White River with the Term Note and a $40.0 million revolving credit facility (the "Revolver"). The credit agreement granted White River the right to use certain of its investment securities to repay its borrowings under the Term Note and the Revolver.

  On June 29, 1995, White River repaid $35.1 million in principal amount of the Revolver with (i) 930,000 Mid Ocean Shares and (ii) options to acquire an additional 388,140 Mid Ocean Shares through November 2002. On July 3, 1995, White River repaid the remaining $4.9 million principal balance of the Revolver and $5.0 million in principal amount of the Term Note in exchange for certain common equity securities. On August 31, 1995, White River repaid the remaining $45.0 million principal balance of the Term Note with 1,525,424 shares of common stock of Zurich Reinsurance Centre Holdings, Inc.

WHITE MOUNTAINS

  In 1995 the Company capitalized White Mountains with $200.0 million of equity capital and in 1996 further capitalized White Mountains with an additional $95.0 million of equity capital. White Mountains was formed to be the holding company for all of Fund American's insurance operating interests including Valley, Charter and WMIC, as well as its investments in FSA, Folksamerica and MSA.

                                 FUND AMERICAN

     In November 1995 Charter issued two notes totalling $20.2 million. Certain of the notes were due in 1996 and other notes could be extended to be payable in three equal installments in 1997, 1998 and 1999. During 1996 Charter elected to extend the maturity of $3.2 million of notes payable. The notes are collateralized by certain assets of Charter.

     In November 1996 White Mountains and Valley entered into a five year credit facility under which they may borrow $50.0 million and $15.0 million, respectively, at market interest rates. The $15.0 million of borrowings under the facility available to Valley are guaranteed by White Mountains. The facility contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement, a maximum leverage ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum policyholders' surplus requirement. The facility also limits White Mountains' ability to pay dividends to its shareholders. As of December 31, 1996, White Mountains and its subsidiaries were in compliance with all covenants under the facility. During 1996 Valley borrowed $15.0 million under the facility with a weighted average interest rate of 5.825%. White Mountains had no borrowings during 1996 under the facility.

     On November 1, 1996, Fund American signed a definitive agreement (the "MSA Agreement") to increase its ownership of MSA from 33% to 50%. MSA currently shares in 40% of NGM's business through a quota share reinsurance agreement which is expected to be increased to 60% pursuant to the MSA Agreement. Also pursuant to the MSA Agreement, NGM will contribute certain of its insurance, reinsurance and information and financial services subsidiaries to MSA. The aggregate purchase price to be paid by Fund American pursuant to the MSA Agreement is approximately $60.2 million, subject to certain purchase price adjustments. Fund American expects to assign the additional investment in MSA to White Mountains. White Mountains expects that the purchase price for the additional MSA investment will be paid with proceeds from borrowings under White Mountains' $50.0 million revolving credit facility, and sales and maturities of passive investment securities. The closing is dependent upon the receipt of state regulatory approvals and is expected to occur in the second quarter of 1997.

     On March 17, 1997, the Boards of Directors of the Company, White Mountains, Source One and FAE approved a plan whereby Source One will become a part of Fund American's permanent operating group. The plan also calls for approximately $139 million of capital infusions into Source One. This step is intended to improve Source One's debt ratings and reduce Source One's borrowing costs. As a result of the transaction, White Mountains' shareholder's equity is expected to increase to more than $760 million. Portions of the plan are subject to insurance regulatory approvals and will require amending various credit facilities of the Company, White Mountains, Source One, FAE, and Valley. Fund American believes that it will receive the requisite insurance regulatory and banking approvals to proceed with the transaction in the second quarter of 1997; however, there is no assurance that such approvals will be obtained.

     Under the insurance laws of the various states under which the Insurance Companies are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by the Insurance Companies in the future.

SOURCE ONE

     Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet liquidity needs.

     On February 28, 1997, Source One sold the rights to service $17.0 billion of mortgage loans to a third party for gross proceeds of $271.5 million. Source One will continue to service these loans pursuant to a subservicing agreement for a period of no less than 12 months. Source One is currently evaluating its options as to how it will utilize the proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) any combination of the foregoing.

     In 1996 Source One sold the rights to service $3.3 billion of mortgage loans to third parties for net cash proceeds of $55.9 million. The proceeds were used by Source One for general corporate purposes.

                                 FUND AMERICAN

     In 1995 Source One sold the rights to service $11.0 billion of mortgage loans to third parties for net cash proceeds of $181.1 million. The proceeds were used by Source One to retire debt and to repurchase shares of its common stock from FAE.

     In 1994 Source One sold the rights to service $3.9 billion of mortgage loans to third parties for net cash proceeds of $70.2 million. Source One continues to service these loans pursuant to a subservicing agreement which ends in 1999. The proceeds were used by Source One to retire debt and for general corporate purposes.

     In August 1995 Source One entered into a $60.0 million unsecured revolving credit facility which was extended in 1996 and expires in July 1997. As of December 31, 1996 and 1995, there was $45.0 million and $60.0 million outstanding under this arrangement, respectively. Source One also has a revolving credit agreement under which it can borrow up to $10.0 million through June 30, 1997. As of December 31, 1996 and 1995, there was $0 and $4.5 million outstanding under this agreement, respectively.

     In November 1996 Source One amended and restated its secured revolving credit agreement dated March 1995. The provisions of the amended agreement increased the size of the facility from $500 million to $750 million. The size of the facility may be further increased at Source One's option with bank concurrence up to $1.25 billion. Borrowings under the facility and commercial paper backed by the facility are secured primarily by Source One's mortgage loans receivable and mortgage servicing portfolio. The facility expires on November 12, 1999. As of December 31, 1996, Source One had no outstanding borrowings under this facility.

     Source One must comply with certain financial covenants provided in its secured and unsecured revolving credit facilities, including restrictions relating to tangible net worth and leverage. In addition, the secured facility contains certain covenants which limit Source One's ability to pay dividends or make distributions of its capital in excess of preferred stock dividends and subordinated debt interest requirements each year. Source One is currently in compliance with all such covenants.

     Source One has a $650.0 million domestic and Euro commercial paper program. As of December 31, 1996 and 1995, there was $362.2 million and $256.6 million of commercial paper outstanding, respectively. The weighted average number of days to maturity of commercial paper outstanding at December 31, 1996 and 1995, was 23 days and 19 days, respectively.

     In 1992 Source One issued $100.0 million of 9% debentures due in 2012 pursuant to a $250.0 million shelf registration statement. The proceeds from issuance were used for general corporate purposes.

     In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001. During 1995 Source One repurchased and retired in principal amount $21.6 million of these notes.

     In 1989 Source One issued $40.0 million of medium-term notes due in 1996 and having a total weighted average interest rate of 9.65%. During 1996 and 1995 Source One repurchased and retired $29.7 million and $10.3 million in principal amount of these notes, respectively.

     In 1986 Source One issued $125.0 million of 8.25% debentures due November 1, 1996. During 1996 and 1995 Source One repurchased and retired $74.6 and $50.4 million in principal amount of these debentures, respectively.

     On December 8, 1995, Source One exchanged and retired 2,239,061 shares of preferred stock (the "Source One Preferred Stock") for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due on December 31, 2025, but are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999. Source One pays quarterly cash dividends on the Source One Preferred Stock at an annual rate of 8.42%. Dividends on the Source One Preferred Stock totalled $3.7 million, $8.4 million and $5.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     On March 17, 1997, the Boards of Directors of the Company, White Mountains, Source One and FAE approved a plan whereby Source One will become a part of Fund American's permanent operating group. The plan also calls for approximately $139 million of capital infusions into Source One. As a result of the transaction, Source One's pro forma common shareholders' equity is expected to increase to more than $400 million. This step is intended to improve Source One's debt ratings and reduce Source One's borrowing costs. Portions of the plan are subject to insurance regulatory approvals and will require amending various credit facilities of the Company, White Mountains, Source One, FAE, and Valley. Fund American believes that it will receive the requisite insurance regulatory and banking approvals to proceed with the transaction in the second quarter of 1997; however, there is no assurance that such approvals will be obtained.

                                 FUND AMERICAN

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 24, 1997, the Company's Board of Directors, upon recommendation of the Audit Committee, appointed KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, to replace Ernst & Young LLP ("Ernst & Young") as independent auditors for the Company and Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as independent auditors for Valley, effective upon the date of their reports on such consolidated financial statements for the year ended December 31, 1996, contained herein.

  In connection with the audits of the two years ended December 31, 1996, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

  The Company acquired Valley on December 1, 1995. Coopers & Lybrand has served as the independent auditors of Valley. The report of Coopers & Lybrand on the consolidated financial statements of Valley for the year ended December 31, 1996, has been relied upon in the Ernst & Young report contained herein. There have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures with respect to Valley.

  The Company has requested Ernst & Young and Coopers & Lybrand to furnish a letter addressed to the Commission stating whether it agrees with the above statements. Copies of those letters, dated March 27, 1997, are filed herein as Exhibits 16(a) and 16(b).


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

A.  DIRECTORS (AS OF MARCH 21, 1997)

  Reported under the caption "Election of Directors" on pages 3 through 5 of the Company's 1997 Proxy Statement, herein incorporated by reference.

B.  EXECUTIVE OFFICERS (AS OF MARCH 21, 1997)


------------------------------------------------------------------------------------
                                                                           Executive
                                                                            officer
Name                  Position                                          Age  since
------------------------------------------------------------------------------------
Terry L. Baxter       President of White Mountains                       51   1994
Dennis P. Beaulieu    Vice President and Secretary                       49   1995
John J. Byrne         Chairman, President and CEO                        64   1985
Reid T. Campbell      Assistant Controller                               29   1996
James A. Conrad       President and CEO of Source One                    55   1986
K. Thomas Kemp        Executive Vice President of the Company,
                       Chairman and CEO of White Mountains               56   1991
James H. Ozanne       President of FAE                                   53   1997
Michael S. Paquette   Vice President and Controller                      33   1993
David G. Staples      Vice President and Director of Taxation            36   1997
Allan L. Waters       Senior Vice President and Chief Financial Officer  39   1990
====================================================================================

                                 FUND AMERICAN

  All executive officers are elected by the Company's Board of Directors for a term of one year or until their successors have been elected and have duly qualified.

     MR. BAXTER was elected President of White Mountains in February 1997 and has served as Chairman of Source One since May 1996. Mr. Baxter previously served as President and Secretary of FAE which positions he held since 1994. Prior to joining Fund American in 1994, Mr. Baxter was Managing Director of the National Transportation Safety Board from 1990. Prior to that, he was the Assistant Director of OMB in the Reagan Administration. Mr. Baxter is a director of FAE, MSA, Source One, White Mountains and WMIC.

     MR. BEAULIEU was elected Vice President and Secretary in February 1995 and also serves as Vice President and Secretary of White Mountains and Chief Financial Officer of WMIC. Prior to joining Fund American in 1995, Mr. Beaulieu was Senior Vice President and Chief Financial Officer of New Dartmouth Bank.
Mr. Beaulieu is a director of White Mountains and WMIC.

     MR. BYRNE has served as Chairman, President and Chief Executive Officer since 1990, as Chairman and Chief Executive Officer from 1985 to 1990 and was Chairman and Chief Executive Officer of Fireman's Fund from 1989 through January 2, 1991. Mr. Byrne is also Chairman of FSA and FAE.

     MR. CAMPBELL was elected Assistant Controller in February 1996 and has been with Fund American since 1994. Mr. Campbell is also Assistant Controller of White Mountains and is a director of WMIC. Prior to joining Fund American, Mr. Campbell was with KPMG Peat Marwick from 1990 to 1994.

     MR. CONRAD has served as President and Chief Executive Officer of Source One since 1990, as Executive Vice President of its Production Division from 1987 to 1989, and as Corporate Vice President of its Wholesale Division from 1985 to 1987. Mr. Conrad is also a director of Source One.

     MR. KEMP has served as Executive Vice President since 1993 and became a director of the Company in 1994. He served as Vice President, Treasurer and Secretary from 1991 to 1993. He is also Chairman and Chief Executive Officer of White Mountains and Chairman of WMIC. Mr. Kemp was a Vice President of Fireman's Fund from 1990 to January 2, 1991. Prior to joining Fireman's Fund, Mr. Kemp was President of Resolute Reinsurance Company. Mr. Kemp is Chairman of White Mountains, Valley, Charter and WMIC. Mr. Kemp is also a director of Folksamerica, FSA, FAE, MSA and White Mountains.

     MR. OZANNE was elected President of FAE in February of 1997 and is currently Vice Chairman of Source One. Mr. Ozanne has previously served in various capacities at Nations Financial Holdings Corporation including Chairman and Director from 1993 to 1996 and was President and CEO of U S WEST Capital Corporation from 1989 to 1993. Prior to 1989, Mr. Ozanne was Executive Vice President at General Electric Capital Corporation. Mr. Ozanne is a director of FSA, Source One and FAE.

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

     MR. STAPLES was elected Vice President and Director of Taxation in February 1997 and has been with Fund American since 1996. Prior to joining Fund American, Mr. Staples served as Vice President and Director of Taxation for Crum & Forster Holdings, Inc. from 1993 to 1996, and was with KPMG Peat Marwick from 1983 to 1993.

     MR. WATERS was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Waters is also Senior Vice President and Chief Financial Officer of White Mountains. He was formerly Vice President and Controller of FAE from 1991 to 1993; was Vice President, Controller and Assistant Secretary of the Company from 1990 to 1991, and was Vice President, Finance of the Company from 1988 to 1990. Mr. Waters is a director of Folksamerica, FSA, FAE, Source One, White Mountains and WMIC.

ITEM 11. EXECUTIVE COMPENSATION

  Reported under the captions "Compensation of Executive Officers" on pages 8 through 10, "Reports of the Compensation Committees on Executive Compensation" on pages 11 though 14, "Shareholder Return Graph" on page 15, and "Compensation Plans" on pages 16 through 17 of the Company's 1997 Proxy Statement, herein incorporated by reference.

                                 FUND AMERICAN

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 6 through 7 of the Company's 1997 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reported under the captions "Certain Transactions" on page 10 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 17 of the Company's 1997 Proxy Statement, herein incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

B. REPORTS ON FORM 8-K

   No Reports on Form were filed during the fourth quarter of 1996 by the Company.

                                 FUND AMERICAN

C. EXHIBITS

EXHIBIT
NUMBER                                NAME
-------                               ----

 3 (i)   -   Amended and Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3(a) of the Company's 1993
             Annual Report on Form 10-K).
   (ii)  -   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3(b) of the Company's 1993 Annual Report on
             Form 10-K)
 4       -   Indenture dated January 1, 1993, with The First National Bank of
             Chicago, as trustee, pursuant to the Company's offering of $150 million of medium-term notes (incorporated by reference to Exhibit
             (4) of the Company's Report on Form 8-K dated January 15, 1993)
 9       -   Voting Trust Agreement dated September 2, 1994 between the Company,
             U S WEST Capital Corporation and First Chicago Trust Company of New
             York (filed pursuant to Exhibit 10(f) herein)
10 (a)   -   Credit Agreement dated June 2, 1994 among the Company, Fund
             American Enterprises, Inc., FFOG, Inc., the banks named therein and
             The Chase Manhattan Bank (incorporated by reference to Exhibit
             10(a) of the Company's 1994 Annual Report on Form 10-K)
   (b)   -   Amendment No. 1 to the Credit Agreement dated June 1, 1995 among the Company, Fund American Enterprises, Inc., FFOG, Inc., the banks named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(b) of the Company's 1995 Annual Report on
             Form 10-K)
   (c)   -   Amendment No. 2 to the Credit Agreement dated August 2, 1995 among the Company, Fund American Enterprises, Inc., FFOG, Inc., the banks named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(c) of the Company's 1995 Annual Report on
             Form 10-K)
   (d)   -   Amendment No. 3 to the Credit Agreement dated August 11, 1995 among the Company, Fund American Enterprises, Inc., FFOG, Inc., the banks named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(d) of the Company's 1995 Annual Report on
             Form 10-K)
   (e)   -   Credit Agreement dated November 26, 1996 among the Company, Fund
             American Enterprises, Inc., the Lenders (as named therein) and The
             First National Bank of Chicago(*)
   (f)   -   Credit Agreement dated November 26, 1996 among the White Mountains
             Holdings, Inc., the Lenders (as named therein) and The First
             National Bank of Chicago(*)
   (g)   -   Credit Agreement dated November 26, 1996 among Valley Group, Inc., the Lenders (as named therein) and The First National Bank of
             Chicago(*)
   (h)   -   Securities Purchase Agreement dated April 10, 1994 between the
             Company, U S WEST, Inc., U S WEST Capital Corporation and Financial
             Security Assurance Holdings Ltd. (incorporated by reference to
             Exhibit 10(a) of the Company's Report on Form 8-K dated April 10,
             1994)
   (i)   -   Stock Purchase Agreement dated August 8, 1995 between the Company,
             Skandia U.S. Holding Corporation, and Skandia America Corporation
             (incorporated by reference to Exhibit 10(e) of the Company's 1995
             Annual Report on Form 10-K)
   (j)   -   Securities Purchase Agreement dated March 6, 1996 between the
             Company and Folksamerica Holdings Company, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Report on Form 8-K
             dated June 19, 1996)
   (k)   -   Employment Agreement dated February 15, 1995, between the Company and John J. Byrne (incorporated by reference to Appendix II of the
             Company's Notice of 1995 Annual Meeting of Shareholders and Proxy
             Statement)(**)
   (l)   -   Common Stock Warrant Agreement with respect to shares of the
             Company's Common stock between the Company and John B. Byrne
             (incorporated by reference to Exhibit 10(v) of the Company's
             Registration Statement on Form S-1 (No. 33-0199))(**)
   (m)   -   The Company's Retirement Plan for Non-Employee Directors
             (incorporated by reference to Exhibit 10(aa) of the Company's 1992
             Annual Report on Form 10-K)(**)

                                 FUND AMERICAN

        (n)  -  The Company's Voluntary Deferred Compensation Plan, as amended on November 15, 1996 (*)(**)
        (o)  -  The Company's Deferred Benefit Plan, as amended on November 15,
                1996 (*)(**)
        (p)  -  The Company's Long-Term Incentive Plan, as amended February 15,
                1995 (incorporated by reference to Appendix I of the Company's
                Notice of 1995 Annual Meeting of Shareholders and Proxy
                Statement (**)
        (q)  -  Agreement dated June 5, 1996 among Source One Mortgage Services
                Corporation and Robert T. Richards (*)(**)
        (r)  -  Source One Mortgage Services Corporation's Long-Term Incentive
                Plan (incorporated by reference to Exhibit 10(n) of the
                Company's 1994 Annual Report on Form 10-K)(**)
        (s)  -  Source One Mortgage Services Corporation's Voluntary Deferred
                Compensation Plan (incorporated by reference to Exhibit 10(s) of the Company's 1993 Annual Report on Form 10-K)(**)
        (t)  -  Source One Mortgage Services Corporation's Amended and Restated
                Executive Phantom Stock Plan (incorporated by reference to
                Exhibit 10(t) of the Company's 1993 Annual Report on Form
                10-K)(**)
        (u)  -  Source One Mortgage Services Corporation's Stock Appreciation
                Rights Plan (incorporated by reference to Exhibit 10(u) of the
                Company's 1993 Annual Report on Form 10-K)(**)
        (v)  -  Investment Contract by and between Source One Mortgage Services
                Corporation and James A. Conrad (incorporated by reference to
                Exhibit 10(v) of the Company's 1993 Annual Report on Form
                10-K)(**)
        (w)  -  Investment Contract by and between Source One Mortgage Services
                Corporation and Robert W. Richards (incorporated by reference to Exhibit 10(w) of the Company's 1993 Annual Report on Form
                10-K(**)
        (x)  -  Credit Agreement, dated December 13, 1993, among the Company and White River Corporation (incorporated by reference to
                Exhibit 10(x) of the Company's 1993 Annual Report on Form
                10-K)(**)
        (y)  -  Guaranty, dated February 28, 1997, by the Company to and for the benefit of Chemical Mortgage Company (*)
    11       -  Statement Re Computation of Per Share Earnings (*)
    16(a)    -  Letter of Ernst & Young LLP dated March 27, 1997(*)
      (b)    -  Letter of Coopers & Lybrand L.L.P. dated March 27, 1997 (*)
    18       -  Letter from Ernst & Young LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 of the
                Company's 1994 Annual Report on Form 10-K)
    21       -  Subsidiaries of the Registrant (*)
    23(a)    -  Consent of Ernst & Young LLP dated March 27, 1997(*)
      (b)    -  Consent of Coopers & Lybrand L.L.P. dated March 27, 1997 relating to Valley (*)
      (c)    -  Consent of Coopers & Lybrand L.L.P. dated March 27, 1997 relating to FSA (*)
    24       -  Powers of Attorney (*)
    27       -  Financial Data Schedule (*)
    99(a)    -  Report to Coopers & Lybrand L.L.P. dated February 14, 1997 relating to Valley(*)
     99(a)    - Report to Coopers & Lybrand L.L.P. dated January 24, 1997 relating to FSA (*)


==========================================================================
(*)   included herein.

(**) management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a) of Form 10-K.

D.    FINANCIAL STATEMENT SCHEDULES
      The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 33 of this report.

                                 FUND AMERICAN

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.

 Date:   March 27, 1997              By:  /s/ MICHAEL S. PAQUETTE
                                     ---------------------------------
                                     Michael S. Paquette
                                     Vice President and Controller

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


         SIGNATURE                                     TITLE                                  DATE
         ---------                                     -----                                  ----
      JOHN J. BYRNE*                                 Chairman, President and             March 27, 1997
---------------------------                          Chief Executive Officer
       John J. Byrne

     HOWARD L. CLARK*                                Director                            March 27, 1997
---------------------------
     Howard L. Clark

   HOWARD L. CLARK, JR.*                             Director                            March 27, 1997
---------------------------
   Howard L. Clark, Jr.

   ROBERT P. COCHRAN*                                Director                            March 27, 1997
---------------------------
   Robert P. Cochran

GEORGE J. GILLESPIE, III*                            Director                            March 27, 1997
---------------------------
George J. Gillespie, III

   /s/ K. THOMAS KEMP                                Executive Vice President and        March 27, 1997
---------------------------                          Director
       K. Thomas Kemp

    GORDON S. MACKLIN*                               Director                            March 27, 1997
---------------------------
    Gordon S. Macklin

     FRANK A. OLSON*                                 Director                            March 27, 1997
---------------------------
     Frank A. Olson

   MICHAEL S. PAQUETTE*                              Vice President and Controller       March 27, 1997
---------------------------
   Michael S. Paquette

     ALLAN L. WATERS*                                Senior Vice President and           March 27, 1997
---------------------------                          Chief Financial Officer
     Allan L. Waters

     ARTHUR ZANKEL*                                  Director                            March 27, 1997
---------------------------
     Arthur Zankel


*By:    /s/ K. THOMAS KEMP
-----------------------------------
  K. Thomas Kemp, Attorney-in-Fact

                                 FUND AMERICAN

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


--------------------------------------------------------------------------------------------
                                                                                        Form
                                                                                        10-K
                                                                                     page(s)
--------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1996 and 1995..........................  F-1
Consolidated income statements for each of the years
 ended December 31, 1996, 1995 and 1994...............................................  F-2
Consolidated statements of shareholders' equity for
 each of the years ended December 31, 1996, 1995 and 1994.............................  F-3
Consolidated statements of cash flows for each of the
 years ended December 31, 1996, 1995 and 1994.........................................  F-4
Notes to consolidated financial statements............................................  F-5

OTHER FINANCIAL INFORMATION:
Selected quarterly financial data (unaudited).........................................  F-33
Report on management's responsibilities...............................................  F-34
Report of independent auditors........................................................  F-35

FINANCIAL STATEMENT SCHEDULES:
       I.  Marketable securities and other investments................................  FS-1
     III.  Condensed financial information of registrant..............................  FS-2
============================================================================================

  All other schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.

                                 FUND AMERICAN

                          CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------
                                                    December 31,
                                                ----------------------
Dollars in millions                              1996            1995
----------------------------------------------------------------------
ASSETS
Common equity securities, at fair value
 (cost $101.1 and $232.1)                       $   160.8    $   274.5
Fixed maturity investments, at fair
 value (cost $154.5 and $109.8)                     155.4        110.7
Other investments (cost $119.7 and $86.7)           176.5         95.9
Short-term investments, at amortized
 cost (which approximated fair value)                67.5        103.6
                                                ----------------------
     Total investments                              560.2        584.7

Cash                                                  4.8          2.7
Capitalized mortgage servicing, net of
 accumulated amortization                           410.9        397.1
Mortgage loans held for sale                        314.9        381.0
Pool loan purchases                                 131.5        119.0
Mortgage claims receivable and real
 estate acquired, less allowance for
 mortgage loan losses of $15.4 and $13.5             51.5         45.4
Insurance premiums receivable                        52.2         45.3
Investments in unconsolidated insurance
 affiliates                                         226.9         96.2
Other assets                                        227.7        200.5
                                                ----------------------
     Total assets                               $ 1,980.6    $ 1,871.9
======================================================================
LIABILITIES
Short-term debt                                 $   407.9    $   445.4
Long-term debt                                      424.2        407.3
Unearned insurance premiums                          72.6         35.0
Loss and loss adjustment expense
 reserves                                            65.4         44.1
Accounts payable and other liabilities              279.5        196.4
                                                ----------------------
     Total liabilities                            1,249.6      1,128.2
----------------------------------------------------------------------
Minority interest - preferred stock of
 subsidiary                                          44.0         44.0
----------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock - authorized 125,000,000 shares,
  issued 31,940,202 and 32,719,279 shares           31.9         32.7
Paid-in surplus                                     366.5        375.5
Retained earnings                                 1,067.1      1,124.6
Common stock in treasury, at cost:
 25,034,939 shares                                 (871.0)      (871.0)
Net unrealized investment gains, after tax           92.5         37.9
                                                ----------------------
     Total shareholders' equity                     687.0        699.7
----------------------------------------------------------------------
     Total liabilities, minority
      interest and shareholders' equity         $ 1,980.6    $ 1,871.9
======================================================================
See Notes to Consolidated Financial Statements.


                                 FUND AMERICAN

                          CONSOLIDATED INCOME STATEMENTS


------------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                             -----------------------------
Millions, except per share amounts                             1996     1995       1994
------------------------------------------------------------------------------------------
REVENUES:
Gross mortgage servicing revenue                             $ 139.6    $ 141.9    $ 169.3
Amortization and impairment of
 capitalized mortgage servicing                                (71.9)     (81.4)     (86.9)
Net gain on financial instruments                                9.9         .8          -
                                                             -----------------------------
   Net mortgage servicing revenue                               77.6       61.3       82.4
Net gain on sales of mortgages                                  38.3       24.0       29.5
Gain on sales of mortgage servicing rights                      10.1       40.0          -
Other mortgage operations revenue                               18.1       15.6       23.9
Property and casualty insurance premiums earned                109.7        5.8          -
Earnings from unconsolidated insurance affiliates               12.0        9.4        2.5
Other insurance operations revenue                               9.4       10.8          -
Net investment income                                           57.3       55.4       90.2
                                                             -----------------------------
     Total revenues                                            332.5      222.3      228.5
------------------------------------------------------------------------------------------
EXPENSES:
Compensation and benefits                                       91.3      111.6       69.2
General expenses                                               120.0       60.3       77.7
Interest expense                                                50.0       45.8       78.8
Insurance losses and loss adjustment expenses                   85.9        8.2          -
                                                             -----------------------------
     Total expenses                                            347.2      225.9      225.7
------------------------------------------------------------------------------------------
Pretax operating earnings (loss)                               (14.7)      (3.6)       2.8
Net realized investment gains                                   38.5       38.8       38.8
                                                             -----------------------------
Pretax earnings                                                 23.8       35.2       41.6
Income tax provision                                            18.9       16.7       20.5
                                                             -----------------------------
AFTER TAX EARNINGS                                               4.9       18.5       21.1
Tax benefit from sale of discontinued operations                   -       66.0          -
Loss on early extinguishment of debt, after tax                    -        (.4)         -
Cumulative effect of accounting change -
   purchased mortgage servicing, after tax                         -          -      (44.3)
                                                             -----------------------------
Net income (loss)                                                4.9       84.1      (23.2)
Dividends on preferred stock                                       -       (3.8)      (9.9)
                                                             -----------------------------
     Net income (loss) applicable to common stock                4.9    $  80.3    $ (33.1)
-------------------------------------------------------------=============================
PRIMARY EARNINGS PER SHARE:
After tax earnings                                           $   .60    $  1.71    $  1.20
Tax benefit from sale of discontinued operations                   -       7.69          -
Loss on early extinguishment of debt, after tax                    -       (.04)         -
Cumulative effect of accounting change                             -          -      (4.71)
                                                             -----------------------------
     Net income (loss)                                       $   .60    $  9.36    $ (3.51)
-------------------------------------------------------------=============================
FULLY DILUTED EARNINGS PER SHARE:
After tax earnings                                           $   .60    $  2.02    $  1.20
Tax benefit from sale of discontinued operations                   -       7.18          -
Loss on early extinguishment of debt, after tax                    -       (.04)         -
Cumulative effect of accounting change                             -          -      (4.71)
                                                             -----------------------------
    Net income (loss)                                        $   .60    $  9.16    $ (3.51)
==========================================================================================
See Notes to Consolidated Financial Statements.


                                 FUND AMERICAN

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 --------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Net
                                                            Common                                      unrealized      Loan for
                                                           stock and                                   investment       common
                                            Preferred       paid-in       Retained     Common stock       gains          stock
Millions                           Total       stock        surplus        earnings     in treasury      (losses)        issued
---------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1994       $905.0          $157.0        $384.2       $1,198.6        $(884.9)         $ 74.5       $(24.4)

Net loss                           (23.2)              -             -          (23.2)             -               -            -
Dividends to preferred
 stockholders                       (9.4)              -             -           (9.4)             -               -            -
Redemption of preferred stock      (82.0)          (82.0)            -              -              -               -            -
Purchases of common stock
 retired                           (78.8)              -        (12.5)          (66.3)             -               -            -
Stock warrants exercised             4.9               -            -            (1.5)           6.4               -            -
Change in net unrealized
 investment gains and losses,
 after tax                         (54.8)              -             -              -              -          (54.8)            -
Other                                (.6)              -             -              -              -               -          (.6)
                                  -----------------------------------------------------------------------------------------------
Balances at December 31, 1994      661.1            75.0         371.7        1,098.2         (878.5)           19.7        (25.0)

Net income                          84.1               -             -           84.1              -               -            -
Dividends to stockholders           (4.8)              -             -           (4.8)             -               -            -
Redemption of preferred stock      (75.0)          (75.0)            -              -              -               -            -
Purchases of common stock
 retired                           (65.4)              -         (9.7)          (55.7)             -               -            -
Stock options and warrants
 exercised                          10.3               -            -             2.8            7.5               -            -
Extension of outstanding
 stock warrants                     46.2               -          46.2              -              -               -            -
Change in net unrealized
 investment gains and
 losses, after tax                  18.2               -             -              -              -            18.2            -
Repayment of loan for common
 stock issued                       25.0               -             -              -              -               -         25.0
                                  -----------------------------------------------------------------------------------------------
Balances at December 31, 1995      699.7               -         408.2        1,124.6         (871.0)           37.9            -

Net income                           4.9               -             -            4.9              -               -            -
Dividends to common stockholders    (5.9)              -             -           (5.9)             -               -            -
Purchases of common stock
 retired                           (66.3)              -         (9.8)          (56.5)             -               -            -
Change in net unrealized
 investment gains and
 losses, after tax                  54.6               -             -              -              -            54.6            -
                                  -----------------------------------------------------------------------------------------------
Balances at December 31, 1996     $687.0          $    -        $398.4       $1,067.1        $(871.0)         $ 92.5       $    -
=================================================================================================================================
See Notes to Consolidated Financial Statements.


                                 FUND AMERICAN


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                           -----------------------------------
Millions                                                                      1996        1995         1994
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $   4.9    $   84.1    $    (23.2)
Charges (credits) to reconcile net income (loss)
 to cash flows from operations:
     Tax benefit from sale of discontinued operations                              -       (66.0)            -
     Cumulative effect of accounting change - purchased
      mortgage servicing, after tax servicing, after taxservicn                    -           -          44.3
     Undistributed earnings from unconsolidated insurance affiliates            (8.2)       (8.6)         (2.3)
     Compensation expense resulting from warrant extension                         -        46.2             -
     Net realized investment gains                                             (38.5)      (38.8)        (38.8)
     Decrease (increase) in mortgage loans held for sale                        66.1      (170.5)      1,088.0
     Gain on sales of mortgage servicing rights                                (10.1)      (40.0)            -
     Increase in unearned insurance premiums                                    37.6         2.7             -
     Increase in insurance premiums receivable                                  (6.9)       (1.3)            -
     (Decrease) increase in deferred insurance policy acquisition costs         (6.5)         .2             -
     Net increase in insurance loss reserves                                    21.2        12.3             -
     Write-off of goodwill and other intangible assets                          32.6           -             -
     Depreciation and amortization of servicing assets, goodwill
      and other                                                                 85.4        86.4          99.2
     Capitalized excess mortgage servicing income                              (10.1)       (7.4)        (16.7)
     Net change in current and deferred income taxes receivable
      and payable                                                               11.8        14.9          21.2
     Change in other assets                                                    (29.3)       (4.9)         24.8
     Change in accounts payable and other liabilities                           33.7        35.9          (7.3)
     Other, net                                                                  4.6        (7.0)          4.7
                                                                           -----------------------------------
Net cash provided from (used for) operating activities                         188.3       (61.8)      1,193.9
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net decrease in short-term investments                                     36.1        15.6         133.3
     Sales and maturities of common stocks and other investments               229.8       204.5         338.2
     Sales and maturities of fixed maturity investments                        131.7        62.1             -
     Purchases of common stocks and other investments                          (85.0)      (63.7)       (137.8)
     Purchases of fixed maturity investments                                  (180.8)      (48.8)        (48.5)
     Acquisitions of consolidated insurance affiliates                         (13.2)      (42.2)            -
     Investments in unconsolidated insurance affiliates                       (107.6)      (33.0)        (44.0)
     Collections on mortgage origination and servicing assets                  160.9       192.7         232.3
     Additions to purchased mortgage servicing rights                          (40.5)      (82.1)        (90.1)
     Originated mortgage servicing rights                                      (38.0)      (31.2)            -
     Proceeds from sales of mortgage servicing rights                           11.7       181.1          70.2
     Additions to other mortgage origination and servicing assets             (189.8)     (150.4)       (242.8)
     Net (purchases) sales of fixed assets                                      (7.3)         .4          (3.6)
                                                                           -----------------------------------
Net cash (used for) provided from investing activities                         (92.0)      205.0         207.2
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net (repayments) issuances of short-term debt                             (36.2)       96.5      (1,314.5)
     Issuances of long-term debt                                                15.0           -             -
     Repayments of long-term debt                                                  -       (93.7)        (23.9)
     Proceeds from issuances of preferred stock by subsidiary                      -           -          96.9
     Redemptions of preferred stock                                                -       (75.0)        (82.0)
     Purchases of common stock retired                                         (66.3)      (65.5)        (78.8)
     Cash dividends paid to shareholders                                        (5.9)       (6.4)        (10.8)
     Other                                                                       (.8)        2.1           2.8
                                                                           -----------------------------------
Net cash used for financing activities                                         (94.2)     (142.0)     (1,410.3)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash during year                                      2.1         1.2          (9.2)
Cash balance at beginning of year                                                2.7         1.5          10.7
                                                                           -----------------------------------
Cash balance at end of year                                                  $   4.8    $    2.7    $      1.5
==============================================================================================================

See Notes to Consolidated Financial Statements.

                                 FUND AMERICAN

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Fund American's principal businesses are conducted through White Mountains and Source One. White Mountains is an insurance holding company principally engaged through its subsidiaries and affiliates in the businesses of property and casualty insurance, financial guaranty insurance and reinsurance. Source One is one of the largest mortgage banking companies in the United States. Fund American also owns a passive investment portfolio.

  The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

INVESTMENT SECURITIES

  Under the provisions of SFAS No. 115, substantially all of Fund American's portfolio of common equity securities, fixed maturity investments and other investments are classified as securities available for sale and are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

  Other investments include: non-redeemable preferred and common equity securities having no established public market value and carried at internally appraised fair value; securities which, due to restrictions regarding resale, are carried at a discount to the quoted market value for similar unrestricted securities; investment partnership interests accounted for using the equity method; mortgage loans held for investment; residual interests in REMIC's; interest rate floor contracts; and principal-only swap agreements. Mortgage loans held for investment are stated at the lower of cost or fair value, determined on an individual loan basis at the time the permanent investment decisions were made. REMICs are classified as held to maturity and are carried at amortized cost using a method which approximates the effective yield method of amortization. Interest rate floor contracts and principal-only swap agreements are considered held for interest rate risk management purposes and are carried at fair value with unrealized gains and losses reported in net gain on financial instruments.

  Short-term investments are carried at amortized cost which approximated fair value as of December 31, 1996 and 1995. Short-term mortgage-backed securities are classified as trading securities and are stated at fair value with unrealized gains and losses, if any, reported in income.

  Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

  Realized gains and losses resulting from sales of investment securities or from other than temporary impairments of value are accounted for using the specific identification method.

INSURANCE OPERATIONS

  Premiums are taken into income as earned on a daily pro rata basis over the terms of the policies. Unearned premiums represent the portion of premiums applicable to future insurance coverage provided by policies in force. As of December 31, 1996, White Mountains' insurance subsidiaries insured property and casualty risks in Arizona, California, Idaho, New Hampshire, Oregon, Texas, Utah and Washington.

                                 FUND AMERICAN

  Policy acquisition costs include commissions and other costs that vary with and are primarily related to the acquisition of new and renewal insurance policies. Policy acquisition costs are deferred and amortized over the terms of the applicable policies.

  Losses and loss adjustment expenses are charged against income as incurred. Unpaid losses and loss adjustment expenses are based on estimates by claims adjusters, legal counsel and actuarial staff of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses net of estimated salvage and subrogation recoveries. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

  In the normal course of business, White Mountains' insurance subsidiaries seek to reduce the loss that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. White Mountains' insurance subsidiaries remain contingently liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.

  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves, and loss and loss adjustment expense reserves, (i.e., prepaid reinsurance premiums and reinsurance recoverable on unpaid losses, respectively) are not material and have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. White Mountains' insurance subsidiaries have not entered into any surplus relief reinsurance arrangements or similar arrangements designed to materially enhance statutory surplus.

MORTGAGE ORIGINATION AND SERVICING

  Fund American acquired Source One in 1986. The purchase price paid for Source One in 1986 was in excess of the estimated fair value of the net assets acquired on that date and was allocated to goodwill. Prior to December 1996 Source One's goodwill was being amortized over 20 years. In December 1996 Fund American wrote off the remaining unamortized balance of Source One's goodwill and certain other intangible assets. See Note 5.

  Mortgage loans held for sale are stated at the lower of aggregate cost or fair value.

  Conventional mortgage loans are placed on a non-accrual basis when delinquent 90 days or more as to interest or principal. Interest on delinquent FHA insured loans is accrued at the insured rate beginning on the sixty-first day of delinquency. Interest on delinquent VA guaranteed loans is accrued at the loan rate during the period of delinquency.

  Gains and losses from sales of mortgage loans are recognized when the proceeds are received. Loan origination fees, net of certain direct costs, have been deferred and are recognized as income when the related mortgage loans are sold. Discounts from the origination of mortgage loans held for sale are deferred and recognized as adjustments to gains or losses on sales.

  Capitalized mortgage servicing includes certain costs incurred in the origination and acquisition of mortgage servicing rights which are deferred and amortized over the expected life of the loan. The total cost of acquiring mortgage loans, either through origination activities or purchase transactions, is allocated between the mortgage servicing rights and the loans based on their relative fair values. The fair values of mortgage servicing rights are estimated by calculating the present value of the expected future cash flows associated with such rights, incorporating assumptions that market participants would use in their estimates of future servicing income and expense. A current market rate is used to discount estimated future cash flows. Impairment of mortgage servicing

                                 FUND AMERICAN

rights is measured on a disaggregated basis by stratifying the mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

  Capitalized mortgage servicing also includes the present value of future servicing revenue in excess of normal servicing revenue on loans sold with servicing retained. Such "excess servicing" is deferred and amortized using a method that relates the anticipated servicing revenue to total projected servicing revenue to be received over the expected life of the loan. Impairment tests for excess servicing are performed on a disaggregated basis. The original discount rate is used to discount excess servicing future cash flows.

  Pool loan purchases, which are carried at cost, represent FHA insured, VA guaranteed and conventional loans which were either delinquent or in the process of foreclosure at the time they were purchased from GNMA, FNMA or FHLMC mortgage-backed security pools which Source One services or, to a lesser degree, from private investors. Interest is accrued on these purchased loans at a rate based on expected recoveries.

  Mortgage claims receivable represent claims filed primarily with FHA and VA. These receivables are carried at cost less an estimated allowance for amounts that are not fully recoverable from the claims filed with the underlying mortgage insuring agencies.

  Real estate acquired is stated at the lower of net realizable value or the recorded balance satisfied at the date of acquisition, as determined on an individual property basis. Costs related to holding the properties are charged to expense as incurred.

  The allowance for mortgage loan losses is based on an analysis of the mortgage loan servicing portfolio and, in management's judgment, is adequate to provide for estimated losses.

  Mortgage servicing revenue represents fees earned for servicing real estate mortgage loans owned by investors and late charge income. The servicing fees are calculated based on the outstanding principal balances of the loans serviced and are recognized together with late charge income when received.

  Source One adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65, as of January 1, 1995. SFAS No. 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. In accordance with SFAS No. 122, financial statements prior to 1995 have not been restated.

EARNINGS PER SHARE

  For purposes of earnings per share, common stock equivalents include stock options, warrants and non-cash performance shares. The Series D Preferred Stock was not a common stock equivalent.

  Primary earnings per share amounts are based on the weighted average number of common shares and dilutive common stock equivalents outstanding. In the calculation, income is adjusted for any preferred stock dividends. The weighted average shares used in the primary computation were 8,110,143; 8,581,456 and 9,405,093 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution. Income is adjusted for any preferred stock dividends when the preferred shares are anti-dilutive. The weighted average shares used in the fully diluted computation were 8,110,229; 9,189,054 and 9,408,785 for the years ended December 31, 1996, 1995 and 1994, respectively.

FUTURE APPLICATION OF ACCOUNTING STANDARD

  SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in June 1996. SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivable and will change Source One's method of measuring the value of its capitalized excess servicing asset. In November 1996 the effective date of certain provisions of SFAS No. 125, including those impacting Source

                                 FUND AMERICAN

One's capitalized excess servicing asset, was proposed to be deferred and is expected to become effective for all transfers of financial assets occurring after December 31, 1997. Earlier or retroactive application of SFAS No. 125 is not currently permitted. The Company has not yet determined what impact, if any, the adoption of this statement will have on its financial position or results of operations.


NOTE 2.  INSURANCE OPERATIONS

CONSOLIDATED INSURANCE OPERATIONS RECENTLY ACQUIRED AND FORMED

  On December 1, 1995, White Mountains acquired Valley and Charter for $41.7 million in cash less $3.0 million of purchase price adjustments. The purchase price for Valley and Charter was paid with proceeds from sales and maturities of short-term investments. Valley's wholly owned subsidiary, Valley Insurance Company, is an "A" rated, Northwest-based property and casualty company which writes personal and commercial lines through independent agents. In 1996 Valley Insurance Company wrote $81.9 million of direct premiums primarily in Oregon, Washington and California. Charter's wholly owned subsidiary, Charter Indemnity Company, wrote $70.0 million of gross non-standard automobile insurance premiums in Texas during 1996. The purchase price paid for Valley and Charter was $.9 million less than the aggregate book value and estimated fair value of the net assets of the companies on the date of acquisition. The resulting negative goodwill is being amortized to income on a straight-line basis over five years.

  WMIC, a New Hampshire licensed commercial property and casualty insurance company, commenced its operations in September 1995 and wrote $2.4 in direct premiums during the year ended December 31, 1996. WMIC is currently licensed to write business in Maine, Massachusetts, New Hampshire and Vermont and is expected to expand its operations to other states as additional state approvals are obtained. WMIC is a wholly-owned subsidiary of Valley Insurance Company.

  On January 19, 1996, Valley Insurance Company purchased Valley National for $13.2 million, net of cash balances acquired. Valley National is licensed to write property and casualty insurance in 48 states. Assets acquired pursuant to the Valley National acquisition included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. Valley National wrote its first policies in December 1996 and is expected to expand its operations in 1997. The purchase price paid for Valley National exceeded the fair value of the tangible assets received. The excess purchase price of $6.4 million is being amortized over a five year period.



LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

  The following table summarizes the Insurance Companies' loss and loss adjustment expense reserve activity for the years ended December 31, 1996 and 1995:



--------------------------------------------------------------------------
                                                  Year Ended December 31,
                                               ---------------------------
Millions                                            1996             1995
--------------------------------------------------------------------------
Beginning balance                                          $ 44.1    $   -
Reserves acquired through the purchase
 of Valley and Charter                                          -     39.9
Estimated losses and loss adjustment
 expenses incurred                                           82.1      5.2
Reserve strengthening for prior
 periods' losses and loss adjustment expenses                 3.8      3.0
Losses and loss adjustment expenses paid                    (64.6)    (4.0)
                                               ---------------------------
Ending balance                                             $ 65.4    $44.1
==========================================================================


                                 FUND AMERICAN

ADDITIONAL INSURANCE OPERATIONS INFORMATION

  Under the insurance laws of the various states under which the Insurance Companies are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by the Insurance Companies in the future.

  Total policyholders' surplus of the Insurance Companies, as reported to various regulatory authorities, as of December 31, 1996 and 1995, was $81.4 million and $86.8 million, respectively. The principal differences between the Insurance Companies' statutory amounts and the amounts reported in accordance with GAAP are not material and include deferred taxes, surplus debentures and deferred acquisition costs. The Insurance Companies' statutory policyholders' surplus at December 31, 1996, was in excess of the minimum requirements of relevant state insurance regulations. The Insurance Companies' ability to pay dividends is limited by the statutory capital requirements. At December 31, 1996, $75.6 million of the Insurance Companies' statutory surplus was unavailable for the payment of dividends to its shareholders without prior approval of regulatory authorities.


NOTE 3.  TAX BENEFIT FROM SALE OF SUBSIDIARY


  On January 2, 1991, the Company sold Fireman's Fund to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to the Company's estimated tax loss from the sale. Since 1991 the Company has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters.

  The conclusion in 1995 of IRS audits of Fund American's Federal income tax returns for all years through December 31, 1985, resolved certain of the tax matters affecting the amount of the Company's deductible tax loss from the sale of Fireman's Fund and the Company, therefore, re-estimated its tax reserve. As a result of the reserve re-estimation, the Company included in its 1995 income statement an additional $66.0 million income tax benefit from the sale.

  The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to Fund American's 1990 or prior years' Federal income tax returns, the results of further IRS audits and other matters affecting the amount of the deductible tax loss from the sale.

NOTE 4.  INVESTMENT SECURITIES

  Net investment income consisted of the following:


-----------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                            -----------------------------
Millions                                                        1996     1995      1994
-----------------------------------------------------------------------------------------
Investment income:
     Mortgage loans held for sale                           $   39.3    $ 35.9    $  66.6
     Fixed maturity investments                                 10.4       9.0        3.3
     Short-term investments                                      6.6       6.6        7.8
     Common equity securities                                    4.3       2.5       11.1
     Other                                                      (2.3)      1.7        2.0
                                                            -----------------------------
Total investment income                                         58.3      55.7       90.8
Less investment expenses and other charges                      (1.0)      (.3)       (.6)
                                                            -----------------------------
Net investment income, before tax                           $   57.3    $ 55.4    $  90.2
=========================================================================================

   Net realized investment gains and changes in net unrealized investment gains and losses were as follows:

                                 FUND AMERICAN

-----------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
                                                              ---------------------------
Millions                                                        1996      1995       1994
-----------------------------------------------------------------------------------------
Gross realized investment gains                               $ 43.3    $ 46.3    $  67.0
Gross realized investment losses                                (4.8)     (7.5)     (28.2)
                                                              ---------------------------
Net realized investment gains                                   38.5      38.8       38.8
Net unrealized investment gains (losses) (a)                    68.0      20.0      (82.4)
                                                              ---------------------------
Total net investment gains (losses), before tax               $106.5    $ 58.8    $ (43.6)
=========================================================================================

(a) Excludes net unrealized investment gains and losses recorded from Fund American's investments in unconsolidated insurance affiliates.


  Sales of investments, excluding short-term investments, totalled $364.1 million, $252.1 million and $340.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The components of ending net unrealized investment gains and losses were as follows:


--------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------
Millions                                                    1996      1995
--------------------------------------------------------------------------
Investment securities:
    Unrealized investment gains                          $ 121.0    $ 54.5
    Unrealized investment losses                             (.8)     (2.3)
                                                      --------------------
Total investment securities                                120.2      52.2
Net unrealized gains from investments                       22.1       6.1
 in unconsolidated insurance affiliates
                                                      --------------------
Total net unrealized investment gains, before tax        $ 142.3    $ 58.3
==========================================================================


  The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of fixed maturity investments as of December 31, 1996 and 1995, were as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 1996
                                                     -------------------------------------------------------------------
                                                            Cost or            Gross             Gross
                                                          amortized       unrealized        unrealized      Carrying
Millions                                                       cost            gains            losses         value
------------------------------------------------------------------------------------------------------------------------
U. S. Government and agency obligations                    $ 63.6            $ .8              $  (.1)        $ 64.3
U S WEST, Inc. redeemable preferred stock                    49.1               -                   -           49.1
Debt securities issued by industrial corporations            31.3              .3                 (.1)          31.5
GNMA Mortgage-backed securities                               9.1               -                   -            9.1
Aggregate of holdings less than $10 million                   1.4               -                   -            1.4
                                                     -------------------------------------------------------------------
     Total fixed maturity investments                      $154.5            $1.1              $  (.2)        $155.4
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 1996
                                                     -------------------------------------------------------------------
                                                            Cost or            Gross             Gross
                                                          amortized       unrealized        unrealized      Carrying
Millions                                                       cost            gains            losses         value
------------------------------------------------------------------------------------------------------------------------
U S WEST, Inc. redeemable                                  $ 48.8            $  -              $   -          $ 48.8
 preferred stock
State and municipal                                          33.3              .1                (.1)           33.3
 obligations
U. S. Government and                                         23.5              .7                  -            24.2
 agency obligations
Aggregate of holdings less                                    4.2              .2                  -             4.4
 than $10 million
                                                     -------------------------------------------------------------------
     Total fixed maturity investments                      $109.8            $1.0              $ (.1)         $110.7
=========================================================================================================================

                                 FUND AMERICAN

  The cost or amortized cost and carrying value of fixed maturity investments at December 31, 1996 and 1995, are shown below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                     -------------------------------------------------------------------
                                                                    1996                              1995
                                                     ---------------------------------   -------------------------------
                                                            Cost or                            Cost or
                                                          amortized         Carrying         amortized      Carrying
Millions                                                       cost            value              cost         value
------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                     $  7.1           $  7.1            $  3.0         $  3.0
Due after one year through five years                          6.6              6.6              16.7           17.2
Due after five years through ten years                        98.2             98.5              60.0           60.1
Due after ten years                                           33.5             34.1              30.1           30.4
GNMA Mortgage-backed securities                                9.1              9.1                 -              -
                                                     -------------------------------------------------------------------
     Total                                                  $154.5           $155.4            $109.8         $110.7
========================================================================================================================

    Non-cash exchanges of investment securities totalling $2.3 million, $90.4 million and $.3 million during 1996, 1995 and 1994, respectively, are not reflected in the Consolidated Statements of Cash Flows.


                          NOTE 5.  MORTGAGE SERVICING

      Source One services loans throughout the United States. Source One's portfolio of mortgage loans serviced (including loans subserviced, interim servicing contracts and portfolios under contract to acquire but excluding loans sold but not transferred) totalled $29.2 billion and $31.8 billion as of December 31, 1996 and 1995, respectively. The servicing portfolio included GNMA guaranteed mortgage-backed securities of $13.5 billion and $10.7 billion as of December 31, 1996 and 1995, respectively. The following table summarizes the mortgage loan servicing portfolio as of December 31, 1996:



                                                         Weighted average
                             -------------------------------------------------------------------
                             Outstanding                                              Remaining
                              principal          Loan                       Net      contractual
                               balance          balance       Interest   servicing       life
                              (millions)      (thousands)       rate      fee rate     (months)
------------------------------------------------------------------------------------------------
Loan Type:
     Residential:
        Conventional             $12,266         $ 69           8.41%         .409%       213
        FHA                        9,546           51           8.85          .434        271
        VA                         4,525           52           8.54          .434        260
     Commercial                       73          695           7.49          .154        166
                           -------------
                                  26,410           58           8.59          .422        242
Subservicing                       2,791
                           -------------
Total servicing portfolio        $29,201
================================================================================================

  The servicing fee rates in the preceding table are shown after deducting applicable guarantee fees. Guarantee fees, when applicable, range from six basis points for governmental loans to approximately 30 basis points for certain conventional loans. Certain loans sold to private investors have no guarantee fees.

                                 FUND AMERICAN

  The following tables summarize Source One's mortgage loan servicing portfolio by interest rate range and by location of property:


------------------------------------------------------------------------------------------------------------
                                 December 31, 1996                             December 31, 1995
                        ------------------------------------         ---------------------------------------
                                      Aggregate     Weighted                        Aggregate     Weighted
                        Number        principal      average          Number        principal      average
Interest rate             of           balance      interest            of           balance      interest
range                    loans        (millions)      rate             loans        (millions)      rate
-----------------      -------------------------------------         ---------------------------------------
5.99% and lower           1,239       $    87        5.49%             2,674        $   114          5.51%
6.00% - 6.49%             5,477           291        6.22              8,208            434          6.19
6.50% - 6.99%            18,449         1,443        6.71             25,192          2,077          6.69
7.00% - 7.49%            51,791         3,416        7.15             64,052          4,573          7.16
7.50% - 7.99%            71,954         5,436        7.63             84,899          6,745          7.63
8.00% - 8.49%            62,120         4,455        8.10             60,843          4,315          8.10
8.50% - 8.99%            77,020         4,043        8.58             80,936          4,217          8.60
9.00% - 9.49%            37,690         2,049        9.06             38,939          2,234          9.08
9.50% - 9.99%            69,506         3,614        9.57             57,131          3,185          9.60
10% and above            83,533         4,367       10.49             71,177          3,937         10.55
                       -------------------------------------         ---------------------------------------
Total                   478,779       $29,201        8.48%           494,051        $31,831          8.33%
============================================================================================================


------------------------------------------------------------------------------------------------------------
                                 December 31, 1996                             December 31, 1995
                        ------------------------------------         ---------------------------------------
                                      Aggregate                                     Aggregate
                        Number        principal    Percentage         Number        principal    Percentage
                          of           balance    of servicing          of           balance    of servicing
State                    loans        (millions)   portfolio           loans        (millions)   portfolio
-----------------      -------------------------------------         ---------------------------------------
California               67,559       $ 5,811       19.9%             73,865        $ 6,668         20.9%
New York                 43,406         2,555        8.7              45,830          2,803          8.8
Washington               26,583         2,054        7.0              30,064          2,386          7.5
Texas                    31,603         1,673        5.7              28,841          1,705          5.4
Florida                  29,463         1,495        5.1              28,123          1,502          4.7
Illinois                 26,873         1,128        3.9              18,486          1,291          4.1
Michigan                 17,836         1,157        4.0              30,235          1,308          4.1
New Jersey               14,446           979        3.4              15,201          1,056          3.3
Arizona                  15,657           899        3.1              15,751            949          3.0
Virginia                 16,116           840        2.9              15,481            826          2.6
Other                   189,237        10,610       36.3             192,174         11,337         35.6
                        ------------------------------------         ---------------------------------------
Total                   478,779       $29,201      100.0%            494,051        $31,831        100.0%
============================================================================================================

  The tables above include $2,791 million and $4,039 million outstanding principal balance of loans subserviced for others as of December 31, 1996 and 1995, respectively.

  Escrow funds of approximately $207.8 million and $236.0 million as of December 31, 1996 and 1995, respectively, relating to mortgages serviced and subserviced, were held in non-interest bearing accounts at non-affiliated banks and are not included in the consolidated financial statements.

  Source One has in force an errors and omissions policy in the amount of $20.0 million. Primary fidelity coverage with a single loss limit of $20.0 million and an aggregate loss limit of $40.0 million is provided under a Fund American master policy for which Source One pays a portion of the premium.

  In December 1996, Fund American wrote off all $33.6 million pretax ($30.0 million after tax) of the remaining unamortized balance of goodwill and certain other intangible assets related to Source One. During 1996, Fund American had been re-assessing the recoverability of goodwill and certain other intangible assets related to Source

                                 FUND AMERICAN

One and, in the fourth quarter of 1996, determined that it should write-off all such assets related to Source One. Factors considered in the determination to write-off all Source One's goodwill were (i) increased competition and industry consolidation during 1996 which had adversely impacted the value of both the mortgage loan production and servicing operations of Source One and (ii) the attainment of a definitive agreement in the fourth quarter of 1996 to sell the majority of Source One's mortgage servicing portfolio at essentially book value.



NOTE 6.  CAPITALIZED SERVICING


  Source One estimates the fair values of its mortgage servicing rights by calculating the present value of the expected future cash flows associated with such rights. In making those estimates, Source One incorporates assumptions that market participants would use in their estimates of future servicing income and expense.

  To measure impairment of the mortgage servicing rights, Source One stratifies its mortgage loan servicing portfolio based on the portfolio's predominant risk characteristics which have been determined to be prepayment, default and operational risks. In estimating fair value, Source One used market consensus prepayment rates and discounted the future cash flows using discount rates that approximate current market rates. The prepayment assumptions used in the estimation of fair values are based on market prepayment expectations. The fair value of each stratum is computed and compared to its recorded book value to determine if a valuation allowance, or recovery of a previously established valuation allowance, is required.

  As of December 31, 1996, Source One's $17.0 billion mortgage servicing portfolio to be sold in 1997 was valued as one stratum using the market price as indicated by the purchase and sale agreement with the third party purchaser. Accordingly, Source One evaluated the predominant risk characteristics on the remaining owned servicing portfolio which was stratified by interest rate, loan type (investor), original term to maturity and principal recourse. The discount rates used to estimate fair value were 10.5% for conventional loans, 12.0% for insured loans and, for 1996, 21.0% for recourse loans. As a result of refining the calculation during 1996 on its remaining owned servicing portfolio, Source One recognized $13.4 million of additional pretax impairment during the fourth quarter of 1996. As of December 31, 1995, the entire servicing portfolio was stratified by interest rate, loan type (investor) and original term to maturity.

  The discount rate and prepayment assumptions are significant factors used in estimating the fair value of Source One's mortgage servicing rights and could be significantly impacted by changes in interest rates. Accordingly, it is likely that management's estimate of the fair value of the capitalized servicing asset will change from time to time due to changes in interest rates.

  The following table summarizes the fair value of mortgage servicing rights and certain characteristics of Source One's servicing portfolio related to such mortgage servicing rights by loan type as of December 31, 1996:


-----------------------------------------------------------------------------------------------------------------------------------

                                  Fair value            Principal             Weighted            Weighted            Weighted
                                 of mortgage             balance              average             average             average
                              servicing rights          serviced (a)          interest            maturity            service
Loan type                         (millions)            (millions)              rate              (months)              fee
-----------------------------------------------------------------------------------------------------------------------------------

Insured                           $207.3                  $11,933              8.88%                264                 .45%

Conventional                       124.3                    7,855              8.44                 215                 .38

Recourse                            26.4                    2,188              8.72                 214                 .31

Adjustable rate                     16.2                      997              7.97                 301                 .31

                               ----------------------------------
Total                             $374.2                  $22,973              8.67%                244                 .41%

==================================================================================================================================

    (a) Excludes $2.8 billion of subservicing and $3.4 billion of mortgage servicing rights related to originations not capitalized prior to the adoption of SFAS No. 122.

                                 FUND AMERICAN

  The 1995 adoption of SFAS No. 122 as it relates to the capitalization of originated mortgage servicing rights resulted in the recognition of an additional pretax gain on sales of mortgages of $27.2 million for the year ended December 31, 1995. The impairment provisions of SFAS No. 122 resulted in a pretax charge of $28.0 million for 1995.

  In 1994 Source One adopted an accounting methodology that measured impairment of the purchased mortgage servicing rights asset on a disaggregated basis by discounting estimated future cash flows using a current market rate. Prior to 1994 Source One measured impairment of the purchased mortgage servicing rights asset on a disaggregated basis including a cost of capital charge for estimating future cash flows. The adoption of the new accounting methodology, recorded as a cumulative adjustment as of January 1, 1994, resulted in a $68.1 million pretax, $44.3 million after tax, charge to income for 1994.

  Source One estimates the fair value of its capitalized excess servicing asset by discounting the anticipated future cash flows over the estimated life of the related loans. Source One uses interest only ("I/O") strip interest rates as quoted by market participants to determine the appropriate discount rates and prepayment speed assumption rates that are based on interest rates, loan types and original term to maturity. The discount rate used to capitalize excess servicing for the year ended December 31, 1996, ranged from 12.0% to 12.6%; was 12.0% for the year ended December 31, 1995; and ranged from 8.0% to 10.0% for the year ended December 31, 1994. For the years ended December 31, 1996, 1995 and 1994, the weighted average discount rates inherent in the carrying amount of the capitalized excess servicing asset were 10.4%, 10.0% and 9.1%, respectively.

   The following table summarizes changes in Source One's capitalized servicing asset:

--------------------------------------------------------------------------------------------------------------------
                                                                                              Deferred
                                                                                              gain on       Total
                                          Purchased    Originated      Excess    Valuation    sale of    capitalized
Millions                                  servicing    servicing     servicing   allowance   servicing    servicing
--------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1994                 $ 570.2     $   -         $ 96.5      $    -      $    -       $ 666.7
Cumulative effect of
   accounting change                          (68.1)        -              -           -           -         (68.1)
Additions                                      69.7         -           16.7           -       (19.9)         66.5
Scheduled amortization                        (61.7)        -          (12.1)          -           -         (73.8)
Impairment and unscheduled
 amortization                                 (12.8)        -            (.4)          -           -         (13.2)

Amortization of deferred gain                     -         -              -           -         2.7           2.7
Sales                                         (21.7)        -          (28.6)          -           -         (50.3)
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                 475.6         -           72.1           -       (17.2)        530.5
Additions                                      64.2      31.2            7.4           -           -         102.8
Scheduled amortization                        (43.9)     (1.4)          (7.5)          -           -         (52.8)
Impairment and unscheduled
   amortization                                   -         -            (.5)      (28.0)          -         (28.5)
Amortization of deferred gain                     -         -              -           -         4.2           4.2
Sales                                        (132.4)        -          (26.7)          -           -        (159.1)
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                 363.5      29.8           44.8       (28.0)      (13.0)        397.1
Additions                                      77.4      38.0           10.1           -           -         125.5
Scheduled amortization                        (56.7)     (6.3)          (6.9)          -           -         (69.9)
Impairment and unscheduled
   amortization                                   -         -           (1.1)        (.9)          -          (2.0)
Amortization of deferred gain                     -         -              -           -         6.1           6.1
Sales                                         (37.7)        -           (8.2)          -           -         (45.9)
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996               $ 346.5     $61.5         $ 38.7      $(28.9)     $ (6.9)      $ 410.9
====================================================================================================================

                                 FUND AMERICAN

  During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million. During 1995 Source One sold the rights to service $11.0 billion of mortgage loans for net proceeds of $199.1 million, resulting in a pretax gain of $40.0 million. During 1994 Source One sold the rights to service $3.9 billion of mortgage loans for net proceeds of $70.2 million and continues to service a portion of these loans pursuant to a subservicing agreement. A gain of $19.9 million was deferred in 1994 and is being recognized as income over the five-year life of the subservicing agreement. In the fourth quarter of 1996, the third party sold the rights to service approximately $1.0 billion of these loans subserviced by Source One which resulted in Source One recognizing $2.4 million of the deferred gain on an accelerated basis.



NOTE 7.  MORTGAGE LOANS HELD FOR SALE AND POOL LOAN PURCHASES


  The following tables summarize Source One's mortgage loans held for sale and pool loan purchases:


 -------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                       ---------------------
Millions                                                                 1996         1995
--------------------------------------------------------------------------------------------
Adjustable rate mortgage loans, weighted average
  interest rates of 6.60% and 6.55%                                    $ 35.1         $ 17.5
Fixed rate five year through 20 year mortgage loans,
  weighted average interest rates of 7.73% and 7.47%                     51.2           59.5
Fixed rate 30 year mortgage loans, weighted average
  interest rates of 8.19% and 7.89%                                     228.0          383.0
                                                                       ---------------------
Total principal amount                                                  314.3          380.1
Net premiums                                                               .6             .9
                                                                       ---------------------
Total mortgage loans held for sale                                     $314.9         $381.0
============================================================================================

--------------------------------------------------------------------------------------------
                                                               December 31,
                                          --------------------------------------------------
                                          Principal balance                  Number of loans
                                          -----------------                  ---------------
Dollars in Millions                         1996    1995                       1996    1995
-----------------------------------------------------------                  ---------------
Loan type:  FHA                           $ 89.9  $ 77.6                       1,621   1,433
            VA                              35.3    32.5                         592     545
            Conventional                     6.3     8.9                          75     106
                                          -----------------                  ---------------
Total pool loan purchases                 $131.5  $119.0                       2,288   2,084
============================================================================================

                                 FUND AMERICAN
NOTE 8.  DEBT

SHORT-TERM DEBT

    Short-term debt outstanding consisted of the following:


-------------------------------------------------------------------------------
                                                                December 31,
                                                            -------------------
Millions                                                      1996       1995
-------------------------------------------------------------------------------
Charter:  Notes payable due in 1996 and 1997
 and lease obligations                                      $    1.7   $  20.8
                                                            ------------------
Source One:
  Commercial paper                                            362.2      256.6
  Credit agreement borrowings                                  45.0       64.5
  Debentures due in 1996                                          -       74.6
  Medium term notes due in 1996                                   -       29.7
  Less net discounts                                           (1.0)       (.8)
                                                           -------------------
     Total Source One                                         406.2      424.6
                                                           -------------------
Total short-term debt                                      $  407.9    $ 445.4
==============================================================================

  The weighted average interest rates of short-term debt outstanding during 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
                                                         Year Ended December 31,
                                                        ------------------------
                                                              1996       1995
--------------------------------------------------------------------------------
Parent Company:
  Revolving credit facility                                    5.82%      6.57%
  Loan guarantee                                                  -       5.36%
Charter:  Notes payable                                        6.50%      6.50%
Source One:
  Commercial paper                                             5.69%      6.14%
  Credit agreements and bid loans                              6.19%      6.57%
==============================================================================

  In June 1994 the Company entered into a revolving credit agreement with a syndicate of banks. Under the agreement, through August 9, 1996, the Company and certain of its subsidiaries could borrow up to $75.0 million at short-term market interest rates. The credit agreement contained certain customary covenants, including a $475.0 million minimum tangible net worth requirement and a minimum financial asset coverage requirement. At December 31, 1995, the Company had no borrowings outstanding under the agreement.

  In November 1996 the Company entered into a new revolving credit agreement with a syndicate of banks. Under the agreement, through November 25, 1997, the Company and certain of its subsidiaries may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement and a maximum leverage ratio requirement. At December 31, 1996, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

  In August 1993 the Company sold a $30.0 million principal amount secured loan receivable from the Company's Chairman to a third party. The Company had guaranteed repayment of the loan and, therefore, in accordance with GAAP, had reflected the guarantee of the loan as indebtedness on the balance sheet. The loan matured and was repaid on October 23, 1995.

  In November 1995 Charter issued two notes totalling $20.2 million. Certain of the notes were due in 1996 and other notes could be extended to be payable in three equal installments in 1997, 1998 and 1999. During 1996 Charter elected to extend the maturity of $3.2 million of notes payable. The notes are collateralized by certain assets of Charter.

                                 FUND AMERICAN

  Source One has a $650.0 million domestic and Euro commercial paper program. The weighted average number of days to maturity of commercial paper outstanding at December 31, 1996 and 1995, was 23 days and 19 days, respectively.

  In August 1995 Source One entered into a $60.0 million unsecured revolving credit facility which expires in July 1997. As of December 31, 1996 and 1995, there was $45.0 million and $60.0 million outstanding under this arrangement, respectively. Source One also has a revolving credit agreement under which it can borrow up to $10.0 million through June 30, 1997. As of December 31, 1996 and 1995, there was $0 and $4.5 million outstanding under this agreement, respectively.

  In 1986 Source One issued $125.0 million of 8.25% debentures due November 1, 1996. During 1996 and 1995 Source One repurchased and retired $74.6 and $50.4 million in principal amount of these debentures, respectively.

  In 1989 Source One issued $40.0 million of medium-term notes due in 1996 and having a total weighted average interest rate of 9.65%. During 1996 and 1995 Source One repurchased and retired in principal amount $29.7 million and $10.3 million of these notes, respectively.

  In November 1996 Source One amended and restated its secured revolving credit agreement. The provisions of the amended agreement increased the size of the facility from $500 million to $750 million. The size of the facility may be further increased at Source One's option with bank concurrence up to $1.25 billion. Borrowings under the facility and commercial paper backed by the facility are secured primarily by Source One's mortgage loans receivable and mortgage servicing portfolio. The facility expires on November 12, 1999. As of December 31, 1996, Source One had no outstanding borrowings under this facility.

  Source One must comply with certain financial covenants provided in its secured and unsecured revolving credit facilities, including restrictions relating to tangible net worth and leverage. In addition, the secured facility contains certain covenants which limit Source One's ability to pay dividends or make distributions of its capital in excess of preferred stock dividends and subordinated debt interest requirements each year. Source One is currently in compliance with all such covenants.

  Under the credit agreements described above, Source One receives interest expense credits as a result of holding escrow and custodial funds in trust accounts at non-affiliated banks.


LONG-TERM DEBT

  Long-term debt outstanding consisted of the following:


-----------------------------------------------------------------------------
                                                              December 31,
                                                        ---------------------
Millions                                                  1996           1995
-----------------------------------------------------------------------------
Parent Company:
  Medium-term notes                                       $  116.2    $ 116.2
  Less net discounts                                           (.8)       (.9)
                                                        ---------------------
       Total Parent Company                                  115.4      115.3
                                                        ---------------------
Source One:
  Medium-term notes, 8.875% due in 2001                      138.4      138.4
  Debentures, 9.0% due in 2012                               100.0      100.0
  Subordinate debentures, 9.375% due in 2025                  56.0       56.0
  Less net discounts                                          (2.8)      (2.4)
                                                        ---------------------
       Total Source One                                      291.6      292.0
                                                        ---------------------
 Valley:  Medium-term notes                                   15.0          -
 Charter:  Notes payable in 1998 and 1999                      2.2          -
                                                        ---------------------
Total long-term debt                                      $  424.2    $ 407.3
=============================================================================

  During 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs. Proceeds from the issuance of the notes were used to repay an

                                FUND AMERICAN

existing revolving credit facility and for general corporate purposes. During 1995 and 1994 the Company repurchased $8.8 million and $25.0 million, respectively, in principal amount of the notes due February 2003. At December 31, 1996, the remaining outstanding notes had an average maturity of 6.4 years and an average yield to maturity of 7.82%.

  In November 1996 White Mountains and Valley entered into a five year credit facility under which they may borrow $50.0 million and $15.0 million, respectively, at market interest rates. The $15.0 million of borrowings under the facility available to Valley are guaranteed by White Mountains. The facility contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement, a maximum leverage ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum policyholders' surplus requirement. The facility also limits White Mountains' ability to pay dividends to its shareholders. As of December 31, 1996, White Mountains and its subsidiaries were in compliance with all covenants under the facility. During 1996 Valley borrowed $15.0 million under the facility with a weighted average interest rate of 5.825%. White Mountains had no borrowings during 1996 under the facility.

  In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001. During 1995 Source One repurchased and retired in principal amount $21.6 million of these notes.

  In 1992 Source One issued $100.0 million of 9% debentures due in 2012 pursuant to a $250.0 million shelf registration statement. The proceeds from issuance were used for general corporate purposes.

  On December 8, 1995, Source One exchanged and retired 2,239,061 shares of Source One Preferred Stock for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due on December 31, 2025. The subordinated debentures are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999. The non-cash portion of the exchange of subordinated debentures for Source One Preferred Stock is not reflected in the Consolidated Statements of Cash Flows.

  Total interest paid by Fund American for both short-term and long-term debt was $51.5 million, $47.9 million and $80.1 million in 1996, 1995 and 1994, respectively.


NOTE 9.  INCOME TAXES

  The Company and its qualifying subsidiaries file a consolidated Federal income tax return. The Federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.

  The total income tax provision (benefit) consisted of the following:

-----------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                         --------------------------------
Millions                                                        1996     1995      1994
-----------------------------------------------------------------------------------------
Tax on pretax earnings:
   Federal                                                $     18.1   $  16.6    $  20.2
   State and local                                                .8        .1         .3
                                                          -------------------------------
Income tax provision on pretax earnings                         18.9      16.7       20.5
Tax benefit from sale of discontinued operations                   -     (66.0)         -
Tax benefit from loss on early extinguishment of debt              -       (.2)         -
Tax benefit from cumulative effect of accounting change -
  purchased mortgage servicing                                     -         -      (23.8)
                                                          -------------------------------
Total income tax provision (benefit)                      $     18.9   $ (49.5)   $  (3.3)
----------------------------------------------------------===============================
Net income tax payments (recoveries)                      $      7.0   $   2.6    $   (.7)
----------------------------------------------------------===============================
Tax provision (benefit) recorded directly to
 shareholders' equity related to:
    Exercises of employee stock options and warrants      $        -   $    .2    $  (2.0)
    Changes in net unrealized investment gains and losses $     29.4   $   9.8    $ (29.5)
=========================================================================================

                                 FUND AMERICAN

  The components of the income tax provision (benefit) on pretax earnings follow:


----------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                             ---------------------------
Millions                                                        1996    1995      1994
----------------------------------------------------------------------------------------
Current provision                                            $  22.5    $ 26.4    $ 21.9
Deferred benefit                                                (3.6)     (9.7)     (1.4)
                                                             ---------------------------
     Total income tax provision on pretax earnings           $  18.9    $ 16.7    $ 20.5
========================================================================================

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of Fund American's net deferred Federal income tax asset and liability follow:


--------------------------------------------------------------------------
                                                           December 31,
                                                  ------------------------
Millions                                                 1996       1995
--------------------------------------------------------------------------
Deferred tax assets related to:
  Employee compensation and benefit accruals        $   32.8      $   30.3
  Capitalized mortgage servicing                        18.4          13.7
  Unearned insurance premiums                            4.9           2.3
  Allowance for mortgage loan losses                     4.8           4.8
  Other items                                           12.8          10.2
                                                  ------------------------
       Total deferred tax assets                        73.7          61.3
--------------------------------------------------------------------------
Deferred tax liabilities related to:
  Net unrealized investment gains                       49.0          13.4
  Earnings from insurance affiliates                     6.7           4.0
  Purchase accounting adjustments                        6.2          10.2
  Deferred acquisition costs                             4.6           2.3
  Other items                                            8.5           6.6
                                                  ------------------------
       Total deferred tax liabilities                   75.0          36.5
--------------------------------------------------------------------------
Net deferred Federal income tax (liability) asset   $   (1.3)     $   24.8
==========================================================================

  A reconciliation of taxes calculated using the 35% Federal statutory rate to the income tax provision on pretax earnings follows:


------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                    --------------------------
Millions                                              1996      1995      1994
------------------------------------------------------------------------------
Tax provision at Federal statutory rate             $  8.3    $ 12.3    $ 14.6
Differences in taxes resulting from:
   Minority interest dividends                         1.3       2.7       2.3
   Write-off of goodwill and other intangible
    assets                                             8.1         -         -
   Purchase accounting adjustments                      .7        .7        .7
   Dividends received deduction                       (2.3)     (1.9)     (2.2)
   Tax reserve adjustments                             4.2       2.3       4.6
   Other, net                                         (1.4)       .6        .5
                                                    --------------------------
Total income tax provision on pretax earnings       $ 18.9    $ 16.7    $ 20.5
==============================================================================

                                 FUND AMERICAN

  Sections 382 and 383 of the IRC impose limitations on the use of certain tax benefits by a corporation that undergoes a more than 50% ownership change. The tax benefits which may be limited include loss carryforwards and built-in losses and deductions existing on the date of ownership change. The annual limitation for the utilization of such benefits during a five-year post-change period is generally calculated by multiplying the value of the corporation (as defined by the IRC) at the time of the ownership change by an interest rate (a long-term tax-exempt bond rate defined by the IRC). While regulatory guidance on the subject is not complete, the Company believes that it had an ownership change during 1992 so as to make the Section 382 and 383 limitations applicable to Fund American. Fund American believes that the imposition of such limitations will not have a material adverse effect on its financial position or results of operations.


NOTE 10.  RETIREMENT AND POST-RETIREMENT PLANS

  In 1993 the Company and certain of its subsidiaries established nonqualified defined contribution plans for a select group of management employees for the purpose of providing retirement and postretirement benefits (the "Deferred Benefit Plans"). The amount of annual contributions to the Deferred Benefit Plans are determined using actuarial assumptions; however, participants in the Deferred Benefit Plans may choose between various investment options for their plan balances. At December 31, 1996 and 1995, Fund American's liability to participants pursuant to the Deferred Benefit Plans was $2.9 million and $1.9 million, respectively.

  In 1993 the Company and certain of its subsidiaries also established nonqualified plans for a select group of management employees for the purpose of deferring current compensation (the "Deferred Compensation Plans"). Pursuant to the Deferred Compensation Plans, participants may voluntarily defer all or a portion of qualifying remuneration payable by Fund American. Participants in the Deferred Compensation Plans may choose between various investment options for their plan balances. At December 31, 1996 and 1995, Fund American's liability to participants pursuant to the Deferred Compensation Plans was $21.8 million and $16.5 million, respectively.

  Through December 1, 1995, substantially all the employees of Valley and Charter were covered under a defined benefit pension plan sponsored by the former parent of Valley and Charter. Coverage for employees under that plan was terminated as of December 31, 1995. Valley established a new defined contribution plan for the benefit of substantially all Valley and Charter employees as of January 1, 1996. The new plan provides Valley and Charter employees with full credit for prior service. The pension cost and funding status of the new plan are not material to Fund American's financial statements.

  Substantially all Valley and Charter employees are eligible to participate in an employee savings plan qualified under Section 401(k) of the IRC (the "Valley 401(k) Plan"). Contributions to the Valley 401(k) Plan can be invested in various investment options which do not currently include Shares. There is an employer match provision to the Valley 401(k) Plan which is equal to 50% of the first 6% of employee compensation contributed to the plan, subject to IRC limits. Employees of the Company and White Mountains are eligible to participate in the Valley 401(k) Plan beginning January 1, 1997. Fund American expects to add Shares to the investment options offered under the Valley 401(k) Plan beginning in the third quarter of 1997.

  Source One established its defined benefit pension plan as of July 1, 1986, for the benefit of its employees. Benefits under the Source One plan are based on years of service and each employee's highest average eligible compensation over five consecutive years in his or her last ten years of employment. Funding of retirement costs complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Cash contributions made by Source One to the plan for the years ended December 31, 1996, 1995 and 1994, totalled $1.3 million, $1.7 million and $1.1 million, respectively.

  Source One also has a supplemental pension plan which is a nonqualified, unfunded benefit plan designed to provide supplementary retirement benefits for employees whose pensionable compensation exceeds statutory limits.

                                FUND AMERICAN

  The following table sets forth the pension cost and actuarial assumptions used in determining the funded status of Source One's qualified defined benefit pension plan:


-------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
                                                                ---------------------------
Dollars in millions                                                   1996    1995    1994
-------------------------------------------------------------------------------------------
PENSION COST FOR PERIOD:
Service cost for period                                               $ 1.6   $ 1.4   $ 1.6
Interest cost on projected benefit obligation                           1.6     1.4     1.3
Actual return on plan assets                                           (2.0)   (3.8)    1.0
Net amortization and deferral                                            .9     2.6    (1.5)
                                                                ---------------------------
Total pension cost                                                    $ 2.1   $ 1.6   $ 2.4
----------------------------------------------------------------===========================
FUNDED STATUS AT END OF PERIOD:
Actuarial present value of benefit obligation:
   Accumulated benefit obligation, including
      vested benefits of $16.6, $15.1 and $11.0                       $18.6   $17.2   $12.6
   Effect of projected future salary increases                          5.1     6.8     5.1
                                                                ---------------------------
Total projected benefit obligation                                     23.7    24.0    17.7
Plan assets at fair value                                              20.9    18.1    13.1
                                                                ---------------------------
Projected benefit obligation in excess of plan assets                   2.8     5.9     4.6
Aggregate of items not yet charged to earnings                          (.3)   (4.2)   (2.7)

                                                                ---------------------------
Pension cost accrued at end of period                                 $ 2.5   $ 1.7   $ 1.9
----------------------------------------------------------------===========================
ACTUARIAL ASSUMPTIONS:
Discount rate                                                          7.25%    7.0%    8.0%
Rate of increase in future compensation levels                          5.0%    6.0%    6.0%
Expected long-term rate of return on plan assets                        8.0%    8.0%    8.0%
===========================================================================================

   Total accrued postretirement benefit costs included in accounts payable and other liabilities for Source One employees was $3.5 million and $3.3 million at December 31, 1996 and 1995, respectively.


NOTE 11.  EMPLOYEE STOCK PLANS

  At the Company's 1995 Annual Meeting shareholders approved certain amendments to the Fund American Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for granting to executive officers and other key employees of the Company (and certain of its subsidiaries) various types of stock-based incentive awards including stock options and performance shares. At December 31, 1996, 430,000 Shares remained available for grants under the Incentive Plan.

  Stock options are rights to purchase a specified number of Shares at or above the fair market value of Shares at the time an option is granted. Stock options generally vest over a four year period and expire no later than ten years after the date on which they are granted.

  Performance shares are conditional grants of a specified maximum number of Shares or an equivalent amount of cash. The grants are generally payable, subject to the attainment of a specified return on equity, at the end of three to five year periods or as otherwise determined by the Compensation Committee of the Board. The Compensation Committee consists solely of non-management directors.

                                FUND AMERICAN

  The following table details the transactions applicable to non-qualified stock options to acquire Shares:


---------------------------------------------------------------
                                         Number  Exercise price
---------------------------------------------------------------
Balance at December 31, 1993 and 1994     7,125   $24.82-$32.60
   Exercised during 1995                  4,125   $       24.82
                                       ------------------------
Balance at December 31, 1995 and 1996     3,000   $27.13-$32.60
===============================================================

  All Fund American stock options outstanding during the three year period ended December 31, 1996, were fully vested and exercisable.

  Pursuant to the Incentive Plan 70,000 and 56,429 performance shares were granted in 1996 and 1995, respectively. No performance shares were granted in 1994. During 1996, no performance shares were cancelled and 10,650 performance shares were paid in cash. No performance shares were cancelled or paid during 1994 and 1995. At December 31, 1996, 235,529 performance shares were outstanding. Of the performance shares outstanding at December 31, 1996, 54,100 are valued as being equivalent to one Fund American Share plus one-half White River Share. The remaining 181,429 performance shares outstanding at December 31, 1996, are valued as being equivalent to one Fund American Share. The financial goal for full payment of the performance shares is the achievement of a 13% to 15% annual return on equity measured over the applicable performance periods.

  In 1985 the Company's Chairman purchased warrants from American Express Company ("American Express") entitling him to buy 1,700,000 Shares for $25.75 per Share. Warrants to purchase 420,000 Shares, 130,000 Shares and 150,000 Shares were exercised by the Chairman during 1992, 1994 and 1995, respectively, leaving warrants to purchase 1,000,000 Shares outstanding at December 31, 1995. Pursuant to a proposal approved by shareholders at the Company's 1995 Annual Meeting, the expiration date with respect to the warrants outstanding at December 31, 1995, was extended from January 2, 1996, to January 2, 2002. In accordance with APB No. 25, the warrant extension resulted in a $46.2 million pretax charge to compensation expense which was recorded in the second quarter of 1995. No warrants were exercised by the Chairman during 1996.

  Pursuant to certain anti-dilution adjustments related to the distribution of White River Shares to the Company's shareholders, the Chairman received in 1993 warrants entitling him to purchase 640,000 White River Shares for $8.18 per share, and the exercise price for the Chairman's warrants to purchase Fund American Shares was reduced to $21.66 per Share. The Chairman exercised all the warrants to purchase White River Shares on November 19, 1993.

  Source One has various long-term incentive plans which provide for the granting, to key senior management employees of Source One, stock-based and cash incentive awards. Awards made pursuant to the plans are payable upon the achievement of specified financial goals over multi-year periods.

  Source One also has a qualified employee stock plan. Contributions to this plan are determined at the discretion of Source One's Board of Directors. In October 1996 Source One amended this plan to add an employee savings plan feature qualified under Section 401(k) of the IRC. Contributions to the plan can be invested in various investments including Shares. There is no employer match provision to the plan.

  SFAS No. 123, "Accounting for Stock Based Compensation," was issued in October 1995. That standard requires significantly more disclosure regarding all employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue following existing accounting standards provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. Fund American has not adopted the recognition and measurement criteria of SFAS No. 123 and alternatively has chosen to disclose the pro forma effects of SFAS No. 123 as it relates to outstanding warrants and performance shares granted in 1995 and 1996, as follows:

                                 FUND AMERICAN



-----------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                                        ---------------------------
Millions, except per share amounts                               1996      1995
-----------------------------------------------------------------------------------
Net income (loss):
      As reported                                              $  4.9    $  84.1
      Pro forma                                                   (.9)     108.6
--------------------------------------------------------------------------------
Primary net income (loss) per share:
      As reported                                              $  .60    $  9.36
      Pro forma                                                  (.11)     12.21
--------------------------------------------------------------------------------
Fully diluted net income (loss) per share:
      As reported                                              $  .60    $  9.16
      Pro forma                                                  (.11)     11.82
================================================================================


NOTE 12.  MINORITY INTEREST - PREFERRED STOCK OF SUBSIDIARY


  In March 1994 Source One issued 4,000,000 shares of 8.42% Source One Preferred Stock, having a liquidation preference of $25.00 per share, for net cash proceeds of $96.9 million. On December 8, 1995, Source One exchanged and retired 2,239,061 shares of Source One Preferred Stock for $56.0 million in principal amount of subordinated debentures. The Source One Preferred Stock is not redeemable prior to May 1, 1999. In consolidation, dividends on the Source One Preferred Stock are included as a component of Fund American's interest expense.


NOTE 13.  SHAREHOLDERS' EQUITY

SERIES D AND E PREFERRED STOCK

  Through July 31, 1994, the Series D Preferred Stock had an annual dividend rate of 7.75% and was initially redeemable for cash or, at the Company's option, for Shares (based on the then current market value of Shares) on July 31, 1994. On August 1, 1994, the Company redeemed 22,778 shares of the Series D Preferred Stock for $82.0 million, an amount equal to the stock's liquidation preference. In accordance with the terms of the Series D Preferred Stock, the annual dividend rate for the remaining 20,833 shares of the Series D Preferred Stock outstanding was increased to 8.75% and the stock's term was extended to July 31, 1995. On July 31, 1995, the Company redeemed all 20,833 remaining shares of the Series D Preferred Stock for $75.0 million of cash, an amount equal to the stock's liquidation preference.


COMMON SHARE REPURCHASES

  During 1996, 1995 and 1994 the Company repurchased 779,077 Shares, 877,868 Shares and 1,128,057 Shares, respectively, for $66.3 million, $65.5 million and $78.8 million, respectively. All such repurchased Shares have been retired. At December 31, 1996, the Company had outstanding authorization to purchase an additional 250,923 Shares.

LOAN FOR COMMON STOCK ISSUED

  On December 30, 1992, pursuant to a request from the Board, the Company's Chairman, John J. Byrne, agreed to an early exercise of stock options and warrants to purchase 1,000,000 Shares. The Board's request reflected concerns regarding proposed tax legislation which could have limited or eliminated the Company's tax benefits from certain employee stock options and warrants exercised in 1993 and thereafter. To encourage exercise of the stock options and warrants, the Company provided a $30.0 million 4% secured loan to Mr. Byrne. The loan was reported on the December 31, 1994, balance sheet in other assets ($4.3 million) and shareholders' equity ($25.0 million). The non-recourse loan was fully repaid on its maturity date, October 23, 1995.

                                 FUND AMERICAN

  As approved by shareholders at the 1995 Annual Meeting, the Company entered into a five year employment contract (the "Agreement") with Mr. Byrne. The Agreement provided Mr. Byrne with the right to receive from the Company a guarantee of a loan obtained from a third party, in an amount up to $15.0 million, upon the maturity of his existing loan with the Company. In accordance with the Agreement, in October 1995 the Company guaranteed a $15.0 million loan from a third party to Mr. Byrne. The new loan is recourse to Mr. Byrne's net worth and has a term ending December 31, 1999, a market interest rate and otherwise standard commercial terms. The Company was not required to provide collateral protection for its guarantee of the loan and, accordingly, the loan guarantee is not recorded on the balance sheet.


COMMON STOCK DIVIDENDS

  During 1994 the Company did not pay regular cash dividends to holders of Shares. In the fourth quarter of 1995 the Board reinstated a $.20 regular quarterly dividend on Shares. During 1995 and 1996, the Company declared and paid cash dividends totalling $.20 and $.80 per Share, respectively. The Board currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time.


NOTE 14.  SHAREHOLDERS' RIGHTS PLAN

  The Board adopted in 1987, and in 1988 and 1993 amended, a Shareholders' Rights Plan under which rights to purchase preferred stock were distributed to shareholders at the rate of one right for each Share (the "Rights"). Each Right entitles the holder to purchase one one-thousandth of a share of the Company's Series A Cumulative Participating Preferred Stock ("Series A Preferred").

  The Rights enable the holders to acquire additional equity in either the Company or an "Acquiring Person," and are exercisable if an unrelated person or group (other than American Express or a wholly-owned subsidiary thereof, any subsidiary of the Company, any employee benefit plan of the Company or its subsidiaries or certain affiliates of the Company and certain persons who inadvertently and temporarily cross the 25% threshold) acquires beneficial ownership of 25% or more of the outstanding Shares (such a 25% or more beneficial owner is deemed an "Acquiring Person"). Thereafter, the Rights would trade separately from Shares and separate certificates representing the Rights would be issued. The terms of the Series A Preferred are such that each one one-thousandth of a share would be entitled to participate in dividends and to vote on an equivalent basis with one whole Share, along with other preferential dividend rights and preferential distribution rights in liquidation.

  Upon the existence of an Acquiring Person, the Rights would entitle each holder of a Right to purchase, at the exercise price, that number of one one-thousandth of a share of Series A Preferred equivalent to the number of Shares which, at the time of the transaction, would have a market value of twice the exercise price. If certain acquisitions of the Company occur, a similar right to purchase securities of the Company or the entity acquiring the Company at a discount would arise.

  Any Rights that are beneficially owned by an Acquiring Person (or any affiliate or associate of an Acquiring Person) are null and void and any holder of any such Right (including any subsequent holder) will be unable to exercise or transfer any such Right. At any time after a person becomes an Acquiring Person, the Board may mandatorily exchange all or some of the Rights for consideration per Right equal to one-half of the securities issuable upon the exercise of one Right pursuant to the terms of the Rights Agreement (or the common share equivalent) and without payment of the exercise price. The Rights, which do not have the right to vote or receive dividends, expire November 25, 1997, and may be redeemed by the Company at a price of $.01 per Right at any time prior to the earlier of (i) such time as a person becomes an Acquiring Person or (ii) the expiration date. Under certain circumstances, the Board may redeem the Rights only if a majority of the disinterested directors (as defined in the Shareholders' Rights Plan) agrees that the redemption is in the best interests of the Company and its shareholders.

  In 1987 the Company reserved 600,000 of its authorized preferred shares as Series A Preferred for issuance pursuant to the Shareholders' Rights Plan.

                                 FUND AMERICAN

NOTE 15.  INDUSTRY SEGMENTS

  Revenues, pretax earnings and ending identifiable assets for Fund American's industry segments are shown below:


-----------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                 ----------------------------------
Millions                                            1996       1995        1994
-----------------------------------------------------------------------------------
REVENUES:
Mortgage operations                              $  184.7    $   175.9    $   202.5
Insurance operations                                142.3         33.2          2.6
Other                                                 5.5         13.2         23.4
                                                 ----------------------------------
Total                                            $  332.5    $   222.3    $   228.5
-------------------------------------------------==================================
PRETAX EARNINGS:
Mortgage operations                              $   (2.1)   $    35.3    $    (1.7)
Insurance operations                                   .2         18.9          2.6
Other                                                25.7        (19.0)        40.7
                                                 ----------------------------------
Total                                            $   23.8    $    35.2    $    41.6
-------------------------------------------------==================================
ENDING IDENTIFIABLE ASSETS:
Mortgage operations                              $1,131.1    $ 1,138.5    $ 1,213.9
Insurance operations                                586.2        373.7        124.0
Other                                               263.3        359.7        469.4
                                                 ----------------------------------
Total                                            $1,980.6    $ 1,871.9    $ 1,807.3
===================================================================================


NOTE 16.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES


INVESTMENT IN FSA

  Fund American owned 3,460,200 and 2,460,200 shares of FSA Common Stock at December 31, 1996 and 1995, respectively. This represented approximately 11.5% and 7.8%, respectively, of the total shares of FSA Common Stock outstanding at those times. Fund American had voting rights to an additional 3,893,940 shares of FSA Common Stock at December 31, 1996 and 1995, raising Fund American's voting control of FSA to approximately 23.0% and 19.0%, respectively. At December 31, 1996 and 1995, Fund American also owned FSA Options and Preferred Stock which, in total, give Fund American the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million. As of December 31, 1996 and 1995, Fund American's economic interest in FSA was 25.1% and 21.0%, respectively.

  Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the NYSE. The market value of the FSA Common Stock as of December 31, 1996, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock on the equity method. Fund American's investment in FSA Options and Preferred Stock is accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

                                 FUND AMERICAN

  The following table summarizes financial information for FSA:


-----------------------------------------------------------------
Millions                                       1996        1995
-----------------------------------------------------------------
FSA BALANCE SHEET DATA:
Total investments                          $ 1,154.4    $ 1,110.7
Total assets                                 1,537.7      1,490.3
Deferred premium revenue, net                  360.0        330.3
Loss and loss adjustment expense
 reserve, net                                   42.2         50.2
Preferred shareholder's equity                    .7           .7
Common shareholders' equity                    800.6        777.2
FSA INCOME STATEMENT DATA:
Gross premiums written                     $   177.0    $   110.7
Net premiums written                           121.0         77.6
Net premiums earned                             90.4         69.3
Net investment income                           65.1         49.0
Net income                                      80.8         55.0
-----------------------------------------------------------------

AMOUNTS RECORDED BY FUND AMERICAN:
 Investment in FSA Common Stock            $    92.3    $    60.0
 Investment in FSA Options and
  Preferred Stock                               19.8          2.5
                                        -------------------------
Total Investment in FSA                    $   112.1    $    62.5
                                        =========================
Equity in earnings from FSA Common
 Stock (a)                                 $     7.8    $     5.4
Equity in net unrealized investment
 gains (losses) from FSA's investment
 portfolio, before tax (b)                      (1.0)         4.5

Unrealized investment gains on FSA
 Options and Preferred Stock, before            17.3           .3
 tax (b)
=================================================================

(a)  Recorded net of related amortization of goodwill.

(b)  Recorded directly to shareholders' equity.


  At December 31, 1996 and 1995, Fund American's consolidated retained earnings included $13.8 million and $6.9 million, respectively, of undistributed earnings of FSA.

INVESTMENT IN FOLKSAMERICA

  Fund American owned 6,920,000 shares of Folksamerica Preferred Stock at December 31, 1996. This represents 50.0% of the total Folksamerica voting shares outstanding at that time. At December 31, 1996, Fund American also owned ten year Folksamerica Warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for aggregate consideration of $79.4 million. Fund American acquired its investments in Folksamerica on June 19, 1996.

  Fund American's investments in Folksamerica are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Dividends earned on the Folksamerica Preferred Stock are recorded as earnings from unconsolidated insurance affiliates.

                                 FUND AMERICAN

  The following table summarizes financial information for Folksamerica:


----------------------------------------------------------------------
Millions                                                         1996
----------------------------------------------------------------------
FOLKSAMERICA BALANCE SHEET DATA:
Total investments                                              $ 711.4
Total assets                                                     994.8
Unearned premium reserve, net                                     59.9
Loss and loss adjustment expense reserve, net                    490.0
Preferred shareholder's equity                                    79.4
Common shareholders' equity                                       88.2
FOLKSAMERICA INCOME STATEMENT DATA:
Gross premiums written                                         $ 187.2
Net premiums written                                             171.9
Net premiums earned                                              181.4
Net investment income                                             32.4
Net income                                                        17.1
----------------------------------------------------------------------

AMOUNTS RECORDED BY FUND AMERICAN:
 Investment in Folksamerica Preferred Stock                    $  77.9
 Investment in Folksamerica Warrants                               2.2
                                                            ----------
Total Investment in Folksamerica                               $  80.1
                                                            ----------
Dividends from Folksamerica Preferred Stock (a)                $   2.7
Unrealized investment gains on
 Folksamerica Warrants and Folksamerica
 Preferred Stock,  before tax (b)                                   .2
======================================================================

(a)  Recorded net of related amortization of goodwill and accretion of discount.

(b)  Recorded directly to shareholders' equity.


INVESTMENT IN MSA

  At December 31, 1996 and 1995, Fund American owned 90,606 shares of MSA Common Stock. This represented approximately 33.2% and 33.1%, respectively, of the total shares of MSA Common Stock outstanding at those times. Fund American's investment in MSA is accounted for using the equity method.

  The following tables summarize financial information for MSA:


----------------------------------------------------------------------
Millions                                               1996      1995
----------------------------------------------------------------------
MSA BALANCE SHEET DATA:
Total investments                                    $ 249.4   $ 240.8
Total assets                                           316.2     309.6
Unearned premium reserve                                64.0      58.4
Loss and loss adjustment expense reserves              120.1     116.2
Shareholders' equity                                   101.4      92.0
MSA INCOME STATEMENT DATA:
Net premiums written                                 $ 147.2   $ 130.9
Net premiums earned                                    141.6     127.7
Net investment income                                   14.9      15.0
Net income                                               9.7      12.4
======================================================================

                                 FUND AMERICAN



----------------------------------------------------------------------------
Millions                                                      1996     1995
----------------------------------------------------------------------------
AMOUNTS RECORDED BY FUND AMERICAN:
Investment in MSA Common Stock                              $ 34.7    $ 33.7
Equity in earnings from MSA Common Stock (a)                   1.5       4.0
Equity in net unrealized investment
 gains from MSA's investment portfolio, before tax (b)         (.5)      3.2
============================================================================

(a)  Recorded net of related amortization of goodwill.

(b)  Recorded directly to shareholders' equity.


  At December 31, 1996 and 1995, Fund American's consolidated retained earnings included $6.5 million and $4.6 million, respectively, of undistributed earnings of MSA.


NOTE 17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Fund American utilizes derivative financial instruments in the management of interest rate risk. Fund American does not use derivative financial instruments for trading purposes. Fund American's use of derivative financial instruments is primarily limited to (i) commitments to extend credit, (ii) mandatory forward commitments, (iii) interest rate floor contracts and principal-only swap agreements and (iv) to achieve a fixed interest rate on existing variable rate obligations.

  Source One is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit and mandatory forward commitments. Those instruments involve, to varying degrees, elements of credit and market interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of risk Source One has related to the instruments.

  Source One's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit (mortgage loan pipeline) is represented by the contractual notional amount of those commitments. Source One's locked mortgage loan pipeline commitments expected to close totalled $175.7 million and $221.9 million at December 31, 1996 and 1995, respectively. Fixed rate commitments result in Source One having market interest rate risk as well as credit risk. Variable rate commitments expose Source One primarily to credit risk. The amount of collateral required upon extension of credit is based on management's credit evaluation of the mortgagor and consists of the mortgagor's residential property.

  Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities to hedge the market interest rate risk associated with the portion of the mortgage loan pipeline that is expected to close and all mortgage loans receivable. At December 31, 1996 and 1995, Source One had $454.6 million and $561.0 million, respectively, of mandatory forward commitments outstanding. If secondary market interest rates decline after Source One commits to an interest rate for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under a related mandatory forward commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold.

  Source One's risk management function closely monitors the mortgage loan pipeline to determine appropriate forward commitment coverage on a daily basis in order to manage the risk inherent in these off-balance-sheet financial instruments. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers with no dealer having in excess of 20% of current commitments.

  Source One sells loans through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or through institutional investors. Most loans are aggregated in pools of $1.0 million or more which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. Substantially all GNMA securities are sold by Source One without recourse for loss of principal in the event of a subsequent default

                                 FUND AMERICAN

by the mortgagor due to the FHA and VA insurance underlying such securities. Prior to December 1992, substantially all conventional securities were sold with recourse to Source One, to the extent of insufficient proceeds from private mortgage insurance, foreclosure and other recoveries. Since December 1992 all conventional loans have been sold without recourse to Source One.

  Servicing agreements relating to mortgage-backed securities issued pursuant to programs of GNMA, FNMA or FHLMC require Source One to advance funds to make the required payments in the event of a delinquency by the borrower. Source One expects that it would recover most funds advanced upon cure of default by the borrower or foreclosure. However, funds advanced in connection with VA partially guaranteed loans and certain conventional loans (which are at most partially insured by private mortgage insurers) may not be fully recovered due to potential declines in collateral value. Source One is subject to limited amounts of risk with respect to these loans since the insurer has the option to reimburse the servicer for the lower of fair value of the property or the mortgage loan outstanding, in addition to the VA guarantee on the loan. In addition, most of Source One's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, Source One is obligated to pay the investor interest at the note rate from the date of loan payoff through the end of the calendar month without reimbursement.

  At December 31, 1996 and 1995, Source One serviced approximately $13.5 billion and $10.7 billion of GNMA loans (without substantial recourse), respectively, and $2.9 billion and $3.5 billion of conventional loans (with recourse), respectively.

  To cover loan losses that may result from these servicing arrangements and other losses, Source One has provided an allowance for loan losses of $15.4 million and $13.5 million on the consolidated balance sheets at December 31, 1996 and 1995, respectively. Source One's management believes the allowance for loan losses is adequate to cover unreimbursed foreclosure advances and principal losses. During 1995 Source One refined the estimates used to calculate the allowance for loan losses to more accurately reflect Source One's loss experience. This change reduced the amount that would have been computed using the prior estimates.

  In order to offset changes in the value of Source One's portfolio of mortgage servicing rights and to mitigate the effect on earnings of higher amortization and impairment of such rights which results from increased prepayment activity, Source One invests in various financial instruments. As interest rates decline, prepayment activity increases, thereby reducing the value of the mortgage servicing rights, while the value of the financial instrument increases. Conversely, as interest rates increase, the value of the servicing rights increases while the value of the financial instrument decreases. The financial instruments utilized by Source One include interest rate floor contracts and principal-only swap transactions.

  The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor yields range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floors declines. However, Source One is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with unrealized gains and losses recorded in other mortgage operations revenue on the consolidated income statements. As of December 31, 1996 and 1995, the carrying value of Source One's open interest rate floor contracts totalled $4.8 million and $3.5 million, respectively, with a total notional principal amount of $1.0 billion and $.5 billion, respectively. The floors have terms ranging from two to five years.

  The value of the principal-onlys swaps is determined by changes in the value of referenced principal-only strips. As of December 31, 1996, the carrying value of Source One's principal-only swap transactions totalled $3.2 million, with an original notional principal amount of $50.0 million. The principal-only swaps have a remaining term of 4.5 years.

  White Mountains' insurance subsidiaries extend credit to their policyholders in the normal course of business, perform credit evaluations and maintain allowances for potential credit losses. Concentration of credit risk with respect to receivables is limited due to the large number of policyholders and their dispersion across a multi-state area.


NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS


  The estimated fair values for Fund American's financial instruments have been determined by using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value. Therefore, the estimates provided herein are not necessarily indicative of the amounts that could be

                                 FUND AMERICAN

realized in a current market exchange. Carrying value equals or approximates fair value for common equity securities, fixed maturity investments, derivative instruments, short-term investments, cash, other financial assets and other financial liabilities. For each other class of financial instrument for which it is practicable to estimate fair value, the following methods and assumptions were used to estimate such value:

  Other Investments. The fair values of mortgage loans held for investment are estimated using quoted market prices for securities backed by similar loans, adjusting for differences in loan characteristics. Fair values of REMICs are estimated using discounted cash flow analyses reflecting I/O strip and LIBOR interest rates, and "Prepayment Speed Assumption" rates, taking into consideration the characteristics of the related collateral. For interest rate floor contracts and principal-only swap transactions, fair value is estimated based on quoted market prices for those or similar investments and equals carrying value. For all other securities classified as other investments fair values have been determined using quoted market values or internal appraisal techniques.

  Capitalized Excess Mortgage Servicing. Fair value is estimated by computing the anticipated revenue to be received over the life of the related loans based on market consensus prepayment rates, discounted using quoted I/O strip interest rates.

  Mortgage Loans Held for Sale. Fair values are estimated using quoted market prices for securities backed by similar loans, adjusting for differences in loan characteristics.

  Pool Loan Purchases. Fair values are estimated using (i) discounted cash flow analyses reflecting Source One's short-term incremental borrowing rate or (ii) quoted market prices for securities backed by similar loans.

  Loans in Foreclosure and Mortgage Claims Receivable. Fair values are estimated by discounting anticipated future cash flows using Source One's short-term incremental borrowing rate.

  Debt. Fair value is estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements. For subordinated debentures, fair value is based on quoted market prices.

  Off-Balance-Sheet Financial Instruments. Fair value for commitments to sell mortgage loans is based on current settlement values for those commitments. Fair value for commitments to extend credit is based on current quoted market prices for securities backed by similar loans.

                                 FUND AMERICAN

  The carrying amounts and estimated fair values of Fund American's financial instruments were as follows:


 ---------------------------------------------------------------------------------------------------------------------------
                                                                            December 31, 1996          December 31, 1995
                                                                          ----------------------     -----------------------
                                                                            Carrying        Fair       Carrying       Fair
Millions                                                                     amount        value        amount        value
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Common equity securities                                                     $160.8        $160.8       $274.5        $274.5
Fixed maturity investments                                                    155.4         155.4        110.7         110.7
Other investments (excluding derivative instruments)                          168.5         168.4         92.4          93.0
Derivative instruments:
  Interest rate floor contracts                                                 4.8           4.8          3.5           3.5
  Principal-only swaps                                                          3.2           3.2            -             -
Short-term investments                                                         67.5          67.5        103.6         103.6
Cash                                                                            4.8           4.8          2.7           2.7
Capitalized excess mortgage servicing                                          38.7          39.6         44.7          46.0
Mortgage loans held for sale                                                  314.9         315.9        381.0         391.5
Pool loan purchases                                                           131.5         135.8        119.0         122.3
Loans in foreclosure and mortgage claims receivable, net (a)                   38.4          37.7         29.6          29.0
Other                                                                          35.9          35.9         25.7          25.7
FINANCIAL LIABILITIES:
Short-term debt                                                               407.9         407.9        445.4         449.0
Long-term debt                                                                424.2         460.2        407.3         450.8
Other                                                                          18.3          18.3         12.4          12.4
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Mandatory forward commitments                                                     -         454.5            -         562.4
Commitments to extend credit expected to close                                    -         176.8            -         226.6

============================================================================================================================

 (a) Excludes $13.1 million and $15.8 million of real estate owned in 1996 and 1995, respectively.

  Other financial assets includes investment income receivable, accounts receivable from securities sales, notes receivable and White River Shares held for delivery upon exercise of existing employee stock options. Other financial liabilities includes accrued interest payable, accounts payable on securities purchases, dividends payable to shareholders and liability for existing employee stock options to purchase White River Shares.

  The estimated fair value amounts for Fund American's financial instruments have been determined using available market information and valuation methodologies. Such estimates provided herein are not necessarily indicative of the amounts that would be potentially realized in a current market exchange.

  It is not practicable without incurring excessive costs to estimate the fair value of conventional loans sold with recourse, which is an off-balance-sheet financial instrument representing Source One's obligation to repurchase loans sold that subsequently default.


NOTE 19.  RELATED PARTY TRANSACTIONS

  For corporate travel purposes Fund American jointly owns two short-range aircraft with Haverford Utah, LLC ("Haverford"). Messrs. Byrne and Kemp are principals of Haverford. Both aircraft were acquired from unaffiliated third parties during 1996. In exchange for Haverford's 20% ownership interest in the aircraft, Haverford contributed capital equal to 20% of the total initial cost of the aircraft and Haverford bears the full costs of its usage and maintenance of the aircraft pursuant to a Joint Ownership Agreement dated September 16, 1996.

  Prior to the Joint Ownership Agreement, Fund American was a party to a "dry lease" agreement dated January 2, 1995, for the use of aircraft owned by Haverford Transportation Inc. ("HTI") for corporate travel purposes. Messrs. Byrne and Kemp are the sole shareholders of HTI. During 1996, 1995 and 1994 Fund American paid HTI a total of $279,739, $183,563 and $190,150, respectively, pursuant to the dry lease arrangement. The terms of the

                                 FUND AMERICAN

agreement provided for the use of HTI's aircraft (excluding pilot and fuel) for a fixed hourly charge of $200 for a single engine piston aircraft and $800 to $1,000 for a twin engine turbine aircraft. Based on the Company's experience in operating comparable aircraft, the hourly operating charges incurred by the Registrant pursuant to the HTI dry lease are considered to be representative of the actual hourly costs of operating HTI's aircraft. Fund American believes that its arrangement with HTI was on terms that were no less favorable to Fund American than would generally be available if secured through an arrangement with an unaffiliated third party.

  In December 1993, BYRNE & sons, l.p. ("BYRNE & sons"), a partnership in which Mr. Byrne is the sole general partner, made an investment in the Merastar Partners Limited Partnership and the Southern Heritage Limited Partnership (the "Partnerships"). The Partnerships are involved in various property and casualty insurance ventures. Shortly after making its investment, BYRNE & sons offered one-third of the investment in the Partnerships to Fund American on equal terms and conditions. In May 1994 Fund American accepted the offer and paid BYRNE & sons a total of $338,558 representing reimbursement for one-third of Byrne & sons' cost for its investment in the Partnerships including interest of $5,225 at a 6.0% annual rate.

  Through December 22, 1993, White River was a wholly-owned subsidiary of the Company. The Company currently owns 1,014,750 White River Shares, or approximately 20.8% of the outstanding White River Shares of which 295,932 shares, or 6.0% of the outstanding White River Shares, have been reserved by Fund American for delivery upon exercise of existing employee stock options and warrants. White River had outstanding the $50.0 million Term Note and the $40.0 million Revolver payable to the Company which were repaid on various dates during 1995. Gordon S. Macklin, a director of the Company, is the non-executive Chairman of White River.

  Mr. Howard Clark, Jr., a director of the Company, is Vice Chairman of Lehman Brothers, Inc. Lehman Brothers Inc. has, from time to time, provided various services to Fund American including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

  Mr. Robert P. Cochran, a director of the Company, is Chief Executive Officer of FSA. FSA has been retained by Fund American to manage portions of its fixed maturity portfolio.

  Mr. George J. Gillespie, III, a director of the Company, is a Partner in the firm Cravath, Swaine & Moore, which has been retained by Fund American from time to time to perform legal services.

  Mr. Arthur Zankel, a director of the Company, is Co-Managing Partner of First Manhattan Co. First Manhattan Co. has provided brokerage, discretionary investment management and non-discretionary investment advisory services to Fund American from time to time.

  Fund American believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of this nature may be expected to take place in the ordinary course of business in the future.

                                 FUND AMERICAN

                SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

  Selected quarterly financial data for 1996 and 1995 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.


-------------------------------------------------------------------------------------------------------------------------
                                           1996 Three Months Ended (a)                  1995 Three Months Ended (b)
                                    ----------------------------------------     ----------------------------------------
Millions, except per share amounts  Dec. 31   Sept. 30    June 30    Mar. 31     Dec. 31     Sept. 30    June 30  Mar. 31
-------------------------------------------------------------------------------------------------------------------------
Revenues                          $  72.0     $ 90.0      $ 82.8     $ 87.7       $ 53.6      $ 48.6     $  43.3   $ 76.8
Expenses                            119.3       81.3        77.0       69.6         52.8        42.9        86.8     43.4
                                  ---------------------------------------------------------------------------------------
Pretax operating earnings (loss)    (47.3)       8.7         5.8       18.1           .8         5.7       (43.5)    33.4
Net realized investment
 gains (losses)                      10.4       (1.6)        1.3       28.4          7.0         4.4        10.4     17.0
                                  ---------------------------------------------------------------------------------------
Pretax earnings (loss)              (36.9)       7.1         7.1       46.5          7.8        10.1       (33.1)    50.4
Income tax provision (benefit)       (5.8)       3.4         3.6       17.7          5.4         3.5       (10.6)    18.4
                                  ---------------------------------------------------------------------------------------
After tax earnings (loss)           (31.1)       3.7         3.5       28.8          2.4         6.6       (22.5)    32.0
Tax benefit from sale of
 discontinued operations                -          -           -          -            -           -        66.0        -
Loss on early extinguishment
 of debt, after tax                     -          -           -          -            -           -         (.2)     (.2)
                                  ---------------------------------------------------------------------------------------
Net income (loss)                 $ (31.1)    $  3.7      $  3.5     $ 28.8       $  2.4      $  6.6     $  43.3   $ 31.8
----------------------------------=======================================================================================
Primary earnings per share:
   After tax earnings (loss)      $ (3.99)    $  .46      $  .42     $ 3.45       $  .29      $  .75     $ (2.95)  $ 3.43
   Net income (loss)                (3.99)       .46         .42       3.45          .29         .75        5.08     3.41
Fully diluted earnings per share:
   After tax earnings (loss)        (3.99)       .46         .42       3.45          .29         .75       (2.44)    3.23
   Net income (loss)                (3.99)       .46         .42       3.45          .29         .75        4.68     3.22
=========================================================================================================================

(a) The quarterly amounts for the three month period ended December 31, 1996, include a $33.6 million pretax write-off of all Source One's existing goodwill and certain other intangible assets and $28.4 million of pretax impairment of Source One's capitalized mortgage servicing asset. These two items served to decrease fourth quarter 1996 net income by $48.5 million.

(b) The quarterly amounts for the three month periods ended June 30 and March 31, 1995, have been restated to reflect the adoption as of January 1, 1995, of SFAS No. 122. Prior to restatement, net income for the three month periods ended June 30 and March 31, 1995, was $48.2 million and $28.9 million, respectively.

                                 FUND AMERICAN

                    REPORT ON MANAGEMENT'S RESPONSIBILITIES


  The financial information included in this annual report, including the audited consolidated financial statements, has been prepared by the management of Fund American. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, where necessary, include amounts based on informed estimates and judgments. In those instances where there is no single specified accounting principle or standard, management makes a choice from reasonable, accepted alternatives which are believed to be most appropriate under the circumstances. Financial information presented elsewhere in this annual report is consistent with that shown in the financial statements.

  Fund American maintains internal financial and accounting controls designed to provide reasonable and cost effective assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that financial records are reliable for preparing financial statements. The internal controls structure is documented by written policies and procedures which are communicated to all appropriate personnel and is updated as necessary. Fund American's business ethics policies require adherence to the highest ethical standards in the conduct of its business. Compliance with these controls, policies and procedures is continuously maintained and monitored by management.

  Ernst & Young LLP are Fund American's independent auditors and have audited the consolidated financial statements of Fund American as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and issued their report thereon dated March 21, 1997, which appears on page F-35 herein. Coopers & Lybrand L.L.P. serves as independent auditors of Valley. Their report, dated February 14, 1997 on their audit of Valley as of and for the year ended December 31, 1996, has been included as Exhibit 99(a).

  In connection with their audits, the independent auditors provide an objective, independent review and evaluation of the structure of internal controls to the extent they consider necessary. Management reviews all recommendations of the independent auditors concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

  The Audit Committee of the Board is comprised of all non-management directors and has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of Fund American. The Audit Committee, which reports to the full Board, annually reviews the effectiveness of the independent auditors, Fund American's internal auditors and management with respect to the financial reporting process and the adequacy of internal controls. Both the internal auditors and the independent auditors have, at all times, free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee.



John J. Byrne                       Allan L. Waters                   Michael S. Paquette
Chairman of the Board, President    Senior Vice President             Vice President and
and Chief Executive Officer         and Chief Financial Officer       Controller


                                 FUND AMERICAN

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Fund American Enterprises Holdings, Inc.

  We have audited the accompanying consolidated balance sheets of Fund American Enterprises Holdings, Inc., as of December 31, 1996 and 1995, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedules listed at Item 14(d). Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated financial statements of Valley Group, Inc., a wholly-owned subsidiary, representing substantially all of the Company's consolidated insurance operations, which statements reflect total assets of $288.0 million as of December 31, 1996 and total revenues of $126.9 million for the year then ended, and the consolidated financial statements of Financial Security Assurance Holdings Ltd. ("FSA"), an equity method investee. The Company's equity method investment in FSA represents $92.3 million of assets at December 31, 1996 and its equity in FSA's earnings represents $7.8 million of total revenues for the year then ended. Those statements were audited by other auditors, Coopers and Lybrand L.L.P., whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Valley Group, Inc. and FSA, with respect to the amounts in the preceeding sentence, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fund American Enterprises Holdings, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

  As discussed in the Notes to Consolidated Financial Statements, in 1995 the Company changed its method of accounting for originated mortgage servicing rights and in 1994 the Company changed its methodology used to measure impairment of purchased mortgage servicing rights.



Ernst & Young LLP
New York, New York
March 21, 1997

                                 FUND AMERICAN

SCHEDULE I


                  MARKETABLE SECURITIES AND OTHER INVESTMENTS


COMMON EQUITY SECURITIES
 -----------------------------------------------------------------------------------------------------
                                                                 December 31, 1996
                                        --------------------------------------------------------------
                                                                                              Percent
                                                                                              of total
                                                      Shares                          Fair     fair
Shares and units in thousands, dollars in millions   or units      Cost               value    value
------------------------------------------------------------------------------------------------------
Energy, natural resources and related industries:
     San Juan Basin Royalty Trust                    10,995         $ 50.4            $ 90.7      56.4%
     Veritas DGC Inc.                                   835            5.4              14.7       9.1
     Aggregate of holdings less than $10.0 million                     5.0               5.9       3.7
                                                                  ------------------------------------
      Total energy, natural resources and related
       industries                                                     60.8             111.3      69.2


All other:
     Mid Ocean Limited                                  388           12.2              20.4      12.7
     Vanguard Institutional Index Fund                  183           12.8              12.6       7.8
     Aggregate of holdings less than $10.0 million                    15.3              16.5      10.3
                                                                  ------------------------------------
      Total common equity securities                                $101.1            $160.8     100.0%
======================================================================================================

FIXED MATURITY INVESTMENTS
--------------------------------------------------------------------------------------------
                                                               December 31, 1996
                                                     ---------------------------------------
                                                            Cost or
                                                          amortized                   Fair
Millions                                                    cost                      value
--------------------------------------------------------------------------------------------
U. S. Government and agency obligations                    $  63.6                  $   64.3
U S WEST, Inc. redeemable preferred stock                     49.1                      49.1
Debt securities issued by industrial corporations             31.3                      31.5
GNMA mortgage-backed securities                                9.1                       9.1
Aggregate of holdings less than $10.0 million                  1.4                       1.4
                                                    ----------------------------------------
      Total fixed maturity investments                     $ 154.5                  $  155.4
============================================================================================

OTHER INVESTMENTS
--------------------------------------------------------------------------------------------
                                                               December 31, 1996
                                                    ----------------------------------------
                                                           Cost or
                                                         amortized                  Carrying
Millions                                                    cost                      value
--------------------------------------------------------------------------------------------
Travelers Property Casualty Corp. restricted
 common shares                                             $  50.8                  $   90.3
White River Corporation restricted common shares              21.1                      39.2
Mortgage loans held for investment                            23.4                      23.4
Aggregate of holdings less than $10.0 million                 24.4                      23.6
                                                    ----------------------------------------
      Total other investments                              $ 119.7                  $  176.5
============================================================================================

                                 FUND AMERICAN

SCHEDULE III


                     FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (PARENT COMPANY ONLY)


                           CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                          -----------------------------
Millions                                                                       1996                1995
-------------------------------------------------------------------------------------------------------
Assets:
   Fixed maturity investments                                                      $    46.0    $     -
   Common equity securities and other investments                                      100.1        8.0
   Short-term investments, at amortized cost                                              .3       23.9
   Cash                                                                                    -          -
   Other assets                                                                         18.1       18.9
   Investments in unconsolidated insurance affiliates                                   27.7        2.5
   Investments in consolidated affiliates                                              725.2      825.4
                                                                          -----------------------------
     Total assets                                                                  $   917.4    $ 878.7
--------------------------------------------------------------------------=============================
Liabilities:
   Debt                                                                            $   115.4    $ 115.3
   Accounts payable and other liabilities                                              115.0       63.7
                                                                          -----------------------------
     Total liabilities                                                                 230.4      179.0
Shareholders' equity                                                                   687.0      699.7
                                                                          -----------------------------
     Total liabilities and shareholders' equity                                    $   917.4    $ 878.7
=======================================================================================================


                           CONDENSED INCOME STATEMENTS
-------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                    -----------------------------------
Millions                                                                   1996       1995         1994
-------------------------------------------------------------------------------------------------------
Revenues                                                               $   11.7    $  28.7      $  14.2
Expenses                                                                   15.5       68.9         21.2
                                                                    -----------------------------------
   Pretax operating loss                                                   (3.8)     (40.2)        (7.0)
Net realized investment gains (losses)                                     (3.1)      12.6         22.7
                                                                    -----------------------------------
Pretax earnings (loss)                                                     (6.9)     (27.6)        15.7
Income tax provision (benefit)                                               .5       (8.7)         7.6
                                                                    -----------------------------------
Parent company only operating income (loss)                                (7.4)     (18.9)         8.1
Earnings from consolidated affiliates                                      12.3       37.4         13.0
Tax benefit from sale of discontinued operations                              -       66.0            -
Loss on early extinguishment of debt, after tax                               -        (.4)           -
Cumulative effect of accounting change - purchased mortgage
   servicing, after tax                                                       -          -        (44.3)
                                                                    -----------------------------------
Consolidated net income (loss)                                         $    4.9    $  84.1      $ (23.2)
=======================================================================================================

                                 FUND AMERICAN

SCHEDULE III
(CONTINUED)

                     FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                     -------------------------------------
Millions                                                                                      1996      1995       1994
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                         $    4.9    $   84.1    $  (23.2)
Charges (credits) to reconcile net income to net cash from operations:
    Tax benefit from sale of discontinued operations                                             -       (66.0)          -
    Cumulative effect of accounting change - purchased mortgage servicing, after tax             -           -        44.3
    Compensation expense resulting from warrant extension                                        -        46.2           -
    Net realized investment losses (gains)                                                     3.1       (12.6)      (22.7)
    Earnings from consolidated subsidiaries                                                  (12.3)      (37.4)      (13.0)
    Undistributed earnings from unconsolidated insurance affiliates                           (1.1)       (9.0)       (2.5)
    Dividends and return of capital distributions received from subsidiaries                  65.0       233.3       121.3
    Changes in current income taxes receivable and payable                                    28.4         2.9        35.1
    Deferred income tax provision (benefit)                                                     .1       (13.5)        2.8
    Other, net                                                                               (15.9)       (3.7)       10.0
                                                                                     -------------------------------------
Net cash provided from operations                                                             72.2       224.3       152.1
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease in short-term investments                                                    28.2        34.3        69.6
    Sales and maturities of common equity securities and other investments                   134.4        45.1        73.3
    Purchases of common equity securities and other investments                             (108.9)      (41.3)      (60.3)
    Investments in consolidated affiliates                                                   (25.2)      (77.2)          -
    Investments in unconsolidated affiliates                                                 (27.7)      (33.8)      (44.0)
    Purchases of fixed assets                                                                  (.8)          -           -
                                                                                     -------------------------------------
Net cash (used for) provided from investing activities                                           -       (72.9)       38.6
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Repayments of long-term debt                                                                 -        (7.9)      (23.9)
    Redemption of preferred stock                                                                -       (75.0)      (82.0)
    Proceeds from issuances of common stock from treasury                                        -         3.3         2.8
    Purchases of common stock retired                                                        (66.3)      (65.5)      (78.8)
    Dividends paid to shareholders                                                            (5.9)       (6.4)      (10.8)
                                                                                     -------------------------------------
Net cash used for financing activities                                                       (72.2)     (151.5)     (192.7)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash during year                                                                 -         (.1)       (2.0)
Cash balance at beginning of year                                                                -          .1         2.1
--------------------------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                               $      -    $      -    $     .1
==========================================================================================================================