Form 10-Q
period 1997-03-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1997-05-13
CIK 776867

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission file number 1-8993

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                 94-2708455
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

As of May 12, 1996, 6,889,032 shares of Common Stock with a par value of $1.00 per share were outstanding.


                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                               Table of Contents



PART I.      FINANCIAL INFORMATION                                      Page No.
                                                                        --------

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets,
             March 31, 1997 (Unaudited), and December 31, 1996                 3

             Condensed Consolidated Income Statements (Unaudited),
             Three Months Ended March 31, 1997 and 1996                        4

             Condensed Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 1997 and 1996                        5

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                            6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7-11


PART II.     OTHER INFORMATION


   Items 1 through 6                                                          12



SIGNATURES                                                                    13



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)


                                                                                           March 31,          December 31,
                                                                                             1997                 1996
                                                                                         -------------       -------------
                                                                                          (Unaudited)
Assets
Common equity securities, at fair value (cost: $90.7 and $101.1)                         $      139.7        $      160.8
Fixed maturity investments, at fair value (cost: $159.9 and $154.5)                             158.1               155.4
Other investments (cost: $102.8 and $119.7)                                                     161.9               176.5
Short-term investments, at amortized cost (which approximated market value)                      34.3                67.5
                                                                                         -------------       -------------
         Total investments                                                                      494.0               560.2

Cash                                                                                              4.7                 4.8
Capitalized mortgage servicing rights, net of accumulated amortization                          157.6               410.9
Mortgage loans held for sale                                                                    249.7               314.9
Other mortgage origination and servicing assets                                                 237.4               183.0
Receivable from sale of mortgage servicing                                                      190.3                 -
Insurance premiums receivable                                                                    53.9                52.2
Reinsurance recoverable on paid and unpaid losses                                                43.1                40.0
Investments in unconsolidated insurance affiliates                                              231.6               226.9
Other assets                                                                                    162.5               187.7
                                                                                         -------------       -------------

Total Assets                                                                             $    1,824.8        $    1,980.6
                                                                                         =============       =============

Liabilities

Short-term debt                                                                          $      260.7        $      407.9
Long-term debt                                                                                  422.2               424.2
Loss and loss adjustment expense reserves                                                        68.4                65.4
Unearned insurance premiums                                                                      75.8                72.6
Accounts payable and other liabilities                                                          270.7               279.5
                                                                                         -------------       -------------
         Total liabilities                                                                    1,097.8             1,249.6
                                                                                         -------------       -------------

Minority Interest - preferred stock of subsidiary                                                44.0                44.0
                                                                                         -------------       -------------

Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
 issued 31,929,630 and 31,940,202 shares                                                         31.9                31.9
Common paid-in surplus                                                                          366.4               366.5
Retained earnings                                                                             1,069.6             1,067.1
Common stock in treasury, at cost - 25,034,939 shares                                          (871.0)             (871.0)
Net unrealized investment gains, after tax                                                       86.1                92.5
                                                                                         -------------       -------------
         Total shareholders' equity                                                             683.0               687.0
                                                                                         -------------       -------------

Total Liabilities, Minority Interest and Shareholders' Equity                            $    1,824.8        $    1,980.6
                                                                                         =============       =============


            See Notes to Condensed Consolidated Financial Statements.

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                      1997              1996
                                                                                 --------------    --------------
Revenues:
    Gross mortgage servicing revenue                                             $        28.7     $        34.6
    Amortization and impairment of capitalized mortgage servicing                         (7.7)              (.2)
    Net loss on financial instruments                                                     (6.1)             (2.9)
                                                                                 --------------    --------------

        Net mortgage servicing revenue                                                    14.9              31.5

    Net gain on sales of mortgages                                                         7.9              13.1
    Loss on sale of mortgage servicing                                                    (3.2)                -
    Other mortgage operations revenue                                                      4.3               4.8

    Earned property and casualty insurance premiums                                       35.5              19.5
    Earnings from unconsolidated insurance affiliates                                      5.2               1.3
    Other insurance operations revenue                                                     2.5               3.3

    Net investment income                                                                 14.6              13.8
                                                                                 --------------    --------------

        Total revenues                                                                    81.7              87.3
                                                                                 --------------    --------------

Expenses:
    Compensation and benefits                                                             25.5              22.4
    Insurance losses and loss adjustment expenses                                         24.2              13.2
    General expenses                                                                      20.7              19.4
    Interest expense                                                                      11.6              14.1
                                                                                 --------------    --------------
                                                                                                            14.1
        Total expenses                                                                    82.0              69.1
                                                                                 --------------    --------------

Pretax operating earnings (loss)                                                           (.3)             18.2

Net realized investment gains                                                              9.6              28.3
                                                                                 --------------    --------------
Pretax earnings                                                                            9.3              46.5
Income tax provision                                                                       4.4              17.7
                                                                                 --------------    --------------

Net income                                                                       $         4.9     $        28.8
                                                                                 ==============    ==============


Net income per share:
     Primary                                                                     $         .65     $        3.45
     Fully diluted                                                                         .65              3.45


            See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        ----------------------------
                                                                                             1997           1996
                                                                                        ------------   -------------
Cash flows from operations:
Net income                                                                              $        4.9   $        28.8
Charges (credits) to reconcile net income to cash flows from operations:
    Undistributed earnings from unconsolidated insurance affiliates                             (3.6)           (1.1)
    Net realized investment gains                                                               (9.6)          (28.3)
    Decrease (increase) in mortgage loans held for sale                                         65.2          (156.1)
    Loss on sale of mortgage servicing                                                           3.2               -
    Increase in unearned insurance premiums                                                      3.2            17.0
    Increase in insurance premiums receivable                                                   (1.7)           (2.6)
    Increase in deferred insurance policy acquisition costs                                      (.5)           (2.8)
    Decrease (increase) in other assets                                                         25.2             (.9)
    Depreciation and amortization                                                               10.1             2.4
    Net unrealized loss on financial instruments                                                 5.9             3.0
    Changes in current income taxes receivable and payable                                       3.0            (2.6)
    Deferred income tax expense                                                                  1.4            20.2
    Other, net                                                                                   4.0             6.4
                                                                                        ------------   -------------

Net cash flows provided from (used for) operating activities                                   110.7          (116.6)
                                                                                        ------------   -------------

Cash flows from investing activities:
    Net decrease (increase) in short-term investments                                           33.2          (126.9)
    Sales of common equity securities and other investments                                     31.3           191.6
    Sales and maturities of fixed maturity investments                                          16.1             6.9
    Purchases of common equity securities and other investments                                 (3.0)           (4.0)
    Purchases of fixed maturity investments                                                    (24.4)          (35.2)
    Acquisition of consolidated affiliate                                                          -           (13.2)
    Investments in unconsolidated insurance affiliates                                             -            (1.0)
    Collections on and sales of mortgage origination and servicing assets                      130.6            43.7
    Additions to other mortgage origination and servicing assets                              (186.7)          (52.9)
    Additions to capitalized mortgage servicing rights                                         (35.6)          (22.3)
    Net proceeds from sale of mortgage servicing                                                81.2             -
    Net purchases of fixed assets                                                               (1.5)           (1.3)
                                                                                        ------------   -------------

Net cash flows provided from (used for) investing activities                                    41.2           (14.6)
                                                                                        ------------   -------------

Cash flows from financing activities:
    (Repayments) issuances of short-term debt                                                 (149.5)          131.8
    Purchases of common stock retired                                                           (1.1)            (.9)
    Dividends paid to common shareholders                                                       (1.4)           (1.5)
    Other                                                                                          -             (.9)
                                                                                        ------------   -------------

Net cash (used for) provided from financing activities                                        (152.0)          128.5
                                                                                        ------------   -------------

Net decrease in cash during period                                                               (.1)           (2.7)

Cash balance at beginning of period                                                              4.8             2.7
                                                                                        ------------   -------------

Cash balance at end of period                                                           $        4.7   $           -
                                                                                        ============   =============


Supplemental cash flows information:
    Interest paid                                                                       $       (7.9)  $        (6.8)
    Net income tax (payments) receipts                                                  $       (2.8)  $          .1

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

The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American.
These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1996 Annual Report to Shareholders. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

Note 2.  Application of New Accounting Standards
------------------------------------------------

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivable and changes Fund American's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for all transfers of financial assets occurring after December 31, 1996. Retroactive application of SFAS No. 125 is not permitted. The adoption of SFAS No. 125 did not materially effect Source One's financial results for the three-month period ended March 31, 1997.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 will serve to simplify the computation of earnings per share and to make the U.S. standard more compatible with existing international standards. FASB No. 128 will become effective for all periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS No. 128 is not expected to change the method by which the Company currently calculates its earnings per share but will change the Company's presentation of earnings per share by eliminating the "primary earnings per share" disclosure, which considers the effects of common equivalent shares, in favor of a more simplistic "basic earnings per share" disclosure which generally considers only common shares outstanding.

Note 3.  Earnings Per Share
---------------------------

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 7,575,150 and 8,364,724 for the three-month periods ended March 31, 1997 and 1996, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 7,575,154 and 8,364,730 for the three-month periods ended March 31, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis
--------------------------------------------

Results of Operations -- Three-Month Periods Ended March 31, 1997 and 1996

Fund American reported net income of $4.9 million, or $.65 per share, for the three month period ended March 31, 1997, compared to net income of $28.8 million, or $3.45 per share, for the three month period ended March 31, 1996. Book value per common and equivalent share at March 31, 1997 was $90.72, a decrease of $.09 from the December 31, 1996 book value per share of $90.81.

Insurance Operations. Valley Insurance Companies ("Valley"), a Northwest region property-casualty company which writes personal and commercial lines, posted a combined ratio of 100.7% for the 1997 first quarter. Valley had $19.0 million of earned premium in the 1997 period. The operations of Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas, posted a combined ratio of 95.6% for the 1997 period. Charter had $15.9 million of earned premium in the 1997 first quarter. Charter's earned premium increased $13.0 million from the comparable 1996 amount. Premiums for Charter's automobile policies written prior to 1996 were fully ceded to a former affiliate of Charter. White Mountains Insurance Company, a newly formed New England region property-casualty company which writes commercial lines, had $.6 million of earned premium in the 1997 first quarter. A summary of White Mountains' consolidated insurance operating results follows:

                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
Dollars in millions                                       1997    1996
-------------------------------------------------------------------------
Net written premium                                     $ 38.1   $ 36.5
Ending statutory surplus                                  82.5     83.3

Valley:
-------

  Loss and loss adjustment expense ratio                  61.9%    62.0%
  Underwriting expense ratio                              38.8%    37.6%
                                                          -----    -----
  Combined ratio                                         100.7%    99.6%
                                                         ======    =====
Charter:
--------

  Loss and loss adjustment expense ratio                  73.8%    72.0%
  Underwriting expense ratio                              21.8%    22.4%
                                                          -----    -----
  Combined ratio                                          95.6%    94.4%
                                                          =====    =====

White Mountains Insurance Company:
----------------------------------

  Loss and loss adjustment expense ratio                 115.8%    86.9%
  Underwriting expense ratio                              58.7%    55.6%
                                                          -----    -----
  Combined ratio                                         174.5%   142.5%
=========================================================================

The Company's unconsolidated insurance affiliates consist of a 25% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holdings Company, Inc. ("Folksamerica") and a 33% interest in Main Street America Holdings, Inc. ("MSA"), an affiliate of the National Grange Mutual Insurance Company ("NGM"). Fund American's earnings from these affiliates increased to $5.2 million for the 1997 first quarter, from $1.3 million for the comparable 1996 period. The increase is primarily due to strong operating results at FSA and MSA and the inclusion in 1997 of earnings from the Folksamerica investment (which was acquired in June 1996). The strong operating results at FSA in the 1997 first quarter were muted by unrealized investment losses in its bond portfolio. FSA's adjusted book value ended the 1997 period at $34.68, up $.15 from $34.53 at December 31, 1996. Folksamerica's operations performed well despite a continuing highly-competitive reinsurance market. Folksamerica's March 31, 1997 book value per share was $12.13, an increase from the year-end 1996 amount of only $.01 per share due to unrealized losses in Folksamerica's fixed income investment portfolio. MSA's underwriting results for the 1997 first quarter produced a respectable combined ratio of 101.9%. However, MSA also suffered in the first quarter of 1997 from unrealized losses in its bond portfolio.

  Mortgage Origination and Servicing. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

--------------------------------------------------------------------------------
                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
Millions                                                      1997        1996
--------------------------------------------------------------------------------
Mortgage loan production by source:
    Retail originations                                   $    268    $    595
    Wholesale originations                                     373         610
                                                          ----------------------
            Total                                         $    641    $  1,205
================================================================================
Mortgage loan servicing portfolio (a):
    Beginning balance                                     $ 29,201    $ 31,831
    Mortgage loan production                                   641       1,205
    Regular payoffs                                           (591)       (919)
    Other                                                     (400)       (512)
                                                          ----------------------

            Ending balance                                $ 28,851    $ 31,605
================================================================================

(a) Includes loans subserviced for others of $19,585 million and $3,968 million as of March 31, 1997 and March 31, 1996, respectively.

The decrease in mortgage loan production and payoffs for the 1997 three-month period versus the comparable prior year period reflects higher market interest rates and a corresponding decrease in refinancing activity. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------
                                                          March 31,   Dec. 31,
                                                               1997       1996
--------------------------------------------------------------------------------

Mortgage loan servicing portfolio:

    Number of loans (a)                                   471,764     478,779

    Weighted average net servicing fee                       .433%       .422%

    Weighted average interest rate (a)                       8.46%       8.48%

    Percent delinquent (a) (b)                               6.15%       7.17%
================================================================================

(a) Includes loans subserviced for others of $19,585 million and $2,791 million as of March 31, 1997 and December 31, 1996, respectively.
(b)  Includes loans in process of foreclosure.

Source One's net mortgage servicing revenue decreased to $14.9 million for the first quarter of 1997 from $31.5 million for the 1996 first quarter. The decrease in net servicing revenue is primarily due to a $20.0 million pretax recovery of the valuation allowance related to mortgage servicing rights in the first quarter of 1996 which was partially offset by a $2.9 million pretax net loss on financial instruments. During the first quarter of 1997, Source One had a $6.5 million pretax recovery of the valuation allowance related to mortgage servicing rights which was offset by a $6.1 million pretax net loss on financial instruments. Gross mortgage servicing revenue decreased to $28.7 million for the first quarter of 1997 from $34.6 million for the 1996 first quarter due primarily to the February 28, 1997 sale of servicing with respect to $17.0 billion of non-recourse mortgage loans for gross proceeds of $271.5 million. The following table illustrates the recent change in Source One's servicing portfolio mix as a result of the sale:

--------------------------------------------------------------------------------
                                                         March 31,  December 31,
Millions                                                     1997          1996
--------------------------------------------------------------------------------
Mortgage loan servicing portfolio owned                      $  9,266  $  26,410
Mortgage loan servicing portfolio                              19,585      2,791
 subserviced for others
                                                             -------------------
Total mortgage loan servicing portfolio                      $ 28,851  $  29,201
================================================================================

In connection with the 1997 servicing sale, Source One recorded a $3.2 million pretax loss ($2.1 million after tax) in the first quarter. Source One will continue to subservice the mortgage loans pursuant to a subservicing agreement for a period of no less than 12 months.

The net gain on sales of mortgages decreased to $7.9 million for the first quarter of 1997, from $13.1 million for the comparable 1996 period. The decrease is primarily due to decreased mortgage loan production and a decline in the related mortgage loan sales volume during the 1997 period as compared to 1996.

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

The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor yields range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floors declines. However, Source One is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. As of March 31, 1997, the carrying value of Source One's open interest rate floor contracts totalled $1.8 million with a total notional principal amount of $1.0 billion. The floors have terms ranging from two to five years.

The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of March 31, 1997, the carrying value of Source One's principal-only swap transactions totalled $.3 million, with an original notional principal amount of $50.0 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. The principal-only swaps have a remaining term of approximately four years.

In April 1997 Source One approved and implemented a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan Source One reduced its workforce by approximately 100 employees at the end of April 1997. Source One has not yet finalized the amount of employee separation costs, including severance payments and related benefits, that will be incurred as a result of the restructuring. The restructuring charge will be recorded by Source One in the second quarter of 1997.

Investment Operations. Fund American's net investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and on the fixed maturity investments of its consolidated insurance operations. Net investment income increased to $14.6 million for the 1997 first quarter, from $13.8 million for the comparable 1996 period. The increase is primarily due to additional interest income earned on the insurance operation's growing portfolio of fixed maturity investments.

Total net investment gains and losses, before tax, were as follows:

--------------------------------------------------------------------------------
                                                                Three Months
                                                               Ended March 31,
                                                           ---------------------
Millions                                                       1997       1996
--------------------------------------------------------------------------------
Net realized gains                                          $   9.6   $   28.3

Net unrealized losses                                          (9.9)     (26.8)
                                                           ---------------------

Total net investment gains (losses), before tax             $   (.3)  $    1.5

================================================================================

The 1997 first quarter includes $9.6 million of pretax realized gains resulting principally from the sale of 526,551 shares of the common stock of Veritas DGC Inc. for net proceeds of $9.8 million. During the first quarter of 1996, Fund American sold all its holdings (2,042,572 shares) of the common stock of Zurich Reinsurance Centre Holdings, Inc. ("ZRC") for net proceeds of $61.8 million. Fund American also sold all its holdings (2,928,100 shares) of the common stock of The Louisiana Land and Exploration Company ("LLX") for net proceeds of $125.1 million. Gains on the sales of ZRC and LLX represented the majority of the $28.3 million of realized net investment gains reported during the 1996 first quarter.

Expenses. Source One finances its inventory of mortgage loans held for sale primarily with short-term debt. Accordingly, the decrease in mortgage loan production noted above also resulted in a decrease in interest expense for the 1997 first quarter as compared to the 1996 period.

Compensation and benefits expense increased $3.1 million to $25.5 million during the 1997 first quarter versus the comparable 1996 period. The increase is primarily a result of an increase in stock-based compensation accruals associated with certain of the Company's long-term compensation plans.

Insurance losses and loss adjustment expenses increased from $13.2 million in the 1996 first quarter to $24.2 million in the 1997 quarter due primarily to the increase in earned premium at Charter. The loss and loss adjustment expense ratio for the 1997 first quarter was 68.1% which compares to 67.7% for the 1996 first quarter.

The income tax provision for the first quarter of 1997 and 1996 includes $1.2 million and $1.1 million, respectively, of expense related to tax reserve adjustments. Excluding these tax reserve adjustments, Fund American's effective income tax rate for the first quarter of 1997 and 1996 was 34.3% and 35.7%, respectively.


Liquidity and Capital Resources

Parent Company. In connection with Source One's February 28, 1997 sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made certain collection, payment and performance guarantees to the buyer for a period of no more than ten years. The aggregate amount of the Company's guaranty is initially limited to $20.0 million and is expected to amortize down to $15.0 million.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and Subsidiaries. On November 1, 1996, Fund American signed a definitive agreement (the "MSA Agreement") to increase its ownership of MSA from 33% to 50%. MSA currently shares in 40% of NGM's business through a quota share reinsurance agreement which is expected to be increased to 60% pursuant to the MSA Agreement. Also pursuant to the MSA Agreement, NGM will contribute certain of its insurance, reinsurance and information and financial services subsidiaries to MSA. The aggregate purchase price to be paid by Fund American pursuant to the MSA Agreement is approximately $60.2 million, subject to certain purchase price adjustments. Fund American expects to assign the additional investment in MSA to White Mountains. The closing is dependent upon the receipt of state regulatory approvals and is expected to occur in the second quarter of 1997. White Mountains intends to finance the MSA investment by borrowing $50.0 million pursuant to White Mountains' existing credit facility, and through sales and maturities of investment securities.

On March 17, 1997, the Boards of Directors of the Company, White Mountains, Source One and Fund American Enterprises, Inc. ("FAE"), a wholly-owned subsidiary of the Company, approved a reorganization plan whereby Source One will become a part of Fund American's permanent operating group. As part of the reorganization, White Mountains will be merged into FAE. The plan also calls for approximately $139 million of capital infusions into Source One. This step is intended to improve Source One's debt ratings and reduce Source One's borrowing costs. Portions of the plan are subject to insurance regulatory approvals and will require amending various credit facilities of the Company, White Mountains, Source One, FAE, and Valley. Fund American believes that it will receive the requisite insurance regulatory and banking approvals to proceed with the transaction in the second quarter of 1997; however, there is no assurance that such approvals will be obtained.

Source One. Through March 31, 1997, Source One received $81.2 million of the estimated $271.5 million total proceeds from its February 1997 sale of mortgage servicing rights, with the $190.3 million balance reflected as a receivable on the March 31, 1997 balance sheet. At March 31, 1997, the proceeds received to-date for the servicing sale had been used by Source One to reduce short-term debt. Approximately $150.0 million of the balance of the servicing sale proceeds is expected be received in the second quarter of 1997. Source One is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) any combination of the foregoing.

In connection with the servicing sale, Source One recently implemented a plan to reduce and restructure its outstanding indebtedness and eliminate certain covenants which restrict Source One's ability to increase its secured borrowings. Pursuant to this plan, on May 8, 1997 Source One initiated a tender offer to repurchase up to 100% of its outstanding 8.875% medium-term notes due October 15, 2001. Source One estimates the price will be approximately 107.5% of the face amount of the notes redeemed. As of March 31, 1997, Source One had $138.4 million of such medium-term notes outstanding. The repurchase of the notes will be initially funded with additional issuance of short-term debt.

Source One is currently considering further steps to restructure its debt capital including (i) the issuance of approximately $100.0 million of additional medium-term notes pursuant to an existing shelf registration and (ii) entering into interest rate swaps whereby Source One's obligation to pay a fixed rate of interest on a portion of its outstanding medium-term notes and debentures will be swapped for an obligation to pay a floating rate of interest. Source One believes that using floating rate debt to finance a larger portion of its mortgage servicing assets is prudent, since the value of such assets generally increases as interest rates increase, and declines as interest rates decrease.

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits

                   11 - Statement Re Computation of Per Share Earnings* 27 Financial Data Schedule

           (b)     Reports on Form 8-K

                   On January 31, 1997 the registrant filed a Form 8-K, dated January 24, 1997, which disclosed a change in Fund American's independent auditors for 1997. This matter is further described in Item 9 of Fund American's 1996 Annual Report on Form 10-K.


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


                                FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                ----------------------------------------
                                (Registrant)




Date: May 12, 1997                  By:               /s/
                                       ---------------------------------
                                    Michael S. Paquette
                                    Vice President and Controller