Form 10-Q
period 1997-06-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1997-08-13
CIK 776867

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


         [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          For the period ended June 30, 1997
                                          OR
         [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________
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

    Yes   _X_     No   ___

As of August 5, 1997, 6,388,027 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      FUND AMERICAN ENTERPRISES HOLDINGS, INC.


                               TABLE OF CONTENTS
PART I.        FINANCIAL INFORMATION

                                                                    PAGE NO.
                                                                    --------
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets, June 30, 1997 (Unaudited),
and December 31, 1996                                                    2

Condensed Consolidated Income Statements (Unaudited),
Three Months and Six Months Ended June 30, 1997 and 1996                 3

Condensed Consolidated Statements of Cash Flows (Unaudited),
Six Months Ended June 30, 1997 and 1996                                  4

Notes to Condensed Consolidated Financial Statements (Unaudited)         5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                              6

PART II. OTHER INFORMATION

ITEM 1 THROUGH 6                                                        11

SIGNATURES                                                              12


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------
                                                                        June 30,  December 31,
                                                                            1997         1996
-----------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Assets
Common equity securities, at fair value (cost: $95.2 and $101.1)     $    156.1   $     160.8
Fixed maturity investments, at fair value (cost: $151.1 and $154.5)       151.7         155.4
Other investments (cost: $102.6 and $119.7)                               179.7         176.5
Short-term investments, at amortized cost (which approximated
 market value)                                                             44.5          67.5
                                                                     --------------------------
  Total investments                                                       532.0         560.2
Cash                                                                        3.1           4.8
Capitalized mortgage servicing rights, net of accumulated
 amortization                                                             159.6         410.9
Mortgage loans held for sale                                              201.2         314.9
Other mortgage origination and servicing assets                           215.1         183.0
Receivable from sale of mortgage servicing                                 45.0             -
Insurance premiums receivable                                              54.9          52.2
Reinsurance recoverable on paid and unpaid losses                          39.6          40.0
Investments in unconsolidated insurance affiliates                        270.7         226.9
Other assets                                                              170.9         187.7
                                                                     --------------------------
  Total Assets                                                       $  1,692.1   $   1,980.6
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Liabilities
Short-term debt                                                      $    242.2   $     407.9
Long-term debt                                                            305.1         424.2
Unearned insurance premiums                                                75.5          72.6
Loss and loss adjustment expense reserves                                  69.3          65.4
Accounts payable and other liabilities                                    285.9         279.5
                                                                     --------------------------
  Total liabilities                                                       978.0       1,249.6
-----------------------------------------------------------------------------------------------
Minority Interest - preferred stock of subsidiary                          44.0          44.0
-----------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock at $1 par value per share - authorized 125,000,000
 shares; issued 31,430,607 and 31,940,202 shares                           31.4          31.9
Common paid-in surplus                                                    360.7         366.5
Retained earnings                                                       1,018.4       1,067.1
Common stock in treasury, at cost - 25,034,939 shares                    (871.0)       (871.0)
Net unrealized investment gains, after tax                                130.6          92.5
                                                                     --------------------------
  Total shareholders' equity                                              670.1         687.0
-----------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and Shareholders' Equity      $  1,692.1   $   1,980.6
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   UNAUDITED
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended      Six Months Ended
                                                                            June 30,              June 30,
                                                                --------------------      ---------------
                                                                   1997        1996        1997       1996
----------------------------------------------------------------------------------------------------------
Revenues:
Gross mortgage servicing revenue                                $    19.0  $    33.5  $    48.6  $    68.1
Amortization and impairment of capitalized mortgage servicing       (15.6)      (9.8)     (24.2)     (10.0)
Net gain (loss) on financial instruments                              4.4       (1.9)      (1.7)      (4.9)
                                                                ------------------------------------------
  Net mortgage servicing revenue                                      7.8       21.8       22.7       53.2
Net gain on sales of mortgages                                        1.4       11.4        9.3       24.5
Loss on sale of mortgage servicing                                   (1.1)         -       (4.3)         -
Other mortgage operations revenue                                     4.7        4.6        9.0        9.5
Earned property and casualty insurance premiums                      35.8       25.8       71.3       45.3
Earnings from unconsolidated insurance affiliates                     4.6        1.7        9.8        3.0
Other insurance operations revenue                                    2.0        2.0        4.5        5.3
Net investment income                                                15.1       14.8       29.7       29.0
                                                                ------------------------------------------
  Total revenues                                                     70.3       82.1      152.0      169.8
----------------------------------------------------------------------------------------------------------
Expenses:
Compensation and benefits                                            24.9       25.5       50.4       47.9
Losses and loss adjustment expenses                                  24.1       17.3       48.3       30.5
General expenses                                                     21.9       20.6       42.6       40.5
Interest expense                                                     11.8       12.9       23.4       27.0
                                                                ------------------------------------------
  Total expenses                                                     82.7       76.3      164.7      145.9
----------------------------------------------------------------------------------------------------------
Pretax operating earnings (loss)                                    (12.4)       5.8      (12.7)      23.9
Net realized investment gains                                        16.2        1.3       25.8       29.7
                                                                ------------------------------------------
Pretax earnings                                                       3.8        7.1       13.1       53.6
Income tax provision                                                  3.2        3.6        7.6       21.3
                                                                ------------------------------------------
After tax earnings                                                     .6        3.5        5.5       32.3
Loss on early extinguishment of debt, after tax                      (6.0)         -       (6.0)         -
                                                                ------------------------------------------
----------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    (5.4) $     3.5  $     (.5) $    32.3
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Earnings per share:
After tax earnings                                              $     .08  $     .42  $     .74  $    3.87
Net income (loss)                                                    (.73)       .42       (.06)      3.87
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                   (MILLIONS)

----------------------------------------------------------------------------------------------------------------------
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                  --------------------
                                                                                                       1997       1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operations:
Net income (loss)                                                                                 $     (.5) $    32.3
Charges (credits) to reconcile net income to cash flows from operations:
  Undistributed earnings from unconsolidated insurance affiliates                                      (6.6)      (2.7)
  Net realized investment gains                                                                       (25.8)     (29.7)
  Decrease (increase) in mortgage loans held for sale                                                 113.7      (58.5)
  Loss on sale of mortgage servicing                                                                    4.3          -
  Increase in unearned insurance premiums                                                               2.9       34.1
  Increase in insurance premiums receivable                                                            (2.7)     (10.0)
  Increase in deferred insurance policy acquisition costs                                               (.6)      (5.7)
  Depreciation and amortization                                                                        27.6       14.3
  Increase in receivable from sale of servicing                                                        45.0          -
  Net unrealized loss on interest rate contracts                                                        1.3        4.9
  Changes in current income taxes receivable and payable                                                4.3       (1.0)
  Deferred income tax expense                                                                           1.4       22.7
  Other, net                                                                                           12.4       13.9
                                                                                                  --------------------
Net cash flows provided from operating activities                                                     176.7       14.6
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease in short-term investments                                                               23.0       57.3
  Sales of common equity securities and other investments                                              40.5      192.9
  Sales and maturities of fixed maturity investments                                                   44.1       24.8
  Purchases of common equity securities and other investments                                         (23.5)     (55.2)
  Purchases of fixed maturity investments                                                             (41.2)     (78.6)
  Acquisition of consolidated affiliate                                                                   -      (13.2)
  Investments in unconsolidated insurance affiliates                                                      -     (107.6)
  Net proceeds from sales of mortgage servicing rights                                                226.5          -
  Collections on and sales of other mortgage origination and servicing assets                         182.5       96.5
  Additions to other mortgage origination and servicing assets                                       (218.5)    (102.2)
  Additions to capitalized mortgage servicing rights                                                  (61.1)     (47.1)
  Net purchases of fixed assets                                                                         (.3)      (2.9)
                                                                                                  --------------------
Net cash flows provided from (used for) investing activities                                          172.0      (35.3)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  (Repayments) issuances of short-term debt, net                                                     (166.0)      61.8
  Repayments of long-term debt                                                                       (129.9)     (25.2)
  Purchases of common stock retired                                                                   (51.8)     (12.8)
  Dividends paid to common shareholders                                                                (2.7)      (3.1)
  Other                                                                                                   -        (.9)
                                                                                                  --------------------
Net cash (used for) provided from financing activities                                               (350.4)      19.8
                                                                                                  --------------------
Net decrease in cash during period                                                                     (1.7)       (.9)
Cash balance at beginning of period                                                                     4.8        2.7
                                                                                                  --------------------
Cash balance at end of period                                                                     $     3.1  $     1.8
----------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Interest paid                                                                                   $   (25.6) $   (26.2)
  Net income tax (payments) receipts                                                              $    (7.3) $      .3
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

NOTE 1. BASIS OF PRESENTATION

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

   The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

NOTE 2. APPLICATION OF NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivable and changes Fund American's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for all transfers of financial assets occurring after December 31, 1996. Retroactive application of SFAS No. 125 is not permitted. The adoption of certain provisions of SFAS No. 125, which occurred in the 1997 first quarter, did not materially effect Source One's financial results. The adoption of certain other provisions of SFAS No. 125 have been deferred to 1998.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 will serve to simplify the computation of earnings per share and to make the U.S. standard more compatible with existing international standards. FASB No. 128 will become effective for all periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS No. 128 is not expected to change the method by which the Company currently calculates its earnings per share but will change the Company's presentation of earnings per share by eliminating the "primary earnings per share" disclosure (which considers the effects of common equivalent shares) in favor of a more simplistic "basic earnings per share" disclosure (which generally considers only common shares outstanding).

NOTE 3. EARNINGS PER SHARE

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 7,402,225 and 8,320,959 for the three-month periods ended June 30, 1997 and 1996, respectively, and 7,488,209 and 8,342,831 for the six month periods ended June 30, 1997 and 1996, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 7,402,225 and 8,320,974 for the three month periods ended June 30, 1997 and 1996, respectively, and 7,488,209 and 8,342,859 for the six month periods ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS -- THREE-MONTH AND SIX-
MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Fund American reported a net loss of $.5 million, or $.06 per share, for the six month period ended June 30, 1997, compared to net income of $32.3 million, or $3.87 per share, for the six month period ended June 30, 1996. For the 1997 second quarter Fund American reported a net loss of $5.4 million, or $.73 per share, versus net income of $3.5 million, or $.42 per share, in 1996. The 1997 results include a $6.0 million after tax extraordinary loss on early extinguishment of debt recorded in the second quarter by Source One. The 1996 first half results include a $27.5 million pretax, $17.9 million after tax, recovery of Source One's valuation allowance associated with its capitalized mortgage loan servicing asset due to an increase in market interest rates.

   Book value per common and equivalent share increased to $95.23 at June 30, 1997, an increase of $4.42 from the December 31, 1996 book value per share of $90.81.

CONSOLIDATED INSURANCE OPERATIONS.

Valley Insurance Companies ("Valley"), a Northwest region property-casualty company which writes personal and commercial lines, posted a combined ratio of 99.9% for the 1997 first half versus a 98.0% for the comparable 1996 period. Valley had $38.5 million of earned premium in the 1997 year-to-date period, an increase of $4.8 million from the comparable1996 amount. The operations of Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas, posted a combined ratio of 95.4% for the 1997 first half versus 98.8% for the comparable 1996 period. Charter had $31.5 million of earned premium in the 1997 year-to-date period, an increase of $20.2 million from the comparable 1996 amount. Premiums for Charter's automobile policies written prior to 1996 were fully ceded to a former affiliate of Charter. White Mountains Insurance Company, a newly formed New England region property-casualty company which writes commercial lines, had $1.2 million of earned premium in the 1997 first half. A summary of White Mountains' consolidated insurance operating results follows:

------------------------------------------------------------------------
                                  Three Months           Six Months
                                 Ended June 30,        Ended June 30,
                              --------------------  --------------------
Dollars in millions                1997       1996       1997       1996
------------------------------------------------------------------------
CONSOLIDATED:
Net written premium           $    35.7  $    42.7  $    73.8  $    79.2
Ending statutory surplus                            $    88.5  $    82.8
VALLEY:
Loss and loss adjustment
  expense                         65.4%      63.4%      63.8%      62.8%
Underwriting expense              33.8%      33.4%      36.1%      35.2%
                              ------------------------------------------
  Combined                        99.2%      96.8%      99.9%      98.0%
                              ------------------------------------------
                              ------------------------------------------
CHARTER:
Loss and loss adjustment
  expense                         69.8%      82.8%      71.9%      80.0%
Underwriting expense              26.3%      15.3%      23.5%      18.8%
                              ------------------------------------------
  Combined                        96.1%      98.1%      95.4%      98.8%
                              ------------------------------------------
                              ------------------------------------------
WHITE MOUNTAINS INSURANCE
  COMPANY:
Loss and loss adjustment
  expense                         77.5%      95.3%      95.3%      92.5%
Underwriting expense              62.1%      43.1%      60.6%      48.0%
                              ------------------------------------------
  Combined                       139.6%     138.4%     155.9%     140.5%
------------------------------------------------------------------------
------------------------------------------------------------------------

UNCONSOLIDATED INSURANCE OPERATIONS.

The Company's unconsolidated insurance affiliates consist of a 25% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica") and a 33% interest in Main Street America Holdings, Inc. ("MSA"). Fund American's earnings from these affiliates increased to $9.8 million for the 1997 first half, from $3.0 million for the comparable 1996 period. The increase is primarily due to strong operating results at FSA and MSA and the inclusion in 1997 of earnings from the Folksamerica investment (which was acquired in June 1996). The strong operating results at FSA in the 1997 first half were the result of a steady domestic transaction flow as well as several large, high premium European transactions. FSA's adjusted book value ended the 1997 first half at $36.95, up $2.42 from $34.53 at December 31, 1996. Folksamerica's operations performed well despite a continuing highly-competitive reinsurance market. Folksamerica's June 30, 1997 book value per share increased to $13.27, an increase of $1.15 from its 1996 year-end value of $12.12 per share. MSA's underwriting results for the 1997 first half produced a combined ratio of 103.2%.

   MORTGAGE OPERATIONS. A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

----------------------------------------------------------------------
                                Three Months           Six Months
                               Ended June 30,        Ended June 30,
                            --------------------  --------------------
Dollars in millions              1997       1996       1997       1996
----------------------------------------------------------------------
Mortgage loan production:
Retail originations         $     325  $     505  $     593  $   1,100
Wholesale originations            502        602        875      1,212
                            ------------------------------------------
  Total                     $     827  $   1,107  $   1,468  $   2,312
                            ------------------------------------------
----------------------------------------------------------------------
Mortgage loan servicing
  portfolio (a):
Beginning balance           $  28,851  $  31,605  $  29,201  $  31,831
Mortgage loan production          827      1,107      1,468      2,312
Regular payoffs                  (705)      (864)    (1,296)    (1,783)
Other                            (390)      (519)      (790)    (1,031)
                            ------------------------------------------
  Ending balance            $  28,583  $  31,329  $  28,583  $  31,329
----------------------------------------------------------------------
----------------------------------------------------------------------

(a) Includes loans subserviced for others ($18,932 million as of June 30, 1997).

   The decrease in mortgage loan production and payoffs for the 1997 first half and second quarter versus the comparable 1996 periods reflects higher market interest rates and a corresponding decrease in refinancing activity. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------
                                         JUNE 30,     Dec. 31,
                                             1997         1996
--------------------------------------------------------------
Mortgage loan servicing portfolio
  (a):
Number of loans                          465,306      478,779
Weighted average interest rate             8.45%        8.48%
Percent delinquent (includes loans
  in process of foreclosure)               6.32%        7.17%
--------------------------------------------------------------
--------------------------------------------------------------

(a) Includes loans subserviced for others of $18,932 million and $2,791 million as of June 30, 1997 and December 31, 1996, respectively.

   Source One's gross mortgage servicing revenue decreased to $19.0 million and $48.6 million for the three and six month periods ended June 30, 1997, respectively, from $33.5 million and $68.1 million for the comparable 1996 periods. The decrease in gross servicing revenue during the 1997 periods is primarily the result of Source One's February 28, 1997 sale of servicing with respect to $17.0 billion of mortgage loans. Source One's net mortgage servicing revenue decreased to $7.8 million and $22.7 million for the three and six month periods ended June 30, 1997, respectively, from $21.8 million and $53.2 million for the comparable 1996 periods. The 1996 six month period results include a $27.5 million pretax recovery of Source One's valuation allowance associated with its capitalized mortgage loan servicing asset. The following table illustrates the recent change in Source One's servicing portfolio mix as a result of the sale:

-----------------------------------------------------------
                                    JUNE 30,   December 31,
Millions                                1997           1996
-----------------------------------------------------------
Mortgage loan servicing
  portfolio owned                 $   9,651     $  26,410
Mortgage loan servicing
  portfolio subserviced for
  others                             18,932         2,791
                                 --------------------------
Total mortgage loan servicing
  portfolio                       $  28,583     $  29,201
-----------------------------------------------------------
-----------------------------------------------------------

   In connection with the February 1997 servicing sale, Source One recorded a $4.3 million pretax loss ($2.8 million after tax) during the 1997 first half. Source One will continue to subservice the mortgage loans pursuant to a subservicing agreement for a period of no less than 12 months from the time of transfer.

   Source One utilizes interest rate floor contracts and principal only swap agreements to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. Net mortgage servicing revenue for the six month periods ended June 30, 1997 and 1996, has been reduced by $1.7 million and $4.9 million of pretax net losses, respectively, which represents declines in the market value of Source One's investments in interest rate floor contracts and principal only swap agreements.

   The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor yields range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floors declines. However, Source One is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. As of June 30, 1997, the carrying value of Source One's open interest rate floor contracts totalled $2.4 million with a total notional principal amount of $1.1 billion. The floors have terms ranging from approximately one to four years.

   The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of June 30, 1997, the carrying value of Source One's principal-only swap transactions totalled $4.3 million, with a original notional principal amount of $98.1 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. The principal-only swaps have remaining terms of approximately three to four years.

   Net gain on sales of mortgages decreased to $1.4 million and $9.3 million for the three and six month periods ended June 30, 1997, respectively, from $11.4 million and $24.5 million for the comparable 1996 periods, respectively. The 1997 amounts include a $3.0 million pretax charge related to mortgage loans held for investment which have been identified for sale and marked down from amortized cost to current market value. The balance of the declines are primarily due to decreased production and the related decrease in mortgage loan sales volume during 1997 compared to 1996.

   In April 1997 Source One approved and implemented a restructuring plan designed to reduce its operating costs in order to improve its financial performance. As part of this plan, during the second quarter Source One reduced its workforce by approximately 100 employees. The restructuring charge recognized by Source One during the 1997 second quarter totaled $1.7 million. Approximately $1.5 million of the restructuring charge was included in compensation and benefits expense with the remainder being included in general expenses.

   Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and the fixed maturity investments of its consolidated insurance operations. Net investment income was $29.7 million and $29.0 million, respectively, for the 1997 and 1996 six month periods.

   Total net investment gains and losses, before tax, were as follows:

----------------------------------------------------------------
Millions                                         1997       1996
----------------------------------------------------------------
Net realized gains                          $    25.8  $    29.7
Net unrealized gains (losses)                    58.6       (1.4)
                                            --------------------
Total net investment gains, before tax      $    84.4  $    28.3
----------------------------------------------------------------
----------------------------------------------------------------

   Realized investment gains of $25.8 million for the 1997 first half resulted principally from the sales of 628,581 shares of the common stock of Travelers Property Casualty Corp. for net proceeds of $22.9 million in the second quarter and 526,551 shares of the common stock of Veritas DGC Inc. for net proceeds of $9.8 million during the first quarter. Realized gains of $29.7 million for the 1996 first half resulted principally from the second quarter sales of 2,042,572 shares of the common stock of Zurich Reinsurance Centre Holdings, Inc. for net proceeds of $61.8 million and 2,928,100 shares of the common stock of The Louisiana Land and Exploration Company for net proceeds of $125.1 million.

EXPENSES AND INCOME TAXES.

Source One finances its inventory of mortgage loans held for sale primarily with short-term debt. Accordingly, the decrease in mortgage loan production noted above also resulted in a decrease in interest expense for the 1997 first half and 1997 second quarter as compared to the 1996 periods.

   Insurance losses and loss adjustment expenses increased from $17.3 million and $30.5 million in the 1996 second quarter and first half, respectively, to $24.2 million and $48.4 million in the 1997 second quarter and first half, respectively, due primarily to increases in earned premium at Charter. The loss and loss adjustment expense ratio for the 1997 second quarter and first half was 67.8% and 68.0%, respectively, which compares to 67.1% and 67.3%, respectively, for the comparable 1996 periods.

   The income tax provision for the first half of 1997 and 1996 includes $2.5 million and $2.1 million, respectively, of expense related to tax reserve adjustments. Excluding these tax reserve adjustments, Fund American's effective income tax rate for the first half of 1997 and 1996 was 39.2% and 35.8%, respectively.

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

   During the 1997 second quarter the Company repurchased 499,023 shares of its common stock ("Shares") for $50.7 million in a series of open market transactions. All such Shares purchased have since been retired.

   Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

   WHITE MOUNTAINS AND SUBSIDIARIES. On November 1, 1996, Fund American signed a definitive agreement (the "MSA Agreement") to increase its ownership of MSA from 33% to 50%. MSA currently shares in 40% of NGM's business through a quota share reinsurance agreement which is expected to be increased to 60% pursuant to the MSA Agreement. Also pursuant to the MSA Agreement, NGM will contribute certain of its insurance, reinsurance and information and financial services subsidiaries to MSA. The aggregate purchase price to be paid by Fund American pursuant to the MSA Agreement is approximately $60.2 million, subject to certain purchase price adjustments. Fund American expects to assign the additional investment in MSA to White Mountains. The closing is dependent upon the receipt of state regulatory approvals and is expected to occur in the third quarter of 1997. White Mountains intends to finance the MSA investment by borrowing $50.0 million pursuant to White Mountains' credit facility, and through sales and maturities of investment securities.

   As part of a previously disclosed reorganization plan, on July 31, 1997 (upon receipt of various regulatory and banking approvals) White Mountains was merged into Fund American Enterprises, Inc., a wholly-owned subsidiary of the Company and the direct parent company of Source One, and the combined entity was immediately renamed White Mountains Holdings, Inc.

   SOURCE ONE. Through June 30, 1997, Source One received $226.5 million of the estimated $271.5 million total proceeds from its February 1997 sale of mortgage servicing rights, with the $45.0 million balance reflected as a receivable on the June 30, 1997 balance sheet. Source One is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties;
(ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) any combination of the foregoing.

   Source One had previously announced that it had contracted to receive from Fund American approximately $139 million (approximately $119 million net of associated tax liabilities and other adjustments) of capital infusions during 1997 consisting primarily of common stock and options to acquire common stock of FSA. During the 1997 first quarter, Fund American contributed net assets totalling $40.5 million to Source One which did not require regulatory approval. During the second quarter, Source One recorded the remaining $78.5 million of contracted net assets. The capital infusions were undertaken to improve Source One's debt ratings and reduce Source One's borrowing costs.

   On May 22, 1997 Source One repurchased $119.6 million of its outstanding 8.875% medium-term notes due October 15, 2001. Source One recognized a $6.0 million after tax loss on the early retirement of the notes.

   On July 25, 1997, Source One amended and restated its secured credit agreement to reflect a reduction in its borrowing requirements resulting from the cash proceeds received from the February 1997 servicing sale. The provisions of the amended agreement decrease Source One's borrowing capacity from $750.0 million to $500.0 million and reduce borrowing costs by lowering the facility fee.

   Source One is currently considering further steps to restructure its debt capital including (i) the issuance of approximately $50.0 million of additional medium-term notes pursuant to an existing shelf registration and (ii) entering into interest rate swaps whereby Source One's obligation to pay a fixed rate of interest on a portion of its outstanding medium-term notes and debentures will be swapped for an obligation to pay a floating rate of interest. Source One believes that using floating rate debt to finance a larger portion of its mortgage servicing assets is prudent, since the value of such assets generally increases as interest rates increase, and declines as interest rates decrease.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         At the Company's 1997 Annual Meeting of shareholders, which was held on May 29, 1997 in Hanover, New Hampshire, shareholders approved proposals (as further described in the Company's 1997 Proxy Statement) calling for the Election of Directors and the Appointment of Independent Auditors. With respect to the Election of Directors, 6,290,075 votes were cast in favor of the proposal and 44,150 votes were withheld. With respect to the Appointment of Independent Auditors, 6,312,245 votes were cast in favor of the proposal, 4,676 votes were cast against the proposal and 14,304 votes abstained.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              11 - Statement Re Computation of Per Share Earnings* 27 - Financial Data Schedule*

         (b)  Reports on Form 8-K

              None.

*Filed herewith.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                  ----------------------------------------
                                  (Registrant)




Date: August 13, 1997             By:  /s/
      ---------------                 -------------------------------------
                                        Michael S.  Paquette
                                       Vice President and Controller