Form 10-Q
period 1997-09-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1997-11-12
CIK 776867

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                      FORM 10-Q


    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the period ended September 30, 1997

                                          OR
    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES  EXCHANGE  ACT OF 1934
                  For the transition period from         to
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

                               Yes   [ X ]     No  [   ]

As of November 12, 1997, 6,377,757 shares of Common Stock with a par value of $1.00 per share were outstanding.

                       FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                                  Table of Contents

PART I.       FINANCIAL INFORMATION                                                    Page No.
                                                                                       --------
    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets,
              September 30, 1997 (Unaudited), and December 31, 1996                         3

              Condensed Consolidated Income Statements (Unaudited),
              Three Months and Nine Months Ended September 30, 1997 and 1996                4

              Condensed Consolidated Statements of Cash Flows (Unaudited),
              Nine Months Ended September 30, 1997 and 1996                                 5

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                                        6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7-12


PART II.      OTHER INFORMATION


    Items 1 through 6                                                                       13

    SIGNATURES                                                                              14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)


                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                          1997               1996
                                                                                     -------------       ------------
                                                                                     (Unaudited)
Assets

Common equity securities, at fair value (cost: $87.5 and $101.1)...................     $  156.6           $  160.8
Fixed maturity investments, at fair value (cost: $150.3 and $154.5)................        152.5              155.4
Other investments (cost: $117.0 and $119.7)........................................        194.4              176.5
Short-term investments, at amortized cost (which approximated market value)........         88.9               67.5
                                                                                     -------------       ------------
      Total investments............................................................        592.4              560.2

Cash...............................................................................          6.8                4.8
Capitalized mortgage servicing rights, net of accumulated amortization.............        167.1              410.9
Mortgage loans held for sale.......................................................        484.0              314.9
Other mortgage origination and servicing assets....................................        187.9              183.0
Receivable from sale of mortgage servicing.........................................         33.0                --
Insurance premiums receivable......................................................         55.8               52.2
Reinsurance recoverable on paid and unpaid losses..................................         38.5               40.0
Investments in unconsolidated insurance affiliates.................................        319.1              226.9
Other assets.......................................................................        138.6              187.7
                                                                                     -------------       ------------
Total Assets.......................................................................     $2,023.2           $1,980.6
                                                                                     -------------       ------------
                                                                                     -------------       ------------

Liabilities

Short-term debt....................................................................     $  490.5           $  407.9
Long-term debt.....................................................................        304.1              424.2
Unearned insurance premiums........................................................         76.9               72.6
Loss and loss adjustment expense reserves..........................................         71.3               65.4
Accounts payable and other liabilities.............................................        317.4              279.5
                                                                                     -------------       ------------
    Total liabilities..............................................................      1,260.2            1,249.6
                                                                                     -------------       ------------

Minority Interest - preferred stock of subsidiary..................................         44.0               44.0
                                                                                     -------------       ------------

Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
  issued 31,416,099 and 31,940,202 shares..........................................         31.4               31.9
Common paid-in surplus.............................................................        360.5              366.5
Retained earnings..................................................................      1,031.2            1,067.1
Common stock in treasury, at cost - 25,034,939 shares..............................       (871.0)            (871.0)
Net unrealized investment gains, after tax.........................................        166.9               92.5
                                                                                     -------------       ------------
      Total shareholders' equity...................................................        719.0              687.0
                                                                                     -------------       ------------

Total Liabilities, Minority Interest and Shareholders' Equity......................     $2,023.2           $1,980.6
                                                                                     -------------       ------------
                                                                                     -------------       ------------

            See Notes to Condensed Consolidated Financial Statements.

                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.


                   CONDENSED CONSOLIDATED INCOME STATEMENTS


                                   Unaudited

                      (millions, except per share amounts)






                                                                     Three Months Ended   Nine Months Ended
                                                                        September 30,        September 30,
                                                                     ------------------   -----------------
                                                                       1997      1996       1997     1996
                                                                     --------- --------   -------- --------
Revenues:
 Gross mortgage servicing revenue................................... $   20.8  $  33.0    $  69.4  $ 101.1
 Amortization and impairment of capitalized mortgage servicing......    (19.3)   (16.1)     (43.5)   (26.1)
 Net gain (loss) on financial instruments...........................      6.0      (.2)       4.3    (5.1)
                                                                     --------- --------   -------- --------
   Net mortgage servicing revenue...................................      7.5     16.7       30.2    69.9

 Net gain on sales of mortgages.....................................      6.4      7.7       15.7    32.2
 Gain (loss) on sale of mortgage servicing..........................       -      10.1       (4.3)   10.1
 Other mortgage operations revenue..................................      4.8      4.1       13.8    13.6
 Earned property and casualty insurance premiums....................     36.7     30.4      108.0    75.7
 Earnings from unconsolidated insurance affiliates..................      5.0      3.1       14.8     6.1
 Other insurance operations revenue.................................      2.4      2.0        6.9     7.3

 Net investment income..............................................     16.6     15.8       46.3    44.8
                                                                     --------- --------   -------- --------
   Total revenues...................................................     79.4     89.9      231.4   259.7
                                                                     --------- --------   -------- --------
Expenses:
 Compensation and benefits..........................................     22.2     25.3       72.6    73.2
 Losses and loss adjustment expenses................................     24.6     21.7       72.9    52.2
 General expenses...................................................     19.6     22.7       62.2    63.2
 Interest expense...................................................     12.3     11.5       35.7    38.5
                                                                     --------- --------   -------- --------
   Total expenses...................................................     78.7     81.2      243.4   227.1
                                                                     --------- --------   -------- --------
Pretax operating earnings (loss)....................................       .7      8.7      (12.0)   32.6
Net realized investment gains (losses)..............................     21.8     (1.6)      47.6    28.1
                                                                     --------- --------   -------- --------
Pretax earnings.....................................................     22.5      7.1       35.6    60.7
Income tax provision................................................      7.1      3.4       14.7    24.7
                                                                     --------- --------   -------- --------
After tax earnings..................................................     15.4      3.7       20.9    36.0
Loss on early extinguishment of debt, after tax.....................       -        -        (6.0)     -
                                                                     --------- --------   -------- --------
Net income.......................................................... $   15.4  $   3.7    $  14.9  $ 36.0
                                                                     --------- --------   -------- --------
                                                                     --------- --------   -------- --------
Earnings per share:
 After tax earnings................................................. $   2.18  $    .46   $   2.84 $  4.38
 Net income.........................................................     2.18       .46       2.03    4.38


              See Notes to Condensed Consolidated Financial Statements

    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

    Unaudited

    (millions)

                                                         Nine Months Ended
                                                            September 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------   -----------
Cash flows from operations:
Net income......................................... $       14.9   $      36.0
Charges (credits) to reconcile net income
  to cash flows from operations:
  Undistributed earnings from unconsolidated
    insurance affiliates...........................        (9.8)         (3.9)
  Net realized investment gains....................       (47.6)        (28.1)
  Extraordinary loss on early
    exitinguishment of debt........................          6.0            -
  Net (increase) decrease in mortgage
    loans held for sale............................      (169.1)         107.5
  Loss (gain) on sale of mortgage servicing........          4.3         (10.1)
  Increase in unearned insurance premiums..........          4.3          38.4
  Increase in insurance premiums receivable........        (3.6)         (8.7)
  Increase in deferred insurance policy
    acquisition costs..............................         (.9)         (6.6)
  Depreciation and amortization....................         48.5          32.3
  Increase in receivable from sale of servicing....         33.0            -
  Net unrealized (gain) loss on
    financial instruments..........................        (4.7)           4.9
  Changes in current income taxes receivable
    and payable....................................          8.2           9.0
  Deferred income tax (benefit) expense............        (4.2)          15.1
  Net increase in acounts payable and
    other liabilities..............................         37.9          41.3
  Other, net.......................................         26.5         (17.5)
                                                    ------------   -----------
Net cash flows (used for) provided from
  operating activities.............................       (56.3)         209.6
                                                    ------------   -----------
Cash flows from investing activities:
  Net (increase) decrease in short-term investments       (21.4)          33.2
  Sales of common equity securities and
    other investments..............................        108.2         196.5
  Sales and maturities of fixed maturity investments        62.3          98.3
  Purchases of common equity securities and
    other investments...............................      (42.8)        (58.1)
  Purchases of fixed maturity investments...........      (58.4)       (145.8)
  Acquisition of consolidated affiliate.............          -         (13.2)
  Investments in unconsolidated insurance affiliates          -        (107.6)
  Net proceeds from sales of mortgage
    servicing rights................................       241.5          11.7
  Collections on and sales of other mortgage
    origination and servicing assets................       240.4         131.6
  Additions to other mortgage origination
    and servicing assets............................     (251.3)       (154.4)
  Additions to capitalized mortgage servicing rights     (111.1)        (62.3)
  Net purchases of fixed assets.....................       (2.3)         (4.8)
                                                    ------------   -----------
Net cash flows provided from (used for)
  investing activities..............................       165.1        (74.9)
                                                    ------------   -----------

Cash flows from financing activities:
  Net (repayments) issuances of short-term debt.....        81.5        (58.1)
  Repayments of long-term debt......................     (131.0)        (29.7)
  Purchases of common stock retired.................      (53.3)        (39.8)
  Dividends paid to common shareholders.............       (4.0)         (4.5)
  Other.............................................         -            (.9)
                                                    ------------   -----------
Net cash used for financing activities..............     (106.8)       (133.0)
                                                    ------------   -----------
Net increase in cash during period..................         2.0           1.7
Cash balance at beginning of period.................         4.8           2.7
                                                    ------------   -----------
Cash balance at end of period.......................$        6.8   $       4.4
                                                    ------------   -----------
                                                    ------------   -----------
Supplemental cash flows information:
  Interest paid.....................................$     (34.7)  $     (33.8)
  Net income taxes paid.............................$     (10.8)  $       (.7)




            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains"). White Mountains is a financial services holding company that houses the Company's insurance and mortgage banking operations. White Mountains' insurance operations are conducted through its subsidiaries and affiliates in the businesses of property-casualty insurance, reinsurance and financial guaranty insurance. White Mountains' mortgage banking operations are conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). Source One is one of the nation's largest mortgage banking companies.

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

Note 2.  Application of New Accounting Standards

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 eliminates the distinction between "normal" servicing rights and excess servicing receivable and changes Source One's method of measuring the value of its capitalized excess servicing asset. SFAS No. 125 is effective for all transfers of financial assets occurring after December 31, 1996. Retroactive application of SFAS No. 125 is not permitted. The adoption of certain provisions of SFAS No. 125, which occurred in the 1997 first quarter, did not materially effect Source One's financial results. The adoption of certain other provisions of SFAS No. 125 has been deferred to 1998.

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

Note 3.  Earnings Per Share

Primary earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding of 7,061,682 and 7,977,711 for the three-month periods ended September 30, 1997 and 1996, respectively, and 7,344,466 and 8,220,149 for the nine-month periods ended September 30, 1997 and 1996, respectively. Fully diluted earnings per share amounts are based on the weighted average number of common shares outstanding, assuming full dilution, of 7,061,688 and 7,977,743 for the three-month periods ended September 30, 1997 and 1996, respectively, and 7,344,479 and 8,220,229 for the nine-month periods ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis

Results of Operations -- Three-Month and Nine-Month Periods Ended September 30, 1997 and 1996

Fund American reported net income of $14.9 million, or $2.03 per share, for the nine month period ended September 30, 1997, compared to net income of $36.0 million, or $4.38 per share, for the nine month period ended September 30, 1996. For the 1997 third quarter Fund American reported net income of $15.4 million, or $2.18 per share, versus net income of $3.7 million, or $.46 per share, in 1996. The 1997 nine month results include a $6.0 million after tax extraordinary loss on early extinguishment of debt recorded in the second quarter by Source One. The 1996 nine month results include a $27.5 million pretax, $17.9 million after tax, recovery of Source One's valuation allowance associated with its capitalized mortgage loan servicing asset due to an increase in market interest rates.

Book value per common and common equivalent share increased to $102.14, an increase of $11.33 from the December 31, 1996 book value per share of $90.81.

Consolidated Insurance Operations.

Valley Insurance Companies ("Valley"), a Northwest region property-casualty company which writes personal and commercial lines, posted a combined ratio of 100.4% for the 1997 year-to-date period versus a 101.0% for the comparable 1996 period. Valley had $59.0 million of earned premium in the 1997 year-to-date period, an increase of $7.1 million from the comparable1996 amount. The operations of Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas, posted a combined ratio of 92.7% for the 1997 year-to-date period versus 97.9% for the comparable 1996 period. Charter had $46.8 million of earned premium in the 1997 year-to-date period, an increase of $23.7 million from the comparable 1996 amount. Premiums for Charter's automobile policies written prior to 1996 were fully ceded to a former affiliate of Charter. White Mountains Insurance Company, a newly formed New England region property-casualty company which writes commercial lines, had $2.2 million of earned premium in the 1997 year-to-date period. A summary of White Mountains' consolidated insurance operating results follows:

--------------------------------------------------------------------------------
                                                 Three Months     Nine Months
                                                Ended Sept. 30,  Ended Sept. 30,
                                               ----------------  ---------------

Dollars in millions                                 1997   1996   1997    1996
--------------------------------------------------------------------------------
    Net written premium                            $39.1  $34.8 $112.9  $114.0
    Ending statutory surplus                                     $91.8   $80.3

Valley:
    Loss and loss adjustment expense                66.7%  67.7%  64.8%   64.5%
    Underwriting expense                            34.7%  39.1%  35.6%   36.5%
                                                   -----  -----  -----   -----
            Combined                               101.4% 106.8% 100.4%  101.0%
                                                   -----  -----  -----   -----
                                                   -----  -----  -----   -----

Charter:
    Loss and loss adjustment expense                62.8%  76.3%  68.9%   78.1%
    Underwriting expense                            24.2%  22.7%  23.8%   19.8%
                                                   -----  -----  -----   -----
            Combined                                87.0%  99.0%  92.7%   97.9%
                                                   -----  -----  -----   -----
                                                   -----  -----  -----   -----

White Mountains Insurance Company:
    Loss and loss adjustment expense               127.9%  91.0% 109.6%   91.7%
    Underwriting expense                            45.8%  62.0%  53.6%   53.0%
                                                   -----  -----  -----   -----
            Combined                               173.7% 153.0% 163.2%  144.7%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Unconsolidated Insurance Operations.

The Company's unconsolidated insurance affiliates consist of a 25% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica") and a 33% interest in Main Street America Holdings, Inc. ("MSA"). Fund American's earnings from these affiliates increased to $14.8 million for the first nine months of 1997, from $6.1 million for the comparable 1996 period. The increase is primarily due to strong operating results at FSA and MSA and the inclusion in 1997 of earnings from Folksamerica (which was acquired in June 1996). The strong operating results at FSA in 1997 were the result of a steady domestic transaction flow as well as several large, high premium European transactions. FSA's adjusted book value at September 30, 1997 was $37.88, up $3.35 from $34.53 at December 31, 1996. Folksamerica's operations performed well despite a continuing highly-competitive reinsurance market. Folksamerica's September 30, 1997 book value per share increased to $14.54, an increase of $2.42 from its 1996 year-end value of $12.12 per share. MSA's underwriting results for the first nine months of 1997 produced a combined ratio of 102.9% vs. a 108.9% combined ratio for the 1996 comparable period.

Mortgage Banking Operations.

For the 1997 year-to-date period, Source One had a net loss applicable to common stock of $13.8 million versus net income of $24.7 million for the comparable 1996 period. Source One's 1997 results include the following one-time charges:
(i) a $6.0 million after tax extraordinary loss on early extinguishment of debt and (ii) restructuring and compensation charges of $3.1 million pretax, $2.0 after tax, associated with Source One's plan to reduce its operating costs and improve its financial performance. Source One's 1996 results include a $27.5 million pretax, $17.9 million after tax, recovery of Source One's valuation allowance associated with its capitalized mortgage loan servicing asset due to an increase in market interest rates. For the 1997 third quarter, Source One had net income applicable to common stock of $.1 million versus net income of $7.3 million for the comparable 1997 period. Source One's 1997 year-to-date and third quarter results include $6.3 million and $3.1 million of pretax earnings, respectively, associated with the Company's investment in FSA which was contributed to Source One during 1997 to provide additional credit support to Source One's mortgage banking operations.

A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

--------------------------------------------------------------------------------
                                           Three Months         Nine Months
                                          Ended Sept. 30,     Ended Sept. 30,
                                        ------------------  --------------------
Millions                                    1997      1996      1997     1996
--------------------------------------------------------------------------------
Mortgage loan production:
    Retail originations                 $    420  $    371  $  1,013 $  1,471
    Wholesale originations                   829       420     1,704    1,632
                                        --------- --------- --------- ---------
            Total                       $  1,249  $    791  $  2,717 $  3,103
--------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
    Beginning balance                   $ 28,583  $ 31,329  $ 29,201 $ 31,831

    Mortgage loan production               1,249       791     2,717    3,103
    Regular payoffs                         (831)     (634)   (2,127)  (2,417)

    Other                                   (357)   (3,839)   (1,147)  (4,870)
                                        --------- --------- --------- ---------

            Ending balance              $ 28,644  $ 27,647  $ 28,644 $ 27,647
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(a) Includes loans subserviced for others of $18,216 million and $3,796 million as of September 30, 1997 and 1996, respectively.

The decrease in mortgage loan production and payoffs for the 1997 year-to-date period and third quarter versus the comparable 1996 periods reflects higher market interest rates and a corresponding decrease in refinancing activity. Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

--------------------------------------------------------------------------------

                                                  Sept. 30,            Dec. 31,
                                                       1997                1996
--------------------------------------------------------------------------------
Mortgage loan servicing portfolio (a):
    Number of loans                                 462,234             478,779
    Weighted average interest rate                     8.41%               8.48%
    Percent delinquent (includes loans in
      process of foreclosure)                          6.78%               7.17%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(a) Includes loans subserviced for others of $18,216 million and $2,791 million as of September 30, 1997 and December 31, 1996, respectively.

Source One's gross mortgage servicing revenue decreased to $20.8 million and $69.4 million for the three and nine-month periods ended September 30, 1997, respectively, from $33.0 million and $101.1 million for the comparable 1996 periods. The decrease in gross mortgage servicing revenue during the 1997 periods is primarily the result of Source One's February 28, 1997 sale of servicing rights with respect to approximately $17.0 billion of mortgage loans. Source One's net mortgage servicing revenue decreased to $7.5 million and $30.1 million for the three and nine-month periods ended September 30, 1997, respectively, from $16.7 million and $69.9 million for the comparable 1996 periods. During 1997 Source One had pretax impairment on its capitalized mortgage loan servicing asset of $8.2 million (due to decreases in market interest rates during 1997 as compared to 1996) versus $27.5 million of pretax recoveries for the 1996 comparable period. The following table illustrates the recent change in Source One's servicing portfolio mix as a result of the sale:

--------------------------------------------------------------------------------

                                                              Sept. 30, Dec. 31,
Millions                                                          1997      1996
--------------------------------------------------------------------------------
Mortgage loan servicing portfolio owned                       $ 10,428  $ 26,410
Mortgage loan servicing portfolio subserviced for others        18,216     2,791
                                                              --------  --------
Total mortgage loan servicing portfolio                       $ 28,644  $ 29,201
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

In connection with the February 1997 servicing sale, Source One recorded a $4.3 million pretax loss ($2.8 million after tax) during the 1997 year-to-date period. Source One will continue to subservice the mortgage loans pursuant to a subservicing agreement at least until March 1998, June 1998 and August 1998 for Federal Home Loan Mortgage (FHLMC) loans, Government National Mortgage Association (GNMA) loans and Federal National Mortgage Association (FNMA) loans, respectively. The subservicing period can be extended for two years beyond these dates at the option of the purchaser. Source One is currently negotiating a proposed extension of the subservicing period which would include a decrease in the current subservicing fee. During the third quarter of 1996, Source One sold the rights to service $3.3 billion of its mortgage loan servicing portfolio for net proceeds of $55.9 million which resulted in a pretax realized gain of $10.1 million.

Source One utilizes interest rate floor contracts and principal only swap agreements to mitigate the effect on earnings of higher amortization and impairment of its capitalized servicing asset caused by changes in market interest rates. Net mortgage servicing revenue for the nine month period ended September 30, 1997 has been enhanced by $4.3 million of pretax net gains on financial instruments which represents an increase in the market value of Source One's investments in interest rate floor contracts and principal only swap agreements. Net mortgage servicing revenue for the comparable 1996 period has been reduced by $5.1 million of pretax net losses on financial instruments which represents a decrease in the market value of these financial instruments during the 1996 period.

The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor yields range from 5.47% to 6.24%. To the extent that market interest rates increase, the value of the floors declines. However, Source One is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. As of September 30, 1997, the carrying value of Source One's open interest rate floor contracts totalled $5.6 million with a total notional principal amount of $1.2 billion. The floors have terms ranging from approximately one to five years.

The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of September 30, 1997, the carrying value of Source One's principal-only swap transactions totalled $8.6 million, with an original notional principal amount of $98.1 million. The principal-only swap transactions are carried at fair value with related realized and unrealized gains and losses included in net loss on financial instruments in the consolidated income statements. The principal-only swaps have remaining terms of approximately three to four years.

Net gain on sales of mortgages decreased to $15.7 million for the nine month period ended September 30, 1997 from $32.2 million for the comparable 1996 period. The 1997 amount includes a $3.0 million pretax charge, recorded during the 1997 second quarter, related to mortgage loans held for investment which have been identified for sale and marked down from amortized cost to current market value. The balance of the 1997 decline is due primarily to decreased capitalized mortgage originated mortgage servicing rights ("OMSR") production and the related decrease in mortgage loan sales volume during 1997, as compared to 1996, and a change in Source One's loan production mix which included a heavier volume of correspondent production which generates lower OMSR income.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One and the fixed maturity investments of its consolidated insurance operations. Net investment income was $46.3 million and $44.8 million, respectively, for the 1997 and 1996 nine-month periods.

Total net investment gains and losses, before tax, were as follows:

--------------------------------------------------------------------------------
                                                                 Nine Months
                                                               Ended Sept. 30,
Millions                                                          1997    1996
--------------------------------------------------------------------------------
Net realized investment gains                                   $ 47.6  $ 28.1
Net unrealized investment gains (a)                              114.5    27.1
                                                               -------  ------
Total net investment gains, before tax                         $ 162.1  $ 55.2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(a) Includes net unrealized investment gains from investments in unconsolidated insurance affiliates.

Realized investment gains of $47.6 million for the first nine months of 1997 resulted principally from the sales of 834,895 shares of the common stock of Veritas DGC Inc. for net proceeds of $20.9 million, 628,581 shares of the common stock of Travelers Property Casualty Corp. for net proceeds of $22.9 million and 388,140 shares of the common stock of Mid Ocean Limited for net proceeds of
$22.6 million.   Realized gains of $28.2 million for the comparable 1996 period resulted principally from sales of 2,042,572 shares of the common stock of Zurich Reinsurance Centre Holdings, Inc. for net proceeds of $61.8 million and 2,928,100 shares of the common stock of The Louisiana Land and Exploration Company for net proceeds of $125.1 million.

Expenses and Income Taxes.

Insurance losses and loss adjustment expenses increased from $21.7 million and $52.2 million in the 1996 third quarter and year-to-date, respectively, to $24.6 million and $72.9 million in the 1997 third quarter and year-to-date, respectively, due primarily to increases in earned premium at Charter. The loss and loss adjustment expense ratio for the 1997 third quarter and first nine months was 67.0% and 67.5%, respectively, which compares to 71.4% and 69.0%, respectively, for the comparable 1996 periods.

The income tax provision for the 1997 third quarter includes $2.0 million of tax credits not previously recorded associated with the Company's investment in the San Juan Basin Royalty Trust. Excluding the tax credit, Fund American's effective income tax rate for the 1997 third quarter was 40.4%.


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

On November 3, 1997 the Company commenced a "Dutch auction" tender offer for the purchase of up to 1,000,000 shares of its common stock for no less than $105 per share and no more than $125 per share. The tender offer is scheduled to close on December 2, 1997. The Company anticipates that it will fund the purchase of shares purchased pursuant to the tender offer through sales and maturities of short-term investments and the sale of a portion of its passive investment portfolio.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and subsidiaries. On November 1, 1996, Fund American signed a definitive agreement (the "MSA Agreement") to increase its ownership of MSA from 33% to 50%. MSA currently shares in 40% of NGM's business through a quota share reinsurance agreement which is expected to be increased to 60% pursuant to the MSA Agreement. Also pursuant to the MSA Agreement, NGM will contribute certain of its insurance, reinsurance and information and financial services subsidiaries to MSA. The aggregate purchase price to be paid by Fund American pursuant to the MSA Agreement is approximately $60.2 million, subject to certain purchase price adjustments. Fund American expects to assign the additional investment in MSA to White Mountains. The closing is dependent upon the receipt of state regulatory approvals. White Mountains intends to finance the MSA investment by borrowing $50.0 million pursuant to White Mountains' credit facility, and through sales and maturities of investment securities.

As part of a previously disclosed reorganization plan, on July 31, 1997 (upon receipt of various regulatory and banking approvals) White Mountains was merged into Fund American Enterprises, Inc., a wholly-owned subsidiary of the Company and the direct parent company of Source One, and the combined entity was immediately renamed White Mountains Holdings, Inc.

Source One. Through September 30, 1997, Source One received $241.5 million of the estimated $271.5 million total proceeds from its February 1997 sale of mortgage servicing rights, with the $33.0 million balance (including $3.0 million of accrued interest) reflected as a receivable on the September 30, 1997 balance sheet. Source One is currently evaluating its options as to how it will utilize the remaining proceeds from the sale. These options include: (i) purchasing additional mortgage servicing rights from third parties; (ii) further reducing its outstanding indebtedness; (iii) reducing its outstanding preferred or common shareholders' equity; or (iv) any combination of the foregoing.

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



                                       FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                      (Registrant)




Date: November 12, 1997                     By:  /s/
                                                --------------------------------
                                                Michael S.  Paquette
                                                Vice President and Controller