Form 10-K
period 1997-12-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1998-03-30
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 20, 1998, was $799,580,145.

    As of March 20, 1998, 5,857,730 shares of Common Stock, par value of $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 30, 1998 (Part III)

                                  Fund American

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Business .........................................................    1
         a. General .......................................................    1
         b. Insurance Operations ..........................................    1
         c. Mortgage Banking Operations ...................................    7
         d. Investment Portfolio Management ...............................   13
         e. Certain Business Conditions ...................................   13
         f. Competition ...................................................   14
         g. Regulation ....................................................   15
         h. Employees .....................................................   15
         i. Forward-Looking Statements ....................................   16

ITEM 2.  Properties .......................................................   16

ITEM 3.  Legal Proceedings ................................................   16

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............   16

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ............................................   16

ITEM 6.  Selected Financial Data ..........................................   17

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................   19

ITEM 8.  Financial Statements and Supplementary Data ......................   36

ITEM 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................   36

                                    PART III

ITEM 10. Directors and Executive Officers .................................   36

ITEM 11. Executive Compensation ...........................................   40

ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...   40

ITEM 13. Certain Relationships and Related Transactions ...................   40

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..   40

PART I

Item 1. Business

GENERAL

     Fund American Enterprises Holdings, Inc., (the "Company"), is a Delaware corporation which was organized in 1980. Within this report, the consolidated organization is referred to as "Fund American." Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains"). White Mountains' consolidated and unconsolidated insurance operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, reinsurance and financial guaranty insurance. White Mountains' mortgage banking operations are conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). Fund American also owns a passive investment portfolio consisting primarily of common equity securities. The Company's principal office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053, and its telephone number is (603) 643-1567.

INSURANCE OPERATIONS

Consolidated Insurance Operations

     Since 1995 White Mountains has been acquiring and developing various insurance operating interests. In December 1995, White Mountains acquired Valley Group, Inc. ("VGI") of Albany, Oregon and Charter Group, Inc. ("CGI") of Richardson, Texas for $41.7 million in cash less $3.0 million of purchase price adjustments. In September 1995, White Mountains formed White Mountains Insurance Company ("WMIC") which is a New Hampshire-based mid-size commercial property and casualty company. Since 1995 White Mountains has been active in developing, capitalizing and reorganizing its insurance operations.

     Valley. VGI, through its wholly-owned subsidiaries including Valley Insurance Company ("VIC"), Valley Property & Casualty Insurance Company ("Valley P&C"), Valley National Insurance Company ("Valley National") and certain related non-insurance affiliates, collectively ("Valley"), write personal and commercial lines as further described below:

     VIC: A Northwest-based property and casualty company which writes personal and commercial lines. In 1997 and 1996, VIC had $77.7 million and $75.1 million of net written premiums, respectively, primarily in Oregon, California and Washington. At December 31, 1997, VIC had $146.6 million of total admitted assets and $61.2 million of policyholders' surplus. VIC was established in 1982 and began writing insurance policies in 1985. VIC is rated "A" or "excellent" by A.M. Best.

     Valley P&C: On December 5, 1996, Valley's parent company formed Valley P&C to specifically write property and casualty insurance within Oregon. Valley P&C wrote its first policies in February 1997 and had $5.2 million in net written premiums during 1997. At December 31, 1997, Valley P&C had $7.7 million of total admitted assets and $3.7 million of policyholders' surplus.

     Valley National: On January 19, 1996, Valley purchased an inactive insurance company for $13.2 million, net of cash balances acquired. The newly acquired insurance company, which was renamed Valley National, is licensed to write property and casualty insurance in 48 states. Assets acquired pursuant to the purchase of Valley National included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. Valley National wrote its first policies in December 1996 and had $2.7 million in gross written premiums ($.3 million of net written premiums) during 1997. Valley National is expected to further expand its operations to certain other states in which it is currently licensed. At December 31, 1997, Valley National had $11.5 million of total admitted assets and $11.1 million of policyholders' surplus. Valley National is a wholly-owned subsidiary of VIC and shares its A.M. Best's "A" rating through a combination of a reinsurance arrangement with VIC and its ownership structure.

     Valley markets insurance products principally through independent agents. Valley's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and family-owned businesses. This approach has resulted in an established track record of growth:

-------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                   ----------------------------------------------------------------
Statutory Basis, in Millions                            1997         1996          1995          1994          1993
-------------------------------------------------------------------------------------------------------------------
Gross written premiums                               $  89.2      $  81.9        $ 73.1         $64.8        $ 52.5
Total assets at year-end                               154.3        138.2         126.8          80.4          65.8
Policyholders' surplus at year-end                      64.9         57.8          58.5          23.5          22.9
===================================================================================================================

     In 1997 and 1996 Valley wrote $89.2 million and $81.9 million, respectively, of gross premiums within the following states, through approximately 285 independent agents:

--------------------------------------------------------------------------------------
                                              Year Ended December 31, 1997
                                   ---------------------------------------------------
                                   Gross Written            Policies
Dollars in millions                     Premiums           In Force*           Agents*
--------------------------------------------------------------------------------------
Oregon                                     $43.1              30,789                98
California                                  26.2              12,333                80
Washington                                  17.2               6,960                69
Arizona, Idaho, Utah and other               2.7               2,180                38
                                   ---------------------------------------------------
   Totals                                  $89.2              52,262               285
-----------------------------------===================================================

--------------------------------------------------------------------------------------
                                              Year Ended December 31, 1996
                                   ---------------------------------------------------
                                   Gross Written            Policies
Dollars in millions                     Premiums           In Force*           Agents*
--------------------------------------------------------------------------------------
Oregon                                     $40.9              31,118                99
California                                  27.5              12,910                74
Washington                                  13.2               4,554                63
Arizona, Idaho, Utah and other                .3                 222                 9
                                   ---------------------------------------------------
   Totals                                  $81.9              48,804               245
======================================================================================
* Determined at year end.

     Valley began to write business in the states of Arizona, Idaho and Utah during the fourth quarter of 1996. Valley intends to increase its premium writings in those states in the future.

     Valley's focus on delivering insurance products to families and family-owned businesses has resulted in a book of business which is balanced between personal lines and commercial lines. Gross written premiums for Valley's primary lines of business are shown below:

-------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
Millions                                                1997         1996         1995         1994            1993
-------------------------------------------------------------------------------------------------------------------
Personal lines:
   Automobile                                         $ 29.3        $25.9        $23.9        $22.5          $ 20.5
   Homeowners                                           13.4         12.0         10.4          8.3             6.3
   Other                                                 1.5          1.3          1.1           .8              .8
                                                    ---------------------------------------------------------------
      Total personal lines                              44.2         39.2         35.4         31.6            27.6
                                                    ---------------------------------------------------------------
Commercial lines:
   Multiple peril                                       42.2         39.1         34.3         30.2            21.3
   Other                                                 2.8          3.6          3.4          3.0             3.6
                                                    ---------------------------------------------------------------
      Total commercial lines                            45.0         42.7         37.7         33.2            24.9
                                                    ---------------------------------------------------------------
Total gross written premiums                          $ 89.2        $81.9        $73.1        $64.8          $ 52.5
===================================================================================================================

     The long-term relationships cultivated by Valley with its agents and insured customers, along with superior customer service and convenient premium billing and payment systems, have produced a relatively high level of persistency in Valley's "package" book of business. In 1997 and 1996, package business represented approximately 79.1% and 80.0% of Valley's premium writings, respectively, for both personal and commercial lines:

-------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
                                                 ------------------------------------------------------------------
Renewal retention ratios                                1997         1996         1995         1994        1993
-------------------------------------------------------------------------------------------------------------------
Personal automobile/homeowners packages                 91.4%        89.4%        88.2%        87.8%       89.0%
Commercial multiple peril packages                      78.9%        75.5%        76.5%        84.5%       86.0%
===================================================================================================================

     Renewal persistency can be a significant indicator of an insurance company's long-term prospects for successful underwriting. An insurance company typically incurs more marketing and underwriting costs to write new business (e.g., policies written for new customers) than it does to write "seasoned" business (e.g., policy renewals). Additionally, losses and loss adjustment expenses are typically higher and less predictable for new business than for seasoned business.


     WMIC. WMIC is currently licensed to write insurance in Maine, New Hampshire, Vermont, Massachusetts and New York and is expected to expand its operations to other states as additional regulatory approvals are obtained. WMIC markets its products principally through independent agents and had gross written premiums during 1997 and 1996 of $5.2 million and $2.4 million ($4.7 million and $2.0 million of net written premiums), respectively. At December 31, 1997, WMIC had $31.4 million of total admitted assets and $29.1 million of policyholders' surplus. WMIC is a wholly-owned subsidiary of VIC and shares its A.M. Best's "A" rating through a combination of a reinsurance arrangement with VIC and its ownership structure.

     Charter. CGI, through its wholly-owned subsidiary Charter Indemnity Company, its controlled affiliate Charter County Mutual Insurance Company and certain related non-insurance subsidiaries (collectively "Charter"), markets and underwrites nonstandard automobile insurance to individuals in the State of Texas. For the years ended December 31, 1997 and 1996, Charter's net written premiums totalled $62.9 million and $69.9 million, respectively and its earned premiums totalled $62.4 million and $37.7 million, respectively. Written premiums (and related expenses and losses) for Charter's policies written prior to January 1, 1996, were entirely ceded to Charter's former parent and are now fully retained, therefore, Charter's 1997 and 1996 earned premiums are not directly comparable.

     Charter writes all its business through independent agents located in Texas. At December 31, 1997, Charter had approximately 750 agents located throughout the State. Charter expects to write policies in Oklahoma during 1998 and is expected to expand its operations to other states.

     The nonstandard automobile insurance market consists of drivers who are unable to obtain coverage from standard carriers due to their prior driving records, other underwriting criteria or market conditions. Management believes that opportunities in the nonstandard automobile insurance market in Texas are influenced by many factors including the market conditions for standard automobile insurance, the residual market plan of the State, and the extent to which State motor vehicle laws are enforced. The nonstandard automobile insurance market has grown in recent years as the result of tightening of underwriting standards by underwriters of standard and preferred automobile insurance, and increased enforcement of motor vehicle laws including driving while intoxicated and uninsured motorist laws.

     Charter offers both liability and physical damage coverage in the Texas nonstandard automobile insurance market, generally with policies having terms of 6 months or 12 months. Most of Charter's policyholders choose basic limits of liability coverage, which in Texas are $20,000 per person and $40,000 per accident for bodily injury, and $15,000 for property damage. For the year ended December 31, 1997, Charter's net written premiums totalled $43.0 million for liability coverages and $19.9 million for property damage coverages.

     Management pursues a strategy of establishing Charter as a low-cost provider of nonstandard automobile insurance while maintaining a commitment to provide "service beyond expectation" to both agents and the insured. Management believes that Charter has become a low cost provider of nonstandard automobile insurance. Increased automation of certain marketing, underwriting, claims and administrative functions has provided Charter with the ability to process more business without a corresponding increase in costs, while maintaining a high level of service to its agents and insured customers.

     Management believes that most classes of nonstandard automobile insurance can be underwritten profitably if they are priced adequately. Charter seeks to classify risks into narrowly defined segments through the utilization of available underwriting criteria and internal performance statistical data. Charter maintains a proprietary database which contains statistical records with respect to its agents and the insured. Management believes this database enhances Charter's ability to analyze loss experience, and to underwrite and price its products based on a number of variables. Charter utilizes many factors and analyses to determine its rates including: type, age and location of the vehicle; number of vehicles per policyholder; number and type of traffic violations or accidents; limits of liability; deductibles; and age, sex and marital status of the insured. Charter's combined ratio for the years ended December 31, 1997 and 1996 was 94.2% and 99.3%, respectively.

Investments in Unconsolidated Insurance Affiliates

     White Mountains' investments in unconsolidated insurance affiliates represent strategic operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own greater than 50.0% of the entity. Since 1994, Fund American has been active in accumulating its investments in unconsolidated affiliates which are further described below:

     Financial Security Assurance Holdings Ltd. ("FSA"). FSA conducts its operations principally through Financial Security Assurance Inc., a wholly-owned monoline financial guarantee insurance subsidiary with Triple-A claims-paying ratings from Moody's, Standard & Poor's and Fitch. FSA is principally engaged in guaranteeing municipal bonds as well as residential mortgage and other asset-backed securities. For 1997, 1996 and 1995 the present value of FSA's gross written premiums totalled $250.3 million, $226.3 million and $139.1 million, respectively, and its net income was $100.5 million, $80.8 million and $55.0 million, respectively. As of December 31, 1997 and 1996, FSA's total assets were $1.9 billion and $1.5 billion, respectively and its shareholders' equity was $882.4 million and $801.3 million, respectively.

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

     All shares of and rights to FSA Common Stock owned or acquired by the Company as described above (other than those acquired on the open market) are subject to certain restrictions on transfer, voting provisions and other limitations and requirements set forth in a Shareholders' Agreement, a Registration Rights Agreement and a Voting Trust Agreement. As of December 31, 1997, 1996 and 1995 Fund American's economic interest in FSA was approximately 26.2%, 25.1% and 21.0%, respectively, and Fund American's voting interest in FSA was approximately 24.0%, 23.0% and 19.0%, respectively. During 1997 Fund American transferred all of its interests in FSA to Source One.

     Mr. John J. ("Jack") Byrne (Chairman of the Company) is Vice Chairman of FSA and Mr. K. Thomas Kemp (President and CEO of the Company and Chairman and CEO of White Mountains) and Mr. James H. Ozanne, (President of Fund American Enterprises, Inc. ("FAE"), a wholly-owned subsidiary of the Company) are directors of FSA. In addition to being FSA directors, Mr. Kemp is Chairman of FSA's Human Resources Committee and Mr. Ozanne is Chairman of FSA's Underwriting Committee.

     Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the New York Stock Exchange ("NYSE"). The market value of the FSA Common Stock as of December 31, 1997 and 1996, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock on the equity method. Fund American's investments in FSA Options and Preferred Stock are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income.

     Main Street America Holdings, Inc. ("MSA"). MSA, a subsidiary of National Grange Mutual Insurance Company of Keene, New Hampshire ("NGM"), participates in 40% of NGM's business through a reinsurance pooling agreement. NGM writes personal and commercial property and casualty insurance in the Eastern United States. MSA's net written premiums totalled $156.6 million, $147.2 million and $130.9 million in 1997, 1996 and 1995, respectively, and its net income was $11.9 million, $9.7 million and $12.4 million, respectively. MSA's year-end total assets as of December 31, 1997 and 1996 were $337.2 million and $316.2 million, respectively, and its shareholders' equity was $120.6 million and $101.4 million, respectively.

     In December 1994 the Company acquired 90,606 shares of the common stock of MSA ("MSA Common Stock") for $25.0 million in cash. In 1995 the Company paid NGM an additional $1.2 million in purchase price adjustments for the MSA Common Stock. In December 1995 the Company transferred all of its interest in MSA to White Mountains. White Mountains' investment in MSA at December 31, 1997, 1996 and 1995 represented approximately 33.1% of the outstanding common stock of MSA at those times.

     Fund American's investment in MSA Common Stock is accounted for using the equity method. White Mountains' President, Mr. Terry L. Baxter, and Mr. Kemp are directors of MSA.

     Folksamerica Holding Company, Inc. ("Folksamerica"). Folksamerica owns a multi-line broker-market reinsurance company which in 1997 and 1996 had net written premiums of $232.4 million and $171.9 million, respectively. At December 31, 1997 and 1996, Folksamerica had total assets $1.2 billion and $1.0 billion, respectively, and shareholders' equity of $255.0 million and $167.6 million, respectively.

     In June 1996 White Mountains purchased, for $79.9 million including related expenses, a 50.0% economic interest in Folksamerica. On November 20, 1997, White Mountains made an additional investment in Folksamerica of $20.8 million which served to maintain it's 50.0% economic interest. White Mountains' investment in Folksamerica includes (i) 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million ("Folksamerica Preferred Stock"), (ii) ten-year warrants ("Folksamerica Warrants") to purchase up to 6,920,000 shares of the common stock of Folksamerica ("Folksamerica Common Stock") for $11.47 per share, subject to certain adjustments and (iii) 1,563,907 shares of Folksamerica Common Stock. Folksamerica reported a book value per share at December 31, 1997 and 1996, of $15.03 and $12.11, respectively.

     White Mountains' investment in Folksamerica Common Stock is accounted for using the equity method. White Mountains' investment in Folksamerica Preferred Stock and Folksamerica Warrants are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income. Dividends earned on the Folksamerica Preferred Stock are recorded as earnings from unconsolidated insurance affiliates on the income statement. Messrs. Baxter and Kemp are directors of Folksamerica.

     ML (Bermuda) Limited ("Murray Lawrence"). Murray Lawrence is a Bermuda-based managing agency group in the Lloyd's insurance market. On December 8, 1997 White Mountains purchased, for $23.6 million, approximately 15.8% of the common stock of Murray Lawrence ("Murray Lawrence Common Stock"). Mr. Kemp is a director of Murray Lawrence.

MORTGAGE BANKING OPERATIONS

General

     Source One was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. Source One's principal office is located in Farmington Hills, Michigan. Source One is a wholly-owned subsidiary of Fund American whereby the Company currently owns 3% of the outstanding common stock of Source One and White Mountains owns the remaining 97% of the outstanding common stock of Source One.

      As a mortgage banker, Source One engages primarily in the business of producing and selling conforming and subprime residential mortgage loans and servicing and subservicing residential mortgage loans for third parties. Its sources of revenue are net mortgage servicing revenue, net interest revenue, net gain on sales of mortgages, net gain on sales of servicing and other revenue. Through subsidiaries, Source One also markets credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

     As of December 31, 1997 and 1996, Source One owned a mortgage loan servicing portfolio totalling $11.6 billion and $26.4 billion, respectively, and subserviced a portfolio of mortgage loans for others totalling $14.9 billion and $2.8 billion, respectively. Source One services and subservices mortgage loans on behalf of numerous institutional investors and other security holders. During 1997 and 1996, Source One originated $4.4 billion and $3.8 billion in mortgage loans, respectively.

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

     Marketing or selling mortgage loans requires matching the needs of the production market (consisting of homebuyers and homeowners seeking new mortgages) with the needs of the secondary market for mortgage loans (consisting of securities broker-dealers, depository institutions, insurance companies, pension funds and other investors). Conventional mortgage loans (e.g., those not guaranteed or insured by agencies of the Federal government) which are secured by one- to four-family residential properties, and which comply with applicable requirements, are packaged for direct sale or conversion to a mortgage-backed security, generally in pools of $1.0 million or more. Such mortgage-backed securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Mortgage-backed securities are sold by mortgage banking companies primarily to securities broker-dealers. Federal Housing Administration ("FHA") insured mortgage loans and Veterans Administration ("VA") partially guaranteed mortgage loans are packaged in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") for sale primarily to securities broker-dealers. In addition, private entities may pool mortgage loans in the form of collateralized mortgage obligations or pass-through certificates, which may or may not qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code of 1986, as amended (the "IRC"), and offer the resulting mortgage-backed securities to the public through securities broker-dealers. There is also a limited private market for mortgage loans which have not been pooled or securitized.

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

     Source One primarily produces fixed rate mortgage loans. Generally speaking, fixed rate mortgages tend to capture a large share of origination volumes in a declining interest rate environment. Additionally, fixed rate mortgage loans are inherently less susceptible to prepayment risk than adjustable rate mortgages. During periods of increasing interest rates, the likely adverse effects of lower fixed rate mortgage loan originations are mitigated by a reduction in the prepayment risk on the fixed rate mortgage loans Source One services. During 1997 and 1996, fixed rate mortgage loan production accounted for approximately 88% and 90%, respectively, of Source One's total mortgage loan production.

     The following table sets forth selected information regarding Source One's mortgage loan production:

------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
Millions                                                      1997        1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------
Loan production by type of loan:
  FHA insured and VA guaranteed                             $2,985      $2,035      $1,565      $2,065     $ 3,453
  Conventional                                               1,418       1,796       1,287       2,521       7,999
                                                           -------------------------------------------------------
Total                                                       $4,403      $3,831      $2,852      $4,586     $11,452
-----------------------------------------------------------=======================================================
Loan production by origination source:
  Correspondent network acquisitions                        $2,552      $1,640      $1,157      $1,081     $ 2,643
  Retail branch office originations                          1,339       1,590       1,347       2,005       4,922
  Mortgage broker originations                                 390         369         196         696       1,708
  Specialized marketing program originations                   122         232         152         804       2,179
                                                           -------------------------------------------------------
Total                                                       $4,403      $3,831      $2,852      $4,586     $11,452
==================================================================================================================

     During 1997 Source One broadened its product line by offering higher profit margin products such as FHA home improvement ("203(k)") loans, manufactured housing loans, subprime loans and 125% loan to value second mortgage ("125% LTV") loans. The 203(k) loans and manufactured housing loans produced by Source One are sold to third parties with servicing retained whereby the subprime loans and 125% LTV loans produced by Source One are sold to third parties on a servicing released basis. Source One is currently planning to establish the capability to service and subservice subprime loans and to subservice 125% LTV loans. These new products did not account for a significant portion of Source One's total mortgage loan production during 1997 and are expected to account for less than 10% of Source One's 1998 mortgage loan production.

     Correspondent Network. Source One conducts a program through which it agrees to purchase mortgage loans from a network of banks, thrift institutions and other mortgage lenders. The funding price for such loans is set by Source One on a daily basis. In addition, Source One pays a premium for the release of servicing rights which is negotiated on a case-by-case basis. As of December 31, 1997, there were approximately 236 participants in Source One's correspondent network, with no single participant or group of affiliated participants accounting for more than 12% of Source One's total mortgage loan originations.

     Retail Branch Offices. As of December 31, 1997, Source One had 129 retail branch offices in 26 states with its highest concentration of branch offices located in California, Washington and New York. Each office has sales representatives who originate mortgage loans through contacts with real estate brokers, builders, developers and others, as well as through direct contact with homebuyers.

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

     Mortgage Brokers. Source One conducts a program through which it closes loans originated by a network of mortgage brokers. The funding price for such loans is set by Source One on a daily basis. The originating mortgage broker receives compensation equivalent to the difference between Source One's pricing schedule and the closing price. As of December 31, 1997, there were approximately 425 active participants in Source One's mortgage broker network, with no single broker or group of affiliated brokers accounting for more than 1% of Source One's total mortgage loan originations.

     Specialized Marketing Program. Source One also generates mortgage loan originations through affinity programs and by responding to refinancing requests from the population of loans currently serviced by Source One.

Sales of Loans

     Source One sells mortgage loans either through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or to institutional investors. Most mortgage loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. During 1997 approximately 65.5%, 23.3% and 6.7% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1996 approximately 42.8%, 35.3% and 11.6% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1995 approximately 46.3%, 34.3% and 9.3% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. Substantially all GNMA securities are sold without recourse to Source One for loss of principal in the event of a subsequent default by the mortgage borrower due to the underlying FHA and VA insurance. Prior to December 1992, substantially all conventional securities were sold with recourse to Source One, to the extent of insufficient proceeds from private mortgage insurance, foreclosure and other recoveries. Since December 1992 all conventional loans have been sold without recourse to Source One.

     Servicing agreements relating to mortgage-backed securities issued pursuant to the programs of GNMA, FNMA or FHLMC require Source One to advance funds to make the required payments to investors in the event of a delinquency by the borrower. Source One expects that it would recover most funds advanced upon cure of default by the borrower or at foreclosure. However, in connection with VA partially guaranteed loans and certain conventional loans (which may be partially insured by private mortgage insurers), funds advanced may not cover losses due to potential declines in collateral value. In addition, most of Source One's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, Source One is obligated to pay the investor interest at the pass-thru rate from the date of the loan payoff through the end of that calendar month without reimbursement.

     Historically, Source One's sales of loans have generated net gains. However, if secondary market interest rates decline after Source One obtains a mandatory forward commitment for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under such commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan, and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold. To minimize this risk, Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process (the "Pipeline") which it believes will close.

     Source One's risk management function closely monitors the Pipeline to determine appropriate forward commitment coverage on a daily basis. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers, with no dealer having in excess of 20% of current commitments. Source One currently transacts business with 17 approved dealers.

Loan Servicing

     Source One generally retains the rights to service the mortgage loans it produces with the exception of subprime and 125% LTV loans which are sold to third parties on a servicing released basis. In addition, Source One may acquire the rights to service or subservice a mortgage loan portfolio without originating or acquiring the underlying mortgage loans. Source One customarily purchases servicing rights from banks, thrift institutions and other mortgage lenders. The fees paid to acquire such servicing rights are negotiated on a case-by-case basis. During 1996, Source One purchased the rights to service $2.8 billion of mortgage loans from third parties. There were no significant purchases of mortgage servicing rights by Source One during 1997.

     Source One also sells servicing rights when management deems it economically advantageous. During 1997 Source One sold the rights to service a $17.0 billion portfolio of nonrecourse mortgage loans and continues to subservice a portion of these loans pursuant to a subservicing agreement. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans and did not retain the right to subservice the loans.

     The following table summarizes the changes in Source One's mortgage loan servicing portfolio, excluding loans sold but not transferred:

------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
Billions                                                          1997       1996       1995       1994       1993
------------------------------------------------------------------------------------------------------------------
Servicing portfolio owned at beginning of year                 $  26.4     $ 27.8     $ 35.3     $ 38.4     $ 37.3
                                                             -----------------------------------------------------
  Mortgage loan production                                         4.4        3.8        2.9        4.6       11.4
  Servicing acquisitions and other                                  --        2.8        4.7        3.7        6.4
                                                             -----------------------------------------------------
       Total servicing in                                          4.4        6.6        7.6        8.3       17.8
                                                             -----------------------------------------------------
  Regular payoffs                                                  1.2        3.0        2.3        4.7       13.5
  Sales of servicing                                              17.0        3.3       11.0        3.9          -
  Principal amortization, foreclosures and other                   1.0        1.7        1.8        2.8        3.2
                                                             -----------------------------------------------------
       Total servicing out                                        19.2        8.0       15.1       11.4       16.7
                                                             -----------------------------------------------------
  Servicing portfolio owned                                       11.6       26.4       27.8       35.3       38.4
  Subservicing portfolio                                          14.9        2.8        4.0        4.3          -
                                                             -----------------------------------------------------
Balance at end of year                                         $  26.5     $ 29.2     $ 31.8     $ 39.6     $ 38.4
==================================================================================================================

Related Activities

     In conjunction with its mortgage origination and servicing activities, Source One markets certain credit-related insurance products (such as life, disability, health, accidental death, and property and casualty insurance). Source One acts as an agent and receives fees based on premium value but does not assume any insurance risk. Total fees recognized under these programs for 1997 and 1996 were $4.2 and $4.6 million, respectively.

INVESTMENT PORTFOLIO MANAGEMENT

     The passive investment portfolios of the Company and White Mountains are primarily managed by a small group of employees located in Hanover, New Hampshire. FAE's passive investment portfolio is primarily managed by a small group of employees located in White River Junction, Vermont.

     During 1997 and 1996, Fund American engaged First Manhattan Co. to provide discretionary investment management services with respect to the disposition of a portfolio of passive investment securities. The invested assets managed by First Manhattan Co. included certain equity securities held by the Company, FAE, White Mountains, Valley, Charter and WMIC. First Manhattan Co. is a registered investment advisor.

     During 1997 and 1996 Fund American also engaged affiliates of FSA and MSA to provide discretionary investment management services with respect to the fixed income investment portfolios of Valley, Charter and WMIC.

     Fund American's philosophy is to invest all assets to maximize their after tax total return over a three- to five-year time frame. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management believes that it should focus its equity investment efforts on a small number of quality companies selling at reasonable prices in the marketplace. While such an approach results in a highly concentrated portfolio, management believes it will provide superior returns over a three- to five-year horizon. However, management does not believe that owning a large portfolio of passive investment securities in a taxable corporation format will maximize shareholder returns over the long-term. Therefore, Fund American's long-term goal is to reinvest its passive investment securities into operating businesses in which management has knowledge and experience.

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

     Changes in the economy or prevailing interest rates can also have significant effects, including material adverse effects, on the mortgage banking industry including Source One. Inflation and changes in interest rates can have differing effects on various aspects of Source One's business, particularly with respect to marketing gains and losses from the sale of mortgage loans, mortgage loan production, the value of Source One's servicing portfolio and net interest revenue. Historically, Source One's loan originations and loan production income have increased in response to falling interest rates and have decreased during periods of rising interest rates. Periods of low inflation and falling interest rates tend to reduce loan servicing income and the value of Source One's mortgage loan servicing portfolio because prepayments of mortgages increase and the average life of mortgage servicing rights is shortened. Conversely, periods of increasing inflation and rising interest rates tend to increase loan servicing income and the value of Source One's mortgage servicing rights because prepayments of mortgages decline and the average life of loan servicing rights is lengthened. In an attempt to mitigate Source One's exposure to changes in market interest rates, Source One utilizes various derivative financial instruments. See "Management's Discussion and Analysis".

COMPETITION

     The principal competitive factors that affect White Mountains' insurance subsidiaries are: (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) appointing and retaining high quality independent agents; (v) operating efficiencies; and (vi) product differentiation and availability. No single company or group of affiliated companies dominates the insurance industry. The highly competitive environment in the property and casualty insurance market during the past several years has intensified due to increased capacity resulting from growing capital supporting the industry and robust investment returns achieved in recent years. Each of White Mountains' insurance operating affiliates strives to be a low cost operator within its sector of the insurance industry while maintaining superior levels of customer service. Each of White Mountains' insurance affiliates also maintains a disciplined approach to pricing and underwriting of insurance risks. Application of this disciplined approach in a highly competitive environment results in a lower volume of insurance premiums than would result from a less disciplined approach, but should produce better overall financial returns from the business over long periods of time.

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

     In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance including the use by corporations of subsidiary captive insurers. All of White Mountains' consolidated insurance companies market their products principally through independent agents.

     Source One competes nationally and locally for loan production with other mortgage banks, state and national banks, thrift institutions and insurance companies. National banks and thrift institutions have substantially more flexibility in their loan origination programs than Source One, which generally originates loans meeting the standards of the secondary market. Mortgage lenders compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. Source One competes, in part, by using its commissioned sales force to maintain close relationships with real estate brokers, builders and developers and members of its correspondent and broker network. It is the opinion of the management of Source One that no single mortgage lender dominates the industry.

REGULATION

     Valley, Charter and WMIC are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary between jurisdictions but, generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital ("RBC") standards for property and casualty companies. The RBC ratios for Valley, Charter and WMIC, as of December 31, 1997, were above the levels which would require regulatory action.

     Source One is subject to the rules and regulations of, and examinations by, investors and insurers including FNMA, FHLMC, GNMA, FHA and VA with respect to the origination and selling and servicing of mortgage loans. Lenders are required to submit audited financial statements annually and to maintain specified net worth levels which vary depending on the amount of loans serviced and annual production. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, licensing laws, usury laws, the Home Mortgage Disclosure Act, and regulations promulgated thereunder which, among other things, prohibit discrimination in residential lending and require disclosure of certain information to borrowers. There are various other state laws and regulations affecting Source One's mortgage banking and insurance operations. Source One's internal audit and quality control departments monitor compliance with all these laws and regulations.

     Fund American is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity or any other matters that would require disclosure herein.

EMPLOYEES

     As of December 31, 1997, the Company employed 11 persons and White Mountains employed 2,038 persons (including 281 persons at Valley, 165 persons at Charter, 1,572 persons at Source One and 3 persons at FAE). None of Fund American's employees are covered by a collective bargaining agreement. Management believes that Fund American's employee relations are good.

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

Item 2. Properties

     Fund American leases 8,600 square feet of space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006. This space is used as the principal office for the Company, White Mountains and WMIC. Valley owns a 40,000 square foot office building in Albany, Oregon and leases 6,200 square feet in Sacramento, California under a lease expiring in 1998. Charter leases 56,000 square feet of office space in Richardson, Texas under a lease expiring in 2007. Source One owns its principal office in Farmington Hills, Michigan, which houses the majority of its employees. Fund American leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most of such leases contain renewal clauses.

Item 3. Legal Proceedings

     Various claims have been made against Fund American in the normal course of its business. In management's opinion, the outcome of such claims will not, in the aggregate, have a material effect on Fund American's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of Fund American's shareholders during the fourth quarter of 1997.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 20, 1998, there were 506 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

     From 1992 to 1994 the Company did not pay regular cash dividends to holders of Shares. In the fourth quarter of 1995 the Company's Board of Directors (the "Board") reinstated and paid a $.20 regular quarterly dividend per Share. During 1997 and 1996, the Company declared and paid quarterly cash dividends of $.20 per Share and expects to pay regular quarterly cash dividends of $.40 per Share during 1998. The Board currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time. The Company's Common Stock (symbol FFC) is listed on the NYSE. The quarterly trading range for Shares during 1997 and 1996 is presented below:

------------------------------------------------------------------------------
                                  1997                          1996
                       ------------------------        -----------------------
                             High           Low          High              Low
------------------------------------------------------------------------------
Quarter ended:
     December 31        $ 124         $  105 1/4      $ 95 3/4        $ 86 3/4
     September 30         108             99 1/2        93 1/2          80 1/4
     June 30              110 1/2         98            82 1/4          76
     March 31             109 3/4         94            79 7/8          72 1/8
==============================================================================

Item 6. Selected Financial Data

     Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 1997, follows:

----------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                    ------------------------------------------------------------------
Millions, except per share amounts                       1997         1996        1995          1994        1993
----------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Revenues                                             $    314      $   332     $   222       $   229     $   251
Expenses                                                  336          347         226           226         234
                                                    ------------------------------------------------------------------
Pretax operating earnings (loss)                          (22)         (15)         (4)            3          17
  Net investment gains                                     97           39          39            39         124
                                                    ------------------------------------------------------------------
Pretax earnings                                            75           24          35            42         141
  Income tax provision                                     29           19          17            21          71
                                                    ------------------------------------------------------------------
After tax earnings                                         46            5          18            21          70
  Loss on early extinguishment of debt, after tax         (6)           --          --            --          --
  Gain from sale of discontinued operations,
     after tax                                             --           --          66(a)         --          --
  Cumulative effect of accounting change -
     purchased mortgage servicing, after tax               --           --          --           (44)(b)      --
                                                    ------------------------------------------------------------------
Net income (loss)                                          40            5          84           (23)         70
  Change in net unrealized investment gains,
     after tax                                             56           55          18           (55)         46
                                                    ------------------------------------------------------------------
Comprehensive net income (loss)                      $     96      $    60     $   102        $  (78)    $   116
----------------------------------------------------==================================================================
Basic earnings per share:
     After tax earnings                              $   6.89      $   .66     $  1.88       $  1.27     $  6.07
     Net income (loss)                                   5.98          .66       10.30         (3.72)       6.07
     Comprehensive net income (loss)                    14.55         8.01       12.64         (9.89)      10.84
Diluted earnings per share:
     After tax earnings                                  6.22          .60        1.71          1.20        5.68
     Net income (loss)                                   5.40          .60        9.36         (3.51)       5.68
     Comprehensive net income (loss)                    13.17         7.33       11.48         (9.34)      10.15
Cash dividends paid per share of common stock             .80          .80         .20            --          --
----------------------------------------------------------------------------------------------------------------------
Ending Balance Sheet Data:
Total assets                                         $  2,033      $ 1,981     $ 1,872       $ 1,807     $ 3,305
Short-term debt                                           571          408         445           254       1,537
Long-term debt                                            304          424         407           547         601
Minority interest - preferred stock of subsidiary          44           44          44           100          --
Shareholders' equity                                      674(c)       687(c)      700(c)        661(c)      905(c)
Book value per common and equivalent share (d)         102.19        90.81       83.28         68.95       77.27
======================================================================================================================

(a) Reflects the settlement of certain tax liabilities relating to the sale of Fireman's Fund Insurance Company ("Fireman's Fund") for less than the previously accrued amount.
(b) Reflects the prior years' cumulative effect of a change in Source One's methodology used to measure impairment of its purchased mortgage servicing rights asset.
(c) Reflects redemptions of the Company's Voting Preferred Stock Series D, par value $1.00 per share (the "Series D Preferred Stock") and/or repurchases of Shares. See Note 13 of the Notes to Consolidated Financial Statements.
(d) Book value per common share as adjusted for the after tax dilutive effects of outstanding options and warrants to acquire Shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: Years Ended December 31, 1997, 1996 and 1995

Consolidated Results

     Fund American reported comprehensive net income (which includes the net change in after tax unrealized investment gains) of $95.6 million for the year ended December 31, 1997, which compares to comprehensive net income of $59.5 million and $102.3 million for 1996 and 1995, respectively. Net income for 1997 was $39.3 million versus $4.9 million and $84.1 million for 1996 and 1995, respectively. The 1997 income statement includes pretax net realized investment gains of $96.7 million versus $38.5 million of pretax gains recorded in 1996 and $38.8 million recorded in 1995. The 1996 income statement includes a $32.6 million pretax, $29.4 million after tax, write-off of all Source One's existing goodwill and certain other intangible assets. The 1995 income statement includes four non-recurring items: (i) the adoption of SFAS No. 122 as of January 1, 1995, by Source One; (ii) a $46.2 million pretax charge to compensation expense related to outstanding employee stock warrants; (iii) a $66.0 million favorable tax development relating to the sale of Fireman's Fund; and (iv) the receipt of a $9.7 million pretax breakup fee, plus related expenses, from Home Holdings, Inc. These four items served to increase 1995 net income by a total of $41.8 million.

     After tax earnings for 1997 were $45.3 million versus $4.9 million and $18.5 million for 1996 and 1995, respectively.

     Book value per common and common equivalent share was $102.19 at December 31, 1997, which compares to $90.81 at December 31, 1996. Strong operating results at White Mountains' growing consolidated and unconsolidated insurance operations and favorable investment portfolio results produced most of the increase in book value per share from 1996 to 1997.

Insurance Operations

     White Mountains is acquiring and developing various insurance operating interests. Fund American acquired its investment in MSA in 1994 and assigned the investment to White Mountains in 1995, White Mountains acquired Valley and Charter and created WMIC in 1995, White Mountains acquired its investments in Folksamerica Preferred Stock and Folksamerica Common Stock in June 1996 and November 1997, respectively, and White Mountains acquired its investment in Murray Lawrence in December 1997. White Mountains also owns approximately 97% of Source One which owns Fund American's investments in FSA which were acquired during 1994, 1995 and 1996.

     Valley, Charter and WMIC represent Fund American's consolidated insurance subsidiaries. Valley, Charter and WMIC's results for the years ended December 31, 1997 and 1996, included $145.3 million and $109.7 million of property and casualty insurance premiums earned, respectively, and $97.1 million and $85.9 million of losses and loss adjustment expenses, respectively. Valley, Charter and WMIC's results for the one-month period ended December 31, 1995, included $5.8 million of property and casualty insurance premiums earned and $8.2 million of losses and loss adjustment expenses.

     A summary of 1997 and 1996 underwriting results for Valley, Charter and WMIC follows:

--------------------------------------------------------------------------------
                                                Year Ended December 31, 1997
Dollars in millions                            Valley     Charter        WMIC
--------------------------------------------------------------------------------
Net written premiums                         $   83.2    $   62.9     $   4.7
                                            ------------------------------------
Earned premiums                                  79.6        62.4         3.3
Losses and loss adjustment expenses              51.8        41.8         3.5
Underwriting expenses                            28.3        17.1         2.0
                                            ------------------------------------

    Underwriting (loss) profit               $   (.5)    $    3.5     $ (2.2)
                                            ====================================
Statutory ratios:
    Loss and loss adjustment expense             65.0%       66.9%      107.8%
    Underwriting expense                         34.8        27.3        53.1
                                            ------------------------------------
            Combined                             99.8%       94.2%      160.9%
================================================================================

--------------------------------------------------------------------------------
                                                Year Ended December 31, 1996
Dollars in millions                            Valley     Charter        WMIC
--------------------------------------------------------------------------------
Net written premiums                         $   75.1    $   69.9     $   2.0
                                            ------------------------------------
Earned premiums                                  70.7        37.7         1.3
Losses and loss adjustment expenses              54.3        30.3         1.2
Underwriting expenses                            24.9         8.0          .9
                                            ------------------------------------
    Underwriting loss                        $  (8.5)    $   (.6)     $  (.8)
                                            ====================================
Statutory ratios:
    Loss and loss adjustment expense             76.8%       80.4%       95.8%
    Underwriting expense                         34.9        18.9        50.4
                                            ------------------------------------
            Combined                            111.7%       99.3%      146.2%
================================================================================

     Valley and Charter's 1997 underwriting results produced satisfactory combined ratios and an overall underwriting profit. However, premium growth at both Valley and Charter suffered during 1997 as a result of increased competition in the marketplace which illustrates Fund American's underwriting discipline in a highly competitive market. WMIC's 1997 results were adversely impacted by several large workers' compensation claims although underwriting results on this small and growing book of business are not yet considered to be meaningful.

     Valley's 1996 underwriting results were adversely impacted by severe fourth quarter storm-related losses and by $3.5 million in reserve strengthening for losses and loss adjustment expenses incurred in prior years. Charter's earned premiums trailed net written premiums during 1996 because Charter began for the first time in 1996 to retain virtually all its written premiums. Charter's policies written prior to 1996 were fully ceded to a former affiliate of Charter.

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

     In the normal course of business, Valley, Charter and WMIC seek to limit losses that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Valley, Charter and WMIC remain contingently liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.

     While there may be greater individual risks of loss associated with nonstandard automobile insurance than with standard automobile insurance (e.g., higher loss frequency), the insurance premiums charged in consideration of these additional risk characteristics are generally higher than those of standard automobile coverage and in many cases, if the coverage is properly underwritten, the risk to rate characteristics of writing nonstandard automobile insurance are at least equal to or more favorable than that of standard automobile coverage. Additionally, nonstandard automobile individual liability limits are generally lower than those of standard automobile coverages which results in the amount of individual losses being less volatile (e.g., lower loss severity). In general, loss costs for nonstandard automobile insurance are, in fact, more predictable than those for several other lines of property and casualty insurance (e.g., medical malpractice or umbrella liability coverages).

     FSA, MSA, Folksamerica and Murray Lawrence represent Fund American's investments in unconsolidated insurance affiliates. Fund American's investment in FSA increased $80.1 million during 1997 which consisted of $11.4 million of pretax earnings from FSA Common Stock, $68.0 million of pretax unrealized investment gains from FSA Options and Preferred Stock, $2.1 million of pretax unrealized investment gains from FSA's investment portfolio, less $1.4 million of dividends received from FSA Common Stock. Fund American's investment in FSA increased $23.1 million during 1996 (excluding Fund American's purchase of 1,000,000 additional shares of FSA Common Stock for $26.5 million during 1996) which consisted of $7.8 million of pretax earnings from FSA Common Stock, $17.3 million of pretax unrealized investment gains from FSA Options and Preferred Stock, less $1.0 million of pretax unrealized investment losses from FSA's investment portfolio, less $1.0 million of dividends received from FSA Common Stock.

     White Mountains' investment in MSA increased $6.2 million during 1997 which consisted of $3.8 million of pretax earnings from MSA Common Stock and $2.4 million of pretax unrealized investment gains from MSA's investment portfolio. White Mountains' investment in MSA increased $1.0 million during 1996 which consisted of $1.5 million of pretax earnings from MSA Common Stock offset by $.5 million of pretax unrealized investment losses from MSA's investment portfolio.

     White Mountains' investment in Folksamerica increased $25.1 million during 1997 (excluding White Mountains' purchase of Folksamerica Common Stock for $20.8 million during 1997) which consisted of $.9 million of pretax earnings from Folksamerica Common Stock, $22.4 million of pretax unrealized investment gains from Folksamerica Preferred Stock, $1.8 million of pretax unrealized investment gains from Folksamerica's investment portfolio. White Mountains' investment in Folksamerica increased $.2 million from June 1996 to December 31, 1996 as a result of pretax unrealized investment gains from Folksamerica Warrants and Folksamerica Preferred Stock.

     White Mountains investment in Murray Lawrence, which was acquired on December 8, 1997, remained at its cost of $23.6 million during 1997.

     Management expects that White Mountains' consolidated and unconsolidated insurance operations will have a significantly larger impact on Fund American's reported financial results in future years. See "Liquidity and Capital Resources."

Mortgage Origination and Servicing Operations

     For the year ended December 31, 1997 Source One had a net loss applicable to common stock of $17.2 million versus a loss of $8.0 million for 1996. Source One's 1997 results include the following charges: (i) a $6.0 million after tax extraordinary loss on early extinguishment of debt, (ii) restructuring and compensation charges of $3.1 million pretax, $2.0 after tax, associated with Source One's plan to reduce its operating costs and improve its financial performance, (iii) an $8.0 million pretax, $5.2 million after tax, loss on sales of mortgage servicing rights and assumption of subservicing and (iv) a $17.7 million pretax, $11.5 million after tax, charge to Source One's valuation allowance for impairment of their capitalized mortgage loan servicing portfolio. Source One's 1996 results include a $29.1 million pretax ($25.9 after tax) write-off of goodwill and certain other intangible assets which was partially offset by a $10.1 million pretax, $6.6 million after tax, gain on sales of mortgage servicing rights. Source One had net income applicable to common shareholders of $18.6 million for the year ended December 31, 1995 which includes a $40.0 million pretax, $26.0 million after tax, gain on mortgage servicing rights which was partially offset by $28.0 million pretax, $18.2 million after tax, of capitalized mortgage servicing portfolio impairment.

     Gross mortgage servicing revenue was $95.0 million for the year ended December 31, 1997 which compares to $139.6 million in 1996 and $141.9 million in 1995. The decrease in gross mortgage servicing revenue from 1995 to 1997 is primarily the result of sales of servicing rights with respect to $17.0 billion and $3.3 billion of mortgage loans during 1997 and 1996, respectively.

     Source One's net mortgage servicing revenue decreased to $42.1 million for the year ended December 31, 1997, from $77.6 in 1996 and $61.3 million in 1995. Net mortgage servicing revenue for 1997 has been reduced by $17.7 million of pretax impairment resulting from decreases in market interest rates during the year versus pretax impairment of $.9 million for 1996 and $28.0 million in 1995. Net mortgage servicing revenue for the year ended December 31, 1997 was enhanced by $11.3 million of pretax net gains on financial instruments versus gains of $9.9 million for 1996 and $.8 million for 1995.

     Source One utilizes derivative contracts, consisting of interest rate floor contracts and principal-only swaps, in an attempt to offset the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. These financial instruments are carried at fair value on the balance sheet with unrealized and realized gains reported as net gains on financial instruments on the income statement. The interest rate contracts, which were first entered into during 1995, derive their value from differences between the floor strike rate specified in the contract and prevailing market interest rates and are not subject to total losses in excess of their original cost. As of December 31, 1997, 1996 and 1995, Source One's open interest rate contracts had a fair value of $8.2 million, $4.8 million and $3.5 million and had an applicable original cost of $4.7 million, $5.4 million and $2.6 million, respectively. As of December 31, 1997, the open interest rate contracts had a total notional principal amount of $.7 billion and had remaining terms ranging from 3 to 5 years. The principal-only swap transactions, which were first entered into during 1996, derive their value from changes in the value of referenced principal-only securities. As of December 31, 1997 and 1996, Source One's principal-only swap transactions had a fair value of $12.5 million and $3.2 million, respectively. Source One's exposure to losses on the principal-only swap transactions is related to changes in the market value of the underlying principal-only securities over the life of the contract. As of December 31, 1997, the open principal-only swap transactions had an original notional principal amount of $98.1 million and had remaining terms of 3 to 4 years.

     Net gains on sales of mortgages were $21.5 million for the year ended December 31, 1997, versus $38.3 million in 1996 and $24.0 million in 1995. The 1997 amount includes a $3.0 million pretax charge, recorded during 1997, related to mortgage loans held for investment which have been identified for sale and marked down from amortized cost to current market value. The balance of the 1997 decline is due primarily to a change in Source One's loan production mix which included a proportionately higher volume of correspondent production which generates lower originated mortgage servicing rights income, as compared to 1996. The increased gains from 1995 to 1996 reflect increased production and related mortgage sales volumes during the period.

     During 1997 Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans for adjusted proceeds of $266.9 million, resulting in a pretax loss of $4.3 million. As part of the servicing sale, Source One retained the right to subservice these loans until 1998. Source One recorded an additional pretax loss of $3.7 million during 1997 in connection with the extension of its subservicing responsibilities for these loans for one additional year at less favorable terms than the original agreement provided. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million. During 1995 Source One sold the rights to service $11.0 billion of mortgage loans for net proceeds of $199.1 million, resulting in a pretax gain of $40.0 million.

     Total mortgage loan production for the years ended December 31, 1997, 1996 and 1995, was $4.4 billion, $3.8 billion and $2.9 billion, respectively. The increase in production from 1995 to 1997 is reflective of overall lower market interest rates and a corresponding increase in refinancing activities during the period. Production related to refinancing activities made up 40%, 33% and 23% of total production during 1997, 1996 and 1995, respectively. Regular mortgage loan payoffs due principally to refinancings on Source One's owned servicing portfolio for the years ended December 31, 1997, 1996 and 1995, were $1.2 billion, $3.0 billion and $2.3 billion, respectively.

     Source One's 1997 results include $9.5 million of pretax earnings associated with Fund American's investment in FSA which was contributed to Source One during 1997 to provide additional credit support to Source One's mortgage banking operations.

Investment Operations

     The total return from Fund American's investment activities is shown below:

-------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
Millions                                                                         1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Net investment income:
     Mortgage banking operations                                               $ 45.8         $ 40.8        $  37.7
     Insurance operations and passive investment portfolio                       19.3           16.5           17.7
                                                                            ---------------------------------------
Total net investment income                                                      65.1           57.3           55.4
Net realized investment gains                                                    96.7           38.5           38.8
Change in net unrealized investment gains, before tax (a)                       (10.1)          68.0           20.0
                                                                            ---------------------------------------
Total net investment return, before tax                                        $151.7         $163.8        $ 114.2
===================================================================================================================

(a) Excludes net unrealized investment gains and losses recorded from Fund American's investments in unconsolidated insurance affiliates.

     Fund American's net investment income is comprised primarily of interest income earned on mortgage loans originated by Source One (gross of related interest expense on short-term borrowings used to finance such loans), interest income associated with the fixed maturity investments of its consolidated insurance operations, dividend income from its equity investments and interest income from short-term investments. The increase in net investment income from mortgage banking operations from 1995 to 1997 is mainly attributable to increased interest income from mortgage loans held for sale related to higher mortgage loan production experienced during those periods. The increase in net investment income from insurance and other operations during from 1996 to 1997 is a result of increases in investment income from White Mountains' growing portfolio of fixed maturity investments. The decrease in net investment income from insurance operations and the passive investment portfolio from 1995 to 1996 was primarily the result of lower dividend income due to net sales from Fund American's passive investment portfolio during 1995 and 1996.

     Net realized investment gains during 1997 included $37.2 million of pretax gains from the sale of 1,980,982 shares of the common stock of Travelers Property Casualty Corp. ("Travelers P&C") for net proceeds of $69.2 million, $24.3 million of pretax gains from the sale of 5,000,000 units of beneficial interest of San Juan Basin Royalty Trust ("San Juan") for net proceeds of $45.7 million, $10.3 million of pretax gains from the sale of 388,140 shares of the common stock of Mid Ocean Limited ("Mid Ocean") for net proceeds of $22.6 million and $15.5 million of pretax gains from the sale of 834,895 shares of the common stock of Veritas DGC Inc. for net proceeds of $20.9 million. Net realized investment gains during 1996, before tax, included $27.2 million of pretax gains from the sale of 2,928,100 shares of the common stock of The Louisiana Land & Exploration Company common stock for net proceeds of $125.1 million, $1.4 million of pretax gains from the sale of 2,042,572 shares of the common stock of Zurich Reinsurance Centre Holdings, Inc. ("ZRC") for net proceeds of $61.8 million and $9.3 million of pretax gains from the sale of 600,000 of the shares of common stock of Mid Ocean for net proceeds of $28.2 million. Net realized investment gains during 1995 included $23.9 million of pretax gains from the sale of 2,401,000 shares of the common stock of American Express Company for net proceeds of $76.7 million.

     A review of certain significant holdings in Fund American's portfolio of common equity securities and other investments at December 31, 1997 follows. Share or unit and dollar amounts refer to the aggregate number of common shares or units of beneficial interest owned and the aggregate fair value at December 31, 1997, of Fund American's holdings of each security discussed.

     White River Corporation (718,818 shares; "White River Shares"; $57.1 million). White River Corporation ("White River") was formerly a wholly-owned subsidiary of Fund American. On December 22, 1993, the Company distributed approximately 74% of the outstanding White River Shares to its shareholders. White River through its consolidated subsidiaries, provides automated vehicle valuation and collision repair estimating services and software for use by the insurance and automobile repair industries, and services which improve the handling and settling of automobile damage claims. White River also owns a passive investment portfolio. Fund American owns a total of 1,014,750 White River Shares, including 295,932 White River Shares carried in other assets which are being held for delivery upon the exercise of existing employee stock options. As of December 31, 1997, Fund American's total ownership position represented approximately 20.8% of the total White River Shares. Fund American does not account for its investment in White River Shares on the equity method as it does not currently possess the ability to exercise significant influence over White River.

     San Juan (5,994,876 units; $55.5 million). San Juan units receive a 75% net overriding royalty interest from certain of Southland Royalty Company's leasehold and royalty interests in the San Juan Basin of Northwestern New Mexico. Fund American believes that changes in crude oil and natural gas prices and in the level of development and production expenditures by the operator of San Juan may affect the distributions to unitholders of San Juan and, therefore, the market prices of the units of San Juan. In addition, Fund American believes that the tax and accounting issues involved in owning units in San Juan may make such units unappealing to many investors. Fund American's investment in San Juan as of December 31, 1997, represented approximately 12.9% of the total San Juan units outstanding. San Juan units are nonvoting. Fund American does not account for it investment in San Juan units on the equity method as it does not posses the ability to exercise significant influence over the Trustee of San Juan.

     Travelers P&C (1,161,924 shares; $49.2 million). Travelers P&C is one of the largest property and casualty insurers in the United States and is an independent agency writer of personal and commercial lines. Fund American's investment in Travelers P&C as of December 31, 1997, represented approximately 1.7% of the total shares publicly traded. Mr. Jack Byrne is a director of Travelers P&C.

Expenses

     Compensation expense as reported totalled $101.8 million, $91.3 million and $111.6 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. Compensation expense for 1995 includes a $46.2 million pretax charge related to an extension of the expiration date of outstanding employee stock warrants. Additionally, Source One nets mortgage loan origination fees (which can fluctuate significantly during periods of strong mortgage loan production), less certain direct costs, against compensation and benefits expense. Excluding the effects of the 1995 warrant extension and mortgage loan origination fees, adjusted compensation and benefits expense was $121.4 million, $111.1 million and $82.9 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. The increase in adjusted compensation and benefits expense from 1995 to 1996 is primarily the result of the inclusion of a full year of Valley and Charter's personnel costs in the 1996 consolidated financial statements. The increase in adjusted compensation and benefits expense from 1996 to 1997 is primarily the result of an increase in stock-based compensation accruals associated with certain of the Company's long-term compensation plans and its qualified and nonqualified retirement plans. During 1997 the market value of the Company's common stock rose 26% from $95.75 to $121.00 per share.

     General expenses of $87.6 million for 1997 compare to 1996 and 1995 amounts of $87.4 million and $60.3 million, respectively. The increase in general expenses from 1995 to 1996 is primarily the result of the inclusion of a full year of Valley and Charter's operations in the 1996 consolidated financial statements. General expenses for 1997 include $3.1 million of pretax restructuring and compensation charges at Source One.

     Source One's provision for mortgage loan losses, included in general expenses, was $8.6 million in 1997 which compares to $10.3 million for 1996 and $7.0 million for 1995. The increase in the provision for loan losses from 1995 to 1996 is due primarily to (i) higher average loss volumes relating to certain California residential mortgage loans, (ii) charge-offs relating to certain commercial real estate owned properties and (iii) an increase in delinquencies as the result of servicing portfolio acquisitions made by Source One during the fourth quarters of 1996 and 1995. The delinquency rates of the these portfolios (which were acquired on favorable terms considered to be reflective of the higher delinquency rates inherent on the portfolios) were generally higher than those of Source One's existing portfolio resulting in a higher provision for loan losses; however, Source One's proactive management of such delinquencies is expected to reduce future delinquency rates on the acquired portfolios to a level more commensurate with the balance of Source One's servicing portfolio. The decrease in provision for loan losses from 1996 to 1997 primarily reflects a significant reduction in the size of Source One's owned mortgage servicing portfolio during 1997.

     Source One closely monitors the rate of delinquencies and foreclosures incidental to its servicing portfolio. The following table summarizes delinquency and foreclosure experience with respect to the residential mortgage loans serviced and subserviced by Source One:

-------------------------------------------------------------------------------------------------------------------
                                                                               December 31,
                                                        -----------------------------------------------------------
                                                            1997        1996         1995        1994          1993
-------------------------------------------------------------------------------------------------------------------
Percent of total residential loans serviced
and subserviced:
  Past due:
     31-59 days                                            4.77%       4.74%        3.99%       3.15%         3.41%
     60-89 days                                              .96         .95          .70         .54           .58
     90 days or more                                         .62         .55          .59         .38           .45
                                                        -----------------------------------------------------------
     Total delinquencies                                   6.35%       6.24%        5.28%       4.07%         4.44%
--------------------------------------------------------===========================================================
  Foreclosures                                             1.18%        .93%         .80%        .77%          .92%
===================================================================================================================

     Source One has established an allowance for mortgage loan losses which totalled $12.8 million and $15.4 million as of December 31, 1997 and 1996, respectively. In addition, Source One has established an $8.2 million and $7.3 million pretax reserve for estimated losses on its principal recourse portfolio as of December 31, 1997 and 1996, respectively. Source One believes that its total allowances are adequate to provide for estimated uninsured losses on the mortgage servicing portfolio.

     Interest expense of $49.7 million in 1997 compares to $50.0 million for 1996 and $45.8 million for 1995. The fluctuations in interest expense primarily reflect increases and decreases in average indebtedness outstanding during each year at Source One which is mainly driven by mortgage loan production.

     Insurance losses and loss adjustment expenses for the years ended 1997 and 1996 totalled $97.1 million and $85.9 million, respectively. Loss and loss adjustment expenses of $8.2 million for 1995 reflect only one-month of activity due to the timing of White Mountains' acquisition of Valley and Charter. Insurance losses and loss adjustment expenses reported for the years ended December 31, 1996 and 1995, included $3.5 million and $3.0 million of reserve strengthening for losses and loss adjustment expenses incurred in prior periods, respectively. During 1997, losses and loss adjustment expenses relating to prior years developed favorably by $2.5 million.

     During 1996 Fund American re-assessed the recoverability of goodwill and certain other intangible assets related to Source One and determined that it should write-off all such assets related to Source One. This resulted in a $32.6 million pretax write-off of goodwill and other intangible assets. Factors considered in the determination to write-off all Source One's goodwill and other assets were (i) increased competition and industry consolidation during 1996 which had adversely impacted the value of both the mortgage loan production and servicing operations of Source One and (ii) the attainment of a definitive agreement in the fourth quarter of 1996 to sell the majority of Source One's mortgage servicing portfolio at essentially book value.

     Fund American's consolidated affiliates are currently expected to be year 2000 compliant by the third quarter of 1998. Fund American has been identifying, modifying and testing its internal systems and controls that will be impacted by the year 2000 issue. Fund American estimates that its total pretax cost of becoming internally year 2000 compliant, excluding its unconsolidated insurance affiliates, is approximately $2.5 million of which approximately $1.3 million has been expensed as of December 31, 1997. These figures do not include the cost of normal software replacements and upgrades.

     Fund American has also been closely monitoring the year 2000 issues of its third party constituents (e.g. customers, suppliers, reinsurers, creditors, borrowers...) and of its unconsolidated insurance affiliates. Based on preliminary determinations, it is not expected that Fund American will be materially adversely affected by its third party constituents. This determination has been made as a result of an extensive interview process which requests that constituents demonstrate an ability to become year 2000 compliant on a timely basis. For those constituents who are deemed to be unlikely to remedy their own year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties. All of Fund American's unconsolidated insurance affiliates are expected to be internally year 2000 compliant by the fourth quarter of 1998 and each affiliate is in the process of determining its third party exposures in a similar manner to that of Fund American. The total cost of the year 2000 issue for Fund American's unconsolidated insurance affiliates has not yet been specifically determined, however, Fund American's portion of such costs are not expected to be material.

Income Taxes

     The income tax provision related to pretax earnings for 1997, 1996 and 1995 represents an effective tax rate of 39.4%, 79.3% and 47.3%, respectively. The primary reason for the increase in Fund American's effective tax rate from 1995 to 1996 was the 1996 write-off of goodwill and certain other intangible assets related to Source One. The total pretax write-off of these assets was $32.6 million and the related tax benefit was $3.2 million, as no deferred tax liability was established related to Source One's goodwill. This had the effect of increasing Fund American's 1996 effective income tax rate from 45.4% to 79.3%.

     Fund American has recorded a net deferred Federal income tax liability of $27.5 million as of December 31, 1997. The deferred tax liability includes a $79.3 million liability related to net unrealized gains on investment securities partially offset by $51.8 million in net assets related to various operating items.

     On January 2, 1991, the Company sold Fireman's Fund to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to the Company's estimated tax loss from the sale. Since 1991 the Company has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters. The conclusion in 1995 of Internal Revenue Service ("IRS") audits of Fund American's Federal income tax returns for all years through December 31, 1985, resolved certain of the tax matters affecting the amount of the Company's deductible tax loss from the sale of Fireman's Fund and the Company, therefore, re-estimated its tax reserve. As a result of the reserve re-estimation, the Company included in its 1995 income statement an additional $66.0 million income tax benefit from the sale. The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to Fund American's 1991 or prior years' Federal income tax returns, the results of further IRS audits and other matters affecting the amount of the deductible tax loss from the sale.

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

     In November 1996 the Company entered into a $35.0 million revolving credit agreement with a syndicate of banks which served to replace an expiring arrangement in the amount of $75.0 million. Under the agreement, through November 25, 1998, the Company and certain of its subsidiaries may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement and a maximum leverage ratio requirement. At December 31, 1997 and 1996, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

     During 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs. During 1995 and 1994 the Company repurchased $8.8 million and $24.9 million, respectively, in principal amount of the notes due in February 2003. At December 31, 1997, the $116.3 million of remaining outstanding notes had an average maturity of 5.4 years and a yield to maturity of 7.82%.

     In July 1995 the Company redeemed the remaining 20,833 shares of the Series D Preferred Stock outstanding for $75.0 million. The redemption price for the shares of Series D Preferred Stock redeemed was equal to the stock's liquidation preference. The annual dividend rate on the Series D Preferred Stock during 1995 was 8.75%.

     During 1997, 1996 and 1995 the Company repurchased 924,739 Shares, 779,077 Shares and 877,868 Shares, respectively, for $103.5 million, $66.3 million and $65.5 million, respectively. All Shares repurchased from 1995 to 1997 have been retired. The repurchases of Shares represent a return of excess capital to the Company's shareholders.

     In the fourth quarter of 1995 the Board reinstated and paid a $.20 regular quarterly dividend per Share. During 1997 and 1996 the Company declared and paid quarterly cash dividends of $.20 per Share and expects to pay regular quarterly cash dividends of $.40 per Share during 1998.

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

     As approved by shareholders at the 1995 Annual Meeting, the Company entered into a five year employment contract (the "Agreement") with Mr. Jack Byrne. The Agreement provided Mr. Byrne with the right to receive from the Company a guarantee of a loan obtained from a third party, in an amount up to $15.0 million. In accordance with the Agreement, in October 1995 the Company guaranteed a $15.0 million loan from a third party to Mr. Byrne. The new loan is recourse to Mr. Byrne's net worth and has a term ending December 31, 1999, a market interest rate and otherwise standard commercial terms. The Company was not required to provide collateral protection for its guarantee of the loan and, accordingly, the loan guarantee is not recorded on the balance sheet.

     Pursuant to the terms of a 1993 credit agreement among the Company and White River, the Company provided White River with a $50.0 million term note (the "Term Note") and a $40.0 million revolving credit facility (the "Revolver"). The credit agreement granted White River the right to use certain of its investment securities to repay these borrowings.

     On June 29, 1995, White River repaid $35.1 million in principal amount of the Revolver with (i) 930,000 shares of the common stock of Mid Ocean and (ii) options to acquire an additional 388,140 shares of the common stock of Mid Ocean through November 2002. On July 3, 1995, White River repaid the remaining $4.9 million principal balance of the Revolver and $5.0 million in principal amount of the Term Note in exchange for certain common equity securities. On

August 31, 1995, White River repaid the remaining $45.0 million principal balance of the Term Note with 1,525,424 shares of common stock of ZRC.

White Mountains, Valley and Charter

     In November 1996 White Mountains and Valley entered into a five year credit facility under which they may borrow up to $50.0 million and $15.0 million, respectively, at market interest rates. The $15.0 million of borrowings under the facility available to Valley are guaranteed by White Mountains. The facility contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement, a maximum leverage ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum policyholders' surplus requirement. The facility also limits White Mountains' ability to pay dividends to its shareholders. As of December 31, 1997 and 1996, White Mountains and Valley were in compliance with all covenants under the facility. During 1997 and 1996 Valley had $15.0 million of borrowings outstanding under the facility with a weighted average interest rate of 6.09% and 5.83%, respectively. White Mountains had no borrowings outstanding at December 31, 1997 and 1996 under the facility.

     In November 1995 Charter issued two notes totalling $20.2 million. Certain of the notes were due in 1996 and other notes could be extended to be payable in three equal installments in 1997, 1998 and 1999. During 1996 Charter elected to extend the maturity of $3.2 million of notes payable. The notes are collateralized by certain assets of Charter.

     During 1997 the Company reorganized its structure in order to strengthen Source One and make it a part of Fund American's permanent operating group under White Mountains. Pursuant to this reorganization plan, White Mountains was merged into FAE and the combined entity was immediately renamed White Mountains. In addition, Source One received $139 million of capital infusions, consisting primarily of Fund American's investments in FSA, in order to improve Source One's debt ratings and reduce its borrowing costs. As a result of the reorganization plan, the Company currently owns 3% of the outstanding common stock of Source One and White Mountains owns the remaining 97% of the outstanding common stock of Source One.

     On November 20, 1997, White Mountains purchased 1,563,907 shares of Folksamerica Common Stock for $20.8 million and on December 8, 1997 White Mountains purchased 38,651,270 shares of Murray Lawrence Common Stock for $23.6 million. The purchase prices paid for the Folksamerica Common Stock and the Murray Lawrence Common Stock was paid with proceeds from sales of passive investment securities.

     On November 1, 1996, Fund American signed a definitive agreement (the "MSA Agreement") to increase its ownership of MSA from 33% to 50%. MSA currently shares in 40% of NGM's business through a quota share reinsurance agreement which will be increased to 60% pursuant to the MSA Agreement. Also pursuant to the MSA Agreement, NGM will contribute certain of its insurance, reinsurance and financial services subsidiaries to MSA. The aggregate purchase price to be paid by Fund American pursuant to the MSA Agreement is approximately $70.1 million, subject to certain purchase price adjustments. Fund American expects to assign the additional investment in MSA to White Mountains. White Mountains expects that the purchase price for the additional MSA investment will be paid with proceeds from borrowings under White Mountains' $50.0 million revolving credit facility, and sales of passive investment securities. The closing is dependent upon the receipt of state regulatory approvals and is expected to occur in the first quarter of 1998.

     Under the insurance laws of the various states under which Valley, Charter and WMIC are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Valley, Charter and WMIC in the future.

Source One

     On February 28, 1997, Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans to a third party for adjusted proceeds of $266.9 million. Source One will continue to service these loans pursuant to a subservicing agreement until 1999. The proceeds were used by Source One to reduce and retire debt.

       In 1996 Source One sold the rights to service $3.3 billion of mortgage loans to third parties for net cash proceeds of $55.9 million. The proceeds were used by Source One for general corporate purposes.

       In 1995 Source One sold the rights to service $11.0 billion of mortgage loans to third parties for net cash proceeds of $199.1 million. The proceeds were used by Source One to retire debt and to repurchase shares of its common stock.

     In July 1997 Source One amended and restated its secured revolving credit agreement to reflect a reduction in its borrowing requirements resulting from the 1997 servicing sale. The provisions of the amended agreement decreased Source One's revolving credit facility from $750.0 million to $600.0 million and reduced Source One's borrowing costs by lowering the facility fee. At December 31, 1997, Source One was in compliance with all covenants under the facility. As of December 31, 1997, Source One had $559.0 million of borrowing outstanding under this facility. As of December 31, 1996, Source One had no outstanding borrowings under the previous facility.

     In May 1997 Source One entered into a new unsecured revolving credit agreement under which it can borrow up to $15.0 million through June 1, 1998. As of December 31, 1997, there was $10.5 million outstanding under the revolving credit agreement. As of December 31, 1996, Source One had no outstanding borrowings under a previous facility which allowed for borrowings of up to $10.0 million.

     Source One has a $650.0 million domestic commercial paper program. During 1997 Source One's commercial paper rating was downgraded by Moody's to "Not Prime" and by Standard & Poor's to "A-3". As a result of the 1997 ratings downgrades, Source One has not issued fresh commercial paper and has supplanted its commercial paper borrowings with its $600.0 million committed facility. As of December 31, 1996, there was $347.2 million of commercial paper outstanding. The weighted average number of days to maturity of commercial paper outstanding at December 31, 1996 was 23 days.

     In 1997 Source One amended a short-term borrowing agreement which it had entered into in 1996. The amended agreement increased Source One's facility from $25.0 million to $50.0 million As a result of the 1997 ratings downgrade, Source One is not able to borrow under this agreement. As of December 31, 1996, there was $15.0 million outstanding under the original agreement.

     In August 1995 Source One entered into a $60.0 million unsecured revolving credit facility which expired in July 1997. As of December 31, 1996 there was $45.0 million outstanding under this arrangement.

     In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001 of which $138.4 million remained outstanding at December 31, 1996. During 1997 Source One repurchased and retired in principal amount $119.7 million of these notes leaving $18.7 million outstanding at December 31, 1997.

     In 1992 Source One issued $100.0 million of 9% debentures due in 2012 pursuant to a $250.0 million shelf registration statement. The debentures may not be redeemed by Source One prior to maturity. The proceeds from issuance were used for general corporate purposes.

     In December 1995, Source One exchanged and retired 2,239,061 shares of preferred stock (the "Source One Preferred Stock") for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due in 2025 but are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999. Source One pays quarterly cash dividends on the Source One Preferred Stock at an annual rate of 8.42%. Dividends on the Source One Preferred Stock totalled $3.7 million, $3.7 million and $8.4 million during 1997, 1996 and 1995, respectively.

     In 1989 Source One issued $40.0 million of medium-term notes due in 1996 and having a total weighted average interest rate of 9.65%. During 1996 Source One repurchased and retired the remaining $29.7 million in principal amount outstanding of these notes.

     In 1986 Source One issued $125.0 million of 8.25% debentures due November 1, 1996. During 1996 Source One repurchased and retired the remaining $74.6 in principal amount outstanding of these debentures.

     Source One is currently considering further steps to restructure its debt including the issuance of approximately $50.0 million of additional medium-term notes pursuant to an existing shelf registration and entering into interest rate swaps which would enable Source One to achieve a floating rate of interest on certain of its fixed interest obligations.

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

     Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since these assets may be sold to meet cash needs.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule appearing on page 46 of this report.

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

     The Company acquired Valley on December 1, 1995. Coopers & Lybrand served as the independent auditors of Valley through 1996. The report of Coopers & Lybrand on the consolidated financial statements of Valley for the year ended December 31, 1996, has been relied upon in the Ernst & Young report contained herein. There have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures with respect to Valley.

     The Company requested Ernst & Young and Coopers & Lybrand to furnish a letter addressed to the Commission stating whether it agrees with the above statements. Copies of those letters, dated March 27, 1997, are contained herein as Exhibits 16(a) and 16(b).

PART III

Item 10. Directors and Executive Officers

a.   Directors (as of March 20, 1998)

     Reported under the caption "Election of Directors" on pages 3 through 5 of the Company's 1998 Proxy Statement, herein incorporated by reference.

b.   Executive Officers (as of March 20, 1998)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     Executive
                                                                                                       officer
Name                       Position                                                      Age             since
-------------------------------------------------------------------------------------------------------------------

Raymond Barrette           Executive Vice President and Chief Financial Officer           47              1997
Terry L. Baxter            President of White Mountains                                   52              1994
Reid T. Campbell           Vice President and Director of Finance                         30              1996
Morgan W. Davis            Executive Vice President of White Mountains                    47              1994
K. Thomas Kemp             President and CEO                                              57              1991
Michael S. Paquette        Senior Vice President and Controller                           34              1993
David G. Staples           Vice President and Director of Taxation                        37              1997
-------------------------------------------------------------------------------------------------------------------

     All executive officers are elected by the Company's Board of Directors for a term of one year or until their successors have been elected and have duly qualified.

     Mr. Barrette joined Fund American in November 1997 as the Company's Executive Vice President and Chief Financial Officer. Mr. Barrette is also Executive Vice President and Chief Financial Officer of White Mountains. He was formerly a consultant with Tillinghast-Towers Perrin from 1994 to 1996 and was President of the Personal Insurance Division of Fireman's Fund from 1991 to 1993. Mr. Barrette is a director of FAE, Source One, White Mountains, MSA and WMIC.

     Mr. Baxter was elected President of White Mountains in February 1997. Mr. Baxter previously served as Chairman of Source One from May 1996 to February 1997 and as President and Secretary of FAE from 1994 to 1997. Prior to joining Fund American in 1994, Mr. Baxter was Managing Director of the National Transportation Safety Board from 1990. Prior to that, he was the Assistant Director of OMB in the Reagan Administration. Mr. Baxter is a director of FAE, MSA, Source One, Folksamerica, White Mountains, Valley, Charter, WMIC and Sextant Underwriting Plc.

     Mr. Campbell was elected Vice President and Director of Finance in February 1998 and previously served as Assistant Controller from 1996 to 1998 and Director of Accounting from 1995 to 1996. Mr. Campbell has been with Fund American since 1994. Mr. Campbell is also Vice President and Director of Finance of White Mountains and is a director of WMIC and Merastar Insurance Company and is an advisory director of Southern Heritage Insurance Company. Prior to joining Fund American, Mr. Campbell was with KPMG Peat Marwick from 1990 to 1994.

     Mr. Davis has served as White Mountains' Executive Vice President since 1997 and served as Senior Vice President since 1994. Mr. Davis is also President and Chief Executive Officer of WMIC and Chairman and President of VGI. Prior to joining Fund American in 1994, Mr. Davis was an independent consultant. Mr. Davis is a director of White Mountains, WMIC, Valley, MSA, Charter and CCC Information Services Group Inc. and is a trustee of Azusa Pacific University.

     Mr. Kemp was appointed President and Chief Executive Officer in October 1997. Mr. Kemp previously served as Executive Vice President since 1993 and as Vice President, Treasurer and Secretary from 1991 to 1993. Mr. Kemp also serves as a director of the Company, Chairman and Chief Executive Officer of White Mountains and Chairman of WMIC. He is also a director of Folksamerica, FSA, FAE, MSA and Murray Lawrence.

     Mr. Paquette was elected Vice President and Chief Accounting Officer in 1993, was appointed Vice President and Controller in February 1995 and became a Senior Vice President in November 1997. Mr. Paquette is also Senior Vice President and Controller of White Mountains and WMIC. Mr. Paquette has been a member of the Fund American organization since 1989. Mr. Paquette is a director of White Mountains and WMIC.

     Mr. Staples was elected Vice President and Director of Taxation in February 1997 and has been with Fund American since 1996. Prior to joining Fund American, Mr. Staples served as Vice President and Director of Taxation for Crum & Forster Holdings, Inc. from 1993 to 1996, and was with KPMG Peat Marwick from 1983 to 1993.

Item 11. Executive Compensation

     Reported under the captions "Compensation of Executive Officers" on pages 10 through 14, "Reports of the Compensation Committees on Executive Compensation" on pages 15 though 18, "Shareholder Return Graph" on page 19, and "Compensation Plans" on page 20 of the Company's 1998 Proxy Statement, herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 8 through 9 of the Company's 1998 Proxy Statement, herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Reported under the captions "Certain Relationships and Related Transactions" on page 14 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 21 of the Company's 1998 Proxy Statement, herein incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

a.   Documents Filed as Part of the Report

     The financial statements and financial statement schedule and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule appearing on page 46 of this report. A listing of exhibits filed as part of the report appear on pages 41 and 43 of this report.

b.   Reports on Form 8-K

     On October 15, 1997, the Company filed a Current Report on Form 8-K announcing the resignation of its Senior Vice President and Chief Financial Officer, Allan L. Waters, which was effective on October 8, 1997. Mr. Waters, who held the position of Chief Financial Officer since 1993, left the Company for personal reasons.

c.   Exhibits

--------------------------------------------------------------------------------
Exhibit
number                                Name
--------------------------------------------------------------------------------


 3 (i) -- Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3(a) of the Company's 1993 Annual Report on Form 10-K)

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

10(a)  -- Credit Agreement dated November 26, 1996 among the Company, Fund
          American Enterprises, Inc., the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference to Exhibit 10(e) of the Company's 1996 Annual Report on Form 10-K)

  (b) -- Credit Agreement dated November 26, 1996 among White Mountains Holdings, Inc., the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference to Exhibit 10(f) of the Company's 1996 Annual Report on Form 10-K)

  (c) -- Credit Agreement dated November 26, 1996 among VGI, the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference to Exhibit 10(g) of the Company's 1996 Annual Report on Form 10-K)

  (d) -- Amended and Restated Credit Agreement dated July 31, 1997 among the Company, Fund American Enterprises, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

  (e)  -- Amended and Restated Credit Agreement dated July 30, 1997 among
          White Mountains Holdings, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

  (f) -- Amended and Restated Credit Agreement dated July 30, 1997 among VGI, the Lenders (as named therein) and The First National Bank of Chicago (*)

  (g) -- First Amendment dated November 20, 1997 to the Amended and Restated Credit Agreement dated July 30, 1997 among White Mountains Holdings, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

  (h) -- First Amendment dated November 20, 1997 to the Amended and Restated Credit Agreement dated July 30, 1997 among VGI, the Lenders (as named therein) and The First National Bank of Chicago (*)

  (i) -- Securities Purchase Agreement dated April 10, 1994 between the Company, U S WEST, Inc., U S WEST Capital Corporation and Financial Security Assurance Holdings Ltd. (incorporated by reference to Exhibit 10(a) of the Company's Report on Form 8-K dated April 10, 1994)

  (j) -- Stock Purchase Agreement dated August 8, 1995 between the Company, Skandia U.S. Holding Corporation, and Skandia America Corporation (incorporated by reference to Exhibit 10(e) of the Company's 1995 Annual Report on Form 10-K)

  (k) -- Securities Purchase Agreement dated March 6, 1996 between the Company and Folksamerica Holding Company, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Report on Form 8-K dated June 19, 1996)

  (l) -- Subscription Agreement dated November 6, 1997 between Folksamerica Holding Company, Inc., the Company, White Mountains, Folksam Mutual General Insurance Company, Folksam International Insurance Co. Ltd, Weiner Staedtische Allgemeine Versicherung AG, P&V Assurances S.C. and Samvirke Skadeforsikring AS (*)

  (m) -- Guaranty, dated February 28, 1997, by the Company to and for the benefit of Chemical Mortgage Company (incorporated by reference to Exhibit 10(y) of the Company's 1996 Annual Report on Form 10-K)

  (n) -- Employment Agreement dated February 15, 1995, between the Company and John J. Byrne incorporated by reference to Appendix II of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement) (**)

  (o) -- Common Stock Warrant Agreement with respect to shares of the Company's Common stock between the Company and John J. Byrne (incorporated by reference to Exhibit 10(v) of the Company's Registration Statement on Form S-1 (No. 33-0199)) (**)

  (p) -- The Company's Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(aa) of the Company's 1992 Annual Report on Form 10-K) (**)

  (q) -- The Company's Voluntary Deferred Compensation Plan, as amended on November 15, 1996 (incorporated by reference to Exhibit 10(o) of the Company's 1996 Annual Report on Form 10-K) (**)

  (r)  -- The Company's Deferred Benefit Plan, as amended on November 15,
          1996 (incorporated by reference to Exhibit 10(p) of the Company's 1996 Annual Report on Form 10-K) (**)

  (s)  -- The Company's Long-Term Incentive Plan, as amended February 15,
          1995 (incorporated by reference to Appendix I of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement) (**)

  (t) -- Valley Group Employees' 401(k) Savings Plan (incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8 (No. 333-30233) (**)

11     -- Statement Re Computation of Per Share Earnings (***)

16(a) -- Letter of Ernst & Young LLP dated March 27, 1997 (incorporated by reference to Exhibit 16(a) of the Company's 1996 Annual Report on Form 10-K)

  (b)  -- Letter of Coopers & Lybrand L.L.P. dated March 27, 1997
          (incorporated by reference to Exhibit 16(b) of the Company's 1996 Annual Report on Form 10-K)

21     -- Subsidiaries of the Registrant (*)

23(a)  -- Consent of KPMG Peat Marwick LLP dated March 27, 1998 (*)

  (b)  -- Consent of Ernst & Young LLP dated March 27, 1998 (*)

  (c) -- Consent of Coopers & Lybrand L.L.P. dated March 27, 1998 relating to Valley and FSA (*)

24     -- Powers of Attorney (*)

27.1   -- 1997 Financial Data Schedule (*)

27.2   -- 1995 and 1996 restated Financial Data Schedules (*)

99(a) -- Report of Coopers & Lybrand L.L.P. dated February 14, 1997 relating to VGI (incorporated by reference to Exhibit 99(a) of the Company's 1996 Annual Report on Form 10-K)

  (b) -- The Consolidated Financial Statements of FSA and the related Report of Independent Accountants as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 (*)

================================================================================
(*)   Included herein.

(**) Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of Form 10-K.

(***) Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

d.    Financial Statement Schedule

      The financial statement schedule and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule appearing on page 46 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUND AMERICAN ENTERPRISES HOLDINGS, INC.

   Date:   March 27, 1998               ----------------------------------------
                                        By:  /s/ MICHAEL S. PAQUETTE
                                        Senior Vice President and Controller

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

                   Signature                                            Title                                Date
                   ---------                                            -----                                ----

               RAYMOND BARRETTE*                       Executive Vice President and                   March 27, 1998
------------------------------------------------       Chief Financial Officer
                Raymond Barrette

                 JOHN J. BYRNE*                        Chairman                                       March 27, 1998
------------------------------------------------
                 John J. Byrne

               PATRICK M. BYRNE*                       Director                                       March 27, 1998
------------------------------------------------
                Patrick M. Byrne

                HOWARD L. CLARK*                       Director                                       March 27, 1998
------------------------------------------------
                Howard L. Clark

             HOWARD L. CLARK, JR.*                     Director                                       March 27, 1998
------------------------------------------------
              Howard L. Clark, Jr.

               ROBERT P. COCHRAN*                      Director                                       March 27, 1998
------------------------------------------------
               Robert P. Cochran

           GEORGE J. GILLESPIE, III*                   Director                                       March 27, 1998
------------------------------------------------
            George J. Gillespie, III

               /s/ K. THOMAS KEMP                      President, Chief Executive Officer and         March 27, 1998
------------------------------------------------       Director
                 K. Thomas Kemp

               GORDON S. MACKLIN*                      Director                                       March 27, 1998
------------------------------------------------
               Gordon S. Macklin

                FRANK A. OLSON*                        Director                                       March 27, 1998
------------------------------------------------
                 Frank A. Olson

              MICHAEL S. PAQUETTE*                     Senior Vice President and Controller           March 27, 1998
------------------------------------------------
              Michael S. Paquette

                 ARTHUR ZANKEL*                        Director                                       March 27, 1998
------------------------------------------------
                 Arthur Zankel

*By:                  /s/ K. THOMAS KEMP
-----------------------------------------------------
         K. Thomas Kemp, Attorney-in-Fact

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
         Index to Financial Statements and Financial Statement Schedule

--------------------------------------------------------------------------------
                                                                          Form
                                                                          10-K
                                                                         page(s)
--------------------------------------------------------------------------------

Financial statements:
Consolidated balance sheets as of December 31, 1997 and 1996..........      F-1
Consolidated income statements for each of the years ended
    December 31, 1997, 1996 and 1995..................................      F-3
Consolidated statements of shareholders' equity for each of the
    years ended December 31, 1997, 1996 and 1995......................      F-5
Consolidated statements of cash flows for each of the years ended
    December 31, 1997, 1996 and 1995..................................      F-6
Notes to consolidated financial statements............................      F-7

Other financial information:
Report on management's responsibilities...............................     F-42
Independent auditors' reports.........................................     F-43
Selected quarterly financial data (unaudited).........................     F-47

Financial statement schedule:
       I.  Condensed financial information of the Registrant..........     FS-1

================================================================================

     All other schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
                                                                                        ---------------------------
Dollars in millions                                                                           1997             1996
-------------------------------------------------------------------------------------------------------------------
Assets
Common equity securities, at fair value (cost $64.7 and $101.1)                          $   104.2        $   160.8
Fixed maturity investments, at fair value (cost $165.4 and $154.5)                           168.3            155.4
Other investments (cost $103.1 and $119.7)                                                   167.9            176.5
Short-term investments, at amortized cost (which approximated fair value)                     62.8             67.5
                                                                                        ---------------------------
     Total investments                                                                       503.2            560.2
Cash                                                                                           7.0              4.8
Mortgage loans held for sale                                                                 519.3            314.9
Capitalized mortgage servicing, net of accumulated amortization                              181.0            410.9
Pool loan purchases                                                                          149.8            131.5
Mortgage claims receivable and real estate acquired,
  less allowance for mortgage loan losses of $12.8 and $15.4                                  41.2             57.1
Receivable from sale of mortgage servicing                                                    27.3               --
Insurance premiums receivable                                                                 56.1             52.2
Reinsurance recoverable on paid and unpaid losses                                              9.6             40.0
Investments in unconsolidated insurance affiliates                                           382.7            226.9
Other assets                                                                                 155.7            182.1
                                                                                        ---------------------------
     Total assets                                                                        $ 2,032.9        $ 1,980.6
===================================================================================================================
Liabilities
Short-term debt                                                                          $   571.4        $   407.9
Long-term debt                                                                               304.3            424.2
Unearned insurance premiums                                                                   78.0             72.6
Loss and loss adjustment expense reserves                                                     71.9             65.4
Accounts payable and other liabilities                                                       289.7            279.5
                                                                                        ---------------------------
     Total liabilities                                                                     1,315.3          1,249.6
-------------------------------------------------------------------------------------------------------------------
Minority interest - preferred stock of subsidiary                                             44.0             44.0
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Common stock - authorized 125,000,000 shares,
  issued 31,015,463 and 31,940,202 shares                                                     31.0             31.9
Paid-in surplus                                                                              355.9            366.5
Retained earnings                                                                          1,008.9          1,067.1
Common stock in treasury, at cost: 25,034,939 shares                                        (871.0)          (871.0)
Net unrealized investment gains, after tax                                                   148.8             92.5
                                                                                        ---------------------------
     Total shareholders' equity                                                              673.6            687.0
-------------------------------------------------------------------------------------------------------------------
     Total liabilities, minority interest and shareholders' equity                       $ 2,032.9        $ 1,980.6
===================================================================================================================

See Notes to Consolidated Financial Statements.

                         CONSOLIDATED INCOME STATEMENTS

-------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                            ---------------------------------------
Millions, except per share amounts                                               1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Gross mortgage servicing revenue                                           $   95.0         $139.6       $  141.9
  Amortization and impairment of capitalized mortgage servicing                 (64.2)          (71.9)        (81.4)
  Net gain on financial instruments                                              11.3            9.9             .8
                                                                            ---------------------------------------
       Net mortgage servicing revenue                                            42.1           77.6           61.3
  Net gain on sales of mortgages                                                 21.5           38.3           24.0
  Gain (loss) on sales of mortgage servicing rights and assumption
    of subservicing                                                              (8.0)          10.1           40.0
  Other mortgage operations revenue                                              19.1           18.1           15.6
  Earned property and casualty insurance premiums                               145.3          109.7            5.8
  Earnings from unconsolidated insurance affiliates                              21.3           12.0            9.4
  Other insurance operations revenue                                              7.8            9.4           10.8
  Net investment income                                                          65.1           57.3           55.4
                                                                            ---------------------------------------
       Total revenues                                                           314.2          332.5          222.3
-------------------------------------------------------------------------------------------------------------------
Expenses:
  Compensation and benefits                                                     101.8           91.3          111.6
  General expenses                                                               87.6           87.4           60.3
  Interest expense                                                               49.7           50.0           45.8
  Insurance losses and loss adjustment expenses                                  97.1           85.9            8.2
  Write-off of goodwill and other intangible assets                                --           32.6             --
                                                                            ---------------------------------------
       Total expenses                                                           336.2          347.2          225.9
-------------------------------------------------------------------------------------------------------------------
Pretax operating loss                                                          (22.0)          (14.7)         (3.6)
  Net realized investment gains                                                  96.7           38.5           38.8
                                                                            ---------------------------------------
Pretax earnings                                                                  74.7           23.8           35.2
  Income tax provision                                                           29.4           18.9           16.7
                                                                            ---------------------------------------
After tax earnings                                                               45.3            4.9           18.5
  Tax benefit from sale of discontinued operations                                 --             --           66.0
  Loss on early extinguishment of debt, after tax                                (6.0)            --            (.4)
                                                                            ---------------------------------------
Net income                                                                       39.3            4.9           84.1
  Change in net unrealized investment gains, after tax                           56.3           54.6           18.2
                                                                            ---------------------------------------
Comprehensive net income                                                         95.6           59.5          102.3
  Dividends on preferred stock                                                     --             --          (3.8)
                                                                            ---------------------------------------
Comprehensive net income applicable to common stock                          $   95.6         $ 59.5       $   98.5
----------------------------------------------------------------------------=======================================
Basic earnings per share:
  After tax earnings                                                         $   6.89         $  .66       $   1.88
  Tax benefit from sale of discontinued operations                                 --             --           8.47
  Loss on early extinguishment of debt, after tax                                (.91)            --           (.05)
                                                                            ---------------------------------------
     Net income                                                              $   5.98         $  .66       $  10.30
                                                                            =======================================
     Comprehensive net income                                                $  14.55         $ 8.01       $  12.64
                                                                            =======================================

Diluted earnings per share:
  After tax earnings                                                         $   6.22         $  .60       $   1.71
  Tax benefit from sale of discontinued operations                                 --             --           7.70
  Loss on early extinguishment of debt, after tax                                (.82)            --           (.05)
                                                                            ---------------------------------------
     Net income                                                              $   5.40         $  .60       $   9.36
                                                                            =======================================
     Comprehensive net income                                                $  13.17         $ 7.33       $  11.48
===================================================================================================================

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                                 Common                                 Net  Loan for
                                                              stock and                 Common   unrealized    common
                                                   Preferred    paid-in    Retained   stock in   investment     stock
Millions                                    Total      stock    surplus    earnings   treasury        gains    issued
---------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1995                $661.1      $75.0     $371.7    $1,098.2    $(878.5)     $  19.7    $(25.0)
---------------------------------------------------------------------------------------------------------------------

Net income                                   84.1         --         --        84.1         --           --        --
Dividends to shareholders                    (4.8)        --         --        (4.8)        --           --        --
Redemption of preferred stock               (75.0)     (75.0)        --          --         --           --        --
Purchases of common stock retired           (65.4)        --       (9.7)      (55.7)        --           --        --
Stock options and warrants exercised         10.3         --         --         2.8        7.5           --        --
Extension of outstanding stock warrants      46.2         --       46.2          --         --           --        --
Change in net unrealized investment
  gains and losses, after tax                18.2         --         --          --         --         18.2        --
Repayment of loan for common stock
  issued                                     25.0         --         --          --         --           --      25.0
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995               699.7         --      408.2     1,124.6     (871.0)        37.9        --
---------------------------------------------------------------------------------------------------------------------

Net income                                    4.9         --         --         4.9         --           --        --
Dividends to shareholders                    (5.9)        --         --        (5.9)        --           --        --
Purchases of common stock retired           (66.3)        --       (9.8)      (56.5)        --           --        --
Change in net unrealized investment
  gains and losses, after tax                54.6         --         --          --         --         54.6        --
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996               687.0         --      398.4     1,067.1     (871.0)        92.5        --
---------------------------------------------------------------------------------------------------------------------

Net income                                   39.3         --         --        39.3         --           --        --
Dividends to shareholders                    (5.3)        --         --        (5.3)        --           --        --
Purchases of common stock retired          (103.7)        --      (11.5)      (92.2)        --           --        --
Change in net unrealized investment
  gains and losses, after tax                56.3         --         --          --         --         56.3        --
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997              $673.6    $    --     $386.9    $1,008.9    $(871.0)      $148.8     $  --
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                                            ----------------------------------
Millions                                                                          1997        1996        1995
--------------------------------------------------------------------------------------------------------------
Net income                                                                    $   39.3    $    4.9    $   84.1
Charges (credits) to reconcile net income (loss) to cash flows from operations:
     Undistributed earnings from unconsolidated insurance affiliates             (14.7)       (8.2)       (8.6)
     Net realized investment gains                                               (96.7)      (38.5)      (38.8)
     Net unrealized gain on financial instruments                                (13.3)       (1.8)        (.8)
     Mortgage loan production                                                 (4,403.3)   (3,831.6)   (2,852.0)
     Mortgage loan sales and amortization                                      4,198.9     3,897.7     2,681.5
     Loss (gain) on sales of mortgage servicing rights                             8.0       (10.1)      (40.0)
     Increase in unearned insurance premiums                                       5.4        37.6         2.7
     Increase in insurance premiums receivable                                    (3.9)       (6.9)       (1.3)
     (Decrease) increase in deferred insurance policy acquisition costs           (1.1)       (6.5)         .2
     Net increase in insurance loss reserves                                       6.5        21.2        12.3
     Depreciation and amortization of servicing assets, goodwill and other        67.1        85.4        86.4
     Net change in current and deferred income taxes receivable and payable        4.5        11.8        14.9
     Change in other assets                                                       55.9       (29.3)       (4.9)
     Change in accounts payable and other liabilities                             11.1        33.7        35.9
     Tax benefit from sale of discontinued operations                               --          --       (66.0)
     Compensation expense resulting from warrant extension                          --          --        46.2
     Write-off of goodwill and other intangible assets                              --        32.6          --
     Other, net                                                                   23.5         6.1        (5.8)
                                                                       ---------------------------------------
Net cash (used for) provided from operating activities                          (112.8)      198.1       (54.0)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net decrease in short-term investments                                        4.7        36.1        15.6
     Sales of common stocks and other investments                                207.9       231.6       208.3
     Sales of fixed maturity investments                                          92.5       131.7        62.1
     Purchases of common stocks and other investments                            (54.8)      (85.0)      (63.7)
     Purchases of fixed maturity investments                                    (102.6)     (180.8)      (48.8)
     Acquisitions of consolidated insurance affiliates                              --       (13.2)      (42.2)
     Investments in unconsolidated insurance affiliates                          (44.4)     (107.6)      (33.0)
     Collections on other mortgage origination and servicing assets              274.2       175.3       210.9
     Additions to capitalized mortgage servicing rights                         (139.5)      (88.6)     (120.8)
     Proceeds from sales of mortgage servicing rights                            242.6        11.7       181.1
     Additions to other mortgage origination and servicing assets               (285.1)     (205.7)     (172.7)
     Net (purchases) sales of fixed assets                                        (2.9)       (7.3)         .4
                                                                       ---------------------------------------
Net cash provided from (used for) investing activities                           192.6      (101.8)      197.2
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net issuances (repayments) of short-term debt                               162.4       (36.2)       96.5
     Issuances of long-term debt                                                    --        15.0          --
     Repayments of long-term debt                                               (131.0)         --       (93.7)
     Purchases of common stock retired                                          (103.7)      (66.3)      (65.5)
     Cash dividends paid to shareholders                                          (5.3)       (5.9)       (6.4)
     Redemptions of preferred stock                                                 --          --       (75.0)
     Other                                                                          --         (.8)        2.1
                                                                       ---------------------------------------
Net cash used for financing activities                                           (77.6)      (94.2)     (142.0)
--------------------------------------------------------------------------------------------------------------
Net increase in cash during year                                                   2.2         2.1         1.2
Cash balance at beginning of year                                                  4.8         2.7         1.5
                                                                       ---------------------------------------
Cash balance at end of year                                                   $    7.0    $    4.8    $    2.7
==============================================================================================================

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior year financial statements have been restated to conform with the current year presentation.

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company now reports comprehensive net income on its income statement. All prior period income statements have been restated to reflect application of this statement. Additionally, the Company has provided supplemental comprehensive earnings per share computations.

Investment securities

     Fund American's portfolio of common equity securities, fixed maturity investments and other investments are mainly classified as available for sale and are reported at fair value as of the balance sheet date. Net unrealized investment gains and losses, after tax, associated with such investments are reported as a net amount in a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, are reported on the income statement as a component of comprehensive net income.

     Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

     Other investments include: non-redeemable preferred and common equity securities having no established public market value and carried at internally appraised fair value; securities which, due to restrictions regarding resale, are carried at a discount to the quoted market value for similar unrestricted securities; investment partnership interests accounted for using the equity method or otherwise; mortgage loans held for investment; REMICs; interest rate floor contracts; and principal-only swap agreements. Mortgage loans held for investment are stated at the lower of cost or fair value, determined on an individual loan basis. REMICs are classified as held to maturity and are carried at amortized cost using a method which approximates the effective yield method of amortization. Interest rate floor contracts and principal-only swap agreements are classified as trading securities and are carried at fair value with realized and unrealized gains and losses reported in net gain on financial instruments.

     Realized gains and losses resulting from sales of investment securities or from other than temporary impairments of value are accounted for using the specific identification method.

     Short-term investments consist primarily of money market instruments and mortgage-backed securities with remaining maturities of up to one year. Money market instruments are carried at amortized cost which approximated fair value as of December 31, 1997 and 1996. Short-term mortgage-backed securities are classified as trading securities and are stated at fair value with unrealized gains and losses, if any, reported in income.

     Fund American's consolidated insurance operations are required to maintain deposits with insurance regulators of certain states in order to maintain their insurance licenses. The total fair value of such deposits totalled $11.3 million and $10.7 million as of December 31, 1997 and 1996, respectively.

Insurance operations

     Premiums are taken into income as earned on a daily pro rata basis over the terms of the policies. Unearned premiums represent the portion of premiums applicable to future insurance coverage provided by policies in force. As of December 31, 1997, White Mountains' insurance subsidiaries insured commercial and personal property and casualty risks in Arizona, California, Idaho, New Hampshire, Massachusetts, Oregon, Texas, Utah, Vermont and Washington.

     Policy acquisition costs include commissions, premium taxes and other costs that vary with and are primarily related to the acquisition of new and renewal insurance policies. Policy acquisition costs are deferred and amortized over the terms of the applicable policies. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense.

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

     In the normal course of business, White Mountains' insurance subsidiaries seek to limit losses that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. White Mountains' insurance subsidiaries remain contingently liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves, and loss and loss adjustment expense reserves, (e.g., prepaid reinsurance premiums and reinsurance recoverable on unpaid losses, respectively) are not material and have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

Mortgage origination and servicing

     Fund American acquired Source One in 1986. The purchase price paid for Source One in 1986 was in excess of the estimated fair value of the net assets acquired on that date and was allocated to goodwill. Prior to December 1996 Source One's goodwill was being amortized over 20 years. During 1996 Fund American re-assessed the recoverability of goodwill and certain other intangible assets related to Source One and determined that it should write-off all such assets related to Source One. This resulted in a $32.6 million pretax write-off of goodwill and other intangible assets. Factors considered in the determination to write-off all Source One's goodwill and other assets were (i) increased competition and industry consolidation during 1996 which had adversely impacted the value of both the mortgage loan production and servicing operations of Source One and
(ii) the attainment of a definitive agreement in the fourth quarter of 1996 to sell the majority of Source One's mortgage servicing portfolio at essentially book value.

     Mortgage loans held for sale are stated at the lower of aggregate cost or fair value, including the fair value of commitments to originate and sell mortgage loans. Conventional mortgage loans are placed on a non-accrual basis when delinquent 90 days or more as to interest or principal. Interest on delinquent FHA insured loans is accrued at the insured rate beginning on the sixty-first day of delinquency. Interest on delinquent VA guaranteed loans is accrued at the loan rate during the period of delinquency.

     Gains and losses from sales of mortgage loans are recognized when the proceeds are received. Loan origination fees, net of certain direct costs, are deferred and recognized as income when the related mortgage loans are sold. Discounts from the origination of mortgage loans held for sale are deferred and recognized as adjustments to gains or losses on sales.

     Capitalized mortgage servicing includes certain costs incurred in the origination and acquisition of mortgage servicing rights which are deferred and amortized over the expected life of the loan. The total cost of acquiring mortgage loans, either through origination activities or purchase transactions, is allocated between the mortgage servicing rights and the loans based on their relative fair values. The fair values of mortgage servicing rights are estimated by calculating the present value of the expected future net cash flows associated with such rights, incorporating assumptions that market participants would use in their estimates of future servicing income and expense. A current market rate is used to discount estimated future cash flows. Impairment of capitalized mortgage servicing rights is measured on a disaggregated basis by stratifying the mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. The valuation allowance for Source One's principal recourse portfolio includes a reserve for estimated losses on the corresponding loans.

     Pool loan purchases, which are carried at cost, represent FHA insured, VA guaranteed and conventional loans which were either delinquent or in the process of foreclosure at the time they were purchased from GNMA, FNMA or FHLMC mortgage-backed security pools which Source One services. Interest is accrued on these purchased loans at a rate based on expected recoveries.

     Mortgage claims receivable represent claims filed primarily with FHA and VA. These receivables are carried at cost less an estimated allowance for amounts that are not fully recoverable from the claims filed with the underlying mortgage insuring agencies.

     Real estate acquired is stated at the lower of fair value less estimated selling costs or the recorded balance satisfied at the date of acquisition, as determined on an individual property basis. Costs related to maintaining the properties are charged to expense as incurred.

     Mortgage servicing revenue represents fees earned for servicing real estate mortgage loans owned by investors and late charge income. The servicing fees are calculated based on the outstanding principal balances of the loans serviced and are recognized together with late charge income when received.

Earnings per share

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" in December 1997. SFAS No. 128 simplified the computation of earnings per share and is intended to make the U.S. standard more compatible with existing international standards. The adoption of SFAS No. 128 did not materially change the method by which the Company computes its earnings per share but replaces the Company's historic presentation of "primary earnings per share" and "fully diluted earnings per share" with a presentation of "basic earnings per share" and "diluted earnings per share".

     Basic earnings per share amounts are based on the weighted average number of Shares outstanding. In the basic earnings per share calculation, net income is reduced by preferred stock dividends to arrive at earnings applicable to common stock.

     Diluted earnings per share amounts are based on the weighted average number of Shares and potential dilutive Shares outstanding. Potential dilutive Shares include stock options, warrants and preferred stock redeemable for Shares. In the diluted earnings per share calculation, net income is reduced by preferred stock dividends when the assumed redemption of preferred stock is anti-dilutive.

     The following table outlines the Company's computation of earnings per share for the years ended December 31, 1997, 1996 and 1995:

---------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                                -------------------------
                                                                                    1997     1996    1995
---------------------------------------------------------------------------------------------------------

Basic earnings per share numerators (in millions):
After tax earnings                                                                 $45.3    $ 4.9   $18.5
   Dividends on preferred stock                                                       --       --    (3.8)
                                                                                   ----------------------
After tax earnings applicable to common stock                                       45.3      4.9    14.7
   Tax benefit from sale of discontinued operations                                   --       --    66.0
   Loss on early extinguishment of debt, after tax                                  (6.0)      --     (.4)
                                                                                   ----------------------
Net income available applicable to common stock                                    $39.3    $ 4.9   $80.3
                                                                                   ======================
Comprehensive net income applicable to common stock                                $95.6    $59.5   $98.5
----------------------------------------------------------------------------------=======================

Diluted earnings per share numerators (in million):
After tax earnings applicable to common stock                                      $45.3    $ 4.9   $14.7
   After tax dilution to earnings from unconsolidated insurance affiliates           (.2)      --      --
                                                                                   ----------------------
Diluted after tax earnings available applicable to common stock                     45.1      4.9    14.7
   Tax benefit from sale of discontinued operations                                   --       --    66.0
   Loss on early extinguishment of debt, after tax                                  (6.0)      --     (.4)
                                                                                   ----------------------
Diluted net income available applicable to common stock                            $39.1    $ 4.9   $80.3
                                                                                   ======================
Diluted comprehensive net income applicable to common stock                        $95.4    $59.5   $98.5
----------------------------------------------------------------------------------=======================

Earnings per share denominators (in thousands):
Basic earnings per share numerator (average common shares outstanding)             6,570    7,429   7,794
   Dilutive stock options and warrants to acquire common stock (a)                   674      681     788
                                                                                   ----------------------
Diluted earnings per share denominator                                             7,244    8,110   8,582
----------------------------------------------------------------------------------=======================

Basic earnings per share (in dollars):
After tax earnings                                                                 $6.89    $ .66   $1.88
   Tax benefit from sale of discontinued operations                                   --       --    8.47
   Loss on early extinguishment of debt, after tax                                  (.91)      --    (.05)
                                                                                   ----------------------
Net income applicable to common stock                                              $5.98    $ .66  $10.30
                                                                                   ======================
Comprehensive net income                                                          $14.55    $8.01  $12.64
----------------------------------------------------------------------------------=======================

Diluted earnings per share (in dollars):
After tax earnings                                                                 $6.22    $ .60   $1.71
   Tax benefit from sale of discontinued operations                                   --       --    7.70
   Loss on early extinguishment of debt, after tax                                  (.82)      --    (.05)
                                                                                   ----------------------
Net income applicable to common stock and assumed conversions                      $5.40    $ .60   $9.36
                                                                                   ======================
Comprehensive net income                                                          $13.17    $7.33  $11.48
=========================================================================================================

(a) See Note 11 for detailed information concerning the Company's outstanding dilutive stock options and warrants to acquire common stock.

Future application of accounting standards

     In December 1996 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" which has further deferred the adoption of certain other provisions of SFAS No. 125 to periods beginning after December 31, 1997. Fund American does not expect that the adoption of SFAS No. 127 will have a material effect on its financial position or results of operations.

     In December 1997 the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance related assessments and guidance for measuring the liability. The statement becomes effective in 1999 and allows for early application. Fund American does not expect the adoption of this statement to have a material effect on its financial position or results of operation.

     In March 1998 the AICPA issued SOP 98-1 "Accounting for Internal Use Software", which provides guidance for determining when internal use software costs (whether acquired or internally developed) are expensed as incurred or capitalized. The statement becomes effective in 1999 and allows for early application. Fund American does not expect the adoption of this statement to have a material effect on its financial position or results of operation.

NOTE 2.  Insurance Operations

Consolidated insurance operations recently acquired and formed

     On December 1, 1995, White Mountains acquired Valley and Charter for $41.7 million in cash less $3.0 million of purchase price adjustments. The purchase price for Valley and Charter was paid with proceeds from sales of short-term investments. Valley's wholly-owned subsidiary, VIC, is a Northwest-based property and casualty company which writes personal and commercial lines through independent agents. In 1997 and 1996, VIC had $77.7 million and $75.1 million of net written premiums, respectively, primarily in Oregon, Washington and California. Charter wrote $62.9 million and $69.9 million of non-standard automobile insurance premiums in Texas during 1997 and 1996, respectively. The purchase price paid for Valley and Charter was $.9 million less than the aggregate book value and estimated fair value of the net assets of the companies on the date of acquisition. The resulting negative goodwill is being amortized to income on a straight-line basis over five years.

     WMIC is currently licensed to write insurance in Maine, New Hampshire, Vermont, Massachusetts and New York and is expected to expand its operations to other states as additional regulatory approvals are obtained. WMIC had gross written premiums during 1997 and 1996 of $5.2 million and $2.4 million ($4.7 million and $2.0 million of net written premiums), respectively. At December 31, 1997, WMIC had $31.4 million of total admitted assets and $29.1 million of policyholders' surplus. WMIC is a wholly-owned subsidiary of VIC.

     On January 19, 1996, VIC purchased Valley National for $13.2 million, net of cash balances acquired. Valley National is licensed to write property and casualty insurance in 48 states. Assets acquired pursuant to the Valley National acquisition included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. Valley National wrote its first policies in December 1996 and had $2.7 million in gross written premiums ($.3 million of net written premiums) during 1997. Valley National is expected to further expand its operations to certain other states in which it is currently licensed. The purchase price paid for Valley National exceeded the fair value of the tangible assets received. The excess purchase price of $6.4 million is being amortized over a five year period. Valley National is a wholly-owned subsidiary of VIC.

     On December 5, 1996, Valley's parent company formed Valley P&C to specifically write property and casualty insurance within Oregon. Valley P&C wrote its first policies in February

1997 and had $5.2 million in net written premiums during 1997. At December 31, 1997, Valley P&C had $7.7 million of total admitted assets and $3.7 million of policyholders' surplus.

Loss and loss adjustment expense reserve activity

     The following table summarizes Valley, Charter and WMIC's loss and loss adjustment expense reserve activity for the years ended December 31, 1997 and 1996:

-----------------------------------------------------------------------------------------------
Millions                                                             Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                                         1997     1996     1995
                                                                   ----------------------------
Beginning balance                                                    $   65.4  $  44.1  $    --
Reserves acquired through the purchase of Valley and Charter               --       --     39.9
Losses and loss adjustment expenses incurred relating to:
   Current year losses                                                   99.6     82.4      5.2
   Prior year losses                                                     (2.5)     3.5      3.0
Loss and loss adjustment expenses paid relating to:
   Current year losses                                                  (58.7)   (47.8)    (4.0)
   Prior year losses                                                    (30.0)   (18.5)      --
Changes in reinsurance and other                                         (1.9)     1.7       --
                                                                   ----------------------------
Ending balance                                                       $   71.9  $  65.4  $  44.1
===============================================================================================

Additional insurance operations information

     Total policyholders' surplus of Valley, Charter and WMIC, as reported to various regulatory authorities, as of December 31, 1997 and 1996, was $93.8 million and $81.4 million, respectively. Statutory net income for the year ended December 31, 1997 for Valley, Charter and WMIC totalled $11.0 million. For the year ended December 31, 1996 and the one-month period ended December 31, 1995, Valley, Charter and WMIC had a statutory net loss of $6.4 million and $2.3 million, respectively. The principal differences between Valley, Charter and WMIC's statutory amounts and the amounts reported in accordance with GAAP are not material and include deferred taxes, surplus debentures and deferred acquisition costs. Valley, Charter and WMIC's statutory policyholders' surplus at December 31, 1997 and 1996, was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the various states under which Valley, Charter and WMIC are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Valley, Charter and WMIC in the future. At December 31, 1997 and 1996, $87.9 million and $75.6 million, respectively, of Valley, Charter and WMIC's statutory surplus was unavailable for the payment of dividends to its shareholders without prior approval of regulatory authorities.

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

     The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to Fund American's 1991 or prior years' Federal income tax returns, the results of further IRS audits and other matters affecting the amount of the deductible tax loss from the sale.

NOTE 4.  Investment Securities

     Fund American's net investment income is comprised primarily of interest income earned on mortgage loans originated by Source One (gross of related interest expense on short-term borrowings used to finance such loans), interest income associated with the fixed maturity investments of its consolidated insurance operations, dividend income from its equity investments and interest income from short-term investments. Net investment income consisted of the following:

--------------------------------------------------------------------------------
                                                       Year Ended December 31,
Millions                                             1997       1996       1995
-------------------------------------------------------------------------------
Investment income:
     Mortgage loans held for sale                   $43.1      $39.3      $35.9
     Fixed maturity investments                      11.3       10.4        9.0
     Common equity securities                         7.3        4.3        2.5
     Short-term investments                           3.9        6.6        6.6
     Other                                             --      (2.3)        1.7
                                                 ------------------------------
Total investment income                              65.6       58.3       55.7
Less investment expenses and other charges            (.5)      (1.0)       (.3)
                                                 ------------------------------
Net  investment income, before tax                  $65.1      $57.3      $55.4
===============================================================================

     Total net investment gains, before tax, associated with Fund American's investment portfolio consisted of the following:

-------------------------------------------------------------------------------
                                                      Year Ended December 31,
Millions                                             1997        1996      1995
-------------------------------------------------------------------------------
Gross realized investment gains                    $ 98.6      $ 43.3     $46.3
Gross realized investment losses                     (1.9)       (4.8)     (7.5)
                                                 ------------------------------
Net realized investment gains                        96.7        38.5      38.8
Net unrealized investment (losses) gains (a)        (10.1)       68.0      20.0
                                                 ------------------------------
Total net investment gains, before tax             $ 86.6      $106.5     $58.8
===============================================================================

(a) Excludes net unrealized investment gains and losses recorded from Fund American's investments in unconsolidated insurance affiliates.

     The components of Fund American's ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

-------------------------------------------------------------------------------
                                                                 December 31,
Millions                                                       1997        1996
-------------------------------------------------------------------------------
Investment securities:
    Gross unrealized investment gains                        $112.1      $121.0
    Gross unrealized investment losses                         (2.0)        (.8)
                                                           --------------------
Net unrealized gains from investment securities               110.1       120.2
Net unrealized gains from investments in
unconsolidated insurance affiliates                           118.8        22.1
                                                           --------------------
Total net unrealized investment gains, before tax            $228.9      $142.3
===============================================================================

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American's fixed maturity investments as of December 31, 1997 and 1996, were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             December 31, 1997
                                                        -----------------------------------------------------------
                                                                 Cost or          Gross         Gross
                                                               amortized     unrealized    unrealized      Carrying
Millions                                                            cost          gains        losses         value
-------------------------------------------------------------------------------------------------------------------
U S WEST, Inc. redeemable preferred stock                        $  49.4          $  --          $ --       $  49.4
Municipal obligations                                               33.3             .6            --          33.9
Debt securities issued by industrial corporations                   32.4            1.0           (.7)         32.7
U. S. Government and agency obligations                             32.3             .9            --          33.2
GNMA Mortgage-backed securities                                     15.4            1.0            --          16.4
Aggregate of holdings less than $10 million                          2.6             .1            --           2.7
                                                        -----------------------------------------------------------
     Total fixed maturity investments                             $165.4           $3.6         $ (.7)       $168.3
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                             December 31, 1996
                                                        -----------------------------------------------------------
                                                                 Cost or          Gross         Gross
                                                               amortized     unrealized    unrealized      Carrying
Millions                                                            cost          gains        losses         value
-------------------------------------------------------------------------------------------------------------------
U. S. Government and agency obligations                          $  63.6         $   .8         $ (.1)       $ 64.3
U S WEST, Inc. redeemable preferred stock                           49.1             --            --          49.1
Debt securities issued by industrial corporations                   31.3             .3           (.1)         31.5
GNMA Mortgage-backed securities                                      9.1             --            --           9.1
Aggregate of holdings less than $10 million                          1.4             --            --           1.4
                                                        -----------------------------------------------------------
     Total fixed maturity investments                             $154.5           $1.1         $(.2)        $155.4
===================================================================================================================

     The cost or amortized cost and carrying value of Fund American's fixed maturity investments at December 31, 1997 and 1996, are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                        -----------------------------------------------------------
                                                                     1997                            1996
                                                        ----------------------------      -------------------------
                                                                 Cost or                        Cost or
                                                               amortized    Carrying          amortized    Carrying
Millions                                                            cost       value               cost       value
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                                         $     --    $     --           $    7.1    $    7.1
Due after one year through five years                                6.8         7.0                6.6         6.6
Due after five years through ten years                              93.1        93.7               98.2        98.5
Due after ten years                                                 50.1        51.2               33.5        34.1
GNMA Mortgage-backed securities                                     15.4        16.4                9.1         9.1
                                                           -------------------------       ------------------------
     Total                                                        $165.4      $168.3             $154.5      $155.4
===================================================================================================================

     Sales of investments, excluding short-term investments, totalled $300.4 million, $363.3 million and $270.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Non-cash exchanges of investment securities totalling $2.3 million and $90.4 million during 1996 and 1995, respectively, are not reflected in the Consolidated Statements of Cash Flows. There were no non-cash exchanges of investment securities during 1997.

     Fund American adopted the provisions of SFAS No. 130 during 1997 and now reports the change in net unrealized investment gains, after tax, on its income statement to arrive at comprehensive net income. All prior period income statements have been restated to reflect application of this statement. The components of the change in net unrealized investment gains, after tax, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
Millions                                                                          1997          1996           1995
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                                   $ 96.7         $38.5          $38.8
  Income tax expense applicable to net realized investment gains                 (33.8)        (13.5)         (13.6)
                                                                            ---------------------------------------
Net realized investment gains, after tax                                          62.9          25.0           25.2
                                                                            ---------------------------------------

Net unrealized investment gains arising during the year, after tax (a)           119.2          79.6           43.4
  Net unrealized gains reclassed to realized gains for investments sold          (62.9)        (25.0)         (25.2)
                                                                            ---------------------------------------
Change in net unrealized investment gains, after tax                            $ 56.3         $54.6          $18.2
===================================================================================================================

(a) Net of income tax expense of $64.2 million, $42.9 million and $23.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 5. Capitalized Mortgage Servicing

     Source One estimates the fair values of its mortgage servicing rights by calculating the present value of the expected future net cash flows associated with such rights. In making those estimates, Source One incorporates assumptions that market participants would use in their estimates of future servicing income and expense.

     To measure impairment of capitalized mortgage servicing rights, Source One stratifies its owned mortgage loan servicing portfolio based on the portfolio's predominant risk characteristics which have been determined to be prepayment, default and operational risks. Accordingly, Source One has stratified its owned mortgage loan servicing portfolio by interest rate, loan type (investor), original term to maturity and principal recourse. In estimating the fair value of its owned mortgage loan servicing portfolio, Source One uses market consensus prepayment rates and discounts future net cash flows using representative market interest rates which were 10.5% for conventional loans, 12.0% for insured loans, and for 1997 and 1996, 21.0% for recourse loans. The fair value of each stratum is computed and compared to its recorded book value to determine if an impairment valuation allowance, or recovery of a previously established valuation allowance, is required. In 1996, as a result of the contracted sale of $17.0 billion of nonrecourse mortgage servicing rights, Source One valued the portfolio to be sold as one stratum using the contract price.

     After the 1997 servicing sale, Source One's recourse portfolio became a more significant component of its total remaining owned servicing portfolio. Included in Source One's calculation for measuring impairment of its capitalized servicing asset is an $8.2 million and $7.3 million pretax reserve for estimated recourse losses on the corresponding loans in determining the fair value of its principal recourse portfolio as of December 31, 1997 and 1996, respectively.

     The discount rate and prepayment assumptions are significant factors used in estimating the fair value of Source One's mortgage servicing rights. Accordingly, the value of mortgage servicing rights can be significantly impacted by changes in interest rates.

     Source One adopted certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in the 1997 first quarter. SFAS

No. 125 served to eliminate the distinction between "normal" servicing rights and excess servicing receivables. Source One estimated the fair value of its portfolio during 1997 in accordance with SFAS No. 125 which did not materially effect Source One's 1997 results.

     Prior to the adoption of SFAS No. 125, Source One estimated the fair value of its capitalized excess servicing asset by discounting the anticipated future cash flows over the estimated life of the related loans. Source One uses "interest only strip" interest rates to determine the appropriate discount rates and prepayment speed assumption rates that are based on interest rates, loan types (investor) and original term to maturity. The discount rate used to capitalize excess servicing for the year ended December 31, 1996, ranged from 12.0% to 12.6% and was 12.0% for the year ended December 31, 1995. For the years ended December 31, 1996 and 1995, the weighted average discount rates inherent in the carrying amount of the capitalized excess servicing asset were 10.4% and 10.0%, respectively.

     The following table summarizes the fair value of mortgage servicing rights and certain characteristics of Source One's servicing portfolio related to such mortgage servicing rights by loan type as of December 31, 1997:

-------------------------------------------------------------------------------------------------------------------
                                             Fair value         Principal       Weighted    Weighted       Weighted
                                            of mortgage           balance        average     average        average
                                          servicing rights   serviced (a)       interest    maturity        service
                                             (millions)        (millions)           rate    (months)            fee
-------------------------------------------------------------------------------------------------------------------
Loan Type:
        Insured                                $  102.2         $   5,314          8.85%         291           .46%
        Conventional                               44.9             2,515           8.13         273            .39
        Recourse                                   28.7             2,413           8.60         205            .49
        Adjustable                                 12.4               418           7.09         326            .53
                                         --------------------------------
Total servicing portfolio                        $188.2           $10,660          8.56%         269           .46%
===================================================================================================================

(a) Excludes $773 million of principal balance of mortgage servicing rights not capitalized prior to the adoption of an accounting standard implemented by Source One as of January 1, 1995.

     The following table summarizes changes in Source One's capitalized servicing asset:

-------------------------------------------------------------------------------------------------------------------
                                                                                          Deferred
                                                                                           gain on            Total
                                                Mortgage    Valuation                      sale of      capitalized
Millions                                       servicing    allowance   Subservicing     servicing        servicing
-------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1995                      $ 547.7      $    --          $  --       $ (17.2)         $ 530.5
Additions                                          102.8           --             --            --            102.8
Scheduled amortization                             (52.8)          --             --            --            (52.8)
Impairment/unscheduled amortization                  (.5)       (28.0)            --            --            (28.5)
Amortization of deferred gain                         --           --             --           4.2              4.2
Sales                                             (159.1)          --             --            --           (159.1)
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                      438.1        (28.0)            --         (13.0)           397.1
Additions                                          125.5           --             --            --            125.5

Scheduled amortization                             (69.9)          --             --            --            (69.9)
Impairment/unscheduled amortization                 (1.1)         (.9)            --            --             (2.0)
Amortization of deferred gain                         --           --             --           6.1              6.1
Sales                                              (45.9)          --             --            --            (45.9)
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                      446.7        (28.9)            --          (6.9)           410.9
Additions                                           90.4         (1.2)            --            --             89.2
Scheduled amortization                             (37.5)          --           (8.9)           --            (46.4)
Impairment/unscheduled amortization                   --        (17.3)           (.5)           --            (17.8)
Amortization of deferred gain                         --           --             --           6.9              6.9
Sales                                             (273.7)         2.3            9.6            --           (261.8)
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                    $ 225.9      $ (45.1)         $  .2       $    --          $ 181.0
===================================================================================================================

     During 1997 Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans for adjusted proceeds of $266.9 million, resulting in a pretax loss of $4.3 million. As part of the servicing sale, Source One retained the right to subservice these loans until 1998. Source One recorded an additional pretax loss of $3.7 million during 1997 in connection with the extension of its subservicing responsibilities for these loans for one additional year at less favorable terms than the original agreement provided. The subservicing asset associated with Source One's subservicing responsibilities is being amortized on a straight-line basis over the subservicing period and is tested for impairment. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million. During 1995 Source One sold the rights to service $11.0 billion of mortgage loans for net proceeds of $199.1 million, resulting in a pretax gain of $40.0 million.

     During 1994 Source One sold the rights to service $3.9 billion of mortgage loans to a third party and retained the rights to subservice those loans pursuant to a subservicing agreement. In connection with the servicing sale, a pretax gain of $19.9 million was deferred in 1994 and was to be recognized as income over the five-year life of the subservicing agreement. In 1996, the third party sold the rights to service approximately $1.0 billion of these loans subserviced by Source One which resulted in Source One recognizing $2.4 million of the deferred gain on an accelerated basis. In 1997, the third party sold the remainder of the loans subserviced by Source One which resulted in Source One recognizing the remaining balance of the deferred gain during 1997.

NOTE 6.  Mortgage Servicing

     Source One services loans throughout the United States. Source One's portfolio of mortgage loans serviced (including loans subserviced, interim servicing contracts and portfolios under contract to acquire but excluding loans sold but not transferred) totalled $26.5 billion and $29.2 billion as of December 31, 1997 and 1996, respectively. The following table summarizes the mortgage loan servicing portfolio as of December 31, 1997:

-------------------------------------------------------------------------------------------------------------------
                                                                            Weighted average
                                                     --------------------------------------------------------------
                                        Principal                                                         Remaining
                                          balance             Loan                             Net      contractual
                                         serviced          balance        Interest   servicing fee             life
Loan type                              (millions)      (thousands)            rate            rate         (months)
-------------------------------------------------------------------------------------------------------------------
Residential
    Conventional                         $  5,521             $ 68            8.37%           .424%             240
     FHA                                    3,916               57            8.80            .427              297
     VA                                     2,124               62            8.42            .403              298
Commercial                                     66              889            7.45            .176              163
                                    -------------
Owned servicing portfolio                 $11,627             $ 63            8.52%           .420%             269
Subservicing portfolio                     14,919
                                    -------------
Total mortgage servicing portfolio        $26,546             $ 61           8.45%             n/m              249
===================================================================================================================
n/m - not meaningful

     The servicing fee rates in the preceding table are shown after deducting applicable guarantee fees. Guarantee fees, when applicable, range from 6 basis points for governmental loans to approximately 30 basis points for certain conventional loans. Certain loans sold to private investors have no guarantee fees.

     The following tables summarize Source One's owned mortgage loan servicing portfolio by interest rate range and by location of property:

-------------------------------------------------------------------------------------------------------------------
                                      December 31, 1997                              December 31, 1996
                         -------------------------------------------    -------------------------------------------
                                            Aggregate       Weighted                      Aggregate        Weighted
                              Number        principal        average        Number        principal         average
Interest rate                     of          balance       interest            of          balance        interest
range                          loans       (millions)           rate         loans       (millions)            rate
---------------------    -------------------------------------------    -------------------------------------------
5.99% and lower                  843          $    66          5.41%         1,239          $    87           5.50%
6.00% - 6.49%                  1,823              159           6.13         5,449              288            6.22
6.50% - 6.99%                  4,166              319           6.66        15,369            1,111            6.68
7.00% - 7.49%                 12,968              729           7.17        42,363            2,395            7.11
7.50% - 7.99%                 29,240            2,455           7.63        58,622            4,104            7.60
8.00% - 8.49%                 27,989            2,280           8.13        60,852            4,337            8.10
8.50% - 8.99%                 32,178            1,867           8.59        77,061            4,047            8.58
9.00% - 9.49%                 13,452              722           9.07        37,714            2,052            9.06
9.50% - 9.99%                 29,142            1,420           9.55        69,548            3,618            9.57
10% and above                 32,488            1,610          10.49        83,585            4,371           10.49
                         -------------------------------------------    -------------------------------------------
Total                        184,289          $11,627          8.52%       451,802          $26,410           8.59%
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                      December 31, 1997                              December 31, 1996
                         -------------------------------------------    -------------------------------------------
                                           Aggregate                                      Aggregate
                             Number        principal     Percentage        Number         principal      Percentage
                                 of          balance   of servicing            of           balance    of servicing
State                         loans       (millions)      portfolio         loans        (millions)       portfolio
---------------------    ------------------------------------------    --------------------------------------------
California                   20,459          $ 1,889          16.3%        60,547           $ 4,955           18.7%
New York                     22,118            1,162           10.0        42,195             2,441             9.2
Texas                        15,655              736            6.3        29,851             1,513             5.7
Washington                    7,889              690            5.9        23,048             1,692             6.4
Florida                      12,894              663            5.7        28,361             1,408             5.3
Michigan                     10,773              520            4.5        25,553             1,019             3.9
New Jersey                    7,088              503            4.3        13,689               895             3.4
Illinois                      6,335              420            3.6        16,704             1,036             3.9
Maryland                      5,020              362            3.1         8,966               534             2.0
Ohio                          6,658              357            3.1        15,772               656             2.5
Other                        69,400            4,325           37.2       187,116            10,261            39.0
                         ------------------------------------------    --------------------------------------------
Total                       184,289          $11,627         100.0%       451,802           $26,410          100.0%
===================================================================================================================

     Escrow funds of approximately $196.8 million, $207.8 million and $236.0 million as of December 31, 1997, 1996 and 1995, respectively, relating to mortgages serviced and subserviced, were held in non-interest bearing accounts at non-affiliated banks and are not included in the consolidated financial statements.

NOTE 7. Mortgage Loans Held For Sale and Pool Loan Purchases

     The following tables summarize Source One's mortgage loans held for sale and pool loan purchases:

------------------------------------------------------------------------------
                                                               December 31,
Millions                                                     1997         1996
------------------------------------------------------------------------------
Adjustable rate mortgage loans, weighted average
  interest rates of 6.36% and 6.60%                       $  51.6      $  35.1
Fixed rate 5 year through 25 year mortgage loans,
  weighted average interest rates of 7.68% and 7.73%         60.4         51.2
Fixed rate 30 year mortgage loans, weighted average
  interest rates of 7.76% and 8.19%                         405.0        228.0
                                                         ---------------------
Total principal amount                                      517.0        314.3
Net premiums                                                  2.3           .6
                                                         ---------------------
Total mortgage loans held for sale                         $519.3       $314.9
==============================================================================

--------------------------------------------------------------------------------
                                                      December 31,
                                   ---------------------------------------------
                                     Principal balance        Number of loans
                                   ---------------------    --------------------
Dollars in Millions                    1997         1996      1997          1996
--------------------------------------------------------    --------------------
Loan type:  FHA                      $103.1      $  89.9     1,781         1,621
            VA                         43.3         35.3       669           592
            Conventional                3.4          6.3        45            75
                                   ---------------------    --------------------
Total pool loan purchases            $149.8       $131.5     2,495         2,288
================================================================================

NOTE 8.  Debt

Short-term debt

     Short-term debt outstanding consisted of the following:

-------------------------------------------------------------------------------
                                                               December 31,
Millions                                                   1997            1996
-------------------------------------------------------------------------------
Charter:  Notes payable and lease obligations           $   2.0         $   1.7
                                                      -------------------------
Source One:
  Credit agreement borrowings                             569.5            45.0
  Commercial paper and short-term borrowings                 --           362.2
  Less net discounts                                        (.1)           (1.0)
                                                      -------------------------
     Total Source One                                     569.4           406.2
                                                      -------------------------
Total short-term debt                                   $ 571.4         $ 407.9
===============================================================================

     The weighted average interest rates of short-term debt outstanding during the year ended December 31, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
                                                         Year Ended December 31,
                                                         1997            1996
--------------------------------------------------------------------------------
White Mountains:  Credit facility                        6.04%             --
Parent Company:  Revolving credit facility                 --            5.82%
Charter:  Notes payable                                  6.50%           6.50%
Source One:
  Credit agreements borrowings                           6.34%           6.19%
  Commercial paper and short-term borrowings             5.81%           5.69%
================================================================================

     In November 1995 Charter issued two notes totalling $20.2 million. Certain of the notes were due in 1996 and other notes could be extended to be payable in three equal installments in 1997, 1998 and 1999. During 1996 Charter elected to extend the maturity of $3.2 million of notes payable. The notes are collateralized by certain assets of Charter.

     In July 1997 Source One amended and restated its secured revolving credit agreement to reflect a reduction in its borrowing requirements resulting from the 1997 servicing sale. The provisions of the amended agreement decreased Source One's revolving credit facility from $750.0 million to $600.0 million and reduced Source One's borrowing costs by lowering the facility fee. At December 31, 1997, Source One was in compliance with all covenants under the facility. As of December 31, 1997, Source One had $559.0 million of borrowing outstanding under this facility. As of December 31, 1996, Source One had no outstanding borrowings under the previous facility.

     In May 1997 Source One entered into a new unsecured revolving credit agreement under which it can borrow up to $15.0 million through June 1, 1998. As of December 31, 1997, there was $10.5 million outstanding under the revolving credit agreement. As of December 31, 1996, Source One had no outstanding borrowings under a previous facility which allowed for borrowings of up to $10.0 million.

     In August 1995 Source One entered into a $60.0 million unsecured revolving credit facility which expired in July 1997. As of December 31, 1996 there was $45.0 million outstanding under this arrangement.

     Source One has a $650.0 million domestic commercial paper program. In November 1997 Source One's commercial paper rating was downgraded by Moody's to "Not Prime" and by Standard & Poor's to "A-3". As a result of the 1997 ratings downgrades, Source One has not issued fresh commercial paper and has supplanted its commercial paper borrowings with its $600.0 million credit agreement facility. As of December 31, 1996, there was $347.2 million of commercial paper outstanding. The weighted average number of days to maturity of commercial paper outstanding at December 31, 1996 was 23 days.

     In 1997 Source One amended a short-term borrowing agreement which it had entered into in 1996. The amended agreement increased Source One's facility from $25.0 million to $50.0 million As a result of the 1997 ratings downgrade, Source One is not able to borrow under this agreement. As of December 31, 1996, there was $15.0 million outstanding under the original agreement.

     In 1986 Source One issued $125.0 million of 8.25% debentures due November 1, 1996. During 1996 Source One repurchased and retired the remaining $74.6 in principal amount outstanding of these debentures.

     In 1989 Source One issued $40.0 million of medium-term notes due in 1996 and having a total weighted average interest rate of 9.65%. During 1996 Source One repurchased and retired the remaining $29.7 million in principal amount outstanding of these notes.

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

     In November 1996 the Company entered into a $35.0 million revolving credit agreement with a syndicate of banks which served to replace an expiring arrangement in the amount of $75.0 million. Under the agreement, through November 25, 1998, the Company and certain of its subsidiaries may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants including a minimum tangible net worth requirement, a minimum financial asset coverage requirement and a maximum leverage ratio requirement. At December 31, 1997 and 1996, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

Long-term debt

     Long-term debt outstanding consisted of the following:

-------------------------------------------------------------------------------
                                                            December 31,
Millions                                                1997               1996
-------------------------------------------------------------------------------
Parent Company:
  Medium-term notes                                   $116.3             $116.2
  Less net discounts                                     (.7)               (.8)
                                                   ----------------------------
       Total Parent Company                            115.6              115.4
                                                   ----------------------------
Source One:
  Medium-term notes, 8.875% due in 2001                 18.7              138.4
  Debentures, 9.0% due in 2012                         100.0              100.0
  Subordinate debentures, 9.375% due in 2025            56.0               56.0
  Less net discounts                                    (2.1)              (2.8)
                                                   ----------------------------
       Total Source One                                172.6              291.6
                                                   ----------------------------
 Valley:  Medium-term notes                             15.0               15.0
 Charter:  Notes payable in 1998 and 1999                1.1                2.2
                                                   ----------------------------
Total  long-term debt                                 $304.3             $424.2
===============================================================================

     In 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs. During 1995 and 1994 the Company repurchased $8.8 million and $24.9 million, respectively, in principal amount of the notes due in February 2003. At December 31, 1997, the $116.3 million of remaining outstanding notes had an average maturity of 5.4 years and a yield to maturity of 7.82%.

     In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001 of which $138.4 million remained outstanding at December 31, 1996. During 1997 Source One repurchased and retired in principal amount $119.7 million of these notes which resulted in a $6.0 million after tax extraordinary loss on early extinguishment of debt.

     In 1992 Source One issued $100.0 million of 9% debentures due in 2012 pursuant to a $250.0 million shelf registration statement. The debentures may not be redeemed by Source One prior to maturity. The proceeds from issuance were used for general corporate purposes.

     In December 1995, Source One exchanged and retired 2,239,061 shares of Source One Preferred Stock for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due in 2025. The subordinated debentures are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999. The non-cash portion of the exchange of subordinated debentures for Source One Preferred Stock is not reflected in the Consolidated Statements of Cash Flows.

     In 1989 Source One issued $40.0 million of medium-term notes due in 1996 and having a total weighted average interest rate of 9.65%. During 1996 Source One repurchased and retired the remaining $29.7 million in principal amount outstanding of these notes.

     Source One is currently considering further steps to restructure its debt including the issuance of approximately $50.0 million of additional medium-term notes pursuant to an existing shelf registration and entering into interest rate swaps which would enable Source One to achieve a floating rate of interest on certain of its fixed interest obligations.

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

     Total interest paid by Fund American for both short-term and long-term debt was $51.9 million, $51.5 million and $47.9 million in 1997, 1996 and 1995, respectively.

     Fund American's long-term debt maturities, including current portion of long-term debt, for 1998, 1999, 2000, 2001, 2002 and beyond are $1.1 million, $1.1 million, $4.0 million, $18.7 million, $15.0 million and $268.3 million, respectively.

NOTE 9. Income Taxes

     The Company and its qualifying subsidiaries file a consolidated Federal income tax return. The Federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.

     The total income tax provision (benefit) consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
Millions                                                                   1997             1996               1995
-------------------------------------------------------------------------------------------------------------------
Tax on pretax earnings:
   Federal                                                               $ 26.7           $ 18.1            $  16.6
   State and local                                                          2.7               .8                 .1
                                                                     ----------------------------------------------
Income tax provision on pretax earnings                                    29.4             18.9               16.7
Tax benefit from sale of discontinued operations                             --               --              (66.0)
Tax benefit from loss on early extinguishment of debt                       3.2               --                (.2)
                                                                     ----------------------------------------------
Total income tax provision (benefit)                                     $ 32.6           $ 18.9            $ (49.5)
---------------------------------------------------------------------==============================================
Net income tax payments                                                  $ 24.9           $  7.0            $   2.6
---------------------------------------------------------------------==============================================
Tax provision recorded directly to shareholders' equity related to:
    Exercises of employee stock options and warrants                     $   --           $   --            $    .2
    Changes in net unrealized investment gains and losses                $ 30.3           $ 29.4            $   9.8
===================================================================================================================

     The components of the income tax provision (benefit) on pretax earnings follow:

-------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                                       --------------------------------------------
Millions                                                                   1997             1996               1995
-------------------------------------------------------------------------------------------------------------------
Current provision                                                        $ 33.5            $22.5            $  26.4
Deferred benefit                                                           (4.1)             (3.6)             (9.7)
                                                                       --------------------------------------------
     Total income tax provision on pretax earnings                       $ 29.4            $18.9            $  16.7
===================================================================================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of Fund American's net deferred Federal income tax asset and liability follow:

-------------------------------------------------------------------------------
                                                              December 31,
Millions                                                     1997          1996
-------------------------------------------------------------------------------
Deferred tax assets related to:
  Employee compensation and benefit accruals              $  39.1        $ 32.8
  Capitalized mortgage servicing                             26.2          18.4
  Unearned insurance premiums                                 5.3           4.9
  Allowance for mortgage loan losses                          4.8           4.8
  Discounting of loss reserves                                2.9           2.7
  Other items                                                10.1          10.1
                                                       ------------------------
       Total deferred tax assets                             88.4          73.7
-------------------------------------------------------------------------------
Deferred tax liabilities related to:
  Net unrealized investment gains                            79.3          49.0
  Earnings from insurance affiliates                         11.8           6.7
  Purchase accounting adjustments                             5.5           6.2
  Deferred acquisition costs                                  5.0           4.6
  Unrealized gains on financial instruments                   4.6            .9
  Other items                                                 9.7           7.6
                                                       ------------------------
       Total deferred tax liabilities                       115.9          75.0
-------------------------------------------------------------------------------
Net deferred Federal income tax liability                 $ (27.5)       $ (1.3)
===============================================================================

     A reconciliation of taxes calculated using the 35% Federal statutory rate to the income tax provision on pretax earnings follows:

---------------------------------------------------------------------------------------
                                                               Year Ended December 31,
Millions                                                    1997       1996        1995
---------------------------------------------------------------------------------------
Tax provision at Federal statutory rate                   $ 26.1     $  8.3     $  12.3
Differences in taxes resulting from:
   Dividends received deduction                             (3.1)      (2.3)       (1.9)
   Nonconventional fuel source tax credits                  (2.4)        --          --
   Tax reserve adjustments                                   5.1        4.2         2.3
   State income taxes                                        1.8         .5          --
   Minority interest dividends                               1.3        1.3         2.7
   Write-off of goodwill and other intangible assets          --        8.1          --

   Other, net                                                 .6       (1.2)        1.3
                                                        -------------------------------
Total income tax provision on pretax earnings             $ 29.4     $ 18.9     $  16.7
=======================================================================================

     The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 1997 and 1996.

NOTE 10. Retirement and Post-Retirement Plans

     In 1993 the Company and certain of its subsidiaries established an unfunded, nonqualified defined contribution plans for a select group of management employees for the purpose of providing retirement and postretirement benefits (the "Deferred Benefit Plans"). The amount of annual contributions to the Deferred Benefit Plans are determined using actuarial assumptions; however, participants in the Deferred Benefit Plans may choose between various investment options for their plan balances. At December 31, 1997 and 1996, Fund American's liability to participants pursuant to the Deferred Benefit Plans was $3.9 million and $2.9 million, respectively.

     In 1993 the Company and certain of its subsidiaries also established an unfunded, nonqualified plans for a select group of management employees for the purpose of deferring current compensation for retirement savings (the "Deferred Compensation Plans"). Pursuant to the Deferred Compensation Plans, participants may voluntarily defer all or a portion of qualifying remuneration payable by Fund American. Participants in the Deferred Compensation Plans may choose between various investment options for their plan balances. At December 31, 1997 and 1996, Fund American's liability to participants pursuant to the Deferred Compensation Plans was $37.6 million and $21.8 million, respectively.

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

     Source One established a defined benefit pension plan as of July 1, 1986, for the benefit of its employees. Benefits under the Source One plan are based on years of service and each employee's highest average eligible compensation over five consecutive years in his or her last ten years of employment. Funding of retirement costs complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Cash contributions made by Source One to the plan for the years ended December 31, 1997, 1996 and 1995, totalled $.6 million, $1.3 million and $1.7 million, respectively.

     Source One also has a supplemental pension plan which is a nonqualified, unfunded benefit plan designed to provide supplementary retirement benefits for employees whose pensionable compensation exceeds statutory limits.

     Total accrued postretirement benefit costs included in accounts payable and other liabilities for Source One employees was $3.7 million and $3.5 million at December 31, 1997 and 1996, respectively.

NOTE 11. Employee Stock Plans

     At the Company's 1995 Annual Meeting shareholders approved certain amendments to the Fund American Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for granting to executive officers and other key employees of the Company (and certain of its subsidiaries) various types of stock-based incentive awards including stock options and performance shares. At December 31, 1997, 377,000 Shares remained available for grants under the Incentive Plan.

     Performance shares are conditional grants of a specified maximum number of Shares or an equivalent amount of cash. The grants are generally payable, subject to the attainment of a specified return on equity at the end of three to five year periods or as otherwise determined by the Compensation Committee of the Board. The Compensation Committee consists solely of non-management directors.

     Pursuant to the Incentive Plan 50,000, 73,000 and 56,429 performance shares were granted in 1997, 1996 and 1995, respectively, of which 400, 3,000 and 1,800 of the performance shares granted, respectively, remain unallocated to participants as of December 31, 1997 and are not deemed to be outstanding. During 1997, 1996 and 1995, 22,944, 0, and 0 performance shares were canceled, respectively, and 86,156, 10,650 and 0 performance shares were paid in cash, respectively. At December 31, 1997, 174,229 performance shares were outstanding. The financial goal for full payment of the performance shares is the achievement of a 13% to 15% annual return on equity as measured over the applicable performance periods.

     Stock options are rights to purchase a specified number of Shares at or above the fair market value of Shares at the time an option is granted. Stock options generally vest over a four year period and expire no later than ten years after the date on which they are granted. As of December 31, 1997, 1996 and 1995 there were 2,000, 3,000 and 7,000 stock options outstanding, respectively, which had exercise prices ranging from $24.82 to $32.60 per Share. All Fund American stock options outstanding during the three year period ended December 31, 1997, were fully vested and exercisable. No new stock options have been issued to Fund American employees since 1991.

     In 1985 the Company's Chairman purchased warrants (the "Warrants") from American Express Company ("American Express") entitling him to buy 1,700,000 Shares for $25.75 per Share. Warrants to purchase 420,000 Shares, 130,000 Shares and 150,000 Shares were exercised by the Chairman during 1992, 1994 and 1995, respectively, leaving Warrants to purchase 1,000,000 Shares outstanding at December 31, 1995. Pursuant to a proposal approved by shareholders at the Company's 1995 Annual Meeting, the expiration date with respect to the Warrants was extended from January 2, 1996, to January 2, 2002. In accordance with APB No. 25, the extension of the Warrants resulted in a $46.2 million pretax charge to compensation expense which was recorded in the second quarter of 1995. No Warrants were exercised by the Chairman during 1997 and 1996. Pursuant to certain anti-dilution adjustments related to the distribution of White River Shares to the Company's shareholders, the exercise price for the Warrants to purchase Fund American Shares was reduced to $21.66 per Share.

     All employees (other than employees of Source One and FAE) are eligible to participate in an employee savings plan qualified under Section 401(k) of the IRC (the "Valley 401(k) Plan"). Contributions to the Valley 401(k) Plan can be invested in various investment options including Shares. There is an employer match provision to the Valley 401(k) Plan which is equal to 50% of the first 6% of employee compensation contributed to the plan, subject to IRC limits. Employees of the Company and White Mountains became eligible to participate in the Valley 401(k) Plan beginning January 1, 1997. Fund American added Shares to the investment options offered under the Valley 401(k) Plan as of July 1, 1997. As of December 31, 1997 participants of the Valley 401(k) Plan owned a total of 1,825 Shares.

     Source One also has a qualified employee stock plan. Contributions to this plan are determined at the discretion of Source One's Board of Directors. In October 1996 Source One amended this plan to add an employee savings plan feature qualified under Section 401(k) of the IRC (the "Source One 401(k) Plan"). Contributions to the plan can be invested in various investments including Shares. In 1997, Source One added a matching contribution feature to the Source One 401(k) Plan which is equal to a certain percentage of employee contributions, up to a maximum of 5%, dependent upon Source One's return on equity. As of December 31, 1997 participants of the Source One 401(k) Plan owned a total of 44,502 Shares.

     Source One has various long-term incentive plans which provide for the granting, to key senior management employees of Source One, stock-based and cash incentive awards. Awards made pursuant to the plans are payable upon the achievement of specified financial goals over multi-year periods.

     SFAS No. 123, "Accounting for Stock Based Compensation," was issued in October 1995. That standard requires significantly more disclosure regarding all employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue following existing accounting standards provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. Fund American has not adopted the recognition and measurement criteria of SFAS No. 123 and alternatively has chosen to disclose the pro forma effects of SFAS No. 123 as it relates to outstanding Warrants and performance shares granted in 1997, 1996 and 1995, as follows:

-------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                          -------------------------------------
Millions, except per share amounts              1997         1996          1995
-------------------------------------------------------------------------------
Net income:
      As reported                            $  39.3       $  4.9      $   84.1
      Pro forma                                 39.4            -         108.6
-------------------------------------------------------------------------------
Basic net income per share:
      As reported                            $  5.98       $  .66      $  10.30
      Pro forma                                 5.99            -         13.44
-------------------------------------------------------------------------------
Diluted net income per share:
      As reported                            $  5.40       $  .60      $   9.36
      Pro forma                                 5.41            -         12.21
===============================================================================

     SFAS No. 123 provides for the expense of Warrants, stock options and performance shares over the life of the award. In determining the pro forma effects of SFAS No. 123, the Company recognizes the pro forma expense of the Warrants over time and assumes that the $46.2 million pretax charge associated with the extension of the Warrants recognized in 1995 did not occur. The pro forma net income figures disclosed above may not be representative of the effects on reported net income to be reported in future years.

NOTE 12. Minority Interest - Preferred Stock of Subsidiary

     In 1994 Source One issued 4,000,000 shares of 8.42% Source One Preferred Stock, having a liquidation preference of $25.00 per share, for net cash proceeds of $96.8 million. On December 8, 1995, Source One exchanged and retired 2,239,061 shares of Source One Preferred Stock for $56.0 million in principal amount of subordinated debentures. The Source

One Preferred Stock is not redeemable prior to May 1, 1999. In consolidation, dividends on the Source One Preferred Stock are included as a component of Fund American's interest expense.

NOTE 13. Shareholders' Equity

Series D preferred stock

     On July 31, 1995, the Company redeemed all 20,833 remaining shares of the Series D Preferred Stock for $75.0 million of cash, an amount equal to the stock's liquidation preference.

Common share repurchases

     During 1997, 1996 and 1995 the Company repurchased 924,739 Shares, 779,077 Shares and 877,868 Shares, respectively, for $103.7 million, $66.3 million and $65.4 million, respectively. All such Shares repurchased from 1995 to 1997 have been retired. At December 31, 1997, the Company had outstanding authorization to purchase an additional 193,417 Shares.

Loan for common stock issued

     On December 30, 1992, pursuant to a request from the Board, the Company's Chairman agreed to an early exercise of stock options and Warrants to purchase 1,000,000 Shares. The Board's request reflected concerns regarding proposed tax legislation which could have limited or eliminated the Company's tax benefits from certain employee stock options and Warrants exercised in 1993 and thereafter. To encourage exercise of the stock options and Warrants, the Company provided a $30.0 million 4% secured loan to the Chairman. The loan was fully repaid on its maturity date, October 23, 1995.

Common stock dividends

     In the fourth quarter of 1995 the Board of Directors reinstated and paid a $.20 regular quarterly dividend per Share. During 1996 and 1997 the Company declared and paid regular quarterly cash dividends of $.20 per Share.

NOTE 14. Industry Segments

     Revenues, pretax earnings (loss) and ending identifiable assets for Fund American's industry segments are shown below:

-----------------------------------------------------------------------------
                                                Year Ended December 31,
Millions                                 1997           1996             1995
-----------------------------------------------------------------------------
Revenues:
Mortgage banking operations          $  118.2       $  184.9         $  178.6
Insurance operations                    188.0          140.1             32.6
Other                                     8.0            7.5             11.1
                                  -------------------------------------------
Total                                $  314.2       $  332.5         $  222.3
----------------------------------===========================================
Pretax earnings (loss):
Mortgage banking operations          $ (26.6)       $  (2.1)         $   35.3
Insurance operations                     32.6             .2             18.9
Other                                    68.7           25.7           (19.0)
                                  -------------------------------------------
Total                                $   74.7       $   23.8         $   35.2
----------------------------------===========================================
Ending assets:
Mortgage banking operations          $1,084.9       $1,131.1         $1,138.5
Insurance operations                    748.3          586.2            373.7
Other                                   199.7          263.3            359.7
                                  -------------------------------------------
Total                                $2,032.9       $1,980.6         $1,871.9
=============================================================================

NOTE 15. Investments in Unconsolidated Affiliates

Investment in FSA

     Fund American owned 3,460,200, 3,460,200 and 2,460,200 shares of FSA Common Stock at December 31, 1997, 1996 and 1995. This represented approximately 12.1%, 11.5% and 7.8%, respectively, of the total shares of FSA Common Stock outstanding at those times. Fund American had voting rights to an additional 3,893,940 shares of FSA Common Stock at December 31, 1997, 1996 and 1995, raising Fund American's voting control of FSA to approximately 24.0%, 23.0% and 19.0%, respectively. At December 31, 1997, 1996 and 1995, Fund American also owned FSA Options and Preferred Stock which, in total, give Fund American the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million. As of December 31, 1997, 1996 and 1995, Fund American's economic interest in FSA was 26.2%, 25.1% and 21.0%, respectively.

     Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the NYSE. The market value of the FSA Common Stock as of December 31, 1997 and 1996, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock on the equity method. Fund American's investments in FSA Options and Preferred Stock are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income.

     The following table summarizes financial information for FSA:

--------------------------------------------------------------------------------
Millions                                             1997       1996        1995
--------------------------------------------------------------------------------
FSA balance sheet data:
Total investments                                $1,431.6   $1,154.4    $1,110.7
Total assets                                      1,900.6    1,537.7     1,490.3
Deferred premium revenue                            595.2      511.2       463.9
Loss and loss adjustment expense reserve             75.4       72.1       111.8
Preferred shareholder's equity                         .7         .7          .7
Common shareholders' equity                         881.7      800.6       777.2
FSA income statement data:
Gross premiums written                           $  236.4   $  177.0    $  110.7
Net premiums written                                172.9      121.0        77.6
Net premiums earned                                 109.5       90.4        69.3
Net investment income                                72.1       65.1        49.0
Net income                                          100.5       80.8        55.0

--------------------------------------------------------------------------------
Amounts recorded by Fund American:
 Investment in FSA Common Stock                  $  104.3   $   92.3    $   60.0
 Investment in FSA Options and Preferred Stock       87.8       19.8         2.5
                                                 --------   --------    --------
Total Investment in FSA                          $  192.1   $  112.1    $   62.5
                                                 ========   ========    ========
Equity in earnings from FSA Common Stock (a) $ 11.4 $ 7.8 $ 5.4 Equity in net unrealized investment gains
 (losses) from FSA's investment
 portfolio, before tax (b)                            2.1       (1.0)        4.5
Unrealized investment gains on FSA Options and
 Preferred Stock, before tax (b)                     68.0       17.3          .3
================================================================================

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.

     At December 31, 1997 and 1996, Fund American's consolidated retained earnings included $24.1 million and $13.8 million, respectively, of undistributed earnings of FSA.

Investment in MSA

     At December 31, 1997, 1996 and 1995, Fund American owned 90,606 shares of MSA Common Stock. This represented approximately and 33.1% of the total shares of MSA Common Stock outstanding at those times. Fund American's investment in MSA is accounted for using the equity method.

     The following tables summarize financial information for MSA:

------------------------------------------------------------------------------
Millions                                               1997     1996      1995
------------------------------------------------------------------------------
MSA balance sheet data:
Total investments                                    $280.1   $249.4    $240.8
Total assets                                          337.2    316.2     309.6
Unearned premium reserve                               71.8     64.0      58.4
Loss and loss adjustment expense reserves             123.7    120.1     116.2
Shareholders' equity                                  120.6    101.4      92.0
MSA income statement data:
Net premiums written                                 $156.6   $147.2    $130.9
Net premiums earned                                   148.7    141.6     127.7
Net investment income                                  15.4     14.9      15.0
Net income                                             11.9      9.7      12.4
------------------------------------------------------------------------------
Amounts recorded by Fund American:
Investment in MSA Common Stock                       $ 40.9   $ 34.7    $ 33.7
Equity in earnings from MSA Common Stock (a)            3.8      1.5       4.0
Equity in net unrealized investment gains (losses)
 from MSA's investment portfolio, before tax (b)        2.4      (.5)      3.2
==============================================================================

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.

     At December 31, 1997 and 1996, Fund American's consolidated retained earnings included $10.9 million and $6.5 million, respectively, of undistributed earnings of MSA.

Investment in Folksamerica

     White Mountains owned 6,920,000 shares of Folksamerica Preferred Stock at December 31, 1997 and 1996. White Mountains owned 1,563,907 shares of Folksamerica Common Stock at December 31, 1997. White Mountains ownership percentage of Folksamerica at December 31, 1997 and 1996 represented 50.0% of the total Folksamerica voting shares outstanding at that time. At December 31, 1997 and 1996, White Mountains also owned ten year Folksamerica Warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for aggregate consideration of $79.4 million. Fund American acquired its investment in Folksamerica Preferred Stock and Folksamerica Warrants on June 19, 1996. White Mountains acquired its investment in Folksamerica Common Stock on November 20, 1997.

     White Mountains' investment in Folksamerica Common Stock is accounted for using the equity method. Fund American's investment in Folksamerica Preferred Stock and Folksamerica Warrants are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income. Dividends earned on the Folksamerica Preferred Stock are recorded as earnings from unconsolidated insurance affiliates on the income statement.

     The following table summarizes financial information for Folksamerica:

--------------------------------------------------------------------------------
Millions                                                          1997      1996
--------------------------------------------------------------------------------
Folksamerica balance sheet data:
Total investments                                              $  926.2   $711.4
Total assets                                                    1,213.6    994.8
Unearned premium reserve                                           96.5     61.5
Loss and loss adjustment expense reserve                          739.1    628.9
Preferred shareholder's equity                                     79.4     79.4
Common shareholders' equity                                       175.6     88.2
Folksamerica income statement data:
Gross premiums written                                         $  251.0   $187.2
Net premiums written                                              232.4    171.9
Net premiums earned                                               238.0    181.4
Net investment income                                              46.7     32.4
Net income                                                         35.9     17.1

--------------------------------------------------------------------------------
Amounts recorded by Fund American:
 Investment in Folksamerica Common Stock                       $   23.5   $   --
 Investment in Folksamerica Preferred Stock                        78.0     77.9
 Investment in Folksamerica Warrants                               24.6      2.2
                                                               --------   ------
Total Investment in Folksamerica                               $  126.1   $ 80.1
                                                               --------   ------
Equity in earnings from Folksamerica Common Stock (a)          $     .9   $   --
Dividends from Folksamerica Preferred Stock (a)                     5.2      2.7
Equity in net unrealized investment gains from
 Folksamerica's investment portfolio, before tax (b)                1.8       --
Unrealized investment gains on Folksamerica Warrants
 and Preferred Stock, before tax (b)                               22.4       .2
================================================================================

(a)  Recorded net of related amortization of goodwill and accretion of discount.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.


     At December 31, 1997 and 1996, Fund American's consolidated retained earnings included $1.0 million and $0 million of undistributed earnings of Folksamerica.

Investment in Murray Lawrence

     At December 31, 1997 White Mountains owned 38,651,270 shares of Murray Lawrence Common Stock which it had acquired on December 8, 1997 for $23.6 million. This represented approximately 15.8% of the total shares of Murray Lawrence Common Stock outstanding at that time. White Mountains' carrying value of the Murray Lawrence investment was equal to its cost of $23.6 million at December 31, 1997.

NOTE 16. Financial Instruments With Off-Balance-Sheet Risk

     Source One utilizes derivative financial instruments in the management of interest rate risk. Source One's use of derivative financial instruments is primarily limited to (i) commitments to extend credit, (ii) mandatory forward commitments and (iii) interest rate floor contracts and principal-only swap agreements. Although SFAS No. 115 requires that these financial instruments be classified as held for trading purposes, Fund American does not consider these investments to be speculative holdings.

     Source One is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit and mandatory forward commitments. Those instruments involve, to varying degrees, elements of credit and market interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of risk Source One has related to the instruments.

     Source One's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit is represented by the contractual notional amount of those commitments. Source One's locked mortgage loan commitments expected to close totalled $284.5 million and $175.7 million at December 31, 1997 and 1996, respectively. Fixed rate commitments result in Source One having market interest rate risk as well as credit risk. Variable rate commitments result primarily in credit risk. The amount of collateral required upon extension of credit is based on management's credit evaluation of the mortgagor and consists of the mortgagor's residential property.

     Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities to hedge the market interest rate risk associated with a substantial portion of the Pipeline that is expected to close and all mortgage loans receivable. At December 31, 1997 and 1996, Source One had $776.8 million and $454.6 million, respectively, of mandatory forward commitments outstanding. If secondary market interest rates decline after Source One commits to an interest rate for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under a related mandatory forward commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold.

     Source One's risk management function closely monitors the Pipeline to determine appropriate forward commitment coverage on a daily basis in order to manage the risk inherent in these off-balance-sheet financial instruments. In addition, the risk management area seeks to reduce counterparty risk by committing to sell mortgage loans only to approved dealers with no dealer having in excess of 20% of current commitments.

     Source One sells loans through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or through institutional investors. Most loans are aggregated in pools of $1.0 million or more which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. Substantially all GNMA securities are sold by Source One without recourse for loss of principal in the event of a subsequent default by the mortgagor due to the FHA and VA insurance underlying such securities. Prior to December 1992, substantially all conventional securities were sold with recourse to Source One, to the extent of insufficient proceeds from private mortgage insurance, foreclosure and other recoveries. Since December 1992 all conventional loans have been sold without recourse to Source One.

     Servicing agreements relating to mortgage-backed securities issued pursuant to programs of GNMA, FNMA or FHLMC require Source One to advance funds to make the required payments to investors in the event of a delinquency by the borrower. Source One expects that it would recover most funds advanced upon cure of default by the borrower or foreclosure. However, funds advanced in connection with VA partially guaranteed loans and certain conventional loans (which are at most partially insured by private mortgage insurers) may not be fully recovered due to potential declines in collateral value. Source One is subject to limited amounts of risk with respect to these loans since the insurer has the option to reimburse the servicer for the lower of fair value of the property or the mortgage loan outstanding, in addition to the VA guarantee on the loan. In addition, most of Source One's servicing agreements for mortgage-backed securities typically require the payment to investors of a full month's interest on each loan although the loan may be paid off (by optional prepayment or foreclosure) other than on a month-end basis. In this instance, Source One is obligated to pay the investor interest at the pass-thru rate from the date of loan payoff through the end of the calendar month without reimbursement.

     At December 31, 1997 and 1996, Source One serviced approximately $5.4 billion and $13.5 billion of GNMA loans (without substantial recourse), respectively, and $2.5 billion and $2.9 billion of conventional loans (with recourse), respectively.

     To cover loan losses that may result from these servicing arrangements and other losses, Source One has provided an allowance for loan losses of $12.8 million and $15.4 million at December 31, 1997 and 1996, respectively. In addition, the valuation allowance for Source One's capitalized servicing asset related to its principal recourse portfolio includes an $8.2 million and $7.3 million reserve for estimated losses at December 31, 1997 and 1996, respectively. Source One's management believes the allowance for loan losses is adequate to cover unreimbursed foreclosure advances and principal losses, including losses on loans with recourse.

     In order to offset changes in the value of Source One's capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of such rights which results from increased prepayment activity, Source One invests in various financial instruments. As interest rates decline, prepayment activity increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instrument increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases while the value of the financial instrument decreases. The financial instruments utilized by Source One include interest rate floor contracts and principal-only swap transactions.

     The interest rate floor contracts derive their value from differences between the floor rate specified in the contract and market interest rates. The floor strike rates range from 4.00% to 6.14%. To the extent that market interest rates increase, the value of the floors declines. However, Source One is not exposed to losses in excess of its initial investment in the floors. The interest rate floor contracts are carried at fair value with unrealized gains and losses recorded in net gain on financial instruments on the consolidated income statements. As of December 31, 1997 and 1996, the carrying value of Source One's open interest rate floor contracts totalled $8.2 million and $4.8 million, respectively, with a total notional principal amount of $.7 billion and $1.0 billion, respectively. The floors have terms ranging from 3 to 5 years.

     The value of the principal-only swaps is determined by changes in the value of referenced principal-only strips. As of December 31, 1997 and 1996, the carrying value of Source One's principal-only swap transactions totalled $12.5 million and $3.2 million, respectively, with an original notional principal amount of $98.1 million and $50.0 million, respectively. The principal-only swaps have remaining terms of 3 to 4 years.

      White Mountains' insurance subsidiaries extend credit to their policyholders in the normal course of business, perform credit evaluations and maintain allowances for potential credit losses. Concentration of credit risk with respect to receivables is limited due to the large number of policyholders and their dispersion across a multi-state area.

NOTE 17.  Fair Value of Financial Instruments

     The estimated fair values of Fund American's financial instruments have been determined by using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value. Therefore, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

Carrying value equals or approximates fair value for common equity securities, fixed maturity investments, derivative instruments, short-term investments, cash, other financial assets and other financial liabilities. For each other class of financial instrument for which it is practicable to estimate fair value, the following methods and assumptions were used to estimate such value:

     Other Investments. For 1997, mortgage loans held for investment were carried at fair value. For 1996, the fair value of mortgage loans held for investment were estimated using quoted market prices for securities backed by similar loans. Fair values of REMICs are estimated using discounted cash flow analyses reflecting interest only strip and LIBOR interest rates, and "Prepayment Speed Assumption" rates, taking into consideration the characteristics of the related collateral. For interest rate floor contracts and principal-only swap transactions, fair value is estimated based on quoted market prices for those or similar investments and equals carrying value. For all other securities classified as other investments, fair values have been determined using quoted market values or internal appraisal techniques.

     Capitalized Excess Mortgage Servicing. Prior to 1997, the fair value of Source One's excess mortgage servicing asset was estimated by computing the anticipated revenue to be received over the life of the related loans based on market consensus prepayment rates, discounted using quoted interest only strip interest rates.

     Mortgage Loans Held for Sale. Fair values are estimated using quoted market prices for securities backed by similar loans.

     Pool Loan Purchases. Fair values are estimated based on discounted cash flow analyses using Source One's short-term incremental borrowing rate, quoted market prices for securities backed by similar loans or actual prices at which the loans were subsequently sold..

     Mortgage Claims Receivable. Fair values are estimated by discounting anticipated future cash flows using Source One's short-term incremental borrowing rate.

     Debt. Fair value is estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices.

     Off-Balance-Sheet Financial Instruments. Fair value for commitments to sell mortgage loans is based on current settlement values for those commitments, net of the face amounts of the commitments. Fair value for commitments to extend credit is based on current quoted market prices for securities backed by similar loans, net of the principal amounts of the commitments.

     The carrying amounts and estimated fair values of Fund American's financial instruments were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                     December 31, 1997            December 31, 1996
                                                             -------------------------     ------------------------
                                                                 Carrying         Fair       Carrying          Fair
Millions                                                           amount        value         amount         value
-------------------------------------------------------------------------------------------------------------------
Financial assets:
Common equity securities                                           $104.2       $104.2         $160.8        $160.8
Fixed maturity investments                                          168.3        168.3          155.4         155.4
Other investments (excluding derivative instruments)                151.1        160.6          168.5         168.4
Derivative instruments:
  Interest rate floor contracts                                       8.2          8.2            4.8           4.8
  Principal-only swaps                                               12.5         12.5            3.2           3.2
Short-term investments                                               62.8         62.8           67.5          67.5
Cash                                                                  7.0          7.0            4.8           4.8
Capitalized excess mortgage servicing (a)                               -            -           38.7          39.6
Mortgage loans held for sale                                        519.3        529.3          314.9         315.9
Pool loan purchases                                                 149.8        150.2          131.5         135.8
Mortgage claims receivable, net (b)                                  35.6         34.9           38.4          37.7
Other financial assets                                               43.4         43.4           35.9          35.9

Financial liabilities:
Short-term debt                                                     571.4        571.4          407.9         407.9
Long-term debt                                                      304.3        326.5          424.2         460.2
Other financial liabilities                                          22.3         22.3           18.3          18.3
Off-balance-sheet financial instruments:
Mandatory forward commitments                                           -          1.6              -           (.2)
Commitments to extend credit expected to close                          -          6.5              -           1.9
===================================================================================================================

(a)  Not applicable for 1997 due to the adoption of SFAS No. 125. See Note 5.

(b) Excludes $5.6 million and $13.1 million of real estate owned in 1997 and 1996, respectively.

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

     Fund American's investments in FSA Options and Preferred Stock, Folksamerica Preferred Stock and Folksamerica Warrants are not presented in the table above. These financial instruments are accounted for under the provisions of SFAS No. 115 and are carried on the balance sheet at fair value. See Note 15.

     The estimated fair value amounts for Fund American's financial instruments have been determined using available market information and valuation methodologies. Such estimates provided herein are not necessarily indicative of the amounts that would be potentially realized in a current market exchange.

NOTE 18. Related Party Transactions

     For corporate travel purposes Fund American jointly owns two short-range aircraft with Haverford Utah, LLC ("Haverford"). Messrs. Jack Byrne, Patrick
M. Byrne, a director of the Company and White Mountains, and Kemp are principals of Haverford. Both aircraft were acquired from unaffiliated third parties during 1996. In exchange for Haverford's 20% ownership interest in the aircraft, Haverford contributed capital equal to 20% of the total initial cost of the aircraft and Haverford bears the full costs of its usage and maintenance of the aircraft pursuant to a Joint Ownership Agreement dated September 16, 1996.

     Prior to the Joint Ownership Agreement, Fund American was a party to a "dry lease" agreement dated January 2, 1995, for the use of aircraft owned by Haverford Transportation Inc. ("HTI") for corporate travel purposes. Messrs. Jack Byrne and Kemp are the sole shareholders of HTI. During 1996 and 1995 Fund American paid HTI a total of $279,739 and $183,563, respectively, pursuant to the dry lease arrangement. The terms of the agreement provided for the use of HTI's aircraft (excluding pilot and fuel) for a fixed hourly charge of $200 for a single engine piston aircraft and $800 to $1,000 for a twin engine turbine aircraft. Based on the Company's experience in operating comparable aircraft, the hourly operating charges incurred pursuant to the HTI dry lease are considered to be representative of the actual hourly costs of operating HTI's aircraft.

     Through December 22, 1993, White River was a wholly-owned subsidiary of the Company. The Company currently owns 1,014,750 White River Shares, or approximately 20.8% of the outstanding White River Shares of which 295,932 shares, or 6.0% of the outstanding White River Shares, have been reserved by Fund American for delivery upon exercise of existing employee stock options. White River had outstanding the $50.0 million Term Note and the $40.0 million Revolver payable to the Company which were repaid on various dates during 1995. Mr. Gordon S. Macklin, a director of the Company, is Chairman, President and Chief

Executive Officer of White River. Mr. Patrick M. Byrne is also a director of White River.

     Mr. Howard Clark, Jr., a director of the Company, is Vice Chairman of Lehman Brothers Inc. Lehman Brothers Inc. has, from time to time, provided various services to Fund American including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

     Mr. Robert P. Cochran, a director of the Company, is Chairman and Chief Executive Officer of FSA. FSA has been retained by Fund American to manage portions of its fixed maturity portfolio.

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

     KPMG Peat Marwick LLP have audited the consolidated financial statements of Fund American as of December 31, 1997 and for the year then ended, and issued their unqualified report thereon dated January 29, 1998, which appears on page F-43. Ernst & Young LLP served as Fund American's independent auditors as of December 31, 1996 and 1995, and for the years then ended, and issued their unqualified report thereon dated March 21, 1997, which appears on page F-45. Coopers & Lybrand L.L.P. served as independent auditors of Valley as of December 31, 1996 and for the year then ended. Their unqualified report thereon, dated February 14, 1997, has been included as an exhibit to this annual report.

     In connection with their audits, the independent auditors provide an objective, independent review and evaluation of the structure of internal controls to the extent they consider necessary. Management reviews all recommendations of the independent auditors concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

     The Audit Committee of the Board, which is comprised solely of non-management directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of Fund American. The Audit Committee, which reports to the full Board, annually reviews the effectiveness of the independent auditors, Fund American's internal auditors and management with respect to the financial reporting process and the adequacy of internal controls. Both the internal auditors and the independent auditors have, at all times, free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee.

K. Thomas Kemp
Director, President
   and Chief Executive Officer


Raymond Barrette
Executive Vice President
   and Chief Financial Officer


 Michael S. Paquette
 Senior Vice President
    and Controller


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fund American Enterprises Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Fund American Enterprises Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated income statement, and consolidated statements of shareholders' equity and cash flows for the year then ended (collectively the "consolidated financial statements"). In connection with our audit of the consolidated financial statements, we also have audited the 1997 financial information in Schedule I Condensed Financial Information of the Registrant (the "financial statement schedule"). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We did not audit the consolidated financial statements of Financial Security Assurance Holdings Ltd. ("FSA") (a 12.1 percent owned equity investee company). The Company's equity investment in FSA at December 31, 1997 was $104.3 million and its equity in earnings of FSA was $11.4 million for the year ended 1997. The consolidated financial statements of FSA were audited by other auditors, Coopers and Lybrand L.L.P., whose report has been furnished to us, and, our opinion, insofar as it relates to the amounts included for FSA is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fund American Enterprises Holdings, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the 1997 information in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP
Hartford, Connecticut
January 29, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fund American Enterprises Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Fund American Enterprises Holdings, Inc., as of December 31, 1996, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedule listed at Item 14(d). Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Valley Group, Inc., a wholly-owned subsidiary, representing substantially all of the Company's consolidated insurance operations, which statements reflect total assets of $288.0 million as of December 31, 1996 and total revenues of $126.9 million for the year then ended, and the consolidated financial statements of Financial Security Assurance Holdings Ltd. ("FSA"), an equity method investee. The Company's equity method investment in FSA represents $92.3 million of assets at December 31, 1996 and its equity in FSA's earnings represents $7.8 million of total revenues for the year then ended. Those statements were audited by other auditors, Coopers and Lybrand L.L.P., whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Valley Group, Inc. and FSA, with respect to the amounts in the preceding sentence, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fund American Enterprises Holdings, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, in 1995 the Company changed its method of accounting for originated mortgage servicing rights.

Ernst & Young LLP
New York, New York
March 21, 1997

                  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Selected quarterly financial data for 1997 and 1996 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

--------------------------------------------------------------------------------------------------------------------
                                             1997 Three Months Ended (a)             1996 Three Months Ended (b)
                                          ----------------------------------     -----------------------------------
Millions, except per share amounts         Dec. 31 Sept. 30 June 30  Mar. 31      Dec. 31 Sept. 30  June 30  Mar. 31
--------------------------------------------------------------------------------------------------------------------
Revenues                                   $  82.8   $ 79.4  $ 70.3    $81.7       $ 72.8    $89.9  $  82.6  $  87.2
Expenses                                      92.8     78.7    82.7     82.0        120.1     81.2     76.9     69.0
                                          --------------------------------------------------------------------------
Pretax operating earnings (loss)             (10.0)      .7   (12.4)     (.3)       (47.3)     8.7      5.7     18.2
 Net realized investment gains (losses)       49.1     21.8    16.2      9.6         10.4     (1.6)     1.4     28.3
                                          --------------------------------------------------------------------------
Pretax earnings (loss)                        39.1     22.5     3.8      9.3        (36.9)     7.1      7.1     46.5
 Income tax provision (benefit)               14.7      7.1     3.2      4.4         (5.8)     3.4      3.6     17.7
                                          --------------------------------------------------------------------------
After tax earnings (loss)                     24.4     15.4      .6      4.9        (31.1)     3.7      3.5     28.8
 Loss on early extinguishment of debt,
 after tax                                      --       --    (6.0)      --           --       --       --       --
                                          --------------------------------------------------------------------------
Net income (loss)                             24.4     15.4    (5.4)     4.9        (31.1)     3.7      3.5     28.8
 Change in net unrealized gains,
 after tax                                   (18.1)    36.3    44.5     (6.4)        36.5     18.5     16.5    (16.9)
                                          --------------------------------------------------------------------------
Comprehensive net income (loss)            $   6.3   $ 51.7  $ 39.1    $(1.5)      $  5.4    $22.2  $  20.0  $  11.9
                                          ==========================================================================

Basic earnings per share:
  After tax earnings (loss)                $  3.89   $ 2.41  $  .09    $ .71       $(4.37)   $ .50  $   .45  $  3.75
  Net income (loss)                           3.89     2.41    (.80)     .71        (4.37)     .50      .45     3.75
  Comprehensive net income (loss)             1.01     8.09    5.82     (.22)         .76     3.05     2.61     1.55
Diluted earnings per share:
  After tax earnings (loss)                   3.50     2.18     .08      .65        (4.37)     .46      .42     3.45
  Net income (loss)                           3.50     2.18    (.73)     .65        (4.37)     .46      .42     3.45
  Comprehensive net income (loss)              .90     7.31    5.29     (.20)         .76     2.79     2.40     1.42
====================================================================================================================

(a) The quarterly amounts for the three month period ended June 30, 1997 include a $9.2 million pretax loss on early extinguishment of Source One's debt which served to decrease second quarter 1997 net income by $6.0 million. The quarterly amounts for the three month period ended December 31, 1997 include $49.1 million of pretax realized investment gains which served to increase fourth quarter 1997 net income by $31.9 million.
(b) The quarterly amounts for the three month period ended March 31, 1996 include a $20.0 million pretax recovery of the valuation allowance for the impairment of Source One's capitalized mortgage servicing rights which served to increase first quarter 1996 net income by $13.0 million. The quarterly amounts for the three month period ended December 31, 1996 include a $32.6 million pretax write-off of all Source One's existing goodwill and certain other intangible assets and $28.4 million of pretax impairment of Source One's capitalized mortgage servicing asset. These two items served to decrease fourth quarter 1996 net income by $48.5 million.


SCHEDULE I

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                              (Parent Company Only)

                            CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                                    December 31,
                                                         -----------------------
Millions                                                       1997         1996
--------------------------------------------------------------------------------
Assets:
   Fixed maturity investments                                $   --     $   46.0
   Common equity securities and other investments              49.2        100.1
   Short-term investments, at amortized cost                    2.3           .3
   Other assets                                                40.4         18.1
   Investments in unconsolidated insurance affiliates            --         27.7
   Investments in consolidated affiliates                     857.8        725.2
                                                         -----------------------
     Total assets                                            $949.7     $  917.4
---------------------------------------------------------=======================
Liabilities:
    Long-term debt with third parties                        $115.6     $  115.4
    Intercompany borrowings                                    30.0           --
    Accounts payable and other liabilities                    130.5        115.0
                                                         -----------------------
     Total liabilities                                        276.1        230.4
Shareholders' equity                                          673.6        687.0
                                                         -----------------------
     Total liabilities and shareholders' equity              $949.7     $  917.4
================================================================================

                           CONDENSED INCOME STATEMENTS

-------------------------------------------------------------------------------
                                                        Year Ended December 31,
                                                  -----------------------------
Millions                                              1997      1996       1995
-------------------------------------------------------------------------------
Revenues                                           $   8.5    $ 11.7    $  28.7

Expenses                                              21.2      15.5       68.9
                                                  -----------------------------
   Pretax operating loss                             (12.7)     (3.8)     (40.2)
Net realized investment gains (losses)                44.2      (3.1)      12.6
                                                  -----------------------------
Pretax earnings (loss)                                31.5      (6.9)     (27.6)
Income tax provision (benefit)                        16.3        .5       (8.7)
                                                  -----------------------------
Parent company only operating income (loss)           15.2      (7.4)     (18.9)
Earnings from consolidated affiliates                 24.1      12.3       37.4
Tax benefit from sale of discontinued operations        --        --       66.0
Loss on early extinguishment of debt, after tax         --        --        (.4)
                                                  -----------------------------
Consolidated net income                            $  39.3    $  4.9    $  84.1
Consolidated change in net unrealized
  investment gains, after tax                         56.3      54.6       18.2
                                                  -----------------------------
Consolidated comprehensive net income              $  95.6    $  59.5   $ 102.3
===============================================================================

SCHEDULE I
(continued)

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                              (Parent Company Only)

                       CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                             -----------------------------
Millions                                                                         1997      1996      1995
----------------------------------------------------------------------------------------------------------
Net income                                                                     $ 39.3    $  4.9    $ 84.1
Charges (credits) to reconcile net income to net cash from operations:
    Net realized investment (gains) losses                                      (44.2)      3.1     (12.6)
    Earnings from consolidated subsidiaries                                     (24.1)    (12.3)    (37.4)
    Undistributed earnings from unconsolidated insurance affiliates               (.4)     (1.1)     (9.0)
    Changes in current income taxes receivable and payable                        5.1      28.4       2.9
    Deferred income tax (benefit) provision                                      (3.7)       .1     (13.5)
    Dividends and return of capital distributions received from subsidiaries       --      65.0     233.3
    Tax benefit from sale of discontinued operations                               --        --     (66.0)
    Compensation expense resulting from warrant extension                          --        --      46.2
    Other, net                                                                    2.4     (15.9)     (3.7)
                                                                             -----------------------------
Net cash (used for) provided from operations                                    (25.6)     72.2     224.3
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in short-term investments                            (2.0)     28.2      34.3
    Sales of investment securities                                              119.4     134.4      45.1
    Purchases of investment securities                                             --    (108.9)    (41.3)
    Investments in consolidated affiliates                                      (12.7)    (25.2)    (77.2)
    Investments in unconsolidated affiliates                                       --     (27.7)    (33.8)
    Purchases of fixed assets                                                      --       (.8)       --
                                                                             -----------------------------
Net cash provided from (used for) investing activities                          104.7        --     (72.9)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchases of common stock retired                                          (103.8)    (66.3)    (65.5)
    Proceeds from issuances of common stock from treasury                          --        --       3.3
    Intercompany borrowings from subsidiaries                                    30.0        --        --
    Repayments of long-term debt                                                   --        --      (7.9)
    Redemption of preferred stock                                                  --        --     (75.0)
    Dividends paid to shareholders                                               (5.3)     (5.9)     (6.4)
                                                                             -----------------------------
Net cash used for financing activities                                          (79.1)    (72.2)   (151.5)
----------------------------------------------------------------------------------------------------------
Net decrease in cash during year                                                   --        --       (.1)
Cash balance at beginning of year                                                  --        --        .1
----------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                    $   --    $   --    $   --
==========================================================================================================