Form 10-Q
period 1998-03-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1998-05-13
CIK 776867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 1998

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

As of May 8, 1998, 5,855,420 shares of Common Stock with a par value of $1.00 per share were outstanding.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                                Table of Contents

PART I.           FINANCIAL INFORMATION                                 Page No.
                                                                        --------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets,
            March 31, 1998 (Unaudited) and December 31, 1997                 3

            Condensed Consolidated Income Statements (Unaudited),
            Three Months Ended March 31, 1998 and 1997                       4

            Condensed Consolidated Statements of Cash Flows (Unaudited),
            Three Months Ended March 31, 1998 and 1997                       5

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                           6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-12


PART II.    OTHER INFORMATION

   Items 1 through 6                                                        13


SIGNATURES                                                                  14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                              March 31,  December 31,
                                                                                 1998        1997
                                                                              ---------   ---------
                                                                                   (Unaudited)
Assets

Fixed maturity investments, at fair value (cost: $166.1 and $165.4)           $  168.5    $  168.3
Common equity securities, at fair value (cost: $81.1 and $64.7)                  154.4       104.2
Other investments (cost: $82.1 and $103.1)                                       127.3       167.9
Short-term investments, at amortized cost (which approximated market value)       55.6        62.8
                                                                              --------    --------
        Total investments                                                        505.8       503.2

Cash                                                                               7.9         7.0
Capitalized mortgage servicing rights, net of accumulated amortization           160.3       181.0
Mortgage loans held for sale                                                     583.3       519.3
Other mortgage origination and servicing assets                                  236.1       191.0
Insurance premiums receivable                                                     57.4        56.1
Reinsurance recoverable on paid and unpaid losses                                  7.9         9.6
Investments in unconsolidated insurance affiliates                               494.8       382.7
Other assets                                                                     199.4       183.0
                                                                              --------    --------
Total Assets                                                                  $2,252.9    $2,032.9
                                                                              ========    ========

Liabilities

Short-term debt                                                               $  669.2    $  571.4
Long-term debt                                                                   354.6       304.3
Unearned insurance premiums                                                       80.3        78.0
Loss and loss adjustment expense reserves                                         74.5        71.9
Accounts payable and other liabilities                                           335.3       289.7
                                                                              --------    --------
        Total liabilities                                                      1,513.9     1,315.3
                                                                              --------    --------

Minority Interest - preferred stock of subsidiary                                 44.0        44.0
                                                                              --------    --------

Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
   issued 30,892,666 and 31,015,463 shares                                        30.9        31.0
Common paid-in surplus                                                           354.5       355.9
Retained earnings                                                              1,001.2     1,008.9
Common stock in treasury, at cost - 25,034,939 shares                           (871.0)     (871.0)
Net unrealized investment gains, after tax                                       179.4       148.8
                                                                              --------    --------
        Total shareholders' equity                                               695.0       673.6
                                                                              --------    --------
Total Liabilities, Minority Interest and Shareholders' Equity                 $2,252.9    $2,032.9
                                                                              ========    ========

            See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     ------------------
                                                                                       1998       1997
                                                                                     -------    -------
Revenues:
   Gross mortgage servicing revenue                                                  $  22.5    $  29.6
   Amortization and impairment of capitalized mortgage servicing                       (14.7)      (9.4)
   Net gain (loss) on financial instruments                                              1.7       (6.1)
                                                                                     -------    -------
      Net mortgage servicing revenue                                                     9.5       14.1
   Net gain on sales of mortgages                                                       16.7        7.9
   Gain (loss) on sale of mortgage servicing rights and assumption of subservicing       8.1       (3.2)
   Other mortgage operations revenue                                                     6.1        4.3
   Earned property and casualty insurance premiums                                      37.5       35.5
   Earnings from unconsolidated insurance affiliates                                     7.5        5.2
   Other insurance operations revenue                                                    2.3        2.5
   Net investment income                                                                22.0       14.6
                                                                                     -------    -------
      Total revenues                                                                   109.7       80.9
                                                                                     -------    -------

Expenses:
   Compensation and benefits                                                            29.9       25.5
   Insurance losses and loss adjustment expenses                                        26.5       24.2
   General expenses                                                                     20.9       19.9
   Interest expense                                                                     18.8       11.6
                                                                                     -------    -------
      Total expenses                                                                    96.1       81.2
                                                                                     -------    -------
Pretax operating earnings (loss)                                                        13.6        (.3)
Net realized investment gains                                                            2.5        9.6
                                                                                     -------    -------
Pretax earnings                                                                         16.1        9.3
Income tax provision                                                                     7.2        4.4
                                                                                     -------    -------
Net income                                                                               8.9        4.9
Change in net unrealized investment gains, after tax                                    30.6       (6.4)
                                                                                     -------    -------
Comprehensive net income (loss)                                                      $  39.5    $  (1.5)
                                                                                     =======    =======

Net income per share:
    Basic                                                                            $  1.50    $   .71
    Diluted                                                                             1.33        .65

Comprehensive net income (loss) per share:
    Basic                                                                            $  6.66    $  (.22)
    Diluted                                                                             5.97       (.20)

            See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                     --------------------
                                                                                       1998        1997
                                                                                     --------    --------
Cash flows from operations:
Net income                                                                           $    8.9    $    4.9
Charges (credits) to reconcile net income to cash flows from operations:
   Undistributed earnings from unconsolidated insurance affiliates                       (5.8)       (3.6)
   Net realized investment gains                                                         (2.5)       (9.6)
   Net unrealized loss on financial instruments                                            .1         5.9
   Mortgage loan production                                                          (2,374.7)     (641.0)
   Mortgage loan sales and amortization                                               2,310.7       706.2
   (Gain) loss on sale of mortgage servicing rights and assumption of subservicing       (8.1)        3.2
   Increase in unearned insurance premiums                                                2.3         3.2
   Increase in insurance premiums receivable                                             (1.3)       (1.7)
   Depreciation and amortization of mortgage servicing assets and other                  16.4        10.9
   Net change in current and deferred income taxes receivable and payable                (4.8)        4.4
   Net change in miscellaneous other assets                                              (1.3)       25.2
   Net change in miscellaneous other liabilities                                        (26.3)       (1.6)
   Other, net                                                                             3.0         4.3
                                                                                     --------    --------
Net cash flows (used for) provided from operating activities                            (83.4)      110.7
                                                                                     --------    --------

Cash flows from investing activities:
   Net decrease in short-term investments                                                 7.2        33.2
   Sales of common equity securities and other investments                                6.9        31.3
   Sales and maturities of fixed maturity investments                                    23.4        16.1
   Purchases of common equity securities and other investments                           (3.0)       (3.0)
   Purchases of fixed maturity investments                                              (26.4)      (24.4)
   Investments in unconsolidated insurance affiliates                                   (70.0)         --
   Net proceeds from sales of mortgage servicing rights                                  43.8        81.2
   Collections on other mortgage origination and servicing assets                        40.1       130.6
   Additions to other mortgage origination and servicing assets                         (19.6)     (186.7)
   Additions to capitalized mortgage servicing rights                                   (53.8)      (35.6)
   Collections on notes receivable                                                        7.0          --
   Net purchases of fixed assets                                                         (1.0)       (1.5)
                                                                                     --------    --------
Net cash flows (used for) provided from investing activities                            (45.4)       41.2
                                                                                     --------    --------

Cash flows from financing activities:
   Net issuances (repayments) of short-term debt                                         98.0      (149.5)
   Issuances of long-term debt                                                           50.0          --
   Purchases of common stock retired                                                    (15.7)       (1.1)
   Cash dividends paid to common shareholders                                            (2.3)       (1.4)
   Other                                                                                  (.3)         --
                                                                                     --------    --------
Net cash provided from (used for) financing activities                                  129.7      (152.0)
                                                                                     --------    --------
Net increase (decrease) in cash during period                                              .9         (.1)

Cash balance at beginning of period                                                       7.0         4.8
                                                                                     --------    --------
Cash balance at end of period                                                        $    7.9    $    4.7
                                                                                     ========    ========
Supplemental cash flows information:
   Interest paid                                                                     $  (17.9)   $   (7.9)
   Net income taxes paid                                                             $  (11.9)   $   (2.8)

            See Notes to Condensed Consolidated Financial Statements

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

The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

Note 2.  Accounting Standards Recently Adopted

Comprehensive Income
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company reports comprehensive net income on its income statement. All prior period income statements have been restated to reflect application of this statement. Additionally, the Company has provided supplemental comprehensive earnings per share computations.

The components of Fund American's change in net unrealized investment gains, after tax, are as follows:

-------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              -----------------
Millions                                                         1998     1997
-------------------------------------------------------------------------------
Net realized investment gains                                  $  2.5   $  9.6
  Income tax expense applicable to net
     realized investment gains                                    (.9)    (3.4)
                                                              -----------------
Net realized investment gains, after tax                       $  1.6   $  6.2
                                                              =================

Net investment gains (losses) arising during the period        $ 49.6   $  (.3)
  Income tax benefit (expense) applicable to net
     investment gains                                           (17.4)      .1
                                                              -----------------
Net investment gains (losses) arising during the period,
  after tax                                                      32.2      (.2)
  Net investment gains reclassed to realized gains for
     investments sold, after tax                                 (1.6)    (6.2)
                                                              -----------------
Change in net unrealized investment gains, after tax           $ 30.6   $ (6.4)
===============================================================================

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

Basic earnings per share amounts are based on the weighted average number of the Company's common stock ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. Potential dilutive Shares include stock options, warrants and preferred stock redeemable for Shares.

The following table outlines the Company's computation of earnings per share for the three months ended March 31, 1998 and 1997:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   March 31,
                                                              -----------------
                                                                1998     1997
--------------------------------------------------------------------------------
Basic earnings per share numerators (in millions):

Net income                                                    $  8.9    $  4.9
                                                              =================
Comprehensive net income                                      $ 39.5    $ (1.5)
--------------------------------------------------------------=================
Diluted earnings per share numerators (in million):

Net income                                                    $  8.9    $  4.9
   After tax dilution to earnings from unconsolidated
      insurance affiliates                                       (.1)       --
                                                              -----------------
Diluted net income                                            $  8.8    $  4.9
                                                              =================
Diluted comprehensive net income (loss)                       $ 39.4    $ (1.5)
--------------------------------------------------------------=================
Earnings per share denominators (in thousands):

Basic earnings per share numerator (average common shares
   outstanding)                                                5,935     6,900
   Dilutive stock options and warrants to acquire common
      stock (a)                                                  670       675
                                                              -----------------
Diluted earnings per share denominator                         6,605     7,575
--------------------------------------------------------------=================
Basic earnings per share (in dollars):

Net income                                                    $ 1.50    $  .71
                                                              =================
Comprehensive net income (loss)                               $ 6.66    $ (.22)
--------------------------------------------------------------=================
Diluted earnings per share and assumed conversions (in dollars):

Net income                                                    $ 1.33    $  .65
                                                              =================
Comprehensive net income (loss)                               $ 5.97    $ (.20)
===============================================================================

(a) Includes the net dilutive effects of: (i) warrants to acquire 1,000,000 Shares at $21.66 per Share at March 31, 1998 and 1997; and (ii) stock options to acquire 2,000 Shares at $24.82 per Share and 3,000 Shares at an average price of $27.41 per Share at March 31, 1998 and 1997, respectively.

Certain Provisions of SFAS No. 125

In December 1996 the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" which deferred the adoption of certain transfer and collateral provisions of SFAS No. 125 to periods beginning after December 31, 1997. The adoption of SFAS No. 127 did not have a material effect on Fund American's current financial position or results of operations.

Note 3.  Derivative Securities

Source One utilizes derivative contracts, consisting of interest rate floor contracts and principal-only swaps, in an attempt to offset the effect on earnings of impairment of its capitalized servicing asset caused by changes in market interest rates. These financial instruments are carried at fair value on the balance sheet with unrealized and realized gains reported as net gains on financial instruments on the income statement. The interest rate contracts derive their value from differences between the floor strike rate specified in the contract and prevailing market interest rates and are not subject to total losses in excess of their original cost. As of March 31, 1998, Source One's open interest rate contracts had a fair value of $7.5 million and had an original cost of $4.7 million. As of March 31, 1998, the open interest rate contracts had a total notional principal amount of $.7 billion and had remaining terms ranging from 2 to 5 years. The principal-only swap transactions derive their value from changes in the value of referenced principal-only securities. As of March 31, 1998, Source One's principal-only swap transactions had a fair value of $13.1 million. Source One's exposure to losses on the principal-only swap transactions is related to changes in the market value of the underlying principal-only securities over the life of the contract. As of March 31, 1998, the open principal-only swap transactions had an original notional principal amount of $98.1 million and had remaining terms of 2 to 4 years.

Item 2. Management's Discussion and Analysis

Results of Operations -- Three-Month Periods Ended March 31, 1998 and 1997

Fund American reported comprehensive net income of $39.5 million, or $5.97 per diluted share, for the three month period ended March 31, 1998, compared to a comprehensive net loss of $1.5 million, or a loss of $.20 per diluted share, for the comparable 1997 period. Excluding changes in after tax net unrealized investment gains, Fund American reported net income of $8.9 million, or $1.33 per diluted share, for the three month period ended March 31, 1998, compared to a net income of $4.9 million, or $.65 per diluted share, for the comparable 1997 period.

Book value per common and common equivalent share increased to $107.87, an increase of $5.68 from the December 31, 1997 book value per share of $102.19.

Consolidated Insurance Operations.

White Mountains' consolidated insurance operations consist of Valley Insurance Companies ("Valley"), a Northwest region property and casualty insurer which writes personal and commercial lines, Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas and Oklahoma, and White Mountains Insurance Company ("WMIC"), a growing New England region property and casualty company which writes commercial lines. Valley had a combined ratio of 103.9% for the 1998 first quarter versus 100.7% for the comparable 1997 period. Valley had $21.0 million of net written premium in the 1998 first quarter, an increase of $3.0 million from the comparable1997 amount. Charter had a combined ratio of 92.3% for the 1998 first quarter versus 95.6% for the comparable 1997 period. Charter had $17.8 million of net written premium in the 1998 first quarter, a decrease of $1.6 million from the comparable 1997 amount. WMIC had $1.1 million of net written premium in the 1998 first quarter, an increase of $.3 million from the comparable 1997 amount.

A summary of White Mountains' consolidated insurance operating results follows:

--------------------------------------------------------------------------------
                                                               Three Months
                                                               Ended March 31,
                                                             -------------------
Dollars in millions                                             1998       1997
                                                             -------------------
    Ending statutory surplus                                 $ 101.7    $  82.6
                                                             ===================

Valley:
    Net written premium                                      $  21.0    $  18.0
    Earned premium                                           $  21.0    $  19.0

    Loss and loss adjustment expense                            69.2%      61.9%
    Underwriting expense                                        34.7%      38.8%
                                                             -------------------
            Combined                                           103.9%     100.7%
                                                             ===================

Charter:
    Net written premium                                      $  17.8    $  19.4
    Earned premium                                           $  15.3    $  15.9

    Loss and loss adjustment expense                            69.7%      73.8%
    Underwriting expense                                        22.6%      21.8%
                                                             -------------------
            Combined                                            92.3%      95.6%
                                                             ===================

White Mountains Insurance Company:
    Net written premium                                      $   1.1    $    .8
    Earned premium                                           $   1.2    $    .6

    Loss and loss adjustment expense                           113.0%     115.8%
    Underwriting expense                                        59.5%      58.7%
                                                             -------------------
            Combined                                           172.5%     174.5%
================================================================================

Valley's first quarter 1998 underwriting results included higher than anticipated storm and fire losses which adversely effected its loss and loss adjustment expense ratio. However, Valley's first quarter 1998 expense ratio improved from that of the comparable 1997 period and its net written premium increased 16.7% to $21.0 million during the period. Charter's first quarter 1998 underwriting results produced a favorable 92.3% combined ratio. However, Charter's net written premium decreased 8.2% to $17.8 million during the 1998 first quarter due to increased competition in the Texas non-standard automobile insurance market. WMIC's underwriting results are not yet considered to be meaningful due to its small and growing book of business.

Unconsolidated Insurance Operations.

The Company's unconsolidated insurance affiliates consist of a 26% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica") and a 50% interest (which was increased from 33% to 50% on March 27, 1998) in Main Street America Holdings, Inc. ("MSA"). Fund American's pretax earnings from these affiliates increased to $7.5 million for the first quarter of 1998, from $5.2 million for the comparable 1997 period. The increase is primarily due to solid operating results at FSA and the December 1997 increase in Fund American's investment in Folksamerica. FSA produced $50.7 million of present value premiums in the 1998 first quarter, compared with $42.4 million for the comparable 1997 period. Since year-end 1997, FSA's market value per share has increased 13.2% to $54.63 at March 31, 1998. Folksamerica's operations performed well despite a continuing highly-competitive reinsurance market. Folksamerica's March 31, 1998 book value per share increased to $15.98 from $15.03 per share at December 31, 1997, an increase of 6.3% for the quarter. MSA's underwriting results for the first quarter of 1998 produced a combined ratio of 100.5% vs. 101.9% for the comparable 1997 period.

Mortgage Banking Operations.

For the 1998 first quarter, Source One reported net income applicable to common stock of $12.2 million versus a loss of $.7 million for the comparable 1997 period. Source One's 1998 first quarter results include $3.1 million of pretax earnings associated with its investment in FSA, the majority of which was contributed to Source One during the second quarter of 1997 to provide additional credit support to Source One's mortgage banking operations.

A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:

-------------------------------------------------------------------------------
                                                                 Three Months
                                                                Ended March 31,
                                                               ----------------
Millions                                                         1998      1997
-------------------------------------------------------------------------------
Mortgage loan servicing portfolio:
    Owned servicing at beginning of period                    $11,627  $ 26,410
    Retail mortgage loan production                               687       268
    Wholesale mortgage loan production                          1,688       373
    Regular payoffs                                              (489)     (424)
    Sales of servicing and other                               (3,743)  (17,361)
                                                              -----------------
    Servicing portfolio owned                                   9,770     9,266
    Subservicing portfolio                                     14,032    19,585
-------------------------------------------------------------------------------
    Total mortgage loan servicing portfolio                   $23,802  $ 28,851
===============================================================================

The increase in mortgage loan production and payoffs for the 1998 first quarter versus the comparable 1997 period reflects lower market interest rates and a corresponding increase in refinancing activity.

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:

-----------------------------------------------------------------------------------
                                            Total loans (a)        Owned loans
                                         ------------------------------------------
                                         March 31,   Dec. 31,  March 31,   Dec. 31,
Ending mortgage loan servicing portfolio      1998       1997       1998       1997
-------------------------------------------------------------  ---------------------
  Principal balance (millions)             $23,802    $26,546    $ 9,770    $11,627
  Number of loans                          384,358    438,261    142,496    184,289
  Weighted average interest rate              8.28%      8.45%      8.12%      8.52%
  Percent delinquent (includes loans in
    process of foreclosure)                   6.44%      7.53%      7.26%      8.40%
====================================================================================

(a) Includes mortgage loans subserviced for others.

Source One's gross mortgage servicing revenue decreased to $22.5 million during the 1998 first quarter from $29.6 million for the comparable 1997 period. The decrease in gross mortgage servicing revenue during the 1998 period is primarily the result of a significant sale of Source One's servicing rights during the 1997 first quarter as further described below. Net mortgage servicing revenue for the 1998 first quarter includes $1.7 million of pretax net gains on financial instruments versus $1.5 million of impairment. Net servicing revenue for the 1997 first quarter was reduced by $6.1 million in pretax net losses on financial instruments versus $6.4 million of impairment recoveries.

During the 1998 first quarter, Source One sold the rights to service $3.5 billion of non-recourse mortgage loans for $76.1 million. The 1998 servicing sales and adjustments to prior servicing sales resulted in an $8.1 million gain on sale of mortgage servicing. During the 1997 first quarter, Source One sold the rights to service $17.0 billion of non-recourse mortgage loans for $266.9 million. In connection with the 1997 servicing sale, Source One recorded a $3.2 million pretax loss in the 1997 first quarter and continues to subservice these mortgage loans pursuant to a subservicing agreement.

Net gain on sales of mortgages increased to $16.7 million for the 1998 first quarter from $7.9 million for the comparable 1997 period. The increase primarily reflects greater mortgage loan sales volumes experienced during the 1998 first quarter versus the comparable 1997 period.

Investment Operations.

Net investment income totalled $22.0 million for the1998 first quarter versus $14.6 million for the comparable 1997 period. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One (gross of related interest expense on short-term borrowings used to finance such loans), interest income associated with the fixed maturity investments of its consolidated insurance operations and dividend income from its common equity securities and other investments. The significant increase in net investment income during the first quarter of 1998 is primarily the result of strong mortgage loan originations by Source One during the period.

Total net investment gains and losses, before tax, were as follows:

-------------------------------------------------------------------------------
                                                                Three Months
                                                                Ended March 31,
                                                             ------------------
Millions                                                        1998       1997
-------------------------------------------------------------------------------
Net realized investment gains                                 $  2.5    $  9.6
Net unrealized gains from investment securities                 10.9     (11.1)
Net unrealized gains from investments in unconsolidated
   insurance affiliates                                         36.2       1.2
                                                             ------------------
Total net investment gains (losses) arising during the
   period, before tax                                         $ 49.6    $  (.3)
===============================================================================

The 1997 first quarter includes $9.6 million of pretax realized gains resulting principally from the sale of the majority of the Company's holdings of the common stock of Veritas DGC Inc. No noteworthy investment sales occurred during the comparable 1998 period.

Expenses and Income Taxes.

Compensation and benefits totalled $29.9 million for the 1998 first quarter versus $25.5 million for the comparable 1997 period. The increase is primarily a result of higher mortgage loan production volumes experienced by Source One during the 1998 first quarter versus the 1997 comparable period.

Insurance losses and loss adjustment expenses totalled $26.5 million for the 1998 first quarter versus $24.2 million for the comparable 1997 period due primarily to a comparable increase in earned property and casualty insurance premiums during the period.

Interest expense totalled $18.8 million for the1998 first quarter versus $11.6 million for the comparable 1997 period. The increase in interest expense from 1997 to 1998 primarily reflects an increase in average indebtedness outstanding at Source One which is mainly driven by mortgage loan production.

The income tax provision for the first quarter of 1998 and 1997 includes $2.8 million and $1.6 million, respectively, of state income tax expenses and tax reserve adjustments. Excluding these amounts, Fund American's effective Federal income tax rate for the first quarter of 1998 and 1997 was 27.4% and 30.6%, respectively.

Liquidity and Capital Resources

Parent Company. In connection with Source One's February 1997 sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made certain collection, payment and performance guarantees to the buyer for a period of no more than ten years. The aggregate amount of the Company's guaranty is initially limited to $20.0 million and is expected to amortize down to $15.0 million.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains. On March 27, 1998, upon receipt of state and federal regulatory approvals, White Mountains increased its ownership of MSA from 33% to 50%. As a result of the transaction, MSA now shares in 60% of the insurance operations of National Grange Mutual Insurance Company of Keene, New Hampshire and holds certain insurance, reinsurance and financial services subsidiaries. The aggregate purchase paid by White Mountains to purchase its additional investment in MSA was $70.0 million, subject to certain purchase price adjustments. The purchase price for White Mountains' additional investment in MSA was paid with $50.0 million in borrowings under White Mountains' credit facility and proceeds from sales of short-term investments.

Source One. During the 1997 first quarter, Fund American contributed net assets totalling $40.5 million to Source One consisting of $12.7 million of cash and 1,000,000 shares of the common stock of FSA. The capital infusion, which was part of a restructuring plan concluded during the 1997 second quarter, was undertaken to improve Source One's debt ratings and reduce Source One's borrowing costs.

As a result of the 1997 capital infusions, White Mountains currently owns 97% of the outstanding common stock of Source One and the Company owns the remaining 3%. During the 1998 first quarter, Source One declared and paid a $25.0 million cash dividend to its common shareholders.

Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

Year 2000 Status.

The Company and its consolidated affiliates are currently expected to be year 2000 compliant by the third quarter of 1998. Fund American has been identifying, modifying and testing its internal systems and controls that will be impacted by the year 2000 issue. Fund American estimates that its total pretax cost of becoming internally year 2000 compliant, excluding its unconsolidated insurance affiliates, is approximately $2.5 million of which approximately $1.7 million has been expensed as of March 31, 1998. These figures do not include the cost of normal software replacements and upgrades.

Fund American has also been closely monitoring the year 2000 issues of its third party constituents (e.g. customers, suppliers, reinsurers, creditors, borrowers...) and of its unconsolidated insurance affiliates. Based on preliminary determinations, it is not expected that Fund American will be materially adversely affected by its third party constituents. This determination has been made as a result of an extensive interview process which requests that constituents demonstrate an ability to become year 2000 compliant on a timely basis. For those constituents who are deemed to be unlikely to remedy their own year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties. All of Fund American's unconsolidated insurance affiliates are expected to be internally year 2000 compliant by the fourth quarter of 1998 and each affiliate is in the process of determining its third party exposures in a similar manner to that of Fund American. Fund American's portion of the total cost of the year 2000 issue for its unconsolidated insurance affiliates are not expected to be material.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

                 11 - Statement Re Computation of Per Share Earnings*
            ** 27.1 - Financial Data Schedule for the three-month period ending March 31, 1998
            ** 27.2 - Restated Financial Data Schedule for the three-month period ending March 31, 1997

        (b) Reports on Form 8-K

            In a Form 8-K dated March 27, 1998, the Company announced that White Mountains had increased its ownership of MSA from 33% to 50%. MSA currently shares in 60% of the insurance operations of National Grange Mutual Insurance Company of Keene, New Hampshire and holds certain insurance, reinsurance and financial services subsidiaries. The aggregate purchase paid by White Mountains to purchase its additional investment in MSA was $70.1 million, subject to certain purchase price adjustments.

* Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Condensed Consolidated Financial Statements.
**    Filed herewith.

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


                                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                    ----------------------------------------
                                    (Registrant)


Date: May 13, 1998                        By: /s/____________________________
                                          Michael S.  Paquette
                                          Senior Vice President and Controller