Form 10-Q
period 1998-06-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1998-08-13
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1998

                                       OR

          /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from______ to_______

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

    Yes    X      No
        -------      -------

As of August 13, 1998, 5,842,266 shares of Common Stock with a par value of $1.00 per share were outstanding.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                           Page No.
                                                                            ---------
    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets,
            June 30, 1998 (Unaudited), and December 31, 1997                   3

            Condensed Consolidated Income Statements (Unaudited),
            Three Months and Six Months Ended June 30, 1998 and 1997           4

            Condensed Consolidated Statements of Cash Flows (Unaudited),
            Six Months Ended June 30, 1998 and 1997                            5

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                             6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-13

PART II.    OTHER INFORMATION

    Items 1 through 6                                                         14

SIGNATURES                                                                    15


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)


                                                                                         June 30,              December 31,
                                                                                           1998                   1997
                                                                                   -------------------      -------------------
                                                                                        (Unaudited)
Assets

Fixed maturity investments, at fair value (cost: $170.6 and $165.4)                $       173.9             $     168.3
Common equity securities, at fair value (cost: $83.6 and $64.7)                            153.0                   104.2
Other investments (cost: $62.4 and $100.2)                                                 109.3                   167.9
Short-term investments, at amortized cost (which approximated market value)                 30.5                    62.8
                                                                                   --------------            ------------
 Total investments                                                                         466.7                   503.2

Cash                                                                                         4.3                     7.0
Capitalized mortgage servicing rights, net of accumulated amortization                     204.4                   181.0
Mortgage loans held for sale                                                               568.2                   519.3
Other mortgage origination and servicing assets                                            193.2                   191.0
Insurance premiums receivable                                                               56.7                    56.1
Reinsurance recoverable on paid and unpaid losses                                            8.1                     9.6
Investments in unconsolidated insurance affiliates                                         523.4                   382.7
Other assets                                                                               187.3                   183.0
                                                                                   --------------            ------------
Total Assets                                                                       $     2,212.3             $   2,032.9
                                                                                   --------------            ------------
                                                                                   --------------            ------------
Liabilities

Short-term debt                                                                    $       601.7             $     571.4
Long-term debt                                                                             304.8                   304.3
Unearned insurance premiums                                                                 80.2                    78.0
Loss and loss adjustment expense reserves                                                   77.6                    71.9
Accounts payable and other liabilities                                                     392.5                   289.7
                                                                                   --------------            ------------
 Total liabilities                                                                       1,456.8                 1,315.3
                                                                                   --------------            ------------
Minority Interest - preferred stock of subsidiary                                           44.0                    44.0
                                                                                   --------------            ------------
Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
 issued 30,882,077 and 31,015,463 shares                                                    30.9                    31.0
Common paid-in surplus                                                                     354.4                   355.9
Retained earnings                                                                        1,004.0                 1,008.9
Common stock in treasury, at cost - 25,034,939 shares                                     (871.0)                 (871.0)
Net unrealized investment gains, after tax                                                 193.2                   148.8
                                                                                   --------------            ------------
 Total shareholders' equity                                                                711.5                   673.6
                                                                                   --------------            ------------
Total Liabilities, Minority Interest and Shareholders' Equity                      $     2,212.3             $   2,032.9
                                                                                   --------------            ------------
                                                                                   --------------            ------------


FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)


                                                           Three Months Ended    Six Months Ended   Three Months Ended
                                                           ------------------    ----------------   ------------------
                                                                June 30,             June 30,            March 31,
                                                            1998        1997     1998       1997      1998      1997
                                                          ---------   --------  --------  -------    -------  --------
Revenues:
 Gross mortgage servicing revenue                         $  18.6     $  19.0   $  41.1   $  48.6    $  22.5   $ 29.6
 Amortization and impairment of capitalized
  mortgage servicing                                        (14.7)      (16.4)    (29.4)    (25.8)     (14.7)    (9.4)
 Net gain (loss) on financial instruments                     3.8         4.4       5.5      (1.7)       1.7     (6.1)
                                                          ---------   --------  --------  -------    -------  --------
  Net mortgage servicing revenue                              7.7         7.0      17.2      21.1        9.5     14.1

  Net gain on sales of mortgages                             25.5         1.4      42.2       9.3       16.7      7.9
  Gain (loss) on sales of mortgage servicing and
   assumption of subservicing                                  .9        (1.1)      9.0      (4.3)       8.1     (3.2)
  Other mortgage operations revenue                           7.6         4.7      13.7       9.0        6.1      4.3

  Earned property and casualty insurance premiums            41.2        35.8      78.7      71.3       37.5     35.5
  Earnings from unconsolidated insurance affiliates           7.7         4.6      15.2       9.8        7.5      5.2
  Other insurance operations revenue                          1.9         2.0       4.2       4.5        2.3      2.5
  Net investment income                                      25.1        15.1      47.1      29.7       22.0     14.6
                                                          ---------   --------  --------  -------    -------  --------
   Total revenues                                           117.6        69.5     227.3     150.4      109.7     80.9
                                                          ---------   --------  --------  -------    -------  --------
Expenses:
 Compensation and benefits                                   33.1        24.9      63.0      50.4       29.9     25.5
 Insurance losses and loss adjustment expenses               28.1        24.1      54.6      48.3       26.5     24.2
 General expenses                                            24.1        21.1      45.0      41.0       20.9     19.9
 Interest expense                                            22.4        11.8      41.2      23.4       18.8     11.6
                                                          ---------   --------  --------  -------    -------  --------
  Total expenses                                            107.7        81.9     203.8     163.1       96.1     81.2
                                                          ---------   --------  --------  -------    -------  --------
Pretax operating earnings (loss)                              9.9       (12.4)     23.5     (12.7)      13.6      (.3)
                                                          ---------   --------  --------  -------    -------  --------
Net realized investment gains                                 1.7        16.2       4.2      25.8        2.5      9.6
                                                          ---------   --------  --------  -------    -------  --------
Pretax earnings                                              11.6         3.8      27.7      13.1       16.1      9.3
Income tax provision                                          5.0         3.2      12.2       7.6        7.2      4.4
                                                          ---------   --------  --------  -------    -------  --------
After tax earnings                                            6.6          .6      15.5       5.5        8.9      4.9

Loss on early extinguishment of debt                            -        (6.0)        -      (6.0)       0.0      0.0
                                                          ---------   --------  --------  -------    -------  --------
Net income (loss)                                             6.6        (5.4)     15.5       (.5)       8.9      4.9

Change in net unrealized investment gains, after tax         13.8        44.5      44.4       38.1      30.6     (6.4)
                                                          ---------   --------  --------  -------    -------  --------
Comprehensive net income                                  $  20.4     $  39.1   $  59.9   $   37.6    $ 39.5   $ (1.5)
                                                          ---------   --------  --------  -------    -------  --------
                                                          ---------   --------  --------  -------    -------  --------
Basic earnings per share:
 After tax earnings                                       $  1.13     $   .09  $   2.63   $    .81
 Net income (loss)                                           1.13        (.80)     2.63       (.07)
 Comprehensive net income                                    3.48        5.82     10.16       5.53

Diluted earnings per share:
 After tax earnings                                       $  1.00     $   .08  $   2.33  $     .74
 Net income (loss)                                           1.00        (.73)     2.33       (.06)
 Comprehensive net income                                    3.11        5.29      9.10       5.03


            See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(millions)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      --------------------
                                                                                       1998         1997
                                                                                      --------     -------
Cash flows from operations:
Net income (loss)                                                                 $     15.5    $     (.5)
Charges (credits) to reconcile net income to cash flows from operations:
    Undistributed earnings from unconsolidated insurance affiliates                    (11.5)        (6.6)
    Net realized investment gains                                                       (4.2)       (24.2)
    Net unrealized loss on financial instruments                                          .3          1.3
    Mortgage loan production                                                        (5,219.0)    (1,467.7)
    Mortgage loan sales and amortization                                             5,170.1      1,581.2
    (Gain) loss on sale of mortgage servicing rights and assumption
      of subservicing                                                                   (9.0)         4.3
    Increase in unearned insurance premiums                                              2.2          2.9
    Increase in insurance premiums receivable                                            (.6)        (2.7)
    Depreciation and amortization of mortgage servicing assets and other                33.0         27.6
    Net change in current and deferred income taxes receivable and payable               4.8          5.7
    Net change in miscellaneous other assets                                              .4         30.7
    Net change in accounts payable and other liabilities                                79.4          3.4
    Other, net                                                                           6.9         21.3
                                                                                    ---------    ---------

Net cash flows provided from operating activities                                       68.3        176.7
                                                                                    ---------    ---------
                                                                                    ---------    ---------


Cash flows from investing activities:
    Net decrease in short-term investments                                              32.3         23.0
    Sales of common equity securities and other investments                             38.7         46.0
    Sales and maturities of fixed maturity investments                                  34.9         44.1
    Purchases of common equity securities and other investments                        (14.1)       (23.5)
    Purchases of fixed maturity investments                                            (42.1)       (41.2)
    Investments in unconsolidated insurance affiliates                                 (70.3)           -
    Net proceeds from sales of mortgage servicing rights                                63.8        226.5
    Collections on other mortgage origination and servicing assets                     134.8        177.0
    Additions to other mortgage origination and servicing assets                      (139.9)      (218.5)
    Additions to capitalized mortgage servicing rights                                (122.1)       (61.1)
    Collections on notes receivable                                                      7.0            -
    Net purchases of fixed assets                                                       (2.3)         (.3)
                                                                                   ---------    ---------

Net cash flows (used for) provided from investing activities                           (79.3)       172.0
                                                                                   ---------    ---------
                                                                                   ---------    ---------

Cash flows from financing activities:
    Net issuances (repayments) of short-term debt                                       30.3       (166.0)
    Issuances of long-term debt                                                         50.0            -
    Repayments of long-term debt                                                       (50.1)      (129.9)
    Purchases of common stock retired                                                  (17.2)       (51.8)
    Cash dividends paid to common shareholders                                          (4.7)        (2.7)
                                                                                   ---------    ---------


Net cash provided from (used for) financing activities                                   8.3       (350.4)
                                                                                   ---------    ---------


Net decrease in cash during period                                                      (2.7)        (1.7)

Cash balance at beginning of period                                                      7.0          4.8
                                                                                   ---------    ---------

Cash balance at end of period                                                     $      4.3    $     3.1
                                                                                  ----------    ---------
                                                                                  ----------    ---------

Supplemental cash flows information:
    Interest paid                                                                 $    (41.2)   $   (25.6)
    Net income taxes paid                                                         $     (7.6)   $    (7.3)


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

Note 2. Derivative Securities

Source One utilizes derivative contracts, consisting of interest rate floor contracts and principal- only swaps, in an attempt to offset the effect on earnings of impairment of its capitalized servicing asset caused by changes in market interest rates. These financial instruments are carried at fair value on the balance sheet with unrealized and realized gains reported as net gains on financial instruments on the income statement.

The interest rate contracts derive their value from differences between the floor strike rate specified in the contract and prevailing market interest rates and are not subject to total losses in excess of their original cost. As of June 30, 1998, Source One's open interest rate contracts had a fair value of $2.3 million and had an original cost of $2.5 million. As of June 30, 1998, the open interest rate contracts had a total notional principal amount of $.4 billion and had remaining terms ranging from 4.5 to 5 years. As of June 30, 1997, Source One's open interest rate contracts with a total notional value of $1.1 billion had a fair value of $2.4 million and had an original cost of $5.4 million.

The principal-only swap transactions derive their value from changes in the value of referenced principal-only securities. As of June 30, 1998, Source One's open principal-only swap transactions had a fair value of $2.5 million. Source One's exposure to losses on the principal-only swap transactions is related to changes in the market value of the underlying principal-only securities over the life of the contract. As of June 30, 1998, the open principal-only swap transactions had an original notional principal amount of $74.1 million and had remaining terms of 2.5 to 5 years. As of June 30, 1997, Source One's open principal-only swap transactions with an original notional principal amount of $98.1 million had a fair value of $4.3 million.

Note 3. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of the Company's common stock ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. Potential dilutive Shares include stock options and warrants. The following table outlines the Company's computation of earnings per share for the three and six-months ended June 30, 1998 and 1997:


                                                                           Three Months             Six Months
                                                                          Ended June 30,          Ended June 30,
                                                                        ------------------------------------------
                                                                          1998     1997         1998       1997
                                                                          -----    ----         ----       ----
Basic earnings per share numerators (in millions):
After tax earnings                                                      $ 6.6    $    .6       $ 15.5    $   5.5
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Net income (loss)                                                       $ 6.6    $  (5.4)      $ 15.5    $   (.5)
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Comprehensive net income                                               $ 20.4    $  39.1       $ 59.9    $  37.6
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Diluted earnings per share numerators (in million):
After tax earnings                                                      $ 6.6    $    .6       $ 15.5    $   5.5
   After tax dilution to earnings from unconsolidated insurance
affiliates                                                                (.1)         -          (.2)         -
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Diluted after tax earnings                                              $ 6.5    $    .6       $ 15.3    $   5.5
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Diluted net income (loss)                                               $ 6.5    $  (5.4)      $ 15.3    $   (.5)
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Diluted comprehensive net income (loss)                                $ 20.3    $  39.1       $ 59.7    $  37.6
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Earnings per share denominators (in thousands):
Basic earnings per share numerator (average common shares               5,854      6,727        5,894      6,813
outstanding)
   Dilutive stock options and warrants to acquire common stock (a)        668        675          669        675
                                                                        -------  --------      -------   --------
Diluted earnings per share denominator                                  6,522      7,402        6,563      7,488
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Basic earnings per share (in dollars):
After tax earnings                                                     $ 1.13    $   .09       $ 2.63    $   .81
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Net income (loss)                                                      $ 1.13    $  (.80)      $ 2.63    $  (.07)
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Comprehensive net income                                               $ 3.48    $  5.82       $10.16    $  5.53
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Diluted earnings per share and assumed conversions (in dollars):
After tax earnings                                                     $ 1.00    $   .08       $ 2.33    $   .74
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Net income (loss)                                                      $ 1.00    $  (.73)      $ 2.33    $  (.06)
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------
Comprehensive net income                                               $ 3.11    $  5.29       $ 9.10    $  5.03
                                                                        -------  --------      -------   --------
                                                                        -------  --------      -------   --------


(a) Includes the net dilutive effects for each period presented of warrants to acquire 1,000,000 Shares at $21.66 per Share and stock options to acquire 2,000 Shares at $24.82 per Share.

Note 4.  Accounting Standards Recently Adopted and Issued

In December 1996 the Financial Accounting Standards Board ("the FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" which deferred the adoption of certain transfer and collateral provisions of SFAS No. 125 to periods beginning after December 31, 1997. The adoption of SFAS No. 127, did not have a material effect on Fund American's current financial position or results of operations.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000 with earlier adoption permitted. The adoption of SFAS No. 133, is not expected to have a material effect on Fund American's financial position or results of operations.

Note 5.  Subsequent Events

On July 10, 1998 Fund American sold all its holdings (1,014,250 common shares) of White River Corporation ("White River") to a third party for cash proceeds of $92.1 million. The total cash received by Fund American included the sales proceeds associated with shares which were being held for delivery upon the exercise of existing employee stock options (295,432 common shares). Fund American's net liability to option holders as of the sale date totalled $17.8 million of which $.1 million was immediately paid in cash and the balance has been deferred pursuant to the Company's nonqualified retirement plan. Fund American's realized gain associated with the sale of its holdings of White River will be recorded during the 1998 third quarter.

Pursuant to a Stock Purchase Agreement dated July 1, 1998, Fund American has agreed to acquire the remaining 50% of Folksamerica that it does not currently own at an estimated purchase price of $169.1 million plus the assumption of $55.6 million of Folksamerica's existing indebtedness. The purchase price for Fund American's additional investment in Folksamerica is expected to be paid using $50.0 million in borrowings under Fund American's credit facility and with proceeds from sales of short-term investments. The transaction is expected to occur in mid- August at which time Folksamerica will become a wholly-owned subsidiary of Fund American.


Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS -- THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
AND 1997

Fund American reported comprehensive net income of $59.9 million, or $9.10 per diluted share, for the six months ended June 30, 1998, compared to comprehensive net income of $37.6 million, or $5.03 per diluted share, for the comparable 1997 period. For the 1998 second quarter Fund American reported comprehensive net income of $20.4 million, or $3.11 per diluted share, versus comprehensive net income of $39.1 million, or $5.29 per diluted share, in the 1997 second quarter. Book value per common and common equivalent share increased to $111.10 at June 30, 1998, an increase of $8.91 from the December 31, 1997 book value per share of $102.19.

Consolidated Insurance Operations. Fund American's consolidated insurance operations consist of Valley Insurance Companies ("Valley"), a Northwest region property and casualty insurer which writes personal and commercial lines, Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas and Oklahoma, and White Mountains Insurance Company ("WMIC"), a growing Northeast region property and casualty company which writes commercial lines. Valley had a combined ratio of 102.6% for the 1998 first half versus 99.9% for the comparable 1997 period. Valley had $46.6 million of net written premium in the 1998 first half, an increase of $6.5 million from the comparable1997 amount. Charter had a combined ratio of 94.4% for the 1998 first half versus 95.4% for the comparable 1997 period. Charter had $31.6 million of net written premium in the 1998 first half, a decrease of $.4 million from the comparable 1997 amount. WMIC had $2.8 million of net written premium in the 1998 first half, an increase of $1.1 million from the comparable 1997 amount. A summary of White Mountains' consolidated insurance operating results follows:


                                                                             Three Months           Six Months
                                                                            Ended June 30,        Ended June 30,
                                                                        -------------------------------------------
Dollars in millions                                                            1998      1997     1998       1997
-------------------                                                            ----      ----     ----       ----
    Ending statutory surplus                                                                   $ 105.4    $  89.7

Valley:
    Net written premium                                                  $     25.6  $   22.0  $  46.6    $  40.1
    Earned premium                                                       $     24.3  $   19.5  $  45.3    $  38.6

    Loss and loss adjustment expense                                           67.3%     65.4%    68.2%      63.8%
    Underwriting expense                                                       34.2%     33.8%    34.4%      36.1%
                                                                         ----------- --------- --------   --------
            Combined                                                          101.5%     99.2%   102.6%      99.9%
                                                                         ----------- --------- --------   --------
                                                                         ----------- --------- --------   --------
Charter:
    Net written premium                                                  $     13.7  $   12.7  $  31.6    $  32.0
    Earned premium                                                       $     15.6  $   15.6  $  30.9    $  31.5

    Loss and loss adjustment expense                                           70.0%     69.8%    69.9%      71.9%
    Underwriting expense                                                       27.0%     26.3%    24.5%      23.5%
                                                                         ----------- --------- --------   --------
            Combined                                                           97.0%     96.1%    94.4%      95.4%
                                                                         ----------- --------- --------   --------
                                                                         ----------- --------- --------   --------
White Mountains Insurance Company:
    Net written premium                                                  $      1.7  $    1.0  $    2.8   $     1.7
    Earned premium                                                       $      1.3  $     .7  $    2.5   $     1.2

    Loss and loss adjustment expense                                          61.1%     77.5%     85.4%       95.3%
    Underwriting expense                                                      50.5%     62.1%     54.1%       60.6%
                                                                         ----------- --------- --------   --------
            Combined                                                         111.6%    139.6%     39.5%      155.9%
                                                                         ----------- --------- --------   --------
                                                                         ----------- --------- --------   --------


Valley's underwriting results for the 1998 first half include higher than anticipated storm and fire losses which occurred during the first quarter of 1998. However, Valley's 1998 second quarter combined ratio improved by 2.4 points versus that of the 1998 first quarter and written premiums for the 1998 second quarter increased 21.9% over that of the 1998 first quarter. Charter's underwriting results for the 1998 first half produced a favorable combined ratio but its written premiums for the second quarter of 1998 were 23.5% less than that of the 1998 first quarter due to increased competition in the Texas non-standard automobile insurance market. WMIC's underwriting results are not yet considered to be meaningful due to its small and growing book of business.

The combined statutory surplus of Fund American's consolidated insurance subsidiaries increased 17.5% to $105.4 million from June 30, 1997 to June 30, 1998 due principally to: (i) unrealized gains in the common stock investment portfolios of these insurance companies, and (ii) overall satisfactory underwriting results.

Unconsolidated Insurance Operations. Fund American's unconsolidated insurance affiliates consist of a 26% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), a 50% interest in Folksamerica Holding Company, Inc. ("Folksamerica") and a 50% interest in Main Street America Holdings, Inc. ("MSA"), an affiliate of National Grange Mutual Insurance Company ("NGM"). Fund American's pretax earnings from these affiliates increased to $15.2 million for the first half of 1998, from $9.8 million for the comparable 1997 period. The increase is primarily due to solid operating results at FSA and recent increases in Fund American's investments in Folksamerica (December 1997) and MSA (March
1998). FSA produced $158.0 million of present value premiums in the 1998 first half, compared with $129.7 million for the comparable 1997 period. Since year-end 1997, FSA's market value per share has increased nearly 22% to $58.75 at June 30, 1998. Folksamerica's operations also performed well despite a continuing highly- competitive reinsurance market. Folksamerica's annualized return on equity is 24.5% for the 1998 year-to-date period, however, its premium growth has come almost entirely from acquisitions. MSA's reported underwriting results for the first half of 1998 produced a combined ratio of 101.3% vs. 103.3% for the comparable 1997 period. MSA's reported combined ratio for 1998 is more favorable than NGM's due to the change in its pooling arrangement resulting from an increase in Fund American's ownership of MSA during the 1998 first quarter. See "Liquidity and Capital Resources - White Mountains and subsidiaries".

In addition to recording equity in earnings from its investments in the common stock of unconsolidated insurance affiliates, Fund American also records net unrealized investment gains and losses as a result of changes in the value of its options and convertible securities to acquire the common stock of certain of its unconsolidated insurance affiliates and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. See "Investment Operations".

Mortgage Banking Operations. For the 1998 first half Source One reported net income applicable to common stock of $21.8 million versus a loss of $13.9 million for the comparable 1997 period. For the 1998 second quarter Source One reported net income applicable to common stock of $9.6 million versus a loss of $13.2 million for the comparable 1997 period. Source One's 1997 first half and second quarter results include the negative effects of the following non-recurring charges: (i) a $6.0 million after tax loss on the early retirement of debt, (ii) a $2.0 million after tax charge related to mortgage loans held for investment, and (iii) $1.1 million of after tax restructuring charges.

A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:


                                                                              Three Months           Six Months
                                                                             Ended June 30,        Ended June 30,
                                                                          --------------------------------------------
Millions                                                                       1998      1997       1998        1997
--------                                                                 ----------   --------  ---------   ---------
Mortgage loan servicing portfolio:
    Owned servicing at beginning of period                                $   9,770   $  9,266  $  11,627   $  26,410
    Retail mortgage loan production                                             751        325      1,438         593
    Wholesale mortgage loan production                                        2,093        502      3,781         875
    Regular payoffs                                                            (320)      (219)      (809)       (643)
    Sales of servicing and other                                               (764)      (223)    (4,507)    (17,584)
                                                                         ----------   --------  ---------   ---------
    Servicing portfolio owned                                                11,530      9,651     11,530       9,651
    Subservicing portfolio                                                   13,320     18,932     13,320      18,932
                                                                         ----------   --------  ---------   ---------
                                                                         ----------   --------  ---------   ---------
    Total mortgage loan servicing portfolio                               $  24,850  $  28,583  $  24,850   $  28,583
                                                                         ----------   --------  ---------   ---------
                                                                         ----------   --------  ---------   ---------


The increase in mortgage loan production and payoffs for the 1998 periods versus the comparable 1997 periods reflects lower market interest rates and a corresponding increase in refinancing activity.

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:


                                                                      Total loans (a)             Owned loans
                                                                     --------------------    ----------------------
                                                                     June 30,    Dec. 31,    June 30,      Dec. 31,
Ending mortgage loan servicing portfolio                                 1998        1997        1998          1997
----------------------------------------                             --------    --------    --------      --------
    Principal balance (millions)                                     $ 24,850    $ 26,546    $ 11,530      $ 11,627
    Number of loans                                                   390,211     438,261     160,049       184,289
    Weighted average interest rate                                       8.17%       8.45%       7.96%         8.52%
    Percent delinquent (includes loans in
     process of foreclosure)                                             6.97%       7.53%       7.50%         8.40%
                                                                      --------    --------    --------      --------
                                                                      --------    --------    --------      --------


(a)  Includes mortgage loans subserviced for others.

Source One's gross mortgage servicing revenue decreased to $18.6 million and $41.1 million for the three and six month periods ended June 30, 1998, respectively, from $19.0 million and $48.6 million for the comparable 1997 periods. The decreases in gross mortgage servicing revenue are primarily the result of significant sales of mortgage servicing rights that have occurred during 1997 and 1998 to-date. Net mortgage servicing revenue for the three and six month periods ended June 30, 1998 includes $3.8 million and $5.5 million of pretax net gains on financial instruments, respectively, versus $5.0 million and $6.5 million of pretax impairment, respectively.

During the 1998 first half, Source One sold the rights to service $4.0 billion of non-recourse mortgage loans for $86.4 million. The 1998 servicing sales and adjustments to prior servicing sales resulted in a $9.0 million gain on sale of mortgage servicing. During the 1997 first half, Source One sold the rights to service $17.0 billion of non-recourse mortgage loans for cash proceeds of $266.9 million. In connection with the 1997 servicing sale, Source One recorded a $4.3 million pretax loss in the 1997 first half and continues to subservice these mortgage loans pursuant to a subservicing agreement.

Net gain on sales of mortgages increased to $25.5 million and $42.2 million for the three and six month periods ended June 30, 1998, respectively, from $1.4 million and $9.3 million for the comparable 1997 periods. The increase primarily reflects greater mortgage loan sales volumes experienced during the 1998 second quarter and first half versus the comparable 1997 periods.

Investment Operations. Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One (gross of related interest expense on short-term borrowings used to finance such loans), interest income associated with the fixed maturity investments of its consolidated insurance operations and dividend income from its equity investments. Net investment income increased to $25.1 million and $47.1 million for the three and six month periods ended June 30, 1998, respectively, from $15.1 million and $29.7 million for the comparable 1997 periods. The significant increase in net investment income during the 1998 periods is primarily the result of strong mortgage loan originations by Source One.

Total net investment gains and losses arising during the periods, before tax, were as follows:


                                                                            Three Months           Six Months
                                                                           Ended June 30,        Ended June 30,
                                                                       ------------------    ------------------
Millions                                                                 1998        1997      1998        1997
---------                                                              -------     ------    ------      ------
Net realized investment gains                                          $ 1.7       $ 16.2    $ 4.2       $ 25.8
Net unrealized gains (losses) from investment securities                (1.4)        32.4      9.5         21.3
Net unrealized gains from investments in unconsolidated
insurance affiliates                                                    22.6         36.1     58.8         37.3
                                                                      ------       ------   ------      -------
Total net investment gains arising during the period                  $ 22.9       $ 84.7   $ 72.5       $ 84.4
                                                                      ------       ------   ------      -------
                                                                      ------       ------   ------      -------


The 1997 first half includes net realized investment gains of $25.8 million resulting principally from sales of the common stock of Veritas DGC Inc. for net proceeds of $9.8 million in the first quarter and sales of the common stock of Travelers Property Casualty Corp. for net proceeds of $22.9 million in the second quarter. No noteworthy investment sales occurred during the comparable 1998 periods.

The components of Fund American's change in net unrealized investment gains, after tax, as recorded on the income statement are as follows:


                                                                            Three Months           Six Months
                                                                           Ended June 30,        Ended June 30,
                                                                       -------------------   --------------------
Millions                                                                 1998        1997      1998        1997
--------                                                               -------     -------   -------     --------
Net realized investment gains                                          $ 1.7       $ 16.2    $ 4.2       $ 25.8
  Income tax expense applicable to net realized investment gains         (.6)        (5.7)    (1.5)        (9.0)
                                                                       -------     -------  --------     --------
Net realized investment gains, after tax                               $ 1.1       $ 10.5    $ 2.7       $ 16.8
                                                                       -------     -------  --------     --------
                                                                       -------     -------  --------     --------
Net investment gains arising during the period                        $ 22.9       $ 84.7    $ 72.5      $ 84.4
  Income tax expense applicable to net investment gains                 (8.0)       (29.7)    (25.4)      (29.5)
                                                                       -------     -------  --------     --------
Net investment gains arising during the period, after tax               14.9         55.0      47.1        54.9
  Net investment gains reclassed to realized gains, after tax           (1.1)       (10.5)     (2.7)      (16.8)
                                                                       -------     -------  --------     --------
Change in net unrealized investment gains, after tax                  $ 13.8       $ 44.5    $ 44.4     $  38.1
                                                                       -------     -------  --------     --------
                                                                       -------     -------  --------     --------


The increases in after tax net unrealized investment gains recorded for three and six month periods ended June 30, 1998 are primarily the result of increases in the value of its FSA and Folksamerica options and/or convertible securities. The increases in after tax net unrealized investment gains recorded for the three and six month periods ended June 30, 1997 are primarily the result of increases in the value of its FSA options and convertible securities and increases in the value of Fund American's investments in the common stock of Travelers Property Casualty Corp. and White River Corporation.

Expenses and Income Taxes. Compensation and benefits totalled $63.0 million for the 1998 first half versus $50.3 million for the 1997 first half. The increase is primarily a result of higher mortgage loan production volumes experienced by Source One during 1998 first half versus the 1997 comparable period.

Insurance losses and loss adjustment expenses increased from $24.1 million and $48.3 million in the 1997 second quarter and year-to-date, respectively, to $28.1 million and $54.6 million in the 1998 second quarter and year-to-date, respectively, due primarily to increases in earned premium at Valley and WMIC. Fund American's consolidated loss and loss adjustment expense ratio for the 1998 second quarter and first half was 68.2% and 69.4%, respectively, which compares to 67.3% and 67.7%, respectively, for the comparable 1997 periods.

Interest expense totalled $41.2 million for the1998 first half versus $23.3 million for the 1997 first half. The increase in interest expense is primarily the result of a higher level of average indebtedness outstanding at Source One during the 1998 period versus 1997 which is mainly driven by significantly higher mortgage loan production.

Fund American's income tax provision for the first half of 1998 and 1997 includes $2.7 million and $2.5 million, respectively, of expense related to tax reserve adjustments. Excluding these tax reserve adjustments, Fund American's effective income tax rate for the first half of 1998 and 1997 was 34.4% and 39.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company. In connection with Source One's February 28, 1997 sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made certain collection, payment and performance guarantees to the buyer for a period of no more than ten years. The current aggregate amount of the Company's guaranty is approximately $15.0 million.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains and subsidiaries. On March 27, 1998, upon receipt of state and federal regulatory approvals, White Mountains increased its ownership of MSA from 33% to 50%. As a result of the transaction, MSA now shares in 60% of the insurance operations of National Grange Mutual Insurance Company of Keene, New Hampshire and holds certain insurance, reinsurance and financial services subsidiaries. The aggregate purchase paid by White Mountains to purchase its additional investment in MSA was $70.0 million, subject to a future purchase price adjustment which is currently expected to be no more than $3.5 million.

Source One. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

YEAR 2000 STATUS

Since 1996 Fund American has been identifying, modifying and testing its internal systems and controls to ensure that these systems can accurately process transactions involving the year 2000 and beyond with no material adverse effects to its customers or disruption to its business operations. The Company and its consolidated affiliates are currently expected to be year 2000 compliant by year-end 1998 when its testing phase is complete. Fund American estimates that its total pretax cost of becoming internally year 2000 compliant, excluding its unconsolidated insurance affiliates, is approximately $2.5 million of which the majority of this amount has been expensed as of June 30, 1998. This estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business.

Fund American has also been closely monitoring the year 2000 issues of its third party constituents (e.g. customers, suppliers, reinsurers, creditors, borrowers...). Based on this evaluation, it is not currently expected that Fund American will be materially adversely affected by its third party constituents. This determination has been made as a result of an extensive interview process which requests that constituents demonstrate an ability to become year 2000 compliant by year-end 1998. For those constituents who are deemed to be unlikely to remedy their own year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties that are currently year 2000 compliant.

 All of Fund American's unconsolidated insurance affiliates are expected to be internally year 2000 compliant by year-end 1998 and each affiliate is in the process of determining its third party exposures in a similar manner to that of Fund American. Fund American's portion of the total cost of the year 2000 issue for its unconsolidated insurance affiliates are not expected to be material.

FORWARD LOOKING STATEMENTS

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

Part II.OTHER INFORMATION

Item 1. Legal Proceedings

           None.

Item 2. Changes in Securities

           None.

Item 3. Defaults upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote by Security Holders

           At the Company's 1998 Annual Meeting of Shareholders, which was held on May 28, 1998 in Hanover, New Hampshire, shareholders approved proposals (as further contained in the Company's 1998 Proxy Statement) calling for the Election of Directors and the Appointment of Independent Auditors. With respect to the Election of Directors, 4,022,812 votes were cast in favor of the proposal and 62,027 votes were withheld. With respect to the Appointment of Independent Auditors, 4,068,677 votes were cast in favor of the proposal, 2,028 votes were cast against the proposal and 14,134 votes abstained.

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*
                  27.1 - Financial Data Schedule for the six-month period ended June 30, 1998**
                  27.2 - Restated Financial Data Schedule for the six-month period ended June 30, 1997**

           (b)    Reports on Form 8-K

                  None.

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



                                   FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                   ----------------------------------------
                                   (Registrant)

Date: August 13, 1998               By:            /s/
                                       ------------------------------------
                                    Michael S.  Paquette
                                    Senior Vice President and Controller