Form 10-Q
period 1998-09-30
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1998-11-13
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                          Commission file number 1-8993


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      94-2708455
       -------------------------------                     -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


              80 South Main Street, Hanover, New Hampshire 03755-2053
------------------------------------------------------------------------------
             (Address of principal executive offices including zip code)


                                 (603) 643-1567
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes /X/      No / /

  As of November 13, 1998, 5,835,646 shares of Common Stock with a par value of $1.00 per share were outstanding.

                       FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                                  Table of Contents


PART I.    FINANCIAL INFORMATION                                      Page No.
                                                                      --------

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets.
           September 30, 1998 (Unaudited), and December 31, 1997          3

           Condensed Consolidated Income Statements (Unaudited),
           Three Months and Nine Months Ended September 30, 1998
           and 1997                                                       4

           Condensed Consolidated Statements of Cash Flows (Unaudited),
           Nine Months Ended September 30, 1998 and 1997                  5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                         6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10-17


PART II.   OTHER INFORMATION

 Items 1 through 6                                                       18


SIGNATURES                                                               19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)


                                                                                  September 30,            December 31,
                                                                                      1998                     1997
                                                                                 -------------            -------------
                                                                                 (Unaudited)
Assets

Fixed maturity investments, at fair value (cost: $932.4 and $165.4)             $    954.4                $    168.3
Common equity securities, at fair value (cost: $190.0 and $64.7)                     216.0                     104.2
Other investments (cost: $89.6 and $103.1)                                            92.6                     167.9
Short-term investments, at amortized cost (which approximated market value)          101.7                      62.8
                                                                                ----------                ----------
       Total investments                                                           1,364.7                     503.2

Cash                                                                                  30.4                       7.0
Capitalized mortgage servicing rights, net of accumulated amortization               183.3                     181.0
Mortgage loans held for sale                                                         540.3                     519.3
Other mortgage origination and servicing assets                                      244.7                     191.0
Investments in unconsolidated insurance affiliates                                   321.3                     360.1
Insurance and reinsurance balances receivable                                        130.8                      56.1
Reinsurance recoverable on paid and unpaid losses                                    129.6                       9.6
Other assets                                                                         249.1                     183.0
                                                                                ----------                ----------
Total Assets                                                                    $  3,194.2                $  2,010.3
                                                                                ----------                ----------
                                                                                ----------                ----------

Liabilities

Short-term debt                                                                 $    676.7                $    571.4
Long-term debt                                                                       409.5                     304.3
Loss and loss adjustment expense reserves                                            801.9                      71.9
Unearned insurance and reinsurance premiums                                          161.5                      78.0
Deferred credit                                                                       38.8                        --
Accounts payable and other liabilities                                               391.4                     281.8
                                                                                ----------                ----------
       Total liabilities                                                           2,479.8                   1,307.4
                                                                                ----------                ----------
Minority Interest - preferred stock of subsidiary                                     44.0                      44.0
                                                                                ----------                ----------

Shareholders' Equity

Common stock at $1 par value per share - authorized 125,000,000 shares;
  issued 30,870,785 and 31,015,463 shares                                             30.9                      31.0
Common paid-in surplus                                                               354.3                     355.9
Retained earnings                                                                  1,057.7                   1,008.9
Common stock in treasury, at cost - 25,034,939 shares                               (871.0)                   (871.0)
Net unrealized investment gains, after tax                                            98.7                     134.1
Foreign currency translation adjustment, after tax                                     (.2)                       --
                                                                                ----------                ----------
       Total shareholders' equity                                                    670.4                     658.9
                                                                                ----------                ----------
Total Liabilities, Minority Interest and Shareholders' Equity                   $  3,194.2                $  2,010.3
                                                                                ----------                ----------
                                                                                ----------                ----------

           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(millions, except per share amounts)



                                                                                  Three Months Ended         Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                ----------------------   ----------------------
                                                                                  1998          1997       1998         1997
                                                                                ---------    ---------   ---------    ---------
Revenues:
  Earned property and casualty insurance premiums                               $    69.4    $   36.7    $   148.1    $   108.0
  Earnings from unconsolidated insurance affiliates                                   4.9         5.0         20.1         14.8
  Other insurance operations revenue                                                  3.5         2.3          7.7          6.8

  Net investment income                                                              32.1        16.6         79.2         46.3

  Gross mortgage servicing revenue                                                   18.5        20.8         59.6         69.4
  Amortization and impairment of capitalized mortgage servicing                     (22.9)      (20.6)       (52.3)       (46.4)
  Net gain on financial instruments                                                  16.8         6.0         22.3          4.3
                                                                                ---------    ---------   ---------    ---------
      Net mortgage servicing revenue                                                 12.4         6.2         29.6         27.3

  Net gain on sales of mortgages                                                     21.7         6.4         63.9         15.7
  Gain (loss) on sales of mortgage servicing and assumption of subservicing           1.4          --         10.4         (4.3)
  Other mortgage operations revenue                                                   8.2         4.8         21.9         13.8
                                                                                ---------    ---------   ---------    ---------
      Total revenues                                                                153.6        78.0        380.9        228.4
                                                                                ---------    ---------   ---------    ---------
Expenses:
  Insurance losses and loss adjustment expenses                                      48.0        24.6        102.6         72.9
  Compensation and benefits                                                          26.1        22.2         89.1         72.6
  Interest expense                                                                   21.4        11.4         60.7         32.9
  General expenses                                                                   20.0        11.6         52.0         40.8
  Insurance and reinsurance acquisition expenses                                     14.5         6.6         27.5         18.4
                                                                                ---------    ---------   ---------    ---------
      Total expenses                                                                130.0        76.4        331.9        237.6
                                                                                ---------    ---------   ---------    ---------
Pretax operating earnings (loss)                                                     23.6         1.6         49.0         (9.2)

Net realized investment gains                                                        61.6        21.8         65.8         47.6
                                                                                ---------    ---------   ---------    ---------
Pretax earnings                                                                      85.2        23.4        114.8         38.4
Income tax provision                                                                 30.1         7.1         42.3         14.7
                                                                                ---------    ---------   ---------    ---------
After tax earnings                                                                   55.1        16.3         72.5         23.7

Loss on early extinguishment of debt                                                   --          --           --         (6.0)
                                                                                ---------    ---------   ---------    ---------
Net income                                                                           55.1        16.3         72.5         17.7

Net unrealized investment holding gains (losses) and other, after tax               (33.0)       44.3          7.2         92.8
Reclasses of realized gains included in net income, after tax                       (40.0)      (14.2)       (42.8)       (31.0)
                                                                                ---------    ---------   ---------    ---------
Comprehensive net income (loss)                                                 $   (17.9)   $   46.4    $    36.9    $    79.5
                                                                                ---------    ---------   ---------    ---------
                                                                                ---------    ---------   ---------    ---------
Less preferred stock dividends of subsidiary                                          (.9)        (.9)        (2.8)        (2.8)
                                                                                ---------    ---------   ---------    ---------
Net income applicable to common stock                                           $    54.2    $   15.4    $    69.7    $    14.9
                                                                                ---------    ---------   ---------    ---------
                                                                                ---------    ---------   ---------    ---------
Comprehensive net income (loss) applicable to common stock                      $   (18.8)   $   45.5    $    34.1    $    76.7
                                                                                ---------    ---------   ---------    ---------
                                                                                ---------    ---------   ---------    ---------
Basic earnings per common share:
    After tax earnings                                                          $    9.28    $   2.41    $   11.86    $    3.13
    Net income                                                                       9.28        2.41        11.86         2.23
    Comprehensive net income (loss)                                                 (3.22)       7.12         5.81        11.51

Diluted earnings per common share:
    After tax earnings                                                          $    8.31    $   2.18    $   10.61    $    2.84
    Net income                                                                       8.31        2.18        10.61         2.03
    Comprehensive net income (loss)                                                 (2.90)       6.44         5.18        10.45

           See Notes to Condensed Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      ------------------------
                                                                                         1998         1997
                                                                                      ----------    ----------
Cash flows from operations:
Net income                                                                            $     72.5    $     17.7
Charges (credits) to reconcile net income to cash flows from operations:
  Undistributed earnings from unconsolidated insurance affiliates                          (15.3)         (9.8)
  Net realized investment gains                                                            (65.8)        (47.6)
  Extraordinary loss on early extinguishment of debt                                          --           6.0
  Net realized and unrealized gains on financial instruments                               (17.5)         (4.7)
  Mortgage loan production                                                              (7,624.9)     (2,717.0)
  Mortgage loan sales and amortization                                                   7,603.8       2,548.0
  (Gain) loss on sale of mortgage servicing rights and assumption of subservicing          (10.4)          4.3
  Depreciation and amortization of mortgage servicing assets and other                      56.9          51.4
  Net change in current and deferred income taxes receivable and payable                    34.3           4.0
  Net change in accounts payable and other liabilities                                      69.5          37.9
  Other, net                                                                                32.9          57.7
                                                                                      ----------    ----------
Net cash flows provided from (used for) operating activities                               136.0         (52.1)
                                                                                      ----------    ----------

Cash flows from investing activities:
  Net decrease (increase) in short-term investments                                         24.3         (21.4)
  Sales of common equity securities and other investments                                  140.0         108.2
  Sales and maturities of fixed maturity investments                                        66.7          62.3
  Purchases of common equity securities and other investments                              (34.6)        (42.8)
  Purchases of fixed maturity investments                                                  (68.0)        (58.4)
  Investments in unconsolidated insurance affiliates                                       (70.3)           --
  Acquisition of Folksamerica, net of cash balances acquired                              (167.5)           --
  Net proceeds from sales of mortgage servicing rights                                     105.4         241.5
  Collections on other mortgage origination and servicing assets                           175.5         239.0
  Additions to other mortgage origination and servicing assets                            (234.2)       (251.3)
  Additions to capitalized mortgage servicing rights                                      (178.8)       (111.1)
  Collections on notes receivable                                                            7.0            --
  Net purchases of fixed assets                                                             (3.4)         (2.3)
                                                                                      ----------    ----------
Net cash flows (used for) provided from investing activities                              (237.9)        163.7
                                                                                      ----------    ----------

Cash flows from financing activities:
  Net issuances of short-term debt                                                         105.1          81.5
  Issuances of long-term debt                                                               50.0            --
  Repayments of long-term debt                                                              (1.1)       (131.0)
  Purchases of common stock retired                                                        (18.9)        (53.3)
  Cash dividends paid to common and preferred shareholders                                  (9.8)         (6.8)
                                                                                      ----------    ----------

Net cash provided from (used for) financing activities                                     125.3        (109.6)
                                                                                      ----------    ----------

Net increase in cash during period                                                          23.4           2.0

Cash balance at beginning of period                                                          7.0           4.8
                                                                                      ----------    ----------
Cash balance at end of period                                                         $     30.4    $      6.8
                                                                                      ----------    ----------
                                                                                      ----------    ----------

Supplemental cash flows information:
  Interest paid                                                                       $    (62.1)   $    (34.7)
  Net income taxes paid                                                               $     (8.0)   $    (10.8)


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

On August 18, 1998, Fund American acquired all of the remaining outstanding shares of the common stock of Folksamerica Holding Company, Inc. ("Folksamerica"), parent company of Folksamerica Reinsurance Company, for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Before the August 18th transaction, Fund American owned a 50% non-consolidated interest in Folksamerica primarily through a preferred stock investment with fixed price warrants to acquire common stock. As a result of the Folksamerica transaction, Fund American has restated its December 31, 1997 balance sheet and its income statements for the three and nine month periods ended September 30, 1997 to account for the portion of its investment in Folksamerica that was reported at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities" to its original cost in accordance with the purchase accounting principles of Accounting Principles Board Opinion No. 18 entitled "The Equity Method of Accounting for Investments in Common Stock". Because the cost of Fund American's investment in Folksamerica was less than the fair value of Folksamerica's net identifiable assets at August 18, 1998, Fund American recorded a $39.8 million deferred credit ($38.8 million as of September 30, 1998) that will be amortized to income over 5 years.

Supplemental condensed pro forma financial information for the nine months ended September 30, 1998, which assumes that Fund American's acquisition of all the outstanding common stock of Folksamerica had occurred as of January 1, 1998, follows:


----------------------------------------------------------------
Millions, except per share amounts                     Pro Forma
                                               Nine Months Ended
                                              September 30, 1998
----------------------------------------------------------------
Total Revenues                                         $   558.9

Net Income                                             $    89.0

Comprehensive Net Income                               $    63.8

Basic Earnings Per Share:
  Net Income                                           $   14.67
  Comprehensive Net Income                             $   10.38

Diluted Earnings Per Share:
  Net Income                                           $   13.13
  Comprehensive Net Income                             $    9.28
----------------------------------------------------------------

The pro forma information presented does not purport to represent what Fund American's results of operations actually would have been had Fund American acquired all the outstanding common stock of Folksamerica as of January 1, 1998, or to project Fund American's results of operations for any future date or period.


Note 2.  Insurance and Reinsurance Loss and Loss Adjustment Expense Reserves

The following table summarizes Fund American's consolidated loss and loss adjustment expense reserve activities with for the nine months ended September 30, 1998 and 1997:


----------------------------------------------------------------------------------------------------------
Millions                                                                 Nine Months Ended September 30,
                                                                       -----------------------------------
                                                                              1998                   1997
----------------------------------------------------------------------------------------------------------
Beginning balance                                                           $ 71.9              $    65.4
  Reserves acquired through the consolidation of Folksamerica                722.7                     --
  Estimated losses and loss adjustment expenses incurred                     103.2                   69.5
  Losses and loss adjustment expenses paid                                  (95.9)                 (63.6)
                                                                       -----------------------------------
Ending balance                                                             $ 801.9                 $ 71.3
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Note 3.  Derivative Securities

Source One utilizes derivative contracts, consisting of interest rate floor contracts, interest rate swap agreements and principal-only swap agreements, in an attempt to offset the effect on earnings of impairment of its capitalized servicing asset caused by changes in market interest rates. These financial instruments are carried at fair value on the balance sheet with unrealized and realized gains reported as net gains on financial instruments on the income statement.

The interest rate contracts derive their value from differences between the floor strike rate specified in the contract and prevailing market interest rates and are not subject to total losses in excess of their original cost. As of September 30, 1998, Source One's open interest rate contracts had a fair value of $9.8 million and had an original cost of $5.3 million. As of September 30, 1998, the open interest rate contracts had a total notional principal amount of $1.1 billion and had remaining terms ranging from 5 to 10 years. As of September 30, 1997, Source One's open interest rate contracts with a total notional value of $1.2 billion had a fair value of $5.6 million and had an original cost of $6.8 million.

The interest rate swap agreements, which were entered into in the 1998 third quarter, entitle Source One to receive interest at fixed rates and pay interest at variable rates based on a contracted notional amount. As of September 30, 1998, Source One's open interest rate swap agreements had a fair value of $2.9 million. Source One's exposure to losses on the interest rate swap agreements is related to the differences between the contracted fixed interest rates assumed and the contracted variable interest rates ceded. over the life of the contract. As of September 30, 1998, the open interest rate swap agreements had an original notional principal amount of $290.0 million and had remaining terms ranging from 5 to 10 years.

The principal-only swap agreements derive their value from changes in the value of referenced principal-only securities. As of September 30, 1998, Source One's open principal-only swap agreements had a fair value of $6.7 million. Source One's exposure to losses on the principal-only swap agreements is related to changes in the market value of the underlying principal-only securities over the life of the contract. As of September 30, 1998, the open principal-only swap agreements had an original notional principal amount of $50.0 million and had a remaining term of 5 years. As of September 30, 1997, Source One's open principal-only swap agreements with an original notional principal amount of $98.1 million had a fair value of $8.6 million.

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

In October 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-7 entitled "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. Fund American is currently evaluating the impact of the adoption of SOP 98-7 and the potential effects on its financial position and results of operations.


Note 5.  Earnings Per Share

The following table outlines the Company's computation of earnings per share for the three and nine-months ended September 30, 1998 and 1997:


                                                                           Three Months             Nine Months
                                                                         Ended Sept. 30,          Ended Sept. 30,
                                                                        --------------------------------------------
                                                                            1998   1997(b)          1998    1997(b)
                                                                         -------  --------       -------  ---------
Basic earnings per common share numerators (in millions):

After tax earnings                                                       $  55.1  $   16.3       $  72.5  $    23.7
  Preferred stock dividends of subsidiary                                   (.9)      (.9)         (2.8)      (2.8)
                                                                        --------------------------------------------
After tax earnings applicable to common stock                            $  54.2  $   15.4       $  69.7  $    20.9
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Net income applicable to common stock                                    $  54.2  $   15.4       $  69.7  $    14.9
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Comprehensive net income (loss) applicable to common stock               $(18.8)  $   45.5       $  34.1  $    76.7
                                                                        --------------------------------------------
                                                                        --------------------------------------------

Diluted earnings per common share numerators (in millions):
After tax earnings applicable to common stock                            $  54.2  $   15.4       $  69.7  $    20.9
   After tax dilution to earnings from unconsolidated insurance             (.1)        --          (.3)         --
   affiliates
                                                                        --------------------------------------------
Diluted after tax earnings applicable to common stock                    $  54.1  $   15.4       $  69.4  $    20.9
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Diluted net income applicable to common stock                            $  54.1  $   15.4       $  69.4  $    14.9
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Diluted comprehensive net income (loss) applicable to common stock       $(18.9)  $   45.5       $  33.8  $    76.7
                                                                        --------------------------------------------
                                                                        --------------------------------------------


Earnings per common share denominators (in thousands):
Basic earnings per share numerator (average common shares outstanding)     5,841     6,387         5,876      6,669
   Dilutive stock options and warrants to acquire common stock (a)           670       675           670        675
                                                                        --------------------------------------------
Diluted earnings per share denominator                                     6,511     7,062         6,546      7,344
                                                                        --------------------------------------------
                                                                        --------------------------------------------

Basic earnings per common share (in dollars):
After tax earnings                                                       $  9.28  $   2.41       $ 11.86  $    3.13
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Net income                                                               $  9.28  $   2.41       $ 11.86  $    2.23
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Comprehensive net income (loss)                                          $(3.22)  $   7.12       $  5.81  $   11.51
                                                                        --------------------------------------------
                                                                        --------------------------------------------

Diluted earnings per common share & assumed conversions (in dollars):
After tax earnings                                                       $  8.31  $   2.18       $ 10.61  $    2.84
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Net income                                                               $  8.31  $   2.18       $ 10.61  $    2.03
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Comprehensive net income (loss)                                          $(2.90)  $   6.44       $  5.18  $   10.45
                                                                        --------------------------------------------
                                                                        --------------------------------------------

(a) Includes the net dilutive effects for each period presented of warrants to acquire 1,000,000 Shares at $21.66 per Share and stock options to acquire 2,000 Shares at $24.82 per Share.

(b) Restated to reflect Folksamerica purchase. See Note 1 to the Condensed Consolidated Financial Statements.

Basic earnings per share amounts are based on the weighted average number of the Company's common stock ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. Potential dilutive Shares include stock options and warrants.

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS -- THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Fund American reported comprehensive net income of $36.9 million or $5.18 per diluted common share for the nine months ended September 30, 1998, compared to comprehensive net income of $79.5 million or $10.45 per diluted common share for the comparable 1997 period. For the 1998 third quarter Fund American reported a comprehensive net loss of $17.9 million or $2.90 per diluted common share versus comprehensive net income of $46.4 million or $6.44 per diluted common share in the 1997 third quarter. Net income, which does not include the net change in unrealized investment gains or losses, was $72.5 million or $10.61 per diluted common share for the 1998 nine month period (compared to $17.7 million or $2.03 per dilutive common share for 1997) and $55.1 million or $8.31 per diluted common share for the 1998 third quarter (compared to $16.3 million or $2.18 per diluted common share for 1997).

Fund American Enterprises Holdings, Inc. ended the third quarter of 1998 with a book value per share of $104.09 ($109.77 per share including the after tax unamortized deferred credit associated with Fund American's purchase of Folksamerica) versus a restated 1997 ending book value per share of $100.08 ($102.19 prior to the Folksamerica restatement).

Consolidated Insurance and Reinsurance Operations. Fund American's consolidated insurance and reinsurance operations consist of Folksamerica, Valley Insurance Companies ("Valley"), a Northwest regional property and casualty insurer which writes personal and commercial coverages, Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance in Texas and Oklahoma, and White Mountains Insurance Company ("WMIC"), which writes commercial lines in New York and New England. Folksamerica contributed $7.4 million to net income for the 1998 nine month period, which includes $4.5 million of net income from January 1, 1998 to August 18, 1998 during which Folksamerica was an unconsolidated affiliate and $2.9 million of net income during which Folksamerica was consolidated. For the 1998 nine month period Folksamerica's combined ratio was 106.9% versus a combined ratio of 105.9% for the comparable 1997 period. Folksamerica's earned premiums grew 12.3% from the year earlier, to $181.9 million. For the 1998 nine month period, Valley, Charter, and WMIC (Fund American's wholly-owned regional property and casualty insurance companies) contributed $5.5 million of net income with an overall combined ratio of 98.8% versus $5.5 million of net income with an overall combined ratio of 98.6% for the comparable 1997 period. Earned premiums for the group grew 10.3% from the year earlier, to $119.1 million. A summary of White Mountains' consolidated insurance and reinsurance operating results follows:


                                                               Three Months           Nine Months
                                                              Ended Sept. 30,       Ended Sept. 30,
                                                          --------------------------------------------
Dollars in millions                                           1998        1997      1998        1997
                                                          -----------  --------  --------  -----------
Folksamerica (a):
    Net written premium                                    $     49.6  $   72.7  $  163.7   $   160.4
    Earned premium                                         $     58.0  $   72.0  $  181.9   $   161.9

    Loss and loss adjustment expense                            74.5%     69.0%     71.4%       70.3%
    Underwriting expense                                        36.5%     34.5%     35.5%       35.6%
                                                          -----------  --------  --------  -----------
            Combined ratio                                     111.0%    103.5%    106.9%      105.9%
                                                          -----------  --------  --------  -----------
                                                          -----------  --------  --------  -----------
Valley:
    Net written premium                                    $     23.6  $   22.0  $   70.3   $    62.1
    Earned premium                                         $     22.6  $   20.4  $   67.9   $    59.0

    Loss and loss adjustment expense                            62.9%     66.7%     66.5%       64.8%
    Underwriting expense                                        33.2%     34.7%     34.0%       35.6%
                                                          -----------  --------  --------  -----------
            Combined ratio                                      96.1%    101.4%    100.5%      100.4%
                                                          -----------  --------  --------  -----------
                                                          -----------  --------  --------  -----------
Charter:
    Net written premium                                    $     18.6  $   15.4  $   50.1   $    47.4
    Earned premium                                         $     16.5  $   15.3  $   47.4   $    46.8

    Loss and loss adjustment expense                            65.1%     62.8%     68.2%       68.9%
    Underwriting expense                                        23.1%     24.2%     24.0%       23.8%
                                                          -----------  --------  --------  -----------
            Combined ratio                                      88.2%     87.0%     92.2%       92.7%
                                                          -----------  --------  --------  -----------
                                                          -----------  --------  --------  -----------
WMIC:
    Net written premium                                    $      1.5  $    1.6  $    4.3   $     3.3
    Earned premium                                         $      1.3  $    1.0  $    3.8   $     2.2

    Loss and loss adjustment expense                             90.8%    127.9%     87.2%      109.6%
    Underwriting expense                                         80.1%     45.8%     63.3%       53.6%
                                                          -----------  --------  --------  -----------
            Combined ratio                                      170.9%    173.7%    150.5%      163.2%
                                                          -----------  --------  --------  -----------
                                                          -----------  --------  --------  -----------


(a) Of which $24.8 million and $29.0 million of net written premium and earned premium, respectively, are included in Fund American's consolidated results for the interim period from August 18, 1998 to September 30, 1998.

Folksamerica's combined ratio for the 1998 third quarter includes hurricane losses of approximately $3.0 million pretax. Valley's underwriting results for the 1998 first half included higher than anticipated storm and fire losses, however its third quarter 1998 combined ratio was much improved and premium levels are growing. Charter's underwriting results for the 1998 year-to-date period have produced a favorable combined ratio but its written premiums are below expectation due to increased competition in the Texas non-standard automobile insurance market. WMIC's underwriting results are not yet considered to be meaningful due to its small and growing book of business.

Unconsolidated Insurance Operations. Fund American's unconsolidated insurance affiliates consist of a 26% economic interest in Financial Security Assurance Holdings Ltd. ("FSA"), which writes municipal and commercial bond credit enhancement insurance and a 50% interest in Main Street America Holdings, Inc. ("MSA"), an affiliate of National Grange Mutual Insurance Company ("NGM") which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business. FSA contributed $6.8 million to net income for the 1998 nine month period versus a contribution of $5.6 million for the comparable 1997 period. FSA ended the third quarter of 1998 with an adjusted book value per share of $45.07 per share versus $40.10 at December 31, 1997, an increase of 18.0% including dividends. MSA contributed $2.8 million to net income for the 1998 nine month period with a combined ratio of 102.7% versus a contribution of $1.8 million with a 102.9% combined ratio for the comparable 1997 period. MSA's reported combined ratio for 1998 is more favorable than NGM's due to a change in its pooling arrangement resulting from an increase in Fund American's ownership of MSA during the 1998 first quarter. NGM's combined ratio was considerably higher due to heavy storm losses during the first six months of 1998. See "Liquidity and Capital Resources - White Mountains and subsidiaries".

In addition to recording equity in earnings from its investments in the common stock of unconsolidated insurance affiliates, Fund American also records net unrealized investment gains and losses as a result of changes in the value of its options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of FSA and MSA. See "Investment Operations".

Mortgage Banking Operations. For the 1998 year-to-date period Source One reported net income applicable to common stock of $30.8 million versus a loss of $13.8 million for the comparable 1997 period. Source One's 1998 and 1997 year-to-date results include $10.1 million and $6.3 million, respectively, of pretax earnings from Fund American's investment in FSA. The FSA investment was contributed to Source One during 1997 to provide additional credit support to Source One's mortgage banking operations. For the 1998 third quarter Source One reported net income applicable to common stock of $9.0 million versus net income of $.2 million for the 1997 third quarter. Source One's 1997 year-to-date results include the negative effects of the following non-recurring charges: (i) a $6.0 million after tax loss on the early retirement of debt, (ii) a $2.0 million after tax charge related to mortgage loans held for investment, and
(iii) $1.1 million of after tax restructuring charges.

A summary of Source One's mortgage loan production and mortgage servicing portfolio activities follows:




                                                                              Three Months          Nine Months
                                                                            Ended Sept. 30,       Ended Sept. 30,
                                                                        ---------------------------------------------
Millions                                                                    1998       1997      1998       1997
                                                                        -----------  --------  --------  -----------
Mortgage loan servicing portfolio:
    Owned servicing at beginning of period                                $  11,530  $  9,651  $  11,627   $  26,410
    Retail mortgage loan production                                             634       420      2,072       1,013
    Wholesale mortgage loan production                                        1,772       829      5,553       1,704
    Regular payoffs                                                           (320)     (271)    (1,129)       (914)
    Sales of servicing and other                                            (3,095)     (201)    (7,602)    (17,785)
                                                                        -----------  --------  --------  -----------
    Owned servicing at end of period                                         10,521    10,428     10,521      10,428
    Subservicing portfolio at end of period                                  12,477    18,216     12,477      18,216
                                                                        -----------  --------  --------  -----------
    Total mortgage loan servicing portfolio                               $  22,998  $ 28,644  $  22,998   $  28,644
                                                                        -----------  --------  --------  -----------
                                                                        -----------  --------  --------  -----------

The increase in mortgage loan production and payoffs for the 1998 periods versus the comparable 1997 periods reflects lower market interest rates and a corresponding increase in refinancing activity.

Additional information regarding Source One's mortgage loan servicing portfolio is shown below:



                                                                      Total loans (a)             Owned loans
                                                                   -------------------------------------------------
                                                                    Sept. 30,    Dec. 31,    Sept. 30,     Dec. 31,
Ending mortgage loan servicing portfolio                              1998        1997         1998          1997
                                                                   -----------  ---------    --------     ----------
    Principal balance (millions)                                     $ 22,998    $ 26,546    $ 10,521      $ 11,627
    Number of loans                                                   363,727     438,261     145,081       184,289
    Weighted average interest rate                                       8.12%       8.45%       7.83%         8.52%
    Percent delinquent (includes loans in process of foreclosure)        7.75%       7.53%       8.10%         8.40%

(a)      Includes mortgage loans subserviced for others.

Source One's gross mortgage servicing revenue decreased to $18.5 million and $59.6 million for the three and nine month periods ended September 30, 1998, respectively, from $20.8 million and $69.4 million for the comparable 1997 periods. The decreases in gross mortgage servicing revenue are primarily the result of significant sales of mortgage servicing rights that have occurred during 1997 and 1998 to-date.

Source One utilizes interest rate floor contracts, interest rate swap agreements and principal only swap agreements to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. Net mortgage servicing revenue for the three and nine month periods ended September 30, 1998 includes $16.8 million and $22.3 million of pretax net gains (realized and unrealized) on financial instruments, respectively, versus $15.2 million and $21.7 million of pretax impairment, respectively.

During the 1998 year-to-date period, Source One sold the rights to service $6.8 billion of non-recourse mortgage loans for $146.5 million. The 1998 servicing sales and adjustments to prior servicing sales resulted in a $10.4 million gain on sale of mortgage servicing. During the comparable 1997 period, Source One sold the rights to service $17.0 billion of non-recourse mortgage loans for cash proceeds of $266.9 million. In connection with the 1997 servicing sale, Source One recorded a $4.3 million pretax loss and continues to subservice these mortgage loans pursuant to a subservicing agreement.

Net gain on sales of mortgages increased to $21.7 million and $63.9 million for the three and nine month periods ended September 30, 1998, respectively, from $6.4 million and $15.7 million for the comparable 1997 periods. The increases primarily reflect greater mortgage loan sales volumes experienced during the 1998 third quarter and year-to-date period versus the comparable 1997 periods.

Investment Operations. Net investment income increased to $32.1 million and $79.2 million for the three and nine month periods ended September 30, 1998, respectively, from $16.6 million and $46.3 million for the comparable 1997 periods. Fund American's investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance operations, interest income earned on mortgage loans originated by Source One (gross of related interest expense on short-term borrowings used to finance such loans) and dividend income from its equity investments. The significant increase in net investment income during the 1998 periods is primarily the result of the addition of Folksamerica's sizable fixed income portfolio during August 1998 and strong mortgage loan originations by Source One.

Total net investment gains and losses arising during the periods, before tax, were as follows:


                                                                            Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
                                                                       ---------------------------------------------
Millions                                                                  1998        1997        1998       1997
                                                                       ----------   ---------    -------   ---------

Net realized investment gains                                           $    61.6   $    21.8    $  65.8   $    47.6
Net unrealized gains (losses) from investment securities                    (66.7)       10.7      (57.2)       32.0
Net unrealized gains (losses) from investments in unconsolidated
insurance affiliates                                                        (45.7)       35.7        2.5        63.2
                                                                       ----------   ---------    -------   ---------
Total net investment holding gains (losses) arising during the period   $   (50.8)  $    68.2    $  11.1   $   142.8
                                                                       ----------   ---------    -------   ---------
                                                                       ----------   ---------    -------   ---------

Realized investment gains of $65.8 million for the first nine months of 1998 resulted principally from the sale of all its holdings (1,014,250 common shares) of White River Corporation for net proceeds of $92.1 million. The total cash received by Fund American included the sales proceeds associated with shares which were being held for delivery upon the exercise of existing employee stock options (295,432 common shares). Fund American's net liability to option holders as of the sale date totalled $17.8 million of which $.1 million was immediately paid in cash and the balance has been deferred pursuant to the Company's nonqualified retirement plan. Realized investment gains of $47.6 million for the first nine months of 1997 resulted principally from sales of the common stock of Veritas DGC Inc. for net proceeds of $20.9 million, sales of the common stock of Travelers Property Casualty Corp. for net proceeds of $22.9 million and sales of the common stock of Mid Ocean Limited for net proceeds of $22.6 million.

The components of Fund American's change in net unrealized investment gains, after tax, as recorded on the income statement are as follows:


                                                                            Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
                                                                       --------------------------------------------
Millions                                                                 1998        1997        1998       1997
                                                                      ----------   ---------    -------   ---------
Net realized investment gains                                           $   61.6   $    21.8 $    65.8   $    47.6
  Income tax expense applicable to net realized investment gains           (21.6)       (7.6)    (23.0)      (16.6)
                                                                      ----------   ---------    -------   ---------
Net realized investment gains, after tax                                $   40.0   $    14.2 $    42.8   $    31.0
                                                                      ----------   ---------    -------   ---------
                                                                      ----------   ---------    -------   ---------
Net investment holding gains (losses) arising during the period         $  (50.8)  $    68.2 $    11.1   $   142.8
  Income tax expense (benefit) applicable to net investment holding
  gains                                                                     17.8       (23.9)     (3.9)      (50.0)
                                                                      ----------   ---------    -------   ---------
Net investment holding gains (losses) arising during the period, after
tax                                                                        (33.0)        44.3       7.2        92.8
  Net investment gains reclassed to realized gains, after tax              (40.0)      (14.2)    (42.8)      (31.0)
                                                                      ----------   ---------    -------   ---------
Change in net unrealized investment gains, after tax                    $  (73.0)   $    30.1 $  (35.6)   $    61.8
                                                                      ----------   ---------    -------   ---------
                                                                      ----------   ---------    -------   ---------

Fund American records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. The $7.2 million after tax net unrealized investment holding gain recorded for the 1998 nine month period primarily reflects an increase in the value of its FSA options and convertible securities arising during the period. The $33.0 million after tax unrealized investment holding loss recorded for the 1998 third quarter primarily reflects a decrease in the value of its FSA options and convertible securities during the period.

Expenses. Insurance losses and loss adjustment expenses totalled $102.6 million for the1998 year-to-date period versus $72.9 million for the comparable 1997 period. Insurance and reinsurance acquisition expenses totalled $27.5 million for the1998 year-to-date period versus $18.4 million for the comparable 1997 period. The increases in these insurance expenses for the 1998 periods are primarily attributable to the inclusion of Folksamerica in the Company's consolidated results during the 1998 third quarter.

Compensation and benefits expenses totalled $89.1 million for the1998 year-to-date period versus $72.6 million for the comparable 1997 period. Interest expense totalled $60.7 million for the1998 first half versus $32.9 million for the comparable 1997 period. The increases in these expenses for the 1998 periods are primarily attributable to the inclusion of Folksamerica in the Company's consolidated results during the third quarter and the fact that these variable expenses increase during periods of strong mortgage loan originations by Source One as was the case during the 1998 year-to-date period.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company. In connection with Source One's sales of approximately $17.0 billion of mortgage servicing rights in the 1997 first quarter and approximately $1.4 billion of mortgage servicing rights in the 1998 third quarter, the Company has made certain collection, payment and performance guarantees to the buyer, in an amount not to exceed $15.0 million, for a period of no more than ten years. The current amount of the Company's guaranty is $15.0 million and its remaining term is 8.5 years.

The Company and certain of its subsidiaries may borrow up to $35.0 million at short-term market interest rates under 364 day revolving credit agreement expiring in August 1999. The credit agreement contains a customary minimum tangible net worth requirement. At September 30, 1998 the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

Prospectively, the primary sources of cash inflows for the Company will be distributions received from its operating subsidiaries, sales of investment securities and investment income.

White Mountains. On August 18, 1998 White Mountains and its wholly-owned subsidiary Fund American Enterprises, Inc. collectively purchased all the remaining outstanding common stock of Folksamerica that it did not previously own for $169.1 million. As part of White Mountains' purchase of Folksamerica, White Mountains borrowed $50.0 million in August 1998 pursuant to its existing revolving credit facility.

As part of the August 18, 1998 Folksamerica transaction, Fund American agreed to repay or refinance Folksamerica's outstanding long-term indebtedness ($55.6 million as of September 30, 1998) no later than February 18, 1999. The Folksamerica indebtedness, which was guaranteed by one of Folksamerica's former owners, had scheduled maturity dates from 2001 to 2005. Fund American currently intends to refinance the Folksamerica indebtedness during the first quarter of 1999.

Source One. Source One's primary cash flow requirements relate to the funding of mortgage loans produced and investments in mortgage loan servicing rights. To meet those funding needs, Source One relies on short-term credit facilities, medium and long-term debt, early funding programs and cash flows from operations. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since they may be sold to meet cash needs.

OTHER MATTERS

Accounting For FSA Options and Convertible Preferred Stock. Fund American currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, give Fund American the right to acquire up to 4,560,607 additional FSA Shares. Fund American's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's book value ($33.96 per FSA Share at September 30, 1998). Fund American's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($47.29 per underlying FSA Share at September 30, 1998).

Fund American currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing Fund American's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, Fund American expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, Fund American's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of Fund American's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets at the date of exercise, Fund American would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of September 30, 1998, Fund American would be required to reduce its book value by $57.1 million ($8.35 per share) and would record a deferred credit of $27.0 million ($3.95 per share). This net difference in carrying value of $30.1 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's book value) would continue to exist until such time as equity accounting is no longer appropriate for Fund American's investment in FSA Shares.

This analysis is based solely on Fund American's current circumstances concerning its investments in FSA Options and FSA Preferred Stock. Fund American's actual accounting valuation will be determined at the point of exercise for the FSA Options and upon the conversion of the FSA Preferred Stock and will be based on the circumstances concerning such investments existing at that time.

YEAR 2000

Status Report . Since 1996 Fund American has been identifying, modifying and testing its internal systems and controls to ensure that these systems can accurately process transactions involving the Year 2000 and beyond with no material adverse effects to its customers or disruption to its business operations. The Company expects to complete its testing phase (the final phase of its Year 2000 remediation plan) by year-end 1998. Fund American estimates that its total pretax cost of Year 2000 remediation, excluding its unconsolidated insurance affiliates, is approximately $3.0 million of which the majority of this amount has been expensed as of September 30, 1998. This estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business and represents less than 20% of Fund American's total Information Technology budget.

Fund American has also been closely monitoring the year 2000 issues of its third party constituents that it voluntarily interacts with (e.g. customers, suppliers, reinsurers, creditors, borrowers...). Fund American's third party constituents have been requested to demonstrate their ability to become Year 2000 compliant by year-end 1998. For those constituents who either fail to respond to this inquiry or are deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties that are currently Year 2000 compliant.

FSA and MSA are expected to be internally year 2000 compliant by year-end 1998 and are in the process of determining their third party exposures in a similar manner to that of Fund American. Fund American's nominees to the Boards of Directors of FSA and MSA have received detailed briefings concerning their respective Year 2000 plans and have determined that these plans appear to be on schedule for a timely completion and should reduce the risk of Year 2000 issues. Fund American's portion of the total estimated costs of the Year 2000 issue for its unconsolidated insurance affiliates are not material and the majority of such expenses have already been incurred.

Risks. The failure to identify or correct significant Year 2000 issues could result in an interruption in, or a failure of, certain normal business activities or operations concerning the Company, its consolidated insurance and mortgage banking subsidiaries and its unconsolidated insurance affiliates. Such failures could adversely affect Fund American's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of potential business interruptions caused by third party constituents in which Fund American must interact (including but not limited to suppliers of electrical power, various private and public markets for equity and debt securities, certain agencies of the Federal government and the states in which Fund American conducts business), Fund American is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on its results of operation, liquidity or financial condition. However, Fund American currently believes that, with the implementation of its Year 2000 plan (which is in the final stages of completion), the possibility of significant interruptions of normal business activities due to the Year 2000 issue should be reduced.


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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  11   - Statement Re Computation of Per Share Earnings*
                  27.1 - Financial Data Schedule for the nine-month period ended
                         September 30, 1998**
                  27.2 - Restated Financial Data Schedule for the nine-month period ended September 30, 1997**
                  27.3 - Restated Financial Data Schedule as of December 31,
                         1997**


           (b)    Reports on Form 8-K

                  On August 18, 1998 (as amended on October 16, 1998), the Company filed a Current Report on Form 8-K announcing that it had acquired 8,483,907 shares of the common stock of Folksamerica Holding Company, Inc. from five European mutual insurance companies for $169.1 million. As a result of this transaction, Fund American now owns 100% of the capital stock of Folksamerica.


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



                                        FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                        ----------------------------------------
                                        (Registrant)




Date: November 13, 1998                 By:     /s/ Michael S. Paquette
                                           -------------------------------------
                                        Michael S.  Paquette
                                        Senior Vice President and Controller