Form 10-K
period 1998-12-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1999-03-30
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 22, 1999, was $720,239,846.

     As of March 22, 1999, 5,843,731 shares of Common Stock, par value of $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement dated March 29, 1999 (Part III)

                                  FUND AMERICAN


                               TABLE OF CONTENTS

                                     PART I


ITEM 1.    Business.......................................................    1

           a.   General...................................................    1

           b.   Insurance Operations......................................    1

           c.   Mortgage Banking Operations...............................   15

           d.   Investment Portfolio Management...........................   19

           e.   Certain Business Conditions...............................   20

           f.   Regulation................................................   20

           g.   Employees.................................................   21

           h.   Forward-Looking Statements................................   21

ITEM 2.    Properties ....................................................   22

ITEM 3.    Legal Proceedings..............................................   22

ITEM 4.    Submission of Matters to a Vote of Security Holders............   22


                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .........................................   22

ITEM 6.    Selected Financial Data........................................   24

ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................   26

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....   52

ITEM 8.    Financial Statements and Supplementary Data....................   52

ITEM 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................   52


                                    PART III

ITEM 10.   Directors and Executive Officers...............................   53

ITEM 11.   Executive Compensation.........................................   54


                                  FUND AMERICAN




ITEM 12.   Security Ownership of Certain Beneficial Owners and
            Management ..................................................    54

ITEM 13.   Certain Relationships and Related Transactions.................   54


                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K ................................................    65


PART I

ITEM 1. BUSINESS

GENERAL

     Fund American Enterprises Holdings, Inc., (the "Company"), is a Delaware corporation which was organized in 1980. Within this report, the consolidated organization is referred to as "Fund American". Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains"). White Mountains' consolidated and unconsolidated insurance operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, property and casualty reinsurance and financial guaranty insurance. White Mountains' mortgage banking operations are conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). The Company's principal office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053, and its telephone number is (603) 643-1567.


INSURANCE OPERATIONS

CONSOLIDATED REINSURANCE OPERATIONS

     FOLKSAMERICA HOLDING COMPANY, INC. ("FOLKSAMERICA"). Folksamerica, through its wholly-owned subsidiary, Folksamerica Reinsurance Company (a New York corporation), is a multi-line broker-market reinsurance company which provides reinsurance to insurers of property and casualty risks in the United States, Canada, Latin America and the Carribean. Folksamerica is rated "A" (Excellent) by A.M. Best Company. During 1998, 1997 and 1996, Folksamerica had net written premiums of $212.6 million, $232.4 million and $171.9 million, respectively. At December 31, 1998 and 1997, Folksamerica had total assets $1.2 billion and $1.2 billion, respectively, and shareholders' equity of $302.0 million and $255.0 million, respectively.

     In June 1996 White Mountains purchased a 50.0% economic interest in Folksamerica for $79.9 million from a group of European mutual insurance companies (the "European Mutuals") who continued to own the remaining 50.0% interest. White Mountains' initial investment in Folksamerica consisted of 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million ("Folksamerica Preferred Stock") and ten-year warrants ("Folksamerica Warrants") to purchase up to 6,920,000 shares of the common stock of Folksamerica ("Folksamerica Common Stock") for $11.47 per share, subject to certain adjustments. In November 1997 White Mountains and the European Mutuals each purchased an additional 1,563,907 shares of Folksamerica Common Stock for $20.8 million which maintained White Mountains 50% economic ownership position.

     On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of the Folksamerica Common Stock from the European Mutuals for $169.1 million which resulted in Folksamerica becoming a wholly-owned consolidated subsidiary of Fund American as of that date. Following the August 18, 1998 transaction, Folksamerica retired the Folksamerica Preferred Stock and issued White Mountains an equivalent amount of Folksamerica Common Stock. As of December 31, 1998, White Mountains owned all of the outstanding shares of Folksamerica Common Stock.

REINSURANCE OVERVIEW

     Reinsurance is an arrangement in which a reinsurance company (the "reinsurer") agrees to indemnify an insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing net liability exposure on individual risks, providing catastrophe protections from large or multiple losses, stabilizing financial results and assisting in maintaining acceptable operating leverage ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

     Folksamerica writes both treaty and facultative reinsurance. Treaty reinsurance is an agreement whereby the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of a treaty. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk assumed and generally accepts the original underwriting decisions made by the ceding insurer. Facultative reinsurance is underwritten on a risk-by-risk basis whereby Folksamerica applies its own pricing to an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties. The majority of Folksamerica's assumed premiums are derived from treaty reinsurance contracts.

     Folksamerica obtains virtually all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Reinsurance is provided both on an excess of loss and quota share basis, which in 1998 amounted to 30.2% and 69.8% of its business, respectively. Folksamerica derives its business from a spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica selects transactions based solely on anticipated underwriting results of the transaction which are evaluated on a variety of factors including the quality of the reinsured, the attractiveness of the reinsured's insurance rates, policy conditions and the adequacy of the proposed reinsurance terms.

     A significant period of time normally elapses between the receipt of reinsurance premiums and the disbursement of reinsurance claims ("float"). The claims process generally begins upon the occurrence of an event causing an insured loss followed by: (i) the reporting of the loss to the ceding company;
(ii) the reporting of the loss by the ceding company to Folksamerica; (iii) the ceding company's adjustment and payment of the loss; and (iv) the payment to the ceding company by Folksamerica. During this time, Folksamerica earns investment income on the float. Therefore, Folksamerica's combined ratio can generally be higher than that of Fund American's consolidated property and casualty insurance operations and yet may still earn an equivalent or superior return on equity.

LINES OF BUSINESS AND GEOGRAPHIC LOCATION

     The following tables set forth information regarding Folksamerica's net written premiums by lines of business and geographic location:


                                         Year Ended December 31,
                         -------------------------------------------------------
Millions                    1998        1997        1996        1995        1994
--------------------------------------------------------------------------------
   Liability              $122.0      $123.6      $ 79.6      $ 71.9      $ 63.0
   Property                 87.2       104.9        85.9        87.9        89.9
   Marine                    3.4         3.9         6.4           -           -
                         -------------------------------------------------------
Total                     $212.6      $232.4      $171.9      $159.8      $152.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                         Year Ended December 31,
                         -------------------------------------------------------
Millions                    1998        1997        1996        1995        1994
--------------------------------------------------------------------------------
   United States          $190.9      $208.6      $155.2      $159.8      $152.9
   Canada                   13.9        10.1         4.2           -           -
   Latin America             7.8        13.7        12.5           -           -
                         -------------------------------------------------------
Total                     $212.6      $232.4      $171.9      $159.8      $152.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

UNDERWRITING

     Folksamerica's primary underwriting objective is to carefully assess reinsurance opportunities to determine the probability of a particular transaction providing an underwriting profit. Those risks that do not provide a reasonable likelihood of delivering an underwriting profit are rejected. Underwriting opportunities presented to Folksamerica are evaluated based on a number of factors including historical analysis of results, estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurers underwriting and claims experience and the primary insurer's financial condition. Folksamerica regularly conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies.

     Folksamerica's most senior underwriters and executives are responsible for its underwriting policy and quality standards and informing Folksamerica's board of directors of current and anticipated market conditions and underwriting results.


MARKETING

     Folksamerica generally obtains all its reinsurance business through brokers and reinsurance intermediaries which represent the ceding company in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a ceding company enlists the aid of a reinsurance broker in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participations to qualified reinsurers until the program is fully subscribed by reinsurers at terms agreed to by all parties.

     Folksamerica pays its reinsurance brokers commissions representing negotiated percentages of the premium it writes. These commissions, which generally average 5% of premium, constitute part of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the year ended December 31, 1998, Folksamerica received approximately 67% of its gross reinsurance premiums written from three major reinsurance brokers as follows:
(i) E. W. Blanch - 25%; (ii) Guy Carpenter and affiliates - 23%; and (iii) AON Re, Inc. - 19%. During the year ended December 31, 1998, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company.


LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Insurers and reinsurers establish loss and loss adjustment expense reserves representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

Loss and loss adjustment expense reserves have two components: case reserves, which are reserves for reported losses, and incurred but not reported ("IBNR") reserves, which are reserves for losses not yet reported. Reserve estimates reflect the judgement of both the ceding company and the reinsurer, based on the experience and knowledge of its claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made.

     Upon notification of a loss from a ceding company, Folksamerica establishes case reserves, including loss adjustment expense reserves, based upon Folksamerica's share of the amount of reserves established by the ceding company and Folksamerica's independent evaluation of the loss. Where appropriate, Folksamerica establishes case reserves in excess of its share of the reserves established by the ceding company.

     Folksamerica uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of reported claim development experienced by Folksamerica, as supplemented by reported industry data, and (2) methods in which the level of Folksamerica's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium applied by accident year, line of business and type of reinsurance written by Folksamerica. Due to the inherent uncertainties of estimating claim reserves, actual losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of Folksamerica's reserves reflected in its consolidated financial statements.

     During the claims settlement period, which may extend over a long period of time, additional facts regarding claims and trends may become known which may cause Folksamerica to adjust its estimates of the ultimate liability. The revised estimates of ultimate liability may prove to be less than or greater than the actual settlement or award amount for which the claim is finally discharged.


REINSURANCE INDUSTRY AND COMPETITION

     Folksamerica commenced writing business in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimum surplus. In 1991, recognizing that surplus size and critical mass would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select broker-market companies. Since 1991, Folksamerica has acquired three such reinsurers which has raised Folksamerica's surplus and contributed a number of important business relationships.

     In general, competition among primary companies has caused primary insurers to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which Folksamerica will accept. Folksamerica's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation. Management further believes that, although size and financial strength will continue to be factors in selecting reinsurance partners, product pricing has become the most telling competitive factor.


CONSOLIDATED INSURANCE OPERATIONS

     Since 1995 White Mountains has been acquiring and developing various insurance operating interests. In December 1995 White Mountains acquired Valley Group, Inc. ("VGI") of Albany, Oregon and Charter Group, Inc. ("CGI") of Richardson, Texas for $41.7 million in cash less $3.0 million of purchase price adjustments. In September 1995, White Mountains formed White Mountains Insurance Company ("WMIC") which is a New Hampshire-based midsize commercial property and casualty company. In December 1995 CGI and WMIC were contributed to VGI thereby making them wholly-owned subsidiaries of VGI.

     VALLEY INSURANCE COMPANIES. Valley Insurance Company ("VIC"), Valley Property & Casualty Insurance Company ("Valley P&C"), Valley National Insurance Company ("Valley National") and certain related non-insurance affiliates, collectively ("Valley"), write personal and commercial lines as further described below:

     VIC: A Northwest-based property and casualty company which writes personal and commercial lines. In 1998, 1997 and 1996, VIC had $86.7 million, $77.7 million and $75.1 million of net written premiums, respectively, primarily in Oregon, California and Washington. At December 31, 1998 and 1997, VIC had $158.2 million and $146.6 million of total admitted assets, respectively, and $56.5 million and $61.2 million of policyholders' surplus, respectively. VIC was established in 1982 and began writing insurance policies in 1985. VIC is rated "A" or "excellent" by A.M. Best.

     VALLEY P&C: On December 5, 1996, VGI formed Valley P&C to specifically write property and casualty insurance within Oregon. Valley P&C wrote its first policies in February 1997 and had $6.2 million and $5.2 million in net written premiums during 1998 and 1997, respectively. At December 31, 1998 and 1997, Valley P&C had $13.0 million and $7.7 million of total admitted assets, respectively, and $7.3 million and $3.7 million of policyholders' surplus, respectively. Valley P&C is rated "A" or "excellent" by A.M. Best.

     VALLEY NATIONAL: On January 19, 1996, Valley purchased an inactive insurance company for $13.2 million, net of cash balances acquired. The newly acquired insurance company, which was renamed Valley National, is licensed to write property and casualty insurance in 48 states. Assets acquired pursuant to the purchase of Valley National included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. Valley National wrote its first policies in December 1996 and had $10.9 million and $2.7 million in gross written premiums ($1.4 million and $.3 million of net written premiums) during 1998 and 1997, respectively. In the future, Valley National may further expand its operations to certain other states in which it is currently licensed. At December 31, 1998 and 1997, Valley National had $13.2 million and $11.5 million of total admitted assets, respectively, and $11.9 million and $11.1 million of policyholders' surplus, respectively. Valley National is a wholly-owned subsidiary of VIC and shares its A.M. Best's "A" rating through a combination of a reinsurance arrangement with VIC and its ownership structure.

     Valley markets insurance products principally through independent agents. Valley's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and family-owned businesses. This approach has resulted in an established track record of growth:


                                                   Year Ended December 31,
                                       --------------------------------------------
Statutory Basis(a), in Millions            1998     1997     1996     1995     1994
-----------------------------------------------------------------------------------
Gross written premiums                 $   95.8 $   89.2 $   81.9 $   73.1 $  64.8
Ending total assets                       171.2    154.3    138.2    126.8    80.4
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ending policyholders' surplus              63.8     64.9     57.8     58.5    23.5
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

(a) The term "statutory" as contained herein refers to a basis of accounting other than generally accepted accounting principles ("GAAP") that is prescribed by the individual states that an insurance company transacts business in.


     In 1998, 1997 and 1996 Valley wrote $95.8, $89.2 million and $81.9 million, respectively, of gross premiums within the following states, through approximately 317 independent agents:

                                         Year Ended December 31, 1998
                                   ----------------------------------------
                                   Gross Written    Policies
Dollars in millions                     Premiums    In Force*       Agents*
---------------------------------------------------------------------------
Oregon                                   $  44.5      30,876            99
California                                  27.7      12,084            90
Washington                                  16.6       6,983            62
Arizona, Idaho, Utah and other               7.0       5,372            66
                                   ----------------------------------------
   Totals                                $  95.8      55,315           317
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                         Year Ended December 31, 1997
                                   ----------------------------------------
                                   Gross Written    Policies
Dollars in millions                     Premiums    In Force*       Agents*
---------------------------------------------------------------------------
Oregon                                   $  43.1      30,789            98
California                                  26.2      12,333            80
Washington                                  17.2       6,960            69
Arizona, Idaho, Utah and other               2.7       2,180            38
                                   ----------------------------------------
   Totals                                $  89.2      52,262           285
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                         Year Ended December 31, 1996
                                   ----------------------------------------
                                   Gross Written    Policies
Dollars in millions                     Premiums    In Force*       Agents*
---------------------------------------------------------------------------
Oregon                                   $  40.9      31,118            99
California                                  27.5      12,910            74
Washington                                  13.2       4,554            63
Arizona, Idaho, Utah and other                .3         222             9
                                   ----------------------------------------
   Totals                                $  81.9      48,804           245
---------------------------------------------------------------------------
---------------------------------------------------------------------------

* Determined at year end.

     Valley's focus on delivering insurance products to families and family-owned businesses has resulted in a book of business which is balanced between personal lines and commercial lines. Gross written premiums for Valley's primary lines of business are shown below:

                                              Year Ended December 31,
                                 ------------------------------------------------
Millions                            1998      1997      1996      1995      1994
---------------------------------------------------------------------------------
Personal lines:
   Automobile                    $  33.1   $  29.3   $  25.9   $  23.9   $  22.5
   Homeowners                       14.0      13.4      12.0      10.4       8.3
   Other                             1.0       1.5       1.3       1.1        .8
                                 ------------------------------------------------
      Total personal lines          48.1      44.2      39.2      35.4      31.6
                                 ------------------------------------------------
Commercial lines:
   Multiple peril                   45.2      42.2      39.1      34.3      30.2
   Other                             2.5       2.8       3.6       3.4       3.0
                                 ------------------------------------------------
      Total commercial lines        47.7      45.0      42.7      37.7      33.2
                                 ------------------------------------------------
Total gross written premiums     $  95.8   $  89.2   $  81.9   $  73.1   $  64.8
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

     The long-term relationships cultivated by Valley with its agents and insured customers, along with superior customer service and convenient premium billing and payment systems, have produced a relatively high level of persistency in Valley's "package" book of business. In 1998, 1997 and 1996, package business represented approximately 73.6%, 79.1% and 80.0% of Valley's premium writings, respectively, for both personal and commercial lines:

                                                        Year Ended December 31,
                                            ------------------------------------------------
Renewal retention ratios                      1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------------
Personal automobile/homeowners packages       91.0%     91.4%     89.4%     88.2%     87.8%
Commercial multiple peril packages            74.6%     78.9%     75.5%     76.5%     84.5%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

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

     CHARTER INSURANCE COMPANIES. CGI, through its wholly-owned subsidiary Charter Indemnity Company, its controlled affiliate Charter County Mutual Insurance Company and certain related non-insurance subsidiaries (collectively "Charter"), markets and underwrites nonstandard automobile insurance to individuals primarily in the states of Texas and Oklahoma. For the years ended December 31, 1998, 1997 and 1996, Charter's net written premiums totalled $64.3 million, $62.9 million and $69.9 million, respectively, and its earned premiums totalled $64.2 million, $62.4 million and $37.7 million, respectively. Written premiums (and related expenses and losses) for Charter's policies written prior to January 1, 1996, were entirely ceded to Charter's former parent and are now fully retained, therefore, Charter's 1996 earned premiums are not directly comparable to its 1998 and 1997 earned premiums.

         Charter writes all its business through independent agents. At December 31, 1998 Charter had approximately 1,600 agents. During 1998 Charter began to write policies in California and Missouri and is expected to expand its operations to other states. Charter is rated "A-" or "excellent" by A.M. Best.

     The nonstandard automobile insurance market consists of drivers who are unable to obtain coverage from standard carriers due to their prior driving records, other underwriting criteria or market conditions. Management believes that opportunities in the nonstandard automobile insurance market are influenced by many factors including the market conditions for standard automobile insurance, residual market plans, and the extent to which state motor vehicle laws are enforced. The nonstandard automobile insurance market has grown in recent years as the result of tightening of underwriting standards by underwriters of standard and preferred automobile insurance, and increased enforcement of motor vehicle laws including driving while intoxicated and uninsured motorist laws.

     Charter offers both liability and physical damage coverage in its nonstandard automobile insurance markets, generally with policies having terms of 6 months or 12 months. Most of Charter's policyholders choose basic limits of liability coverage, typically $20,000 per person and $40,000 per accident for bodily injury, and $15,000 for property damage. For the year ended December 31, 1998, Charter's net written premiums totalled $43.1 million for liability coverages and $21.2 million for physical damage coverages.

     Management pursues a strategy of establishing Charter as a low cost provider of nonstandard automobile insurance while maintaining a commitment to provide "service beyond expectation" to both agents and the insured. Management believes that Charter has become a low cost provider of nonstandard automobile insurance. Increased automation of certain marketing, underwriting, claims and administrative functions has provided Charter with the ability to process more business without a corresponding increase in costs, while maintaining a high level of service to its agents and insured customers.

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

     Automobile damage claims are normally settled in a timely manner which limits the amount of investment income that can be generated on the earned and unearned insurance premiums that it has received from its policyholders. Therefore, Charter's combined ratio must generally be lower than that of Fund American's other consolidated property and casualty insurance operations in order to earn an equivalent return on equity.

     WHITE MOUNTAINS INSURANCE COMPANY. WMIC is currently licensed to write insurance in Maine, New Hampshire, Vermont, Massachusetts, New York, Rhode Island and Texas and is expected to expand its operations to other states as additional regulatory approvals are obtained. WMIC markets its products principally through independent agents and had gross written premiums during 1998, 1997 and 1996 of $7.5 million, $5.2 million and $2.4 million ($6.3 million, $4.7 million and $2.0 million of net written premiums), respectively. At December 31, 1998 and 1997, WMIC had $33.3 million and $31.4 million of total admitted assets, respectively, and $30.3 million and $29.1 million of policyholders' surplus, respectively. WMIC is a wholly-owned subsidiary of VIC and shares its A.M. Best's "A" rating through a combination of a reinsurance arrangement with VIC and its ownership structure.

UNDERWRITING

     Valley, Charter and WMIC's primary underwriting objective is to carefully assess insurance risks to determine the likelihood of a particular risk providing an underwriting profit. Those risks that do not provide a reasonable likelihood of delivering an underwriting profit are rejected.

     Valley, Charter and WMIC's Underwriting Committee, composed of its most senior underwriters and executives, is responsible for its underwriting policy, quality standards and for informing their boards of directors of current and anticipated market conditions and its actual underwriting results.

MARKETING

     In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers, brokers or through self-insurance including the use by corporations of subsidiary captive insurers. Valley, Charter and WMIC market their products principally through independent agents.

     Valley, Charter and WMIC pay their independent agents commissions representing negotiated percentages of the premium they write. These commissions, which currently range from 10.0% to 17.5% of premium, depending on the line of business, constitute part of total acquisition costs and are included in underwriting expenses.

COMPETITION

     The principal competitive factors that affect Valley, Charter and WMIC are: (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) appointing and retaining high quality independent agents; (v) operating efficiencies; and (vi) product differentiation and availability. No single company or group of affiliated companies dominates the insurance industry. The highly competitive environment in the property and casualty insurance market during the past several years has intensified due to increased capacity resulting from growing capital supporting the industry and robust investment returns achieved in recent years. Valley, Charter and WMIC strive to be low cost operators within their sectors of the insurance industry while maintaining superior levels of customer service. Valley, Charter and WMIC each maintain a disciplined approach to pricing and underwriting of insurance risks. Application of this disciplined approach in a highly competitive environment results in a lower volume of insurance premiums than would result from a less disciplined approach, but should produce better overall financial returns from the business over long periods of time.

     Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in determining an insurance company's competitive position. Valley, Charter and WMIC have consistently maintained adequate capitalization and claims payment ratings to effectively conduct its business and management believes that such strength will continue to be maintained in the future.

INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     White Mountains' investments in unconsolidated insurance affiliates represent strategic operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own greater than 50% of the entity. Since 1994, Fund American has been active in accumulating its investments in unconsolidated affiliates which are further described below:

     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. ("FSA"). FSA, through its wholly-owned subsidiary, Financial Security Assurance Inc., guarantees scheduled payments of principal and interest on municipal bonds and asset-backed securities, including residential mortgage-backed securities. FSA's guaranty on investment-grade securities helps issuers lower their funding costs and provides bondholders with the highest-quality investments. FSA's claims-paying ability is rated Triple-A by Fitch IBCA, Inc., Moody's Investors Service, Inc., Standard & Poor's Rating Services and Nippon Investors Service Inc. For 1998, 1997 and 1996 FSA's gross premiums written totalled $319.3 million, $236.4 million and $177.0 million, respectively, and its net income was $117.0 million, $100.5 million and $80.8 million, respectively. As of December 31, 1998 and 1997, FSA's total assets were $2.4 billion and

$1.9 billion, respectively, and its shareholders' equity was $1,073.4 million and $882.4 million, respectively.

     In May 1994 Fund American purchased 2,000,000 shares of the common stock of FSA ("FSA Common Stock") from MediaOne Capital Corp. ("MediaOne", formerly U S WEST Capital Corp.), a wholly-owned subsidiary of MediaOne Group, Inc. (formerly U S WEST, Inc.). The purchase was part of an initial public offering of 8,082,385 shares of FSA Common Stock at the offering price of $20.00 per share.

     In September 1994 Fund American acquired various fixed price options and shares of convertible preferred stock ("FSA Options and Preferred Stock") which, in total, give Fund American the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million.

     In 1995 and 1996, respectively, Fund American purchased an additional 460,200 shares of FSA Common Stock on the open market for $8.8 million and an additional 1,000,000 shares of FSA Common Stock in a private transaction for $26.5 million.

     All shares of and rights to FSA Common Stock owned or acquired by Fund American as described above (other than those acquired on the open market) are subject to certain restrictions on transfer, voting provisions and other limitations and requirements set forth in a Registration Rights Agreement and a Voting Trust Agreement. As of December 31, 1998, 1997 and 1996 Fund American's economic interest in FSA was approximately 25.1%, 26.2% and 25.1%, respectively, and Fund American's voting interest in FSA was approximately 23.1%, 24.0% and 23.0%, respectively. During 1997 Fund American transferred all of its interests in FSA to Source One.

     Mr. John J. ("Jack") Byrne (Chairman of the Company) is Vice Chairman of FSA and Mr. K. Thomas Kemp (President and CEO of the Company) and Mr. James H. Ozanne (President of Fund American Enterprises, Inc. ("FAE"), a wholly-owned subsidiary of White Mountains) are directors of FSA. In addition to being FSA directors, Mr. Kemp is Chairman of FSA's Human Resources Committee and Mr. Ozanne is Chairman of FSA's Underwriting Committee.

     Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the New York Stock Exchange ("NYSE"). The market value of the FSA Common Stock as of December 31, 1998 and 1997, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock under the equity method. Fund American's investments in FSA Options and Preferred Stock are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income.

     MAIN STREET AMERICA HOLDINGS, INC. ("MSA"). MSA is a subsidiary of National Grange Mutual Insurance Company of Keene, New Hampshire ("NGM"). NGM insures property and casualty risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. NGM's principal lines of business and approximate percentage of total written premiums are personal automobile (45%), homeowners (15%), commercial multi-peril (15%), commercial automobile (10%) and all other (15%). MSA participates in NGM's property and casualty business through a reinsurance agreement. MSA's net written premiums totalled $258.5 million, $156.6 million and $147.2 million in 1998, 1997 and 1996, respectively, and its net income was $13.4 million, $11.9 million and $9.7 million, respectively. MSA's total assets as of December 31, 1998 and 1997 were $588.6 million and $337.2 million, respectively, and its shareholders' equity was $232.5 million and $120.6 million, respectively.

     In December 1994 the Company (who subsequently transferred the MSA investment to White Mountains) acquired 90,606 shares of the common stock of MSA ("MSA Common Stock") for $25.0 million in cash plus $1.2 million in subsequent purchase price adjustments. White Mountains initial investment in MSA represented approximately 33.1% of the MSA Common Stock outstanding at that time. From 1994 to 1997 MSA participated in 40% NGM's property and casualty business through a reinsurance agreement.

     In March 1998 White Mountains acquired an additional 131,487 shares of MSA Common Stock for $70.3 million (subject to certain purchase price adjustments which are not expected to exceed $3.5 million) which raised White Mountains ownership of MSA to 50.0%. As a result of White Mountains' additional investment in MSA during 1998, MSA's reinsurance pooling agreement was increased from 40% to 60% and NGM contributed certain of its insurance, reinsurance and financial services subsidiaries to MSA. Fund American's investment in MSA Common Stock is accounted for using the equity method.

     Messrs. Raymond Barrette (Executive Vice President and Chief Financial Officer of the Company), Terry L. Baxter (President of White Mountains), Morgan
W. Davis (Executive Vice President of White Mountains) and Kemp are directors of MSA.

     AMLIN PLC ("AMLIN") FORMERLY ML (BERMUDA) LIMITED ("MURRAY LAWRENCE"). Amlin is a managing agency group in the Lloyd's insurance market. On December 8, 1997, White Mountains purchased approximately 15.8% of the common stock of Murray Lawrence for $23.6 million. At December 31, 1997 White Mountains carried this investment as an "investment in unconsolidated insurance affiliate" and valued it at its original cost of $23.6 million which approximated its fair value at that date.

     During 1998 Murray Lawrence merged with Angerstein Underwriting and the combined entity was named Amlin. Amlin is publicly traded on the London Stock Exchange. White Mountains owns 13,980,861 shares of the common stock of Amlin, which represents an approximate 6.5% ownership stake as of December 31, 1998. As a result of White Mountains' decreased ownership percentage of this investment resulting from the merger, White Mountains recharacterized its investment in Amlin as an "other investment" and carried the investment at its fair value of $25.1 million at December 31, 1998. Mr. Kemp is a director of Amlin.

MORTGAGE BANKING OPERATIONS

     Source One was incorporated in 1972 and is the successor to Citizens Mortgage Corporation which was organized in 1946. As a mortgage banker, Source One engages primarily in the business of producing and selling residential mortgage loans and servicing and subservicing residential mortgage loans for third parties. Through subsidiaries, Source One also markets credit-related insurance products (such as life, disability, health, accidental death and property and casualty insurance).

     Source One's principal office is located in Farmington Hills, Michigan. Source One is a wholly-owned subsidiary of Fund American whereby the Company currently owns 3% of the outstanding common stock of Source One and White Mountains owns the remaining 97% of the outstanding common stock of Source One.

MORTGAGE BANKING OVERVIEW

     Mortgage banking is the business of serving as a financial intermediary in the origination and purchase of mortgage loans, the holding of such loans while aggregating sufficient loans to form appropriate mortgage-backed security pools, selling such loans through pools or directly to investors and servicing or subservicing such loans during the repayment period.

     The origination process involves providing competitive mortgage loan rates, soliciting loan applications, reviewing title and credit matters, and funding loans at closing. Mortgage loans can also be purchased from other originating mortgage bankers.

     Marketing or selling mortgage loans requires matching the needs of the production market (homebuyers and homeowners seeking new mortgages) with the needs of the secondary market for mortgage loans (securities broker-dealers, depository institutions, insurance companies, pension funds and other investors). Conventional mortgage loans (e.g., those not guaranteed or insured by agencies of the Federal government) which are secured by residential properties, and which comply with applicable requirements, are packaged for direct sale or conversion to a mortgage-backed security. Such mortgage-backed securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans Administration ("VA") are packaged in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") for sale primarily to securities broker-dealers. In addition, private entities may pool mortgage loans in various forms and offer the resulting mortgage-backed securities to the public through securities broker-dealers.

     Servicing involves collecting principal, interest and funds to be escrowed for tax and insurance payments from mortgage loan borrowers, remitting principal and interest collections to mortgage loan investors, paying property taxes and insurance premiums on mortgaged property and performing all related accounting and reporting activities. Servicing may also involve advancing uncollected payments to mortgage loan investors, administering delinquent loans and supervising foreclosures in the event of unremedied defaults. Servicing generates cash income in the form of fees, which represent a percentage of the declining outstanding principal amount of the loans serviced and are collected from each mortgage loan payment received plus any late charges. Subservicing involves the administrative servicing of loans owned by others for a fee.


MORTGAGE LOAN PRODUCTION

     Source One produces residential mortgage loans through: (i) a correspondent network of more than 200 banks, thrift institutions and other mortgage lenders;
(ii) 163 retail branch offices in 31 states and Puerto Rico; (iii) approximately 425 mortgage brokers; and (iv) a specialized marketing and affinity program. Source One primarily produces fixed rate mortgage loans. Generally speaking, fixed rate mortgages tend to capture a large share of origination volumes in a declining interest rate environment. Additionally, fixed rate mortgage loans are inherently less susceptible to prepayment risk than adjustable rate mortgages. During periods of increasing interest rates, the likely adverse effects of lower fixed rate mortgage loan originations are mitigated by a reduction in the prepayment risk on the fixed rate mortgage loans Source One services. During 1998 and 1997, fixed rate mortgage loan production accounted for approximately 98% and 88%, respectively, of Source One's total mortgage loan production.

         The following table sets forth selected information regarding Source One's mortgage loan production:


                                                                    Year Ended December 31,
                                                -----------------------------------------------------------
Millions                                             1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------------------
Loan production by type of loan:
   FHA insured and VA guaranteed                  $ 3,009     $ 2,985     $ 2,035     $ 1,565     $ 2,065
   Conventional                                     7,857       1,418       1,796       1,287       2,521
                                                -----------------------------------------------------------
Total                                             $10,866     $ 4,403     $ 3,831     $ 2,852     $ 4,586
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------
Loan production by origination source:
   Correspondent network acquisitions             $ 6,880     $ 2,552     $ 1,640     $ 1,157     $ 1,081
   Retail branch office originations                2,692       1,339       1,590       1,347       2,005
   Mortgage broker originations                       872         390         369         196         696
   Specialized marketing program originations         290         122         232         152         804
   Subprime and other                                 132        --          --          --          --
                                                -----------------------------------------------------------
Total                                             $10,866     $ 4,403     $ 3,831     $ 2,852     $ 4,586
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

     During 1997 Source One broadened its product line by offering higher profit margin products such as FHA home improvement ("203(k)") loans, manufactured housing loans, subprime loans and 125% loan to value second mortgage ("125% LTV") loans. The 203(k) loans and manufactured housing loans produced by Source One are sold to third parties with servicing retained whereby the subprime loans and 125% LTV loans produced by Source One are sold to third parties on a servicing released basis. Source One is currently expanding its capability to service and subservice subprime loans and to subservice 125% LTV loans. These new products did not account for a significant portion of Source One's total mortgage loan production during 1998 or 1997.


SALES OF LOANS

     Source One sells mortgage loans either through mortgage-backed securities issued pursuant to programs of GNMA, FNMA and FHLMC, or to institutional investors. Most mortgage loans are aggregated in pools of $1.0 million or more, which are purchased by institutional investors after having been guaranteed by GNMA, FNMA or FHLMC. During 1998 approximately 71.1%, 20.6% and 5.3% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1997 approximately 65.5%, 23.3% and 6.7% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. During 1996 approximately 42.8%, 35.3% and 11.6% of the principal amount of Source One's loans were sold in pools through GNMA, FNMA and FHLMC, respectively. Since 1993, substantially all GNMA securities have been sold without recourse to Source One for loss of principal in the event of a subsequent default by the mortgage borrower.

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

     To minimize interest rate risk associated with mortgage loans whose interest rate is "locked" but has not yet been sold, Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities with respect to all loans which have been funded and a substantial portion of loans in process (the "Pipeline") which it believes will close. Source One's risk management function closely monitors the Pipeline to determine appropriate forward commitment coverage on a daily basis.

LOAN SERVICING

     Source One generally retains the rights to service the mortgage loans it produces. In addition, Source One may purchase servicing rights from banks, thrift institutions and other mortgage lenders. There were no significant purchases of mortgage servicing rights by Source One during 1998 and 1997.

     Source One also sells servicing rights when management deems it economically advantageous. During 1998 Source One sold the rights to service $10.6 billion of nonrecourse mortgage loans and continues to subservice a large portion of these loans pursuant to a subservicing agreement. During 1997 Source One sold the rights to service a $17.0 billion portfolio of nonrecourse mortgage loans and continues to subservice a portion of these loans pursuant to a subservicing agreement.

     The following table summarizes the changes in Source One's mortgage loan servicing portfolio, excluding loans sold but not transferred:


                                                                    Year Ended December 31,
                                                    ---------------------------------------------------
Billions                                                 1998      1997      1996      1995      1994
-------------------------------------------------------------------------------------------------------
Servicing portfolio owned at beginning of year        $  11.6   $  26.4   $  27.8   $  35.3   $  38.4
                                                    ---------------------------------------------------
   Mortgage loan production                              10.9       4.4       3.8       2.9       4.6
   Servicing acquisitions and other                       --        --        2.8       4.7       3.7
      Total servicing in                                 10.9       4.4       6.6       7.6       8.3
   Regular payoffs                                        1.6       1.2       3.0       2.3       4.7
   Sales of servicing                                    10.6      17.0       3.3      11.0       3.9
   Principal amortization, foreclosures and other         1.1       1.0       1.7       1.8       2.8
      Total servicing out                                13.3      19.2       8.0      15.1      11.4
   Servicing portfolio owned                              9.2      11.6      26.4      27.8      35.3
   Subservicing portfolio                                15.9      14.9       2.8       4.0       4.3
Balance at end of year                                $  25.1   $  26.5   $  29.2   $  31.8   $  39.6
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

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


INVESTMENT PORTFOLIO MANAGEMENT

     Fund American's philosophy is to invest all assets to maximize their after tax total return over extended periods of time. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management further believes that insurance company float generated should be invested in a "balanced portfolio" consisting of a mixture of fixed income investments, equity securities and occasionally other investments in order to maximize returns over extended periods of time. This investment philosophy of Fund American is established and administered by the Fund American and White Mountains Finance Committees. The Finance Committees also regularly monitor the overall investment results of Fund American, review the results of each of Fund American's various investment managers, review compliance with established investment guidelines, approve all purchases and sales of investment securities and ultimately report the overall investment results to the Company's Board of Directors (the "Board").

     The fixed income portfolios of Valley, Charter and WMIC are actively managed by an affiliate of MSA pursuant to discretionary management agreements. The fixed income and equity investment portfolio and other investments of Folksamerica are managed internally by employees of Folksamerica.

     The equity investment portfolios and other investments of the Company, White Mountains, Valley, Charter and WMIC are managed by a small group of employees located in Hanover, New Hampshire and various internal and external portfolio managers pursuant to discretionary management agreements. FAE's investment portfolio is primarily managed by a small group of employees located in White River Junction, Vermont.

     As previously stated, the investment portfolios of Fund American's insurance operations consist, in part, of common equity securities and related investments as follows: (i) $143.0 million at Folksamerica or approximately 15% of Folksamerica's total investment portfolio at December 31, 1998; (ii) $48.5 million at Valley and Charter or approximately 28% of Valley and Charter's total investment portfolio at

December 31, 1998; and (iii) $26.7 million at WMIC or approximately 83% of WMIC's total investment portfolio at December 31, 1998. Management believes that modest investments of equity securities within the investment portfolios of its insurance operations will enhance their after tax returns without significantly increasing the risk profile of the portfolio when considered over long periods of time.


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


REGULATION

     Folksamerica, Valley, Charter and WMIC are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary between jurisdictions but, generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for property and casualty companies. The RBC ratios for Folksamerica, Valley, Charter and WMIC, as of December 31, 1998 and 1997, were above the levels which would require regulatory action.

     Source One is subject to the rules and regulations of, and examinations by, investors and insurers including FNMA, FHLMC, GNMA, FHA and VA with respect to the origination and selling and servicing of mortgage loans. Lenders are required to submit audited financial statements annually and to maintain specified net worth levels which vary depending on the amount of loans serviced and annual production. Mortgage loan origination activities are also subject to fair housing laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, licensing laws, usury laws, the Home Mortgage Disclosure Act, and other regulations which, among other things, prohibit discrimination in residential lending and require disclosure of certain information to borrowers. There are various other state laws and regulations affecting Source One's mortgage banking operations. Source One's internal audit function (which is managed by Source One but is outsourced to a third party) and quality control departments monitor compliance with all these laws and regulations.

     Fund American is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity or any other matters that would require disclosure herein.


EMPLOYEES

     As of December 31, 1998, the Company employed 11 persons and White Mountains employed 2,825 persons (including 261 persons at Valley, 186 persons at Charter, 34 persons at WMIC, 2,212 persons at Source One, 125 persons at Folksamerica and 3 persons at FAE). None of Fund American's employees are covered by a collective bargaining agreement. Management believes that Fund American's employee relations are good.


FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. This information is often subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that numerous factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those discussed elsewhere herein (such as those involving competition, regulation and certain business conditions).


ITEM 2. PROPERTIES

     The Company leases 8,600 square feet of space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006, which serves as its corporate office. Folksamerica leases 40,000 square feet of office space in New York, New York, under a lease expiring 2004, which serves as its principal office. Charter leases 56,000 square feet of office space in Richardson, Texas under a lease expiring in 2007, which serves as its principal office. Valley and Source One own their principal offices in Albany, Oregon and Farmington Hills, Michigan, respectively. Fund American leases several other office facilities and operating equipment under cancelable and noncancelable agreements. Most leases contain renewal clauses.


ITEM 3. LEGAL PROCEEDINGS

     Various claims have been made against Fund American in the normal course of its business. In management's opinion, the outcome of such claims will not, in the aggregate, have a material effect on Fund American's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Fund American's shareholders during the fourth quarter of 1998.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 22, 1999, there were 470 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

     During 1998 and 1997 the Company declared and paid quarterly cash dividends of $.40 per Share and $.20 per Share, respectively. The Board currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of Fund American's remaining invested assets and operations and the amount and regularity of its cash flows at the time. The Company's Common Stock (symbol FFC) is listed on the NYSE. The quarterly trading range for Shares during 1998 and 1997 is presented below:


                               1998                    1997
                     -----------------------  -----------------------
                        High         Low         High          Low
---------------------------------------------------------------------
Quarter ended:
     December 31      $144 3/8    $117         $124         $105 1/4
     September 30      153 1/4     119          108           99 1/2
     June 30           150 1/4     135 9/16     110 1/2       98
     March 31          137 5/16    120  1/8     109 3/4       94
---------------------------------------------------------------------
---------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 1998, follows:

                                                                     Year Ended December 31,
                                         --------------------------------------------------------------------------
Millions, except per share amounts          1998(a)           1997            1996            1995           1994
                                         --------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                                   $   578         $   310         $   325         $   222        $   228
Expenses                                       519             329             336             234            219
Pretax operating earnings (loss)                59             (19)            (11)              4              9
   Net realized investment gains                71              97              39              39             39
Pretax earnings                                130              78              28              43             48
   Income tax provision                         48              29              19              17             21
After tax earnings                              82              49               9              26             27
   Loss on early extinguishment of
     debt, after tax                          --                (6)           --              --             --
   Gain from sale of discontinued
     operations, after tax                    --              --              --                66(b)        --
   Cumulative effect of accounting
      change - purchased mortgage
       servicing, after tax                   --              --              --              --              (44)(c)
Net income (loss)                               82              43               9              92            (17)
   Other comprehensive income (loss),
     after tax                                  (9)             42(d)           54              18            (55)
Comprehensive net income (loss)            $    73         $    85         $    63         $   110        $   (72)
Basic earnings per share:
   After tax earnings                      $ 13.38         $  6.89         $   .66         $  1.88        $  1.27
   Net income (loss)                         13.38            5.98             .66           10.30          (3.72)
   Comprehensive net income (loss)           11.87           12.33(d)         8.01           12.64          (9.89)
Diluted earnings per share:
   After tax earnings                        11.94            6.22             .60            1.71           1.20
   Net income (loss)                         11.94            5.40             .60            9.36          (3.51)
   Comprehensive net income (loss)           10.58           11.15(d)         7.33           11.48          (9.34)
Cash dividends paid per share of
   common stock                               1.60             .80             .80             .20           --
ENDING BALANCE SHEET DATA:
Total assets                               $ 3,281         $ 2,010(d)      $ 1,981         $ 1,872        $ 1,807
Short-term debt                                749             571             408             445            254
Long-term debt                                 360             304             424             407            547
Minority interest - preferred stock of
  subsidiary                                    44              44              44              44            100
Shareholders' equity                           703             659(d)          687(e)          700(e)         661(e)
Book value per common and equivalent
  share (f)                                 109.68(g)       100.08(d)        90.81           83.28          68.95

(a) Includes the ending balance sheet and the interim period results of operations of Folksamerica which was acquired by Fund American on August 18, 1998.
(b) Reflects the settlement of certain tax liabilities relating to the sale of Fireman's Fund Insurance Company ("Fireman's Fund") for less than the previously accrued amount.
(c) Reflects the prior years' cumulative effect of a change in Source One's methodology used to measure impairment of its purchased mortgage servicing rights asset.
(d) Restated as a result of Fund American's acquisition of Folksamerica during 1998. See Note 2.
(e) Reflects significant redemptions of the Company's Voting Preferred Stock Series D, par value $1.00 per share and repurchases of Shares.
(f) Book value per common share as adjusted for the after tax dilutive effects of outstanding options and warrants to acquire Shares.
(g) Excludes a $37.1 million unamortized deferred credit associated with Fund American's purchase of Folksamerica which will serve to increase the Company's future book value per common and equivalent share by $5.43 over an approximate five year period. See Note 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


CONSOLIDATED RESULTS

     Fund American reported comprehensive net income of $73.3 million for the year ended December 31, 1998, which compares to comprehensive net income of $84.7 million and $63.2 million for 1997 and 1996, respectively. Comprehensive net income for 1998 includes after tax unrealized investment holding gains of $37.2 million versus $104.6 million and $79.6 million for 1997 and 1996, respectively.

     Net income, which does not include comprehensive income items (primarily unrealized investment holding gains and losses), for 1998 was $82.2 million versus $43.0 million and $8.6 million for 1997 and 1996, respectively. Net income for 1998 includes after tax realized investment gains of $46.1 million versus $62.9 million and $25.0 million for 1997 and 1996, respectively.

     Net income applicable to common stock (which is net of preferred stock dividends) for 1998, 1997 and 1996 was $78.5 million, $39.3 million and $4.9 million, respectively.

     Book value per common and common equivalent share was $109.68 at December 31, 1998 ($115.11 including the after tax unamortized deferred credit associated with Fund American's purchase of Folksamerica in August 1998), which compares to $100.08 at December 31, 1997. Strong operating results at the Company's reinsurance and mortgage banking subsidiaries and favorable investment portfolio results produced most of the increase in book value per share from 1997 to 1998.

INSURANCE OPERATIONS

REINSURANCE OPERATIONS

     Folksamerica contributed $10.0 million to net income during 1998, which includes $4.5 million of net income from January 1, 1998 to August 18, 1998 during which Folksamerica was an unconsolidated affiliate and $5.5 million of net income during which Folksamerica was consolidated. Folksamerica contributed $5.2 million and $2.4 million to net income as an unconsolidated insurance affiliate during 1997 and 1996, respectively.

     Folksamerica's results for the three years ended December 31, 1998, 1997 and 1996 included $238.1 million, $238.0 million and $181.4 million of earned reinsurance premiums, respectively, and $170.3 million, $165.6 million and $138.6 million of losses and loss adjustment expenses, respectively. For 1998 Folksamerica's combined ratio was 108.0% versus a combined ratio of 102.9% and 108.9% for the comparable 1997 and 1996 periods.

     A summary of Folksamerica's 1998, 1997 and 1996 underwriting results follows:


                                                Year Ended December 31,
                                      --------------------------------------
Dollars in millions                         1998         1997         1996
----------------------------------------------------------------------------
Net written premiums                    $  212.6     $  232.4     $  171.9
                                      --------------------------------------
Earned premiums                            238.1        238.0        181.4
Losses and loss adjustment expenses        170.3        165.6        138.6
Underwriting expenses                       92.6         81.6         54.8
   Underwriting loss                    $  (24.8)    $   (9.2)    $  (12.0)
Combined ratios:
   Loss and loss adjustment expense         71.5%        69.6%        76.4%
   Underwriting expense                     36.5         33.3         32.5
                                      --------------------------------------
          Combined                         108.0%       102.9%       108.9%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

     During 1998, Folksamerica's written premium volume decreased approximately 9% versus 1997 premium levels reflecting an increase in non-renewed business due to deteriorating terms and conditions. Folksamerica's combined ratio for 1998 was higher than that of 1997 due primarily to two property events experienced during the year (Canadian ice storms and Hurricane Georges) and higher asbestos and environmental losses. During 1997, Folksamerica's premium volume increased approximately 35% versus 1996 premium levels reflecting its acquisition of Christiania General Insurance Corporation in June 1996.

     As previously mentioned, Folksamerica underwrites each reinsurance contract anticipating an element of underwriting profit. The anticipated degree of underwriting profit varies by contract and is based on a variety of factors which can include some degree of float. Despite this expectation on an individual contract basis, Folksamerica's reported results for the years ended December 31, 1998, 1997 and 1996 included overall underwriting losses due to the following: (i) actual results on some accounts or classes have produced higher than anticipated loss costs. Considering the highly competitive market conditions, there has been insufficient margin in profitable accounts to absorb higher loss costs produced by other accounts; (ii) higher than anticipated property catastrophe losses, particularly during 1998; and (iii) continued strengthening of reserve portfolios relating to acquired companies, particularly for claims related to mass torts. In this regard, Folksamerica has built ample protections into its prior acquisition structures which partially mitigate the underwriting losses. The financial benefits of those protections are generally not reflected in the underwriting results, rather, such benefit is included in "other insurance operations revenue" in the income statement.

     Since Folksamerica's claims settlement period generally extends over a long period of time, Folksamerica earns significant amounts of investment income on the float generated by its reinsurance operations. When considering investment income and certain other items at the Folksamerica holding company level (primarily interest expense and income taxes), Folksamerica reported net income of $27.3 million, $35.9 million and $17.1 million for the three years ended December 31, 1998, 1997 and 1996, respectively, and reported comprehensive net income of $53.3 million, $50.9 million and $18.4 million during those periods, respectively. This resulted in Folksamerica attaining an after tax return on its beginning equity of 20.9%, 29.9% and 16.0% for 1998, 1997 and 1996, respectively.

     The following table presents the subsequent development of the year-end reinsurance losses for the ten year period from 1988 to 1998. Section I of the table shows the estimated liabilities that were recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss adjustment expenses ("lae"). Section II shows the re-estimate of the liabilities made in each succeeding year. Section III shows the cumulative liabilities paid of such previously recorded liabilities. Section IV shows the cumulative deficiency representing the aggregate change in the liability from the original balance sheet dates:

                                                      Reinsurance Losses and Loss Adjustment Expenses (a)
                                                                    Year Ended December 31,
                             ----------------------------------------------------------------------------------------------------
Dollars in Millions             1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
---------------------------------------------------------------------------------------------------------------------------------
I. Liability for unpaid
    losses and lae             $267.7   $312.7   $355.2   $425.2   $647.1   $670.6   $709.7   $760.8   $740.8   $739.1   $723.2

II. Liability re-estimated
    as of:
        1 year later            276.7    321.5    388.8    456.3    695.4    701.1    768.7    786.4    765.2    755.8    -
        2 years later           279.0    353.1    413.3    462.2    717.0    757.3    797.8    810.4    785.4
        3 years later           301.4    376.1    415.4    476.9    759.2    779.2    818.6    833.0
        4 years later           326.5    378.0    424.9    496.6    770.4    800.1    837.5
        5 years later           328.7    391.0    438.2    499.2    795.0    817.1
        6 years later           344.2    400.5    441.7    509.6    808.9
        7 years later           351.4    403.7    450.4    516.0
        8 years later           354.5    410.4    456.8
        9 years later           364.6    415.7
      10 years later            370.3

III. Cumulative amount of
       liability paid through:
        1 year later             66.0     84.5     93.8    119.4    220.8    201.5    203.1    214.1    183.1    175.0    -
        2 years later           103.5    135.4    154.7    179.1    338.1    324.9    341.4    339.5    305.6
        3 years later           131.7    171.5    191.7    233.9    416.5    422.6    432.4    424.5
        4 years later           156.1    195.5    226.8    278.3    487.2    487.7    494.5
        5 years later           172.1    221.6    258.3    312.4    534.0    529.4
        6 years later           193.5    243.7    285.0    339.1    563.1
        7 years later           211.4    265.5    304.7    353.0
        8 years later           229.2    278.6    314.4
        9 years later           242.8    286.4
      10 years later            250.2

IV. Cumulative deficiency      $102.6   $103.0   $101.6   $ 90.8   $161.8   $146.4   $127.9   $72.2    $44.6    $16.8     -
      Percent deficient          38%      33%      29%      21%      25%      22%      18%      9%       6%       2%      -
---------------------------------------------------------------------------------------------------------------------------------

(1) For the years 1988 through 1991 liabilities are shown net of reinsurance recoverable. For the years 1992 through 1998 liabilities are shown without regard to reinsurance recoverable in accordance with SFAS No. 113. The table excludes the insurance operations of VGI whose liability for unpaid losses and lae totalled $88.5 million, $71.9 million and $65.4 million as of December 31, 1998, 1997 and 1996, respectively. Historic data for VGI is not considered to be meaningful due to Charter reinsuring all of its business to its former owner for periods prior to 1996. During 1998 and 1996, VGI's losses and loss adjustment expenses relating to prior years developed unfavorably by $6.7 million and $3.5 million, respectively. During 1997, VGI's losses and loss adjustment expenses relating to prior years developed favorably by $2.5 million pretax.

     The table above has been prepared in accordance with prescribed instructions, however, management believes that this information is not indicative of Folksamerica's actual loss development history for the following reasons: (i) with respect to 1992 through 1998, the information is presented prior to considering the benefit of significant amounts of ceded reinsurance recovered (and recoverable) from Folksamerica's reinsurers; (ii) the information includes the complete loss development history for companies acquired by Folksamerica for all periods presented, including periods prior to Folksamerica's acquisition of such companies; and (iii) the structure of each of Folksamerica's acquisitions has provided effective economic protections to offset potential post-acquisition loss development. The form of these protections has included deferred and adjustable purchase consideration and favorable purchase prices. In consideration of such factors, the table presented below is management's attempt to adjust the deficiencies presented above for the most recent five years:

                                        Year Ended December 31,
                               ---------------------------------------
Percent of deficit to carried    1994    1995    1996    1997   1998
reserves:
----------------------------------------------------------------------
Deficiency as reported            18%      9%      6%      2%     -%
Deficiency as adjusted for
  the effects described above      3%      2%      1%     -%      -%
----------------------------------------------------------------------
----------------------------------------------------------------------

INSURANCE OPERATIONS

     Valley, Charter and WMIC represent Fund American's consolidated insurance subsidiaries. Valley, Charter and WMIC's results for the years ended December 31, 1998, 1997 and 1996, included $160.6 million, $145.3 million and $109.7 million of property and casualty insurance premiums earned, respectively, and $115.1, $97.1 million and $85.9 million of losses and loss adjustment expenses, respectively.

     A summary of 1998, 1997 and 1996 underwriting results for Valley, Charter and WMIC follows:


                                           Year Ended December 31, 1998
                                      -------------------------------------
Dollars in millions                       Valley     Charter         WMIC
---------------------------------------------------------------------------
Net written premiums                    $   94.3     $  64.3     $    6.3
                                      -------------------------------------
Earned premiums                             91.1        64.2          5.3
Losses and loss adjustment expenses         67.8        43.7          3.6
Underwriting expenses                       31.3        15.5          3.5
   Underwriting profit (loss)           $   (7.9)    $   5.0     $   (1.8)
Combined ratios:
   Loss and loss adjustment expense         74.4%       68.0%        67.3%
   Underwriting expense                     33.5        23.8         61.1
                                      -------------------------------------
         Combined                          107.9%       91.8%       128.4%
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                           Year Ended December 31, 1997
                                      -------------------------------------
Dollars in millions                       Valley     Charter         WMIC
---------------------------------------------------------------------------
Net written premiums                    $   83.2     $  62.9     $    4.7
                                      -------------------------------------
Earned premiums                             79.6        62.4          3.3
Losses and loss adjustment expenses         51.8        41.8          3.5
Underwriting expenses                       28.3        17.1          2.0
   Underwriting profit (loss)           $    (.5)    $   3.5     $   (2.2)
Combined ratios:
   Loss and loss adjustment expense         65.0%       66.9%       107.8%
   Underwriting expense                     34.8        27.3         53.1
                                      -------------------------------------
        Combined                            99.8%       94.2%       160.9%
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                           Year Ended December 31, 1996
                                      -------------------------------------
Dollars in millions                       Valley     Charter         WMIC
---------------------------------------------------------------------------
Net written premiums                    $   75.1     $  69.9     $    2.0
                                      -------------------------------------
Earned premiums                             70.7        37.7          1.3
Losses and loss adjustment expenses         54.4        30.3          1.2
Underwriting expenses                       24.8         8.0           .9
   Underwriting loss                    $   (8.5)    $   (.6)    $    (.8)
Combined ratios:
   Loss and loss adjustment expense         76.8%       80.4%        95.8%
   Underwriting expense                     34.9        18.9         50.4
                                      -------------------------------------
        Combined                           111.7%       99.3%       146.2%
---------------------------------------------------------------------------
---------------------------------------------------------------------------

     Valley's 1998 underwriting results suffered from losses in certain of its commercial lines business (primarily within Washington) which resulted in an underwriting ratio of 107.9% for the year and an underwriting loss of $7.9 million. Charter's 1998 underwriting results produced a satisfactory 91.8% combined ratio and a $5.0 million underwriting profit. For 1998, Charter's policy counts increased strongly but total premiums were down due to price reductions, a shift towards liability-only policies and a shift towards six-month policies. WMIC's loss and loss adjustment expense ratio for 1998 of 67.3% shows significant improvement over prior year results but its expense ratio for 1998 of 61.1% will not be meaningful for some time. WMIC's premium volumes must grow significantly from current levels to provide sufficient expense ratio economies of scale.

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

     Valley's 1996 underwriting results were adversely impacted by severe fourth quarter storm-related losses and by $3.5 million in reserve strengthening for losses and loss adjustment expenses incurred in prior years. Charter's earned premiums trailed net written premiums during 1996 because Charter began to retain virtually all its written premiums. Charter's policies written prior to 1996 were fully ceded to a former affiliate of Charter.

     Valley, Charter and WMIC's claims are normally settled in a more timely manner than those of Folksamerica which limits the amount of investment income that can be generated on the earned and unearned insurance premiums that it has received from its policyholders. When considering investment income and certain other items of VGI (primarily interest expense, income taxes and goodwill amortization), VGI reported net income (loss) of $5.0 million, $7.2 million and $(2.6) million for the three years ended December 31, 1998, 1997 and 1996, respectively, and reported comprehensive net income (loss) of $11.4 million, $13.6 million and $(1.8) million during those periods, respectively. This resulted in VGI attaining an after tax return (loss) on equity of 11.0%, 14.8% and (1.9)% for 1998, 1997 and 1996, respectively.



INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     FSA and MSA represented Fund American's investments in unconsolidated insurance affiliates at December 31, 1998. Fund American's investment in FSA increased $42.0 million during 1998 which consisted of $13.8 million of pretax earnings from FSA Common Stock, $26.6 million of pretax unrealized investment gains from FSA Options and Preferred Stock, $3.1 million of pretax unrealized investment gains from FSA's investment portfolio, less $1.5 million of dividends received from FSA Common Stock. White Mountains' investment in MSA increased $9.0 million during 1998 (excluding White Mountains' additional purchase of MSA Common Stock for $70.3 million in February 1998) which consisted of $4.9 million of pretax earnings from MSA Common Stock and $4.1 million of pretax unrealized investment gains from MSA's investment portfolio.

     FSA, MSA, Folksamerica and Murray Lawrence represented Fund American's investments in unconsolidated insurance affiliates as of December 31, 1997. Fund American's investment in FSA increased $80.0 million during 1997 which consisted of $11.4 million of pretax earnings from FSA Common Stock, $68.0 million of pretax unrealized investment gains from FSA Options and Preferred Stock, $2.1 million of pretax unrealized investment gains from FSA's investment portfolio, less $1.5 million of dividends received from FSA Common Stock. White Mountains' investment in MSA increased $6.2 million during 1997 which consisted of $3.8 million of pretax earnings from MSA Common Stock and $2.4 million of pretax unrealized investment gains from MSA's investment portfolio. White Mountains' investment in Folksamerica increased $2.7 million during 1997 (excluding White Mountains' purchase of Folksamerica Common Stock for $20.8 million during December 1997) which consisted of $.9 million of pretax earnings from Folksamerica Common Stock and $1.8 million of pretax unrealized investment gains from Folksamerica's investment portfolio. White Mountains investment in Murray Lawrence, which was acquired on December 8, 1997, remained at its cost of $23.6 million during 1997.

     FSA, MSA and Folksamerica represented Fund American's investments in unconsolidated insurance affiliates as of December 31, 1996. Fund American's investment in FSA increased $23.1 million during 1996 (excluding Fund American's purchase of 1,000,000 additional shares of FSA Common Stock for $26.5 million during 1996) which consisted of $7.8 million of pretax earnings from FSA Common Stock, $17.3 million of pretax unrealized investment gains from FSA Options and Preferred Stock, less $1.0 million of pretax unrealized investment losses from FSA's investment portfolio, less $1.0 million of dividends received from FSA Common Stock. White Mountains' investment in MSA increased $1.0 million during 1996 which consisted of $1.5 million of pretax earnings from MSA Common Stock offset by $.5 million of pretax unrealized investment losses from MSA's investment portfolio. White Mountains' investment in Folksamerica increased $.2 million from June 1996 to December 31, 1996.


MORTGAGE BANKING OPERATIONS

     For the year ended December 31, 1998, Source One's mortgage banking operations contributed $33.2 million of net income to Fund American versus net losses of $22.1 million and $8.0 million for during 1997 and 1996, respectively. Source One's 1998 results include a $15.2 million pretax, $9.9 million after tax, gain on sales of mortgage servicing rights. Source One's 1997 results included the following charges: (i) a $6.0 million after tax extraordinary loss on early extinguishment of debt, (ii) restructuring and compensation charges of $3.1 million pretax, $2.0 after tax, associated with Source One's plan to reduce its operating costs and improve its financial performance, (iii) an $8.0 million pretax, $5.2 million after tax, loss on sales of mortgage servicing rights and assumption of subservicing and (iv) a $17.7 million pretax, $11.5 million after tax, charge to Source One's valuation allowance for impairment of their capitalized mortgage loan servicing portfolio. Source One's 1996 results include a $29.1 million pretax ($25.9 after tax) write-off of goodwill and certain other intangible assets which was partially offset by a $10.1 million pretax, $6.6 million after tax, gain on sales of mortgage servicing rights.

     Gross mortgage servicing revenue was $78.1 million for the year ended December 31, 1998 which compares to $94.9 million in 1997 and $139.6 million in 1996. The decrease in gross mortgage servicing revenue from 1996 to 1998 is primarily the result of sales of mortgage servicing rights with respect to $10.6 billion and $17.0 billion of mortgage loans during 1998 and 1997, respectively.

     Source One's net mortgage servicing revenue was $43.3 million for the year ended December 31, 1998 which compares to $38.2 million in 1997 and $70.3 million in 1996. Net mortgage servicing revenue for the year ended December 31, 1998 was enhanced by $20.4 million of pretax net gains on financial instruments versus gains of $11.3 million for 1997 and $9.9 million for 1996.

     Source One utilizes interest rate floor contracts, interest rate swap agreements and principal only swap agreements to mitigate the effect on earnings of higher amortization and impairment of the capitalized servicing asset caused by changes in market interest rates. These financial instruments are carried at fair value on the balance sheet with unrealized and realized gains reported as net gains on financial instruments on the income statement. Source One's management believes that these financial instruments have proven to be an effective means to substantially offset fluctuations in the value of Source One's mortgage servicing asset caused by changes in market interest rates.

     Net gains on sales of mortgages were $86.8 million for the year ended December 31, 1998, versus $21.5 million in 1997 and $38.3 million in 1996. The increase in gains from 1997 to 1998 reflects significant increases in Source One's correspondent production and related mortgage sales volumes during the period. The decrease in gains from 1996 to 1997 are due primarily to a change in Source One's loan production mix which included a proportionately higher volume of correspondent production during 1997 versus 1996 (which generates lower originated mortgage servicing rights income).

     During 1998 Source One sold the rights to service $10.6 billion of nonrecourse mortgage loans for cash proceeds of $227.9 million, resulting in a pretax gain of $15.2 million. During 1997 Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans for cash proceeds of $266.9 million, resulting in a pretax loss of $8.0 million. As part of the 1998 and 1997 servicing sales, Source One retained the right to subservice $4.1 billion and $17.0 billion of these loans, respectively, for a contracted fee through 2001. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million.

     Total mortgage loan production for the years ended December 31, 1998, 1997 and 1996, was $10.9 billion, $4.4 billion and $3.8 billion, respectively. The increase in production from 1996 to 1998 is reflective of overall lower market interest rates and a corresponding increase in refinancing activities during the period. Production related to refinancing activities made up 61%, 40% and 33% of total production during 1998, 1997 and 1996, respectively.


INVESTMENT OPERATIONS

     The total return from Fund American's investment activities (excluding net unrealized investment holding gains and losses from Fund American's investments in unconsolidated insurance affiliates) is shown below:

                                                  Year Ended December 31,
                                          ----------------------------------
Millions                                        1998       1997       1996
----------------------------------------------------------------------------
Net investment income:
   Mortgage banking operations              $   81.6   $   43.5   $   40.8
   Insurance operations, reinsurance
      operations and other                      36.8       21.6       16.5
                                          ----------------------------------
Total net investment income                    118.4       65.1       57.3
Net unrealized investment holding
   gains arising during the period              26.8       86.6      106.5
                                          ----------------------------------
Total net investment return, before tax     $  145.2   $  151.7   $  163.8
----------------------------------------------------------------------------
----------------------------------------------------------------------------


     Fund American's investment income is comprised primarily of interest income earned on mortgage loans originated by Source One, interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations and dividend income from its equity investments. The increase in net investment income from mortgage banking operations from 1996 to 1998 is mainly attributable to an increase in interest income from mortgage loans held for sale due to higher mortgage loan production experienced during those periods, particularly during 1998. The increase in net investment income from insurance, reinsurance and other from 1997 to 1998 is primarily the result of the addition of Folksamerica's sizable fixed income portfolio in August 1998. The increase in net investment income from insurance, reinsurance and other from 1996 to 1997 is a result of increases in investment income from White Mountains' growing portfolio of fixed maturity investments.

     Net realized investment gains of $71.0 million recorded during 1998 resulted principally from the sale of all Fund American's holdings (1,014,250 common shares) of White River Corporation for net proceeds of $92.1 million. The total cash received by Fund American included the sales proceeds associated with shares which were being held for delivery upon the exercise of existing employee stock options (295,432 common shares or $17.8 million) and is payable to the recipient at a future date pursuant to the Company's nonqualified retirement plan.

     Net realized investment gains of $96.7 million recorded during 1997 included $37.2 million of pretax gains from the sale of 1,980,982 shares of the common stock of Travelers Property Casualty Corp. for net proceeds of $69.2 million, $24.3 million of pretax gains from the sale of 5,000,000 units of beneficial interest of San Juan Basin Royalty Trust for net proceeds of $45.7 million, $10.3 million of pretax gains from the sale of 388,140 shares of the common stock of Mid Ocean Limited ("Mid Ocean") for net proceeds of $22.6 million and $15.5 million of pretax gains from the sale of 834,895 shares of the common stock of Veritas DGC Inc. for net proceeds of $20.9 million.

      Net realized investment gains of $38.5 million recorded during 1996, before tax, included $27.2 million of pretax gains from the sale of 2,928,100 shares of the common stock of The Louisiana Land & Exploration Company common stock for net proceeds of $125.1 million, $1.4 million of pretax gains from the sale of 2,042,572 shares of the common stock of Zurich Reinsurance Centre Holdings, Inc. for net proceeds of $61.8 million and $9.3 million of pretax gains from the sale of 600,000 of the shares of common stock of Mid Ocean for net proceeds of $28.2 million.


EXPENSES

     Insurance losses and loss adjustment expenses totalled $174.8 million for 1998 versus $97.1 million for 1997 and $85.9 million for 1996. Insurance and reinsurance acquisition expenses totalled $54.8 million for 1998 versus $23.2 million for 1997 and $15.2 million for 1996. The increase in these insurance expenses from 1997 to 1998 is primarily attributable to the inclusion of Folksamerica in the Company's consolidated results during the 1998 third quarter. The increase in these insurance expenses from 1996 to 1997 is due to an increase in insurance premium volumes at Valley, Charter and WMIC. During 1998 and 1996, losses and loss adjustment expenses relating to prior years developed unfavorably by $6.7 million and $3.5 million, respectively. During 1997, losses and loss adjustment expenses relating to prior years developed favorably by $2.5 million pretax.

     Compensation and benefits expenses totalled $130.2 million for 1998 versus $101.8 million for 1997 and $91.3 million for 1996. The increase in compensation and benefits expense from 1997 to 1998 is due to an increase in production-related compensation at Source One and the inclusion of $7.1 million of Folksamerica's compensation and benefits expenses for 1998. The increase in compensation and benefits expense from 1996 to 1997 is primarily due to an increase in stock-based compensation accruals associated with certain of the Company's long-term compensation plans and its qualified and nonqualified retirement plans. During 1997 the market value of the Company's common stock rose 26%.

     Interest expense of $83.9 million for 1998 compares to $46.0 million for 1997 and $46.3 million for 1996. The increase in interest expense from 1997 to 1998 reflects: (i) an increase in average indebtedness outstanding during 1998 at Source One as a result of significantly higher mortgage loan production volumes; (ii) the inclusion of $1.4 million of Folksamerica's interest expense for 1998; and (iii) an increase in average indebtedness under White Mountains' $50.0 million revolving credit facility associated with its 1998 acquisition of Folksamerica and its 1998 increase in its investment in MSA.

     General expenses of $75.4 million for 1998 compares to $60.5 million for 1997 and $64.9 million for 1996. The increase in compensation and benefits expense from 1997 to 1998 is due to an increase in production-related general expenses at Source One and the inclusion of $1.3 million of Folksamerica's general expenses for 1998.

     Source One's provision for mortgage loan losses, included in general expenses, was $3.8 million in 1998 which compares to $4.7 million for 1997 and $3.0 million for 1996. The decrease in provision for loan losses from 1996 to 1998 primarily reflects significant reductions in the size of Source One's owned mortgage servicing portfolio during the period. Source One has established an allowance for mortgage loan losses which totalled $11.5 million and $12.8 million as of December 31, 1998 and 1997, respectively. In addition, Source One has established a $5.2 million and $8.2 million pretax reserve for estimated losses on its principal recourse portfolio as of December 31, 1998 and 1997, respectively. Source One believes that its total allowances are adequate to provide for estimated uninsured losses on the mortgage servicing portfolio.

INCOME TAXES

     The income tax provision related to pretax earnings for 1998, 1997 and 1996 represents an effective tax rate of 36.8%, 37.5% and 68.7%, respectively. The primary reason for the high effective tax rate experienced in 1996 was the write-off of goodwill and certain other intangible assets related to Source One. The total pretax write-off of these assets was $32.6 million and the related tax benefit was $3.2 million.

     Fund American recorded a net deferred Federal income tax asset of $7.8 million as of December 31, 1998. The 1998 net deferred tax asset includes $142.9 million of deferred tax assets (relating primarily to various operating items) partially offset by $135.1 million of deferred tax liabilities (relating primarily to net unrealized investment holding gains). Fund American recorded a net deferred Federal income tax liability of $19.6 million as of December 31, 1997. The 1997 net deferred tax liability includes $108.0 million of deferred tax liabilities (relating primarily to net unrealized investment holding gains) partially offset by $88.4 million in net deferred tax assets (relating primarily to various operating items).

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

     In August 1998 the Company entered into a $35.0 million revolving credit agreement with a syndicate of banks which served to replace an expiring arrangement in the same amount. Under the agreement, through August 12, 1999, the Company may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants and conditions. At December 31, 1998 the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. At December 31, 1997 the Company had no outstanding borrowings under the former facility.

     During 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs. During 1995 and 1994 the Company repurchased $8.8 million and $24.9 million, respectively, in principal amount of the notes due in February 2003. At December 31, 1998 the $116.3 million of remaining outstanding notes had an average maturity of 4.4 years and a yield to maturity of 7.82%.

     During 1998 and 1997 the Company repurchased 151,916 Shares for $19.8 million and 924,739 Shares for $103.5 million, respectively. All Shares repurchased during 1998 and 1997 have been retired. During 1998 and 1997 the Company declared and paid quarterly cash dividends of $.40 per Share and $.20 per share, respectively. The Company's repurchases of Shares and dividends paid during 1998 and 1997 represent returns of excess capital to its shareholders.

     In connection with Source One's 1997 sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made a collection, payment and performance guaranty to the buyer for a period of no more than ten years. The aggregate amount of the Company's guaranty is initially limited to $20.0 million and amortizes down to $15.0 million as mortgage loans serviced under agreement are repaid. During 1998, the Company permitted the third party to include an additional $2.9 billion of mortgage servicing rights that it purchased from Source One during 1998 to be included in the guaranty, however, the inclusion of the 1998 servicing rights sold did not serve to change the maximum amount of the guaranty or the original term of the agreement. The Company estimates that its aggregate guaranty under this arrangement is currently approximately $15.0 million.


WHITE MOUNTAINS, FOLKSAMERICA, VALLEY AND CHARTER

     In November 1996 White Mountains and Valley entered into a five year credit facility under which they may borrow up to $50.0 million and $15.0 million, respectively, at market interest rates. The facility contains certain customary covenants and conditions but does limit White Mountains' ability to pay dividends to its shareholders. As of December 31, 1998 and 1997, White Mountains and Valley were in compliance with all covenants under the facility. At December 31, 1998 White Mountains had $50.0 million of borrowings outstanding under the facility which were used to partially fund White Mountains additional investment in MSA and its acquisition of Folksamerica during 1998. White Mountains 1998 borrowings had a weighted average interest rate of 6.20%. White Mountains had no borrowings outstanding at December 31, 1997 under the facility. During 1998 and 1997 Valley had $15.0 million of borrowings outstanding under the facility with a weighted average interest rate of 6.14% and 6.09%, respectively.

     In November 1995 Charter issued two notes totalling $20.2 million. Certain of the notes were due in 1996 and $3.2 million of notes were extended to be payable in three equal installments in 1997, 1998 and 1999. As of December 31, 1998 $1.1 million of the notes remained outstanding. The notes are collateralized by certain assets of Charter.

     During 1997 the Company reorganized its structure in order to strengthen Source One and make it a part of Fund American's operating group under White Mountains. Pursuant to this reorganization plan, White Mountains was merged into FAE and the combined entity was immediately renamed White Mountains. In addition, Source One received $139 million of capital infusions, consisting primarily of Fund American's investments in FSA, in order to improve Source One's debt ratings and reduce its borrowing costs. As a result of the reorganization plan, the Company currently owns 3% of the outstanding common stock of Source One and White Mountains owns the remaining 97% of the outstanding common stock of Source One.

     As part of the August 18, 1998 Folksamerica acquisition, Fund American agreed to repay or refinance Folksamerica's $55.6 million of outstanding long-term indebtedness during February 1999. On February 24, 1999, White Mountains repayed and replaced its $50.0 million five year credit facility with a new $100 million facility at Folksamerica. The new credit agreement contains certain customary covenants and conditions.

     On February 11, 1999, White Mountains entered into a definitive agreement to sell VGI (which includes Valley, Charter and WMIC but excludes Valley National) to Unitrin, Inc. for total proceeds of approximately $215 million (consisting of approximately $130 million in cash upon closing and a special dividend consisting primarily of investment securities of approximately $85 million prior to close). The transaction is subject to certain Federal and state approvals and is expected to close during the 1999 second quarter. White Mountains expects to record an approximate $90 million pretax gain on the sale of VGI.

     In a separate transaction, White Mountains has entered a definitive contract to sell Valley National to Executive Risk Indemnity for an amount to be determined upon closing. The transaction is subject to certain Federal and state approvals and is expected to close during the 1999 second quarter. White Mountains expects to record an approximate $8 million pretax gain on the sale of Valley National.

     On March 25, 1999, Fund American and Citicorp Mortgage, Inc. ("Citicorp") reached a definitive agreement (the "Citicorp Agreement") under which Citicorp will acquire a substantial amount of Fund American's mortgage-banking related assets and certain of its mortgage banking liabilities. Fund American will retain the Source One legal entity which will continue to own all of Fund American's investments in FSA and certain other mortgage-related and other assets and liabilities. Fund American will likely sell or run-off the residual mortgage-banking assets remaining after the sale and extinguish the remaining liabilities. Fund American expects to record an after tax gain of approximate $15.0 million gain on the Citicorp Agreement. The amount of prospective gain on the sale of Source One's residual net mortgage-banking assets cannot be accurately determined at this time.

     Under the insurance laws of the various states under which Folksamerica, Valley, Charter and WMIC are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Folksamerica, Valley, Charter and WMIC in the future.


SOURCE ONE

     Source One's primary cash flow requirements relate to funding mortgage loan production and investments in mortgage servicing rights. To meet these financing needs, Source One relies on various short-term and long-term credit facilities, early funding programs and cash flow from operations. Source One's investments, mortgage loans held for sale and mortgage loan servicing portfolio provide a liquidity reserve since these assets may be sold to meet cash needs.

     During 1998 Source One sold the rights to service $10.6 billion of nonrecourse mortgage loans for cash proceeds of $227.9 million. During 1997 Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans for cash proceeds of $266.9 million. As part of the 1998 and 1997 servicing sales, Source One retained the right to subservice $4.1 billion and $17.0 billion, respectively, of these loans for a contracted fee through 2001. The proceeds of the 1997 and 1998 servicing sales were used by Source One to retire debt and to distribute its excess capital to common shareholders. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for cash proceeds of $55.9 million.

     In July 1998 Source One amended and restated its $600.0 million secured revolving credit agreement to increase its borrowing capacity and flexibility. The provisions of the amended agreement increased Source One's borrowing capacity to $800.0 million. The facility expires on July 9, 1999. At December 31, 1998, Source One had $650.5 million of borrowings outstanding under this facility.

     In July 1997 Source One amended and restated its secured revolving credit agreement to decrease its borrowing capacity from $750.0 million to $600.0 million and to reduce its borrowing costs by lowering the facility fee. At December 31, 1997, Source One had $559.0 million of borrowings outstanding under this facility.

     During the second quarter of 1998 Source One entered into two additional secured credit agreements whereby it may borrow up to $35.0 million and $175.0 million through July 1999 and April 1999, respectively. At December 31, 1998, Source One had a total of $21.6 million in borrowings outstanding under these agreements.

     In April 1998 Source One replaced its existing $15.0 million unsecured revolving credit agreement under which it can borrow up to $40.0 million through April 15, 1999. As of December 31, 1998, there was $25.2 million outstanding under the revolving credit agreement.

     In May 1997 Source One entered into a unsecured revolving credit agreement under which it can borrow up to $15.0 million through June 1, 1998. As of December 31, 1997, there was $10.5 million outstanding under the revolving credit agreement.

     In December 1995, Source One exchanged and retired 2,239,061 shares of preferred stock (the "Source One Preferred Stock") for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due in 2025 but are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999.

     Dividends paid on the Source One Preferred Stock were $3.7 million for 1998, 1997 and 1996. Dividends on the Source One Preferred Stock accrue at an annual rate of 8.42% or $2.105 per share of Source One Preferred Stock outstanding.

     In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001 of which $138.4 million remained outstanding at December 31, 1996. During 1997 Source One repurchased and retired in principal amount $119.7 million of these notes leaving $18.7 million outstanding at December 31, 1997 and 1998.

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

MARKET RISK

     Fund American's consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices such as prices for common equity securities. Due to Fund American's sizable investments in fixed maturity investments and common equity securities at its insurance and reinsurance subsidiaries, derivative securities and mortgage-related assets and liabilities at its mortgage banking subsidiary and its use of medium and long-term debt financing at the Company and certain of its operating companies, market risk can have a significant affect on Fund American's consolidated financial position.


INTEREST RATE RISK

     FIXED MATURITY PORTFOLIO. In connection with the Company's consolidated insurance and reinsurance subsidiaries, Fund American invests in interest rate sensitive securities, primarily debt securities. Fund American's strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. Fund American's investments in fixed maturity investments are held as available for sale and, accordingly, Fund American accepts that realized and unrealized losses on these instruments may occur. Fund American does not use derivative securities to manage its interest rate risk associated with its fixed maturity investments, rather it manages the average duration of the fixed maturity portfolio in the anticipation of achieving an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.

     Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. These investments are carried at fair value on the balance sheet with unrealized gains reported net of tax in a separate component of shareholders equity.

     DERIVATIVE SECURITIES. In connection with its mortgage banking operations, Source One utilizes derivative contracts, consisting of interest rate floor contracts, interest rate swap agreements and principal-only swap agreements, in an attempt to offset the effect on earnings of impairment of its capitalized servicing asset caused by changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into increases and decreases in fair values of these financial instruments, respectively. These financial instruments are carried at fair value on the balance sheet (as other investments) with unrealized and realized gains reported as net gains on financial instruments on the income statement.

     INDEBTEDNESS. Fund American utilizes debt financing at all levels of its businesses, particularly at Source One. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed rate indebtedness, respectively, particularly long-term debt. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on Fund American's fixed maturity portfolio, derivative securities and long-term fixed rate indebtedness outstanding. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available to the issuer or the holder which are not reflected herein. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk.

                                                                        Estimated Fair   Percentage Increase
                                 Fair Value at      Assumed Change  Value after Change         (Decrease) to
Dollars in Millions          December 31, 1998    in Interest Rate    in Interest Rate  Shareholders' Equity
-------------------------------------------------------------------------------------------------------------
Fixed maturity investments              $929.6      50 bp decrease              $946.4                  1.6%
                                                    50 bp increase              $913.2                (1.5)%
                                                   100 bp increase              $897.1                (3.0)%
                                                   200 bp increase              $866.2                (5.9)%
-------------------------------------------------------------------------------------------------------------
Derivative securities                  $  17.5      50 bp decrease               $31.5                  1.3%
                                                    50 bp increase                $5.4                (1.1)%
                                                   100 bp increase              $(4.7)                (2.1)%
                                                   200 bp increase             $(20.7)                (3.5)%
-------------------------------------------------------------------------------------------------------------
Fixed rate indebtedness (a)             $233.1      50 bp decrease              $239.4                 (.6)%
                                                    50 bp increase              $227.0                   .6%
                                                   100 bp increase              $221.2                  1.1%
                                                   200 bp increase              $210.1                  2.1%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(a) Excludes short-term indebtedness, long-term indebtedness refinanced or callable by Fund American during 1999 and variable rate obligations.


     MORTGAGE-RELATED ASSETS. Source One's mortgage loan production and servicing activities are subject to interest rate risk and are generally counter cyclical in nature. In addition, Source One utilizes various financial instruments, including derivatives, to manage the interest rate risk related specifically to its mortgage loan pipeline, mortgage loans held for sale and gain or loss on sales of mortgage servicing rights. The overall objective of Source One's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.

     As part of the interest rate risk management process, Source One performs various sensitivity analyses that quantify the net financial impact of changes in interest rate-sensitive assets and commitments. These analyses incorporate scenarios including assumed shifts in the yield curve. Various modeling techniques are employed to forecast the value of these assets and commitments. For pipeline commitments, an option-adjusted spread model is used which incorporates implied market volatilities and prepayment speeds. For mortgage servicing rights, a discounted cash flow model is used which incorporates prepayment speeds, discount rates and credit losses.

     Utilizing the sensitivity analyses described above, the table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on Source One's mortgage servicing values:



                                                                                   Estimated Fair      Percentage Increase
                                     Carrying Value at       Assumed Change    Value after Change            (Decrease) to
Dollars in Millions                  December 31, 1998     in Interest Rate      in Interest Rate     Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights (a)                  $171.3        50 bp decrease                $156.0                (1.4)%
                                                             50 bp increase                $183.9                  1.2%
Mortgage forward contracts                     $   -         50 bp decrease                $ 11.6                  1.1%
                                                             50 bp increase                $(11.6)                (1.1)%
Mortgage loan pipeline                         $   -         50 bp decrease                $(11.7)                (1.1)%
                                                             50 bp increase                $ 11.4                  1.1%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(a) Represents the carrying value of capitalized mortgage servicing excluding $1.6 million of capitalized subservicing.

     As shown above, the projected increase or decrease in the value of the mortgage loan pipeline would be expected to be substantially offset by a decrease or increase in the related mortgage loan forward contracts. In addition, the projected increase or decrease in the value of the mortgage servicing rights would be expected to be substantially offset by a decrease or increase in the value of the related financial instruments as previously described herein. This analysis is limited by the fact that it was performed at a specific point in time and does not incorporate other factors that would impact Source One's financial performance. Actual results would likely vary.


FOREIGN CURRENCY EXCHANGE RATES

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers. Net unrealized foreign currency translation gains and losses, after tax, associated with Folksamerica's Canadian operations are reported as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of comprehensive net income. At December 31, 1998, Folksamerica's net assets denominated in Canadian dollars represented approximately one percent of Fund American's consolidated shareholders' equity, therefore, any significant change in foreign currency rates would not have a material impact on Fund American's financial position.


EQUITY PRICE RISK

     The carrying values of Fund American's common equity securities, a significant portion of its other investments (primarily restricted common equity securities and partnership interests invested in common equity securities) and its investments in FSA Options and Preferred Stock are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities are subject to fluctuations which could cause the amount to be realized upon sale of the investment to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

     The table below summarizes Fund American's equity price risks as of December 31, 1998 and shows the effects of a hypothetical 20% increase and a 20% decrease in market prices as of that date.

                                                                           Estimated Fair      Percentage Increase
                                   Fair Value at           Assumed    Value after Assumed            (Decrease) to
Dollars in Millions            December 31, 1998      Price Change           Price Change     Shareholders' Equity
------------------------------------------------------------------------------------------------------------------
Common equity securities                  $241.7      20% increase                 $290.0                     4.5%
                                                      20% decrease                 $193.4                    (4.5)%
Other investments (a)                     $ 77.3      20% increase                 $ 92.8                     1.4%
                                                      20% decrease                 $ 61.8                    (1.4)%
FSA Options and                           $114.4      20% increase                 $136.6                     2.1%
   Preferred Stock                                    20% decrease                 $ 91.5                    (2.1)%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

(a) Excludes $17.5 million of derivative securities (see "Interest Rate Risk") and $2.1 million of other investments which would not be directly affected by the assumed changes in equity prices.

OTHER MATTERS

ACCOUNTING FOR FSA OPTIONS AND CONVERTIBLE PREFERRED STOCK

     Fund American currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, give Fund American the right to acquire up to 4,560,607 additional FSA Shares. Fund American's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's book value ($35.87 per FSA Share at December 31, 1998). Fund American's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($52.62 per underlying FSA Share at December 31, 1998).

     Fund American currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing Fund American's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, Fund American expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, Fund American's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of Fund American's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets at the date of exercise, Fund American would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of December 31, 1998, Fund American would be required to reduce its book value by $72.9 million ($10.67 per share) and would record a deferred credit of $35.7 million ($5.23 per share). This net difference in carrying value of $37.2 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's book value) would continue to exist until such time as equity accounting is no longer appropriate for Fund American's investment in FSA Shares.

     This analysis is based solely on Fund American's current circumstances concerning its investments in FSA Options and FSA Preferred Stock. Fund American's actual accounting valuation will be determined at the point of exercise for the FSA Options and upon the conversion of the FSA Preferred Stock and will be based on the circumstances concerning such investments existing at that time.

YEAR 2000

     STATUS. Since 1996 Fund American has been identifying, modifying and testing its internal systems and controls to ensure that these systems can accurately process transactions involving the Year 2000 and beyond with no material adverse effects to its customers or disruption to its business operations. As of December 31, 1998, the Company has substantially completed its testing phase (the final phase of its Year 2000 remediation plan). Fund American estimates that its total pretax cost of Year 2000 remediation, excluding its unconsolidated insurance affiliates, is approximately $3.0 million of which the majority of this amount has been expensed as of December 31, 1998. This estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business and represents less than 20% of Fund American's total Information Technology budget.

     Fund American has also been closely monitoring the year 2000 issues of its third party constituents that it voluntarily interacts with (e.g. customers, suppliers, reinsurers, creditors, borrowers...). Fund American's third party constituents have been requested to provide Fund American with information concerning their Year 2000 remediation plans and the status of such plans. For those constituents who either fail to respond to this inquiry or are deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties that are currently Year 2000 compliant.

     As of December 31, 1998, FSA and MSA had also substantially completed the testing phase of their Year remediation plans and are in the process of determining their third party exposures in a similar manner to that of Fund American. Fund American's nominees to the Boards of Directors of FSA and MSA have received detailed briefings concerning their respective Year 2000 plans and have determined that these plans appear to be on schedule for a timely completion and should reduce the risk of Year 2000 issues. Fund American's portion of the total estimated costs of the Year 2000 issue for its unconsolidated insurance affiliates are not material and the majority of such expenses have already been incurred.

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

     Folksamerica's approach towards underwriting against potential Year 2000 exposures is to seek coverages which contain Year 2000 event exclusions. In instances where exclusions are not provided, Folksamerica attempts to determine whether the risk is acceptable based on a variety of factors (a description of such factors is not provided herein as each situation is unique). Folksamerica has estimated that less that 9% of its property reinsurance coverage in force could be subject to Year 2000 exposures. However, these risks generally lie with large corporations who have been aware of the issue for some time and have invested significant time and resources towards Year 2000 remediation. Additionally, Folksamerica does not anticipate significant Year 2000 exposures from its casualty reinsurance coverage in force due to the nature of such exposures. Further, Folksamerica generally writes such exposures on an excess of loss basis which provides Folksamerica with additional protections against potential losses of this nature.

     The Company is currently in the process of developing a Year 2000 contingency plan (the "Y2K Plan") which is designed to mitigate, to the extent possible, any adverse affects the Company may suffer due to any potential business interruptions caused by third party constituents in which Fund American must interact (as further explained above). It is expected that the Y2K Plan will be finalized during the third quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule appearing on page 38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 10, 1999, the Audit Committee of the Board appointed PricewaterhouseCoopers LLP ("PWC") as its independent auditors for the fiscal year ending December 31, 1999, to succeed KPMG LLP ("KPMG") effective upon the date of their reports on such consolidated financial statements for the year ended December 31, 1998.

     PWC has served as Folksamerica's independent auditors since 1981 and has served as FSA's independent auditors since 1989. The Audit Committee has recommended that PWC succeed KPMG as the Company's independent auditors for 1999 due to the growing significance of Folksamerica and FSA to the Company's 1999 financial position and results of operations and the pending disposition of VGI.

     In connection with the audits of the years ended December 31, 1998 and 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The Company has requested KPMG furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of this letter, dated March 25, 1999, is contained herein as Exhibit 16(a).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

A. DIRECTORS (AS OF MARCH 22, 1999)

     Reported under the caption "Election of Directors" on pages 3 through 6 of the Company's 1999 Proxy Statement, herein incorporated by reference.


B. EXECUTIVE OFFICERS (AS OF MARCH 22, 1999)


                                  Executive officer
Name                      Position                                Age            since
---------------------------------------------------------------------------------------

Raymond Barrette          Executive Vice President and             48           1997
                          Chief Financial Officer

Terry L. Baxter           President of White Mountains             53           1994


Reid T. Campbell          Vice President and Director              31           1996
                          of Finance

Morgan W. Davis           Executive Vice President of              48           1994
                          White Mountains

K. Thomas Kemp            President and CEO                        58           1991

Michael S. Paquette       Senior Vice President and                35           1993
                          Controller

David G. Staples          Vice President and Director              38           1997
                          of Taxation

---------------------------------------------------------------------------------------


     All executive officers are elected by the Board for a term of one year or until their successors have been elected and have duly qualified.

     MR. BARRETTE joined Fund American in 1997 as the Company's Executive Vice President and Chief Financial Officer. Mr. Barrette is also Executive Vice President and Chief Financial Officer of White Mountains. He was formerly a consultant with Tillinghast-Towers Perrin from 1994 to 1996 and was President of the Personal Insurance Division of Fireman's Fund from 1991 to 1993. Mr. Barrette is a director of FAE, MSA, Source One, Folksamerica, White Mountains, Valley, Charter and WMIC.

     MR. BAXTER was elected President of White Mountains in 1997. Mr. Baxter previously served as Chairman of Source One from 1996 to 1997 and as President and Secretary of FAE from 1994 to 1997. Prior to joining Fund American in 1994, Mr. Baxter was Managing Director of the National Transportation Safety Board from 1990. Prior to that, he was the Assistant Director of OMB during the Reagan Administration. Mr. Baxter is a director of FAE, MSA, Source One, Folksamerica, White Mountains, Valley, Charter, WMIC and Sextant Underwriting Plc.

     MR. CAMPBELL was elected Vice President and Director of Finance in February 1998 and previously served as Assistant Controller from 1996 to 1998 and Director of Accounting from 1995 to 1996. Mr. Campbell has been with Fund American since 1994. Mr. Campbell is also

Vice President and Director of Finance of White Mountains. Prior to joining Fund American, Mr. Campbell was with KPMG Peat Marwick from 1990 to 1994.

     MR. DAVIS has served as White Mountains' Executive Vice President since 1997 and served as Senior Vice President since 1994. Mr. Davis is also President and Chief Executive Officer of WMIC and Chairman and President of VGI. Prior to joining Fund American in 1994, Mr. Davis was an independent consultant. Mr. Davis is a director of MSA, White Mountains, Valley, Charter, WMIC, ABRA, Inc. and CCC Information Services Group Inc. and is a trustee of Azusa Pacific University.

     MR. KEMP was appointed President and Chief Executive Officer in 1997. Mr. Kemp previously served as Executive Vice President since 1993 and as Vice President, Treasurer and Secretary from 1991 to 1993. Mr. Kemp also serves as a director of the Company, Chairman and Chief Executive Officer of White Mountains and Chairman of WMIC. He is also a director of Folksamerica, FSA, FAE, MSA and AMLIN Plc.

     MR. PAQUETTE was appointed Senior Vice President and Controller in 1997. Mr. Paquette previously served as Vice President and Controller since 1995 and as Vice President and Chief Accounting Officer from 1993 to 1995. Mr. Paquette is also Senior Vice President and Controller of White Mountains and WMIC. Mr. Paquette has been a member of the Fund American organization since 1989.

     MR. STAPLES was elected Vice President and Director of Taxation in 1997 and has been with Fund American since 1996. Prior to joining Fund American, Mr. Staples served as Vice President and Director of Taxation for Crum & Forster Holdings, Inc. from 1993 to 1996, and was with KPMG Peat Marwick from 1983 to 1993.


ITEM 11. EXECUTIVE COMPENSATION

     Reported under the captions "Compensation of Executive Officers" on pages 9 through 11, "Reports of the Compensation Committees on Executive Compensation" on pages 11 though 13, "Shareholder Return Graph" on page 14, and "Compensation Plans" on page 15 of the Company's 1999 Proxy Statement, herein incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 7 through 8 of the Company's 1999 Proxy Statement, herein incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the captions "Certain Relationships and Related Transactions" on page 11 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 16 of the Company's 1999 Proxy Statement, herein incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


A. DOCUMENTS FILED AS PART OF THE REPORT

     The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 38 of this report. A listing of exhibits filed as part of the report appear on pages 56 through 58 of this report.

B. REPORTS ON FORM 8-K

     During the fourth quarter of 1998 the Company filed two amendments to its Current Report on Form 8-K dated August 18, 1998 which was filed in connection with its acquisition of Folksamerica on that date. The amendments served to provide the requisite pro forma financial information concerning the Folksamerica transaction and were filed on October 16, 1998 and November 13, 1998.

C. EXHIBITS

EXHIBIT
NUMBER                   NAME
--------------------------------------------------------------------------------

3(i)    --      Amended and Restated Certificate of Incorporation of the
                Company (incorporated by reference herein to Exhibit
                3(a) of the Company's 1993 Annual Report on Form 10-K)

 (ii)   --      Amended and Restated By-Laws of the Company
                (incorporated by reference herein to Exhibit 3(b) of the
                Company's 1993 Annual Report on Form 10-K)

4       --      Indenture dated January 1, 1993, with The First National
                Bank of Chicago, as trustee, pursuant to the Company's
                offering of $150 million of medium-term notes
                (incorporated by reference herein to Exhibit (4) of the
                Company's Report on Form 8-K dated January 15, 1993)

9       --      Voting Trust Agreement dated September 2, 1994 between
                the Company, U S WEST Capital Corporation and First
                Chicago Trust Company of New York (incorporated by
                reference herein to Exhibit 10(a) of the Company's
                Report on Form 8-K dated April 10, 1994)

10(a)   --      Second Amended and Restated Credit Agreement dated
                August 14, 1998 among the Company, the Lenders (as named
                therein) and The First National Bank of Chicago (*)

  (b)   --      Second Amended and Restated Credit Agreement dated
                August 14, 1998 among White Mountains, the Lenders (as
                named therein) and The First National Bank of Chicago
                (*)

  (c)   --      Second Amended and Restated Credit Agreement dated
                August 14, 1998 among VGI, the Lenders (as named
                therein) and The First National Bank of Chicago (*)

  (d)   --      Amendment No. 1 dated November 20, 1998 to the Second
                Amended and Restated Credit Agreement dated August 14,
                1998 among the Company, the Lenders (as named therein)
                and The First National Bank of Chicago (*)

  (e)   --      Amendment No. 1 dated November 20, 1998 to the Second
                Amended and Restated Credit Agreement dated August 14,
                1998 among White Mountains, the Lenders (as named
                therein) and The First National Bank of Chicago (*)

  (f)   --      Amendment No. 1 dated November 20, 1998 to the Second
                Amended and Restated Credit Agreement dated August 14,
                1998 among VGI, the Lenders (as named therein) and The
                First National Bank of Chicago (*)

  (g)   --      Securities Purchase Agreement dated April 10, 1994
                between the Company, U S WEST, Inc., U S WEST Capital
                Corporation and FSA (incorporated by reference herein to
                Exhibit 10(a) of the Company's Report on Form 8-K dated
                April 10, 1994)

  (h)   --      Folksamerica Stock Purchase Agreement dated as of July
                1, 1998 by and among the Company, White Mountains,
                Folksam Mutual General Insurance Company, Folksam
                International Insurance Co. Ltd, Weiner Staedtische
                Allgemeine Versicherung AG, P&V Assurances S.C. and
                Samvirke Skadeforsikring AS (incorporated by reference
                herein to Exhibit 10(a) of the Company's Report on Form
                8-K dated August 18, 1998)


  (i)   --      Assignment and Assumption Agreement dated as of August
                18, 1998 by and among Folksam Omsesidig Sakforsakring,
                Samvirke Skadeforsikring AS and the Company
                (incorporated by reference herein to Exhibit 10(b) of
                the Company's Report on Form 8-K dated August 18, 1998)

  (j)   --      Subscription Agreement dated November 6, 1997 between
                Folksamerica, the Company, White Mountains, Folksam
                Mutual General Insurance Company, Folksam International
                Insurance Co. Ltd, Weiner Staedtische Allgemeine
                Versicherung AG, P&V Assurances S.C. and Samvirke
                Skadeforsikring AS (incorporated by reference herein to
                Exhibit 10(l) of the Company's 1997 Annual Report on
                Form 10-K)

  (k)   --      Securities Purchase Agreement dated March 6, 1996
                between the Company and Folksamerica (incorporated by
                reference herein to Exhibit 10(a) of the Company's
                Report on Form 8-K dated June 19, 1996)

  (l)   --      Folksamerica Stock Purchase Agreement dated August 8,
                1995 between the Company, Skandia U.S. Holding
                Corporation, and Skandia America Corporation
                (incorporated by reference herein to Exhibit 10(e) of
                the Company's 1995 Annual Report on Form 10-K)

  (m)   --      Guaranty, dated February 28, 1997, by the Company to and
                for the benefit of Chemical Mortgage Company
                (incorporated by reference herein to Exhibit 10(y) of
                the Company's 1996 Annual Report on Form 10-K)

  (n)   --      VGI Stock Acquisition Agreement dated February 10, 1999
                between Unitrin, Inc. and the Company (*)

  (o)   --      Transition Services Agreement dated March 25, 1999
                between the Company and Citicorp Mortgage, Inc. (*)

  (p)   --      Source One Asset Purchase Agreement dated March 25, 1999
                between the Company, Source One and Citicorp Mortgage
                Inc.(*)

  (q)   --      Common Stock Warrant Agreement with respect to shares of
                the Company's Common stock between the Company and John
                J. Byrne (incorporated by reference herein to Exhibit
                10(v) of the Company's Registration Statement on Form
                S-1 (No. 33-0199)) (**)

  (r)   --      The Company's Retirement Plan for Non-Employee Directors
                (incorporated by reference herein to Exhibit 10(aa) of
                the Company's 1992 Annual Report on Form 10-K) (**)

  (s)   --      The Company's Voluntary Deferred Compensation Plan, as
                amended on November 15, 1996 (incorporated by reference
                herein to Exhibit 10(o) of the Company's 1996 Annual
                Report on Form 10-K) (**)

  (t)   --      The Company's Deferred Benefit Plan, as amended on
                November 15, 1996 (incorporated by reference herein to
                Exhibit 10(p) of the Company's 1996 Annual Report on
                Form 10-K) (**)

  (u)   --      The Company's Long-Term Incentive Plan, as amended
                February 15, 1995 (incorporated by reference to Appendix
                I of the Company's Notice of 1995 Annual Meeting of
                Shareholders and Proxy Statement) (**)

  (v)   --      Valley Group Employees' 401(k) Savings Plan
                (incorporated by reference herein to Exhibit 4(c) of the
                Company's Registration Statement on Form S-8 (No.
                333-30233) (**)

11      --      Statement Re Computation of Per Share Earnings (***)

16      --      Letter of KPMG LLP dated March 25, 1999 (*)

21      --      Subsidiaries of the Registrant (*)


23(a)   --      Consent of KPMG LLP dated March 25, 1999 (*)

  (b)   --      Consent of Ernst & Young LLP dated March 25, 1999 (*)

  (c)   --      Consent of PricewaterhouseCoopers LLP dated March 25,
                1999 relating to Valley, Folksamerica and FSA (*)

24      --      Powers of Attorney (*)

27      --      1998 Financial Data Schedule (*)

99(a)   --      Report of PricewaterhouseCoopers LLP dated February 2,
                1999 relating to Folksamerica(*)

  (b)     --    The Consolidated Financial Statements of FSA and the
                related Report of Independent Accountants as of December
                31, 1998 and 1997 and for each of the three years in the
                period ended December 31, 1998 (*)

  (c)     --    Report of Coopers & Lybrand L.L.P. dated February 14,
                1997 relating to VGI (*)

(*)     Included herein.
(**) Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of Form 10-K.
(***) Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

D. FINANCIAL STATEMENT SCHEDULE

     The financial statement schedule and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule appearing on page 61 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUND AMERICAN ENTERPRISES HOLDINGS, INC.

Date:   March 26, 1999                  By: /s/ MICHAEL S. PAQUETTE
                                            --------------------------------
                                            Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature             Title                           Date


     RAYMOND BARRETTE*         Executive Vice President and    March 26, 1999
--------------------------          Chief Financial Officer
     Raymond Barrette

      JOHN J. BYRNE*           Chairman                        March 26, 1999
--------------------------
       John J. Byrne

     PATRICK M. BYRNE*         Director                        March 26, 1999
--------------------------
     Patrick M. Byrne

   HOWARD L. CLARK, JR.*       Director                        March 26, 1999
--------------------------
   Howard L. Clark, Jr.

    ROBERT P. COCHRAN*         Director                        March 26, 1999
--------------------------
     Robert P. Cochran

 GEORGE J. GILLESPIE, III*     Director                        March 26, 1999
--------------------------
 George J. Gillespie, III

    /s/ K. THOMAS KEMP         President, Chief Executive      March 26, 1999
--------------------------      Officer and Director
      K. Thomas Kemp

    GORDON S. MACKLIN*         Director                        March 26, 1999
--------------------------
     Gordon S. Macklin



      FRANK A. OLSON*          Director                        March 26, 1999
--------------------------
      Frank A. Olson

   MICHAEL S. PAQUETTE*        Senior Vice President           March 26, 1999
--------------------------       and Controller
    Michael S. Paquette



*By: /s/ K. THOMAS KEMP
     --------------------------------
     K. Thomas Kemp, Attorney-in-Fact

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                          Form
                                                                                          10-K
                                                                                       page(s)
-----------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1998 and 1997....................         F-1
Consolidated income statements for each of the years ended
     December 31, 1998, 1997 and 1996...........................................         F-2
Consolidated statements of shareholders' equity for each of the years ended
     December 31, 1998, 1997 and 1996...........................................         F-3
Consolidated statements of cash flows for each of the years ended
     December 31, 1998, 1997 and 1996...........................................         F-4
Notes to consolidated financial statements......................................         F-5

OTHER FINANCIAL INFORMATION:
Report on management's responsibilities.........................................        F-48
Independent auditors' reports...................................................        F-49
Selected quarterly financial data (unaudited)...................................        F-52

FINANCIAL STATEMENT SCHEDULES:
  I.   Summary of investments other than investments in related parties.........        FS-1
  II.  Condensed financial information of the Registrant........................        FS-2
 III.  Reinsurance..............................................................        FS-4
 IV.  Valuation and qualifying accounts.........................................        FS-5
 VI.  Supplementary insurance information.......................................        FS-6

-----------------------------------------------------------------------------------------------


     All other schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.

                           CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
                                                                                        ---------------------------
Dollars in millions                                                                           1998             1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments, at fair value (cost $916.1 and $165.4)                       $   929.6        $   168.3
Common equity securities, at fair value (cost $195.4 and $64.7)                              241.7            104.2
Other investments (cost $88.5 and $103.1)                                                     96.9            167.9
Short-term investments, at amortized cost (which approximated fair value)                     79.0             62.8
                                                                                        ---------------------------
     Total investments                                                                     1,347.2            503.2
Cash                                                                                          22.4              7.0
Mortgage loans held for sale                                                                 676.3            519.3
Capitalized mortgage servicing, net of accumulated amortization                              169.7            181.0
Pool loan purchases                                                                          165.0            149.8
Mortgage claims receivable and real estate acquired                                           33.1             41.2
Receivable from sale of mortgage servicing                                                    73.8             27.3
Investments in unconsolidated insurance affiliates                                           354.3            360.1
Insurance and reinsurance balances receivable                                                124.7             56.1
Reinsurance recoverable on paid and unpaid losses                                            137.3              9.6
Other assets                                                                                 176.9            155.7
                                                                                        ---------------------------
     Total assets                                                                        $ 3,280.7        $ 2,010.3

LIABILITIES
Short-term debt                                                                          $   748.5        $   571.4
Long-term debt                                                                               359.7            304.3
Loss and loss adjustment expense reserves                                                    811.7             71.9
Unearned insurance and reinsurance premiums                                                  153.1             78.0
Deferred credit                                                                               37.1                -
Accounts payable and other liabilities                                                       424.1            281.8
                                                                                        ---------------------------
     Total liabilities                                                                     2,534.2          1,307.4
-------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST - PREFERRED STOCK OF SUBSIDIARY                                             44.0             44.0
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock - authorized 125,000,000 shares,
  issued 30,863,547 and 31,015,463 shares                                                     30.9             31.0
Paid-in surplus                                                                              354.2            355.9
Retained earnings                                                                          1,063.2          1,008.9
Common stock in treasury, at cost: 25,034,939 shares                                       (871.0)          (871.0)
Accumulated other comprehensive net income, after tax                                        125.2            134.1
                                                                                        ---------------------------
     Total shareholders' equity                                                              702.5            658.9
-------------------------------------------------------------------------------------------------------------------
     Total liabilities, minority interest and shareholders' equity                       $ 3,280.7        $ 2,010.3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                         CONSOLIDATED INCOME STATEMENTS



--------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31,
                                                                                         ---------------------------------------
Millions, except per share amounts                                                            1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Earned property and casualty insurance premiums                                           $246.0         $145.3        $ 109.7
  Earnings from unconsolidated insurance affiliates                                           24.3           21.3           12.0
  Other insurance operations revenue                                                          12.2            7.8            9.4

  Net investment income                                                                      118.4           65.1           57.3

  Gross mortgage servicing revenue                                                            78.1           94.9          139.6
  Amortization and impairment of capitalized mortgage servicing                              (55.2)         (68.0)        (79.2)
  Net gain on financial instruments                                                           20.4           11.3            9.9
                                                                                         ---------------------------------------

       Net mortgage servicing revenue                                                         43.3           38.2           70.3

  Net gain on sales of mortgages                                                              86.8           21.5           38.3
  Gain (loss) on sales of mortgage servicing rights and assumption of subservicing            15.2          (8.0)           10.1
  Other mortgage operations revenue                                                           31.9           19.1           18.1
                                                                                         ---------------------------------------

       Total revenues                                                                        578.1          310.3          325.2
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
  Insurance losses and loss adjustment expenses                                              174.8           97.1           85.9
  Compensation and benefits                                                                  130.2          101.8           91.3
  Interest expense                                                                            83.9           46.0           46.3
  General expenses                                                                            75.4           60.5           64.9
  Insurance and reinsurance acquisition expenses                                              54.8           23.2           15.2
  Write-off of goodwill and other intangible assets                                              -              -           32.6
                                                                                         ---------------------------------------
       Total expenses                                                                        519.1          328.6          336.2
--------------------------------------------------------------------------------------------------------------------------------
Pretax operating earnings (loss)                                                              59.0          (18.3)        (11.0)
  Net realized investment gains                                                               71.0           96.7           38.5
                                                                                         ---------------------------------------
Pretax earnings                                                                              130.0           78.4           27.5
  Income tax provision                                                                        47.8           29.4           18.9
                                                                                         ---------------------------------------
AFTER TAX EARNINGS                                                                            82.2           49.0            8.6
  Loss on early extinguishment of debt, after tax                                                -          (6.0)              -
                                                                                         ---------------------------------------
NET INCOME                                                                                    82.2           43.0            8.6
  Net unrealized investment holdings gains and other, after tax                               37.2          104.6           79.6
  Reclasses of realized gains included in net income, after tax                              (46.1)         (62.9)        (25.0)
                                                                                         ---------------------------------------
COMPREHENSIVE NET INCOME                                                                      73.3           84.7           63.2
  Preferred stock dividends of subsidiary                                                    (3.7)          (3.7)          (3.7)
                                                                                         ---------------------------------------
Comprehensive net income applicable to common stock                                         $ 69.6         $ 81.0        $  59.5
                                                                                         ---------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
  After tax earnings                                                                        $13.38         $ 6.89        $   .66
  Loss on early extinguishment of debt, after tax                                                -          (.91)              -
                                                                                         ---------------------------------------
     Net income                                                                             $13.38         $ 5.98        $   .66
                                                                                         ---------------------------------------
                                                                                         ---------------------------------------
     Comprehensive net income                                                               $11.87         $12.33        $  8.01
                                                                                         ---------------------------------------
                                                                                         ---------------------------------------
DILUTED EARNINGS PER COMMON SHARE:
  After tax earnings                                                                        $11.94         $ 6.22        $   .60
  Loss on early extinguishment of debt, after tax                                                -           (.82)             -
                                                                                         ---------------------------------------
     Net income                                                                             $11.94         $ 5.40        $   .60
                                                                                         ---------------------------------------
                                                                                         ---------------------------------------
     Comprehensive net income                                                               $10.58         $11.15        $  7.33
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                            Common                                  Net     Foreign
                                                         stock and                  Common   unrealized    currency
                                                           paid-in    Retained    stock in   investment translation
Millions                                         Total     surplus    earnings    treasury        gains  adjustment
-------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                     $699.7      $408.2    $1,124.6    $(871.0)      $  37.9        $  -
-------------------------------------------------------------------------------------------------------------------

Net income                                         8.6           -         8.6           -            -           -
Dividends to shareholders                        (9.6)           -       (9.6)           -            -           -
Purchases of common stock retired               (66.3)       (9.8)      (56.5)           -            -           -
Change in net unrealized investment
  gains and losses, after tax                     54.6           -           -           -         54.6           -
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                    687.0       398.4     1,067.1     (871.0)         92.5           -
-------------------------------------------------------------------------------------------------------------------

Net income                                        43.0           -        43.0           -            -           -
Dividends to shareholders                        (9.0)           -       (9.0)           -            -           -
Purchases of common stock retired              (103.7)      (11.5)      (92.2)           -            -           -
Change in net unrealized investment
  gains and losses, after tax                     41.6           -           -           -         41.6           -
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                    658.9       386.9     1,008.9     (871.0)        134.1           -
-------------------------------------------------------------------------------------------------------------------

Net income                                        82.2           -        82.2           -            -           -
Dividends to shareholders                       (13.1)           -      (13.1)           -            -           -
Purchases of common stock retired               (19.8)       (1.8)      (18.0)           -            -           -
Change in net unrealized investment
  gains and losses and other, after tax          (8.9)           -           -           -        (8.0)        (.9)
Other                                              3.2           -         3.2           -            -           -
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                   $702.5      $385.1    $1,063.2    $(871.0)       $126.1       $(.9)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Year Ended December 31,
                                                                            ---------------------------------------
Millions                                                                           1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      82.2     $    43.0    $      8.6
Reconciliation of net income to cash flows from operating activities:
     Undistributed earnings from unconsolidated insurance affiliates             (19.1)        (14.7)         (8.2)
     Net realized investment gains                                               (71.0)        (96.7)        (38.5)
     Net unrealized gains on financial instruments                               (12.1)        (11.1)         (1.7)
     Depreciation and amortization of servicing assets, goodwill and other         63.1          71.0          92.8
     Amortization of deferred credit                                              (2.7)             -             -
     Write-off of goodwill and other intangible assets                                -             -          32.6
     Mortgage loan production                                                (10,866.3)      (4,403.3)    (3,831.6)
     Mortgage loan sales and amortization                                      10,709.2       4,198.9       3,897.7
     (Gain) loss on sales of mortgage servicing rights                           (15.2)           8.0        (10.1)
     (Decrease) increase in unearned insurance premiums                           (7.0)           5.4          37.6
     Increase in insurance premiums receivable                                    (2.4)         (3.9)         (6.9)
     Decrease (increase) in deferred insurance policy acquisition costs             2.5         (1.1)         (6.5)
     Increase in insurance loss reserves                                           13.7           6.5          21.2
     Net change in current and deferred income taxes receivable and payable        12.0           4.5          11.8
     Change in other assets                                                        26.4          55.9        (29.3)
     Change in accounts payable and other liabilities                             120.5          11.1          33.7
     Other, net                                                                   (5.0)          17.4         (1.4)
                                                                            ---------------------------------------
Net cash provided from (used for) operating activities                             28.8       (109.1)         201.8
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net decrease in short-term investments                                        47.0           4.7          36.1
     Sales of common stocks and other investments                                 168.5         207.9         231.6
     Sales of fixed maturity investments                                          132.8          92.5         131.7
     Purchases of common stocks and other investments                            (61.1)        (54.8)        (85.0)
     Purchases of fixed maturity investments                                    (122.7)       (102.6)       (180.8)
     Acquisitions of consolidated insurance affiliates, net of cash balances acq(167.5)             -        (13.2)
     Investments in unconsolidated insurance affiliates                          (70.3)        (44.4)       (107.6)
     Collections on other mortgage origination and servicing assets               278.4         274.2         175.3
     Additions to capitalized mortgage servicing rights                         (249.1)       (139.5)        (88.6)
     Proceeds from sales of mortgage servicing rights                             182.8         242.6          11.7
     Additions to other mortgage origination and servicing assets               (296.9)       (285.1)       (205.7)
     Collections on notes receivable                                                7.0             -             -
     Net purchases of fixed assets                                                (5.4)         (2.9)         (7.3)
                                                                            ---------------------------------------
Net cash (used for) provided from investing activities                          (156.5)         192.6       (101.8)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net issuances (repayments) of short-term debt                                176.8         162.4        (36.2)
     Issuances of long-term debt                                                      -             -          15.0
     Repayments of long-term debt                                                 (1.1)       (131.0)             -
     Purchases of common stock retired                                           (19.5)       (103.7)        (66.3)
     Cash dividends paid to common and preferred shareholders                    (13.1)         (9.0)         (9.6)
     Other                                                                            -             -          (.8)
                                                                            ---------------------------------------
Net cash provided from (used for) financing activities                            143.1        (81.3)        (97.9)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash during year                                                   15.4           2.2           2.1
Cash balance at beginning of year                                                   7.0           4.8           2.7
                                                                            ---------------------------------------
Cash balance at end of year                                                 $      22.4     $     7.0    $      4.8
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

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

 INVESTMENT SECURITIES

     Fund American's portfolio of fixed maturity investments, common equity securities and other investments are mainly classified as available for sale and are reported at fair value as of the balance sheet date. Net unrealized investment gains and losses, after tax, associated with such investments are reported as a net amount in a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, are reported on the income statement as a component of comprehensive net income.

     Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

     Other investments include: (i) equity securities having no established public market value which are recorded at an internally appraised fair value;
(ii) securities which, due to restrictions regarding resale, are recorded at a discount to the quoted market value for similar unrestricted securities; (iii) investment limited partnership interests which are recorded using the equity method of accounting; (iv) mortgage loans held for investment which are recorded at the lower of cost or fair value, determined on an individual loan basis; and
(v) financial instruments which are classified as trading securities and are recorded at fair value with realized and unrealized gains and losses reported on the income statement as gains or losses on financial instruments.

     Realized gains and losses resulting from sales of investment securities or from other than temporary impairments of value are accounted for using the specific identification method.

     Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 1998 and 1997, and comprise securities which mature or become available for use within one year.

     Fund American's consolidated insurance operations are required to maintain deposits with insurance regulators of certain states in order to maintain their insurance licenses. The total fair value of such deposits totalled $12.0 million and $11.3 million as of December 31, 1998 and 1997, respectively.

INSURANCE AND REINSURANCE OPERATIONS

     Premiums written are recognized as revenues as earned ratably over the terms of the related policies or reinsurance treaties. Unearned premiums represent the portion of premiums applicable to future insurance or reinsurance coverage provided by policies or treaties in force.

     Deferred policy acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business and are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

     Losses and loss adjustment expenses are charged against income as incurred. Unpaid insurance losses and loss adjustment expenses are based on estimates by claims adjusters, legal counsel and actuarial staff of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and loss adjustment expenses are based on reports received from ceding companies. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

     In the normal course of business, Fund American's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Fund American remains contingently liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves and loss and loss adjustment expense reserves (e.g., prepaid reinsurance premiums and reinsurance recoverable on unpaid losses, respectively) are not material and have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

MORTGAGE BANKING OPERATIONS

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

FOREIGN CURRENCY TRANSLATION

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers. Net unrealized foreign currency translation gains and losses, after tax, associated with Folksamerica's Canadian operation are reported as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of comprehensive net income.

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

     The following table outlines the Company's computation of earnings per share for the years ended December 31, 1998, 1997 and 1996:

-------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                                -----------------------------------
                                                                                    1998         1997          1996
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
After tax earnings                                                                $ 82.2       $ 49.0       $   8.6
   Preferred stock dividends of subsidiary                                         (3.7)        (3.7)         (3.7)
                                                                                -----------------------------------
After tax earnings applicable to common stock                                       78.5         45.3           4.9
   Loss on early extinguishment of debt, after tax                                     -        (6.0)             -
                                                                                -----------------------------------
Net income available applicable to common stock                                   $ 78.5       $ 39.3       $   4.9
                                                                                -----------------------------------
                                                                                -----------------------------------
Comprehensive net income applicable to common stock                               $ 69.6       $ 81.0       $  59.5
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE NUMERATORS (IN MILLION):
After tax earnings applicable to common stock                                     $ 78.5       $ 45.3       $   4.9
   After tax dilution to earnings from unconsolidated insurance affiliates          (.4)         (.2)             -
                                                                                -----------------------------------
Diluted after tax earnings available applicable to common stock                     78.1         45.1           4.9
   Loss on early extinguishment of debt, after tax                                     -        (6.0)             -
                                                                                -----------------------------------
Diluted net income available applicable to common stock                           $ 78.1       $ 39.1       $   4.9
                                                                                -----------------------------------
                                                                                -----------------------------------
Diluted comprehensive net income applicable to common stock                       $ 69.2       $ 80.8       $  59.5
                                                                                -----------------------------------
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per share numerator (average common shares outstanding)             5,866        6,570         7,429
   Dilutive stock options and warrants to acquire common stock (a)                   669          674           681
                                                                                -----------------------------------
Diluted earnings per share denominator                                             6,535        7,244         8,110
                                                                                -----------------------------------
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE (IN DOLLARS):
After tax earnings                                                                $13.38       $ 6.89       $   .66
   Loss on early extinguishment of debt, after tax                                     -        (.91)             -
                                                                                -----------------------------------
Net income applicable to common stock                                             $13.38       $ 5.98       $   .66
                                                                                -----------------------------------
                                                                                -----------------------------------
Comprehensive net income                                                          $11.87       $12.33       $  8.01
                                                                                -----------------------------------
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE (IN DOLLARS):
After tax earnings                                                                $11.94       $ 6.22       $   .60
   Loss on early extinguishment of debt, after tax                                     -        (.82)             -
                                                                                -----------------------------------
Net income applicable to common stock and assumed conversions                     $11.94       $ 5.40       $   .60
                                                                                -----------------------------------
                                                                                -----------------------------------
Comprehensive net income                                                          $10.58       $11.15       $  7.33
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

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

     In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information" which establishes new standards for reporting information about operating segments. The required information under SFAS No. 131 is contained in Note 14.

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1 is not expected to have a material impact on Fund American's financial position or results of operations.

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

     In October 1998, the AICPA issued SOP 98-7 entitled "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. Fund American is currently evaluating the impact of the adoption of SOP 98-7 and the potential effects on its financial position and results of operations.


NOTE 2.  REINSURANCE OPERATIONS

     On August 18, 1998, Fund American acquired all of the remaining outstanding shares of Folksamerica Common Stock for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of the

Company as of that date. Before the August 18th transaction, Fund American owned a 50% non-consolidated interest in Folksamerica, primarily through the Folksamerica Preferred Stock with fixed price warrants to acquire common stock. As a result of the Folksamerica transaction, Fund American has restated its December 31, 1997 balance sheet and its income statement for the year ended December 31, 1997 to account for the portion of its investment in Folksamerica that was reported at fair value in accordance with SFAS No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities" to its original cost in accordance with the purchase accounting principles of Accounting Principles Board Opinion ("APB") No. 18 entitled "The Equity Method of Accounting for Investments in Common Stock". Because the cost of Fund American's investment in Folksamerica was less than the fair value of Folksamerica's net identifiable assets at August 18, 1998, Fund American recorded a $39.8 million deferred credit ($37.1 million as of December 31, 1998) that will be amortized to income over 5 years.

     Supplemental condensed pro forma financial information for the year ended December 31, 1998, which assumes that Fund American's acquisition of all the outstanding Folksamerica Common Stock had occurred as of January 1, 1998, follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                                      PRO FORMA
                                                                                                     YEAR ENDED
Millions, except per share amounts                                                                DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                           $756.0

Net income                                                                                               $ 98.7

Comprehensive net income                                                                                 $ 99.5

BASIC EARNINGS PER SHARE:
  Net income                                                                                             $16.19
  Comprehensive net income                                                                               $16.33

DILUTED EARNINGS PER SHARE:
  Net income                                                                                             $14.46
  Comprehensive net income                                                                               $14.59
---------------------------------------------------------------------------------------------------------------------

     The pro forma information presented does not purport to represent what Fund American's results of operations actually would have been had Fund American acquired all the outstanding common stock of Folksamerica as of January 1, 1998, or to project Fund American's results of operations for any future date or period.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes Fund American's loss and loss adjustment expense reserve activity relating to Folksamerica for the interim period from August 18, 1998 to December 31, 1998:


-------------------------------------------------------------------------------------------------------------------
Millions                                                                                            YEAR ENDED
                                                                                                 DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                     $     -
Gross loss and loss adjustment expenses acquired                                                        726.1
    Less beginning reinsurance recoverable                                                             (124.1)
                                                                                                  -----------------
Net loss and loss adjustment expenses acquired 602.0 Losses and loss adjustment expenses incurred relating to:
   Current year losses                                                                                   58.6
   Prior year losses                                                                                      1.1
Loss and loss adjustment expenses paid relating to:
   Current year losses                                                                                 (13.0)
   Prior year losses                                                                                   (54.5)
                                                                                                  -----------------
Net ending balance                                                                                      594.2
    Plus ending reinsurance recoverable                                                                 129.0
                                                                                                  -----------------
Gross ending balance                                                                                  $ 723.2
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     As of December 31, 1998, Folksamerica carried reported case reserves for environmental and asbestos exposures of $14.9 million ($10.9 million net of reinsurance) and $29.5 million ($17.9 million net of reinsurance), respectively. Folksamerica also holds IBNR for these exposures of $25.2 million ($19.2 million net of reinsurance).

ADDITIONAL REINSURANCE OPERATIONS INFORMATION

     For the period from August 18, 1998 to December 31, 1998, Fund American recorded $73.7 million of premiums written, $85.4 million of premiums earned, $29.1 million of reinsurance acquisition costs and $59.7 million of loss and loss adjustment expenses relating to Folksamerica. These amounts are shown net of reinsurance ceded by Folksamerica of $9.4 million of premiums written, $8.7 million of premiums earned, $.9 million of reinsurance acquisition costs and $18.9 million of loss and loss adjustment expenses.

     Folksamerica's policyholders' surplus, as reported to various regulatory authorities as of December 31, 1998 was $328.5 million and its statutory net income for the period from August 18, 1998 to December 31, 1998 was $9.0 million. The principal differences between Folksamerica's statutory amounts and the amounts reported in accordance with GAAP (Folksamerica's stand-alone shareholders' equity was $302.0 million at December 31, 1998 and its net income was $5.5 million for the year then ended) include deferred taxes, deferred acquisition costs and market value adjustments for debt securities. Folksamerica's statutory policyholders' surplus at December 31, 1998 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the states under which Folksamerica is incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Folksamerica in the future. At December 31, 1998, Folksamerica had the ability to pay dividends to its shareholders of $32.9 million without prior approval of regulatory authorities.

NOTE 3.  INSURANCE OPERATIONS

CONSOLIDATED INSURANCE OPERATIONS

     In 1995 White Mountains created WMIC and commenced its operations. On December 1, 1995, White Mountains acquired Valley and Charter for $41.7 million in cash less $3.0 million of purchase price adjustments. The purchase price paid for Valley and Charter was $.9 million less than the aggregate book value and estimated fair value of the net assets of the companies on the date of acquisition. The resulting negative goodwill is being amortized to income on a straight-line basis over five years. On January 19, 1996, VIC purchased Valley National for $13.2 million, net of cash balances acquired. Assets acquired pursuant to the Valley National acquisition included an investment portfolio, consisting principally of fixed maturity investments, totalling $6.7 million. The excess purchase price of $6.4 million is being amortized over a five year period.

     In 1998, 1997 and 1996, Valley, Charter and WMIC had $167.8 million, $157.5 million and $154.3 million of gross written premiums, respectively, primarily in California, Oregon, Texas and Washington. In 1998, 1997 and 1996 Valley, Charter and WMIC had $160.6 million, $145.3 million and $109.7 million of earned premiums.


LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes Valley, Charter and WMIC's loss and loss adjustment expense reserve activity for the years ended December 31, 1998, 1997 and 1996:


-------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended
Millions                                                                                        December 31,
                                                                                        ---------------------------
                                                                                           1998      1997      1996
                                                                                        ---------------------------
Beginning balance                                                                       $  71.9   $  65.4   $  44.1
   Less beginning reinsurance recoverable                                                 (8.7)     (9.2)     (7.3)
                                                                                        ---------------------------
Net loss and loss adjustment reserve                                                       63.2      56.2      36.8
Losses and loss adjustment expenses incurred relating to:
   Current year losses                                                                    108.4      99.6      82.1
   Prior year losses                                                                        6.7      (2.5)      3.5
Loss and loss adjustment expenses paid relating to:
   Current year losses                                                                   (65.5)    (59.7)    (47.8)
   Prior year losses                                                                     (33.2)    (30.4)    (18.4)
                                                                                        ---------------------------
Net ending balance                                                                         79.6      63.2      56.2
   Plus ending reinsurance recoverable                                                      8.9       8.7       9.2
                                                                                        ---------------------------
Ending balance                                                                          $  88.5   $  71.9   $  65.4
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

ADDITIONAL INSURANCE OPERATIONS INFORMATION

     Total policyholders' surplus of Valley, Charter and WMIC, as reported to various regulatory authorities, as of December 31, 1998 and 1997, was $105.7 million and $97.7 million, respectively. Statutory net income for the years ended December 31, 1998 and 1997 for Valley, Charter and WMIC totalled $8.4 million and $11.0 million, respectively. For the year ended December 31, 1996, Valley had a statutory net loss of $6.4 million. The principal differences between Valley, Charter and WMIC's statutory amounts and the amounts reported in accordance with GAAP (VGI's stand-alone shareholders' equity was $109.4 million at December 31, 1998 and its net income was $4.8 million for the year then ended) include deferred taxes, surplus debentures and deferred acquisition costs. Valley, Charter and WMIC's statutory policyholders' surplus at December 31, 1998 and 1997, was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the various states under which Valley, Charter and WMIC are incorporated or licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Valley, Charter and WMIC in the future. At December 31, 1998 and 1997, $1.1 million and $9.8 million, respectively, of Valley, Charter and WMIC's statutory surplus was available for the payment of dividends to its shareholders without prior approval of regulatory authorities.

NOTE 4.  INVESTMENT SECURITIES

     Fund American's net investment income is comprised primarily of interest income earned on mortgage loans held for sale (gross of related interest expense on short-term borrowings used to finance such loans), interest income from its fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income consisted of the following:


---------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                                -------------------------------------
Millions                                                                           1998             1997         1996
---------------------------------------------------------------------------------------------------------------------
Investment income:
   Mortgage loans held for sale                                                  $ 81.4           $ 43.1      $  39.3
   Fixed maturity investments                                                      28.4             11.3         10.4
   Common equity securities                                                         3.6              7.3          4.3
   Short-term investments                                                           3.5              3.9          6.6
   Other                                                                            2.3                -        (2.3)
                                                                                -------------------------------------
Total investment income                                                           119.2             65.6         58.3
   Less investment expenses and other charges                                      (.8)             (.5)        (1.0)
                                                                                -------------------------------------
Net investment income, before tax                                                $118.4           $ 65.1      $  57.3
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     Total net investment gains, before tax, associated with Fund American's investment portfolio consisted of the following:


---------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                                -------------------------------------
Millions                                                                           1998             1997         1996
---------------------------------------------------------------------------------------------------------------------
Gross realized investment gains                                                  $ 74.0          $  98.6      $  43.3
Gross realized investment losses                                                  (3.0)            (1.9)        (4.8)
                                                                                -------------------------------------
Net realized investment gains                                                      71.0             96.7         38.5
Change in net unrealized investment holding gains (a)                             (44.2)          (10.1)         68.0
                                                                                -------------------------------------
Total net investment gains, before tax                                           $ 26.8          $  86.6      $ 106.5
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a) Excludes net unrealized investment gains and losses recorded from Fund American's investments in unconsolidated insurance affiliates.


     The components of Fund American's ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
                                                                                             ------------------------
Millions                                                                                            1998         1997
---------------------------------------------------------------------------------------------------------------------
Investment securities:
    Gross unrealized investment gains                                                            $  68.4      $ 112.1
    Gross unrealized investment losses                                                             (2.5)        (2.0)
                                                                                             ------------------------
Net unrealized gains from investment securities                                                     65.9        110.1
Net unrealized gains from investments in unconsolidated insurance affiliates                       128.1         96.2
                                                                                             ------------------------
Total net unrealized investment gains, before tax                                                $ 194.0      $ 206.3
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American's fixed maturity investments as of December 31, 1998 and 1997, were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 1998
                                                            ---------------------------------------------------------
                                                                  Cost or          Gross          Gross
                                                                amortized     unrealized     unrealized      Carrying
Millions                                                             cost          gains         losses         value
---------------------------------------------------------------------------------------------------------------------
Debt securities issued by industrial corporations                  $351.9          $ 7.0         $(1.0)        $357.9
U. S. Government and agency obligations                             217.6            4.7           (.3)         222.0
Municipal obligations                                               189.1            2.8           (.1)         191.8
GNMA Mortgage-backed securities                                      79.0             .9           (.7)          79.2
MediaOne redeemable preferred stock                                  49.8              -              -          49.8
Foreign government obligations                                       26.7             .3           (.1)          26.9
Aggregate of holdings less than $10 million                           2.0              -              -           2.0
                                                            ---------------------------------------------------------
     Total fixed maturity investments                              $916.1          $15.7         $(2.2)        $929.6
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


                                                                                December 31, 1997
                                                            ---------------------------------------------------------
                                                                  Cost or          Gross          Gross
                                                                amortized     unrealized     unrealized      Carrying
Millions                                                             cost          gains         losses         value
---------------------------------------------------------------------------------------------------------------------
MediaOne redeemable preferred stock                               $  49.4           $  -           $  -       $  49.4
Municipal obligations                                                33.3             .6              -          33.9
Debt securities issued by industrial corporations                    32.4            1.0           (.7)          32.7
U. S. Government and agency obligations                              32.3             .9              -          33.2
GNMA Mortgage-backed securities                                      15.4            1.0              -          16.4
Aggregate of holdings less than $10 million                           2.6             .1              -           2.7
                                                            ---------------------------------------------------------
     Total fixed maturity investments                              $165.4           $3.6          $(.7)        $168.3
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The cost or amortized cost and carrying value of Fund American's fixed maturity investments at December 31, 1998 and 1997, are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------------------------
                                                                                                December 31, 1998
                                                                                           --------------------------
                                                                                              Cost or
                                                                                            Amortized        Carrying
Millions                                                                                         Cost           Value
---------------------------------------------------------------------------------------------------------------------
Due in one year or less                                                                        $109.4          $108.1
Due after one year through five years                                                           278.9           279.9
Due after five years through ten years                                                          352.8           365.9
Due after ten years                                                                              98.0            99.1
GNMA Mortgage-backed securities                                                                  77.0            76.6
                                                                                         ----------------------------
     Total                                                                                     $916.1          $929.6
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     Sales of investments, excluding short-term investments, totalled $301.3 million, $300.4 million and $363.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. A non-cash exchange of investment securities totalling $2.3 million is not reflected in the 1996 Consolidated Statement of Cash Flows. There were no non-cash exchanges of investment securities during 1998 or 1997.

     Fund American adopted the provisions of SFAS No. 130 during 1997 and now reports the change in net unrealized investment gains, after tax, on its income statement to arrive at comprehensive net income. All prior period income statements have been restated to reflect application of this statement. The components of the change in net unrealized investment gains, after tax, are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
Millions                                                                           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                                    $ 71.0        $  96.7        $  38.5
  Income tax expense applicable to net realized investment gains                  (24.9)        (33.8)         (13.5)
                                                                               --------------------------------------
Net realized investment gains, after tax                                         $ 46.1        $  62.9        $  25.0
                                                                               --------------------------------------
                                                                               --------------------------------------
Net unrealized investment holding gains arising during the year                  $ 58.6        $ 160.9        $ 122.5
  Income tax expense applicable to net unrealized investment holding gains        (20.5)        (56.3)         (42.9)
                                                                               --------------------------------------
Net unrealized investment holding gains arising during the year, after tax         38.1          104.6           79.6
  Net unrealized gains reclassed to realized gains for investments sold, after tax(46.1)        (62.9)         (25.0)
                                                                               --------------------------------------
Change in net unrealized investment gains, after tax                             $(8.0)(a)     $  41.7        $  54.6
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a) Excludes a $.9 million after tax unrealized loss associated with foreign currency translation adjustments


NOTE 5.  CAPITALIZED MORTGAGE SERVICING

     Source One estimates the fair values of its mortgage servicing rights by calculating the present value of the expected future net cash flows associated with such rights. In making those estimates, Source One incorporates assumptions that market participants would use in their estimates of future servicing income and expense.

     To measure impairment of its owned mortgage servicing rights, Source One has determined that the predominant risk characteristics inherent in the portfolio are prepayment risk, risk of default and operational risk. As a result, Source One has stratified its owned mortgage loan servicing portfolio by interest rate, loan type (investor), original term to maturity and principal recourse.

     In estimating the fair value of its owned mortgage loan servicing portfolio, Source One uses market consensus prepayment rates and discounts future net cash flows using representative market interest rates which were 10.5% for conventional loans, 12.0% for insured loans, and 21.0% for recourse loans. The fair value of each stratum is computed and compared to its recorded book value to determine if an impairment valuation allowance, or recovery of a previously established valuation allowance, is required.

     As a result of the 1997 servicing sale, Source One's recourse portfolio has become a significant component of its total remaining owned servicing portfolio. Included in Source One's calculation for measuring impairment of its capitalized servicing asset is an $5.2 million and $8.2 million pretax reserve for estimated recourse losses on the corresponding loans in determining the fair value of its principal recourse portfolio as of December 31, 1998 and 1997, respectively.

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

     Prior to the adoption of SFAS No. 125, Source One estimated the fair value of its capitalized excess servicing asset by discounting the anticipated future cash flows over the estimated life of the related loans. Source One uses "interest only strip" interest rates to determine the appropriate discount rates and prepayment speed assumption rates that are based on interest rates, loan types (investor) and original term to maturity. The discount rate used to capitalize excess servicing for the year ended December 31, 1996, ranged from 12.0% to 12.6%. For the year ended December 31, 1996, the weighted average discount rate inherent in the carrying amount of the capitalized excess servicing asset was 10.4%.

     The following table summarizes the fair value of mortgage servicing rights and certain characteristics of Source One's servicing portfolio related to such mortgage servicing rights by loan type as of December 31, 1998:

---------------------------------------------------------------------------------------------------------------------
                                              Fair value         Principal        Weighted    Weighted       Weighted
                                             of mortgage           balance         average     average        average
                                           servicing rights       serviced(a)      interest   maturity        service
                                              (millions)        (millions)            rate    (months)            fee
---------------------------------------------------------------------------------------------------------------------
Loan Type:
        Insured                                   $117.4            $4,901           7.47%         334           .50%
        Conventional                                33.0             1,573            7.78         271            .39
        Recourse                                    25.9             1,787            8.43         202            .47
        Adjustable                                   1.7               106            7.89         256            .41
                                          --------------------------------
Total servicing portfolio                         $178.0            $8,367           7.74%         293           .47%
---------------------------------------------------------------------------------------------------------------------

(a) Excludes $635 million of principal balance of mortgage servicing rights not capitalized prior to the adoption of an accounting standard implemented by Source One in 1995 and $195 million of originations funded but not yet capitalized.

The following table summarizes changes in Source One's capitalized servicing asset:


---------------------------------------------------------------------------------------------------------------------
                                                                                            Deferred
                                                                                             gain on            Total
                                                 Mortgage    Valuation                       sale of      capitalized
Millions                                        servicing    allowance   Subservicing      servicing        servicing
---------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                        $438.1      $(28.0)          $   -        $(13.0)           $397.1
Additions                                           125.5            -              -              -            125.5
Scheduled amortization                             (69.9)            -              -              -           (69.9)
Impairment/unscheduled amortization                 (1.1)        (8.2)              -              -            (9.3)
Amortization of deferred gain                           -            -              -            6.1              6.1
Recourse loan losses                                    -          7.3              -              -              7.3
Sales                                              (45.9)            -              -              -           (45.9)
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                       446.7       (28.9)              -          (6.9)            410.9
Additions                                            90.4        (1.2)              -              -             89.2
Scheduled amortization                             (37.5)            -          (8.9)              -           (46.4)
Impairment/unscheduled amortization                     -       (21.2)           (.5)              -           (21.7)
Amortization of deferred gain                           -            -              -            6.9              6.9
Recourse loan losses                                    -          3.9              -              -              3.9
Sales                                             (273.7)          2.3            9.6              -          (261.8)
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                       225.9       (45.1)             .2              -            181.0
Additions                                           240.8            -              -              -            240.8
Scheduled amortization                             (38.6)            -          (1.8)              -           (40.4)
Impairment/unscheduled amortization                     -       (14.7)              -              -           (14.7)
Recourse loan losses                                    -          2.7              -              -              2.7
Sales                                             (221.2)         21.5              -              -          (199.7)
---------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                      $206.9      $(35.6)         $(1.6)       $      -           $169.7
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     During 1998 Source One sold the rights to service $10.6 billion of nonrecourse mortgage loans for cash proceeds of $227.9 million resulting in a pretax gain on sale of $15.2 million. During 1997 Source One sold the rights to service $17.0 billion of nonrecourse mortgage loans for cash proceeds of $266.9 million resulting in a pretax loss on sale of $8.0 million including a related loss on the assumption of subservicing. During 1996 Source One sold the rights to service $3.3 billion of mortgage loans for net proceeds of $55.9 million, resulting in a pretax gain of $10.1 million. As part of the 1998 and 1997 servicing sales, Source One retained the right to subservice $4.1 billion and $17.0 billion of these loans, respectively, for a contracted fee through 2001. Subservicing assets are amortized on a straight-line basis over the subservicing period and are tested for impairment.

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


NOTE 6.  MORTGAGE SERVICING


     Source One services loans throughout the United States. Source One's portfolio of mortgage loans serviced (including loans subserviced, interim servicing contracts and portfolios under contract to acquire but excluding loans sold but not transferred) totalled $25.1 billion and $26.5 billion as of December 31, 1998 and 1997, respectively. The following table summarizes the mortgage loan servicing portfolio as of December 31, 1998:


---------------------------------------------------------------------------------------------------------------------
                                                                             Weighted average
                                                      ---------------------------------------------------------------
                                         Principal                                                          Remaining
                                           balance             Loan                                       contractual
                                          serviced          balance        Interest    Net servicing             life
Loan type                               (millions)      (thousands)            rate         fee rate         (months)
---------------------------------------------------------------------------------------------------------------------
Residential
    Conventional                          $  3,929             $ 64           8.14%            .396%              237
     FHA                                     2,486               75            7.74            .398               334
     VA                                      2,736               81            7.26            .400               331
Commercial                                      46              927            7.16            .189               173
                                     -------------
Owned servicing portfolio                 $  9,197             $ 72            7.76%           .397%              291
Subservicing portfolio                      15,915
                                     -------------
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Total mortgage servicing portfolio         $25,112
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The servicing fee rates in the preceding table are shown after deducting applicable guarantee fees. Guarantee fees, when applicable, range from 6 basis points for governmental loans to approximately 30 basis points for certain conventional loans. Certain loans sold to private investors have no guarantee fees.

     The following tables summarize Source One's owned mortgage loan servicing portfolio by interest rate range and by location of property:

---------------------------------------------------------------------------------------------------------------------
                                       December 31, 1998                              December 31, 1997
                          -------------------------------------------    --------------------------------------------
                                             Aggregate       Weighted                       Aggregate        Weighted
                              Number         principal        average         Number        principal         average
Interest rate                     of           balance       interest             of          balance        interest
range                          loans        (millions)           rate          loans       (millions)            rate
---------------------     -------------------------------------------    --------------------------------------------
5.99% and lower                  438                35          5.17%            843       $       66           5.41%
6.00% - 6.49%                  1,193               127           6.22          1,823              159            6.13
6.50% - 6.99%                 10,870             1,111           6.64          4,166              319            6.66
7.00% - 7.49%                 28,036             2,337           7.08         12,968              729            7.17
7.50% - 7.99%                 30,928             2,550           7.58         29,240            2,455            7.63
8.00% - 8.49%                 15,778             1,155           8.12         27,989            2,280            8.13
8.50% - 8.99%                 17,999               809           8.62         32,178            1,867            8.59
9.00% - 9.49%                  5,934               275           9.12         13,452              722            9.07
9.50% - 9.99%                  7,580               339           9.64         29,142            1,420            9.55
10% and above                  9,574               459          10.73         32,488            1,610           10.49
                          -------------------------------------------    --------------------------------------------
Total                        128,330            $9,197          7.76%        184,289          $11,627           8.52%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                      December 31, 1998                               December 31, 1997
                         -------------------------------------------    ---------------------------------------------
                                            Aggregate                                      Aggregate
                              Number        principal     Percentage         Number        principal       Percentage
                                  of          balance   of servicing             of          balance     of servicing
State                          loans       (millions)      portfolio          loans       (millions)        portfolio
---------------------    -------------------------------------------    ---------------------------------------------
California                    17,617           $1,795          19.5%         20,459          $ 1,889            16.3%
New York                      17,572              935           10.2         22,118            1,162             10.0
Texas                         11,448              676            7.4         15,655              736              6.3
Washington                     5,033              486            5.3          7,889              690              5.9
Florida                        7,849              471            5.1         12,894              663              5.7
Michigan                       7,810              393            4.3         10,773              520              4.5
Maryland                       4,159              377            4.1          5,020              362              3.1
New Jersey                     5,145              364            4.0          7,088              503              4.3
Ohio                           4,461              298            3.2          6,658              357              3.1
Illinois                       3,441              260            2.8          6,335              420              3.6
Other                         43,795            3,142           34.1         69,400            4,325             37.2
                         -------------------------------------------    ---------------------------------------------
Total                        128,330           $9,197         100.0%        184,289          $11,627           100.0%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     Escrow funds of approximately $207.9 million and $196.8 million as of December 31, 1998 and 1997, respectively, relating to mortgages serviced and subserviced, were held in non-interest bearing accounts at non-affiliated banks and are not included in the consolidated financial statements.

NOTE 7.  MORTGAGE LOANS HELD FOR SALE AND POOL LOAN PURCHASES

     The following tables summarize Source One's mortgage loans held for sale and pool loan purchases:


---------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                          ---------------------------
Millions                                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------------
Adjustable rate mortgage loans, weighted average
   interest rates of 6.39% and 6.36%                                                       $ 15.1             $  51.6
Fixed rate 5 year through 25 year mortgage loans,
   weighted average interest rates of 7.10 and 7.68%                                        240.0                60.4
Fixed rate 30 year mortgage loans, weighted average
   interest rates of 7.33% and 7.76%                                                        420.3               405.0
                                                                                          ---------------------------
Total principal amount                                                                      675.4               517.0
Net premiums                                                                                   .9                 2.3
                                                                                          ---------------------------
Total mortgage loans held for sale                                                         $676.3             $ 519.3

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                 ----------------------------------------------------
                                                                   Principal balance               Number of loans
                                                                 ----------------------         ---------------------
Dollars in Millions                                                  1998          1997            1998          1997
---------------------------------------------------------------------------------------         ---------------------
Loan type:  FHA                                                    $119.6        $103.1           1,640         1,781
                   VA                                                45.3          43.3             550           669
                   Conventional                                        .1           3.4               4            45
                                                                 ----------------------         ---------------------
Total pool loan purchases                                          $165.0        $149.8           2,194         2,495
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

NOTE 8.  DEBT

SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:


---------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
                                                                                         ----------------------------
Millions                                                                                        1998             1997
---------------------------------------------------------------------------------------------------------------------
White Mountains:  Credit facility                                                             $ 50.0          $     -
Charter:  Notes payable and lease obligations                                                    1.5              2.0
Source One:
  Credit agreement borrowings                                                                  697.3            569.5
  Less net discounts                                                                            (.3)             (.1)
                                                                                         ----------------------------
     Total Source One                                                                          697.0            569.4
                                                                                         ----------------------------
Total short-term debt                                                                         $748.5          $ 571.4
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The weighted average interest rates of short-term debt outstanding during the year ended December 31, 1998 and 1997 were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
                                                                                            -------------------------
                                                                                                 1998            1997
---------------------------------------------------------------------------------------------------------------------
White Mountains:  Credit facility                                                               6.20%           6.04%
Charter:  Notes payable                                                                         6.50%           6.50%
Source One:
  Credit agreement borrowings                                                                   5.79%           6.34%
  Commercial paper and short-term borrowings                                                      - %           5.81%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     In August 1998 the Company entered into a $35.0 million revolving credit agreement with a syndicate of banks which served to replace an expiring arrangement in the same amount. Under the agreement, through August 12, 1999 the Company may borrow up to $35.0 million at short-term market interest rates. The credit agreement contains certain customary covenants and conditions. At December 31, 1998 the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. At December 31, 1997 the Company had no outstanding borrowings under the former facility.

     In November 1996 White Mountains entered into a five year revolving credit facility under which it may borrow up to $50.0 million at market interest rates. At December 31, 1998 White Mountains had $50.0 million of borrowings outstanding under the facility which was used to partially fund White Mountains additional investment in MSA and its acquisition of Folksamerica during 1998. White Mountains had no borrowings outstanding at December 31, 1997 under the facility.

     During 1996 Charter extended $3.2 million of notes payable to be repaid in three equal installments in 1997, 1998 and 1999. As of December 31, 1998 $1.1 million of the notes remained outstanding. The notes are collateralized by certain assets of Charter.

     In July 1998 Source One amended and restated its $600.0 million secured revolving credit agreement to increase its borrowing capacity and flexibility. The provisions of the amended agreement increased Source One's borrowing capacity to $800.0 million. The facility expires on July 9, 1999. At December 31, 1998, Source One was in compliance with all covenants under the agreement and had $650.5 million of borrowings outstanding under this agreement.

     During the second quarter of 1998 Source One entered into two additional secured credit agreements whereby it may borrow up to $35.0 million and $175.0 million through July 1999 and April 1999, respectively. At December 31, 1998, Source One had a total of $21.6 million in borrowings outstanding under these agreements.

     In April 1998 Source One replaced its existing $15.0 million unsecured revolving credit agreement under which it can borrow up to $40.0 million through April 15, 1999. As of December 31, 1998, there was $25.2 million outstanding under the revolving credit agreement.

     In July 1997 Source One amended and restated its secured revolving credit agreement to reflect a reduction in its borrowing requirements resulting from the 1997 servicing sale. The provisions of the amended agreement decreased Source One's revolving credit facility from $750.0 million to $600.0 million and reduced Source One's borrowing costs by lowering the facility fee. At December 31, 1997, Source One was in compliance with all covenants and had $559.0 million of borrowing outstanding under this facility.

     In May 1997 Source One entered a unsecured revolving credit agreement under which it can borrow up to $15.0 million through June 1, 1998. As of December 31, 1997, there was $10.5 million outstanding under the revolving credit agreement.

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

LONG-TERM DEBT

     Long-term debt outstanding consisted of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                         ----------------------------
Millions                                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------------
Parent Company:
   Medium-term notes                                                                       $116.3              $116.3
   Less net discounts                                                                        (.6)                (.7)
                                                                                         ----------------------------
       Total Parent Company                                                                 115.7               115.6
                                                                                         ----------------------------
Folksamerica: Medium-term notes                                                              55.6                   -
Valley:  Medium-term notes                                                                   15.0                15.0
Charter:  Notes payable in 1999                                                                 -                 1.1
Source One:
   Medium-term notes, 8.875% due in 2001                                                     18.7                18.7
   Debentures, 9.0% due in 2012                                                             100.0               100.0
   Subordinate debentures, 9.375% due in 2025                                                56.0                56.0
   Less net discounts                                                                       (1.3)               (2.1)
                                                                                         ----------------------------
       Total Source One                                                                     173.4               172.6
                                                                                         ----------------------------
Total long-term debt                                                                       $359.7              $304.3
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     At December 31, 1998, the Parent Company had $116.3 million of outstanding medium-term notes with an average maturity of 4.4 years and a yield to maturity of 7.82%.

     Folksamerica has $55.6 million of medium-term notes outstanding which are guaranteed by one of the European Mutuals. As part of the August 18, 1998 Folksamerica acquisition, Fund American guaranteed Folksamerica's debt to the former owner and agreed to repay or refinance the obligation during the 1999 first quarter. The Folksamerica medium-term notes had scheduled maturities from 2001 to 2005 and had a weighted average interest rate of approximately 5.65% from August 18, 1998 to December 31, 1998.

     Valley has a five year credit facility under which it may borrow up to $15.0 million at market interest rates. During 1998 and 1997 Valley had $15.0 million of borrowings outstanding under the facility with a weighted average interest rate of 6.14% and 6.09%, respectively.

     In 1991 Source One issued $160.0 million of 8.875% medium-term notes due in 2001 of which $138.4 million remained outstanding at December 31, 1996. During 1997 Source One repurchased and retired in principal amount $119.7 million of these notes leaving $18.7 million outstanding at December 31, 1997 and 1998.

     In 1992 Source One issued $100.0 million of 9% debentures due in 2012 pursuant to a $250.0 million shelf registration statement. The debentures may not be redeemed by Source One prior to maturity. The proceeds from issuance were used for general corporate purposes.

     In December 1995, Source One exchanged and retired 2,239,061 shares Source One Preferred Stock for $56.0 million in principal amount of 9.375% subordinated debentures. The subordinated debentures are due in

2025 but are redeemable at the option of Source One, in whole or part, at any time on or after May 1, 1999.

     In connection with Source One's February 28, 1997 sale of approximately $17.0 billion of mortgage servicing rights to a third party, the Company has made certain collection, payment and performance guarantees to the buyer for a period of no more than ten years. The aggregate amount of the Company's guaranty is initially limited to $20.0 million and amortizes down to $15.0 million as mortgage loans serviced under agreement are repaid. During 1998, the Company permitted the third party to include an additional $2.9 billion of mortgage servicing rights that it purchased from Source One during 1998 to be included in the guaranty, however, the inclusion of the 1998 servicing rights sold did not serve to change the maximum amount of the guarantee or the original term of the agreement.

     Total interest paid by Fund American for both short-term and long-term debt was $83.5 million, $51.9 million and $51.5 million in 1998, 1997 and 1996, respectively.

     Fund American's long-term debt maturities, including the current portion of long-term debt, for 1999, 2000, 2001, 2002, 2003 and beyond are $57.7 million, $6.0 million, $20.7 million, $10.0 million, $102.3 million and $166.0 million, respectively.

NOTE 9.  INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return. The Federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.

     The total income tax provision consisted of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
Millions                                                                     1998             1997               1996
---------------------------------------------------------------------------------------------------------------------
Tax on pretax earnings:
   Federal                                                                 $ 45.2            $26.7             $ 18.1
   State and local                                                            2.6              2.7                 .8
                                                                        ---------------------------------------------
Income tax provision on pretax earnings                                      47.8             29.4               18.9
Tax benefit from loss on early extinguishment of debt                           -              3.2                  -
                                                                        ---------------------------------------------
Total income tax provision                                                 $ 47.8            $32.6             $ 18.9
                                                                        ---------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net income tax payments                                                    $ 35.7            $24.9             $  7.0
                                                                        ---------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Tax provision recorded directly to shareholders' equity related to:
    Changes in net unrealized investment gains and losses                  $(4.3)            $22.5             $ 29.4
    Changes in net foreign currency translation gains and losses           $ (.5)            $   -             $    -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The components of the income tax provision (benefit) on pretax earnings follow:

---------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                        ---------------------------------------------
Millions                                                                     1998             1997               1996
---------------------------------------------------------------------------------------------------------------------
Current provision                                                          $ 49.0            $33.5             $ 22.5
Deferred benefit                                                            (1.2)             (4.1)             (3.6)
                                                                        ---------------------------------------------
     Total income tax provision on pretax earnings                         $ 47.8            $29.4             $ 18.9
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Fund American recorded a net deferred Federal income tax asset of $7.8 million as of December 31, 1998 and a net deferred Federal income tax liability of $19.6 million as of December 31, 1997. Significant components of Fund American's net deferred Federal income tax asset and liability follow:

---------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
Millions                                                                                           1998          1997
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets related to:
  Employee compensation and benefit accruals                                                    $  51.1        $ 39.1
  Discounting of loss reserves                                                                     40.1           2.9
  Capitalized mortgage servicing                                                                   21.1          26.2
  Unearned insurance premiums                                                                      10.5           5.3
  Allowance for mortgage loan losses                                                                4.3           4.8
  Other items                                                                                      15.8          10.1
                                                                                           --------------------------
       Total deferred tax assets                                                                $ 142.9        $ 88.4
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
                                                                                           --------------------------
Millions                                                                                           1998          1997
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities related to:
  Net unrealized investment holding gains                                                       $  83.0       $  71.4
  Earnings from insurance affiliates                                                               17.5          11.8
  Deferred acquisition costs                                                                       12.4           5.0
  Purchase accounting adjustments                                                                   4.8           5.5
  Unrealized gains on financial instruments                                                         4.3           4.6
  Other items                                                                                      13.1           9.7
                                                                                           --------------------------
       Total deferred tax liabilities                                                            $135.1        $108.0
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     A reconciliation of taxes calculated using the 35% Federal statutory rate to the income tax provision on pretax earnings follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
Millions                                                                          1998            1997           1996
---------------------------------------------------------------------------------------------------------------------
Tax provision at Federal statutory rate                                          $45.4           $27.4          $ 9.6
Differences in taxes resulting from:
   Dividends received deduction                                                  (2.6)           (3.1)          (2.3)
   Nonconventional fuel source tax credits                                       (1.1)           (2.4)              -
   Tax reserve adjustments                                                         5.4             5.1            4.2
   State income taxes                                                              1.7             1.8             .5
   Write-off of goodwill and other intangible assets                                 -               -            8.1
   Other, net                                                                    (1.0)              .6          (1.2)
                                                                              ---------------------------------------
Total income tax provision on pretax earnings                                    $47.8           $29.4          $18.9
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 1998 and 1997.


NOTE 10.  RETIREMENT AND POST-RETIREMENT PLANS

     The Company has an unfunded, nonqualified defined contribution plan for a select group of management employees for the purpose of providing retirement benefits (the "Deferred Benefit Plan"). The amount of annual contribution to the Deferred Benefit Plan is determined using actuarial assumptions. At December 31, 1998 and 1997, Fund American's liability to participants pursuant to the Deferred Benefit Plan was $4.8 million and $3.9 million, respectively.

     The Company also has an unfunded, nonqualified plan for a select group of management employees for the purpose of deferring current compensation for retirement savings (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan, participants may voluntarily defer all or a portion of qualifying remuneration payable by Fund American. At December 31, 1998 and 1997, Fund American's liability to participants pursuant to the Deferred Compensation Plan was $65.1 million and $37.6 million, respectively.

     Source One, Folksamerica and Valley have defined contribution employee savings plans for the benefit of substantially all their employees. The costs of these plans are not material to Fund American's financial statements.

     Fund American also has various defined benefit pension plans for the benefit of the majority of its employees. Benefits under these plans are based on years of service and each employee's highest average eligible compensation over five consecutive years in his or her last ten years of employment. Cash contributions made by Fund American totalled less than $1.0 million for the years ended December 31, 1998 and 1997 and the projected benefit obligation of such plans totalled $11.0 million and $11.3 million, respectively, as of those dates.

     Fund American's postretirement benefit costs, included in accounts payable and other liabilities, were $3.8 million and $3.7 million at December 31, 1998 and 1997, respectively.


NOTE 11.  EMPLOYEE STOCK PLANS


     Fund American's Long-Term Incentive Plan (the "Incentive Plan") provides for granting to executive officers and other key employees of the Company (and certain of its subsidiaries) various types of stock-based incentive awards including stock options and performance shares. At December 31, 1998, 329,200 Shares remained available for grants under the Incentive Plan.

     Performance shares are conditional grants of a specified maximum number of Shares or an equivalent amount of cash. The grants are generally payable, subject to the attainment of a specified after tax return on equity at the end of a three year period or as otherwise determined by the Compensation Committee of the Board. The Compensation Committee consists solely of disinterested, non-management directors.

     Pursuant to the Incentive Plan 47,800, 50,000 and 73,000 performance shares were granted in 1998, 1997 and 1996, respectively, of which 5,150, 4,300 and 14,000 of the performance shares granted, respectively, remain unallocated to participants as of December 31, 1998 and are not deemed to be outstanding. During 1998, 1997 and 1996, 47,129, 22,944 and 0 performance shares were paid in cash, respectively. At December 31, 1998, 147,350 performance shares were outstanding. The financial goal for full payment of the performance shares is the achievement of a 13% annual after tax return on equity as measured over the applicable performance periods.

     As of December 31, 1998, 1997 and 1996 there were 2,000, 2,000 and 3,000 stock options outstanding, respectively, which had exercise prices ranging from $24.82 to $32.60 per Share. All Fund American stock options outstanding during the three year period ended December 31, 1998, were fully vested and exercisable. No new stock options have been issued to Fund American employees since 1990.

     In 1985 the Company's Chairman purchased warrants (the "Warrants") from American Express Company ("American Express") entitling him to buy 1,700,000 Shares for $25.75 per Share. Warrants to purchase 420,000 Shares, 130,000 Shares and 150,000 Shares were exercised by the Chairman during 1992, 1994 and 1995, respectively, leaving Warrants to purchase 1,000,000 Shares outstanding at December 31, 1995. Pursuant to a proposal approved by shareholders at the Company's 1995 Annual Meeting, the expiration date with respect to the Warrants was extended from January 2, 1996, to January 2, 2002. In accordance with APB No. 25, the extension of the Warrants resulted in a $46.2 million pretax charge to compensation expense which was recorded in the second quarter of 1995. No Warrants were exercised by the Chairman during 1998 and 1997. Pursuant to certain anti-dilution adjustments related to the distribution of White River Shares to the Company's shareholders, the exercise price for the Warrants to purchase Fund American Shares was reduced to $21.66 per Share.

     All employees (other than employees of Source One, FAE and Folksamerica are eligible to participate in an employee savings plan qualified under Section 401(k) of the Internal Revenue Code ("IRC") (the "Valley 401(k) Plan"). Contributions to the Valley 401(k) Plan can be invested in various investment options including Shares. There is an employer match provision to the Valley 401(k) Plan which is equal to 50% of the first 6% of employee compensation contributed to the plan, subject to IRC limits. Fund American added Shares to the investment options offered under the Valley 401(k) Plan as of July 1, 1997. As of December 31, 1998 participants of the Valley 401(k) Plan owned a total of 3,949 Shares.

     All employees of Folksamerica are eligible to participate in an employee savings plan qualified under Section 401(k) of the Internal Revenue Code ("IRC") (the "Folksamerica 401(k) Plan"). Contributions to the Folksamerica 401(k) Plan can be invested in various investment options. The Folksamerica 401(k) Plan does not currently provide for investments in Shares. There is an employer match provision to the Folksamerica 401(k) Plan which is equal to 100% of the first 6% of employee compensation contributed to the plan, subject to IRC limits.

     Source One also has a qualified employee savings plan (the "Source One 401(k) Plan"). Contributions to the Source One 401(k) Plan can be invested in various investments including Shares. In 1997, Source One added a matching contribution feature to the Source One 401(k) Plan which is equal to a certain percentage of employee contributions, up to a maximum of 5%, dependent upon Source One's return on equity. As of December 31, 1998, participants of the Source One 401(k) Plan owned a total of 38,046 Shares.

     SFAS No. 123, "Accounting for Stock Based Compensation," requires disclosure regarding all employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue following existing accounting standards provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. Fund American has not adopted the recognition and measurement criteria of SFAS No. 123 and alternatively has chosen to disclose the pro forma effects of SFAS No. 123 as it relates to outstanding Warrants and performance shares granted in 1998, 1997 and 1996, as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                              -------------------------------------
Millions, except per share amounts                                                  1998         1997          1996
-------------------------------------------------------------------------------------------------------------------
Net income:
      As reported                                                                 $ 82.2        $43.0         $ 8.6
      Pro forma                                                                     77.4         39.4             -
-------------------------------------------------------------------------------------------------------------------
Basic net income per share:
      As reported                                                                 $13.38        $5.98         $ .66
      Pro forma                                                                    12.56         5.99             -
-------------------------------------------------------------------------------------------------------------------
Diluted net income per share:
      As reported                                                                 $11.94        $5.40         $ .60
      Pro forma                                                                    11.20         5.41             -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     SFAS No. 123 provides for the expense of Warrants, stock options and performance shares over the life of the award using the Black Scholes option pricing model. Significant assumptions used include a 5.0% risk-free interest rate, an expected Share volatility of .167 and an expected life of five years for Warrants and three years for performance shares. In determining the pro forma effects of SFAS No. 123, the Company recognizes the pro forma expense of the Warrants over time. The pro forma net income figures disclosed above may not be representative of the effects on reported net income to be reported in future years.


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


NOTE 13.  SHAREHOLDERS' EQUITY

COMMON SHARE REPURCHASES

     During 1998, 1997 and 1996 the Company repurchased 151,916 Shares, 924,739 Shares and 779,077 Shares, respectively, for $19.8 million, $103.7 million and $66.3 million, respectively. All Shares repurchased during 1998, 1997 and 1996 have been retired. At December 31, 1998, the Company had outstanding authorization to purchase an additional 41,501 Shares.


CAPITAL STOCK DIVIDENDS

     During 1998 and 1997 the Company declared and paid quarterly cash dividends of $.40 per Share and $.20 per Share, respectively. During 1998 and 1997 Source One declared and paid quarterly cash dividends of $2.105 per share of Source One Preferred Stock.

NOTE 14.  SEGMENT INFORMATION

     Fund American has determined that its reportable segments include Mortgage Banking (Source One), Property and Casualty Insurance (Valley, Charter and
WMIC), Reinsurance (Folksamerica), Investments in Unconsolidated Insurance Affiliates and other (primarily the Company, FAE and White Mountains, all on a stand-alone basis). This determination was based on the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which was adopted by Fund American in December 1998. Prior year segment information has been restated to conform to the current presentation under SFAS No. 131. Investment results are included within the segment to which the investments relate. The Company has made this determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. There are no significant intercompany transactions among Fund American's segments.

     Revenues, pretax earnings and ending assets for Fund American's segments are shown below:


-------------------------------------------------------------------------------------------------------------------
                                                      Property and             Investments in
                                                          Casualty             Unconsolidated
                                              Mortgage   Insurance                 Affiliates
Millions                                       Banking             Reinsurance                     Other      Total
-------------------------------------------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------------------------------------------
Revenues for external customers                 $212.0      $170.0     $  85.4         $    -       $  -     $467.4
Net investment income                             81.6         8.2        18.1            3.8        6.7      118.4
Equity in earnings of unconsolidated affiliates      -           -           -           24.3          -       24.3
Amortization of deferred credit                      -           -         2.7              -          -        2.7
Other                                           (34.8)(a)              -     -              -         .1     (34.7)
                                             ----------------------------------------------------------------------
Total revenues                                   258.8       178.2       106.2           28.1(b)           6.8578.1
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------------------------------------

Revenues for external customers                  127.5       153.1           -              -          -      280.6
Net investment income                             43.5         8.9           -            3.8        8.9       65.1
Equity in earnings of unconsolidated affiliates      -           -           -           21.3          -       21.3
Other                                           (56.7)(a)               -    -              -          -     (56.7)
                                             ----------------------------------------------------------------------
Total revenues                                   114.3       162.0           -           25.1(b)           8.9310.3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------------------------

Revenues for external customers                  206.2       119.1           -              -          -      325.3
Net investment income                             40.8         7.5           -            3.7(a)           5.2 57.2
Equity in earnings of unconsolidated affiliates      -           -           -           12.0          -       12.0
Other                                           (69.3)(a)              -     -              -          -     (69.3)
                                             ----------------------------------------------------------------------
Total revenues                                  $177.7      $126.6    $      -          $15.7(b)         $5.2$325.2
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(a) Represents amortization and impairment of capitalized mortgage servicing of $55.2 million, $68.0 million and $79.2 million for 1998, 1997 and 1996, respectively, partially offset of net gains on financial instruments of $20.4 million, $11.3 million and $9.9 million, respectively.

(b) Includes interest income on Fund American's investment in MediaOne preferred stock (considered to be related to Fund American's investment in FSA) of $3.8 million for 1998, 1997 and 1996.


-------------------------------------------------------------------------------------------------------------------
                                                      Property and             Investments in
                                                          Casualty             Unconsolidated
                                              Mortgage   Insurance                 Affiliates
Millions                                       Banking             Reinsurance                     Other      Total
-------------------------------------------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------------------------------------------

Income (loss) before realized gains, taxes and  $123.7       $ 5.3       $ 8.9          $28.1    $(16.6)     $149.4
   certain other expenses
Net realized investment gains (losses)             2.2         5.4        (.8)              -       64.2       71.0
Interest expense                                (70.2)       (1.1)       (1.4)              -     (11.2)     (83.9)
Depreciation and amortization                    (3.1)       (3.0)           -              -       (.4)      (6.5)
                                             ----------------------------------------------------------------------
Pretax earnings                                   52.6         6.6         6.7           28.1       36.0      130.0
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------
Income tax expense                              (19.3)       (1.8)       (1.2)          (7.6)          (17.9)(47.8)
-------------------------------------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------------------------------------

Income (loss) before realized gains, taxes and    18.2        11.5           -           25.1     (18.7)       36.1
   certain other expenses
Net realized investment gains (losses)            (.7)         4.1           -              -       93.3       96.7
Interest expense                                (35.4)       (1.2)           -              -      (9.4)     (46.0)
Depreciation and amortization                    (5.0)       (3.0)           -              -       (.4)      (8.4)
                                             ----------------------------------------------------------------------
Pretax earnings (loss)                          (22.9)        11.4           -           25.1       64.8       78.4
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------
Income tax (expense) benefit                       7.0       (4.3)           -          (6.1)     (26.0)     (29.4)
                                             ----------------------------------------------------------------------
Loss on early extinguishment of debt             (6.0)           -           -              -          -      (6.0)
-------------------------------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------------------------

Income (loss) before realized gains, taxes and    44.1       (2.7)           -           15.7      (9.3)       47.8
   certain other expenses
Net realized investment gains (losses)            (.2)        (.3)           -              -       39.0       38.5
Interest expense                                (36.0)        (.7)           -              -      (9.6)     (46.3)
Depreciation and amortization                    (6.5)       (3.2)           -              -      (2.8)     (12.5)
                                             ----------------------------------------------------------------------
Pretax earnings (loss)                             1.4       (6.9)           -           15.7       17.3       27.5
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------
Income tax (expense) benefit                 $   (9.5)       $ 3.4       $   -         $(3.5)   $  (9.3)   $ (18.9)
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
Millions                                              Property and             Investments in
                                                          Casualty             Unconsolidated
                                              Mortgage   Insurance                 Affiliates
Ending assets:                                 Banking             Reinsurance                     Other      Total
-------------------------------------------------------------------------------------------------------------------
December 31, 1998                             $1,234.1      $311.5    $1,220.5         $404.1     $110.5   $3,280.7
December 31, 1997                              1,063.1       288.8           -          409.6      248.8    2,010.3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


NOTE 15.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES


INVESTMENT IN FSA

     Fund American owned 3,460,200 shares of FSA Common Stock at December 31, 1998, 1997 and 1996. This represented approximately 11.6%, 12.1% and 11.5%, respectively, of the total shares of FSA Common Stock outstanding at those times. Fund American had voting rights to an additional 3,893,940 shares of FSA Common Stock at December 31, 1998, 1997 and 1996, raising Fund American's voting control of FSA to approximately 23.1%, 24.0% and 23.0%, respectively. At December 31, 1998, 1997 and 1996, Fund American also owned FSA Options and Preferred Stock which, in total, give Fund American the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million. As of December 31, 1998, 1997 and 1996, Fund American's economic interest in FSA was 25.1%, 26.2% and 25.1%, respectively.

     Fund American's investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the NYSE. The market value of the FSA Common Stock as of December 31, 1998 and 1997, as quoted on the NYSE, exceeded Fund American's carrying value of the FSA Common Stock on the equity method. Fund American's investments in FSA Options and Preferred Stock are accounted for under the provisions of SFAS No. 115 whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income.

     The following table summarizes financial information for FSA:


---------------------------------------------------------------------------------------------------------------------
Millions                                                                               1998         1997        1996
---------------------------------------------------------------------------------------------------------------------
FSA BALANCE SHEET DATA:
Total investments                                                                 $ 1,874.8    $ 1,431.6    $1,154.4
Total assets                                                                        2,405.5      1,900.6     1,537.7
Deferred premium revenue                                                              721.7        595.2       511.2
Loss and loss adjustment expense reserve                                               63.9         75.4        72.1
Preferred shareholder's equity                                                           .7           .7          .7
Common shareholders' equity                                                         1,072.7        881.7       800.6
FSA INCOME STATEMENT DATA:
Gross premiums written                                                            $   319.3    $   236.4    $  177.0
Net premiums written                                                                  219.9        172.9       121.0
Net premiums earned                                                                   137.9        109.5        90.4
Net investment income                                                                  78.8         72.1        65.1
Net income                                                                            117.0        100.5        80.8

---------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY FUND AMERICAN:
 Investment in FSA Common Stock                                                   $   119.7    $   104.3    $   92.3
 Investment in FSA Options and Preferred Stock                                        114.4         87.8        19.8
                                                                                 ------------------------------------
Total Investment in FSA                                                           $   234.1    $   192.1    $  112.1
                                                                                 ------------------------------------
                                                                                 ------------------------------------
Equity in earnings from FSA Common Stock (a)                                      $    13.8    $    11.4    $    7.8
Equity in net unrealized investment gains (losses) from FSA's investment
portfolio, before tax (b)                                                               3.1          2.1       (1.0)
Unrealized investment gains on FSA Options and Preferred Stock, before tax (b)         26.6         68.0        17.3
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.


     At December 31, 1998 and 1997, Fund American's consolidated retained earnings included $35.9 million and $23.6 million, respectively, of accumulated undistributed earnings of FSA (net of related amortization of goodwill).



INVESTMENT IN MSA

     At December 31, 1998, 1997 and 1996, Fund American owned 222,093, 90,606 and 90,606 shares of MSA Common Stock. This represented approximately 50.0%, 33.1% and 33.1% of the total shares of MSA Common Stock outstanding at those times. Fund American's investment in MSA is accounted for using the equity method. The following tables summarize financial information for MSA:



---------------------------------------------------------------------------------------------------------------------
Millions                                                                                1998        1997         1996
---------------------------------------------------------------------------------------------------------------------
MSA BALANCE SHEET DATA:
Total investments                                                                    $ 465.9      $280.1      $ 249.4
Total assets                                                                           588.6       337.2        316.2
Unearned premium reserve                                                               113.0        71.8         64.0
Loss and loss adjustment expense reserves                                              212.2       123.7        120.1
Shareholders' equity                                                                   232.5       120.6        101.4
MSA INCOME STATEMENT DATA:
Net premiums written                                                                 $ 258.5      $156.6      $ 147.2
Net premiums earned                                                                    226.3       148.7        141.6
Net investment income                                                                   22.1        15.4         14.9
Net income                                                                              13.4        11.9          9.7
---------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY FUND AMERICAN:
Investment in MSA Common Stock                                                       $ 120.2      $ 40.9      $  34.7
Equity in earnings from MSA Common Stock (a)                                             4.9         3.8          1.5
Equity in net unrealized investment gains (losses) from MSA's
   investment portfolio, before tax (b)                                                  4.1         2.4         (.5)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.


     At December 31, 1998 and 1997, Fund American's consolidated retained earnings included $14.2 million and $9.3 million, respectively, of accumulated undistributed earnings of MSA (net of related amortization of goodwill).


INVESTMENT IN FOLKSAMERICA

     On August 18, 1998, Fund American acquired all of the remaining outstanding shares of the common stock of Folksamerica for $169.1 million which resulted in Folksamerica becoming a consolidated subsidiary of the Company as of that date. As of December 31, 1997 and 1996, Folksamerica was an unconsolidated subsidiary of Fund American.

     Prior to the consolidation of Folksamerica in 1998, White Mountains owned 6,920,000 shares of Folksamerica Preferred Stock at December 31, 1997 and 1996 and owned 1,563,907 shares of Folksamerica Common Stock at December 31, 1997. White Mountains ownership percentage of Folksamerica at December 31, 1997 and 1996 represented 50.0% of the total Folksamerica voting shares outstanding at those times. At December 31, 1997 and 1996, White Mountains also owned ten year Folksamerica Warrants to purchase up to 6,920,000 shares of Folksamerica Common Stock for aggregate consideration of $79.4 million. Fund American acquired its investment in Folksamerica Preferred Stock and Folksamerica Warrants on June 19, 1996. White Mountains acquired its investment in Folksamerica Common Stock on November 20, 1997.

     Prior to the consolidation of Folksamerica in 1998, White Mountains' investment in Folksamerica Common Stock was accounted for using the equity method and Fund American's investment in Folksamerica Preferred Stock and Folksamerica Warrants were accounted for under the provisions of SFAS No. 115 whereby the investments were reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income. Dividends earned on Folksamerica Preferred Stock were recorded as earnings from unconsolidated insurance affiliates on the income statement.

     The following table summarizes financial information for Folksamerica:


---------------------------------------------------------------------------------------------------------------------
Millions                                                                                    1997                 1996
---------------------------------------------------------------------------------------------------------------------
FOLKSAMERICA BALANCE SHEET DATA:
Total investments                                                                            $  926.2         $ 711.4
Total assets                                                                                  1,213.6           994.8
Unearned premium reserve                                                                         96.5            61.5
Loss and loss adjustment expense reserve                                                        739.1           628.9
Preferred shareholder's equity                                                                   79.4            79.4
Common shareholders' equity                                                                     175.6            88.2
FOLKSAMERICA INCOME STATEMENT DATA:
Gross premiums written                                                                       $  251.0         $ 187.2
Net premiums written                                                                            232.4           171.9
Net premiums earned                                                                             238.0           181.4
Net investment income                                                                            46.7            32.4
Net income                                                                                       35.9            17.1
---------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY FUND AMERICAN:
 Investment in Folksamerica Common Stock                                                     $   23.5         $     -
 Investment in Folksamerica Preferred Stock and Warrants                                         80.0            80.0
                                                                                            -------------------------
Total Investment in Folksamerica                                                             $  103.5         $  80.0

                                                                                            -------------------------
Equity in earnings from Folksamerica Common Stock (a)                                        $     .9         $     -
Dividends from Folksamerica Preferred Stock (a)                                                   5.2             2.7
Equity in net unrealized investment gains from Folksamerica's investment portfolio, before tax (b)1.8              .2
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a) Recorded net of related amortization of goodwill and accretion of discount.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported on the income statement as a component of comprehensive net income.


     At December 31, 1997, Fund American's consolidated retained earnings included $1.0 million of accumulated undistributed earnings of Folksamerica.


INVESTMENT IN AMLIN (FORMERLY MURRAY LAWRENCE)

     At December 31, 1997 White Mountains owned 38,651,270 shares of the common stock of Murray Lawrence which it had acquired on December 8, 1997 for $23.6 million. This represented approximately 15.8% of the total shares of Murray Lawrence common stock outstanding at that time. At December 31, 1997 White Mountains carried its investment in Murray Lawrence as an "investment in unconsolidated insurance affiliate" and valued the investment at its original cost of $23.6 million which approximated its fair value at that date..

     During 1998 Murray Lawrence merged with Angerstein Underwriting which resulted in the creation of Amlin. White Mountains owns 13,980,861 shares of the common stock of Amlin, which represents an approximate 6.5% ownership stake as of December 31, 1998 . As a result of White Mountains' decreased ownership percentage of this investment resulting from the merger, White Mountains recharacterized its investment in Amlin as an "other investment" and carried the investment at its fair value of $25.1 million at December 31, 1998.


NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK


     Source One utilizes derivative financial instruments in the management of interest rate risk. Source One's use of derivative financial instruments is primarily limited to (i) commitments to extend credit, (ii) mandatory forward commitments and (iii) interest rate floor contracts, interest rate swap agreements and principal-only swap agreements. Although SFAS No. 115 requires that these financial instruments be classified as held for trading purposes, Fund American does not consider these investments to be speculative holdings.

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

     Source One's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit is represented by the contractual notional amount of those commitments. Source One's locked mortgage loan commitments expected to close totalled $608.3 million and $284.5 million at December 31, 1998 and 1997, respectively. Fixed rate commitments result in Source One having market interest rate risk as well as credit risk. Variable rate commitments result primarily in credit risk. The amount of collateral required upon extension of credit is based on management's credit evaluation of the mortgagor and consists of the mortgagor's residential property.

     Source One obtains mandatory forward commitments of up to 120 days to sell mortgage-backed securities to hedge the market interest rate risk associated with a substantial portion of the Pipeline that is expected to close and all mortgage loans receivable. At December 31, 1998 and 1997, Source One had $1,805.3 million and $776.8 million, respectively, of mandatory forward commitments outstanding. If secondary market interest rates decline after Source One commits to an interest rate for a loan, the loan may not close and Source One may incur a loss from the cost of covering its obligations under a related mandatory forward commitment. If secondary market interest rates increase after Source One commits to an interest rate for a loan and Source One has not obtained a forward commitment, Source One may incur a loss when the loan is subsequently sold.

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

     At December 31, 1998 and 1997, Source One serviced approximately $4.0 billion and $5.4 billion of GNMA loans (without substantial recourse), respectively, and $1.7 billion and $2.5 billion of conventional loans (with recourse), respectively. To cover loan losses that may result from these servicing arrangements and other losses, Source One has provided an allowance for loan losses of $11.5 million and $12.8 million at December 31, 1998 and 1997, respectively. In addition, the valuation allowance for Source One's capitalized servicing asset related to its principal recourse portfolio includes a $5.3 million and $8.2 million reserve for estimated losses at December 31, 1998 and 1997, respectively. Source One's management believes the allowance for loan losses is adequate to cover unreimbursed foreclosure advances and principal losses, including losses on loans with recourse.

     In order to offset changes in the value of Source One's capitalized servicing asset and to mitigate the effect on earnings of higher amortization and impairment of such rights which results from increased prepayment activity, Source One invests in various financial instruments. As interest rates decline, prepayment activity increases, thereby reducing the value of the capitalized servicing asset, while the value of the financial instrument increases. Conversely, as interest rates increase, the value of the capitalized servicing asset increases while the value of the financial instrument decreases. The financial instruments utilized by Source One include interest rate floor contracts, interest rate swap agreements and principal-only swap agreements.

     Source One's interest rate floor contracts derive their value from differences between the floor strike rate specified in the contract and prevailing market interest rates and are not subject to total losses in excess of their original cost. As of December 31, 1998, Source One's open interest rate contracts had a fair value of $9.9 million, an original cost of $5.3 million and a total notional value of $1.1 billion. The interest rate contracts have remaining terms ranging from 5 to 10 years with floor rates ranging from 3.54% to 5.05%. Source One's interest rate swap agreements, which were entered into in the 1998 third quarter, entitle Source One to receive interest at fixed rates and pay interest at variable rates based on a contracted notional amount. As of December 31, 1998, Source One's open interest rate swap agreements had a fair value of $4.8 million and had remaining terms ranging from 5 to 10 years. Source One's exposure to losses on the interest rate swap agreements is related to the differences between the contracted fixed interest rates assumed and the contracted variable interest rates ceded over the life of the contract. Source One's principal-only swap agreements derive their value from changes in the value of referenced principal-only securities. As of December 31, 1998, Source One's open principal-only swap agreements had a fair value of $2.7 million, a notional value of $50.0 million and had a remaining term of 5 years. Source One's exposure to losses on the principal-only swap agreements is related to changes in the market value of the underlying principal-only securities over the life of the contract.

     Contingent liabilities exist with respect to reinsurance ceded, which would become an ultimate liability of Folksamerica in the event that the assuming companies were unable to meet their obligations under reinsurance agreements in force. Folksamerica evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998, reinsurance recoverables with a carrying value of $41.7 million were associated with a single reinsurer. Folksamerica holds collateral from this reinsurer in the form of a letter of credit totalling $21.4 million and funds withheld totalling $23.4 million that can be drawn on for amounts that remain unpaid.

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


NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS


     The estimated fair values of Fund American's financial instruments have been determined by using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value. Therefore, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. Carrying value equals or approximates fair value for FIXED MATURITY INVESTMENTS, COMMON EQUITY SECURITIES, FINANCIAL INSTRUMENTS (DERIVATIVES), SHORT-TERM INVESTMENTS, CASH, OTHER FINANCIAL ASSETS AND OTHER FINANCIAL LIABILITIES. For each other class of financial instrument for which it is practicable to estimate fair value, the following methods and assumptions were used to estimate such value:

     OTHER INVESTMENTS. Mortgage loans held for investment are carried at fair value. Financial instruments are carried at fair value which is estimated based on quoted market prices for those or similar investments. For all other securities classified as other investments, fair values have been determined using quoted market values or internal appraisal techniques.


     MORTGAGE LOANS HELD FOR SALE. Fair values are estimated using quoted market prices for securities backed by similar loans.

     POOL LOAN PURCHASES. Fair values are estimated based on discounted cash flow analyses using Source One's short-term incremental borrowing rate, quoted market prices for securities backed by similar loans or actual prices at which the loans were subsequently sold.

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

     The carrying amounts and estimated fair values of Fund American's financial instruments were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                  DECEMBER 31, 1998             December 31, 1997
                                                              --------------------------    -------------------------
                                                                  CARRYING          FAIR       Carrying          Fair
Millions                                                            AMOUNT         VALUE         amount         value
---------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Fixed maturity investments                                          $929.6        $929.6         $168.3        $168.3
Common equity securities                                             241.7         241.7          104.2         104.2
Other investments (excluding derivative instruments)                  79.4          85.9          147.2         156.7
Derivative instruments:
  Interest rate floor contracts                                        9.9           9.9            8.2           8.2
  Interest rate swaps                                                  4.9           4.9              -             -
  Principal-only swaps                                                 2.7           2.7           12.5          12.5
Short-term investments                                                79.0          79.0           62.8          62.8
Cash                                                                  22.4          22.4            7.0           7.0
Mortgage loans held for sale                                         676.3         680.0          519.3         529.3
Pool loan purchases                                                  165.0         165.1          149.8         150.2
Mortgage claims receivable, net (a)                                   27.2          26.5           35.6          34.9
Receivables from sales of servicing                                   73.8          73.8           27.3          27.3
Other financial assets                                                39.6          39.6           43.4          43.4

FINANCIAL LIABILITIES:
Short-term debt                                                      748.5         748.5          571.4         571.4
Long-term debt                                                       359.7         370.0          304.3         326.5
Other financial liabilities                                            5.9           5.9           22.3          22.3
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Mandatory forward commitments                                            -            .6              -           1.6
Commitments to extend credit expected to close                           -          11.1              -           6.5
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(a) Excludes $5.9 million and $5.6 million of real estate owned in 1998 and 1997, respectively.

     OTHER FINANCIAL ASSETS includes investment income receivable, accounts receivable from securities sales, notes receivable and, for 1997, White River Shares held for delivery upon exercise of existing employee stock options.

     OTHER FINANCIAL LIABILITIES includes accrued interest payable, accounts payable on securities purchases, dividends payable to shareholders and, for 1997, liability for existing employee stock options to purchase White River Shares.

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

     Prior to the Joint Ownership Agreement, Fund American was a party to a "dry lease" agreement dated January 2, 1995, for the use of aircraft owned by Haverford Transportation Inc. ("HTI") for corporate travel purposes. Messrs. Jack Byrne and Kemp are the sole shareholders of HTI. During 1996 Fund American paid HTI a total of $279,739 pursuant to the dry lease arrangement. The terms of the agreement provided for the use of HTI's aircraft (excluding pilot and fuel) for a fixed hourly charge of $200 for a single engine piston aircraft and $800 to $1,000 for a twin engine turbine aircraft. Based on the Company's experience in operating comparable aircraft, the hourly operating charges incurred pursuant to the HTI dry lease are considered to be representative of the actual hourly costs of operating HTI's aircraft.

     In September 1998 Fund American sold its 25% joint ownership interest in a private jet operated by a third party to Haverford for cash proceeds of $500,000. The purchase price received from Haverford represented a payment of $437,500 for Fund American's joint ownership interest (which resulted in Fund American recognizing a pretax gain on sale of approximately $75,000) and $62,500 for reimbursement of prepaid aircraft expenses which were required to be paid to the operator prior to the sale to Haverford.

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


NOTE 19.  SUBSEQUENT EVENT - SALE OF VGI


     On February 11, 1999, White Mountains entered into a definitive agreement to sell VGI (which includes Valley, Charter and WMIC but excludes Valley National) to Unitrin, Inc.

     The transaction is expected to close during the 1999 second quarter and is subject to state regulatory approvals.


NOTE 20.  SUBSEQUENT EVENT - SALE OF MORTGAGE BANKING ASSETS


     On March 25, 1999 Fund American and Citicorp reached a definitive agreement under which Citicorp will acquire a substantial amount of Fund American's mortgage-banking related assets and certain of its mortgage banking liabilities. Fund American will retain the Source One legal entity which will continue to own all of Fund American's investments in FSA and certain other mortgage-related and other assets and liabilities.

     The transaction is expected to close during the 1999 second quarter and is subject to various Federal, state and other regulatory approvals.

                     REPORT ON MANAGEMENT'S RESPONSIBILITIES


     The financial information included in this annual report, including the audited consolidated financial statements, has been prepared by the management of Fund American. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, where necessary, include amounts based on informed estimates and judgments. In those instances where there is no single specified accounting principle or standard, management makes a choice from reasonable, accepted alternatives which are believed to be most appropriate under the circumstances. Financial information presented elsewhere in this report is consistent with that shown in the financial statements.

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

     KPMG LLP have audited the consolidated financial statements of Fund American as of December 31, 1998 and 1997 and for each of the two years in the period ended December 31, 1998, and issued their unqualified report thereon dated February 12, 1999, which appears on page F-49. Ernst & Young LLP served as Fund American's independent auditors as of December 31, 1996 and for the year then ended, and issued their unqualified report thereon dated March 21, 1997, which appears on page F-51. PricewaterhouseCoopers LLP served as the independent auditors of Folksamerica during 1998 and Valley during 1996. The unqualified reports issued with respect to 1998 audit of Folksamerica and the 1996 audit of Valley have been included as exhibits to this report.

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





K. Thomas Kemp                                   Raymond Barrette                            Michael S. Paquette
Director, President                              Executive Vice President                    Senior Vice President
   and Chief Executive Officer                      and Chief Financial Officer                and Controller



                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Fund American Enterprises Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Fund American Enterprises Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated income statements, statements of shareholders' equity , and cash flows for the years then ended (collectively, the "consolidated financial statements"). In connection with our audits of the consolidated financial statements, we also have audited the 1998 and 1997 financial information in Schedule I Summary of investments other than investments in related parties, Schedule II Condensed financial information of the registrant, Schedule III Reinsurance, Schedule IV Valuation and qualifying accounts, and Schedule VI Supplementary insurance information (collectively, the "financial statement schedules"). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of Folksamerica Holding Company, Inc. ("Folksamerica"), a wholly-owned subsidiary and Financial Security Assurance Holdings, Ltd. ("FSA"), an 11.6 percent owned equity investee company. The financial statements of Folksamerica reflect total assets constituting 37.2 percent and total revenues of 18.4 percent in 1998 of the related consolidated totals. The Company's equity investment in FSA at December 31, 1998 and 1997 was $119.7 million and $104.3 million, respectively, and its equity in earnings of FSA were $13.8 million and $11.4 million for the years 1998 and 1997 respectively. The financial statements of Folksamerica and FSA were audited by other auditors, PricewaterhouseCoopers LLP, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for Folksamerica and FSA, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fund American Enterprises Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the reports of other auditors, the 1998 and 1997 information in the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                    /s/ KPMG LLP

February 12, 1999
Providence, Rhode Island
except for Note 20
which is as of
March 25, 1999

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Fund American Enterprises Holdings, Inc.

     We have audited the accompanying consolidated income statement of Fund American Enterprises Holdings, Inc. and the related statements of shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our audit also included the financial statement schedules listed at Item 14(d). Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated financial statements of Valley Group, Inc., a wholly-owned subsidiary, representing substantially all of the Company's consolidated insurance operations, which statements reflected total revenues of $126.9 million for the year ended December 31, 1996, and the consolidated financial statements of Financial Security Assurance Holdings Ltd. ("FSA"), an equity method investee. The Company's equity in FSA's earnings represents $7.8 million of total revenues for the year ended December 31, 1996. Those statements were audited by other auditors, PricewaterhouseCoopers LLP, whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Valley Group, Inc. and FSA, with respect to the amounts in the two preceding sentences, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, Fund American Enterprises Holdings, Inc.'s consolidated results of operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
New York, New York
March 21, 1997

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1998 and 1997 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Certain 1998 and 1997 items have been restated as a result of the Folksamerica transaction, see Note 2.

--------------------------------------------------------------------------------------------------------------------
                                               1998 Three Months Ended (a)           1997 Three Months Ended (b)
                                            ----------------------------------   -----------------------------------
Millions, except per share amounts            Dec. 31Sept. 30  June 30 Mar. 31    Dec. 31 Sept. 30  June 30  Mar. 31
--------------------------------------------------------------------------------------------------------------------
Revenues                                       $197.2 $ 153.6  $ 117.6  $109.7     $ 81.9    $78.0  $  69.5   $ 80.9
Expenses                                        187.2   130.0    106.7    95.2       91.0     76.4     80.9     80.3
                                            ------------------------------------------------------------------------
Pretax operating earnings (loss)                 10.0    23.6     10.9    14.5      (9.1)      1.6   (11.4)       .6
 Net realized investment gains                    5.2    61.6      1.7     2.5       49.1     21.8     16.2      9.6
                                            ------------------------------------------------------------------------
Pretax earnings                                  15.2    85.2     12.6    17.0       40.0     23.4      4.8     10.2
 Income tax provision                             5.5    30.1      5.0     7.2       14.7      7.1      3.2      4.4
                                            ------------------------------------------------------------------------
AFTER TAX EARNINGS                                9.7    55.1      7.6     9.8       25.3     16.3      1.6      5.8
 Loss on early extinguishment of debt, after tax    -       -        -       -          -        -    (6.0)        -
                                            ------------------------------------------------------------------------
NET INCOME (LOSS)                                 9.7    55.1      7.6     9.8       25.3     16.3    (4.4)      5.8
 Other comprehensive net income, after tax       26.7  (73.1)     11.2    26.3      (20.1)    30.1     39.6    (7.9)
                                            ------------------------------------------------------------------------
COMPREHENSIVE NET INCOME (LOSS)                $ 36.4 $(18.0)  $  18.8  $ 36.1     $  5.2    $46.4  $  35.2   $(2.1)
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE:
  After tax earnings                           $ 1.51 $  9.28  $  1.13  $ 1.50     $ 3.89    $2.41  $   .09   $  .71
  Net income (loss)                              1.51    9.28     1.13    1.50       3.89     2.41    (.80)      .71
  Comprehensive net income (loss)                6.08  (3.22)     3.02    5.94        .68     7.12     5.10    (.43)
DILUTED EARNINGS PER COMMON SHARE:
  After tax earnings                             1.33    8.31     1.00    1.33       3.50     2.18      .08      .65
  Net income (loss)                              1.33    8.31     1.00    1.33       3.50     2.18    (.73)      .65
  Comprehensive net income (loss)                5.44  (2.90)     2.70    5.32        .61     6.44     4.63    (.40)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

(a) The quarterly amounts for the three month periods ended September 30, 1998 and December 31, 1998 reflect the consolidation of Folksamerica which became a wholly-owned subsidiary on August 18, 1998. The quarterly amounts for the three month period ended September 30, 1998 include $61.6 million of pretax realized investment gains which served to increase third quarter 1998 net income by $40.0 million.
(b) The quarterly amounts for the three month period ended June 30, 1997 include a $9.2 million pretax loss on early extinguishment of Source One's debt which served to decrease second quarter 1997 net income by $6.0 million. The quarterly amounts for the three month period ended December 31, 1997 include $49.1 million of pretax realized investment gains which served to increase fourth quarter 1997 net income by $31.9 million.

SCHEDULE I


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 1998


-------------------------------------------------------------------------------------------------
                                                                                          Fair
Millions                                                                      Cost        Value
-------------------------------------------------------------------------------------------------

Fixed maturities:
   Bonds:
      United States Government and government agencies and authorities      $   217.6   $   222.0

      States, municipalities and political subdivisions                         189.1       191.8
      Foreign governments                                                        26.7        26.9
      All other (primarily corporate bonds)                                     430.8       437.1
   Redeemable preferred stock                                                    51.8        51.8
                                                                           ----------------------
     Total fixed maturities                                                     916.1       929.6
                                                                           ----------------------
Common equity securities:
      Banks, trust and insurance companies                                       28.3        35.5
      All other                                                                 167.1       206.2
                                                                           ----------------------
      Total common equity securities                                            195.4       241.7
Other investments                                                                88.5        96.9
Short-term investments                                                           79.0        79.0
-------------------------------------------------------------------------------------------------
     Total investments                                                      $ 1,279.0   $ 1,347.2
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


NOTE - fair value was equal to carrying value at December 31, 1998.

SCHEDULE II


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                              (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS


---------------------------------------------------------------------------
                                                             December 31,
                                                       --------------------
Millions                                                    1998       1997
---------------------------------------------------------------------------


Assets:
   Common equity securities and other investments      $       -    $  49.2
   Short-term investments, at amortized cost                10.8        2.3
   Other assets                                             37.8       40.4
   Investments in consolidated affiliates                  972.2      843.1
                                                       --------------------
     Total assets                                      $ 1,020.8    $ 935.0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Liabilities:
    Long-term debt with third parties                  $   115.7    $ 115.6
    Intercompany borrowings                                 53.0       30.0
    Accounts payable and other liabilities                 149.6      130.5
                                                       --------------------
     Total liabilities                                     318.3      276.1
Shareholders' equity                                       702.5      658.9
                                                       --------------------
     Total liabilities and shareholders' equity        $ 1,020.8    $ 935.0
---------------------------------------------------------------------------
---------------------------------------------------------------------------



                           CONDENSED INCOME STATEMENTS


--------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                                                       -------------------------------
Millions                                                   1998       1997        1996
--------------------------------------------------------------------------------------

Revenues                                               $    2.2   $    8.5    $   11.7
Expenses                                                   23.2       21.2        15.5
                                                       -------------------------------
   Pretax operating loss                                  (21.0)     (12.7)       (3.8)
Net realized investment gains (losses)                     26.7       44.2       (3.1)
                                                       -------------------------------
Pretax earnings (loss)                                      5.7       31.5       (6.9)
Income tax provision (benefit)                              8.3       16.3          .5
                                                       -------------------------------
Parent company only operating income (loss)               (2.6)       15.2       (7.4)
Earnings from consolidated affiliates                      84.8       27.8        16.0
                                                       -------------------------------
Consolidated net income                                    82.2       43.0         8.6
                                                       -------------------------------
Consolidated change in net unrealized investment gains,
after tax                                                 (8.9)       41.7        54.6
                                                       -------------------------------
Consolidated comprehensive net income                  $   73.3   $   84.7    $   63.2
                                                       -------------------------------
                                                       -------------------------------


SCHEDULE II
(CONTINUED)

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                              (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                                                 1998
                                                                ---------------------------------
Millions                                                            1998         1997        1996
-------------------------------------------------------------------------------------------------
Net income                                                      $   82.2    $    43.0   $     8.6
Reconciliation of net income to net cash from operating
activities:
    Net realized investment (gains) losses                        (26.7)       (44.2)         3.1
    Undistributed earnings from consolidated subsidiaries         (78.0)       (24.1)      (12.3)
    Undistributed earnings from unconsolidated insurance               -         (.4)       (1.1)
affiliates
    Changes in current income taxes receivable and                   8.5          5.1        28.4
payable
    Deferred income tax provision (benefit)                           .1        (3.7)          .1
    Dividends and return of capital distributions received             -            -        65.0
from subsidiaries
    Other, net                                                       1.7        (1.3)      (19.6)
                                                                ---------------------------------
Net cash (used for) provided from operating activities            (12.2)       (25.6)        72.2
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in short-term investments              (8.5)        (2.0)        28.2
    Sales of investment securities                                     -        119.4       134.4
    Purchases of investment securities                                 -            -     (108.9)
    Investments in consolidated affiliates                             -       (12.7)      (25.2)
    Investments in unconsolidated affiliates                           -            -      (27.7)
    Sale of securities carried in other assets                      26.8            -           -
    Purchases of fixed assets                                          -            -        (.8)
                                                                ---------------------------------
Net cash (used for) provided from investing activities              18.3        104.7           -
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchases of common stock retired                             (19.5)      (103.8)      (66.3)
    Intercompany borrowings from subsidiaries                       23.0         30.0           -
    Cash dividends paid to common shareholders                     (9.4)        (5.3)       (5.9)
                                                                ---------------------------------
Net cash used for financing activities                             (5.9)       (79.1)      (72.2)
-------------------------------------------------------------------------------------------------
Net increase in cash during year                                      .2            -           -
Cash balance at beginning of year                                      -            -           -
-------------------------------------------------------------------------------------------------
Cash balance at end of year                                     $     .2    $       -   $       -
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


SCHEDULE III


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                                   REINSURANCE



----------------------------------------------------------------------------------------------
           Column A                    Column B    Column C     Column D  Column E    Column F
----------------------------------------------------------------------------------------------
                                                                                    Percentage
                                                   Ceded to      Assumed             of amount
Premiums earned                           Gross       other   from other       Net  assumed to
(Dollars in millions)                    amount   companies    companies    amount         net
----------------------------------------------------------------------------------------------
Years ended:

December 31, 1998:
   Property and casualty insurance     $  153.9     $ (6.7)      $  --    $  160.6        -- %
   Reinsurance (a)                          2.4       (8.7)         91.7      85.4      107.4%

December 31,1997:
   Property and casualty insurance        152.1       (6.8)         --       145.3        -- %

December 31,1996:
   Property and casualty insurance        116.7       (7.0)         --       109.7        -- %
----------------------------------------------------------------------------------------------



(a) Amounts shown in columns B through F represent activity for Folksamerica from August 18, 1998 through December 31,1998.

SCHEDULE IV


                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------
                        Column A                      Column B       Column C            Column D     Column E
--------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                                --------------------
                                                    Balance at  Charged to   Charged                   Balance
                                                     beginning   costs and  to other   Deductions       at end
Millions                                             of period    expenses  accounts    described    of period
--------------------------------------------------------------------------------------------------------------
Years ended:
December 31,1998:
   Reinsurance recoverable:
      Allowance for reinsurance balances (a)           $   1.2     $   --     $   --      $  --  (b)   $   1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                  .3         1.9        --        (1.8)(b)        .4
   Mortgage banking:
      Allowance for mortgage loan losses                  12.8         3.8         .1        (5.2)(b)     11.5
      Impairment allowance for mortgage servicing         45.1        14.8        --        (24.3)(c)     35.6
December 31,1997:
   Property and casualty insurance:
      Allowance for uncollectible accounts                  .4         1.1        --        (1.2)(b)        .3
   Mortgage banking:
      Allowance for mortgage loan losses                  15.4         4.7        --        (7.3)(b)      12.8
      Impairment allowance for mortgage servicing         28.9        22.4        --        (6.2)(c)      45.1
December 31,1996:
   Property and casualty insurance:
      Allowance for uncollectible accounts                  .8          .7        --        (1.1)(b)        .4
   Mortgage banking:
      Allowance for mortgage loan losses                  13.5         3.0        1.7        (2.8)(b)     15.4

      Impairment allowance for mortgage servicing         28.0         8.2        --        (7.3)(c)      28.9

--------------------------------------------------------------------------------------------------------------


(a)  Represents allowances acquired from Folksamerica on August 18, 1998.

(b)  Represents charge-offs of balances receivable.

(c) Represents charge-offs of balances receivable relating to recourse mortgage loans and allowance reductions for mortgage servicing sales.

SCHEDULE V

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.

                       SUPPLEMENTARY INSURANCE INFORMATION
                                    MILLIONS


           Column A                     Column B  Column C   Column D  Column E  Column F
-----------------------------------------------------------------------------------------
                                                    Future
                                                    policy                Other
                                        Deferred  benefits,              policy
                                          policy    losses,              claims
                                     acquisition  and loss   Unearned  benefits  Premiums
Segment                                     cost  expenses   premiums   payable    earned
-----------------------------------------------------------------------------------------
Years ended:
 December 31, 1998:
   Reinsurance (a)                         $20.7    $723.2      $71.2     $ --    $  85.4
   Property casualty insurance              14.7      88.5       81.9       --      160.6
 December 31, 1997:
   Property and casualty insurance          14.3      71.9       78.0       --      145.3
 December 31, 1996:
   Property and casualty insurance          13.2      65.4       72.6       --      109.7
-----------------------------------------------------------------------------------------



           Column A                  Column G     Column H      Column I   Column J  Column K
-----------------------------------------------------------------------------------------
                                                 Benefits,
                                                   claims,
                                                   losses,  Amortization
                                           Net         and   of deferred      Other
                                    investment  settlement   acquisition  operating  Premiums
Segment                             income (b)    expenses         costs   expenses   written
---------------------------------------------------------------------------------------------
Years ended:
 December 31, 1998:
   Reinsurance (a)                       $18.1     $  59.7          29.1      $36.0   $  73.7
   Property casualty insurance             8.3       115.1          30.0       62.3     164.9
 December 31, 1997:
   Property and casualty insurance         9.0        97.1          27.5       58.9     150.8
 December 31, 1996:
   Property and casualty insurance         7.8        85.9          19.9       53.9     147.0
---------------------------------------------------------------------------------------------



(a) The amounts shown for Reinsurance in columns F through K represent activity for Folksamerica from August 18, 1998 through December 31, 1998.


(b) The amounts shown exclude net investment income relating to non-insurance operations of $92.0 million, $56.1 million and $49.5 million for the twelve months ended December 31,1 998, 1997 and 1996,respectively.