Form 10-Q
period 1999-03-31
FUND AMERICAN ENTERPRISES HOLDINGS INC
filed 1999-05-13
CIK 776867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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

As of May 7, 1999, 5,645,532 shares of Common Stock with a par value of $1.00 per share were outstanding.

                    FUND AMERICAN ENTERPRISES HOLDINGS, INC.



                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATIONPAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets,
          March 31, 1999 (Unaudited) and December 31, 1998                       3

          Condensed Consolidated Statements of Income and Comprehensive Income
          (Unaudited), Three Months Ended March 31, 1999 and 1998                4

          Condensed Consolidated Statements of Cash Flows (Unaudited),
          Three Months Ended March 31, 1999 and 1998                             5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                                6-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                    13-22


PART II. OTHER INFORMATION


         ITEMS 1 THROUGH 6                                                      23


         SIGNATURES                                                             24




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   MARCH 31,    December 31,
                                                                                     1999           1998
                                                                                --------------  ------------
                                                                                  (UNAUDITED)
ASSETS

Fixed maturity investments, at fair value (cost: $892.6 and $916.1)              $    893.9     $    929.6
Common equity securities, at fair value (cost: $181.6 and $195.4)                     236.8
                                                                                                     241.7
Other investments (cost: $68.5 and $69.1)                                              76.5           77.5
Short-term investments, at amortized cost (which approximated market value)            76.6           79.0
                                                                                 ----------     -----------
       Total investments                                                            1,283.8        1,327.8

Cash                                                                                   16.6           22.4
Investments in unconsolidated insurance                                               333.8          354.3
affiliates
Insurance and reinsurance balances receivable                                         127.0          124.7
Reinsurance recoverable on paid and unpaid losses                                     135.4          137.3
Deferred acquisition                                                                   33.8           35.4
costs
Investment income accrued                                                              15.4           16.2
Other assets                                                                           44.1           35.2
Net assets of discontinued mortgage banking operations                                109.5          110.4
                                                                                 ----------     -----------
TOTAL ASSETS                                                                     $  2,099.4     $  2,163.7
                                                                                 ----------     -----------
                                                                                 ----------     -----------
LIABILITIES

Loss and loss adjustment expense reserves                                        $    795.3     $    811.7
Unearned insurance and reinsurance premiums                                           149.4          153.1
Short-term debt                                                                        16.5           51.5
Long-term debt                                                                        215.7          186.3
Deferred credit                                                                        35.3           37.1
Accounts payable and other liabilities                                                216.0          221.5
                                                                                 ----------     -----------
       Total liabilities                                                            1,428.2        1,461.2

SHAREHOLDERS' EQUITY

Common stock at $1 par value per share - authorized 125,000,000 shares;
  issued 30,662,802 and 30,863,547 shares                                              30.7           30.9
Common paid-in capital                                                                354.0          354.2
Retained earnings                                                                   1,052.2        1,063.2
Common stock in treasury at cost - 25,009,411 and 25,034,939 shares                  (869.8)        (871.0)
Accumulated other comprehensive income, after tax                                     104.1          125.2
                                                                                 ----------     -----------

       Total shareholders' equity                                                     671.2          702.5
                                                                                 ----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  2,099.4     $  2,163.7
                                                                                 ----------     -----------
                                                                                 ----------     -----------

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                     --------------------------
                                                                                                         1999           1998
                                                                                                     ------------  ------------
REVENUES:
   Earned property and casualty insurance premiums                                                   $      93.7   $      37.5
   Net investment income                                                                                    15.8           5.2
   Net realized investment gains                                                                             9.0            .5
   Earnings from unconsolidated insurance affiliates                                                         4.2           7.5
   Other insurance operations revenue                                                                        2.4           2.3
   Amortization of deferred credit                                                                           1.8             -
                                                                                                     ------------  ------------

      Total revenues                                                                                       126.9          53.0
                                                                                                     ------------  ------------
EXPENSES:
   Insurance losses and loss adjustment expenses                                                            66.4          26.5
   Insurance and reinsurance acquisition expenses                                                           22.8           6.2
   Compensation and benefits                                                                                12.8          13.0
   Interest expense                                                                                          4.2           2.6
   General expenses                                                                                          4.1           3.7
                                                                                                     ------------  ------------
      Total expenses                                                                                       110.3          52.0
                                                                                                     ------------  ------------

PRETAX EARNINGS                                                                                             16.6           1.0

   Income tax provision                                                                                      5.8           1.4
                                                                                                     ------------  ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                10.8          (.4)

   Net income from discontinued mortgage banking operations                                                  3.0           9.3
                                                                                                     ------------  ------------

NET INCOME                                                                                                  13.8           8.9
                                                                                                     ------------  ------------
                                                                                                     ------------  ------------

   Net unrealized gains (losses) for investments held during the period and other, after tax              (15.3)          26.6
   Recognition of net unrealized gains for investments sold during the period, after tax                   (5.9)          (.3)
                                                                                                     ------------  ------------

COMPREHENSIVE NET INCOME (LOSS)                                                                      $     (7.4)   $      35.2
                                                                                                     ------------  ------------
                                                                                                     ------------  ------------
BASIC EARNINGS PER COMMON SHARE:
    Net income                                                                                       $      2.36   $      1.50
    Comprehensive net income (loss)                                                                       (1.26)          5.94

DILUTED EARNINGS PER COMMON SHARE:
    Net income                                                                                       $      2.10   $      1.33
    Comprehensive net income (loss)                                                                       (1.15)          5.32

                 See Notes to Consolidated Financial Statements

FUND AMERICAN ENTERPRISES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)

                                                                                                         Three Months Ended
                                                                                                        March 31,
                                                                                     ---------------------------------
                                                                                           1999              1998
                                                                                                        Plan
                                                                                     ---------------    --------------
CASH FLOWS FROM OPERATIONS:
Net income (loss) from continuing operations                                         $         10.8     $        (.4)
Charges (credits) to reconcile net income to cash flows from operations:
   Undistributed earnings from unconsolidated insurance                                       (3.8)             (5.8)
   affiliates
   Net realized investment gains                                                              (9.0)              (.5)
   Amortization of deferred credit                                                            (1.8)                 -
   (Decrease) increase in unearned insurance premiums                                         (3.7)               2.3
   Increase in insurance premiums receivable                                                  (2.3)             (1.4)
   Decrease (increase) in deferred acquisition costs                                            1.6              (.1)
   (Decrease) increase in insurance loss and loss adjustment expense                         (16.4)               2.6
   reserves
   Net change in current and deferred income taxes receivable and payable                       1.6            (10.6)
   Net change in other assets                                                                   9.1             (2.1)
   Net change in other liabilities                                                            (8.9)              (.5)
   Other, net                                                                                   1.6               1.2
                                                                                     ---------------    --------------
Net cash used for continuing operations                                                      (21.2)            (15.3)
Net cash provided from (used for) discontinued mortgage banking operations                     85.1            (67.2)
                                                                                     ---------------    --------------
NET CASH FLOWS PROVIDED FROM (USED FOR) OPERATING ACTIVITIES                                   63.9            (82.5)
                                                                                     ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in short-term investments                                                       2.4               7.2
   Sales of common equity securities and other investments                                     23.7               3.0
   Sales and maturities of fixed maturity investments                                          37.5              23.4
   Purchases of common equity securities and other investments                               (10.2)              (.9)
   Purchases of fixed maturity investments                                                   (14.4)            (26.4)
   Investments in unconsolidated insurance affiliates                                             -            (70.0)
   Net purchases of fixed assets                                                               (.7)              (.5)
                                                                                     ---------------    --------------
Net cash provided from (used for) continuing operations                                        38.3            (64.2)
Net cash (used for) provided from discontinued mortgage banking operations                   (46.2)              18.8
                                                                                     ---------------    --------------
NET CASH FLOWS USED FOR INVESTING ACTIVITIES                                                  (7.9)            (45.4)
                                                                                     ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net issuances (repayments) of short-term debt                                             (35.0)                 -
   Issuances of long-term debt                                                                 85.0              50.0
   Repayments of long-term debt                                                              (55.6)                 -
   Purchases of common stock retired                                                         (25.3)            (15.7)
   Cash dividends paid to common shareholders                                                 (2.3)             (2.4)
                                                                                     ---------------      ------------
Net cash (used for) provided from continuing operations                                      (33.2)              31.9
Net cash (used for) provided from discontinued mortgage banking operations                   (28.6)              96.9
                                                                                     ---------------    --------------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                       (61.8)             128.8
                                                                                     ---------------    --------------
NET (DECREASE) INCREASE IN CASH DURING PERIOD                                                 (5.8)                .9
CASH BALANCE AT BEGINNING OF PERIOD                                                            22.4               7.0
                                                                                     ---------------    --------------
CASH BALANCE AT END OF PERIOD                                                        $         16.6     $         7.9
                                                                                     ---------------    --------------
                                                                                     ---------------    --------------

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                                                     $       (22.9)     $      (17.9)
   Net income taxes paid                                                             $        (4.2)     $      (11.9)




            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Fund American Enterprises Holdings, Inc. (the "Company") and its subsidiaries (collectively, "Fund American"). Fund American's principal businesses are conducted through White Mountains Holdings, Inc. and its operating subsidiaries ("White Mountains"). White Mountains' consolidated and unconsolidated insurance operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, reinsurance and financial guaranty insurance. White Mountains' mortgage banking operations are conducted through Source One Mortgage Services Corporation and its subsidiaries ("Source One"). The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of Fund American. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation, including the segregation of mortgage banking net assets and mortgage banking net income as discontinued operations which relates to a decision made by the Company during the 1999 first quarter to exit from the mortgage banking business. See Note 2.

On August 18, 1998, Fund American acquired all of the remaining outstanding shares of the common stock of Folksamerica Holding Company, Inc. ("Folksamerica"), parent company of Folksamerica Reinsurance Company, for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Before the August 18th transaction, Fund American owned a 50% non-consolidated interest in Folksamerica primarily through a preferred stock investment with fixed price warrants to acquire common stock. As a result of the August 18th transaction, Fund American was required to restate its investment in Folksamerica preferred stock to its original cost. Because the total cost of Fund American's investments in Folksamerica was less than the fair value of Folksamerica's net identifiable assets at August 18, 1998, Fund American recorded a $39.8 million deferred credit (negative goodwill) on August 18, 1998 that will be amortized to income over 5 years. The remaining unamortized deferred credit balance as of March 31, 1999 and December 31, 1998 was $35.3 million and $37.1 million, respectively.

Condensed pro forma financial information for the three months ended March 31, 1998, which assumes that Fund American's acquisition of all the outstanding common stock of Folksamerica had occurred as of January 1, 1998, follows:

--------------------------------------------------------------------------------------------
Millions, except per share amounts                                          Pro Forma
                                                                       Three Months Ended
                                                                          March 31, 1998
--------------------------------------------------------------------------------------------
Total revenues                                                              $   133.7

Net income from continuing operations                                       $     8.1

Net income                                                                  $    17.4

Comprehensive net income                                                    $    50.3

BASIC EARNINGS PER COMMON SHARE:
  Net income                                                                $    2.93
  Comprehensive net income                                                  $    8.48
DILUTED EARNINGS PER COMMON SHARE:
  Net income                                                                $    2.62
  Comprehensive net income                                                  $    7.61
--------------------------------------------------------------------------------------------

The pro forma information presented does not purport to represent what Fund American's results of operations actually would have been had Fund American acquired all the outstanding common stock of Folksamerica as of January 1, 1998, or to project Fund American's results of operations for any future date or period.


NOTE 2.  DISCONTINUED MORTGAGE BANKING OPERATIONS

On March 23, 1999, Source One entered into a definitive agreement to sell a substantial amount of its mortgage banking related assets and certain mortgage banking liabilities to Citicorp Mortgage, Inc. ("Citicorp") which represented a decision by the Company to exit from the mortgage banking business, thus, the mortgage banking operations of Source One are shown as discontinued operations herein. Summary condensed financial results of discontinued mortgage banking operations follow:


 CONDENSED STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,       December 31,
Millions                                                                                1999             1998
--------------------------------------------------------------------------------------------------------------------
ASSETS:
     Capitalized mortgage servicing rights                                             $   209.7          $   169.7
     Mortgage loans held for sale                                                          573.2              676.3
     Other mortgage origination and servicing assets                                       237.0              271.9
     Other assets                                                                          150.5              109.5
                                                                                    --------------------------------

     Total assets of discontinued mortgage banking assets                              $ 1,170.4          $ 1,227.4
                                                                                    --------------------------------

LIABILITIES AND MINORITY INTEREST:
     Short-term debt                                                                   $   677.7          $   697.0
     Long-term debt                                                                        165.7              173.4
     Accounts payable and other liabilities                                                173.5              202.6
     Minority interest - preferred stock                                                    44.0               44.0
                                                                                    --------------------------------

     Total liabilities and minority interest                                           $ 1,060.9          $ 1,117.0
                                                                                    --------------------------------

     Net assets of discontinued mortgage banking operations                            $   109.5          $   110.4
--------------------------------------------------------------------------------------------------------------------

  CONDENSED STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months ended March 31,
                                                                                      ------------------------------
Millions                                                                                    1999               1998
--------------------------------------------------------------------------------------------------------------------
REVENUES:
     Net investment income                                                                 $21.6             $ 16.8
     Net gain on sales of mortgages                                                         20.3               16.7
     Net mortgage servicing revenue                                                          8.2                9.5
     Other mortgage operations revenue                                                       9.0               16.2
                                                                                      ------------------------------
     Total revenues                                                                         59.1               59.2
                                                                                      ------------------------------
EXPENSES:
     Compensation and benefits                                                              21.0               16.9
     Interest expense                                                                       19.1               15.3
     General expenses                                                                       12.9               11.0
                                                                                      ------------------------------
     Total expenses                                                                         53.0               43.2
                                                                                      ------------------------------
     Pretax earnings                                                                         6.1               16.0
     Income tax provision                                                                    2.2                5.8
                                                                                      ------------------------------
     Net income before minority interest                                                     3.9               10.2
     Minority interest - preferred stock dividends                                          (.9)               (.9)
                                                                                      ------------------------------
     Net income for discontinued mortgage banking operations                               $ 3.0             $  9.3
--------------------------------------------------------------------------------------------------------------------


NOTE 3.  REINSURANCE AND INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes Fund American's reinsurance loss and loss adjustment expense reserve activities for the three months ended March 31, 1999:

----------------------------------------------------------------------------------------------------------------
Millions                                                                                         Three Months
                                                                                                     Ended
                                                                                                 March 31, 1999
----------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                                             $ 723.2
    Less beginning reinsurance recoverable                                                           (129.0)
                                                                                                  --------------
Net loss and loss adjustment expenses 594.2 Losses and loss adjustment expenses incurred relating to:
    Current period losses                                                                              35.6
    Prior period losses                                                                                 2.6
Loss and loss adjustment expenses paid relating to:
    Current period losses                                                                             (1.6)
    Prior period losses                                                                              (46.8)
                                                                                                  --------------

Net ending balance                                                                                    584.0
    Plus ending reinsurance recoverable                                                               122.5
                                                                                                  --------------
Gross ending balance                                                                                $ 706.5
----------------------------------------------------------------------------------------------------------------

Incurred losses totalling $2.6 million related to prior accident years are primarily attributable to reserve additions relating to asbestos, environmental liability and breast implant exposures. The following table summarizes Fund American's insurance loss and loss adjustment expense reserve activities for the three months ended March 31, 1999 and 1998:

--------------------------------------------------------------------------------------------------------------------
Millions                                                                              Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                            1999               1998
--------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                                   $ 88.5             $ 71.9
    Less beginning reinsurance recoverable                                                 (8.9)              (8.7)
                                                                                     -------------------------------
Net loss and loss adjustment expenses                                                       79.6               63.2
Losses and loss adjustment expenses (benefits) incurred relating to:
    Current period losses                                                                   26.8               27.1
    Prior period losses                                                                      1.4               (.6)
Loss and loss adjustment expenses paid relating to:
    Current period losses                                                                  (9.4)              (8.1)
    Prior period losses                                                                   (18.6)             (14.8)
                                                                                     -------------------------------
Net ending balance                                                                          79.8               66.8
    Plus ending reinsurance recoverable                                                      9.0                7.7
                                                                                     -------------------------------
Gross ending balance                                                                      $ 88.8             $ 74.5
--------------------------------------------------------------------------------------------------------------------

First quarter 1999 incurred losses totalling $1.4 million related to prior accident years are primarily attributable to reserve additions relating to commercial liability lines (automobile and general) in Oregon and Washington.


NOTE 4.  ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprises and Related Information" which establishes new standards for reporting information about operating segments. The required information under SFAS No. 131 is contained in Note 6.

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1, which occurred as of January 1, 1999, did not have a material impact on Fund American's financial position or results of operations.

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

NOTE 5.  EARNINGS PER SHARE

The following table outlines the Company's computation of earnings per share for the three months ended March 31, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                                -------------------
                                                                                                    1999      1998
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE NUMERATORS (IN MILLIONS):
Net income                                                                                       $  13.8   $   8.9
                                                                                                -------------------
Comprehensive net income (loss)                                                                  $ (7.4)   $  35.2
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE NUMERATORS (IN MILLIONS):
Net income                                                                                       $  13.8   $   8.9
   Dilution to earnings from unconsolidated insurance affiliates                                    (.1)      (.1)
                                                                                                -------------------
Diluted net income                                                                               $  13.7   $   8.8
                                                                                                -------------------
Diluted comprehensive net income (loss)                                                          $ (7.5)   $  35.1
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per share numerator (average common shares outstanding)                             5,831     5,935
   Dilutive stock options and warrants to acquire common stock (a)                                   670       670
                                                                                                -------------------
Diluted earnings per share denominator                                                             6,501     6,605
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE (IN DOLLARS):
Net income                                                                                       $  2.36   $  1.50
                                                                                                -------------------
                                                                                                -------------------
Comprehensive net income (loss)                                                                  $(1.26)   $  5.94
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE & ASSUMED CONVERSIONS (IN DOLLARS):
Net income                                                                                       $  2.10   $  1.33
                                                                                                -------------------
                                                                                                -------------------
Comprehensive net income (loss)                                                                  $(1.15)   $  5.32
-------------------------------------------------------------------------------------------------------------------

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

NOTE 6.  SEGMENT INFORMATION

Fund American has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates (which includes Fund American's investment in MediaOne preferred stock) and Holding Company (primarily the operations of the Company and White Mountains on a stand-alone basis). Investment results are included within the segment to which the investments relate. The Company has made this determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. There are no significant intercompany transactions among Fund American's segments other than occasional intercompany sales and transfers of investment securities (gains and losses resulting from such transfers have been eliminated herein) . Certain amounts in the prior periods have been reclassified to conform with the current presentation which involved the segregation of the mortgage banking net assets, revenues and pretax earnings as discontinued operations. See
Note 1.

Financial information presented by segment is shown below:

--------------------------------------------------------------------------------------------------------------------
                                                                      Property   Investments
                                                                           and           in       Holding
Millions                                               Reinsurance    Casualty  Unconsolidated    Company      Total
                                                                     Insurance     Affiliates
--------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------------------------------------------
Revenues for external customers                              $53.6       $42.3            $--       $ --     $ 95.9
Net investment income                                         11.5         1.9             .9        1.5       15.8
Equity in earnings of unconsolidated affiliates                 --          --            4.2         --        4.2
Amortization of deferred credit                                1.8          --             --         --        1.8
Realized gains                                                  .3          .8             --        7.9        9.0
Other                                                           --          --             --         .2         .2
                                                      --------------------------------------------------------------
Total revenues                                               $67.2       $45.0           $5.1       $9.6     $126.9
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------
Pretax earnings                                               $7.7        $ .6           $5.1       $3.2      $16.6
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------
Net income from continuing operations                         $5.9        $ .5           $3.7        $.7      $10.8
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998
--------------------------------------------------------------------------------------------------------------------
Revenues for external customers                                $--       $39.8           $ --       $ --      $39.8
Net investment income                                           --         2.5            1.0        1.7        5.2
Equity in earnings of unconsolidated affiliates                 --          --            7.5         --        7.5
Realized gains (losses)                                         --          .7             --       (.2)         .5
Other                                                           --          --             --        --          --
                                                      --------------------------------------------------------------
Total revenues                                                 $--       $43.0           $8.5      $ 1.5      $53.0
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------
Pretax earnings                                                $--        $1.7           $8.5     $(9.2)       $1.0
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------
Net income (loss) from continuing operations                   $--        $1.1           $6.2     $(7.7)      $(.4)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


Millions                                                 Property    Investments  Net Assets of
                                                              and             in    Discontinued  Holding
Ending assets                              Reinsurance   Casualty Unconsolidated       Operation  Company      Total
                                                        Insurance   Affiliates
--------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999                                $1,199.2     $306.2       $382.7         $109.5     $101.8   $2,099.4
December 31, 1998                              1,220.5      311.5        404.1          110.4      117.2    2,163.7
--------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Fund American reported a comprehensive net loss of $7.4 million or $1.15 per diluted common share for the quarter ended March 31, 1999, compared to comprehensive net income of $35.2 million or $5.32 per diluted common share for the comparable 1998 period. Net income, which does not include comprehensive income items (primarily changes in unrealized investment gains and losses), was $13.8 million or $2.10 per diluted common share for the quarter ended March 31, 1999, compared to $8.9 million or $1.33 per dilutive common share for the comparable 1998 period.

Fund American reported net income from continuing operations of $10.8 million for the quarter ended March 31, 1999, compared to a net loss from continuing operations of $.4 million for the 1998 comparable period. The net loss reported for the 1998 first quarter resulted primarily from storm losses experienced at the Company's consolidated and unconsolidated property and casualty insurance operations and a lower level of realized investment gains versus the current period.

Fund American ended the first quarter of 1999 with a book value per share of $107.50 ($112.80 including $5.30 per share of after tax unamortized deferred credit) versus a 1998 ending book value per share of $109.68 ($115.11 including $5.43 per share of after tax unamortized deferred credit).

The Company's decrease in book value and comprehensive net loss experienced during the first quarter of 1999 is primarily the result of a 9% decrease in the market value of Financial Security Assurance Holdings Ltd. ("FSA") during the period. Fund American's sizable investments in options and convertible securities to acquire FSA common shares are currently accounted for at fair value which can result in significant fluctuations in the Company's carrying value for such securities from period to period.


                      INSURANCE AND REINSURANCE OPERATIONS

Fund American's consolidated insurance and reinsurance operations consist of Folksamerica, Valley Insurance Companies ("Valley"), a Northwest regional property and casualty insurer which writes personal and commercial coverages, Charter Insurance Companies ("Charter"), which writes non-standard automobile insurance primarily in the states of Texas and Oklahoma, and White Mountains Insurance Company ("WMIC"), which writes commercial lines in New York, Texas and New England. Fund American's unconsolidated insurance affiliates consist of a 25% economic interest in FSA, which writes municipal and commercial bond credit enhancement insurance and a 50% interest in Main Street America Holdings, Inc. ("MSA"), an affiliate of National Grange Mutual Insurance Company ("NGM") which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business.

CONSOLIDATED REINSURANCE OPERATIONS. Folksamerica's reinsurance operations provided $5.9 million to net income for the 1999 first quarter versus net income of $1.8 million for the 1998 comparable during which Folksamerica was an unconsolidated affiliate. For the 1999 first quarter Folksamerica's combined ratio was 105.8% versus a combined ratio of 104.0% for the comparable 1998 period. A summary of White Mountains' consolidated insurance and reinsurance operating results follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                             -----------------------
Dollars in millions                                                                                1999        1998
--------------------------------------------------------------------------------------------------------------------
FOLKSAMERICA:
    Net written premiums                                                                       $   49.9   $    58.5
    Earned premiums                                                                            $   53.7   $    66.5

    Loss and loss adjustment expense                                                              71.5%       70.7%
    Underwriting expense                                                                          34.3%       33.3%
                                                                                             -----------------------
            Combined ratio                                                                       105.8%      104.0%
--------------------------------------------------------------------------------------------------------------------

Folksamerica's 1999 combined ratio reflects a higher than anticipated expense ratio due to lower premium volumes resulting from lower than expected production on a number of domestic treaties, the effects of non-renewals in its property portfolio and slower than anticipated growth in its Latin America business. Folksamerica's first quarter 1999 loss and loss adjustment expense ratio includes approximately $1.0 million of incurred losses associated with the Columbian earthquake.

Folksamerica's 1999 first quarter written premiums totalled $49.9 million versus $58.5 million during 1998. Management believes that Folksamerica's premiums are not far below expectation given the fiercely competitive market conditions that exist in today's reinsurance market. Folksamerica's strategy in such an environment is to grow its business through well executed acquisitions rather than chasing market share at unattractive prices. Consistent with this strategy, Folksamerica expects to acquire USF Re Insurance Co. ("USF Re") from The Centris Group Inc. ("Centris") during the 1999 second quarter. See "Liquidity and Capital Resources".

CONSOLIDATED INSURANCE OPERATIONS. Valley, Charter, and WMIC contributed $.5 million of net income with an overall combined ratio of 102.0% for the 1999 first quarter versus $1.1 million of net income with an overall combined ratio of 100.8% for the comparable 1998 period. Combined first quarter written premiums for these companies remained flat at about $40.0 million from 1998 to 1999. During the 1999 first quarter, strong operating results at Charter essentially offset poor operating results at Valley.

On February 11, 1999, Fund American entered into a definitive agreement to sell Valley, Charter and WMIC to Unitrin, Inc. for total proceeds of approximately $215 million (consisting of approximately $130 million in cash upon closing and a special dividend consisting primarily of investment securities of approximately $85 million prior to close). The transaction is subject to various regulatory approvals and is expected to close during the 1999 second quarter. The Company expects to record an after tax gain of approximately $53.0 million on the sale of these companies. The sale of Valley, Charter and WMIC does not represent a decision by the Company to exit the property and casualty insurance business, thus, the financial results of these companies are not shown as discontinued operations herein.

UNCONSOLIDATED INSURANCE OPERATIONS. FSA and its related investment in MediaOne preferred stock contributed $3.2 million to net income during the 1999 first quarter versus $3.0 million for the comparable 1998 period. FSA produced $122.1 million of present value premiums during the 1999 period, compared with $50.7 million in the prior year, due to a dramatic increase in its international writings. During the first quarter of 1999, FSA's adjusted book value per share (FSA's book value plus the after tax present value of all deferred premium income, less deferred expenses) increased from $47.44 at year-end 1998 to $48.86 per share at March 31, 1999.

MSA contributed $.5 million to net income during the 1999 first quarter versus $1.4 million for the comparable 1998 period. MSA's first quarter 1999 combined ratio of 106.7% (versus 100.5% for the comparable 1998 period) is below management's long-term expectation. In response to its disappointing operating results during recent months, NGM has been implementing rate increases within certain of its major lines of business. These rate actions are expected to have a growing favorable impact on MSA's operations as the year progresses.

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


                   MORTGAGE BANKING (DISCONTINUED) OPERATIONS

During the 1999 first quarter, Source One's mortgage banking operations contributed $3.0 million to net income versus $9.3 million for the comparable 1998 period. Source One's 1998 first quarter results included $5.3 million of after tax gains from sales of mortgage servicing rights. No significant gains from servicing sales were realized during the comparable 1999 period.

On May 1, 1999, the Company closed its sale of mortgage banking assets to Citicorp and received net proceeds of $117.8 million (which is net of Source One's public indebtedness assumed by Citicorp and Source One's credit agreement borrowings which were required to be repaid at closing). The net proceeds received were based on estimated mortgage asset values which is likely to result in the Company receiving a future payment from Citicorp upon actual determination of such values. Fund American has retained the Source One legal entity (to be renamed "White Mountains Services Corporation") which will continue to own all of Fund American's investments in FSA.

Significant mortgage banking assets and liabilities that were not part of the Citicorp sale principally include Source One's investments in financial instruments (which were liquidated during the 1999 first quarter), pool loan purchases (which are expected to be substantially liquidated during the 1999 second quarter), $44.0 million of preferred stock outstanding (which will be redeemed on June 3, 1999) and certain other long-term liabilities. Fund American expects to record an after tax gain of approximately $15.0 million (which is net of estimated future liabilities) during the 1999 second quarter pursuant to the disposal of all its mortgage banking net assets, however, the actual amount of such gain could be significantly more or less than $15.0 million due to the use of estimated values at the Citicorp closing and the use of estimated values in determining Source One's remaining long-term liabilities.


                              INVESTMENT OPERATIONS

Net investment income from continuing operations totalled $15.8 million for the three months ended March 31, 1999 compared to $5.2 million for the comparable 1998 period. Fund American's investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations and dividend income from its equity investments. The significant increase in net investment income during the 1999 first quarter is primarily the result of the addition of Folksamerica's sizable fixed income portfolio to the Company's consolidated results for 1999.

Total net investment gains and losses arising during the periods, before tax, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
                                                                                                Ended March 31,
                                                                                             -----------------------
Millions                                                                                           1999        1998
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                                                $     9.0    $      .5
Net unrealized gains (losses) from investment securities                                          (8.0)        10.9
Net unrealized gains (losses) from investments in unconsolidated                                 (24.3)        29.7
insurance affiliates
                                                                                             -----------------------

Total net investment gains (losses) for investments held during the period                    $  (23.3)   $    41.1
--------------------------------------------------------------------------------------------------------------------


The components of Fund American's change in net unrealized investment gains, after tax, as recorded on the income statement are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
                                                                                                Ended March 31,
                                                                                             -----------------------
Millions                                                                                           1999        1998
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                                                 $     9.0   $      .5
  Income tax expense applicable to such gains                                                     (3.1)        (.2)
                                                                                             -----------------------
Net realized investment gains, after tax                                                      $     5.9   $      .3
                                                                                             -----------------------

Net investment gains (losses) for investments held during the period                          $  (23.3)   $    41.1
  Income tax benefit (expense) applicable to such gains and losses                                  8.1      (14.5)
                                                                                             -----------------------
Net investment gains (losses) for investments held during the period,                            (15.2)        26.6
after tax
  Unrealized gains reclassed for investments sold during the period,                              (5.9)        (.3)
after tax
                                                                                             -----------------------
Change in net unrealized investment gains, after tax                                          $  (21.1)   $    26.3
--------------------------------------------------------------------------------------------------------------------

Net realized investment gains of $9.0 million for the 1999 first quarter resulted principally from sales of 300,000 shares of the common stock of Travelers Property Casualty Corp. for net proceeds of $9.6 million and 1,350,000 units of the San Juan Basin Royalty Trust for net proceeds of $8.1 million. No significant sales of investment securities occurred during the 1998 first quarter.

Fund American records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. The $15.2 million decrease in after tax net unrealized investment gains for investments held during the 1999 first quarter primarily reflects a decrease in the value of its FSA options and convertible securities arising during the period. Net unrealized losses in the fixed maturity portfolios at the consolidated insurance and reinsurance operations arising during the quarter (due to an increase in market interest rates) were substantially offset by net unrealized gains in their common stock portfolios. The $26.6 million increase in after tax net unrealized investment gains for investments held during the 1998 first quarter primarily reflects an increase in the value of its FSA options and convertible securities during that period as well as an increase in the value of Fund American's investment in the common stock of White River Corporation.

                                    EXPENSES

Insurance losses and loss adjustment expenses totalled $66.4 million for the 1999 first quarter versus $26.5 million for the comparable 1998 period. Insurance and reinsurance acquisition expenses totalled $22.8 million for the 1999 first quarter versus $6.2 million for the comparable 1998 period. The increases in these insurance expenses during the 1999 period are primarily attributable to the inclusion of Folksamerica in the Company's consolidated results for 1999.

Compensation and benefits expenses totalled $12.8 million for the 1999 first quarter versus $13.0 million for the 1998 first quarter. Compensation and benefits expenses include stock-based compensation accruals that vary with changes in the market value of the Company's common stock. For the 1999 first quarter, the Company recorded stock-based compensation accruals in response to a 5.0% decrease in the market value of the Company's common stock in addition to the inclusion of Folksamerica's compensation and benefits expenses. For the 1998 first quarter, the Company recorded stock-based compensation accruals in response to an 11.8% increase in the market value of the Company's common stock.

Increases in interest expense and general expenses from the 1998 first quarter to the 1999 first quarter relate primarily to the inclusion of Folksamerica in the Company's consolidated results for 1999.


LIQUIDITY AND CAPITAL RESOURCES

As part of the Folksamerica acquisition, Fund American agreed to repay or refinance Folksamerica's $55.6 million of outstanding long-term indebtedness during February 1999. On February 24, 1999, the Company repaid and replaced the Folksamerica debt and its $50.0 million five-year credit facility at White Mountains Holdings, Inc. with $85.0 million of borrowings under a new $100.0 million facility at Folksamerica. The new credit agreement contains customary covenants and conditions.

During the 1999 first quarter the Company repurchased and retired 200,745 shares of its common stock in a series of public and private transactions for a total of $25.0 million. Also during the 1999 first quarter the Company issued from its treasury a total of 25,528 common shares to its key employees in satisfaction of certain stock-based employee benefit plan obligations.

On May 3, 1999 Source One called all of its Series A Preferred Stock outstanding (the "Preferred Stock") for redemption which will occur on June 3, 1999. The redemption will result in Source One making total cash payments to all holders of the Preferred Stock of $44.0 million plus accrued dividends.

On March 31, 1999, Folksamerica entered into a definitive contract to acquire USF Re from Centris for total consideration of $92.5 million. The purchase consideration includes a the issuance of a $20.8 million, five-year note by Folksamerica (which may be reduced by certain adverse loss developments at USF Re post acquisition) with the balance to be paid in cash. Folksamerica's acquisition of USF Re is subject to Federal and state regulatory approvals and is expected to close during the second quarter of 1999.

OTHER MATTERS

ACCOUNTING FOR FSA OPTIONS AND CONVERTIBLE PREFERRED STOCK. Fund American currently owns 3,460,200 shares of the common stock of FSA ("FSA Shares") and various fixed price options and shares of convertible preferred stock of FSA (the "FSA Options and FSA Preferred Stock") which, in total, give Fund American the right to acquire up to 4,560,607 additional FSA Shares. Fund American's investment in FSA Shares is accounted for using the equity method of accounting pursuant to which the investment is reported at FSA's book value ($36.25 per FSA Share at March 31, 1999). Fund American's investments in FSA Options and FSA Preferred Stock are currently accounted for under the provisions of SFAS No. 115 pursuant to which the investments are reported at fair value ($48.14 per underlying FSA Share at March 31, 1999).

Fund American currently expects to exercise the FSA Options during 1999 and convert the FSA Preferred Stock during 2004. Assuming that equity accounting continues to be the proper accounting method for valuing Fund American's investment in FSA Shares, upon exercise of the FSA Options and conversion of the FSA Preferred Stock, Fund American expects that it would be required to restate its historic balance sheets to account for its investments in FSA Options and FSA Preferred Stock from fair value to their original cost. Upon exercise, Fund American's original cost basis in the FSA Shares acquired will be increased by the exercise price paid. Because the new cost basis of Fund American's investment in FSA Shares is expected to be considerably less than its portion of the fair value of FSA's net identifiable assets (which is expected to approximate FSA's book value) at the date of exercise, Fund American would be required to record a deferred credit that would be amortized to income over an anticipated five year period. Assuming the FSA Options were exercised and the FSA Preferred Stock converted as of March 31, 1999, Fund American would be required to reduce its book value by $59.6 million ($8.95 per share) and would record a deferred credit of $37.5 million ($3.63 per share). This net difference in carrying value of $22.1 million (which represents the effective write-down of the FSA Options and FSA Preferred Stock from fair value to FSA's book value) would continue to exist until such time as equity accounting is no longer appropriate for Fund American's investment in FSA Shares.

This analysis is based solely on Fund American's current circumstances concerning its investments in FSA Options and FSA Preferred Stock. Fund American's actual accounting valuation will be determined at the date of exercise for the FSA Options and upon the date of conversion of the FSA Preferred Stock and will be based on the circumstances concerning such investments existing at that time.


YEAR 2000

STATUS. Since 1996 Fund American has been identifying, modifying and testing its internal systems and controls to ensure that these systems can accurately process transactions involving the Year 2000 and beyond with no material adverse effects to its customers or disruption to its business operations. As of December 31, 1998, the Company had substantially completed its testing phase (the final phase of its Year 2000 remediation plan). Fund American estimates that its total pretax cost of Year 2000 remediation, excluding its unconsolidated insurance affiliates, is approximately $3.0 million of which the majority of this amount has been expensed as of March 31, 1999. This estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business and represents less than 20% of Fund American's total Information Technology budget.

Fund American has also been closely monitoring the year 2000 issues of its third party constituents that it voluntarily interacts with (e.g. customers, suppliers, reinsurers, creditors, borrowers...). Fund American's third party constituents have been requested to provide Fund American with information concerning their Year 2000 remediation plans and the status of such plans. For those constituents who either fail to respond to this inquiry or are deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, Fund American is in the process of either replacing that constituent or establishing similar relationships with new parties that appear to be Year 2000 compliant.

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

Folksamerica's approach towards underwriting against potential Year 2000 exposures is to seek coverages which contain Year 2000 event exclusions. In instances where exclusions are not provided, Folksamerica attempts to determine whether the risk is acceptable based on a variety of factors (a description of such factors is not provided herein as each situation is unique). Folksamerica has estimated that less than 9% of its property reinsurance coverage in force could be subject to Year 2000 exposures. However, these risks generally lie with large corporations who have been aware of the issue for some time and have invested significant time and resources towards Year 2000 remediation. Additionally, Folksamerica does not anticipate significant Year 2000 exposures from its casualty reinsurance coverage in force due to the nature of such exposures. Further, Folksamerica generally writes such exposures on an excess of loss basis which provides Folksamerica with additional protections against potential losses of this nature.

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

NAME CHANGE

In connection with a proposal to be presented to shareholders at the Company's Annual Meeting of Shareholders to be held on May 27, 1999, management proposes to change the name of the Company to "White Mountains Insurance Group, Inc.". The new name is believed to better describe the Company's business focus and locale as well as the probable nature of any future acquisitions. If the name change is approved at the annual meeting, the Company intends to execute the name change on or about June 1, 1999 and expects to change its NYSE ticker symbol to "WTM".

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. This information is often subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that numerous factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business are further described in the Company's 1998 Annual Report on Form 10-K (such as those involving competition, regulation and certain business conditions).

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*
                  27 - Financial Data Schedule for the three-month period ended March 31, 1999**



           (b)    Reports on Form 8-K

                  During the 1999 first quarter the Company filed a Current Report on Form 8-K dated March 10, 1999 which reported a change in the Company's independent auditors from KPMG LLP to PricewaterhouseCoopers LLP. This change is subject to ratification by the Company's shareholders pursuant to a proposal to be acted upon at the Company's 1999 Annual Meeting of shareholders.

* Not included herein as the information is contained elsewhere within report. See Note 5 of the Notes to Condensed Consolidated Financial Statements.
**   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FUND AMERICAN ENTERPRISES HOLDINGS, INC.
                                  (Registrant)




Date: May 12, 1999                By: /s/  Michael S.Paquette
------------------                    -----------------------------------------
                                           Senior Vice President and Controller