Form 10-Q
period 1999-06-30
WHITE MOUNTAINS INSURANCE GROUP INC
filed 1999-08-16
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                      OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___
                          Commission file number 1-8993

                      WHITE MOUNTAINS INSURANCE GROUP, INC.
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

   Yes  /X/   No /_/

As of August 10, 1999, 4,982,291 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      WHITE MOUNTAINS INSURANCE GROUP, INC.

                                Table of Contents

PART I.           FINANCIAL INFORMATION                                               Page No.
                                                                                      --------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets,
            June 30, 1999 (Unaudited), and December 31, 1998                              3

            Condensed Consolidated Statements of Income and Comprehensive Income
            (Unaudited), Three Months and Six Months Ended June 30, 1999 and 1998         4

            Condensed Consolidated Statements of Cash Flows (Unaudited),
            Six Months Ended June 30, 1999 and 1998                                       5

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                                        6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   21

PART II.    OTHER INFORMATION

   Items 1 through 6                                                                     22

SIGNATURES                                                                               23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                                   June 30,      December 31,
                                                                                    1999            1998
                                                                                 (Unaudited)
Assets

Fixed maturity investments, at fair value (cost: $903.3 and $916.1)                $  886.0        $  929.6
Common equity securities, at fair value (cost: $175.5 and $195.4)                     214.5           241.7
Short-term investments, at amortized cost (which approximated market value)           131.0            79.0
Other investments (cost: $50.5 and $69.1)                                              60.4            77.5

     Total investments                                                              1,291.9         1,327.8

Cash                                                                                    2.4            22.4
Investments in unconsolidated insurance affiliates                                    347.0           354.3
Reinsurance recoverable on paid and unpaid losses                                     154.3           137.3
Insurance and reinsurance balances receivable                                          61.7           124.7
Deferred acquisition costs                                                             22.3            35.4
Investment income accrued                                                              14.1            16.2
Other assets                                                                           62.5            35.2
Net assets of discontinued mortgage banking operations                                 19.4           110.4

Total Assets                                                                       $1,975.6        $2,163.7

Liabilities

Loss and loss adjustment expense reserves                                          $  823.0        $  811.7
Unearned insurance and reinsurance premiums                                            91.9           153.1
Short-term debt                                                                          --            51.5
Long-term debt                                                                        136.5           186.3
Deferred credit                                                                        38.4            37.1
Accounts payable and other liabilities                                                259.7           221.5

     Total liabilities                                                              1,349.5         1,461.2

Shareholders' Equity

Common stock at $1 par value per share - authorized 15,000,000 and
  125,000,000 shares; issued 15,000,000 and 30,863,547 shares                          15.0            30.9
Common paid-in capital                                                                174.3           354.2
Retained earnings                                                                     790.5         1,063.2
Common stock in treasury at cost - 10,011,277 shares and 25,034,939 shares           (434.2)         (871.0)
Accumulated other comprehensive income, after tax                                      80.5           125.2
     Total shareholders' equity                                                       626.1           702.5

Total Liabilities and Shareholders' Equity                                         $1,975.6        $2,163.7


See Notes to Condensed Consolidated Financial Statements
                                      3

WHITE MOUNTAINS INSURANCE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Unaudited
(millions, except per share amounts)

                                                                                         Three Months Ended      Six Months Ended
                                                                                               June 30,              June 30,
                                                                                          1999        1998       1999         1998
Revenues:
  Earned insurance and reinsurance premiums                                              $  72.6     $  41.2    $ 166.3     $  78.7
  Gain on sale of Valley Group                                                              88.1          --       88.1          --
  Net investment income                                                                     13.4         3.1       29.2         8.3
  Net realized investment gains                                                             17.8         1.6       26.8         2.1
  Earnings from unconsolidated insurance affiliates                                          4.8         7.7        9.0        15.2
  Amortization of deferred credit                                                            1.9          --        3.7          --
  Other insurance operations revenue                                                          .9         1.9        3.3         4.2

    Total revenues                                                                         199.5        55.5      326.4       108.5

Expenses:
  Insurance losses and loss adjustment expenses                                             56.6        28.1      123.0        54.6
  Insurance and reinsurance policy acquisition expenses                                     16.7         6.8       39.5        13.0
  Compensation and benefits                                                                 12.3        13.8       25.1        26.8
  General expenses                                                                           5.1         2.8        9.2         6.5
  Interest expense                                                                           4.0         3.2        8.2         5.8

    Total expenses                                                                          94.7        54.7      205.0       106.7

Pretax earnings                                                                            104.8          .8      121.4         1.8

  Income tax provision                                                                      41.0          .6       46.8         2.0

Net income (loss) from continuing operations                                                63.8          .2       74.6         (.2)

  Net income from discontinued mortgage banking operations                                  (2.0)        6.4        1.0        15.7
  Gain from sale of discontinued mortgage banking operations, after tax                     14.9          --       14.9          --

Net income                                                                                  76.7         6.6       90.5        15.5

Other comprehensive income, after tax:

  Net unrealized gains (losses) for investments held during the period                     (12.8)       12.3      (28.0)       38.9
  Net change in foreign currency translation                                                  .8          --         .7          --
  Recognition of net unrealized gains for investments sold during the period               (11.5)       (1.1)     (17.4)       (1.4)

    Other comprehensive income (loss), after tax                                           (23.5)       11.2      (44.7)       37.5

Comprehensive net income                                                                 $  53.2     $  17.8    $  45.8     $  53.0

Basic earnings per common share:
   Net income                                                                            $ 13.94     $  1.13    $ 15.97     $  2.63
   Comprehensive net income                                                                 9.66        3.02       8.08        8.98

Diluted earnings per common share:
   Net income                                                                            $ 12.41     $  1.00    $ 14.25     $  2.33
   Comprehensive net income                                                                 8.59        2.70       7.20        8.04

See Notes to Condensed Consolidated Financial Statements
                                      4

WHITE MOUNTAINS INSURANCE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                     ---------------------------------
                                                                                           1999              1998
                                                                                     ---------------   ---------------
CONTINUING OPERATIONS - OPERATING CASH
FLOWS:
Net income                                                                           $         90.5    $         15.5
Charges (credits) to reconcile net income to cash flows from operations:
  Gain from sale of discontinued mortgage banking operations, after tax                       (14.9)               --
  Net income from discontinued operations                                                      (1.0)            (15.7)
  Gain from sale of Valley Group                                                              (88.1)               --
  Undistributed earnings from unconsolidated insurance                                         (8.2)            (11.5)
  affiliates
  Net realized investment gains                                                               (26.8)             (2.1)
  Amortization of deferred credit                                                              (3.7)               --
  Decrease in reinsurance recoverable                                                           5.6               1.6
  (Decrease) increase in insurance loss and loss adjustment expense reserves                  (35.5)              5.7
  Net change in current and deferred income taxes receivable and payable                       42.7              (5.4)
  Other, net                                                                                    9.2               5.3


NET CASH FLOWS USED FOR OPERATING ACTIVITIES                                                  (30.2)             (6.6)


CONTINUING OPERATIONS - INVESTING CASH
FLOWS:
  Net decrease (increase) in short-term investments, net of balances acquired and             (68.8)             32.3
  sold
  Sales of common equity securities and other investments                                      85.8              10.9
  Sales and maturities of fixed maturity investments                                          139.7              34.9
  Purchases of common equity securities and other investments                                 (20.2)             (9.6)
  Purchases of fixed maturity investments                                                     (32.4)            (42.1)
  Investments in unconsolidated insurance affiliates                                          (15.7)            (70.3)
  Proceeds from sale of Valley Group, net of cash balances sold                               121.8                --
  Purchase of USF Re, net of cash balances acquired                                           (66.4)               --
  Net purchases of fixed assets                                                                (1.2)             (1.0)


NET CASH FLOWS PROVIDED FROM (USED FOR) INVESTING                                             142.6             (44.9)
ACTIVITIES


CONTINUING OPERATIONS - FINANCING CASH
FLOWS:
  Net repayments of short-term debt                                                           (51.5)              (.2)
  Issuances of long-term debt                                                                    --              50.0
  Repayments of long-term debt                                                                (70.6)            (50.0)
  Purchases of common stock retired or placed in treasury                                    (121.6)            (17.2)
  Cash dividends paid to common shareholders                                                   (4.4)             (2.8)


NET CASH USED FOR FINANCING ACTIVITIES                                                       (248.1)            (20.2)


NET CASH PROVIDED FROM DISCONTINUED OPERATIONS                                                115.7              69.0


NET DECREASE IN CASH DURING PERIOD                                                            (20.0)             (2.7)

CASH BALANCES AT BEGINNING OF PERIOD                                                           22.4               7.0


CASH BALANCE AT END OF PERIOD                                                        $          2.4    $          4.3




SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                                      $        (34.9)   $        (41.2)
  Net income taxes paid                                                              $         (4.2)   $         (7.6)
  Common stock issued to employees for compensation (non-cash)                       $         (3.4)   $           --






            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of White Mountains Insurance Group, Inc. (the "Company") and its subsidiaries (collectively, "White Mountains"). The Company's consolidated and unconsolidated insurance operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, reinsurance and financial guaranty insurance. The financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation, including the segregation of mortgage banking net assets and mortgage banking net income as discontinued operations which relates to a decision made by the Company during the 1999 first quarter to exit from the mortgage banking business. See Note 2.

Since June 30, 1998, White Mountains has completed several transactions which affect the comparability of the financial statement information presented herein. These transactions are further described below:

On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of the common stock of Folksamerica Holding Company, Inc. ("Folksamerica"), parent company of Folksamerica Reinsurance Company, for $169.1 million (the "Folksamerica Purchase") thereby causing Folksamerica to become a consolidated subsidiary of White Mountains on that date. Prior to the Folksamerica Purchase, White Mountains owned a 50% non-consolidated interest in Folksamerica primarily through a preferred stock investment with fixed price warrants to acquire common stock. As a result of the Folkamerica Purchase, White Mountains was required to restate its investment in Folksamerica preferred stock to its original cost. Because the total cost of White Mountains' investments in Folksamerica was less than the fair value of Folksamerica's net identifiable assets at August 18, 1998, White Mountains recorded a $39.8 million deferred credit (negative goodwill) on August 18, 1998 that will be amortized to income over 5 years. The remaining unamortized deferred credit balance relating to the Folksamerica Purchase as of June 30, 1999 and December 31, 1998 was $33.5 million and $37.1 million, respectively.

On June 17, 1999, White Mountains completed its previously announced sale of Valley Group, Inc. ("Valley Group") to Unitrin Inc. (the "Valley Group Sale"). Valley Group represented the majority of White Mountains' primary property and casualty insurance operations. The Valley Group Sale did not represent a decision by the Company to exit the property and casualty insurance business, thus, the financial results of these companies are not shown as discontinued operations herein.

Condensed pro forma financial information for the six months ended June 30, 1998, which assumes the Valley Group Sale and the Folksamerica Purchase had occurred as of January 1, 1998, follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended    June 30, 1998
Millions                                                                             Actual            Pro Forma
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                                     $    108.5         $    260.4
Net income (loss) from continuing operations                                       $      (.2)        $     62.4

Net income (loss) from continuing operations per share:
   Basic                                                                           $     (.03)        $    10.59
   Diluted                                                                         $     (.06)        $     9.48
===================================================================================================================

The pro forma information presented does not purport to represent what White Mountains' results of operations actually would have been had White Mountains had completed the Valley Group Sale and the Folksamerica Purchase as of January 1, 1998, or to project White Mountains' results of operations for any future date or period.

On June 30, 1999 Folksamerica completed its acquisition of USF Re Insurance Co. ("USF Re"). The purchase of USF Re did not constitute a "significant business combination" by White Mountains and therefore prior year pro forma effects related to the acquisition of USF Re are not presented herein. See "Liquidity and Capital Resources".

Note 2. Discontinued Mortgage Banking Operations

On May 1, 1999, White Mountains concluded its sale (the "Mortgage Banking Sale") of substantially all the mortgage banking assets of its subsidiary White Mountains Services Corporation ("WMSC" - formerly Source One Mortgage Services Corporation) to Citibank Mortgage, Inc. ("Citibank") and has received net proceeds totalling $180.6 million (which is net of WMSC's public indebtedness assumed by Citibank and WMSC's credit agreement borrowings which were required to be repaid at closing). Mortgage banking assets and liabilities that were not part of the Citibank sale principally include WMSC's investments in financial instruments (which were liquidated during the 1999 first quarter), pool loan purchases (which were substantially liquidated during the 1999 first half) and $44.0 million of preferred stock outstanding (which was redeemed on June 3, 1999). White Mountains recorded an estimated $14.9 million after tax gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during the 1999 second quarter. As a result of the Company's decision dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

Summary condensed financial results of discontinued mortgage banking operations follow:

       CONDENSED STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING
                                   OPERATIONS

-----------------------------------------------------------------------------------------
                                                                  June 30,   December 31,
Millions                                                            1999        1998
-----------------------------------------------------------------------------------------
Assets:
     Cash and investments                                         $   45.8    $   19.4
     Capitalized mortgage servicing rights                               *       169.7
     Mortgage loans held for sale                                        *       676.3
     Other mortgage origination and servicing assets                  36.9       271.9
     Other assets                                                     13.0        90.1
                                                                  --------------------
     Total assets of discontinued mortgage banking assets         $   95.7    $1,227.4
                                                                  --------------------
Liabilities and Minority Interest:
     Short-term debt                                              $      *    $  697.0
     Long-term debt                                                      *       173.4
     Accounts payable and other liabilities                           76.3       202.6
     Minority interest - preferred stock                                 *        44.0
                                                                  --------------------
     Total liabilities and minority interest                      $   76.3    $1,117.0
                                                                  --------------------
     Net assets of discontinued mortgage banking operations       $   19.4    $  110.4
======================================================================================

        CONDENSED STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING
                                   OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                           Three Months              Six Months
                                                                          ended June 30,            ended June 30,
                                                                        -----------------        ------------------
Millions                                                                  1999       1998          1999        1998
-------------------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income                                              $  6.3     $ 22.0        $ 27.9     $  38.8
     Net gain on sales of mortgages                                        5.1       25.5          25.4        42.2
     Net mortgage servicing revenue                                        2.7        7.7          10.9        17.2
     Other mortgage operations revenue                                     3.0        8.6          12.0        24.8
                                                                        -----------------        ------------------
     Total revenues                                                       17.1       63.8          76.2       123.0
                                                                        -----------------        ------------------
Expenses:
     Compensation and benefits                                             7.5       19.3          28.5        36.2
     Interest expense                                                      5.4       18.2          24.5        33.5
     General expenses                                                      6.4       14.5          19.3        25.5
                                                                        -----------------        ------------------
     Total expenses                                                       19.3       52.0          72.3        95.2
                                                                        -----------------        ------------------
     Pretax earnings (loss)                                               (2.2)      11.8           3.9        27.8
     Income tax provision (benefit)                                        (.5)       4.4           1.7        10.2
                                                                        -----------------        ------------------
     Net income (loss) before minority interest                           (1.7)       7.4           2.2        17.6
     Minority interest - preferred stock dividends                         (.3)      (1.0)         (1.2)       (1.9)
                                                                        -----------------        ------------------
     Net income (loss) from discontinued mortgage banking operations    $ (2.0)    $  6.4        $  1.0     $  15.7
===================================================================================================================

Note 3. Reinsurance and Insurance Loss and Loss Adjustment Expense Reserves

The following table summarizes White Mountains' reinsurance loss and loss adjustment expense reserve activities for the three months and six months ended June 30, 1999:

------------------------------------------------------------------------------------------------------
                                                                      Three Months       Six Months
                                                                          Ended             Ended
Millions                                                              June 30, 1999     June 30, 1999
------------------------------------------------------------------------------------------------------
Gross beginning balance                                                $   706.5          $  723.2
    Less beginning reinsurance recoverable                                (122.5)           (129.0)
                                                                       ---------          --------
Net loss and loss adjustment expenses                                      584.0             594.2
Loss and loss adjustment expenses acquired - USF Re                        106.4             106.4
Losses and loss adjustment expenses incurred relating to:
    Current period losses                                                   29.6              65.2
    Prior period losses                                                      2.4               5.0
Loss and loss adjustment expenses paid relating to:
    Current period losses                                                   (5.2)             (6.8)
    Prior period losses                                                    (43.2)            (90.0)
                                                                       ---------          --------
Net ending balance                                                         674.0             674.0
    Plus ending reinsurance recoverable                                    144.2             144.2
                                                                       ---------          --------
Gross ending balance                                                   $   818.2          $  818.2
======================================================================================================

Incurred losses totalling $2.4 million and $5.0 million for the three months and six months ended June 30, 1999, respectively, related to prior accident years are primarily attributable to reserve additions relating to asbestos, environmental liability and breast implant exposures.

The following table summarizes White Mountains' insurance loss and loss adjustment expense reserve activities for the three months and six months ended June 30, 1999 and 1998:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                     Three Months              Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                          ------------------       ------------------
                                                                            1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------------
Beginning balance                                                         $ 88.8      $ 74.5       $ 88.5      $ 71.9
Losses and loss adjustment expenses incurred (net of ceded reinsurance)     24.6        28.1         52.8        54.6
Loss and loss adjustment expenses paid (net of reinsurance)                (20.8)      (25.0)       (48.7)      (48.9)
Loss and loss adjustment expenses sold - Valley Group                      (87.8)          *        (87.8)          *
                                                                          ------------------       ------------------
Ending balance                                                             $ 4.8      $ 77.6       $  4.8      $ 77.6
=====================================================================================================================

Loss and loss adjustment expenses incurred during the periods presented did not include significant reserve strengthening for losses and loss adjustment expenses relating to prior years. Ending loss and loss adjustment reserves of $4.8 million at June 30, 1999 relate to Waterford Insurance Company ("Waterford", formerly Valley National Insurance Company), a small property and casualty insurance company retained by White Mountains which is licensed to write property and casualty insurance in 48 states.

Note 4. Accounting Standards Recently Adopted and Issued

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1, which occurred as of January 1, 1999, did not have a material impact on White Mountains' financial position or results of operations.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2001 with earlier adoption permitted. The adoption of SFAS No. 133 is not expected to have a material effect on White Mountains' financial position or results of operations.

In October 1998, the AICPA issued SOP 98-7 entitled "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. White Mountains is currently evaluating the impact of the adoption of SOP 98-7 and the potential effects on its financial position and results of operations.

Note 5. Earnings Per Share

The following table outlines the Company's computation of earnings per share for the three and six months ended June 30, 1999 and 1998:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months                Six Months
                                                                                     Ended June 30,              Ended June 30,
                                                                                -----------------------     -----------------------
                                                                                   1999         1998           1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share numerators (in millions):
Net income                                                                      $    76.7     $     6.6     $    90.5     $    15.5
                                                                                =======================     =======================
Comprehensive net income                                                        $    53.2     $    17.8     $    45.8     $    53.0
                                                                                =======================     =======================
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share numerators (in millions):
Net income                                                                      $    76.7     $     6.6     $    90.5     $    15.5
   Dilution to earnings from unconsolidated insurance affiliates                      (.1)          (.1)          (.2)          (.2)
                                                                                -----------------------     -----------------------
Diluted net income                                                              $    76.6     $     6.5     $    90.3     $    15.3
                                                                                =======================     =======================
Diluted comprehensive net income                                                $    53.1     $    17.7     $    45.6     $    52.8
                                                                                =======================     =======================
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share denominators (in thousands):
Basic earnings per share numerator (average common shares outstanding)              5,508         5,854         5,669         5,894
   Dilutive stock options and warrants to acquire common stock (a)                    669           668           669           669
                                                                                -----------------------     -----------------------
Diluted earnings per share denominator                                              6,177         6,522         6,338         6,563
                                                                                =======================     =======================
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share (in dollars):
Net income                                                                      $   13.94     $    1.13     $   15.97     $    2.63
                                                                                =======================     =======================
Comprehensive net income                                                        $    9.66     $    3.02     $    8.08     $    8.98
                                                                                =======================     =======================
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share & assumed conversions (in dollars):
Net income                                                                      $   12.41     $    1.00     $   14.25     $    2.33
                                                                                =======================     =======================
Comprehensive net income                                                        $    8.59     $    2.70     $    7.20     $    8.04
===================================================================================================================================

(a) Includes the net dilutive effects for each period presented of warrants to acquire 1,000,000 Shares at $21.66 per Share and stock options to acquire 2,000 Shares at $24.82 per Share.

Basic earnings per share amounts are based on the weighted average number of the Company's common stock ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. Potential dilutive Shares include stock options and warrants to acquire Shares.

Note 6. Segment Information

White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates (which includes White Mountains' investment in MediaOne preferred stock) and Holding Company (primarily the operations of the Company and certain of its intermediate subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made this determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities (gains and losses resulting from such transfers have been eliminated herein). Certain amounts in the prior periods have been reclassified to conform with the current presentation which involved the segregation of the mortgage banking net assets, revenues and pretax earnings as discontinued operations. See Note 1. Financial information presented by segment is shown below:

                                                                                 Property
                                                                                   and       Investments in
                                                                                 Casualty    Unconsolidated  Holding
Millions                                                           Reinsurance   Insurance     Affiliates    Company       Total
---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $ 99.3        $ 70.0       $    *       $    *       $169.3
Gain from sale of Valley Group                                             *             *            *         88.1         88.1
Net investment income                                                   22.8           3.2          1.9          1.3         29.2
Earnings from unconsolidated insurance affiliates                          *             *          9.0            *          9.0
Amortization of deferred credit                                          3.6             *            *           .1          3.7
Realized gains                                                           4.3           9.7            *         12.8         26.8
Other                                                                      *             *            *           .3           .3
                                                                      -----------------------------------------------------------
Total revenues                                                        $130.0        $ 82.9       $ 10.9       $102.6       $326.4
                                                                      ===========================================================
Pretax earnings                                                       $ 17.8        $  5.2       $ 10.9       $ 87.5       $121.4
                                                                      ===========================================================
Net income from continuing operations                                 $ 13.8        $  3.5       $  7.8       $ 49.5       $ 74.6
=================================================================================================================================
Six Months Ended June 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $    *        $ 82.9       $    *       $    *       $ 82.9
Net investment income                                                      *           4.1          1.9          2.3          8.3
Earnings from unconsolidated insurance affiliates                          *             *         15.2            *         15.2
Realized gains (losses)                                                    *           2.4            *          (.3)         2.1
                                                                      -----------------------------------------------------------
Total revenues                                                        $    *        $ 89.4       $ 17.1       $  2.0       $108.5
                                                                      ===========================================================
Pretax earnings (loss)                                                $    *        $  4.4       $ 17.1       $(19.7)      $  1.8
                                                                      ===========================================================
Net income (loss) from continuing operations                          $    *        $  2.7       $  8.3       $(11.2)      $  (.2)
=================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                               Property and  Investments in
                                                                                 Casualty     Unconsolidated   Holding
Millions                                                           Reinsurance   Insurance      Affiliates     Company      Total
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                     $ 45.7        $ 27.7         $    *       $    *       $ 73.4
Gain from sale of Valley Group                                            *             *              *         88.1         88.1
Net investment income                                                  11.3           1.3            1.0          (.2)        13.4
Earnings from unconsolidated insurance affiliates                         *             *            4.8            *          4.8
Amortization of deferred credit                                         1.8             *              *           .1          1.9
Realized gains                                                          4.0           8.9              *          4.9         17.8
Other                                                                     *             *              *           .1           .1
                                                                  ----------------------------------------------------------------
Total revenues                                                       $ 62.8        $ 37.9         $  5.8       $ 93.0       $199.5
                                                                  ================================================================
Pretax earnings                                                      $ 10.1        $  4.6         $  5.8       $ 84.3       $104.8
                                                                  ================================================================
Net income from continuing operations                                $  7.9        $  3.0         $  4.1       $ 48.8       $ 63.8
==================================================================================================================================
Three Months Ended June 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                     $    *        $ 43.1         $    *       $    *       $ 43.1
Net investment income                                                     *           1.6             .9           .6          3.1
Earnings from unconsolidated insurance affiliates                         *             *            7.7            *          7.7
Realized gains (losses)                                                   *           1.7              *          (.1)         1.6
                                                                  ----------------------------------------------------------------
Total revenues                                                       $    *        $ 46.4         $  8.6       $   .5       $ 55.5
                                                                  ================================================================
Pretax earnings (loss)                                               $    *        $  2.7         $  8.6       $(10.5)      $   .8
                                                                  ================================================================
Net income (loss) from continuing operations                         $    *        $  1.6         $  2.1       $ (3.5)      $   .2
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Millions                                                    Property and  Investments in   Net Assets of
                                                              Casualty    Unconsolidated   Discontinued     Holding
Ending assets                                Reinsurance      Insurance     Affiliates       Operation      Company         Total
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                 $1,356.8         $ 26.7         $396.9          $ 19.4         $175.8       $1,975.6
December 31, 1998                              1,220.5          311.5          404.1           110.4          117.2        2,163.7
===================================================================================================================================

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

White Mountains reported comprehensive net income of $45.8 million or $7.20 per diluted common share for the six months ended June 30, 1999, compared to comprehensive net income of $53.0 million or $8.04 per diluted common share for the comparable 1998 period. Net income, which does not include other comprehensive income (primarily changes in net unrealized investment gains), was $90.5 million or $14.25 per diluted common share for the six months ended June 30, 1999, compared to $15.5 million or $2.33 per dilutive common share for the comparable 1998 period.

Comprehensive net income for the 1999 second quarter was $53.2 million or $8.59 per diluted common share, compared to comprehensive net income of $17.8 million or $2.70 per diluted common share for the 1998 second quarter. Net income for the 1999 second quarter was $76.7 million or $12.41 per diluted common share, compared to $6.6 million or $1.00 per dilutive common share for the 1998 second quarter.

Comprehensive net income for the 1999 second quarter was $53.2 million or $8.59 per diluted common share, compared to comprehensive net income of $17.8 million or $2.70 per diluted common share for the 1998 second quarter. Net income for the 1999 second quarter was $76.7 million or $12.41 per diluted common share, compared to $6.6 million or $1.00 per dilutive common share for the 1998 second quarter.

White Mountains ended the 1999 first half with a book value per share of $112.36 ($118.76 including $6.40 per share of after tax unamortized deferred credit) versus a 1998 ending book value per share of $109.68 ($115.11 including $5.43 per share of after tax unamortized deferred credit).

    Significant Transactions Affecting Comparability of Financial Information

Since June 30, 1998, White Mountains has completed several significant transactions that affect the comparability of the financial statement information contained herein. These transactions include: (i) the Folksamerica Purchase on August 18, 1998; (ii) the Mortgage Banking Sale on May 1, 1999;
(iii) the Valley Group Sale on June 17, 1999; (iv) the acquisition of USF Re by Folksamerica on June 29, 1999; (v) the exercise of stock options to acquire an additional 666,667 shares of the common stock of FSA on May 13, 1999; and (vi) significant repurchases of shares of the Company's common stock. Each of these transactions are further described herein.

                      Insurance and Reinsurance Operations

White Mountains' consolidated reinsurance operations consist of Folksamerica, which owns Folksamerica Reinsurance Company - a broker market reinsurer. Unconsolidated insurance operations include a 25% economic interest in FSA, which writes municipal and commercial bond credit enhancement insurance and a 50% interest in Main Street America Holdings, Inc. ("MSA"), a stock subsidiary of National Grange Mutual ("NGM") which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business.

Consolidated Reinsurance Operations. Folksamerica's reinsurance operations provided $13.8 million to net income for the 1999 first half versus net income of $3.5 million for the 1998 comparable period during which Folksamerica was an unconsolidated affiliate. A summary of White Mountains' consolidated reinsurance operating results follows:

-------------------------------------------------------------------------------
                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                       ----------------------------------------
Dollars in millions                      1999      1998       1999       1998
-------------------------------------------------------------------------------
Folksamerica:
    Net written premiums               $  46.5   $  55.6    $  96.4   $  114.1
    Earned premiums                    $  45.6   $  57.3    $  99.3   $  123.8

    Loss and loss adjustment expense      70.2%     69.0%      70.9%      69.9%
    Underwriting expense                  35.7%     36.9%      35.0%      35.0%
                                       ----------------------------------------
            Combined ratio               105.9%    105.9%     105.9%     104.9%
===============================================================================

Folksamerica's 1999 combined ratio is slightly higher than anticipated due to lower premium volumes resulting from lower than expected production on a number of domestic treaties, the effects of non-renewals in its property portfolio, slower than anticipated growth in its Latin America business and a less favorable pricing environment.

Folksamerica's 1999 year-to-date net written premiums totalled $96.4 million versus $114.1 million during 1998. Management believes that Folksamerica's premiums are not far below expectation given the fiercely competitive market conditions that exist in today's reinsurance market. Folksamerica's strategy in such an environment is to grow its business through well executed acquisitions rather than chasing market share at unattractive prices. Consistent with this strategy, Folksamerica acquired USF Re on June 29, 1999. See "Liquidity and Capital Resources".

Sale of Consolidated Insurance Operations. On June 17, 1999, the Company completed the Valley Group Sale (consisting primarily of Valley Insurance Company, Charter Indemnity Company and White Mountains Insurance Company) and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford. In connection with the Valley Group Sale, the Company recorded a pretax gain of $88.1 million, $52.8 million after tax. As part of the Valley Group Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections for approximately four years, however, White Mountains believes that its loss and loss adjustment reserves sold pursuant to the Valley Group Sale were adequately stated and are not expected to result in a material subsequent purchase price adjustment. The Valley Group Sale did not represent a decision by the Company to exit the property and casualty insurance business, thus, the financial results of these companies are not shown as discontinued operations herein.

The Company recorded net income from Valley Group for the 1999 period through the date of sale of $3.6 million which primarily represented realized investment gains (see "Investment Operations"). For the 1998 first half, Valley Group contributed $2.8 million to net income.

Unconsolidated Insurance Operations. FSA and White Mountains' related investment in MediaOne preferred stock contributed $6.2 million to net income during the 1999 first half versus $6.1 million for the comparable 1998 period. FSA produced $239.1 million of present value premiums during the 1999 period, compared with $158.0 million in the prior year, an increase of 51.4%. During the 1999 first half, FSA's adjusted book value per share (FSA's book value plus the after tax present value of all deferred premium income, less deferred expenses) increased from $47.62 at year-end 1998 to $50.11 per share at June 30, 1999.

MSA contributed $1.6 million to net income during the 1999 first half versus $2.2 million for the comparable 1998 period. MSA's 1999 year-to-date combined ratio of 103.2% for the 1999 first half (versus 101.4% for the comparable 1998 period) is much improved from 106.7% for the 1999 first quarter but short of management's long-term objective. In response to its disappointing operating results during recent months, NGM has been implementing rate increases within certain of its major lines of business. These rate actions are expected to have a growing favorable impact on MSA's operations as the year progresses.

In addition to recording equity in earnings from its investments in the common stock of unconsolidated insurance affiliates, White Mountains also records net unrealized investment gains and losses as a result of changes in the value of its options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of FSA and MSA. See "Investment Operations".

                   Mortgage Banking (Discontinued) Operations

As previously mentioned, on May 1, 1999, the Company concluded the Mortgage Banking Sale. White Mountains recorded an estimated $14.9 million after tax gain on the sale of such mortgage banking net assets (which is net of anticipated future liabilities) during the 1999 second quarter.

Net mortgage banking assets of $19.4 million at June 30, 1999 consisted primarily of $45.8 million of cash and investments, $38.5 million of remaining mortgage banking assets partially offset by estimated future liabilities associated with the run-off of existing mortgage banking assets and other certain other long-term liabilities.

The Citibank transaction represented a decision by the Company to exit from the mortgage banking business. As a result, all current and prior mortgage banking activities are presented as discontinued mortgage banking operations herein. Through May 1, 1999, WMSC's mortgage banking activities contributed $1.0 million to net income. During the 1998 first half WMSC's mortgage banking activities contributed $15.7 million to net income.

                              Investment Operations

Net investment income totalled $29.2 million for the six months ended June 30, 1999 compared to $8.3 million for the comparable 1998 period. White Mountains' investment income is comprised primarily of interest income associated with the fixed maturity investments and dividend income from its equity investments. The significant increase in net investment income during the 1999 first half is primarily the result of the addition of Folksamerica's sizable fixed income portfolio to the Company's consolidated results for 1999.

White Mountains records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. Additional information concerning White Mountains' net investment gains and losses arising during the periods, before tax, were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months             Six Months
                                                                                       Ended June 30,          Ended June 30,
                                                                                     -----------------------------------------
Millions                                                                              1999        1998         1999     1998
------------------------------------------------------------------------------------------------------------------------------
Net realized investment gains for investments sold                                   $  17.8     $  1.6       $ 26.8    $  2.1
Net realized gains included in net income from discontinued operations                    --         .1           --       2.1
                                                                                     -----------------------------------------
Total net realized gains for investments sold                                           17.8        1.7         26.8       4.2
Net unrealized gains (losses) from investment securities                               (23.0)      (1.4)       (31.0)      9.5
Net unrealized gains (losses) from investments in unconsolidated affiliates            (14.6)      18.5        (38.9)     48.1
                                                                                     -----------------------------------------
Total net investment gains (losses) for investments held during the period           $ (19.8)    $ 18.8       $ 43.2    $ 61.8
==============================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on the income statement are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months               Six Months
                                                                                    Ended June 30,            Ended June 30,
                                                                                ------------------------------------------------
Millions                                                                         1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------------------
Net realized investment gains for investments sold (from table above)           $ 17.8        $  1.7        $ 26.8        $  4.2
  Income tax expense applicable to such gains                                     (6.3)          (.6)         (9.4)         (1.5)
                                                                                ------------------------------------------------
Net realized investment gains for investments sold, after tax                   $ 11.5        $  1.1        $ 17.4        $  2.7
                                                                                ================================================
Net unrealized investment gains (losses) for investments held                   $(19.7)       $ 18.9        $(43.1)       $ 59.8
  Income tax benefit (expense) applicable to such gains and losses                 6.9          (6.6)         15.1         (20.9)
                                                                                ------------------------------------------------
Net unrealized investment gains (losses) for investments held, after tax         (12.8)         12.3         (28.0)         38.9
  Unrealized gains reclassed for investments sold, after tax                     (11.5)         (1.1)        (17.4)         (1.4)
                                                                                ------------------------------------------------
Change in net unrealized investment gains, after tax                            $(24.3)       $ 11.2        $(45.4)       $ 37.5
================================================================================================================================

Net realized investment gains of $26.8 million for the 1999 first half resulted principally from pretax gains from the sales of all or a portion of White Mountains' investments in San Juan Basin Royalty Trust ($6.0 million), Travelers Property Casualty Corp. ($4.8 million) and various common equities in Folksamerica's operating portfolio ($3.5 million). In addition, pretax realized gains on sales of equity securities and fixed maturity investments of $9.4 million were recorded in anticipation of or in connection with the Valley Group Sale during the 1999 second quarter. No significant sales of investment securities occurred during the 1998 first half.

The $28.0 million decrease in after tax net unrealized investment gains for investments held during the 1999 first half primarily reflects: (i) unrealized losses of $17.8 million after tax in Folksamerica's sizeable fixed maturity portfolio due to an increase in market interest rates during the period; (ii) a $10.4 million after tax reduction in unrealized gains associated with White Mountains' May 13, 1999 exercise of options to acquire 666,667 shares of the common stock of FSA (as further described below), partially offset by: (iii) net after tax gains associated with White Mountains' equity security portfolios. The $38.9 million increase in after tax net unrealized investment gains for investments held during the 1998 first half primarily reflects an increase in the value of its FSA options and convertible securities during that period as well as an increase in the value of White Mountains' former investments in the common stock of Travelers Property Casualty Corp. and White River Corporation.

In accordance with Generally Accepted Accounting Principles the Company accounts for its investments in FSA common stock on the equity method of accounting and accounts for its stock options and convertible securities to acquire FSA common stock at fair value. Upon the exercise of FSA options during the 1999 second quarter, White Mountains was required to write its investment in the FSA options exercised to its original cost in order to transition the investment from fair value accounting to equity accounting. In connection with this accounting transition, White Mountains reduced its after tax net unrealized gains by $10.4 million and recorded a deferred credit of $5.0 million that will be amortized to income over a five-year period. The difference between fair value and equity value (currently $5.4 million) may not be recognized by the Company until such time as equity accounting is no longer appropriate for its investment in FSA shares.

                                    Expenses

Insurance losses and loss adjustment expenses totalled $123.0 million for the 1999 first half versus $54.6 million for the comparable 1998 period. Insurance and reinsurance acquisition expenses totalled $39.5 million for the 1999 first half versus $13.0 million for the comparable 1998 period. The increases in these insurance expenses during the 1999 period are primarily attributable to the inclusion of Folksamerica in the Company's consolidated results for 1999.

Compensation and benefits expenses totalled $25.1 million for the 1999 first half versus $26.8 million for the comparable 1998 period. Compensation and benefits expenses include stock-based compensation accruals that vary with changes in the market value of the Company's common stock. For the 1998 first half, White Mountains recorded stock-based compensation accruals in response to a 22.3% increase in the market value of the Company's common stock. For the 1999 first half, the Company's market value for its common stock did not increase significantly.

Increases in interest expense and general expenses from the 1998 first half to the 1999 comparable period relate primarily to the inclusion of Folksamerica in the Company's consolidated results for 1999.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 1999 Folksamerica acquired USF Re from The Centris Group Inc. for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which may be reduced by adverse loss development at USF Re post acquisition) with the balance paid in cash. Folksamerica did not record a significant amount of goodwill in connection its acquisition of USF Re.

In connection with the Valley Group Sale, White Mountains repaid $15.0 million of Valley's long-term indebtedness on June 17, 1999.

During the 1999 second quarter, White Mountains repaid $85.0 million of its subsidiary indebtedness with proceeds received from the Mortgage banking Sale and the Valley Group Sale. White Mountains retains the ability to borrow up to $100.0 million under this revolving facility.

During the 1999 first half the Company repurchased 865,413 shares of its common stock from third parties in a series of public and private transactions for a total of $121.2 million in cash. Also during the 1999 first half the Company issued from its treasury a total of 25,528 common shares to its key employees in satisfaction of certain stock-based employee benefit plan obligations.

On June 7, 1999, White Mountains announced that it had signed a definitive agreement to purchase the Consolidated International Group, Inc., a Delaware based insurance holding company for $85.3 million in cash. Consolidated's principal operating subsidiaries are Peninsula Insurance Company, American Centennial Insurance Company, and British Insurance Company of Cayman. Peninsula Insurance Company, located in Salisbury, Maryland, writes small commercial and personal lines through independent agents in the mid-Atlantic. American Centennial Insurance Company and British Insurance Company of Cayman are in runoff. The transaction is subject to regulatory approval.

On August 3, 1999 the Company was notified that its investment in MediaOne preferred stock was being redeemed on September 2, 1999 for $50.0 million plus accrued and unpaid interest. The redemption also requires the Company to exercise its stock options with MediaOne to acquire 1,893,940 FSA common shares at $26.40 per share on the redemption date. The $50.0 million principal amount of the preferred stock will be used to fund the exercise price to acquire the FSA common shares. The Company expects that it will be required to account for this FSA stock option exercise in a manner consistent with that of its exercise of May 13, 1999.

OTHER MATTERS

Year 2000

Status. Since 1996 White Mountains has been identifying, modifying and testing its internal systems and controls to ensure that these systems can accurately process transactions involving the Year 2000 and beyond with no material adverse effects to its customers or disruption to its business operations. As of December 31, 1998, White Mountains had substantially completed its testing phase (the final phase of its Year 2000 remediation plan).

White Mountains estimates that its total pretax cost of Year 2000 remediation, excluding its unconsolidated insurance affiliates, is approximately $3.0 million (including Valley Group and WMSC) of which the majority of this amount has been expensed as of September 30, 1999. This estimate does not include the cost of hardware and software replacements and upgrades made in the normal course of business and represents less than 20% of White Mountains' total Information Technology budget.

White Mountains has also been closely monitoring the year 2000 issues of its third party constituents that it voluntarily interacts with (e.g. customers, suppliers, reinsurers, creditors, borrowers...). White Mountains' third party constituents have been requested to provide White Mountains with information concerning their Year 2000 remediation plans and the status of such plans. For those constituents who either fail to respond to this inquiry or are deemed to be unlikely to remedy their own Year 2000 issues in a timely manner, White Mountains is in the process of either replacing that constituent or establishing similar relationships with new parties that appear to be Year 2000 compliant.

As of December 31, 1998, FSA and MSA had also substantially completed the testing phase of their Year remediation plans and are in the process of determining their third party exposures in a similar manner to that of White Mountains. White Mountains' nominees to the Boards of Directors of FSA and MSA have received detailed briefings concerning their respective Year 2000 plans and have determined that these plans appear to be on schedule for a timely completion and should reduce the risk of Year 2000 issues. White Mountains' portion of the total estimated costs of the Year 2000 issue for its unconsolidated insurance affiliates are not material and the majority of such expenses have already been incurred.

Risks. The failure to identify or correct significant Year 2000 issues could result in an interruption in, or a failure of, certain normal business activities or operations concerning the Company and its consolidated subsidiaries and its unconsolidated insurance affiliates. Such failures could adversely affect White Mountains' results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of potential business interruptions caused by third party constituents in which White Mountains must interact (including but not limited to suppliers of electrical power, various private and public markets for equity and debt securities, certain agencies of the Federal government and the states in which White Mountains conducts business), White Mountains is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on its results of operation, liquidity or financial condition. However, White Mountains currently believes that, with the implementation of its Year 2000 plan (which is in the final stages of completion), the possibility of significant interruptions of normal business activities due to the Year 2000 issue should be reduced.

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

In connection with the Valley Group Sale and the Mortgage Banking Sale, the Company has made certain representations as to the Year 2000 "readiness" of such operations and assets sold. The Company believes that its exposure to Year 2000 issues resulting from such representations is no greater than if such operations and assets had been retained.

The Company is currently in the process of developing a Year 2000 contingency plan (the "Y2K Plan") which is designed to mitigate, to the extent possible, any adverse affects White Mountains may suffer due to any potential business interruptions caused by third party constituents in which White Mountains must interact (as further explained above). It is expected that the Y2K Plan will be finalized during the third quarter of 1999.

Annual Meeting Proposals Enacted

In connection with a proposal approved by shareholders at the Company's 1999 Annual Meeting held on May 27, 1999, the name of the Company was changed on June 1, 1999 to "White Mountains Insurance Group, Inc.".

Also in connection with a proposal approved by shareholders at the 1999 Annual Meeting, the Company recently retired 15,657,452 shares of its treasury stock prior to the filing of a charter amendment to reduce its number of common shares authorized from 125.0 million shares to 15.0 million shares. The retirement of treasury shares resulted in a significant reclassification of several of the Company's various shareholders' equity accounts but did not affect total shareholders' equity.

Forward Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. This information is often subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that numerous factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in its forward- looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business are further described in the Company's 1998 Annual Report on Form 10-K (such as those involving competition, regulation and certain business conditions).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices such as prices for common equity securities. Due to White Mountains' sizable investments in fixed maturity investments and common equity securities at its insurance and reinsurance subsidiaries and its use of medium and long-term debt financing at the Company and certain of its operating companies, market risk can have a significant affect on White Mountains consolidated financial position.

Prior to May 1, 1999, White Mountains also had additional exposure to market risk associated with derivative securities and mortgage-related assets and liabilities at WMSC. As a result of the Mortgage Banking Sale, White Mountains is no longer subject to market risk associated with derivative securities (which were liquidated during the 1999 first quarter) and has significantly reduced its exposure to market risk associated with its mortgage-related assets and liabilities (which were substantially liquidated during the 1999 first half).

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        At the Company's 1999 Annual Meeting of Shareholders, which was held on May 27, 1999 in Hanover, New Hampshire, shareholders approved proposals (as further contained in the Company's 1999 Proxy Statement) calling for the Election of Directors ("Proposal 1"), a Charter Amendment to Change the Corporate Name ("Proposal 2"), a Charter Amendment to reduce the Number of Authorized Shares of Capital Stock ("Proposal 3") and the Appointment of Independent Auditors ("Proposal 4"). As of March 29, 1999, the "Record Date" for the 1999 Annual Meeting, a total of 5,843,731 shares were eligible to vote. With respect to Proposal 1, 4,763,048 votes were cast in favor of the proposal and 73,459 votes were withheld. With respect to Proposal 2, 4,809,132 votes were cast in favor of the proposal, 18,042 votes were cast against the proposal and 9,333 votes abstained. With respect to Proposal 3, 4,816,198 votes were cast in favor of the proposal, 4,414 votes were cast against the proposal and 15,895 votes abstained. With respect to Proposal 4, 4,831,574 votes were cast in favor of the proposal, 651 votes were cast against the proposal and 4,282 votes abstained.

        In connection with Proposal 1, incumbent directors John J. Byrne, George
        J. Gillespie, III and Frank A. Olson were re-elected to the Board of Directors with terms ending in 2002 and Mr. Arthur Zankel was elected to the Board of Directors with a term ending in 2000.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            11 - Statement Re Computation of Per Share Earnings* 27 - Financial Data Schedule for the six-month period ended June 30,
                 1999**

        (b) Reports on Form 8-K

            During the 1999 second quarter the Company filed the following Current Reports on Form 8-K:

            o Form 8-K dated May 27, 1999 which reported that the Company changed its name to White Mountains Insurance Group, Inc.,

            o Form 8-K dated June 1, 1999 which reported that the Company entered into a definitive agreement to acquire Consolidated International Group, Inc.

            o Form 8-K dated June 8, 1999 which reported that the Company repurchased 450,000 shares of its common stock from an unaffiliated third party,

            o Form 8-K dated June 17, 1999 which reported that the Company completed its sale of Valley Group, Inc. to Unitrin, Inc.

            o Form 8-K dated June 29, 1999 which reported that the Company completed its purchase of USF Re Insurance Co. from The Centris Group Inc.

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

                                    WHITE MOUNTAINS INSURANCE GROUP, INC.
                                    -------------------------------------
                                    (Registrant)

Date: August 12, 1999               By:               /s/
                                       ------------------------------------
                                    Michael S. Paquette
                                    Senior Vice President and Controller