Form 10-Q
period 1999-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 1999-11-12
CIK 776867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999
                                       OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                          Commission file number 1-8993


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                   BERMUDA                            94-2708455
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

As of November 12, 1999, 6,091,463 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.



                                Table of Contents



PART I.           FINANCIAL INFORMATION                                                           PAGE NO.

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets,
                  September 30, 1999 (Unaudited), and December 31, 1998                                  3

                  Condensed Consolidated Statements of Income and Comprehensive Income
                  (Unaudited), Three Months and Nine Months Ended September 30, 1999 and 1998            4

                  Condensed Consolidated Statements of Cash Flows (Unaudited),
                  Nine Months Ended September 30, 1999 and 1998                                          5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                                                 6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            20


PART II.          OTHER INFORMATION


     Items 1 through 6                                                                                  21



SIGNATURES                                                                                              22


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)


                                                                                  SEPTEMBER 30,    December 31,
                                                                                     1999               1998
                                                                                  -------------    -------------
                                                                                  (UNAUDITED)
ASSETS

Fixed maturity investments, at fair value (cost: $799.3 and $916.1)               $      778.3     $      929.6
Common equity securities, at fair value (cost: $156.2 and $195.4)                        173.3            241.7
Short-term investments, at amortized cost (which approximated market value)              212.5             79.0
Other investments (cost: $53.8 and $69.1)                                                 63.1             77.5
                                                                                  -------------    -------------

       Total investments                                                               1,227.2          1,327.8

Cash                                                                                       2.0             22.4
Investments in unconsolidated insurance affiliates                                       365.2            354.3
Reinsurance recoverable on paid and unpaid losses                                        152.4            137.3
Insurance and reinsurance balances receivable                                             40.6            124.7
Deferred acquisition costs                                                                22.1             35.4
Investment income accrued                                                                 14.2             16.2
Other assets                                                                              62.3             35.2
Net assets of discontinued mortgage banking operations                                    19.0            110.4
                                                                                  -------------    -------------
TOTAL ASSETS                                                                      $    1,905.0     $    2,163.7
                                                                                  =============    =============
LIABILITIES

Loss and loss adjustment expense reserves                                         $      787.2     $      811.7
Unearned insurance and reinsurance premiums                                               87.3            153.1
Short-term debt                                                                              -             51.5
Long-term debt                                                                           136.6            186.3
Deferred credit                                                                           45.4             37.1
Accounts payable and other liabilities                                                   224.8            221.5
                                                                                  -------------    -------------
       Total liabilities                                                               1,281.3          1,461.2
                                                                                  -------------    -------------

SHAREHOLDERS' EQUITY

Common stock at $1 par value per share - authorized 50,000,000 and
   125,000,000 shares; issued 15,000,000 and 30,863,547 shares                            15.0             30.9
Common paid-in capital                                                                   174.3            354.2
Retained earnings                                                                        730.7          1,063.2
Common stock in treasury at cost - 9,017,709 shares and 25,034,939 shares               (324.0)          (871.0)
Accumulated other comprehensive income, after tax                                         27.7            125.2
                                                                                  -------------    -------------

       Total shareholders' equity                                                        623.7            702.5
                                                                                  -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    1,905.0     $    2,163.7
                                                                                  =============    =============


           See Notes to Condensed Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                Three Months Ended        Nine Months Ended
                                                                                   September 30,            September 30,
                                                                            -----------------------------------------------------
                                                                                1999          1998        1999          1998
                                                                            -----------  -----------  -----------  -----------
REVENUES:
  Earned insurance and reinsurance premiums                                 $     60.6   $     69.4   $    226.9   $    148.1
  Gain on sale of Valley Group                                                       -            -         88.1            -
  Net realized investment gains                                                   20.3         61.6         47.1         63.7
  Net investment income                                                           15.9         11.9         45.1         20.2
  Earnings from unconsolidated insurance affiliates                                7.3          4.9         16.3         20.1
  Amortization of deferred credit                                                  2.1           .9          5.8           .9
  Other insurance operations revenue                                                .3          2.6          3.6          6.8
                                                                            -----------  -----------  -----------  -----------
     Total revenues                                                              106.5        151.3        432.9        259.8
                                                                            -----------  -----------  -----------  -----------
EXPENSES:
  Insurance losses and loss adjustment expenses                                   47.7         48.0        170.7        102.6
  Insurance and reinsurance policy acquisition expenses                           17.1         14.5         56.6         27.5
  Compensation and benefits                                                       12.5          6.0         37.6         32.8
  General expenses                                                                 3.3          4.5         12.5         11.0
  Interest expense                                                                 2.8          3.6         11.0          9.4
                                                                            -----------  -----------  -----------  -----------
     Total expenses                                                               83.4         76.6        288.4        183.3
                                                                            -----------  -----------  -----------  -----------

PRETAX EARNINGS                                                                   23.1         74.7        144.5         76.5

  Income tax provision                                                             9.0         26.1         55.8         28.1
                                                                            -----------  -----------  -----------  -----------

NET INCOME FROM CONTINUING OPERATIONS                                             14.1         48.6         88.7         48.4

  Gain from sale of discontinued mortgage banking operations, after tax              -            -         14.9            -
  Net income from discontinued mortgage banking operations                           -          5.6          1.0         21.3
                                                                            -----------  -----------  -----------  -----------

NET INCOME                                                                        14.1         54.2        104.6         69.7
                                                                            ===========  ===========  ===========  ===========

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS, AFTER TAX:

  Net unrealized (losses) gains for investments held during the period           (39.6)       (32.9)       (67.6)         6.0
  Net unrealized gains (losses) on foreign currency translation                      -          (.2)          .7          (.2)
  Recognition of net unrealized gains for investments sold during the period     (13.2)       (40.0)       (30.6)       (41.4)
                                                                            -----------  -----------  -----------  -----------

     Other comprehensive loss items, after tax                                   (52.8)       (73.1)       (97.5)       (35.6)
                                                                            -----------  -----------  -----------  -----------

COMPREHENSIVE NET INCOME (LOSS)                                             $    (38.7)  $    (18.9)  $      7.1   $     34.1
                                                                            ===========  ===========  ===========  ===========

BASIC EARNINGS PER COMMON SHARE:
   Net income                                                               $     2.72   $     9.28   $    19.02   $    11.86
   Comprehensive net income (loss)                                               (7.51)       (3.22)        1.29         5.81

DILUTED EARNINGS PER COMMON SHARE:
   Net income                                                               $     2.43   $     8.31   $    17.01   $    10.61
   Comprehensive net income (loss)                                               (6.81)       (2.90)        1.11         5.18

               See Notes to Condensed Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                     ---------------------------------
                                                                                           1999             P1998
                                                                                     ---------------    --------------
CONTINUING OPERATIONS - OPERATING CASH FLOWS:
Net income                                                                           $         88.7     $        48.4
Charges (credits) to reconcile net income to cash flows from operations:
   Gain from sale of discontinued mortgage banking operations, after tax                      (14.9)                -
   Net income from discontinued operations                                                     (1.0)             21.3
   Gain from sale of Valley Group                                                             (88.1)                -
   Undistributed earnings from unconsolidated insurance affiliates                            (15.0)            (17.1)
   Net realized investment gains                                                              (47.1)            (63.7)
   Amortization of deferred credit                                                             (5.8)              (.9)
   Decrease in reinsurance recoverable                                                          6.0               1.5
   Decrease (increase) in insurance and reinsurance premiums receivable                        24.0              (3.5)
   (Decrease) increase in insurance loss and loss adjustment expense reserves                 (69.8)              7.2
   Net change in current and deferred income taxes receivable and payable                      57.0              18.9
   Net change in other assets                                                                   1.0              22.9
   Other, net                                                                                   4.1             (11.5)
                                                                                     ---------------    --------------

NET CASH FLOWS (USED FOR) PROVIDED FROM OPERATING ACTIVITIES                                  (60.9)             23.5
                                                                                     ---------------    --------------

CONTINUING OPERATIONS - INVESTING CASH FLOWS:
   Net (increase) decrease in short-term investments, net of balances acquired and sold      (150.2)              8.5
   Sales of common equity securities and other investments                                    140.8             111.9
   Sales and maturities of fixed maturity investments                                         250.3              46.1
   Purchases of common equity securities and other investments                                (33.6)            (21.9)
   Purchases of fixed maturity investments                                                    (41.4)            (50.4)
   Investments in unconsolidated insurance affiliates                                         (65.7)            (70.3)
   Purchase of consolidated reinsurance affiliates, net of cash acquired                      (66.4)           (169.0)
   Proceeds from sale of Valley Group, net of cash balances sold                              121.8                 -
   Net purchases of fixed assets                                                               (1.0)             (1.1)
                                                                                     ---------------    --------------

NET CASH FLOWS PROVIDED FROM (USED FOR) INVESTING ACTIVITIES                                  154.6            (146.2)
                                                                                     ---------------    --------------

CONTINUING OPERATIONS - FINANCING CASH FLOWS:
   Net repayments of short-term debt                                                          (51.5)              (.3)
   Issuances of long-term debt                                                                    -              50.0
   Repayments of long-term debt                                                               (70.6)             (1.1)
   Purchases of common stock retired or placed in treasury                                   (122.5)            (18.9)
   Proceeds from warrant exercise                                                              21.7                 -
   Cash dividends paid to common shareholders                                                  (6.4)             (4.2)
                                                                                     ---------------    --------------

NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                       (229.3)             25.5
                                                                                     ---------------    --------------

NET CASH PROVIDED FROM DISCONTINUED OPERATIONS                                                115.2             117.5
                                                                                     ---------------    --------------

NET (DECREASE) INCREASE IN CASH DURING PERIOD                                                 (20.4)             20.3

CASH BALANCES AT BEGINNING OF PERIOD                                                           22.4               7.0
                                                                                     ---------------    --------------

CASH BALANCE AT END OF PERIOD                                                        $          2.0     $        27.3
                                                                                     ===============    ===============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                                                     $        (39.5)    $       (62.1)
   Net income taxes paid                                                             $        (10.1)    $        (9.9)
   Common stock issued to employees for compensation                                 $         (3.4)    $           -


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains"). The Company's consolidated and unconsolidated insurance operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, reinsurance and financial guaranty insurance. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation, including the segregation of mortgage banking net assets and mortgage banking net income as discontinued operations which relates to a decision made by the Company during the 1999 first quarter to exit from the mortgage banking business. See Note 2.

During the past several months, White Mountains completed a significant acquisition of a reinsurance business and a significant disposition of an insurance business. These transactions have affected the comparability of the financial statement information presented herein as further described below:

On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of the common stock of Folksamerica Holding Company, Inc. ("Folksamerica"), parent company of Folksamerica Reinsurance Company, for $169.1 million (the "Folksamerica Purchase") thereby causing Folksamerica to become a consolidated subsidiary of White Mountains on that date. Prior to the Folksamerica Purchase, White Mountains owned a 50% non-consolidated interest in Folksamerica primarily through a preferred stock investment with fixed price warrants to acquire common stock. As a result of the Folkamerica Purchase, White Mountains was required to restate its investment in Folksamerica preferred stock to its original cost. Because the total cost of White Mountains' investments in Folksamerica was less than the fair value of Folksamerica's net identifiable assets at August 18, 1998, White Mountains recorded a $39.8 million deferred credit on August 18, 1998 that will be amortized to income over 5 years. The remaining unamortized deferred credit balance relating to the Folksamerica Purchase as of September 30, 1999 and December 31, 1998 was $31.7 million and $37.1 million, respectively.

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

Condensed pro forma financial information for the nine months ended September 30, 1998, which assumes the Valley Group Sale and the Folksamerica Purchase had occurred as of January 1, 1998, follows:


                                                       Nine Months Ended
                                                      September 30, 1998
Millions                                             Actual    Pro Forma
--------------------------------------------------------------------------
Total revenues                                       $ 259.8    $ 401.9
Net income from continuing operations                $  48.4    $ 112.4

Net income from continuing operations per share:

   Basic                                             $  8.24    $ 19.13
   Diluted                                           $  7.35    $ 17.13
==========================================================================


The pro forma information presented does not purport to represent what White Mountains' results of operations actually would have been had White Mountains completed the Valley Group Sale and the Folksamerica Purchase as of January 1, 1998, or to project White Mountains' results of operations for any future date or period.

On June 29, 1999 Folksamerica completed its acquisition of USF Re Insurance Co. ("USF Re"). The purchase of USF Re did not constitute a "significant business combination" by White Mountains and therefore prior year pro forma effects related to the acquisition of USF Re are not presented herein. See "Liquidity and Capital Resources".

In addition to the transactions above, on May 13, 1999 and September 2, 1999 White Mountains exercised stock options to acquire 666,667 and 1,893,940 shares of the common stock of Financial Security Assurance Holdings Ltd. ("FSA"), respectively, which also significantly affected the comparability the financial statement information presented herein. In accordance with GAAP, White Mountains accounts for its investments in FSA common stock on the equity method of accounting and accounts for its stock options and convertible securities to acquire FSA common stock at fair value. Upon the exercises of FSA options during the 1999 second and third quarters, White Mountains was required to write its investments in the FSA options exercised to their original cost in order to transition the investment from fair value accounting to equity accounting. In connection with this accounting transition, White Mountains reduced its after tax net unrealized gains at the time of exercise by $39.3 million and recorded a deferred credit of $14.2 million that will be amortized to income over a five-year period. The difference between fair value and equity value ($25.1 million at the time of exercise) may not be recognized by White Mountains until such time as equity accounting is no longer appropriate for its investment in FSA shares.


Note 2.  Discontinued Mortgage Banking Operations

On May 1, 1999, White Mountains concluded its sale (the "Mortgage Banking Sale") of substantially all the mortgage banking assets of its subsidiary White Mountains Services Corporation ("WMSC" - formerly Source One Mortgage Services Corporation) to Citibank Mortgage, Inc. ("Citibank") and has received net proceeds totalling $180.6 million (which is net of WMSC's public indebtedness assumed by Citibank and WMSC's credit agreement borrowings which were required to be repaid at closing). Mortgage banking assets and liabilities that were not part of the Citibank sale principally include WMSC's investments in financial instruments (which were liquidated during the 1999 first quarter), pool loan purchases (which were substantially liquidated during the 1999 first half) and $44.0 million of preferred stock outstanding (which was redeemed on June 3, 1999). White Mountains recorded an estimated $14.9 million after tax gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during the 1999 second quarter. As a result of the Company's decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

Summary condensed financial results of discontinued mortgage banking operations follow:

 CONDENSED STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING OPERATIONS


                                                                   September 30,      December 31,
Millions                                                                1999              1998
----------------------------------------------------------------------------------------------------
Assets:
     Cash and investments                                                 $  19.4          $    19.4
     Capitalized mortgage servicing rights                                      -              169.7
     Mortgage loans held for sale                                               -              676.3
     Other mortgage origination and servicing assets                         31.1              271.9
     Other assets                                                            11.8               90.1
                                                                   ---------------------------------

     Total assets of discontinued mortgage banking assets                 $  62.3          $ 1,227.4
                                                                   ---------------------------------

Liabilities and Minority Interest:
     Short-term debt                                                      $     -          $   697.0
     Long-term debt                                                             -              173.4
     Accounts payable and other liabilities                                  43.3              202.6
     Minority interest - preferred stock                                        -               44.0
                                                                   ---------------------------------

     Total liabilities and minority interest                              $  43.3          $ 1,117.0
                                                                   ---------------------------------

     Net assets of discontinued mortgage banking operations               $  19.0          $   110.4
====================================================================================================



  CONDENSED STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING OPERATIONS


                                                                 Three Months              Nine Months
                                                                ended Sept. 30,          ended Sept. 30,
                                                              ------------------       -------------------
Millions                                                         1999       1998          1999        1998
----------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income                                     $    -     $ 20.2        $ 27.9     $  59.0
     Net gain on sales of mortgages                                 -       21.7          25.4        63.9
     Net mortgage servicing revenue                                 -       12.4          10.9        29.6
     Other mortgage operations revenue                              -        9.6          12.0        34.4
                                                              ------------------       -------------------

     Total revenues                                                 -       63.9          76.2       186.9
                                                              ------------------       -------------------

Expenses:
     Compensation and benefits                                      -       20.1          28.5        56.3
     Interest expense                                               -       17.8          24.5        51.3
     General expenses                                               -       15.5          19.3        41.0
                                                              ------------------       -------------------

     Total expenses                                                 -       53.4          72.3       148.6
                                                              ------------------       -------------------

     Pretax earnings                                                -       10.5           3.9        38.3
     Income tax provision                                           -        4.0           1.7        14.2
                                                              ------------------       -------------------

     Net income before minority interest                            -        6.5           2.2        24.1
     Minority interest - preferred stock dividends                  -       (.9)         (1.2)       (2.8)
                                                              ------------------       -------------------

     Net income from discontinued mortgage banking operations  $    -     $  5.6        $  1.0     $  21.3
==========================================================================================================


Note 3.  Reinsurance and Insurance Loss and Loss Adjustment Expense Reserves

The following table summarizes White Mountains' reinsurance loss and loss adjustment expense reserve activities for the three months and nine months ended September 30, 1999:


                                                                      Three Months      Nine Months
                                                                          Ended             Ended
Millions                                                              Sept. 30, 1999    Sept. 30, 1999
-------------------------------------------------------------------------------------------------------
Gross beginning balance                                                 $   818.2          $  723.2
    Less beginning reinsurance recoverable                                 (144.2)           (129.0)
                                                                       --------------    --------------
Net loss and loss adjustment expenses                                       674.0             594.2
Loss and loss adjustment expenses acquired - USF Re                             -             106.4
Losses and loss adjustment expenses incurred relating to:
    Current period losses                                                    43.9             109.1
    Prior period losses                                                       3.3               8.3
Loss and loss adjustment expenses paid relating to:
    Current period losses                                                    (4.9)            (11.7)
    Prior period losses                                                     (74.2)           (164.2)
                                                                       --------------    --------------
Net ending balance                                                          642.1             642.1
    Plus ending reinsurance recoverable                                     138.8             138.8
                                                                       --------------    --------------
Gross ending balance                                                    $   780.9          $  780.9
=======================================================================================================


Incurred losses totalling $3.3 million and $8.3 million for the three months and nine months ended September 30, 1999, respectively, related to prior accident years are primarily attributable to reserve additions relating to asbestos, environmental liability and breast implant exposures.

The following table summarizes White Mountains' insurance loss and loss adjustment expense reserve activities for the three months and nine months ended September 30, 1999 and 1998:


                                                                          Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
                                                                       -------------------  --------------------
Millions                                                                  1999        1998      1999        1998
----------------------------------------------------------------------------------------------------------------
Beginning balance                                                        $ 4.8      $ 77.6    $ 88.5      $ 71.9
Losses and loss adjustment expenses incurred (net of ceded reinsurance)     .5        26.2      53.3        80.8
Loss and loss adjustment expenses paid and other (net of reinsurance)      1.0       (24.6)    (47.7)      (73.5)
Loss and loss adjustment expenses sold - Valley Group                        -           -     (87.8)          -
                                                                       -------------------  --------------------
Ending balance                                                           $ 6.3      $ 79.2     $ 6.3      $ 79.2
================================================================================================================


Loss and loss adjustment expenses incurred during the periods presented did not include significant reserve strengthening for losses and loss adjustment expenses relating to prior years. Ending loss and loss adjustment reserves of $6.3 million at September 30, 1999 relate to Waterford Insurance Company ("Waterford", formerly Valley National Insurance Company), a property and casualty insurance company retained by White Mountains which is licensed to write property and casualty insurance in 48 states.

Note 4.  Earnings Per Share

The following table outlines the Company's computation of earnings per share for the three and nine months ended September 30, 1999 and 1998:


                                                                           Three Months         Nine Months
                                                                         Ended Sept. 30,      Ended Sept. 30,
                                                                        ------------------   ------------------
                                                                            1999      1998       1999      1998
---------------------------------------------------------------------------------------------------------------
Basic earnings per common share numerators (in millions):
Net income                                                               $  14.1  $   54.2    $ 104.6   $  69.7
                                                                        ==================   ==================
Comprehensive net income (loss)                                          $ (38.7) $  (18.9)   $   7.1   $  34.1
------------------------------------------------------------------------==================---==================

Diluted earnings per common share numerators (in millions):
Net income                                                               $  14.1  $   54.2    $ 104.6   $  69.7
   Dilution to earnings from unconsolidated insurance affiliates             (.1)      (.1)       (.3)      (.3)
                                                                        ------------------   ------------------
Diluted net income                                                       $  14.0  $   54.1    $ 104.3   $  69.4
                                                                        ==================   ==================
Diluted comprehensive net income (loss)                                  $ (38.8)  $ (19.0)   $   6.8   $  33.8
------------------------------------------------------------------------==================---==================

Earnings per common share denominators (in thousands):
Basic earnings per share numerator (average common shares outstanding)     5,156     5,842      5,496     5,877
   Dilutive stock options and warrants to acquire common stock (a)           553       669        630       669
                                                                        ------------------   ------------------
Diluted earnings per share denominator                                     5,709     6,511      6,126     6,546
------------------------------------------------------------------------==================---==================

Basic earnings per common share (in dollars):
Net income                                                               $  2.72  $   9.28    $ 19.02   $ 11.86
                                                                        ==================   ==================
Comprehensive net income (loss)                                          $ (7.51) $ (3.22)    $  1.29   $  5.81
------------------------------------------------------------------------==================---==================

Diluted earnings per common share & assumed conversions (in dollars):
Net income                                                               $  2.43  $   8.31    $ 17.01   $ 10.61
                                                                        ==================   ==================
Comprehensive net income (loss)                                          $ (6.81) $ (2.90)    $  1.11   $  5.18
===============================================================================================================


(a) Includes the net dilutive effects for each period presented of weighted average warrants outstanding to acquire 1,000,000 shares of the Company's common stock at $21.66 per share and weighted average stock options outstanding to acquire 2,000 shares of the Company's common stock at $24.82 per share.

Note 5.  Accounting Standards Recently Adopted and Issued

In March 1998 the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1, which occurred as of January 1, 1999, did not have a material impact on White Mountains' financial position or results of operations.

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

In October 1998 the AICPA issued SOP 98-7 entitled "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. White Mountains is currently evaluating the impact of the adoption of SOP 98-7 and the potential effects on its financial position and results of operations.

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


                                                                  Property and Investments in
                                                                      Casualty Unconsolidated    Holding
Millions                                               Reinsurance   Insurance     Affiliates    Company      Total
-------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------
Revenues from external customers                            $159.5     $  70.6         $    -   $      -     $230.1
Gain from sale of Valley Group                                   -           -              -       88.1       88.1
Net realized investment gains                                 11.0        10.0              -       26.1       47.1
Net investment income                                         35.3         3.3            2.6        3.9       45.1
Earnings from unconsolidated insurance affiliates                -           -           16.3          -       16.3
Amortization of deferred credit                                5.3           -             .5          -        5.8
Other revenue                                                    -           -              -         .4         .4
                                                      -------------------------------------------------------------
Total revenues                                              $211.1     $  83.9          $19.4      $118.5    $432.9
                                                      =============================================================
Pretax earnings                                            $  29.3    $    5.7          $19.4    $  90.1     $144.5
                                                      =============================================================
Net income from continuing operations                      $  21.8    $    3.7          $13.1    $  50.1    $  88.7
===================================================================================================================
Nine Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                          $   28.9      $125.8         $    -    $      -    $154.7
Net realized investment gains                                    -         3.3              -       60.4       63.7
Net investment income                                          6.3         6.1            2.9        4.9       20.2
Earnings from unconsolidated insurance affiliates                -           -           20.1          -       20.1
Amortization of deferred credit                                 .9           -              -          -         .9
Other revenue                                                    -           -              -         .2         .2
                                                      -------------------------------------------------------------
Total revenues                                           $    36.1      $135.2          $23.0      $  65.5   $259.8
                                                      =============================================================
Pretax earnings                                          $     3.4    $    8.2          $23.0    $  41.9    $  76.5
                                                      =============================================================
Net income from continuing operations                    $     2.9    $    5.4          $16.7    $  23.4    $  48.4
===================================================================================================================



                                                                  Property and Investments in
                                                                      Casualty Unconsolidated    Holding
Millions                                               Reinsurance   Insurance     Affiliates    Company      Total
-------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------
Revenues from external customers                             $60.2      $   .6          $   -    $     -    $  60.8
Net realized investment gains                                  6.7          .3              -       13.3       20.3
Net investment income                                         12.5          .1             .7        2.6       15.9
Earnings from unconsolidated insurance affiliates                -           -            7.3          -        7.3
Amortization of deferred credit                                1.7           -             .4          -        2.1
Other revenue                                                    -           -              -         .1         .1
                                                      -------------------------------------------------------------
Total revenues                                               $81.1       $ 1.0           $8.4      $16.0     $106.5
                                                      =============================================================
Pretax earnings                                              $11.5      $   .5           $8.4     $  2.7    $  23.1
                                                      =============================================================
Net income from continuing operations                       $  8.0      $   .2           $5.2    $    .7    $  14.1
===================================================================================================================
Three Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                             $28.9       $42.9          $   -    $     -    $  71.8
Net realized investment gains                                    -          .9              -       60.7       61.6
Net investment income                                          6.3         2.0            1.0        2.6       11.9
Earnings from unconsolidated insurance affiliates                -           -            4.9          -        4.9
Amortization of deferred credit                                 .9           -              -          -         .9
Other revenue                                                    -           -              -         .2         .2
                                                      -------------------------------------------------------------
Total revenues                                               $36.1       $45.8           $5.9      $63.5     $151.3
                                                      =============================================================
Pretax earnings                                              $ 3.4      $  3.8           $5.9      $61.6    $  74.7
                                                      =============================================================
Net income from continuing operations                        $ 2.9      $  2.7           $8.4      $34.6    $  48.6
===================================================================================================================

Millions                                              Property anInvestments in Net Assets of
                                                         CasualtyUnconsolidated  Discontinued    Holding
Ending assets                              Reinsurance  Insurance   Affiliates      Operation    Company      Total
-------------------------------------------------------------------------------------------------------------------
September 30, 1999                            $1,301.4      $27.6       $365.2          $19.0     $191.8   $1,905.0
December 31, 1998                              1,220.5      311.5        404.1          110.4      117.2    2,163.7
===================================================================================================================



Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

White Mountains reported net income of $104.6 million or $17.01 per diluted common share for the nine months ended September 30, 1999, compared to net income of $69.7 million or $10.61 per diluted common share for the comparable 1998 period. Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains and losses), was $7.1 million or $1.11 per diluted common share for the nine months ended September 30, 1999, compared to $34.1 million or $5.18 per dilutive common share for the comparable 1998 period.

Net income for the 1999 third quarter was $14.1 million or $2.43 per diluted common share, compared to net income of $54.2 million or $8.31 per diluted common share for the 1998 comparable period. Comprehensive net loss for the 1999 third quarter was $38.7 million or $6.81 per diluted common share, compared to a comprehensive net loss of $18.9 million or $2.90 per dilutive common share for the 1998 third quarter.

White Mountains ended the 1999 third quarter with a book value per share of $104.25 ($111.83 including $7.58 per share of after tax unamortized deferred credit) versus a 1998 ending book value per share of $109.68 ($115.11 including $5.43 per share of after tax unamortized deferred credit).


    SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

During the past several months, White Mountains has completed several significant transactions that affect the comparability of the financial information contained herein. These transactions include: (i) the consolidation of Folksamerica Purchase on August 18, 1998; (ii) the Mortgage Banking Sale on May 1, 1999; (iii) the Valley Group Sale on June 17, 1999; (iv) the acquisition of USF Re by Folksamerica on June 29, 1999; (v) two stock option exercises resulting in the acquisition of an additional 2,560,607 shares of the common stock of FSA; (vi) significant repurchases of shares of the Company's common stock; and (vii) the September 15, 1999 exercise of warrants resulting in the issuance of 1,000,000 common shares to the Company's Chairman. Each of these transactions are further described herein.

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

Consolidated Reinsurance Operations. Folksamerica's reinsurance operations provided $21.8 million to net income for the 1999 year-to-date period versus net income of $7.4 million for the 1998 comparable period, which includes $4.5 million in net income though August 18, 1999 during which Folksamerica was an unconsolidated affiliate and $2.9 million of net income as a wholly-owned subsidiary. A summary of White Mountains' consolidated reinsurance operating results follows:


                                                    Three Months           Nine Months
                                                   Ended Sept. 30,       Ended Sept. 30,
                                               -------------------------------------------
Dollars in millions                                   1999      1998      1999        1998
------------------------------------------------------------------------------------------
Folksamerica:
    Net written premiums                        $     56.0  $   49.6  $  152.4   $   163.7
    Earned premiums                             $     60.2  $   58.1  $  159.5   $   181.9

    Loss and loss adjustment expense                 78.1%     74.5%     73.6%       71.4%
    Underwriting expense                             35.9%     36.5%     35.3%       35.5%
                                               -------------------------------------------
            Combined ratio                          114.0%    111.0%    108.9%      106.9%
==========================================================================================


For the first nine months of 1999 Folksamerica's combined ratio was 108.9% versus a combined ratio of 106.9% for the comparable 1998 period. During the 1999 third quarter, Folksamerica's combined ratio climbed to 114.0% which included approximately $3.0 million of pretax property catastrophe losses (relating primarily to the earthquake in Turkey and Hurricane Floyd). In addition to such losses, Folksamerica's 1999 combined ratio is slightly higher than anticipated due to lower premium volumes resulting from lower than expected production on a number of domestic treaties, the effects of non-renewals in its property portfolio, slower than anticipated growth in its Latin America business and a less favorable pricing environment.

Folksamerica's 1999 year-to-date net written premiums totalled $152.4 million versus $163.7 million during 1998. Folksamerica's premiums have decreased primarily due to the fiercely competitive market conditions that exist in today's reinsurance market as Folksamerica's strategy in such an environment is to grow its business through well executed acquisitions rather than chasing market share at unattractive prices. Consistent with this strategy, Folksamerica acquired USF Re on June 29, 1999. See "Liquidity and Capital Resources".

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

The Company recorded net income from Valley Group for the 1999 period through the date of sale of $3.6 million which primarily represented realized investment gains (see "Investment Operations"). For the nine months ended September 30, 1998, Valley Group contributed $5.4 million to net income.

UNCONSOLIDATED INSURANCE OPERATIONS. FSA and the Company's related investment in MediaOne preferred stock (which was redeemed on September 2, 1999) contributed $9.9 million to net income during the first nine months of 1999 versus $9.4 million for the comparable 1998 period. FSA produced $389.9 million of present value premiums during the 1999 year-to-date period, compared with $247.9 million in the comparable 1998 period, an increase of 57.3%. During the 1999 year-to-date period, FSA's adjusted book value per share (FSA's book value plus the after tax present value of all deferred premium income, less deferred expenses) increased from $47.62 at year-end 1998 to $51.69 per share at September 30, 1999.

MSA contributed $3.3 million to net income during the 1999 year-to-date period versus $2.8 million for the comparable 1998 period. MSA's 1999 year-to-date combined ratio of 103.8% (versus 102.7% for the comparable 1998 period) falls short of management's long-term objective. After a respectable 2Q99 combined ratio of 99.9%, Hurricane Floyd brought approximately $3.0 million in losses to MSA in 3Q99 resulting in a combined ratio of 105.0%.

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

Net mortgage banking assets of $19.0 million at September 30, 1999 consisted primarily of $19.4 million of cash and investments, $42.9 million of remaining mortgage banking and other assets partially offset by estimated future liabilities associated with the run-off of existing mortgage banking assets and other long-term liabilities.

The Citibank transaction represented a decision by the Company to exit from the mortgage banking business. As a result, all current and prior mortgage banking activities are presented as discontinued mortgage banking operations herein. Through May 1, 1999, WMSC's mortgage banking activities contributed $1.0 million to net income. During the 1998 year-to-date period WMSC's mortgage banking activities contributed $21.3 million to net income.

                              INVESTMENT OPERATIONS

Net investment income totalled $45.1 million for the nine months ended September 30, 1999 compared to $20.2 million for the comparable 1998 period. White Mountains' investment income is comprised primarily of interest income associated with the fixed maturity investments and dividend income from its equity investments. The significant increase in net investment income during the 1999 year-to-date period is primarily the result of the inclusion of Folksamerica's sizable fixed income portfolio to the Company's consolidated results during the 1999 period.

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


                                                                            Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
Millions                                                                     1999        1998      1999        1998
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                           $    20.3   $    61.6  $   47.1   $    63.7
Net unrealized losses from investment securities                            (28.6)      (66.7)    (59.6)      (57.2)
Net unrealized (losses) gains from investments in unconsolidated affiliates  (8.1)      (45.7)    (31.0)        2.5
Transition adjustment for FSA stock options exercised                       (44.5)          -     (60.5)          -
                                                                       --------------------------------------------

Total net investment (losses) gains on investments during the period    $   (60.9)  $   (50.8) $ (104.0)  $     9.0
===================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on the income statement are as follows:


                                                                            Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
Millions                                                                     1999        1998      1999        1998
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                           $    20.3   $    61.6  $   47.1   $    63.7
  Income tax expense applicable to such gains                                (7.1)      (21.6)    (16.5)      (22.3)
                                                                       --------------------------------------------
Net realized investment gains for investments sold, after tax           $    13.2   $    40.0  $   30.6   $    41.4
                                                                       ============================================

Net unrealized investment (losses) gains for investments held           $   (60.9)  $   (50.8) $ (104.0)  $     9.0
  Income tax benefit (expense) applicable to such gains and losses           21.3        17.9      36.4        (3.0)
                                                                       --------------------------------------------
Net unrealized investment (losses) gains for investments held, after tax    (39.6)      (32.9)    (67.6)        6.0
  Recognition of net unrealized gains for investments sold, after tax       (13.2)      (40.0)    (30.6)      (41.4)
                                                                       --------------------------------------------
Change in net unrealized investment gains, after tax                    $   (52.8)  $   (72.9) $  (98.2)  $   (35.4)
===================================================================================================================


Net realized investment gains of $47.1 million for the first nine months of 1999 resulted principally from pretax gains from the sales of all or a portion of the Company's investments in San Juan Basin Royalty Trust ($19.3 million), Travelers Property Casualty Corp. ($4.8 million) and various common equities and other investments in Folksamerica's operating portfolio ($11.9 million). In addition, pretax realized gains on sales of equity securities and fixed maturity investments of $9.4 million were recorded in anticipation of or in connection with the sale of Valley Group. Realized investment gains of $63.7 million for the first nine months of 1998 resulted principally from the sale of all its holdings (1,014,250 common shares) of White River Corporation which occurred in 3Q98.

The $67.6 million decrease in after tax net unrealized investment gains for investments held during the first nine months of 1999 reflects: (i) after tax unrealized losses of $21.5 million in the value of Folksamerica's sizeable fixed maturity portfolio due to an increase in market interest rates during the period; (ii) a $39.3 million after tax reduction in unrealized gains associated with the Company's May 13, 1999 and September 2, 1999 exercises of options to acquire 666,667 and 1,893,940 shares of the common stock of FSA, respectively (as further described below). The $6.0 million increase in after tax net unrealized investment gains for investments held during the comparable 1998 period primarily reflects an increase in the market value of its FSA options and convertible securities during that period.


                                    EXPENSES

Insurance losses and loss adjustment expenses totalled $170.7 million for the 1999 year-to-date period versus $102.6 million for the comparable 1998 period. Insurance and reinsurance acquisition expenses totalled $56.6 million for the 1999 nine month period versus $27.5 million for the comparable 1998 period. The increases in these insurance expenses during the 1999 period are primarily attributable to the inclusion of Folksamerica in the Company's consolidated results for that period.

Compensation and benefits expenses totalled $37.6 million for the 1999 year-to-date period versus $32.8 million for the comparable 1998 period. General expenses totalled $12.5 million for the 1999 year-to-date period versus $11.0 million for the comparable 1998 period. The increases in these operating expenses during the 1999 period are primarily attributable to a $6.0 million payment to the Chairman's in connection with his October 15, 1999 warrant exercise (see "Liquidity and Capital Resources") and the inclusion of Folksamerica in the Company's consolidated results for that period.

Interest expense totalled $11.0 million for the first nine months of 1999 versus $9.4 million for the comparable 1998 period The increase in interest expense is primarily attributable to higher average indebtedness levels during the 1999 period due to indebtedness outstanding at Folksamerica.


                                WARRANT EXERCISE

At the Company's request, on September 15, 1999, the Company's Chairman exercised all his remaining warrants and purchased 1,000,000 shares of the Company's common stock at a strike price of $21.66 per share. In connection with the warrant exercise, the Company paid $6.0 million to the Chairman to compensate him for the estimated interest cost of borrowing the strike price and the amounts to pay his income taxes on the exercise during the period from the date of exercise to the date the warrants were scheduled to expire (January 2, 2002).

The amount of taxable income realized by the Chairman in connection with the warrant exercise, including the $6.0 million payment, was $102.5 million. This amount is fully taxable to the Chairman and is fully tax deductible by the Company in 1999.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 1999 Folksamerica acquired USF Re from The Centris Group Inc. for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which may be reduced by adverse loss development at USF Re post acquisition) with the balance paid in cash. Folksamerica did not record a significant amount of goodwill in connection with its acquisition of USF Re.

In connection with the sale of Valley Group, White Mountains repaid $15.0 million of Valley's long-term indebtedness on June 17, 1999.

During the 1999 second quarter, White Mountains repaid $85.0 million of its subsidiary indebtedness with proceeds received from the sale of mortgage banking assets and Valley Group. As of September 30, 1999, White Mountains retained the ability to borrow up to $100.0 million under this revolving facility.

During the 1999 year-to-date period the Company repurchased 871,845 shares of its common stock from third parties in a series of public and private transactions for a total of $122.1 million in cash. Also during the 1999 year-to-date period the Company issued from its treasury a total of 1,025,528 common shares to its Chairman and its key employees in satisfaction of the Chairman's warrant exercise and certain stock-based employee benefit plan obligations.

On September 2, 1999, White Mountains redeemed its investment in MediaOne preferred stock for $50.3 million including accrued and unpaid dividends. The redemption also required the Company to exercise its stock options with MediaOne to acquire 1,893,940 FSA common shares at $26.40 per share on that date.

On October 15, 1999, the Company concluded its previously announced acquisition of Consolidated International Group, Inc. ("CIG"), a Delaware based insurance holding company for $86.7 million in cash. CIG's principal operating subsidiaries are Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), and British Insurance Company of Cayman ("BICC"). PIC, located in Salisbury, Maryland, writes small commercial and personal lines through independent agents in the mid-Atlantic. ACIC and BICC are in runoff.

In connection with the proposal approved by shareholders at the Company's Special Meeting of Shareholders held on October 22, 1999, the Company completed its redomestication to Bermuda on October 25, 1999. In changing its domicile from Delaware to Bermuda, White Mountains Insurance Group, Inc. changed its name to White Mountains Insurance Group, Ltd. In preparation for the redomestication, the Company paid-out $100.4 million in certain compensation benefits to its current and former employees and directors on October 22, 1999 at an incremental after tax cost of $12.5 million. In connection with the compensation payments, the Company paid cash of $86.1 million (primarily to its former employees) and issued 109,967 shares (primarily to its current employees, directors and advisors). A significant portion of the compensation paid on October 22, 1999 represented the acceleration of expenses that would have ordinarily been incurred in future periods which resulted in increased tax deductible expenses in 1999.

As of the redomestication date of October 25, 1999, the Company will be treated (for income tax purposes only) as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, will be recognized. The Company estimates that it has incurred a tax liability upon redomestication of approximately $2.0 million, however, the final amount of such tax will not be available until 4Q99.

On November 2, 1999, the Company and FSA entered into an agreement whereby the Company will purchase an additional 922,509 shares of the common stock of FSA at a price of $54.20 per share, subject to Federal regulatory approval. The transaction is part of a private offering by FSA pursuant to which it will sell a total of $140.0 million of its common stock to the Company, XL Capital, Ltd, The Tokio Marine and Fire Insurance Co., Ltd and an FSA management group.


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

As of December 31, 1998, FSA and MSA had also substantially completed the testing phase of their Year 2000 remediation plans and are in the process of determining their third party exposures in a similar manner to that of White Mountains. White Mountains' nominees to the Boards of Directors of FSA and MSA have received detailed briefings concerning their respective Year 2000 plans and have determined that these plans appear to be on schedule for a timely completion and should reduce the risk of Year 2000 issues. White Mountains' portion of the total estimated costs of the Year 2000 issue for its unconsolidated insurance affiliates are not material and the majority of such expenses have already been incurred.

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

The Company is currently in the process of compiling a Year 2000 contingency plan which is designed to mitigate, to the extent possible, any adverse affects White Mountains may suffer due to any potential business interruptions caused by third party constituents with which White Mountains must interact (as further explained above).


ANNUAL MEETING PROPOSALS ENACTED

In connection with a proposal approved by shareholders at the Company's 1999 Annual Meeting held on May 27, 1999, the name of the Company was changed on June 1, 1999 from "Fund American Enterprises Holdings, Inc." to "White Mountains Insurance Group, Inc.".

Also in connection with a proposal approved by shareholders at the 1999 Annual Meeting, the Company retired 15,657,452 shares of its treasury stock in 2Q99 prior to the filing of a charter amendment to reduce its number of common shares authorized from 125.0 million shares to 15.0 million. The retirement of treasury shares resulted in a significant reclassification of several of the Company's various shareholders' equity accounts but did not affect total shareholders' equity.


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

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

           Pursuant to a Proxy Statement filed with the Commission on September 23, 1999 calling for a Special Meeting of Shareholders (the "Special Meeting") on October 22, 1999, shareholders approved a proposal calling for a change in its domicile from Delaware to Bermuda (as fully described in the Proxy Statement, the "Proposal"). As of September 24, 1999, the "Record Date" for the Special Meeting, a total of 5,982,291 shares were eligible to vote. At the Special Meeting, 3,839,754 votes were cast in favor of the Proposal, 692,714 votes were cast against and 16,743 votes abstained.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*
                  27 - Financial Data Schedule for the nine-month period ended
                       September 30, 1999**

           (b)    Reports on Form 8-K

                  During the 1999 third quarter the Company filed the following Current Reports on Form 8-K:

                  - Form 8-K dated July 7, 1999 which reported the acquisition of USF Re by Folksamerica on June 29, 1999.

                  - Form 8-K dated September 22, 1999 which incorporated by reference (into the Company's Form 10-K for the year ended December 31, 1998) the amended and restated consolidated financial statements of FSA for the year ended December 31, 1998 and the related report of independent accountants.

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



                                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                      (Registrant)




Date: November 12, 1999               By:            /s/
                                         ---------------------------------------
                                      Michael S. Paquette
                                      Senior Vice President and Controller