Form 10-K
period 1999-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2000-03-28
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $1.00                     New York Stock Exchange
       per share

           Securities registered pursuant to section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 24, 2000, was $796,743,057.

    As of March 24, 2000, 5,904,534 shares of Common Stock, par value of $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 24, 2000 (Part III)

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    Business.......................................................................................    1

           a.   General...................................................................................    1

           b.   Reinsurance and Insurance Operations......................................................    1

           c.   Discontinued Mortgage Banking Operations..................................................   10

           d.   Investing Operations......................................................................   11

           e.   Regulation................................................................................   11

           f.   Employees.................................................................................   11

           g.   Forward-Looking Statements................................................................   11

ITEM 2.    Properties.....................................................................................   12

ITEM 3.    Legal Proceedings..............................................................................   12

ITEM 4.    Submission of Matters to a Vote of Security Holders............................................   12


                                     PART II

ITEM 5.    Market for the Company's Common Equity and  Related Stockholder Matters........................   13

ITEM 6.    Selected Financial Data........................................................................   14

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........   15

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................   27

ITEM 8.    Financial Statements and Supplementary Data....................................................   27

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   28


                                    PART III

ITEM 10.   Directors and Executive Officers...............................................................   28

ITEM 11.   Executive Compensation.........................................................................   29

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................................   29

ITEM 13.   Certain Relationships and Related Transactions.................................................   29


                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   29

PART I

ITEM 1.  BUSINESS

GENERAL

     White Mountains Insurance Group, Ltd. (the "Company") was originally formed as a Delaware corporation in 1980 and became a Bermuda corporation during 1999. Within this report, the consolidated organization is referred to as "White Mountains". White Mountains' principal operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance, property and casualty reinsurance and financial guaranty insurance. The Company's headquarters is located at Crawford House, 23 Church Street, Hamilton, Bermuda and its principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053.

     In June 1999 the Company changed its name from "Fund American Enterprises Holdings, Inc." to "White Mountains Insurance Group, Inc."

     On October 25, 1999, the Company completed a corporate reorganization whereby it changed its domicile from Delaware to Bermuda (the "Redomestication"). The Redomestication was primarily undertaken to improve the Company's ability to compete in international markets by creating a corporate structure which is more favorable for the formation and growth of internationally-based insurance and reinsurance operations and which has an enhanced ability to pursue business combinations with non-United States entities. In connection with the Redomestication, the Company's name was further changed to "White Mountains Insurance Group, Ltd." to comply with Bermuda law.


REINSURANCE AND INSURANCE OPERATIONS


REINSURANCE OPERATIONS


FOLKSAMERICA HOLDING COMPANY, INC. ("FOLKSAMERICA")

     Folksamerica, through its wholly-owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line broker-market reinsurer which provides reinsurance to insurers of property and casualty risks in the United States, Canada, Latin America and the Carribean. Folksamerica is rated "A" (Excellent) by A.M. Best Company. During 1999, 1998 and 1997, Folksamerica had net written premiums of $201.7 million, $212.6 million and $232.4 million, respectively. At December 31, 1999 and 1998, Folksamerica had total assets of $1.3 billion and $1.2 billion, respectively, and shareholder's equity of $249.4 million and $302.0 million, respectively.

     In June 1996 White Mountains purchased a 50.0% economic interest in Folksamerica for $79.9 million from a group of European mutual insurance companies (the "European Mutuals") who continued to own the remaining 50.0% interest. White Mountains' initial investment in Folksamerica consisted of 6,920,000 shares of ten-year 6.5% voting preferred stock having a liquidation preference of $79.4 million ("Folksamerica Preferred Stock") and ten-year warrants

("Folksamerica Warrants") to purchase up to 6,920,000 shares of the common stock of Folksamerica ("Folksamerica Common Stock") for $11.47 per share. In November 1997 White Mountains and the European Mutuals each purchased an additional 1,563,907 shares of Folksamerica Common Stock for $20.8 million which maintained White Mountains 50.0% economic ownership position.

     On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of the Folksamerica Common Stock from the European Mutuals for $169.1 million which resulted in Folksamerica becoming a wholly-owned consolidated subsidiary of White Mountains as of that date. Following the August 18, 1998 transaction, Folksamerica retired the Folksamerica Preferred Stock and issued White Mountains an equivalent amount of Folksamerica Common Stock. As of December 31, 1999 and 1998, White Mountains owned all of the outstanding shares of Folksamerica Common Stock.


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

     Folksamerica writes both treaty and facultative reinsurance. Treaty reinsurance is an agreement whereby the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of a treaty. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk assumed and generally accepts the original underwriting decisions made by the ceding insurer. Facultative reinsurance is underwritten on a risk-by-risk basis whereby Folksamerica applies its own pricing to an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties. The majority of Folksamerica's premiums are derived from treaty reinsurance contracts both on an excess of loss and quota share basis, which in 1999 amounted to 28.5% and 63.9% of its total earned premiums, respectively. Folksamerica derives its business from a spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica selects transactions based solely on anticipated underwriting results of the transaction which are evaluated on a variety of factors including the quality of the reinsured, the attractiveness of the reinsured's insurance rates, policy conditions and the adequacy of the proposed reinsurance terms.

     A significant period of time normally elapses between the receipt of reinsurance premiums and the disbursement of reinsurance claims ("float"). The claims process generally begins upon the occurrence of an event causing an insured loss followed by: (i) the reporting of the loss to the ceding company; (ii) the reporting of the loss by the ceding company to Folksamerica; (iii) the ceding company's adjustment and payment of the loss; and (iv) the payment to the ceding company by Folksamerica. During this time, Folksamerica earns investment income on the float. Therefore, Folksamerica's combined ratio can generally be higher than that of White Mountains' consolidated property and casualty insurance operations and yet may still earn an equivalent or superior return on equity.


LINES OF BUSINESS AND GEOGRAPHIC LOCATION

     The following tables set forth information regarding Folksamerica's net written premiums by lines of business and geographic location:


-------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                             ------------------------------------------------------
Millions                                                      1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
   Liability .........................................      $122.6      $122.0      $123.6      $ 79.6      $ 71.9
   Property ..........................................        68.9        87.2       104.9        85.9        87.9
   Marine ............................................         3.1         3.4         3.9         6.4          --
   Other .............................................         7.1          --          --          --          --
                                                           --------------------------------------------------------
Total ................................................      $201.7      $212.6      $232.4      $171.9      $159.8
                                                           ========================================================


-------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                             ------------------------------------------------------
Millions                                                      1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
   United States .....................................      $172.2      $190.9      $208.6      $155.2      $159.8
   Canada ............................................        21.0        13.9        10.1         4.2          --
   Latin America .....................................         8.5         7.8        13.7        12.5          --
                                                            -------------------------------------------------------
Total ................................................      $201.7      $212.6      $232.4      $171.9      $159.8
                                                            =======================================================


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

     Folksamerica pays its reinsurance brokers commissions representing negotiated percentages of the premium it writes. These commissions, which generally average 5% of premium, constitute a significant portion of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the year ended December 31, 1999, Folksamerica received approximately 67% of its gross reinsurance premiums written from three major reinsurance brokers as follows: (i) Guy Carpenter and affiliates - 26%; (ii) E.W. Blanch - 21%; and (iii) AON Re, Inc. - 20%. During the year ended December 31, 1999, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company.

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


REINSURANCE INDUSTRY AND COMPETITION

     Folksamerica commenced writing business in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimum surplus. In 1991, recognizing that surplus size and critical mass would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select broker-market reinsurance and property and casualty insurance companies. Since 1991, Folksamerica has acquired several other reinsurers which has served to raise Folksamerica's surplus and contributed a number of important business relationships.

     In general, competition among primary companies has caused primary insurers to reduce their own premium writings or restructure their reinsurance programs, thereby reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, thereby enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which Folksamerica will accept. Folksamerica's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation. Management further believes that, although size and financial strength will continue to be factors in selecting reinsurance partners, product pricing has become the most telling competitive factor.


CONSOLIDATED INSURANCE OPERATIONS

     Over the past several years White Mountains has been acquiring and developing various property and casualty insurance operating interests. These interests are described below:


VALLEY GROUP, INC. ("VGI")

      In 1995 White Mountains acquired VGI of Albany, Oregon and Charter Group, Inc. ("CGI") of Richardson, Texas for $41.7 million in cash less $3.0 million of purchase price adjustments. In September 1995, White Mountains formed White Mountains Insurance Company ("WMIC") which is a New Hampshire-domiciled mid-size commercial property and casualty company. CGI and WMIC were subsequently contributed to VGI thereby making them wholly-owned subsidiaries of VGI.

     On June 17, 1999, White Mountains completed the sale of VGI to Unitrin (the "Valley Group Sale") and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Valley National Insurance Company (subsequently renamed to "Waterford Insurance Company"). In connection with the Valley Group Sale, the Company recorded a pretax gain of $88.1 million, $53.8 million after tax. As part of the Valley Group Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections for approximately four years. These protections are not expected to result in a material subsequent purchase price adjustment.

CONSOLIDATED INTERNATIONAL GROUP, INC. ("CIG")

     On October 15, 1999, White Mountains completed its acquisition of CIG, a Delaware-based insurance holding company for $86.7 million in cash. As a result of the acquisition, the Company has recorded a $62.0 million deferred credit (negative goodwill) which will be amortized over the estimated period of benefit of three years. CIG's principal operating subsidiaries are outlined below:


     PENINSULA INSURANCE COMPANY ("PIC"). PIC, which was established in 1960, is a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines, primarily private passenger auto, homeowners, commercial auto and commercial multiple peril. Most of PIC's insurance products are sold in Maryland, Delaware and Virginia. PIC is rated "A" or "excellent" by A.M. Best Company.

     In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers, brokers or through self-insurance including the use by corporations of subsidiary captive insurers. PIC markets insurance products principally through independent agents. PIC's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and small private businesses. PIC pays their independent agents commissions representing negotiated percentages of the premium they write. These commissions, which currently range from 5.0% to 20.0% of premium, depending on the line of business, constitute a significant portion of total acquisition costs and are included in underwriting expenses.

     The long-term relationships cultivated by PIC with its agents and insured customers have produced a relatively high level of renewal persistency, particularly in PIC's standard private passenger auto and commercial auto books of business. Renewal persistency can be a significant indicator of an insurance company's long-term prospects for successful underwriting. An insurance company typically incurs more marketing and underwriting costs to write new business (e.g., policies written for new customers) than it does to write "seasoned" business (e.g., policy renewals). Additionally, losses and loss adjustment expenses are typically higher and less predictable for new business than for seasoned business.

     The principal competitive factors that affect PIC are: (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) appointing and retaining high quality independent agents; (v) operating efficiencies; (vi) product differentiation and availability; and (vii) increased competition from national direct writers. No single company or group of affiliated companies dominates the insurance industry. The highly competitive environment in the property and casualty insurance market during the past several years has intensified due to increased capacity resulting from growing capital supporting the industry and robust investment returns achieved in recent years. PIC maintains a disciplined approach to pricing and underwriting of insurance risks. Application of this disciplined approach in a highly competitive environment results in a lower volume of insurance premiums than would result from a less disciplined approach, but should produce better overall financial returns from the business over long periods of time.

     Selected financial information for PIC is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
                                                                                          ---------------------------
Statutory Basis (a), in Millions                                                            1999      1998      1997
---------------------------------------------------------------------------------------------------------------------
Gross written premiums, by line of business:
     Private passenger auto .....................................................          $17.3     $20.9    $ 20.4
     Homeowners .................................................................            2.5       2.5       2.2
     Commercial auto ............................................................            2.8       2.5       2.4
     Commercial multiple peril ..................................................            1.9       2.1       2.3
     Other ......................................................................            1.4       1.9       2.2
                                                                                           --------------------------
Total gross written premiums ....................................................          $25.9     $29.9    $ 29.5
                                                                                           ==========================
Ending total admitted assets ....................................................          $62.5     $63.4    $ 57.8
Ending policyholders' surplus ...................................................           33.6      30.4      29.3
                                                                                           ==========================

(a) The term "statutory" as contained herein refers to a basis of accounting other than generally accepted accounting principles that is prescribed by the individual states that an insurance company transacts business in.

     AMERICAN CENTENNIAL INSURANCE COMPANY ("ACIC"). ACIC is a Delaware-domiciled property and casualty insurance company in run-off. ACIC was incorporated in 1970 for the purpose of underwriting primary and excess liability insurance for many large national and international chemical, manufacturing and pharmaceutical companies, as well as for the purpose of underwriting facultative and treaty reinsurance for the same types of risks. In 1983, in response to the poor profitability of these books of business and substantial difficulties in the collection of its reinsurance recoverables due principally to financial problems of its reinsurers, ACIC stopped actively writing insurance and reinsurance and is currently in run-off. Since 1983, ACIC has concentrated its run-off efforts on commuting its loss exposures with its insureds and on settling the ultimate amount of its reinsurance recoverables with its reinsurers. In 1997, ACIC entered into a retrospective excess of loss reinsurance treaty with a highly rated reinsurer whereby substantially all of its remaining loss exposure has been reinsured. At December 31, 1999 and 1998, ACIC had $51.4 million and $51.0 million of total admitted assets, respectively, and $43.2 million and $43.0 million of policyholders' surplus, respectively.

     BRITISH INSURANCE COMPANY OF CAYMAN ("BICC"). BICC is a Cayman Island-domiciled property and casualty insurance company in run-off. BICC was established in 1997 as a means to improve CIG's ability to recover reinsurance recoverables from insolvent or near insolvent international reinsurers. BICC consists principally of certain reinsurance recoverables and loss reserves assumed from ACIC and invested assets. At December 31, 1999 and 1998, BICC had $36.1 million and $26.0 million of total assets, respectively.


WATERFORD INSURANCE COMPANY ("WATERFORD").

    Waterford is a Kansas-domiciled property and casualty insurance company. Waterford was purchased in 1996 (at which time it was an inactive insurance company) and is licensed to write property and casualty insurance in 48 states. Waterford had $11.0 million and $11.1 million in gross written premiums ($1.4 million and $1.4 million of net written premiums) during 1999 and 1998, respectively. As of December 31, 1999, Waterford has ceased writing new business. At December 31, 1999 and 1998, Waterford had $13.3 million and $13.2 million of total admitted assets, respectively, and $12.2 million and $11.9 million of policyholders' surplus, respectively.


INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     White Mountains' investments in unconsolidated insurance affiliates represent strategic operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50.0% of the entity. Since 1994, White Mountains has been active in accumulating various investments in unconsolidated affiliates which are further described below:


     FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. ("FSA"). FSA, through its wholly-owned subsidiary, Financial Security Assurance Inc., guarantees scheduled payments of principal and interest on municipal bonds and asset-backed securities, including residential mortgage-backed securities. FSA's guaranty on investment-grade securities helps issuers lower their funding costs and provides bondholders with the highest-quality investments. FSA's claims-paying ability is rated Triple-A by Fitch IBCA, Inc., Moody's Investors Service, Inc., Standard & Poor's Rating Services and Nippon Investors Service Inc. For 1999, 1998 and 1997, FSA's gross premiums written totalled $362.7 million, $319.3 million and $236.4 million, respectively, and its net income was $125.4 million, $115.4 million and $94.7 million, respectively. As of December 31, 1999 and 1998, FSA's total assets were $2.9 billion and $2.4 billion, respectively, and its shareholders' equity was $1.3 billion and $1.1 billion, respectively.

     In 1994 White Mountains purchased 2,000,000 shares of the common stock of FSA ("FSA Common Stock") from MediaOne Capital Corp. ("MediaOne", formerly U S WEST Capital Corp.), a wholly-owned subsidiary of MediaOne Group, Inc. (formerly U S WEST, Inc.). The purchase was part of an initial public offering of 8,082,385 shares of FSA Common Stock at the offering price of $20.00 per share.

     White Mountains also acquired various fixed price options ("FSA Options") and shares of convertible preferred stock ("FSA Preferred Stock") during 1994 which, in total, gave White Mountains the right to acquire up to 4,560,607 additional shares of FSA Common Stock for aggregate consideration of $125.7 million.

      White Mountains purchased an additional 460,200 shares of FSA Common Stock on the open market for $8.8 million during 1995 and an additional 1,000,000 shares of FSA Common Stock in a private transaction for $26.5 million during 1996.

     In May 1999, White Mountains exercised FSA Options pursuant to which it acquired 666,667 shares of FSA Common Stock at a strike price of $23.50 per share. In September 1999, White Mountains exercised FSA Options pursuant to which it acquired 1,893,940 shares of FSA Common Stock at a strike price of $26.40 per share.

     In December 1999, White Mountains purchased an additional 922,509 shares of FSA Common Stock at a price of $54.20 per share. The transaction was part of a private offering by FSA pursuant to which it sold a total of approximately $135.0 million of its common stock to White Mountains, XL Capital Ltd, The Tokio Marine and Fire Insurance Co., Ltd and an FSA management group.

     All shares of and rights to acquire FSA Common Stock owned by White Mountains are either formally registered with the Securities and Exchange Commission ("SEC") or are subject to demand registration rights. Notwithstanding SEC registration or the existence of registration rights, White Mountains is currently subject to the "affiliate" provisions of Rule 144 of the Securities Act of 1933 which limits public sales of FSA Common Shares by White Mountains. As of December 31, 1999, 1998 and 1997 White Mountains' economic interest in FSA was approximately 25.8%, 25.1% and 26.2%, respectively, and White Mountains' voting interest in FSA was approximately 25.8%, 23.1% and 24.0%, respectively.

     Mr. K. Thomas Kemp (Deputy Chairman the Company) and Mr. Terry L. Baxter (a director of the Company) are directors of FSA. In addition to being FSA directors, Mr. Kemp is Chairman of FSA's Human Resources Committee and Mr. Baxter is a member of FSA's Underwriting Committee.

     White Mountains' investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the New York Stock Exchange ("NYSE"). The market value of the FSA Common Stock as of December 31, 1999 and 1998, as quoted on the NYSE, exceeded White Mountains' carrying value of the FSA Common Stock under the equity method. White Mountains' investment in FSA Preferred Stock is accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 whereby the investment is reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of other comprehensive net income.

     MAIN STREET AMERICA HOLDINGS, INC. ("MSA"). MSA is a subsidiary of National Grange Mutual Insurance ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. NGM's principal lines of business and approximate percentage of total direct written premiums are personal automobile (43.1%), commercial multi-peril (17.5%), homeowners (15.7%), commercial automobile (12.9%) and all other (10.8%). MSA participates in NGM's property and casualty business through a reinsurance agreement. MSA's net written premiums totalled $242.7 million, $258.5 million and $156.6 million in 1999, 1998 and 1997, respectively, and its net income was $25.8 million, $13.4 million and $11.9 million, respectively. MSA's total assets as of December 31, 1999 and 1998 were $582.3 million and $581.6 million, respectively, and its shareholders' equity was $233.4 million and $232.5 million, respectively.

     In 1994, White Mountains acquired 90,606 shares of the common stock of MSA ("MSA Common Stock") for $25.0 million in cash plus $1.2 million in subsequent purchase price adjustments which represented approximately 33.1% of the MSA Common Stock outstanding at that time. From 1994 to 1997 MSA participated in 40% NGM's property and casualty business through a reinsurance agreement.

     In 1998 White Mountains acquired an additional 131,487 shares of MSA Common Stock for $70.3 million (subject to certain purchase price adjustments which are not expected to exceed $3.5 million) which raised White Mountains ownership of MSA to 50.0%. As a result of White Mountains' additional investment in MSA during 1998, MSA's reinsurance pooling agreement was increased from 40.0% to 60.0% and NGM contributed certain of its insurance, reinsurance and financial services subsidiaries to MSA. White Mountains' investment in MSA Common Stock is accounted for using the equity method.

     Messrs. Kemp, Baxter and John J. Byrne (Chairman and Chief Executive Officer of the Company) are directors of MSA.

DISCONTINUED MORTGAGE BANKING OPERATIONS

     On May 1, 1999, White Mountains concluded its sale (the "Mortgage Banking Sale") of substantially all the mortgage banking assets of its subsidiary White Mountains Services Corporation ("WMSC" - formerly Source One Mortgage Services Corporation) to Citibank Mortgage, Inc. ("Citibank") and received net proceeds totalling $180.6 million (which is net of WMSC's public indebtedness assumed by Citibank and WMSC's credit agreement borrowings which were required to be repaid at closing). Mortgage banking assets and liabilities that were not part of the Citibank sale were substantially liquidated during 1999. White Mountains recorded an estimated $11.6 million after tax gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during 1999. As a result of the Company's decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

INVESTING OPERATIONS

     White Mountains' philosophy is to invest all assets to maximize their after tax total return over extended periods of time. Under this approach, each dollar of after tax investment income, realized capital gains and unrealized appreciation is valued equally. Management further believes that the investment assets of the insurance companies should be invested in a "balanced portfolio" consisting of a mixture of fixed income investments, equity securities and occasionally other investments in order to maximize returns over extended periods of time. The Company's Investment Committee, headed by director John D. Gillespie (a former T. Rowe Price fund manager) and comprised of certain other directors, key management and investment professionals, oversee the Company's investment activities which are more extensive than in the recent past. The Investment Committee regularly monitors the overall investment results of White Mountains, reviews the results of each of White Mountains' various investment managers, reviews compliance with established investment guidelines, approves all purchases and sales of investment securities and ultimately reports the overall investment results to the Company's Board of Directors (the "Board").

     As previously stated, the investment portfolios of White Mountains' insurance operations consist, in part, of common equity securities and related investments. At December 31, 1999, Folksamerica's investment portfolio contained $126.4 million of common equity securities and other investments which represented approximately 14% of its total portfolio (excluding short-term investments). At December 31, 1999, the portfolios of PIC, ACIC, BICC and Waterford contained $3.5 million of common equity securities and other investments which represented approximately 3% of the aggregate PIC, ACIC, BICC and Waterford portfolios (excluding short-term investments). Management believes that modest investments of common equity securities within the investment portfolios of its insurance operations will enhance their after tax returns without significantly increasing the risk profile of the portfolio when considered over long periods of time.


REGULATION

     White Mountains' insurance and reinsurance operations are subject to regulation and supervision of their operations in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The RBC ratios for Folksamerica, PIC, ACIC and Waterford at December 31, 1999 and 1998, were above the levels which would require regulatory action.

     White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity or any other matters that would require disclosure herein.

EMPLOYEES

     As of December 31, 1999, White Mountains employed 235 persons (including 11 persons at the Company, 125 persons at Folksamerica, 75 persons at PIC, 20 persons at ACIC and BICC and 4 persons at subsidiary holding companies). Management believes that White Mountains' employee relations are good.

FORWARD-LOOKING STATEMENTS

      White Mountains relies upon the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995. This safe harbor requires that White Mountains specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of White Mountains. Accordingly, forward-looking statements by the Company and its affiliates are qualified by reference to the following cautionary statements.

      In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, White Mountains from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and deferred credit per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers; (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients; (iii) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting White Mountains' investment portfolio; and (iv) inadequacy of loss reserves established by White Mountains. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.


ITEM 2.  PROPERTIES

     The Company maintains two small professional offices in Hamilton, Bermuda which serve as its headquarters and registered office. In addition, the Company and certain of its subsidiaries lease 8,600 square feet of office space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006, which serves as its principal executive office. Folksamerica leases 40,000 square feet of office space in New York, New York, under a lease expiring 2004, which serves as its principal office. PIC owns its principal offices in Salisbury, Maryland. ACIC and BICC lease 15,200 square feet of office space in Wilmington, Delaware, under a lease which expires in December 2000, which serves as their principal office. White Mountains leases several other office facilities and operating equipment under cancelable and noncancelable agreements.

ITEM 3.  LEGAL PROCEEDINGS

     Various claims have been made against White Mountains in the normal course of its business. Based on all information available at the date of this report, management believes that the outcome of such claims will not, in the aggregate, have a material effect on White Mountains' financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Proxy Statement filed with the SEC on September 23, 1999 calling for a Special Meeting of Shareholders (the "Special Meeting") on October 22, 1999, shareholders approved the Redomestication, including the Company's bye-laws and authorization for the Board to exercise its powers set out in the bye-laws and to take all actions deemed necessary or advisable to give effect to the Redomestication. As of September 24, 1999, the record date for the Special Meeting, a total of 5,982,291 shares were eligible to vote. At the Special Meeting, 3,839,754 votes were cast in favor of the Redomestication, 692,714 votes were cast against and 16,743 votes abstained.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 24, 2000, there were 440 registered holders of shares of the Company's Common Stock, par value $1.00 per share ("Shares").

     During 1999 and 1998 the Company declared and paid total cash dividends of $1.60 per Share. Dividends are typically declared and paid on a quarterly basis. The Board currently intends to reconsider from time to time the declaration of regular periodic dividends on Shares with due consideration given to the financial characteristics of White Mountains' invested assets and operations and the amount and regularity of its cash flows at the time. The Company's Common Stock (symbol WTM) is listed on the NYSE. The quarterly range of the daily closing price for Shares during 1999 and 1998 is presented below:

--------------------------------------------------------------------------------------------------------------------
                                                                      1999                             1998
                                                             -------------------------       -----------------------
                                                                  HIGH           LOW          High              Low
--------------------------------------------------------------------------------------------------------------------
Quarter ended:
     December 31 .......................................     $134  1/2     $116            $144           $117
     September 30 ......................................      143           130 1/16        153 1/8        119   1/8
     June 30 ...........................................      149           131  3/8        149 1/8        135 15/16
     March 31 ..........................................      150           120  1/2        137 5/16       120  9/16
                                                             =======================================================

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 1999, follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                                 ------------------------------------------------------------------
Millions, except per share amounts                                 1999        1998(a)         1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues .....................................................   $   565       $   390       $   293       $   186       $    85
Expenses .....................................................       404           311           192           164            85
                                                                 ------------------------------------------------------------------
Pretax earnings ..............................................       161            79           101            22            --
   Income tax provision ......................................       (53)          (28)          (36)           (9)           (1)
                                                                 ------------------------------------------------------------------
Net income (loss) from continuing operations .................   $   108       $    51       $    65       $    13       $    (1)
                                                                 ==================================================================
Net income (loss) from continuing operations per Share:
   Basic .....................................................   $ 19.25       $  8.71       $  9.88       $  1.74       $  (.12)
   Diluted ...................................................   $ 17.66       $  7.75       $  8.93       $  1.59       $  (.11)
                                                                 ------------------------------------------------------------------
ENDING BALANCE SHEET DATA:
Total assets .................................................   $ 2,049       $ 2,164       $ 1,156(b)    $ 1,120       $ 1,015
Short-term debt ..............................................         4            52             2             2            21
Long-term debt ...............................................       203           186           132           133           115
Deferred credit ..............................................       101(c)         37(d)         --            --            --
Shareholders' equity .........................................       614(e)        703           659(e)        687(e)        700(e)
Book value per Share (f) .....................................   $103.32       $109.68       $100.08       $ 90.81       $ 83.28
Book value plus deferred credit per Share (f) ................   $120.23       $115.11       $100.08       $ 90.81       $ 83.28
                                                                 ------------------------------------------------------------------
SHARE DATA:
Cash dividends paid per Share ................................   $  1.60       $  1.60       $   .80       $   .80       $   .20
Ending common and equivalent Shares (000's) ..................     5,946         6,831         6,983         7,908         8,687
                                                                 ==================================================================

(a) Includes the interim period income statement and ending balance sheet of Folksamerica which was acquired during 1998.

(b) Restated as a result of White Mountains' acquisition of Folksamerica during 1998. See Note 3.

(c) Deferred credits added during 1999 resulted from the purchase of CIG and exercises of FSA Options. See Note 1.

(d) Deferred credits added during 1998 resulted from the acquisition of Folksamerica. See Note 1.

(e) Reflects reductions in shareholders' equity resulting from repurchases of Shares.

(f) As adjusted for the dilutive effects of outstanding options and warrants to acquire Shares ("Warrants").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED RESULTS

     White Mountains reported net income of $121.0 million for the year ended December 31, 1999, which compares to net income of $78.5 million and $39.3 million for 1998 and 1997, respectively. Net income for 1999, 1998 and 1997 includes after tax gains from sales of investment securities of $45.2 million, $46.1 million and $63.4 million, respectively. Net income for 1999 includes after tax gains of $53.8 million from the Valley Group Sale and $11.6 million from the Mortgage Banking Sale.

     Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains and losses for investments held during the period), for 1999 was $3.0 million versus $69.6 million and $81.0 million for 1998 and 1997, respectively. Comprehensive net income for 1999 was adversely affected by $28.8 million of after tax unrealized bond losses at Folksamerica and a $43.9 million after tax accounting write-down of White Mountains' investment in FSA. Comprehensive net income for 1997 was favorably impacted by $105.1 million of after tax unrealized holding gains primarily associated with White Mountains' investment in FSA.

     Book value plus deferred credit per Share was $120.23 at December 31, 1999, which compares to $115.11 at December 31, 1998. At December 31, 1999 and 1998, White Mountains had $100.6 million and $37.1 million of after tax unamortized deferred credit, respectively, which will be amortized to income over the next four years. During 1998 White Mountains recorded a deferred credit of $39.8 million resulting from its acquisition of Folksamerica. During 1999 White Mountains added a $62.0 million deferred credit resulting from its acquisition of the CIG companies and a $14.2 million deferred credit resulting from a write-down of its investment in FSA.


INSURANCE OPERATIONS

REINSURANCE OPERATIONS

     Folksamerica contributed $44.9 million to net income during 1999 versus $10.0 million and $5.2 million during 1998 and 1997, respectively. Folksamerica's contribution for 1998 included $5.6 million of pretax earnings ($4.5 million after tax) recorded as earnings from unconsolidated insurance affiliates. Folksamerica's entire contribution for 1997 was recorded as earnings from unconsolidated insurance affiliates.

     Folksamerica's results for the three years ended December 31, 1999, 1998 and 1997 included $211.0 million, $238.1 million and $238.0 million of earned reinsurance premiums, respectively, and $182.2 million, $170.3 million and $165.6 million of losses and loss adjustment expenses, respectively. For 1999 Folksamerica's combined ratio was 122.5% versus a combined ratio of 108.0% and 102.9% for the comparable 1998 and 1997 periods.

     A summary of Folksamerica's 1999, 1998 and 1997 underwriting results follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                                -------------------------------------
Dollars in millions                                                                 1999         1998        1997
---------------------------------------------------------------------------------------------------------------------
Net written premiums ......................................................      $ 201.7      $ 212.6     $ 232.4
Earned premiums ...........................................................        211.0        238.1       238.0
Losses and loss adjustment expenses .......................................        182.2        170.3       165.6
Underwriting expenses .....................................................         81.4         92.6        81.6
                                                                               --------------------------------------
   Underwriting loss ......................................................      $ (52.6)     $ (24.8)    $  (9.2)
                                                                               ======================================
Statutory combined ratios:
   Loss and loss adjustment expense .......................................         86.5%        71.5%       69.6%
   Underwriting expense ...................................................         36.0         36.5        33.3
                                                                               --------------------------------------
          Combined ........................................................        122.5%       108.0%      102.9%
                                                                               ======================================

     During 1999 Folksamerica acquired USF Re Insurance Co. ("USF Re") from The Centris Group Inc. for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which can be reduced by adverse loss development at USF Re post acquisition).

     Folksamerica's 1999 combined ratio of 122.5% included approximately $20.1 million in pretax losses associated with USF Re's loss reserves, $4.0 million of pretax property catastrophe losses and higher than anticipated asbestos and environmental losses. These significant 1999 adverse loss developments resulted primarily from business acquired through Folksamerica's prior acquisitions (mainly USF Re). However, Folksamerica's 1999 combined ratio does not reflect the offsetting bargain purchase benefits of such acquisitions which are recorded at its parent. For 1999, Folksamerica's holding company recorded $20.3 million of after tax income resulting from the favorable purchase structures of such acquisitions which were designed to mitigate Folksamerica's adverse loss development. These benefits for 1999 included a $14.0 million after tax reduction in the USF Re seller note and $6.3 million of after tax deferred credit amortization. The effects of such favorable purchase structures, which are not included in Folksamerica's combined ratio, would serve to reduce the 1999 combined ratio by approximately 13 points to 110%.

     Folksamerica's 1998 combined ratio of 108.0% was higher than that of 1997 due primarily to two property events experienced during the year (Canadian ice storms and Hurricane Georges) and higher than anticipated asbestos and environmental losses.

     In addition to incurred losses, Folksamerica's combined ratios for 1999 and 1998 were higher than anticipated due to lower premium volume resulting from lower than expected production on a number of domestic treaties, the effects of non-renewals in its property portfolio, slower than anticipated growth in its Latin America business and a less favorable pricing environment. During 1999, Folksamerica's written premium volume decreased 5% versus 1998 despite its acquisition of USF Re during mid 1999. During 1998, Folksamerica's written premium volume decreased approximately 9% versus 1997 premium levels. These premium volume decreases primarily reflect increased non-renewed business due to deteriorating terms and conditions.

     As previously mentioned, Folksamerica underwrites each reinsurance contract anticipating an element of underwriting profit. The anticipated degree of underwriting profit varies by contract and is based on a variety of factors which can include some degree of float. Despite this expectation on an individual contract basis, Folksamerica's reported results for the years ended December 31, 1999, 1998 and 1997 included overall underwriting losses due to the following: (i) actual results on some accounts or classes have produced higher than anticipated loss costs (considering the highly competitive market conditions, there has been insufficient margin in profitable accounts to absorb higher loss costs produced by other accounts); (ii) higher than anticipated property catastrophe losses, particularly during 1999 and 1998; and (iii) continued strengthening of reserve portfolios relating to acquired companies. However, as previously mentioned, Folksamerica has various protections into its prior acquisition structures at its holding company which are designed to mitigate such losses.

     Since Folksamerica's claims settlement period generally extends over a long period of time, Folksamerica earns significant amounts of investment income on the float generated by its reinsurance operations. When considering investment income and certain other items at the Folksamerica holding company level (primarily interest expense and income taxes), Folksamerica reported net income of $63.7 million, $27.3 million and $35.9 million for the three years ended December 31, 1999, 1998 and 1997, respectively, and reported comprehensive net income of $13.4 million, $54.3 million and $50.9 million during those periods, respectively. This resulted in Folksamerica attaining an after tax return on its beginning equity of 5.7%, 20.9% and 29.9% for 1999, 1998 and 1997, respectively.

     The following table presents the subsequent development of the year-end reinsurance losses for the ten-year period from 1989 to 1999. Section I of the table shows the estimated liabilities that were recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss adjustment expenses ("lae"). Section II shows the re-estimate of the liabilities made in each succeeding year. Section III shows the cumulative liabilities paid of such previously recorded liabilities. Section IV shows the cumulative deficiency representing the aggregate change in the liability from the original balance sheet dates:

--------------------------------------------------------------------------------------------------------------------------
                                          Reinsurance Losses and Loss Adjustment Expenses (a)
                                                        Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
Dollars in Millions         1989     1990    1991     1992     1993     1994    1995     1996     1997    1998     1999
--------------------------------------------------------------------------------------------------------------------------

I. Liability for
unpaid losses and lae ..  $341.4   $391.1   $461.6   $698.4   $728.3  $776.9   $836.1   $830.5   $848.1  $869.1    $782.1

--------------------------------------------------------------------------------------------------------------------------

II. Liability
re-estimated
    as of:

        1 year later ...   351.2    425.5    493.7    748.2    762.6   847.4    861.5    863.3    890.4   912.8        --

        2 years later ..   385.5    448.8    498.5    771.2    825.0   867.9    886.6    881.4    907.5

        3 years later ..   408.7    449.8    513.3    813.3    837.3   887.7    907.8    898.6

        4 years later ..   409.3    458.4    531.7    819.8    856.6   904.6    923.0

        5 years later ..   421.7    471.2    531.8    843.7    872.1   919.0

        6 years later ..   430.6    472.6    541.5    856.6    882.8

        7 years later ..   432.9    480.6    547.8    864.8

        8 years later ..   438.8    486.9    554.2

        9 years later ..   444.1    494.7

      10 years later ..    452.2
---------------------------------------------------------------------------------------------------------------------------

III. Cumulative
amount of
liability paid
through:

        1 year later ...    98.7    110.5    133.8    243.3    229.9   238.7    253.6    226.3    241.6   288.5        --

        2 years later ..   156.5    175.1    199.6    366.5    363.4   387.1    393.3    364.2    401.3

        3 years later ..   195.5    216.2    256.7    452.3    466.2   485.8    484.3    475.0

        4 years later ..   221.2    252.7    304.4    525.6    534.4   550.5    570.7

        5 years later ..   248.2    285.6    340.0    575.2    576.7   617.1

        6 years later ..   271.1    312.6    367.6    604.8    630.5

        7 years later ..   293.0    332.8    382.3    651.6

        8 years later ..   306.1    342.9    409.4

        9 years later ..   314.1    367.5

      10 years later ..    336.0
-------------------------------------------------------------------------------------------------------------------------
IV. Cumulative
deficiency                $110.8   $103.6   $92.6    $166.4   $154.5  $142.1    $86.9    $68.1    $59.4   $43.7        --

      Percent               32%      26%     20%      24%       21%     18%      10%       8%       7%      5%         --
deficient
-------------------------------------------------------------------------------------------------------------------------

(a) For the years 1989 through 1991 liabilities are shown net of reinsurance recoverable. For the years 1992 through 1999 liabilities are shown without regard to reinsurance recoverable in accordance with SFAS No. 113. The table excludes the insurance operations of VGI and CIG whose liability for unpaid losses and lae totalled $68.9 million, $88.5 million, $71.9 million and $65.4 million as of December 31, 1999, 1998, 1997 and 1996, respectively.

     The table above has been prepared in accordance with prescribed instructions, however, management believes that this information is not indicative of Folksamerica's actual loss development history for the following reasons: (i) with respect to 1992 through 1999, the information is presented prior to considering the benefit of significant amounts of ceded reinsurance recovered (and recoverable) from Folksamerica's reinsurers; (ii) the information includes the complete loss development history for companies acquired by Folksamerica for all periods presented, including periods prior to Folksamerica's acquisition of such companies; and (iii) the structure of each of Folksamerica's acquisitions has provided effective economic protections to offset potential post-acquisition loss development. The form of these protections has included deferred and adjustable purchase consideration and favorable purchase prices. In consideration of such factors, the table presented below is management's attempt to adjust the deficiencies presented above for the most recent five years:

----------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                             ---------------------------------------------------------
Percent of deficit to carried reserves:                         1995         1996         1997        1998        1999
----------------------------------------------------------------------------------------------------------------------
Deficiency as reported .............................           10%           8%           7%           5%        -- %
Deficiency as adjusted for the effects described above...       3%           3%           2%           2%        -- %
                                                             =========================================================


INSURANCE OPERATIONS

     On October 15, 1999, the Company concluded its acquisition of the CIG companies (PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of these companies was less than the fair value of their net identifiable assets at October 15, 1999, the Company recorded a $62.0 million deferred credit ($57.7 million as of December 31, 1999) that will be amortized to income over three years. For the period from October 15, 1999 to December 31, 1999, the inclusion of PIC, ACIC and BICC did not have a significant impact on the Company's 1999 operating results.

     On June 17, 1999, the Company completed the Valley Group Sale and recorded a pretax gain of $88.1 million, $53.8 million after tax on the transaction. The Company recorded net income from Valley Group for the 1999 period through the date of sale of $3.6 million which primarily represented realized investment gains. For the years ended December 31,1998 and 1997, VGI contributed $5.0 million and $7.2 million, respectively, to net income.

INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     FSA and MSA represented White Mountains' investments in unconsolidated insurance affiliates at December 31, 1999 and 1998.

     FSA and White Mountains' related investment in MediaOne preferred stock (which was redeemed on September 2, 1999) contributed $15.7 million to net income during the year ended December 31, 1999 versus $9.3 million for 1998 and $7.8 million for 1997. The significant increase in FSA-related net income during 1999 resulted from the additional purchase of $50.0 million of FSA Common Stock and the exercise of FSA Options, each occurring during 1999.

     MSA contributed $9.8 million to net income during the year ended December 31, 1999 versus $3.2 million for 1998 and $2.5 million for 1997. The significant increase in MSA-related net income during 1999 resulted principally from significant realized gains on sales of investments recorded by MSA during the year.


INVESTMENT OPERATIONS

     Net realized gains on investments and the total net investment return from White Mountains' investment activities (excluding net unrealized investment holding gains and losses from White Mountains' investments in unconsolidated insurance affiliates) are shown below:

---------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                              ---------------------------------------
Millions                                                                          1999           1998           1997
---------------------------------------------------------------------------------------------------------------------
Net realized investment gains, before tax .................................     $ 69.6(a)      $ 71.0        $  97.4
                                                                             ========================================
Net investment income .....................................................     $ 61.9         $ 36.8        $  21.6
Net unrealized investment gains (losses) for investments held during the
period ....................................................................      (20.2)          24.8           87.7
                                                                             ----------------------------------------
Total net investment return, before tax ...................................     $ 41.7         $ 61.6        $ 109.3
                                                                             ========================================

(a) Excludes a $15.8 million realized gain on sale of the USF Re shell company

     Net realized investment gains of $69.6 million for the year ended December 31, 1999 included $23.9 million of pretax gains from sales of San Juan Basin Royalty Trust ("SJT") units and $28.0 million of pretax gains from sales of various common stocks and other investments in Folksamerica's operating portfolio. In addition, $9.4 million of pretax gains on sales of common stocks and fixed maturity investments were recorded in anticipation of or in connection with the Valley Group Sale. Net realized investment gains of $71.0 million for the year ended December 31, 1998 resulted principally from the sale of White Mountains' investment in White River Corporation ("White River"). Net realized investment gains of $97.4 million recorded during 1997 included $37.2 million of pretax gains from sales of Travelers Property Casualty Corp. common stock, $24.3 million of pretax gains from sales of SJT units, $10.3 million of pretax gains from sales of Mid Ocean Limited common stock and $15.5 million of pretax gains from sales of Veritas DGC Inc. common stock.

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations and dividend income from its equity investments. The significant increase in net investment income from 1997 to 1999 is mainly attributable to White Mountains' growing portfolio of fixed maturity investments resulting from the consolidation of Folksamerica in August 1998 and the 1999 acquisitions of USF Re and CIG.

     Net unrealized investment losses for investments held during 1999 of $20.2 million pretax resulted from a $48.3 million pretax loss on fixed maturities held in White Mountains' insurance operating portfolios partially offset by unrealized gains from common stocks and other investments. Net unrealized gains for investments held during 1998 of $24.8 million pretax resulted from unrealized gains on fixed maturities and common stocks. Net unrealized gains for investments held during 1997 of $87.7 million resulted from gains on common stocks, particularly White River.


EXPENSES

     Insurance losses and loss adjustment expenses totalled $228.3 million for 1999 versus $174.8 million for 1998 and $97.1 million for 1997. Insurance and reinsurance acquisition expenses totalled $73.4 million for 1999 versus $54.8 million for 1998 and $23.2 million for 1997. The increase in these insurance expenses from 1997 to 1999 is primarily attributable to the inclusion of Folksamerica in the Company's consolidated results during 1998 and the acquisitions of USF Re and CIG during 1999. During 1999 and 1998, losses and loss adjustment expenses relating to prior years developed unfavorably by $15.3 million (which is net of USF Re purchase price offsets) and $7.8 million, respectively. During 1997, losses and loss adjustment expenses relating to prior years developed favorably by $2.5 million pretax.

     Compensation and benefits totalled $67.8 million for 1999 versus $51.5 million for 1998 and $45.5 million for 1997. The increase in compensation and benefits from 1998 to 1999 is due to both the inclusion of Folksamerica in the Company's consolidated results for the entire 1999 period and expenses incurred in connection with the Redomestication. See "Liquidity and Capital Resources". The increase in compensation and benefits from 1997 to 1998 is primarily due to the initial inclusion of $7.1 million of Folksamerica's compensation and benefits during 1998.

     General expenses totalled $19.5 million for 1999 versus $15.9 million for 1998 and $15.7 million for 1997. The increase in general expenses during the 1999 period are primarily attributable to both the inclusion of Folksamerica in the Company's consolidated results for the entire 1999 period and expenses incurred in connection with the Redomestication.

     Interest expense totalled $14.7 million during 1999 versus $13.7 million for 1998 and $10.6 million for 1997. The increase in interest expense from 1998 to 1999 primarily reflects higher average indebtedness levels due to indebtedness outstanding at Folksamerica for the entire 1999 period. The increase in interest expense from 1997 to 1998 primarily reflects the inclusion of $1.4 million of Folksamerica's interest expense for 1998 and an increase in average indebtedness under White Mountains' credit facility associated with its 1998 acquisition of Folksamerica and its 1998 increase in its investment in MSA.


INCOME TAXES

     In connection with the Redomestication, the Company and certain of its subsidiaries changed their domicile to either Bermuda or Barbados (the "Offshore Companies") while certain other subsidiaries remained domiciled in the United States (the "Onshore Companies"). As a result, income earned by the Offshore Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Additionally, prior to the Redomestication, the Company filed a consolidated United States income tax return with its subsidiaries. The Onshore Companies must continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States income tax liability of the Onshore Companies may be higher than it otherwise would have been if part of a consolidated tax return. These factors may serve to increase or decrease White Mountains' effective tax rate for 1999 and beyond, depending on the events and circumstances occurring during such periods.

     The income tax provision related to pretax earnings for 1999, 1998 and 1997 represents an effective tax rate of 32.9%, 35.8% and 35.9%, respectively. The reduction in the effective rate for 1999 resulted from the Redomestication.

     White Mountains recorded a deferred tax asset of $52.5 million (relating primarily to various operating items) and a deferred tax liability of $37.5 million (relating primarily to net unrealized investment holding gains) on its balance sheet as of December 31, 1999. White Mountains recorded a net deferred tax liability of $13.4 million on its balance sheet as of December 31, 1998. The 1998 net deferred tax liability consisted of $103.3 million of deferred tax assets (relating primarily to various operating items) and $116.7 million of deferred tax liabilities (relating primarily to net unrealized investment holding gains).

     In 1991, the Company sold Fireman's Fund Insurance Company ("Fireman's Fund") to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to the Company's estimated tax loss from the sale. Since 1991 the Company has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters. The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to White Mountains' 1991 or prior years' income tax returns, the results of further IRS audits and other matters affecting the amount of the deductible tax loss from the sale.


LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY, INSURANCE OPERATIONS AND OTHER

     The primary sources of cash inflows for the Company are investment income, sales of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states under which the Company's insurance subsidiaries are licensed to write business, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by such subsidiaries in the future.

     During 1993 the Company issued $150.0 million in principal amount of medium-term notes for net cash proceeds of $148.0 million after related costs. The Company has repurchased its medium-term notes from time to time and during 1999 repurchased $15.9 million in principal amount of the notes due in February 2003. At December 31, 1999 the $96.0 million of medium-term notes outstanding had an average maturity of 3.6 years and an average yield to maturity of 7.83%.

     The Company has a revolving credit agreement whereby it may borrow up to $35.0 million

(which was increased to $50.0 million during 1999) at short-term market interest rates. The credit agreement contains certain customary covenants and conditions. At December 31, 1999 and 1998 the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

     During 1999 and 1998 the Company repurchased 1,020,150 Shares for $139.5 million and 151,916 Shares for $19.8 million, respectively. All Shares repurchased during 1999 and 1998 have been retired. During 1999 and 1998 the Company declared and paid quarterly cash dividends of $.40 per Share. Shares repurchased and dividends paid during 1999 and 1998 represented returns of excess capital to shareholders.

     During 1999 the Company issued a total of 1,137,495 common shares to its Chairman and its key employees in satisfaction of the Chairman's warrant exercise and various employee benefit plan obligations. In order to entice the Chairman to exercise his Warrants early, the Company paid Mr. Byrne $6.0 million to compensate him for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes.

     During 1999 White Mountains exercised FSA Options pursuant to which it acquired 666,667 shares of FSA Common Stock at a strike price of $23.50 per share. Also during 1999, White Mountains exercised FSA Options pursuant to which it acquired 1,893,940 shares of FSA Common Stock at a strike price of $26.40 per share in accordance with the redemption of the MediaOne preferred stock.

     During 1999 White Mountains purchased an additional 922,509 shares of the common stock of FSA at a price of $54.20 per share. The transaction was part of a private offering by FSA pursuant to which it sold a total of $140.0 million of its common stock to White Mountains, XL Capital, Ltd, The Tokio Marine and Fire Insurance Co., Ltd and an FSA management group.

     During 1999 the Company concluded the Mortgage Banking Sale and recorded an $11.6 million after gain on the sale. The Company has retained the WMSC legal entity which currently owns the majority of White Mountains' investments in FSA and certain other mortgage-related and other assets and liabilities.

     During 1999 the Company concluded the Valley Group Sale and recorded a $53.8 million after tax gain on the sale. In connection with the Valley Group Sale, White Mountains repaid $15.0 million of VGI's long-term indebtedness during 1999.

     During 1999 the Company concluded its previously announced acquisition of the CIG companies for $86.7 million in cash.

     In connection with the Redomestication, White Mountains paid $104.1 million in certain compensation benefits to its current and former employees and directors on October 22, 1999 at an incremental after tax cost of $14.9 million. In connection with the compensation payments, White Mountains paid cash of $89.8 million (primarily to its former employees) and issued $14.3 million in Shares (primarily to its current employees, directors and advisors). A significant portion of the compensation paid on October 22, 1999 represented the acceleration of expenses that would have ordinarily been incurred in future periods which resulted in increased tax deductible expenses in 1999.

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a United States income tax liability upon the Redomestication of approximately $2.5 million.

     On March 14, 2000, White Mountains entered into a definitive agreement to sell its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controls a substantial amount of its holdings of FSA Common Stock and the FSA Preferred Stock) as well as all its other holdings of FSA Common Stock, to Dexia S.A. ("Dexia") for total cash proceeds of $620.4 million. The transaction will occur only in connection with Dexia's pending merger with FSA in which all holders of FSA Common Stock will receive $76.00 cash per share. The merger agreement between FSA and Dexia is subject to, among other matters, regulatory approvals and the satisfaction of the conditions contained in Dexia's merger agreement with FSA, including the approval of FSA shareholders. The transaction, if approved, is expected to close mid-year 2000.


REINSURANCE OPERATIONS

     Under the insurance laws of New York an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Folksamerica in the future.

     As part of the Folksamerica acquisition in 1998, White Mountains agreed to repay or refinance Folksamerica's $55.6 million of outstanding long-term indebtedness during February 1999. On February 24, 1999, White Mountains repayed and replaced its former facility with a revolving credit agreement whereby it may borrow up to $100.0 million (which was subsequently increased to $120.0 million during 1999) at market interest rates. The new credit agreement contains certain customary covenants and conditions. At December 31, 1999, Folksamerica was in compliance with all covenants under the facility and had $100.0 million of borrowings outstanding under the agreement.

     During 1999 Folksamerica acquired USF Re for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which has been reduced to $6.8 million at year-end 1999 due to adverse loss development at USF Re post acquisition) with the balance paid in cash. Folksamerica did not record a significant amount of goodwill in connection with its acquisition of USF Re.

     On December 30, 1999, Folksamerica announced that it had signed a definitive agreement to purchase PCA Property & Casualty Insurance Company ("PCA"), a Florida-domiciled insurance company specializing in workers' compensation, from Humana Inc. The transaction, for $125.0 million in cash, is subject to regulatory approvals.

     On January 10, 2000, Folksamerica announced that it had signed a definitive agreement to acquire substantially all the reinsurance operations of Risk Capital Reinsurance Company ("RCRe"), a wholly-owned subsidiary of Risk Capital Holdings, Inc., for consideration of $20.3 million. The transaction is subject to regulatory approvals.


MARKET RISK

     White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates and other relevant market rates and prices such as prices for common equity securities. Due to White Mountains' sizable investments in fixed maturity investments and common equity securities and its use of medium- and long-term debt financing, market risk can have a significant effect on White Mountains' consolidated financial position.

INTEREST RATE RISK

     FIXED MATURITY PORTFOLIO. In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' investments in fixed maturity investments are held as available for sale and, accordingly, White Mountains accepts that realized and unrealized losses on these instruments may occur. White Mountains does not use derivative securities to manage its interest rate risk associated with its fixed maturity investments, rather it manages the average duration of the fixed maturity portfolio in the anticipation of achieving an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.

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

     INDEBTEDNESS. White Mountains utilizes debt financing at many levels of its businesses. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed rate indebtedness, respectively, particularly long-term debt. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and long-term fixed rate indebtedness outstanding. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available to the issuer or the holder which are not reflected herein. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk.

---------------------------------------------------------------------------------------------------------------------
                                                                               Estimated Fair    Percentage Increase
                                      Fair Value at      Assumed Change    Value after Change          (Decrease) to
Dollars in Millions               December 31, 1999    in Interest Rate      in Interest Rate   Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------
Fixed maturity investments                   $924.5      50 bp decrease               $ 940.8                  1.7%
                                                         50 bp increase                 908.5                 (1.7)
                                                        100 bp increase                 892.9                 (3.3)
                                                        200 bp increase                 862.8                 (6.5)
                                  -----------------------------------------------------------------------------------
Fixed rate indebtedness (a)                  $100.3      50 bp decrease               $ 101.8                  (.2)%
                                                         50 bp increase                  98.8                   .2
                                                        100 bp increase                  97.4                   .5
                                                        200 bp increase                  94.7                   .9
                                  ===================================================================================

(a) Represents medium-term notes with a carrying value at December 31, 1999 of $96.4 million. Excludes short-term indebtedness, variable rate obligations and the USF Re seller note whose principal (and interest payable thereon) amortizes in response to adverse loss development experienced at Folksamerica resulting from its acquisition of USF Re.


FOREIGN CURRENCY EXCHANGE RATES

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in a foreign currencies. Net unrealized foreign currency translation gains and losses associated with Folksamerica and BICC are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income. At December 31, 1999 and 1998, Folksamerica's and BICC's net assets denominated in foreign currency represented approximately one percent of the Company's shareholders' equity, therefore, any significant change in foreign currency rates would not have a material impact on White Mountains' financial position.


EQUITY PRICE RISK

     The carrying values of White Mountains' common equity securities, a significant portion of its other investments (primarily partnership interests invested in common equity securities) and its investment in FSA Preferred Stock are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities are subject to fluctuations which could cause the amount to be realized upon sale of the investment to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

     The table below summarizes White Mountains' equity price risks as of December 31, 1999 and shows the effects of a hypothetical 20% increase and a 20% decrease in market prices as of that date.

---------------------------------------------------------------------------------------------------------------------
                                                               Assumed         Estimated Fair    Percentage Increase
                                    Fair Value at                Price    Value after Assumed          (Decrease) to
Dollars in Millions             December 31, 1999               Change           Price Change   Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Common equity securities .............     $108.4        20% increase                 $130.1                     2.6%
                                                         20% decrease                 $ 86.7                    (2.6)%
Other investments (a) ................     $ 67.7        20% increase                 $ 81.2                     1.6%
                                                         20% decrease                 $ 54.1                    (1.6)%
FSA Preferred Stock ..................     $ 41.1        20% increase                 $ 61.3                     2.1%
                                                         20% decrease                 $ 20.9                    (2.1)%
=====================================================================================================================

(a) Excludes $.6 million of other investments which would not be directly affected by the assumed changes in equity prices.


OTHER MATTERS

ACCOUNTING FOR FSA OPTIONS AND FSA PREFERRED STOCK

     White Mountains accounts for its investment in FSA Common Stock on the equity method of accounting and accounts for its unexercised stock options and convertible securities to acquire FSA Common Stock at fair value. Upon the exercises of FSA Options during 1999, the Company was required to write its investments in the FSA Options exercised to their original cost in order to transition the investment from fair value accounting to equity accounting. In connection with this accounting transition, the Company reduced its after tax net unrealized gains at the time of exercise by $39.3 million and recorded a deferred credit of $14.2 million that will be amortized to income over a five-year period. The difference between fair value and equity value ($25.1 million at the time of exercise) may not be recognized by White Mountains until such time as equity accounting is no longer appropriate for its investment in FSA Common Stock.

RETIREMENT OF COMMON STOCK HELD IN TREASURY

     In conformance with Bermuda law, the Company retired all Shares held in its treasury during 1999. The retirement of treasury shares resulted in a significant reclassification of several of the Company's various shareholders' equity accounts but did not affect total shareholders' equity.

YEAR 2000 UPDATE

     Neither White Mountains nor any of its unconsolidated insurance affiliates experienced any significant Year 2000 disruptions to its business operations. White Mountains' total pretax cost of Year 2000 remediation, excluding its unconsolidated insurance affiliates, was approximately $3.0 million. This figure does not include the cost of hardware and software replacements and upgrades made in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 34 of this report.

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

     PwC has served as Folksamerica's independent auditors since 1981 and has served as FSA's independent auditors since 1989. The Audit Committee has recommended that PwC succeed KPMG as the Company's independent auditors for 1999 due to the growing significance of Folksamerica and FSA to the Company's 1999 financial position and results of operations.

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

     The Company has requested KPMG to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of this letter, dated March 25, 1999, is contained herein as Exhibit 16.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

A.   DIRECTORS (AS OF MARCH 24, 2000)

     Reported under the caption "Election of Directors" on pages 3 through 6 of the Company's 2000 Proxy Statement, herein incorporated by reference.

B.   EXECUTIVE OFFICERS (AS OF MARCH 24, 2000)


---------------------------------------------------------------------------------------------------------------
                                                                                                     Executive
                                                                                                       officer
Name                       Position                                                      Age             since
---------------------------------------------------------------------------------------------------------------
Raymond Barrette ......    President                                                      49              1997
John J. Byrne .........    Chief Executive Officer                                        67              1985
Reid T. Campbell ......    Vice President and Director of Finance                         32              1996
Michael S. Paquette ...    Senior Vice President and Controller                           36              1993
David G. Staples ......    Vice President                                                 39              1997
==============================================================================================================

         All executive officers are elected by the Board for a term of one year or until their successors have been elected and have duly qualified.

     MR. BARRETTE was appointed President of the Company in January 1999 and became a Director in February 2000. He joined White Mountains in 1997 as the Company's Executive Vice President and Chief Financial Officer. He was formerly a consultant with Tillinghast-Towers Perrin from 1994 to 1996 and was with Fireman's Fund from 1973 to 1993. Mr. Barrette is also a director of Folksamerica, PIC, ACIC, BICC and Waterford.

     MR. BYRNE was appointed Chief Executive Officer of the Company in January 2000. He has served as Chairman of the Board of the Company since 1985 and formerly served as President and Chief Executive Officer from 1990 to 1997, and as Chief Executive Officer from 1985 to 1990. Mr. Byrne is also a director of MSA.

     MR. CAMPBELL was elected Vice President and Director of Finance in 1998 and previously served as Assistant Controller from 1996 to 1998 and Director of Accounting from 1995 to 1996. Mr. Campbell has been with White Mountains since 1994. Prior to joining White Mountains, Mr. Campbell was with KPMG Peat Marwick from 1990 to 1994. Mr. Campbell is a director of PIC and Waterford.

     MR. PAQUETTE was appointed Senior Vice President and Controller in 1997. Mr. Paquette previously served as Vice President and Controller since 1995 and as Vice President and Chief Accounting Officer from 1993 to 1995. Mr. Paquette has been a member of the White Mountains organization since 1989. Mr. Paquette is also a director of Waterford.

     MR. STAPLES was elected Vice President in 1997 and has been with White Mountains since 1996. Prior to joining White Mountains, Mr. Staples served as Vice President and Director of Taxation for Crum & Forster Holdings, Inc. from 1993 to 1996, and was with KPMG Peat Marwick from 1983 to 1993.


ITEM 11. EXECUTIVE COMPENSATION

     Reported under the captions "Compensation of Executive Officers" on pages 11 through 13, "Reports of the Compensation Committees on Executive Compensation" on pages 13 though 15, "Shareholder Return Graph" on page 16, and "Compensation Plans" on page 17 of the Company's 2000 Proxy Statement, herein incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 7 through 9 of the Company's 2000 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the captions "Certain Relationships and Related Transactions" on page 13 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 18 of the Company's 2000 Proxy Statement, herein incorporated by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a.       DOCUMENTS FILED AS PART OF THE REPORT

         The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 34 of this report. A listing of exhibits filed as part of the report appear on pages 30 through 32 of this report.

b.       REPORTS ON FORM 8-K

         During the fourth quarter of 1999 the Company filed two Current Reports on Form 8-K. The first, dated November 1, 1999, announced that the Company had completed the Redomestication on October 25, 1999. The second, dated December 30, 1999, announced that Folksamerica had signed a definitive agreement to purchase PCA.

c.       EXHIBITS


----------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                               NAME
----------------------------------------------------------------------------------------------------------------------
   2        Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on S-4
            (No. 333-87649) dated September 23, 1999)

   3(a)     Memorandum of Continuance of the Company (incorporated by reference herein to the Company's Registration
            Statement on S-4 (No. 333-87649) dated September 23, 1999)

   3(b)     Bye-Laws of the Company (incorporated by reference herein to the Company's Registration Statement on S-4
            (No. 333-87649) dated September 23, 1999)

   4        Indenture dated January 1, 1993, with The First National Bank of Chicago, as trustee, pursuant to the
            Company's offering of $150 million of medium-term notes (incorporated by reference herein to the Company's
            Registration Statement on S-3 (No. 33-54006) dated October 30, 1992)

   9        Voting Trust Agreement dated September 2, 1994 between the Company, U S WEST Capital Corporation and The
            First National Bank of Chicago (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated April 10, 1994)

   10 (a)   Second Amended and Restated Credit Agreement dated February 24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (*)

   10 (b)   Amendment No. 1 dated March 23, 1999 to the Second Amended and Restated Credit Agreement dated February
            24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (*)

   10 (c)   Amendment No. 2 dated July 30, 1999 to the Second Amended and Restated Credit Agreement dated February 24,
            1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago    (*)

   10 (d)   Amendment No. 3 dated October 29, 1999 to the Second Amended and Restated Credit Agreement dated February
            24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (*)

   10 (e)   Credit Agreement dated February 24, 1999 among Folksamerica Holding Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

   10 (f)   Amendment No.1 dated June 29, 1999 to the Credit Agreement dated February 24, 1999 among Folksamerica
            Holding Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

   10 (g)   Amendment No. 2 dated October 29, 1999 to the Credit Agreement dated February 24, 1999 among Folksamerica
            Holding Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (*)

----------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                               NAME
----------------------------------------------------------------------------------------------------------------------
   10 (h)   Folksamerica Stock Purchase Agreement dated as of July 1, 1998 by and among the Company, White Mountains,
            Folksam Mutual General Insurance Company, Folksam International Insurance Co. Ltd, Weiner Staedtische
            Allgemeine Versicherung AG, P&V Assurances S.C. and Samvirke Skadeforsikring AS (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated August 18, 1998)

   10 (i)   Assignment and Assumption Agreement dated as of August 18, 1998 by and among Folksam Omsesidig
            Sakforsakring, Samvirke Skadeforsikring AS and the Company (incorporated by reference herein to Exhibit
            10(b) of the Company's Report on Form 8-K dated August 18, 1998)

   10 (j)   Subscription Agreement dated November 6, 1997 between Folksamerica, the Company, White Mountains, Folksam
            Mutual General Insurance Company, Folksam International Insurance Co. Ltd, Weiner Staedtische Allgemeine
            Versicherung AG, P&V Assurances S.C. and Samvirke Skadeforsikring AS (incorporated by reference herein to
            Exhibit 10(l) of the Company's 1997 Annual Report on Form 10-K)

   10 (k)   Securities Purchase Agreement dated March 6, 1996 between the Company and Folksamerica (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated June 19, 1996)

   10 (l)   Folksamerica Stock Purchase Agreement dated August 8, 1995 between the Company, Skandia U.S. Holding
            Corporation, and Skandia America Corporation (incorporated by reference herein to Exhibit 10(e) of the
            Company's 1995 Annual Report on Form 10-K)

   10 (m)   Guaranty, dated February 28, 1997, by the Company to and for the benefit of Chemical Mortgage Company
            (incorporated by reference herein to Exhibit 10(y) of the Company's 1996 Annual Report on Form 10-K)

   10 (n)   VGI Stock Acquisition Agreement dated February 10, 1999 between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company's 1998 Annual Report on Form 10-K)

   10 (o)   Transition Services Agreement dated March 25, 1999 between Source One and Citicorp Mortgage, Inc.
            (incorporated by reference herein to Exhibit 10(o) of the Company's 1998 Annual Report on Form 10-K)

   10 (p)   Source One Asset Purchase Agreement dated March 25, 1999 between the Company, Source One and Citicorp
            Mortgage Inc. (incorporated by reference herein to Exhibit 10(p) of the Company's 1998 Annual Report on Form
            10-K)

   10 (q)   Common Stock Warrant Agreement with respect to shares of the Company's Common stock between the Company and
            John J. Byrne (incorporated by reference herein to Exhibit 10(v) of the Company's Registration Statement on
            Form S-1 (No. 33-0199)) (**)

   10 (r)   The Company's Retirement Plan for Non-Employee Directors (incorporated by reference herein to Exhibit 10(aa)
            of the Company's 1992 Annual Report on Form 10-K) (**)

   10 (s)   The Company's Voluntary Deferred Compensation Plan, as amended on November 15, 1996 (incorporated by reference herein to Exhibit 10(o) of the Company's 1996 Annual Report on Form 10-K) (**)

   10 (t)   The Company's Deferred Benefit Plan, as amended on November 15, 1996 (incorporated by reference herein to
            Exhibit 10(p) of the Company's 1996 Annual Report on Form 10-K) (**)


----------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                               NAME
----------------------------------------------------------------------------------------------------------------------

   10 (u)   The Company's Long-Term Incentive Plan, as amended February 15, 1995 (incorporated by reference to Appendix
            I of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement)  (**)

   10 (v)   Stock Purchase Agreement by and among White Mountains Insurance Group, Inc., Consolidated International
            Group, Inc. and The Sellers Named Therein (incorporated by reference herein to Exhibit 10(a) of the
            Company's Report on Form 8-K dated June 1, 1999)

   10 (w)   Stock Purchase Agreement as of December 30, 1999, by and among Humana Inc., Physician Corporation of America and Folksamerica Holding Company, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's
            Report on Form 8-K dated December 30, 1999)

   10 (x)   Amended and Restated Management Contract by and between PCA and Humana Workers Compensation Services, Inc.
            (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated December 30,
            1999)

   10 (y)   Stock Purchase Agreement dated March 31, 1999, by and Between the Centris Group, Inc. and Folksamerica
            Holding Company, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated June 29, 1999)

   10 (z)   Stock Purchase and Indemnity Agreement by and among White Mountains and Dexia for all of the outstanding capital stock of White Mountains Holdings, Inc. and indirectly for certain of the outstanding capital stock of FSA (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated March 17,
            2000)

   11       Statement Re Computation of Per Share Earnings (***)

   16       Letter of KPMG LLP dated March 25, 1999, (incorporated by reference herein to Exhibit 16 of the Company's
            1998 Annual Report on Form 10-K)

   21       Subsidiaries of the Registrant (*)

   22       Notice of Special Meeting of Stockholders and Proxy Statement (incorporated by reference herein to the
            Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)

   23 (a)   Consent of PricewaterhouseCoopers dated March 27, 2000 (*)

   23 (b)   Consent of KPMG LLP dated March 27, 2000 (*)


   23 (c)   Consent of PricewaterhouseCoopers LLP dated March 27, 2000 relating to Folksamerica and FSA (*)

   24       Powers of Attorney (*)

   27       1999 Financial Data Schedule (*)


   99 (a)   Report of PricewaterhouseCoopers LLP dated February 2, 1999 relating to Folksamerica (incorporated by reference herein to Exhibit 99(a) of the Company's 1998 Annual Report on Form 10-K)

   99 (b)   The Consolidated Financial Statements of FSA and the related Report of Independent Accountants as of
            December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 (*)

---------------------------------
(*)   Included herein.

(**) Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of Form 10-K.

(***) Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

D.    FINANCIAL STATEMENT SCHEDULES

      The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 34 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: March 27, 2000                      By: /s/ MICHAEL S. PAQUETTE
                                          Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                          TITLE                             DATE
                   ---------                                          -----                             ----
                RAYMOND BARRETTE                      President and Director                      March 27, 2000
------------------------------------------
                Raymond Barrette


                TERRY L. BAXTER*                      Director                                    March 27, 2000
------------------------------------------
                Terry L. Baxter


                 JOHN J. BYRNE                        Chairman and Chief Executive Officer        March 27, 2000
-------------------------------------------
                 John J. Byrne


               PATRICK M. BYRNE*                      Director                                    March 27, 2000
-------------------------------------------
                Patrick M. Byrne


             HOWARD L. CLARK, JR.*                    Director                                    March 27, 2000
-------------------------------------------
              Howard L. Clark, Jr.



               ROBERT P. COCHRAN*                     Director                                    March 27, 2000
-------------------------------------------
               Robert P. Cochran


                STEVEN E. FASS*                       Director                                    March 27, 2000
-------------------------------------------
                 Steven E. Fass


           GEORGE J. GILLESPIE, III*                  Director                                    March 27, 2000
-------------------------------------------
            George J. Gillespie, III


               JOHN D. GILLESPIE*                     Director                                    March 27, 2000
-------------------------------------------
               John D. Gillespie


                K. THOMAS KEMP*                       Director                                    March 27, 2000
-------------------------------------------
                 K. Thomas Kemp


               GORDON S. MACKLIN*                     Director                                    March 27, 2000
-------------------------------------------
               Gordon S. Macklin


                FRANK A. OLSON*                       Director                                    March 27, 2000
-------------------------------------------
                 Frank A. Olson


              MICHAEL S. PAQUETTE                     Senior Vice President and Controller        March 27, 2000
-------------------------------------------
              Michael S. Paquette



*By:  /s/ RAYMOND BARRETTE
--------------------------------------------
         Raymond Barrette, Attorney-in-Fact

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

-----------------------------------------------------------------------------------------------------------------
                                                                                                            Form
                                                                                                            10-K
                                                                                                         page(s)
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1999 and 1998.........................................      35
Consolidated statements of income and comprehensive income for each of the years ended
     December 31, 1999, 1998 and 1997................................................................      36
Consolidated statements of shareholders' equity for each of the years ended
     December 31, 1999, 1998 and 1997................................................................      37
Consolidated statements of cash flows for each of the years ended
     December 31, 1999, 1998 and 1997................................................................      38
Notes to consolidated financial statements...........................................................      39

OTHER FINANCIAL INFORMATION:
Report on management's responsibilities..............................................................      68
Reports of independent accountants...................................................................      69
Selected quarterly financial data (unaudited)........................................................      71

FINANCIAL STATEMENT SCHEDULES:
   I.  Summary of investments other than investments in related parties...........................         72
  II.  Condensed financial information of the Registrant..........................................         73
 III.  Supplementary insurance information........................................................         75
  IV.  Reinsurance................................................................................         76
   V.  Valuation and qualifying accounts..........................................................         77
  VI.  Supplemental information concerning property and casualty insurance underwriters...........         78

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
                                                                                         -----------------------------
Dollars in millions                                                                           1999               1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity investments, at fair value (cost $957.9 and $916.1) ..................    $   924.5          $   929.6
Common equity securities, at fair value (cost $100.4 and $195.4) ....................        108.4              241.7
Other investments (cost $57.5 and $69.1) ............................................         68.3               77.5
Short-term investments, at amortized cost (which approximated fair value) ...........        117.5               79.0
                                                                                         -----------------------------
     Total investments ..............................................................      1,218.7            1,327.8
Cash ................................................................................          3.9               22.4
Investments in unconsolidated insurance affiliates ..................................        422.6              354.3
Reinsurance recoverable on paid and unpaid losses ...................................        193.7              137.3
Insurance and reinsurance balances receivable .......................................         49.8              124.7
Deferred acquisition costs ..........................................................         22.2               35.4
Investment income accrued ...........................................................         15.0               16.2
Other assets ........................................................................        106.9               35.2
Net assets of discontinued mortgage banking operations ..............................         16.3              110.4
                                                                                         -----------------------------
     Total assets ...................................................................    $ 2,049.1          $ 2,163.7
                                                                                         =============================
LIABILITIES
Loss and loss adjustment expense reserves ...........................................    $   851.0          $   811.7
Unearned insurance and reinsurance premiums .........................................         92.1              153.1
Short-term debt .....................................................................          4.0               51.5
Long-term debt ......................................................................        202.8              186.3
Deferred credit .....................................................................        100.6               37.1
Accounts payable and other liabilities ..............................................        184.3              221.5
                                                                                          ----------------------------
     Total liabilities ..............................................................      1,434.8            1,461.2
                                                                                          ----------------------------
SHAREHOLDERS' EQUITY
Common stock - authorized 15,000,000 and 125,000,000 Shares,
  issued 5,945,953 and 30,863,547 Shares ............................................          5.9               30.9
Paid-in surplus .....................................................................         67.0              354.2
Retained earnings ...................................................................        534.2            1,063.2
Common stock in treasury, at cost, 0 and 25,034,939 Shares ..........................            -            (871.0)
Accumulated other comprehensive net income, after tax ...............................          7.2              125.2
                                                                                          ----------------------------
     Total shareholders' equity .....................................................        614.3              702.5
                                                                                         -----------------------------
     Total liabilities and shareholders' equity .....................................    $ 2,049.1          $ 2,163.7
                                                                                         =============================

See Notes to Consolidated Financial Statements including Note 16 for Commitments and Contingencies.

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                           -------------------------------------------
Millions, except per Share amounts                                                 1999            1998          1997
----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Earned insurance and reinsurance premiums ...............................     $ 283.2        $  246.0      $  145.3
  Gain on sale of Valley Group ............................................        88.1               -             -
  Net realized gains on investments and other assets ......................        85.4            71.0          97.4
  Net investment income ...................................................        61.9            36.8          21.6
  Earnings from unconsolidated insurance affiliates .......................        31.1            24.3          21.3
  Amortization of deferred credit .........................................        11.8             2.7             -
  Other insurance operations revenue ......................................         3.7             9.5           7.8
                                                                              ----------------------------------------
       Total revenues .....................................................       565.2           390.3         293.4
                                                                              ----------------------------------------
EXPENSES:
  Losses and loss adjustment expenses .....................................       228.3           174.8          97.1
  Insurance and reinsurance acquisition expenses ..........................        73.4            54.8          23.2
  Compensation and benefits ...............................................        67.8            51.5          45.5
  General expenses ........................................................        19.5            15.9          15.7
  Interest expense ........................................................        14.7            13.7          10.6
                                                                              ----------------------------------------
       Total expenses .....................................................       403.7           310.7         192.1
                                                                              ----------------------------------------
PRETAX EARNINGS ...........................................................       161.5            79.6         101.3
  Income tax provision ....................................................       (53.1)          (28.5)        (36.4)
                                                                              ----------------------------------------
NET INCOME FROM CONTINUING OPERATIONS .....................................       108.4            51.1          64.9
  Gain from sale of discontinued mortgage banking operations ..............        11.6               -             -
  Net income (loss) from discontinued mortgage banking operations .........         1.0            27.4         (25.6)
                                                                              ----------------------------------------
NET INCOME ................................................................       121.0            78.5          39.3
                                                                              ========================================
OTHER COMPREHENSIVE NET INCOME (LOSS) ITEMS, AFTER TAX:
  Net unrealized gains (losses) for investments held during the period ....       (73.7)            38.1        105.1
  Net unrealized gains (losses) on foreign currency translation ...........          .9              (.9)           -
  Recognition of unrealized gains for investments sold during the period ..       (45.2)           (46.1)       (63.4)
                                                                              ----------------------------------------
COMPREHENSIVE NET INCOME ..................................................     $   3.0        $   69.6      $   81.0
                                                                              ========================================
BASIC EARNINGS PER SHARE:
     Net income ...........................................................     $ 21.50        $  13.38      $   5.98
     Comprehensive net income .............................................         .54           11.87         12.33

DILUTED EARNINGS PER SHARE:
     Net income ...........................................................     $ 19.73        $  11.94      $   5.40
     Comprehensive net income .............................................         .39           10.58         11.15
                                                                              ========================================

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------
                                                             Common                                   Net       Foreign
                                                          stock and                   Common   unrealized      currency
                                                            paid-in     Retained    stock in   investment   translation
Millions                                          Total     surplus     earnings    treasury        gains    adjustment
------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997 ................    $ 686.9     $ 398.4    $1,067.1     $(871.0)    $  92.4       $  -
                                               -------------------------------------------------------------------------
Net income .................................       39.3           -        39.3           -           -          -
Dividends to shareholders ..................       (5.3)          -        (5.3)          -           -          -
Shares repurchased and retired .............     (103.7)      (11.5)      (92.2)          -           -          -
Change in net unrealized investment
  gains and losses, after tax ..............       41.7           -           -           -        41.7          -
                                               -------------------------------------------------------------------------
Balances at December 31, 1997 ..............      658.9       386.9     1,008.9      (871.0)      134.1          -
                                               -------------------------------------------------------------------------
Net income .................................       78.5           -        78.5           -           -          -
Dividends to shareholders ..................       (9.4)          -        (9.4)          -           -          -
Shares repurchased and retired .............      (19.8)       (1.8)      (18.0)          -           -          -
Change in net unrealized investment
  gains and losses and other, after tax ....       (8.9)          -           -           -        (8.0)       (.9)
Other ......................................        3.2           -         3.2           -           -          -
                                               -------------------------------------------------------------------------
Balances at December 31, 1998 ..............      702.5       385.1     1,063.2      (871.0)      126.1        (.9)
                                               -------------------------------------------------------------------------
Net income .................................      121.0           -       121.0           -           -          -
Dividends to shareholders ..................       (8.8)          -        (8.8)          -           -          -
Issuances of Shares from treasury ..........       57.1           -       (58.8)      115.9           -          -
Shares repurchased and retired .............     (139.5)     (312.2)     (582.4)      755.1           -          -
Change in net unrealized investment
  gains and losses and other, after tax ....     (118.0)          -           -           -      (118.9)        .9
                                              --------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999 ..............    $ 614.3     $  72.9      $534.2     $     -     $   7.2       $  -
                                              =========================================================================

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
Millions                                                                           1999          1998           1997
----------------------------------------------------------------------------------------------------------------------
Net income ...................................................................$  121.0       $  78.5        $   39.3
Reconciliation of net income to cash flows from operating activities:
     Gain from sale of discontinued mortgage banking operations, after tax ...   (11.6)             -              -
     Net (income) loss from discontinued operations ..........................    (1.0)        (27.4)           25.6
     Gain on sale of Valley Group ............................................   (88.1)             -              -
     Undistributed earnings from unconsolidated insurance affiliates .........   (29.0)        (19.1)          (14.7)
     Net realized gains on investments and other assets ......................   (85.4)        (71.0)          (97.4)
     Amortization of deferred credit .........................................   (11.8)         (2.7)              -
     Decrease (increase) in reinsurance recoverable ..........................     5.7          (2.7)           33.2
     Decrease (increase) in insurance and reinsurance premiums receivable ....    15.5          (2.4)           (3.8)
     (Decrease) increase in insurance loss and loss adjustment expense
        reserves .............................................................   (83.2)         13.7             6.6
     Net change in current and deferred income taxes receivable and payable ..    55.6          (7.1)           19.8
     (Decrease) increase in other liabilities ................................   (97.9)         16.5             2.3
     Decrease (increase) in other assets .....................................     7.4          25.1           (14.5)
     Other, net ..............................................................    (5.5)         (5.3)           12.3
                                                                              --------------------------------------
Net cash (used for) provided from operating activities .......................  (208.3)         (3.9)            8.7
                                                                              --------------------------------------
Cash flows from investing activities:
     Net (increase) decrease in short-term investments .......................   (41.3)         38.8           (19.0)
     Sales of common equity securities and other investments .................   256.4         137.5           197.4
     Sales and maturities of fixed maturity investments ......................   273.7         132.8            92.4
     Purchases of common equity securities and other investments .............   (71.1)        (56.1)            (.8)
     Purchases of fixed maturity investments .................................   (89.4)       (122.7)         (102.6)
     Investments in unconsolidated insurance affiliates ......................  (115.7)        (70.3)          (44.4)
     Purchase of consolidated affiliates .....................................  (118.6)       (167.5)              -
     Proceeds from sales of consolidated affiliates ..........................   144.5             -               -
     Net purchases of fixed assets ...........................................    (1.0)         (1.1)           (3.8)
                                                                              --------------------------------------
Net cash provided from (used for) investing activities .......................   237.5        (108.6)          119.2
                                                                              --------------------------------------
Cash flows from financing activities:
     Net (decrease) increase of short-term debt ..............................   (51.6)          (.4)             .3
     Issuances of long-term debt .............................................   100.0          50.0               -
     Repayments of long-term debt ............................................   (86.4)         (1.1)           (1.1)
     Shares repurchased and retired ..........................................  (139.4)        (19.5)         (103.8)
     Proceeds from exercises of Warrants and stock options ...................    21.7             -               -
     Cash dividends paid to common shareholders ..............................    (8.8)         (9.4)           (5.3)
                                                                              --------------------------------------

Net cash (used for) provided from financing activities .......................  (164.5)         19.6          (109.9)
                                                                              --------------------------------------

Net cash provided from (used for) discontinued operations ....................   116.8         108.3           (15.8)
                                                                              --------------------------------------

Net (decrease) increase in cash during year ..................................   (18.5)         15.4             2.2
                                                                              --------------------------------------

Cash balance at beginning of year ............................................    22.4           7.0             4.8
                                                                              --------------------------------------

Cash balance at end of year ..................................................$    3.9       $  22.4          $  7.0
                                                                              ======================================

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company's consolidated operating subsidiaries at December 31, 1999 principally consisted of Folksamerica, PIC, ACIC, BICC and Waterford. The Company's principal unconsolidated affiliates at December 31, 1999 consisted of FSA and MSA. All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation, including the segregation of mortgage banking net assets and mortgage banking net income as discontinued operations which relates to a decision made by the Company during 1999 to exit from the mortgage banking business. See Note 2.

     White Mountains has completed numerous significant transactions that have affected the comparability of the financial statement information presented herein.

 INVESTMENT SECURITIES

     White Mountains' portfolio of fixed maturity investments, common equity securities and other investments are classified as available for sale and are reported at fair value as of the balance sheet date. Net unrealized investment gains and losses, after tax, associated with such investments are reported as a net amount as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, are reported as a component of other comprehensive net income.

     Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

     Other investments principally include investments in limited partnership interests which are recorded using the equity method of accounting.

     Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.

     Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 1999 and 1998.

     White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $59.5 million and $57.7 million as of December 31, 1999 and 1998, respectively.


CASH

     Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

INSURANCE AND REINSURANCE OPERATIONS

     Premiums written are recognized as revenues and are earned ratably over the terms of the related policies or reinsurance treaties. Unearned premiums represent the portion of premiums collected that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force.

     Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

     Losses and loss adjustment expenses are charged against income as incurred. Unpaid insurance losses and loss adjustment expenses are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and loss adjustment expenses are based on reports received from ceding companies. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

     Due to the nature of the policies written by White Mountains' insurance subsidiaries, the Company's exposure to environmental and asbestos liabilities is limited. However, as case law expands, White Mountains may be subject to environmental and asbestos loss and loss adjustment expense liabilities beyond that intended by policy coverage. White Mountains' insurance subsidiaries have estimated environmental and asbestos loss and loss adjustment expense liabilities based upon several factors including facts surrounding reported cases (such as policy limits and deductibles), current law, past and projected claim activity and past settlement values for similar claims. The Company believes that recorded reserves related to environmental and asbestos loss and loss adjustment expenses are adequate. Furthermore, in the event that current case law is expanded to include claims not contemplated in the establishment of White Mountains' recorded environmental and asbestos loss and loss adjustment expense reserves, the Company believes that it is unlikely that these claims will have a material adverse effect on its financial condition or liquidity. Nonetheless, due to the inherent uncertainty present in the establishment of environmental and asbestos loss and loss adjustment expense liabilities, the possibility exists that the reserves for environmental and asbestos liabilities could be revised in the near term.

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves (e.g., prepaid reinsurance premiums) have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.


DEFERRED CREDIT

     As of December 31, 1999 and 1998, White Mountains had deferred credit balances of $100.6 million and $37.1 million, respectively. These deferred credits resulted from the transactions outlined below.

     During 1999 White Mountains completed its acquisition of CIG for $86.7 million in cash. Because the cost acquiring CIG was less than the value of its net identifiable assets, the Company recorded a $62.0 million deferred credit (negative goodwill) which is being amortized ratably over the estimated period of benefit of three years.

     During 1999 White Mountains exercised its FSA Options and acquired 2,560,607 shares of FSA Common Stock. In accordance with GAAP, White Mountains accounted for its FSA Options at fair value and accounts for its investment in FSA Common Stock on the equity method of accounting. Upon the exercises of the FSA Options, White Mountains was required to write down its investments in the FSA Options to their original cost. Because the cost of White Mountains' investment in FSA Common Stock (resulting from the exercise of the FSA Options) was less than the incremental portion of FSA's net identifiable assets it acquired at the date of exercise, White Mountains recorded a $14.2 million deferred credit that is being amortized to income ratably over the estimated period of benefit of five years.

     During 1998 White Mountains acquired all outstanding shares of Folksamerica Common Stock for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Prior to 1998, White Mountains owned a 50.0% non-consolidated interest in Folksamerica through its investments in Folksamerica Preferred Stock and Folksamerica Common Stock. In accordance with GAAP, White Mountains accounted for its investment in Folksamerica Preferred Stock at fair value and accounts for its investment in Folksamerica Common Stock on the equity method of accounting. Upon the acquisition of Folksamerica, White Mountains was required to write down its investment in Folksamerica Preferred Stock to its original cost. Because the cost of White Mountains' investment in Folksamerica Preferred Stock was less than the value of Folksamerica's net identifiable assets at the date of acquisition, White Mountains recorded a $39.8 million deferred credit that is being amortized to income ratably over the estimated period of benefit of 5 years.

INCOME AND WITHHOLDING TAXES

     Deferred tax assets and liabilities are recorded when a difference between an asset or liability's financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes". The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

     As a result of the Redomestication, income earned by the Offshore Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Onshore Companies continue to be subject to United States income taxes.

     The Company is no longer subject to United States income taxes on its direct earnings. The Company's Barbados subsidiaries are generally subject to a 5% United States withholding tax and a 1% Barbados income tax on dividends received from its subsidiaries. Therefore, it is White Mountains' policy to accrue a 1% foreign income tax and a 5% United States withholding tax on the equity in earnings of each of its Onshore Companies. In addition, the Company may be subject to an 8% state tax on dividends it receives from certain of its subsidiaries. Therefore, it is the Company's policy to accrue an 8% state income tax on dividends it is expected to receive in any given period from such subsidiaries. These taxes are recorded in addition to United States income taxes accrued by its Onshore Companies.

FOREIGN CURRENCY TRANSLATION

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in a foreign currencies. Net unrealized foreign currency translation gains and losses associated with Folksamerica and BICC are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income.


ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

     In October 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-7 entitled "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. White Mountains is currently evaluating the impact of the adoption of SOP 98-7 and the potential effects on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective beginning after June 15, 2000, with initial application as of the beginning of the first quarter of the applicable fiscal year. White Mountains is currently evaluating the impact of the adoption of SFAS 133 and the potential effects on its financial position and results of operations.

     In March 1998, the AICPA issued SOP 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1 did not have a material impact on White Mountains' financial position or results of operations.

     In December 1997, the AICPA issued SOP 97-3 entitled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP No. 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and how to measure the liability. This statement is effective for fiscal years beginning after December 15, 1998. SOP No. 97-3 did not have a material effect on the results of operations or financial position.

EARNINGS PER SHARE

     Basic earnings per Share amounts are based on the weighted average number of Shares outstanding. Diluted earnings per Share amounts are based on the average number of Shares and potential dilutive Shares outstanding. Potential dilutive Shares include outstanding stock options and Warrants. In the diluted earnings per Share calculation, the Company's net income is reduced by an amount deemed to be reflective of the dilution to FSA's reported net income caused by its investment in FSA Preferred Stock. The following table outlines the Company's computation of earnings per Share for the years ended December 31, 1999, 1998 and 1997:

----------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                              ----------------------------------------
                                                                                    1999           1998          1997
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income ................................................................       $121.0        $  78.5       $  39.3
                                                                              =========================================
Net income from continuing operations .....................................       $108.4        $  51.1       $  64.9
                                                                              ========================================
Comprehensive net income ..................................................       $  3.0        $  69.6       $  81.0
                                                                              ========================================
DILUTED EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income ................................................................       $121.0        $  78.5       $  39.3
   Dilution to earnings from unconsolidated insurance affiliates ..........         (.6)           (.4)          (.2)
                                                                              -----------------------------------------
Diluted net income ........................................................       $120.4        $  78.1       $  39.1
                                                                              =========================================
Diluted net income from continuing operations .............................       $107.8        $  50.7       $  64.7
                                                                              =========================================
Diluted comprehensive net income ..........................................       $  2.4        $  69.2       $  80.8
                                                                              =========================================


EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per Share denominator (average Shares outstanding) .........        5,630          5,866         6,570
   Average outstanding dilutive stock options and Warrants (a) ............          472            669           674
                                                                              ----------------------------------------
Diluted earnings per Share denominator ....................................        6,102          6,535         7,244
                                                                              ========================================
BASIC EARNINGS PER SHARE (IN DOLLARS):
Net income ................................................................       $21.50        $ 13.38       $  5.98
                                                                              ========================================
Net income from continuing operations .....................................       $19.25        $  8.71       $  9.88
                                                                              ========================================
Comprehensive net income ..................................................       $  .54        $ 11.87       $ 12.33
                                                                              ========================================
DILUTED EARNINGS PER SHARE (IN DOLLARS):
Net income ................................................................       $19.73        $ 11.94       $  5.40
                                                                              ========================================
Net income from continuing operations .....................................       $17.66        $  7.75       $  8.93
                                                                              ========================================
Comprehensive net income ..................................................       $  .39        $ 10.58       $ 11.15
                                                                              ========================================

(a) See Note 10 for detailed information concerning outstanding dilutive stock options and Warrants.

NOTE 2.  DISCONTINUED MORTGAGE BANKING OPERATIONS

     On May 1, 1999, White Mountains concluded the Mortgage Banking Sale which encompassed substantially all the mortgage banking assets of WMSC and received net proceeds totalling $180.6 million (which was net of WMSC's public indebtedness assumed by Citibank and WMSC's credit agreement borrowings which were required to be repaid at closing). Mortgage banking assets and liabilities that were not part of the Citibank sale principally included WMSC's investments in financial instruments, pool loan purchases and preferred stock, each of which were substantially liquidated during 1999. White Mountains recorded an estimated $11.6 million after tax gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during 1999. As a result of the Company's decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

     Summary condensed financial results of discontinued mortgage banking operations follow:


                                  CONDENSED STATEMENTS OF NET ASSETS

--------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                              --------------------------
Millions                                                                           1999            1998
--------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and investments .................................................     $  13.8       $    19.4
     Capitalized mortgage servicing rights ................................           -           169.7
     Mortgage loans held for sale .........................................           -           676.3
     Pool loan purchases ..................................................        26.9           165.0
     Other mortgage origination and servicing assets ......................         2.1           106.9
     Other assets .........................................................        15.7            90.1
                                                                              --------------------------
         Total assets .....................................................     $  58.5       $ 1,227.4
                                                                              --------------------------
LIABILITIES AND PREFERRED STOCK:
     Short-term debt ......................................................     $     -       $   697.0
     Long-term debt .......................................................           -           173.4
     Accounts payable and other liabilities ...............................        42.2           202.6
     Preferred stock ......................................................           -            44.0
                                                                              --------------------------
         Total liabilities and preferred stock ............................        42.2         1,117.0
                                                                              --------------------------
     Net assets of discontinued mortgage banking operations ...............     $  16.3       $   110.4
                                                                              ==========================

                                   CONDENSED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                              ----------------------------------------
Millions                                                                          1999             1998          1997
----------------------------------------------------------------------------------------------------------------------
REVENUES:
     Net investment income ...............................................     $  27.8          $  81.6       $  43.5
     Net gain on sales of mortgages ......................................        25.4             86.8          21.5
     Net mortgage servicing revenue ......................................        10.4             43.3          38.2
     Other mortgage operations revenue ...................................        12.0             47.1          14.3
                                                                              ----------------------------------------
         Total revenues ..................................................        76.2            258.8         117.5
                                                                              ----------------------------------------
EXPENSES:
     Compensation and benefits ...........................................        28.5             78.7          56.3
     Interest expense ....................................................        24.5             70.2          35.4
     General expenses ....................................................        19.3             59.5          57.9
                                                                              ----------------------------------------
         Total expenses ..................................................        72.3            208.4         149.6
                                                                              ----------------------------------------
     Pretax earnings (loss) ..............................................         3.9             50.4        (32.1)
        Income tax benefit (provision) ...................................        (1.7)           (19.3)        10.2
                                                                              ----------------------------------------
     Net income (loss) before preferred stock dividends ..................         2.2             31.1        (21.9)
         Preferred stock dividends .......................................        (1.2)            (3.7)        (3.7)
                                                                              ----------------------------------------
     Net income (loss) from discontinued mortgage banking operations .....       $ 1.0          $  27.4       $(25.6)
                                                                              ========================================


NOTE 3.  REINSURANCE OPERATIONS

     On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of Folksamerica Common Stock for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of White Mountains as of that date. Prior to that date, White Mountains owned a 50% non-consolidated interest in Folksamerica, primarily through the Folksamerica Preferred Stock.

     Supplemental condensed unaudited pro forma financial information for the year ended December 31, 1998, which assumes that White Mountains' acquisition of all the outstanding Folksamerica Common Stock had occurred as of January 1, 1998, follows:

----------------------------------------------------------------------------------
                                                                 (Unaudited)
                                                                  Pro Forma
                                                                  Year Ended
Millions, except per Share amounts                            December 31, 1998
----------------------------------------------------------------------------------
Total revenues ........................................             $ 576.3
Net income ............................................             $  95.0
Comprehensive net income ..............................             $  95.8

BASIC EARNINGS PER SHARE:
  Net income ..........................................             $ 16.19
  Comprehensive net income ............................             $ 16.33

DILUTED EARNINGS PER SHARE:
  Net income ..........................................             $ 14.46
  Comprehensive net income ............................             $ 14.59
                                                                ------------------

     The unaudited pro forma information presented does not purport to represent what White Mountains' results of operations actually would have been had White Mountains acquired all the outstanding common stock of Folksamerica as of January 1, 1998, or to project White Mountains' results of operations for any future date or period.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes White Mountains' loss and loss adjustment expense reserve activity relating to Folksamerica for the year ended December 31, 1999 and the interim period from August 18, 1998 to December 31, 1998:


----------------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED           Period Ended
Millions                                                                      DECEMBER 31, 1999    December 31, 1998
----------------------------------------------------------------------------------------------------------------------
Beginning balance ........................................................         $ 723.2               $ 726.1
    Less beginning reinsurance recoverable ...............................          (129.0)               (124.1)
                                                                              -----------------------------------------
Net loss and loss adjustment expense reserves ............................           594.2                 602.0
Loss and loss adjustment expense reserves acquired - USF Re ..............           106.5                     -
Losses and loss adjustment expenses incurred relating to:
    Current year losses ..................................................           152.9                  58.6
    Prior year losses ....................................................            29.3                   1.1
                                                                             ------------------------------------------
Total incurred losses and loss adjustment expenses .......................           182.2(a)               59.7
Loss and loss adjustment expenses paid relating to:
    Current year losses ..................................................           (55.4)                (13.0)
    Prior year losses ....................................................          (181.6)                (54.5)
                                                                             ------------------------------------------
Total loss and loss adjustment expense payments ..........................          (237.0)                (67.5)
Net ending balance .......................................................           645.9                 594.2
    Plus ending reinsurance recoverable ..................................           136.2                 129.0
                                                                             -----------------------------------------
Gross ending balance .....................................................         $ 782.1               $ 723.2
                                                                             ==========================================

(a) Includes adverse loss development on USF Re acquired reserves. This adverse development resulted in a $14.0 million reduction in Folksamerica's USF Re seller note payable. See Note 7.

     During 1999 Folksamerica acquired USF Re for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which can be reduced by adverse loss development at USF Re post acquisition). Incurred losses for the year ended December 31, 1999 related to prior accident years are primarily attributable to reserve additions related to: (i) adverse loss development on USF Re acquired reserves of $20.1 million pretax (which resulted in a reduction of the USF Re seller note of $14.0 million) and (ii) reserve additions relating to asbestos and environmental liability exposures.

     As of December 31, 1999 and 1998, Folksamerica carried reported case reserves for environmental exposures of $9.9 million and $14.9 million, ($8.4 million and $10.9 million, net of reinsurance) respectively. As of December 31, 1999 and 1998, Folksamerica carried reported case reserves for asbestos exposures of $34.5 million and $29.5 million ($22.3 million and $17.9 million net of reinsurance), respectively. Folksamerica carried IBNR reserves for these exposures as of December 31, 1999 and 1998 of $25.2 million ($19.2 million net of reinsurance).


ADDITIONAL REINSURANCE OPERATIONS INFORMATION

     For the period from August 18, 1998 to December 31, 1998, White Mountains recorded $73.7 million of premiums written, $85.4 million of premiums earned, $29.1 million of reinsurance acquisition costs and $59.7 million of loss and loss adjustment expenses relating to

Folksamerica. These amounts are shown net of reinsurance ceded by Folksamerica of $9.4 million of premiums written, $8.8 million of premiums earned, $.9 million of reinsurance acquisition costs and $19.0 million of loss and loss adjustment expenses.

     Folksamerica's policyholders' surplus, as reported to various regulatory authorities as of December 31, 1999 and 1998, was $338.5 million and $328.5 million, respectively. Folksamerica's statutory net income for the year ended December 31, 1999 and for the period from August 18, 1998 to December 31, 1998 was $48.6 million and $9.0 million, respectively. The principal differences between Folksamerica's statutory amounts and the amounts reported in accordance with GAAP (Folksamerica's stand-alone shareholder's equity was $249.4 million and $302.0 million at December 31, 1999 and 1998, respectively, and its net income was $63.7 million and $5.5 million for the year ended December 31, 1999 and for the period from August 18, 1998 to December 31, 1998, respectively) include deferred taxes, deferred acquisition costs and market value adjustments for debt securities. Folksamerica's statutory policyholders' surplus at December 31, 1999 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the state of New York, Folksamerica is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by Folksamerica in the future. At December 31, 1999, Folksamerica had the ability to pay a dividend to its shareholder of $33.9 million without prior approval of regulatory authorities.

     On December 30, 1999, Folksamerica announced that it had signed a definitive agreement to purchase PCA, a Florida-domiciled workers' compensation insurance company, from Humana Inc. The transaction, for $125.0 million in cash, is subject to regulatory approvals.

     On January 10, 2000, Folksamerica announced that it had signed a definitive agreement to acquire substantially all the reinsurance operations of RCRe, a wholly-owned subsidiary of Risk Capital Holdings, Inc., for consideration of $20.3 million. The transaction is subject to regulatory approvals.

     During the year ended December 31, 1999, Folksamerica received approximately 67% of its gross reinsurance premiums written from three major reinsurance brokers as follows: (i) Guy Carpenter and affiliates - 26%; (ii) E.W. Blanch - 21%; and (iii) AON Re, Inc. - 20%. During the year ended December 31, 1999, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company.


NOTE 4.  CONSOLIDATED INSURANCE OPERATIONS

     On October 15, 1999, White Mountains completed its acquisition of CIG for $86.7 million in cash. CIG's principal operating subsidiaries are PIC, a commercial and personal lines writer, and ACIC and BICC, both of which are in run-off.

     On June 17, 1999, White Mountains completed the Valley Group Sale and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford. In connection with the Valley Group Sale, White Mountains recorded a pretax gain of $88.1 million, $53.8 million after tax. As part of the Valley Group Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections for approximately four years. These protections are not expected to result in a material subsequent purchase price adjustment.

     For the years ended December 31,1998 and 1997, VGI contributed $5.0 million and $7.2 million, respectively, to net income. For the year ended December 31, 1999, VGI's contribution to net income was not material.


LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes loss and loss adjustment expense reserve activity for White Mountains' consolidated property and casualty insurance operations for the years ended December 31, 1999, 1998 and 1997:

----------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                            ------------------------------------------
Millions                                                                             1999           1998         1997
----------------------------------------------------------------------------------------------------------------------
Beginning balance ....................................................             $ 88.5         $ 71.9      $  65.4
    Less beginning reinsurance recoverable ...........................               (8.9)          (8.7)        (9.2)
                                                                            ------------------------------------------
Net loss and loss adjustment expense reserves ........................               79.6           63.2         56.2

Loss and loss adjustment expense reserves sold - VGI .................              (87.8)             -            -
Loss and loss adjustment expense reserves acquired - CIG .............               22.5              -            -
Losses and loss adjustment expenses incurred relating to:
    Current year losses ..............................................               57.5          108.4         99.6
    Prior year losses ................................................                2.6            6.7         (2.5)
                                                                            ------------------------------------------
Total incurred losses and loss adjustment expenses ...................               60.1          115.1         97.1
Loss and loss adjustment expense payments ............................              (38.3)         (98.7)       (90.1)
Net ending balance ...................................................               36.1           79.6         63.2
    Plus ending reinsurance recoverable ..............................               32.8            8.9          8.7
                                                                            ------------------------------------------
Gross ending balance .................................................             $ 68.9        $  88.5      $  71.9
                                                                            ==========================================

     Total policyholders' surplus of PIC and ACIC at December 31, 1999, as reported to regulatory authorities, was $76.8 million. Statutory net loss for the period from October 16, 1999 to December 31, 1999 for PIC and ACIC totalled $3.9 million. The principal differences between PIC and ACIC's statutory amounts and the amounts reported in accordance with GAAP (PIC and ACIC's total shareholder's equity was $73.0 million at December 31, 1999 and its net loss was $3.3 million for the period from October 16, 1999 to December 31, 1999) include deferred taxes, deferred acquisition costs and market value adjustments for debt securities. PIC and ACIC's statutory policyholders' surplus at December 31, 1999 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the various states under which PIC and ACIC are domiciled, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance that dividends may be paid by PIC and ACIC in the future. At December 31, 1999, $11.0 million of PIC and ACIC's total statutory surplus was available for the payment of dividends to its shareholders without prior approval of regulatory authorities.

NOTE 5.  INVESTMENT SECURITIES

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations and dividend income from its equity investments. Net investment income for 1999, 1998 and 1997 consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                              ----------------------------------------
Millions                                                                            1999           1998          1997
----------------------------------------------------------------------------------------------------------------------
Investment income:
   Fixed maturity investments ........................................            $ 53.6         $ 28.4       $  11.3
   Common equity securities ..........................................               3.2            3.6           7.3
   Short-term investments ............................................               6.1            3.4           3.5
   Other .............................................................                .3            2.2             -
                                                                              ----------------------------------------
Total investment income ..............................................              63.2           37.6          22.1
   Less investment expenses and other charges ........................              (1.3)           (.8)          (.5)
                                                                              ----------------------------------------
Net investment income, before tax ....................................            $ 61.9         $ 36.8       $  21.6
                                                                              ========================================

     Total net investment gains and losses (excluding net unrealized gains and losses from investments in unconsolidated insurance affiliates), before tax, associated with White Mountains' investment portfolio consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                              ----------------------------------------
Millions                                                                            1999            1998         1997
----------------------------------------------------------------------------------------------------------------------
Gross realized investment gains .............................................     $ 90.4         $  74.0      $  98.3
Gross realized investment losses ............................................      (20.8)           (3.0)         (.9)
                                                                              ----------------------------------------
Net realized investment gains ...............................................       69.6(a)         71.0         97.4
Change in net unrealized investment gains ...................................      (89.8)          (46.2)        (9.7)
                                                                              ----------------------------------------
Total net investment gains (losses) for investments held during the period,
   before tax ...............................................................     $(20.2)        $  24.8      $  87.7
                                                                              ========================================

(a) Excludes a $15.8 million realized gain on sale of the USF Re shell company

     The composition of pretax realized gains consisted of the following:


--------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                    ----------------------------------------
Millions                                                  1999            1998         1997
--------------------------------------------------------------------------------------------
Fixed maturity investments ......................       $   .7         $   1.6      $    .6
Common equity securities ........................         61.3            22.6         59.5
Other investments ...............................          7.6            46.8         37.3
                                                    ----------------------------------------
Net realized investment gains ...................       $ 69.6(a)      $  71.0      $  97.4
                                                    ========================================

(a) Excludes a $15.8 million realized gain on sale of the USF Re shell company

     The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
                                                                              --------------------------------------
Millions                                                                                          1999         1998
--------------------------------------------------------------------------------------------------------------------
Investment securities:
    Gross unrealized investment gains ......................................                   $ 21.6       $ 68.4
    Gross unrealized investment losses .....................................                    (37.8)        (2.5)
                                                                              --------------------------------------
Net unrealized gains (losses) from investment securities ...................                    (16.2)        65.9
Net unrealized gains from investments in unconsolidated insurance affiliates                     30.0        128.1
                                                                              --------------------------------------
Total net unrealized investment gains, before tax ..........................                   $ 13.8       $194.0
                                                                              ======================================

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 1999 and 1998, were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31, 1999
                                                              --------------------------------------------------------
                                                                  Cost or           Gross         Gross
                                                                amortized      unrealized    unrealized      Carrying
Millions                                                             cost           gains        losses         value
----------------------------------------------------------------------------------------------------------------------
U. S. Government and agency obligations ...................        $351.5             $.6       $(14.5)        $337.6
Debt securities issued by industrial corporations .........         330.8              .4        (11.8)         319.4
Municipal obligations .....................................         132.0              .7         (4.0)         128.7
Mortgage-backed securities ................................          93.1              .1         (3.9)          89.3
Foreign government obligations ............................          50.5              .1         (1.1)          49.5
                                                              --------------------------------------------------------
     Total fixed maturity investments .....................        $957.9            $1.9       $(35.3)        $924.5
                                                              ========================================================


----------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 1998
                                                            ----------------------------------------------------------
                                                                  Cost or           Gross         Gross
                                                                amortized      unrealized    unrealized      Carrying
Millions                                                             cost           gains        losses         value
----------------------------------------------------------------------------------------------------------------------
Debt securities issued by industrial corporations ...........      $351.9           $ 7.0        $(1.0)        $357.9
U. S. Government and agency obligations .....................       217.6             4.7          (.3)         222.0
Municipal obligations .......................................       189.1             2.8          (.1)         191.8
Mortgage-backed securities ..................................        79.0              .9          (.7)          79.2
MediaOne redeemable preferred stock .........................        49.8               -             -          49.8
Foreign government obligations ..............................        26.7              .3          (.1)          26.9
Other fixed maturity investments ............................         2.0               -             -           2.0
                                                                 ------------------------------------------------------
     Total fixed maturity investments .......................      $916.1           $15.7        $(2.2)        $929.6
                                                                 ======================================================

     The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 1999 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------
                                                                    DECEMBER 31, 1999
                                                           ----------------------------------
                                                                     Cost or
                                                                   amortized        Carrying
Millions                                                                cost           value
---------------------------------------------------------------------------------------------
Due in one year or less ..............................                 $81.0           $80.3
Due after one year through five years ................                 455.8           443.4
Due after five years through ten years ...............                 300.0           285.4
Due after ten years ..................................                  28.0            26.1
Mortgage-backed securities ...........................                  93.1            89.3
                                                                  ---------------------------
     Total ...........................................                $957.9          $924.5
                                                                  ===========================

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 1999 and 1998, were as follows:

---------------------------------------------------------------------------------------------------
                                                              DECEMBER 31, 1999
                                             ------------------------------------------------------
                                               Cost or           Gross         Gross
                                             amortized      unrealized    unrealized      Carrying
Millions                                          cost           gains        losses         value
---------------------------------------------------------------------------------------------------
Common equity securities ................       $100.4           $14.8        $(6.8)        $108.4
                                              =====================================================
Other investments .......................       $ 57.5           $11.4         $(.6)         $68.3
                                              =====================================================

----------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 1998
                                                               -------------------------------------------------------
                                                                  Cost or           Gross         Gross
                                                                amortized      unrealized     unrealized      Carrying
Millions                                                             cost           gains         losses         value
-----------------------------------------------------------------------------------------------------------------------
Common equity securities ..................................        $195.4           $51.4        $(5.1)        $241.7
                                                               ========================================================
Other investments .........................................        $ 69.1           $ 8.6         $(.2)         $77.5
                                                               =======================================================

     Sales and maturities of investments, excluding short-term investments, totalled $530.1 million, $270.3 million and $158.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 1999, 1998 and 1997.

     The components of the White Mountains' change in net unrealized investment gains, after tax, from 1997 to 1999 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                              --------------------------------------
Millions                                                                            1999          1998           1997
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains ..............................................   $   69.6(a)     $ 71.0         $ 97.4
  Income tax expense applicable to net realized investment gains ...........      (24.4)        (24.9)         (34.0)
                                                                              ----------------------------------------
Net realized investment gains, after tax ...................................   $   45.2        $ 46.1        $  63.4
                                                                              ========================================
Net unrealized investment holding gains (losses) arising during the year ...   $ (118.4)       $ 58.6        $ 162.0
  Income taxes applicable to net unrealized investment holding gains .......       44.7         (20.5)         (56.9)
                                                                              ----------------------------------------
Net unrealized investment holding gains arising during the year, after tax ..     (73.7)         38.1          105.1
  Recognition of unrealized gains for investments sold, after tax ..........      (45.2)        (46.1)         (63.4)
                                                                              ----------------------------------------
Change in net unrealized investment gains, after tax .......................   $ (118.9)       $ (8.0)       $  41.7
                                                                              ========================================

(a) Excludes a $15.8 million realized gain on sale of the USF Re shell company

NOTE 6. THIRD PARTY REINSURANCE

     In the normal course of business, White Mountains' insurance subsidiaries seek to limit losses that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. White Mountains remains liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss. White Mountains' insurance subsidiaries evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers to minimize the Company's exposure to significant losses from reinsurer insolvencies.

REINSURANCE OPERATIONS

     At December 31, 1999, Folksamerica has reinsurance recoverables with a carrying value of $46.7 million associated with London Life and Casualty Reinsurance Corporation. At December 31, 1999, Folksamerica holds a letter of credit and funds withheld as collateral for amounts due from London Life and Casualty in excess of the recoverable balance.

INSURANCE OPERATIONS

     ACIC is a party to an aggregate excess of loss contract with Gerling Global International Reinsurance Company, Ltd. ("Gerling") to reinsure direct excess liability policies written prior to December 31, 1985. At December 31, 1999, ACIC had reinsurance recoverables with a carrying value of $23.3 million with Gerling under the contract. ACIC holds a letter of credit and assets held in trust as collateral for amounts due under the Gerling contract.

     The effects of reinsurance on White Mountains' written and earned premiums and on loss and loss adjustment expenses was as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Consolidated Property and Casualty
                                                                                      Insurance Operations
                                                                               ------------------------------------
                                                               Reinsurance     ACIC, PIC and
Millions                                                       Operations (a)      BICC (b)   VGI (c)     Waterford       Total
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Gross written premiums:
   Direct ..................................................    $    2.2       $  4.9       $   48.2       $   9.5       $   64.8
   Assumed .................................................       236.2          2.3           30.1           1.5          270.1
   Ceded ...................................................       (36.7)        (3.0)         (10.9)         (9.6)         (60.2)
                                                                -------------------------------------------------------------------
Net written premiums .......................................    $  201.7       $  4.2       $   67.4       $   1.4       $  274.7
                                                                -------------------------------------------------------------------
Gross earned premiums:
   Direct ..................................................    $    2.4       $  5.9       $   44.1       $  11.4       $   63.8
   Assumed .................................................       241.0          2.7           35.1           1.8          280.6
   Ceded ...................................................       (32.4)        (4.1)         (13.2)        (11.5)         (61.2)
                                                                -------------------------------------------------------------------
Net earned premiums ........................................    $  211.0       $  4.5       $   66.0       $   1.7       $  283.2
                                                                -------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct ..................................................    $   (6.2)      $  4.8       $   44.5       $  (1.8)      $   41.3
   Assumed .................................................       205.4          1.6           14.6          12.9          234.5
   Ceded ...................................................       (31.0)         (.2)          (6.6)         (9.7)         (47.5)
                                                                -------------------------------------------------------------------
Net losses and loss adjustment expenses ....................    $  168.2       $  6.2       $   52.5       $   1.4       $  228.3
                                                                ===================================================================
Year ended December 31, 1998
Gross written premiums:
   Direct ..................................................    $    1.9       $    -       $   96.3       $   9.6       $  107.8
   Assumed .................................................        81.2            -           69.9           1.5          152.6
   Ceded ...................................................        (9.4)           -           (2.7)         (9.7)         (21.8)
                                                                -------------------------------------------------------------------
Net written premiums .......................................    $   73.7       $    -       $  163.5       $   1.4       $  238.6
                                                                -------------------------------------------------------------------
Gross earned premiums:
   Direct ..................................................    $    2.0       $    -       $   98.0       $   6.4       $  106.4
   Assumed .................................................        92.2            -           68.3           1.0          161.5
   Ceded ...................................................        (8.8)           -           (6.6)         (6.5)         (21.9)
                                                                -------------------------------------------------------------------
Net earned premiums ........................................    $   85.4       $    -       $  159.7       $    .9       $  246.0
                                                                -------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct ..................................................    $    4.4       $    -       $   79.5       $   3.6       $   87.5
   Assumed .................................................        74.3            -           37.9            .7          112.9
   Ceded ...................................................       (19.0)           -           (2.8)         (3.8)         (25.6)
                                                                -------------------------------------------------------------------
Net losses and loss adjustment expenses ....................    $   59.7       $    -       $  114.6       $    .5       $  174.8
                                                                ===================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Consolidated Property and Casualty
                                                                                Insurance Operations
                                                                       --------------------------------------
                                                       Reinsurance     ACIC, PIC and
Millions                                             Operations (a)       BICC (b)     VGI (c)      Waterford       Total
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Gross written premiums:
   Direct .........................................        $  -           $   -        $   92.3       $  2.4       $   94.7
   Assumed ........................................           -               -            64.2          1.0           65.2
   Ceded ..........................................           -               -            (6.0)        (3.1)          (9.1)
                                                           ------------------------------------------------------------------------
Net written premiums ..............................        $  -           $   8        $  150.5       $   .3       $  150.8
                                                           ------------------------------------------------------------------------
Gross earned premiums:
   Direct .........................................        $  -           $   -        $   89.2       $   .5       $   89.7
   Assumed ........................................           -               -            61.8          1.2           63.0
   Ceded ..........................................           -               -            (5.8)        (1.6)          (7.4)
                                                           ------------------------------------------------------------------------
Net earned premiums ...............................        $  -           $   -        $  145.2       $   .1       $  145.3
                                                           ------------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct .........................................        $  -           $   -        $   64.3       $    -       $   64.3
   Assumed ........................................           -               -            33.5          5.1           38.6
   Ceded ..........................................           -               -             (.8)        (5.0)          (5.8)
                                                           ------------------------------------------------------------------------
Net losses and loss adjustment expenses ...........        $  -           $   -        $   97.0       $   .1       $   97.1
                                                           ========================================================================

(a) Excludes premiums and loss and loss adjustment expenses from January 1, 1997 to August 17, 1998 during which time Folksamerica was not a consolidated subsidiary of the Company. See Note 3.

(b) Excludes premiums and loss and loss adjustment expenses from January 1, 1997 to October 14, 1999 during which time ACIC, PIC and BICC were not consolidated subsidiaries of the Company. See Note 4.

(c) Excludes premiums and loss and loss adjustment expenses from Waterford for all periods presented, as Waterford was not part of the Valley Group Sale. See Note 4.


NOTE 7.  DEBT

SHORT-TERM DEBT

     At December 31, 1999 the Company had short-term debt outstanding of $4.0 million representing medium-term notes due February 2000 with a stated interest rate of 7.39%. At December 31, 1998 White Mountains had $51.5 million of short-term debt outstanding which consisted of a $50.0 million credit facility at a subsidiary holding company with an average interest rate of 6.20% and a $1.5 million note payable at CGI with a stated interest rate of 6.50%. During 1999, White Mountains repaid the $50.0 million credit facility and extinguished the CGI obligation in connection with the Valley Group Sale.

     In addition, the Company has a revolving credit agreement whereby it may borrow up to $35.0 million (which was increased to $50.0 million during 1999) at short-term market interest rates. The credit agreement contains customary facility fees plus an interest rate equal to the London Interbank Offered Rate plus .625% on borrowings thereunder. The credit agreement contains certain customary covenants and conditions. At December 31, 1999 the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. At December 31, 1998 the Company had no outstanding borrowings under its previous credit agreement.

LONG-TERM DEBT

     Long-term debt outstanding consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                              ------------------------------------
Millions                                                                              1999                1998
------------------------------------------------------------------------------------------------------------------
The Company:
   Medium-term notes .......................................................       $   96.4            $  116.3
   Less net discounts ......................................................            (.4)                (.6)
                                                                                --------------------------------
      Total ................................................................           96.0               115.7
                                                                                --------------------------------
Folksamerica:
   Revolving credit agreement ..............................................          100.0                   -
   USF Re seller note ......................................................            6.8                   -
   Medium-term notes .......................................................              -                55.6
                                                                                --------------------------------
      Total ................................................................          106.8                55.6
                                                                                --------------------------------
VGI:  Medium-term notes ....................................................              -                15.0
                                                                                --------------------------------
Total long-term debt .......................................................       $  202.8            $  186.3
                                                                               =================================

      At December 31, 1999 the Company had $96.0 million of outstanding medium-term notes with an average maturity of 3.6 years and a yield to maturity of 7.83%. During 1999 the Company repurchased $15.9 million in principal amount of its medium-term notes due in February 2003.

     As part of the Folksamerica acquisition in 1998, White Mountains agreed to repay or refinance Folksamerica's $55.6 million of outstanding long-term indebtedness during February 1999. In February 1999 White Mountains repayed and replaced Folksamerica's former facility with a six-year revolving credit agreement whereby it may borrow up to $100.0 million (which was subsequently increased to $120.0 million during 1999) at market interest rates. The new credit agreement contains certain customary covenants and conditions. At December 31, 1999 Folksamerica was in compliance with all covenants under the facility and had $100.0 million of borrowings outstanding under the agreement.

     As part of its 1999 acquisition of USF Re, Folksamerica issued a $20.8 million, five-year note which may be reduced by adverse loss development at USF Re post acquisition. During 1999 Folksamerica reduced the principal amount of the USF Re note to $6.8 million in response to post acquisition adverse loss development experienced on loss reserves assumed in connection with the USF Re acquisition. The reduction of the principal amount of the USF Re note of $14.0 million has been recorded as a reduction of incurred loss and loss adjustment expenses for the period ended December 31, 1999.

     At December 31, 1998 Valley had $15.0 million outstanding under a five year credit facility whereby it could borrow up to $15.0 million at market interest rates. During 1999 this obligation was repaid in connection with the Valley Group Sale.

     Total interest paid by White Mountains for its short-term and long-term indebtedness was $15.6 million, $13.3 million and $14.3 million in 1999, 1998 and 1997, respectively.

     White Mountains' debt maturities for 2000, 2003, 2004 and beyond are $4.0 million, $86.4 million, $6.8 million and $110.0 million, respectively.


NOTE 8.  INCOME TAXES

     In connection with the Redomestication, the Company and certain of its subsidiaries changed their domicile to either Bermuda or Barbados while certain other subsidiaries remained domiciled in the United States. As a result, income earned by the Offshore Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies Additionally, prior to the Redomestication, the Company filed a consolidated United States income tax return with its subsidiaries. The Onshore Companies must continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States income tax liability of the Onshore Companies may be higher than it otherwise would have been if part of a consolidated tax return. These factors may serve to increase or decrease White Mountains' effective tax rate for 1999 and beyond, depending on the events and circumstances occurring during such periods.

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a tax liability upon the Redomestication of approximately $2.5 million.

     The total income tax provision consisted of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                             --------------------------------
Millions                                                                                      1999         1998        1997
-----------------------------------------------------------------------------------------------------------------------------
United States income tax provision .....................................................     $  47.0      $  26.9     $  35.1
State and local income tax provision ...................................................         6.0          1.6         1.3
United States withholding tax and foreign income tax provision .........................          .1            -           -
                                                                                             ---------------------------------
   Total income tax provision ..........................................................     $  53.1      $  28.5     $  36.4
                                                                                             =================================
Net income tax payments ................................................................     $  14.1      $  35.7     $  24.9
                                                                                             =================================
Tax provision recorded directly to shareholders' equity related to:
    Changes in net unrealized investment gains and losses ..............................     $ (69.1)     $  (4.4)    $  22.9
    Changes in net foreign currency translation gains and losses .......................     $    .5      $   (.5)    $     -
                                                                                             =================================

     The components of the income tax provision (benefit) on pretax earnings follow:

-------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                                  -------------------------------------------
Millions                                                            1999             1998               1997
-------------------------------------------------------------------------------------------------------------
Current ...................................................      $  14.3            $30.3             $ 36.9
Deferred ..................................................         38.8             (1.8)               (.5)
                                                                 --------------------------------------------
     Total income tax provision on pretax earnings ........      $  53.1            $28.5             $ 36.4
                                                                 ============================================


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts received for tax purposes. White Mountains recorded a net deferred income tax asset of $52.5 million in other assets and a net deferred tax liability of $37.5 million in accounts payable and other liabilities on its balance sheet as of December 31, 1999. White Mountains recorded a net deferred income tax liability of $13.4 million in accounts payable and other liabilities on its balance sheet at December 31, 1998. An outline of the significant components of White Mountains' deferred tax assets and liabilities follows:


--------------------------------------------------------------------------------
                                                                December 31,
                                                          ----------------------
Millions                                                     1999          1998
--------------------------------------------------------------------------------
Deferred tax assets related to:
  Discounting of loss reserves .....................      $  45.3      $   40.1
  Unearned insurance and reinsurance premiums ......          5.7          10.5
  Compensation and benefit accruals ................          4.4          49.9
  Other items ......................................           .7           2.8
                                                          ---------------------
       Total deferred tax assets ...................      $  56.1      $  103.3
                                                          =====================


----------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                      ------------------------
Millions                                                                 1999          1998
----------------------------------------------------------------------------------------------
Deferred tax liabilities related to:
  Earnings from unconsolidated insurance affiliates ............       $  18.1        $   17.5
  Net unrealized investment gains ..............................          13.9            83.0
  Deferred acquisition costs ...................................           7.8            12.4
  Other items ..................................................           1.3             3.8
                                                                       -----------------------
       Total deferred tax liabilities ..........................       $  41.1        $  116.7
                                                                       =======================

     The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 1999 and 1998.

     A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are subject to) to the income tax provision on pretax earnings follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended December 31,
                                                                                      ------------------------------------
Millions                                                                                   1999         1998      1997
--------------------------------------------------------------------------------------------------------------------------
Tax provision at the United States statutory rate ..................................     $  56.5      $  27.9    $  35.5
Differences in taxes resulting from:
   Deferred credit amortization and purchase price adjustments .....................        (7.9)         (.9)         -
   Tax reserve adjustments .........................................................         6.1          5.4        5.1
   State income taxes, net .........................................................         3.9          1.0         .9
   Non-United States net earnings ..................................................        (3.6)           -          -
   United States income tax incurred upon the Redomestication ......................         2.5            -          -
   Tax exempt interest .............................................................        (2.2)        (1.2)         -
   Dividends received deduction ....................................................        (1.4)        (2.6)      (3.1)
   Other, net ......................................................................         (.8)        (1.1)      (2.0)
                                                                                         ---------------------------------
Total income tax provision on pretax earnings ......................................     $  53.1      $  28.5    $  36.4
                                                                                         =================================

     The non-United States component of net earnings was $9.0 million for the year ended December 31, 1999.

     In 1991, the Company sold Fireman's Fund to Allianz of America, Inc. The $1.3 billion gain from the sale as reported in 1991 included a $75.0 million tax benefit related to the Company's estimated tax loss from the sale. Since 1991 the Company has carried an estimated reserve related to tax matters affecting the amount of the deductible tax loss from the sale and other tax matters. The amount of tax benefit from the sale of Fireman's Fund ultimately realized by the Company may be significantly more or less than the Company's current estimate due to possible changes in or new interpretations of tax rules, possible amendments to White Mountains' 1991 or prior years' Federal income tax returns, the results of further Internal Revenue Service audits and other matters affecting the amount of the deductible tax loss from the sale.

NOTE 9.  RETIREMENT AND POSTRETIREMENT PLANS

     The Company formerly had an unfunded, nonqualified defined contribution plan for a select group of management employees for the purpose of providing retirement benefits (the "DBP"). The amount of annual contribution to the DBP was determined using actuarial assumptions. At December 31, 1998, White Mountains' liability to participants pursuant to the DBP was $4.8 million.

     The Company formerly had an unfunded, nonqualified plan for a select group of management employees for the purpose of deferring current compensation for retirement savings (the "DCP"). Pursuant to the DCP, participants could voluntarily defer all or a portion of qualifying remuneration payable by White Mountains. At December 31, 1998 White Mountains' liability to participants pursuant to the DCP was $65.1 million.

     Prior to the Redomestication, White Mountains terminated the DBP and the DCP and paid participants a total of $88.6 million in full satisfaction of White Mountains' long-term DBP and DCP obligations. This payment resulted in an incremental pretax cost to the Company of $15.2 million, however, this action provided the Company with increased tax deductible expenses during 1999 and served to reduce future compensation and benefit expenses.

     During 1999 the Board mandated deferrals of a portion of compensation earned by certain of its executive officers totalling $3.1 million for a period of no less than one year. These 1999 deferrals are eligible for inclusion in any successor plan to the DCP.

     White Mountains has various defined contribution employee savings plans for the benefit of substantially all its employees. The costs of these plans are not material to White Mountains' financial statements.

     Folksamerica has a defined benefit pension plan for the benefit of its employees. Benefits under this plan are based on years of service and each employee's highest average eligible compensation over the last five consecutive years of employment. The cost of this plan is not material to White Mountains' financial statements.

     White Mountains' does not have any significant ongoing postretirement benefit plan obligations.

NOTE 10.  EMPLOYEE STOCK-BASED COMPENSATION PLANS

     White Mountains' Long-Term Incentive Plan (the "Incentive Plan") provides for granting to participants of the Company (and certain of its subsidiaries) various types of stock-based incentive awards including stock options and performance shares. At December 31, 1999, 323,400 Shares remained available for grants under the Incentive Plan.

     Performance shares are conditional grants of a specified maximum number of Shares or an equivalent amount of cash. The grants are generally payable (subject to the attainment of a specified after tax return on equity) at the end of a three year period or as otherwise determined by the Compensation Committee of the Board. The Compensation Committee consists solely of disinterested, non-management directors.

     During 1999, 1998 and 1997 the Company granted a total of 29,300, 47,800 and 50,000 performance shares, respectively, to its employees. During 1999, 1998 and 1997 the Company paid a total of 141,650, 47,129 and 22,944 performance shares, respectively, to its participants in cash and Shares. Performance shares paid during 1999 included 58,100 performance shares relating to the period from 1996 to 1998, 40,300 performance shares relating to the period from 1997 to 1999 and 43,250 performance shares relating to the period from 1998 to 2000. At December 31, 1999 and 1998, 29,300 and 147,350 performance shares remained outstanding, respectively. The financial goal for full payment of the performance shares is the achievement of a 13% annual after tax return on equity (as specifically defined by the Compensation Committee) as measured over the applicable performance periods. All performance shares that remain unpaid at the end of any performance period are cancelled. White Mountains expenses performance shares outstanding ratably over the performance period assuming full vesting at current market values. During 1999, 1998 and 1997, White Mountains recorded $6.1 million, $7.2 million and $8.8 million, of pretax performance share expense, respectively.

     As of December 31, 1998 and 1997 there were 2,000 stock options outstanding which had an exercise price of $27.13 per Share. These options were exercised during 1999.

     As of December 31, 1998 and 1997 the Company's Chairman had Warrants outstanding entitling him to buy 1,000,000 Shares for $21.66 per Share through January 2, 2002. During 1999 the Chairman exercised the Warrants early in exchange for a one-time payment of $6.0 million. This one-time payment compensated the Chairman for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes. The 1999 exercise of Warrants provided the Company with increased tax deductible expenses.

     Folksamerica's defined contribution plan (the "Folksamerica 401(k) Plan") offers its participants the ability to invest their balances in several different investment options including Shares. As of December 31, 1999 and 1998 the Folksamerica 401(k) Plan owned less than 1% of the total Shares outstanding.

     SFAS No. 123, "Accounting for Stock Based Compensation," requires disclosure regarding all employee compensation involving Shares and Share equivalents and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. White Mountains has not adopted the recognition and measurement criteria of SFAS No. 123 and alternatively has chosen to disclose the pro forma effects of SFAS No. 123 as it relates to outstanding Warrants and stock options during 1998 and 1997, as follows:

---------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                           ----------------------------
Millions, except per Share amounts                             1998            1997
---------------------------------------------------------------------------------------
Net income:
      As reported ...............................           $   78.5        $   39.3
      Pro forma .................................               77.4            39.4
                                                            ------------------------
Basic net income per Share:
      As reported ...............................           $   13.38       $   5.98
      Pro forma .................................               12.56           5.99
                                                            -------------------------
Diluted net income per Share:
      As reported ...............................           $   11.94       $   5.40
      Pro forma .................................               11.20           5.41
                                                            ========================

     SFAS No. 123 provides for the expense of Warrants and stock options over the life of the award using the Black Scholes option pricing model. Significant assumptions used include a 5.0% risk-free interest rate, an expected Share volatility of .167 and an expected life of five years for the Warrants. In determining the pro forma effects of SFAS No. 123, the Company recognizes the pro forma expense of the Warrants and stock options over time. The pro forma net income figures disclosed above may not be representative of the effects on net income to be reported in future years.

     As previously mentioned, during 1999 all Warrants and stock options were exercised. Therefore, no pro forma disclosures in accordance with SFAS No. 123 are provided for the year ended December 31, 1999.

NOTE 11.  SHAREHOLDERS' EQUITY

SHARE REPURCHASES AND RETIREMENT

     During 1999 and 1998 the Company repurchased 1,020,150 Shares for $139.5 million and 151,916 Shares for $19.8 million, respectively. All Shares repurchased during 1999 and 1998 were retired.

RETIREMENT OF SHARES HELD IN TREASURY

     In conformance with Bermuda law, the Company retired all Shares held in its treasury during 1999. The retirement of treasury shares resulted in a significant reclassification of several of the Company's various shareholders' equity accounts but did not affect total shareholders' equity.

COMMON STOCK DIVIDENDS

     During 1999 and 1998 the Company declared and paid quarterly cash dividends of $.40 per Share.


NOTE 12.  SEGMENT INFORMATION

     White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates (which includes White Mountains' investment in MediaOne preferred stock where applicable) and Holding Company (primarily the operations of the Company and certain of its intermediate subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made this determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Management and the Board does not currently review its operating results on a geographic basis. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities (gains and losses resulting from such transfers have been eliminated herein).

     Certain amounts in the prior periods have been reclassified to conform with the current presentation which involved the segregation of the mortgage banking net assets, revenues and pretax earnings as discontinued operations.

     Selected financial information for White Mountains' segments follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Property
                                                                                 and     Investments in
                                                                            Casualty     Unconsolidated    Holding
Millions                                                    Reinsurance    Insurance         Affiliates    Company     Total
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers .....................       $  211.0      $  75.6      $     -         $      -      $  286.6
Gain from the Valley Group Sale ......................              -            -            -             88.1          88.1
Net realized gains on investments and other assets ...           43.8         10.0            -             31.6          85.4
Net investment income ................................           49.1          4.9          2.6              5.3          61.9
Equity in earnings of unconsolidated affiliates ......              -            -         31.1                -          31.1
Amortization of deferred credit ......................            6.3            -          1.2              4.3          11.8
Other revenue ........................................              -            -            -               .3            .3
                                                             -----------------------------------------------------------------------
Total revenues .......................................       $  310.2      $  90.5      $  34.9(a)      $  129.6      $  565.2
                                                             =======================================================================
Pretax earnings before interest expense ..............       $   60.6      $    .2      $  34.9         $   80.5      $  176.2
Interest expense .....................................           (5.9)         (.4)           -             (8.4)        (14.7)
Income tax provision .................................           (9.8)           -         (1.1)           (42.2)        (53.1)
                                                             -----------------------------------------------------------------------
                                                             $   44.9      $   (.2)     $  33.8         $   29.9      $  108.4
====================================================================================================================================
Year ended December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers .....................       $   85.4      $ 170.0      $     -         $      -      $  255.4
Net realized gains (losses) on investments ...........            (.8)         5.4            -             66.4          71.0
Net investment income ................................           18.1          8.2          3.8              6.7          36.8
Equity in earnings of unconsolidated affiliates ......              -            -         24.3                -          24.3
Amortization of deferred credit ......................            2.7            -            -                -           2.7
Other revenue ........................................              -            -            -               .1            .1
                                                             -----------------------------------------------------------------------
Total revenues .......................................       $  105.4      $ 183.6      $  28.1(a)      $   73.2      $  390.3
                                                             =======================================================================
Pretax earnings before interest expense ..............       $    8.1      $   7.7      $  28.1         $   49.4      $   93.3
Interest expense .....................................           (1.4)        (1.1)           -            (11.2)        (13.7)
Income tax provision .................................           (1.2)        (1.8)        (7.6)           (17.9)        (28.5)
                                                             -----------------------------------------------------------------------
Net income from continuing operations ................       $    5.5      $   4.8      $  20.5         $   20.3      $   51.1
                                                             =======================================================================

                                                        Property    Investments
                                                             and             in
                                                        casualty unconsolidated    Holding
Millions                                  Reinsurance  insurance     affiliates    company    Total
----------------------------------------------------------------------------------------------------
Year ended December 31, 1997
----------------------------------------------------------------------------------------------------

Revenues from external customers ..............   $ -   $  153.1     $     -      $     -   $  153.1
Net realized gains (losses) on investments ....     -        4.1           -         93.3       97.4
Net investment income .........................     -        8.9         3.8          8.9       21.6
Equity in earnings of unconsolidated affiliates     -     --            21.3            -       21.3
                                                  --------------------------------------------------
Total revenues ................................   $ -   $  166.1     $  25.1(a)   $ 102.2   $  293.4
                                                  ==================================================
Pretax earnings before interest expense .......   $ -   $   12.6     $  25.1      $  74.2   $  111.9
 Interest expense .............................     -       (1.2)          -         (9.4)     (10.6)
Income tax provision ..........................     -       (4.3)       (6.1)       (26.0)     (36.4)
                                                  --------------------------------------------------
Net income from continuing operations .........   $ -   $    7.1     $  19.0      $  38.8   $   64.9
                                                  ==================================================

(a) Includes interest income on White Mountains' investment in MediaOne preferred stock (considered to be related to White Mountains' investment in FSA) of $2.6 million, $3.8 million and $3.8 million for 1999, 1998 and 1997, respectively.

----------------------------------------------------------------------------------------------------------------------
                                                          Property    Investments                Net assets
                                                               and             in                        of
Millions                                                  casualty unconsolidated    Holding   discontinued
Ending assets:                            Reinsurance    insurance     affiliates    company     operations   Total
----------------------------------------------------------------------------------------------------------------------
December 31, 1999 ........................  $ 1,294.3        198.6          422.6      117.3         16.3   $ 2,049.1
December 31, 1998 ........................    1,220.5        311.5          404.1      117.2        110.4     2,163.7
======================================================================================================================

NOTE 13.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

INVESTMENT IN FSA

     White Mountains owned 6,943,316, 3,460,200 and 3,460,200 shares of FSA Common Stock at December 31, 1999, 1998 and 1997, respectively. This represented approximately 21.2%, 11.6% and 12.1%, respectively, of the total shares of FSA Common Stock outstanding at those times. At December 31, 1999, 1998 and 1997, White Mountains also owned FSA Preferred Stock which gives White Mountains the right to acquire 2,000,000 additional shares of FSA Common Stock for net consideration of $59.3 million. At December 31, 1998 and 1997, White Mountains also owned FSA Options which, in total, gave White Mountains the right to acquire 2,560,607 additional shares of FSA Common Stock for aggregate consideration of $115.7 million which includes the MediaOne Preferred Stock. As of December 31, 1999, 1998 and 1997, White Mountains' total interest in FSA was 25.8%, 25.1% and 26.2%, respectively, which includes the economic effects of the FSA Preferred Stock and the FSA Options.

     White Mountains' investment in FSA Common Stock is accounted for using the equity method. FSA Common Stock is publicly traded on the NYSE. The market value of the FSA Common Stock as of December 31, 1999 and 1998, as quoted on the NYSE, exceeded White Mountains' carrying value of the FSA Common Stock on the equity method. White Mountains' investment in FSA Preferred Stock and FSA Options are accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", whereby the investments are reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of comprehensive net income.

     The following table summarizes financial information for FSA:

----------------------------------------------------------------------------------------------------------------------
Millions                                                                               1999         1998        1997
----------------------------------------------------------------------------------------------------------------------
FSA BALANCE SHEET DATA:
Total investments ........................................................         $2,140.0     $1,874.8    $1,431.6
Total assets .............................................................          2,905.6      2,444.2     1,931.2
Deferred premium revenue .................................................            844.1        721.7       595.2
Loss and loss adjustment expense reserve .................................             87.3         63.9        75.4
Preferred shareholder's equity ...........................................               .7           .7          .7
Common shareholders' equity ..............................................          1,252.0      1,065.4       875.3

FSA INCOME STATEMENT DATA:
Net premiums written .....................................................         $  230.4     $  219.9    $  172.9
Net premiums earned ......................................................            175.0        137.9       109.5
Net investment income ....................................................             94.7         78.8        72.1
Net income ...............................................................            125.4        115.4        94.7
Comprehensive net income .................................................             39.9        127.8       110.8
                                                                                  ------------------------------------
AMOUNTS RECORDED BY WHITE MOUNTAINS:
Investment in FSA Common Stock ...........................................         $  262.2     $  119.7    $  104.3
Investment in FSA Options and Preferred Stock ............................             41.1        114.4        87.8
                                                                                  ------------------------------------
 Total investment in FSA .................................................         $  303.3     $  234.1    $  192.1
                                                                                  ====================================
Equity in earnings from FSA Common Stock (a) .............................         $   19.5     $   13.8    $   11.4
Dividends received from FSA Common Stock .................................              2.1          1.5         1.4
Equity in net unrealized investment gains (losses) from FSA's
investment portfolio, before tax (b) .....................................            (14.0)         3.1         2.1
Unrealized investment gains (losses) on FSA Options and
Preferred Stock, before tax (b)  .........................................             (4.1)        26.6        68.0

Write-down from fair value to equity value upon exercise of
FSA Options, before tax ..................................................            (45.8)           -          -
                                                                                  ====================================

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported as a component of comprehensive net income.

     At December 31, 1999 and 1998, White Mountains' consolidated retained earnings included $53.3 million and $35.9 million, respectively, of accumulated undistributed earnings of FSA (net of related amortization of goodwill).

INVESTMENT IN MSA

     At December 31, 1999, 1998 and 1997, White Mountains owned 222,093, 222,093 and 90,606 shares of MSA Common Stock. This represented approximately 50.0%, 50.0% and 33.1% of the total shares of MSA Common Stock outstanding at those times. White Mountains' investment in MSA is accounted for using the equity method. The following tables summarize financial information for MSA:

--------------------------------------------------------------------------------------------------------------------
Millions                                                                              1999         1998        1997
--------------------------------------------------------------------------------------------------------------------
MSA BALANCE SHEET DATA:
Total investments .............................................................      $ 466.3      $465.9      $280.1
Total assets ..................................................................        582.3       581.6       337.2
Unearned premium reserve ......................................................        118.3       113.0        71.8
Loss and loss adjustment expense reserves .....................................        198.4       212.2       123.7
Shareholders' equity ..........................................................        233.4       232.5       120.6

MSA INCOME STATEMENT DATA:
Net premiums written ..........................................................      $ 242.7      $258.5      $156.6
Net premiums earned ...........................................................        237.4       226.3       148.7
Net investment income .........................................................         24.9        22.1        15.4
Net income ....................................................................         25.8        13.4        11.9
Comprehensive net income ......................................................           .9        21.2        18.7
                                                                                     --------------------------------
AMOUNTS RECORDED BY WHITE MOUNTAINS:
Investment in MSA Common Stock ................................................      $ 119.3      $120.2      $ 40.9
Equity in earnings from MSA Common Stock (a) ..................................         11.6         4.9         3.8
Equity in net unrealized investment gains (losses) from MSA's
   investment portfolio, before tax (b) .......................................        (12.5)        4.1         2.4
                                                                                     =================================

(a)  Recorded net of related amortization of goodwill.

(b) Recorded directly to shareholders' equity (after tax) with related changes in net unrealized investment gains and losses (after tax) reported as a component of comprehensive net income.

     At December 31, 1999 and 1998, White Mountains' consolidated retained earnings included $25.7 million and $14.1 million, respectively, of accumulated undistributed earnings of MSA (net of related amortization of goodwill).

INVESTMENT IN FOLKSAMERICA

     On August 18, 1998, White Mountains acquired all of the remaining outstanding shares of the common stock of Folksamerica for $169.1 million which resulted in Folksamerica becoming a consolidated subsidiary of White Mountains as of that date. Prior to August 18, 1998, Folksamerica was an unconsolidated insurance affiliate of White Mountains whereby its investment in Folksamerica Common Stock was accounted for using the equity method and its investment in Folksamerica Preferred Stock and Folksamerica Warrants were accounted for under the provisions of SFAS No. 115. For the years ended December 31, 1998 and 1997, White Mountains recorded $5.6 million and $6.1 million of pretax earnings from unconsolidated insurance affiliates, respectively, from its unconsolidated investment in Folksamerica. For the year ended December 31, 1997, White Mountains' recorded $1.8 million of equity in net unrealized gains from Folksamerica's investment portfolio, before tax.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     White Mountains carries all its financial instruments on its balance sheet at fair value with the exception of long-term indebtedness. At December 31, 1999 and 1998, the market value of White Mountains' long-term indebtedness was $206.7 million and $198.1 million, respectively, which compared to a carrying value of $202.8 million and $186.3 million, respectively. The fair value of long-term indebtedness is estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices. Considerable judgement is required to develop such estimates of fair value. Therefore, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

NOTE 15.  RELATED PARTY TRANSACTIONS

     For corporate travel purposes White Mountains Holdings, Inc., an indirect wholly-owned subsidiary of the Company, jointly owns two short-range aircraft with Haverford Utah, LLC ("Haverford"). Messrs. Byrne, Patrick M. Byrne (a director of the Company) and Kemp are principals of Haverford. Both aircraft were acquired from unaffiliated third parties during 1996. In exchange for Haverford's 20% ownership interest in the aircraft, Haverford contributed capital equal to 20% of the total initial cost of the aircraft and pays a pro rata share of all fixed costs plus the direct operating costs when onboard the aircraft pursuant to a Joint Ownership Agreement.

     During 1998 White Mountains sold its 25% joint ownership interest in a private jet operated by a third party to Haverford for cash proceeds of $500,000. The purchase price received from Haverford represented a payment of $437,500 for White Mountains' joint ownership interest (which resulted in White Mountains recognizing a pretax gain on sale of approximately $75,000) and $62,500 for reimbursement of prepaid aircraft expenses which were required to be paid to the operator prior to the sale to Haverford.

     Mr. Howard Clark, Jr., a director of the Company, is Vice Chairman of Lehman Brothers Inc. Lehman Brothers Inc. has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

     Mr. George J. Gillespie, III, a director of the Company, is a Partner in the firm Cravath, Swaine & Moore, which has been retained by White Mountains from time to time to perform legal services.

     White Mountains owns a limited partnership investment interest which is managed by John D. Gillespie, a director of the Company.

     White Mountains owns a limited partnership investment interest which is managed by Arthur Zankel, a director of the Company.

     White Mountains believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of this nature may be expected to take place in the ordinary course of business in the future.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     Folksamerica leases its principal office space under noncancellable leases expiring at various dates through July 2008. Rental expense for all of Folksamerica's locations was approximately $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Folksamerica's future annual minimum rental payments required under noncancellable leases for office space are $2.5 million for each of the years 2000, 2001, and 2002, $2.6 million for both 2003 and 2004 and $11.3 million for years thereafter.

     Various claims have been made against White Mountains in the normal course of its business. Based on all information available at the date of this report, management believes that the outcome of such claims will not, in the aggregate, have a material effect on White Mountains' financial position or results of operations.

NOTE 17. SUBSEQUENT EVENT

     On March 14, 2000, White Mountains entered into a definitive agreement to sell its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controls a substantial amount of its holdings of FSA Common Stock and the FSA Preferred Stock) as well as all its other holdings of FSA Common Stock, to Dexia for total cash proceeds of $620.4 million. The transaction will occur only in connection with Dexia's pending merger with FSA in which all holders of FSA Common Stock will receive $76.00 cash per share. The merger agreement between FSA and Dexia is subject to, among other matters, regulatory approvals and the satisfaction of the conditions contained in Dexia's merger agreement with FSA, including the approval of FSA shareholders. The transaction, if approved, is expected to close mid-year 2000.

     White Mountains expects that the transaction will serve to increase its comprehensive net income by $283.3 million, after tax, based on the December 31, 1999 carrying value of its investments in FSA.

                     REPORT ON MANAGEMENT'S RESPONSIBILITIES

     The financial information included in this report, including the audited consolidated financial statements, has been prepared by the management of White Mountains. The consolidated financial statements have been prepared in accordance with GAAP and, where necessary, include amounts based on informed estimates and judgments. In those instances where there is no single specified accounting principle or standard, management makes a choice from reasonable, accepted alternatives which are believed to be most appropriate under the circumstances. Financial information presented elsewhere in this report is consistent with that shown in the financial statements.

     White Mountains maintains internal financial and accounting controls designed to provide reasonable and cost effective assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that financial records are reliable for preparing financial statements. The internal controls structure is documented by written policies and procedures which are communicated to all appropriate personnel and is updated as necessary. White Mountains' business ethics policies require adherence to the highest ethical standards in the conduct of its business. Compliance with these controls, policies and procedures is continuously maintained and monitored by management.

     PricewaterhouseCoopers has audited the consolidated financial statements of White Mountains as of December 31, 1999 and for the year then ended and KPMG LLP has audited the consolidated financial statements of White Mountains as of December 31, 1998 and for each of the two years in the period ended December 31, 1998. These firms have issued their unqualified reports thereon, which appear on pages 69 and 70.

     In connection with their audits, the independent auditors provide an objective, independent review and evaluation of the structure of internal controls to the extent they consider necessary. Management reviews all recommendations of the independent auditors concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

     The Audit Committee of the Board, which is comprised solely of non-management directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White Mountains. The Audit Committee, which reports to the full Board, annually reviews the effectiveness of the independent auditors and management with respect to the financial reporting process and the adequacy of internal controls. The internal auditors have free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee.

John J. Byrne                   Raymond Barrette          Michael S. Paquette
Chairman and                    President                 Senior Vice President
   Chief Executive Officer                                  and Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the 1999 consolidated financial statements listed in the index referenced under Item 14(a) present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the 1999 financial statement schedules listed in the index referenced under Item 14(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related 1999 consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers
Hamilton, Bermuda
February 15, 2000, except for Note 17,
which is as of March 14, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
White Mountains Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income and comprehensive income, statements of shareholders' equity, and cash flows for the two year period then ended (collectively, the "consolidated financial statements"). In connection with our audits of the consolidated financial statements, we also have audited the 1998 and 1997 financial information in Schedule II Condensed financial information of the registrant, Schedule III Supplementary insurance information,
Schedule IV Reinsurance, Schedule V Valuation and qualifying accounts, and
Schedule VI Supplementary information for property and casualty insurance underwriters (collectively, the "financial statement schedules"). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of Folksamerica Holding Company, Inc. ("Folksamerica"), a wholly-owned subsidiary and Financial Security Assurance Holdings, Ltd. ("FSA"), an 11.6 percent owned equity investee company. The financial statements of Folksamerica reflect total assets constituting 56.4 percent and total revenues of 27.0 percent in 1998 of the related consolidated totals. The Company's equity investment in FSA at December 31, 1998 was $119.7 million and its equity in earnings of FSA were $13.8 million and $11.4 million for the years 1998 and 1997, respectively. The financial statements of Folksamerica and FSA were audited by other auditors, PricewaterhouseCoopers LLP, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for Folksamerica and FSA, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the two year period then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the reports of other auditors, the 1998 and 1997 information in the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

February 12, 1999                                    /s/ KPMG LLP
Providence, Rhode Island

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for 1999 and 1998 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

----------------------------------------------------------------------------------------------------------------------
                                                   1999 Three Months Ended (a)        1998 Three Months Ended (b)
                                                ----------------------------------------------------------------------
Millions, except per share amounts              Dec. 31 Sept. 30  June 30  Mar. 31  Dec. 31 Sept. 30  June 30  Mar. 31
----------------------------------------------------------------------------------------------------------------------
Revenues                                         $132.3  $106.5  $ 199.5  $ 126.9   $130.5   $151.3   $ 55.5  $  53.0
Expenses                                          115.3    83.4     94.7    110.3    127.4     76.6     54.7     52.0
                                                ----------------------------------------------------------------------
Pretax earnings                                    17.0    23.1    104.8     16.6      3.1     74.7       .8      1.0
Income tax benefit (provision)                      2.7   (9.0)   (41.0)    (5.8)     (.4)    (26.1)    (.6)    (1.4)
                                                ----------------------------------------------------------------------
Net income (loss) from continuing operations       19.7    14.1     63.8     10.8      2.7     48.6       .2     (.4)
Net income (loss) from discontinued operations        -       -    (2.0)      3.0      6.1      5.6      6.4      9.3
Net gain (loss) from sale of discontinued         (3.3)       -     14.9        -        -        -        -        -
operations

                                                ----------------------------------------------------------------------
Net income                                       $ 16.4  $ 14.1  $  76.7  $  13.8   $  8.8   $ 54.2   $  6.6  $   8.9
                                                ======================================================================

Earnings per Share:
  Basic                                          $ 2.73  $ 2.72  $ 13.94  $  2.36    $1.51   $ 9.28   $ 1.13  $  1.50
  Diluted                                          2.69    2.43    12.41     2.10     1.33     8.31     1.00     1.33
                                                ======================================================================

(a) The quarterly amounts for the three month period ended June 30, 1999 reflect the Valley Group Sale and the Mortgage Banking Sale. The Mortgage Banking Sale represented a decision by the Company to exit the mortgage banking business. As a result, all mortgage banking activities are presented herein as discontinued operations.

(b) The quarterly amounts for the three month periods ended September 30, 1998 and December 31, 1998 reflect the consolidation of Folksamerica which became a wholly-owned subsidiary on August 18, 1998. The quarterly amounts for the three month period ended September 30, 1998 include $61.6 million of pretax realized investment gains which served to increase third quarter 1998 net income by $40.0 million.

SCHEDULE I


                     WHITE MOUNTAINS INSURANCE GROUP, LTD.

                     SUMMARY OF INVESTMENTS -- OTHER THAN
                        INVESTMENTS IN RELATED PARTIES
                               AT DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------
                                                                                               FAIR
Millions                                                                     Cost              VALUE
-------------------------------------------------------------------------------------------------------
Fixed maturities:
   Bonds:
      United States Government and government agencies and authorities ...   $   444.6       $   426.9
      Corporate bonds ....................................................       330.8           319.4
      States, municipalities and political subdivisions ..................       132.0           128.7
      Foreign governments ................................................        50.5            49.5
                                                                             -------------------------
   Total fixed maturities ................................................       957.9           924.5
                                                                             -------------------------
Common equity securities:
      Banks, trust and insurance companies ...............................        45.0            43.6
      Industrial, miscellaneous and other ................................        55.4            64.8
                                                                             -------------------------
   Total common equity securities ........................................       100.4           108.4
Other investments ........................................................        57.5            68.3
Short-term investments ...................................................       117.5           117.5
                                                                             -------------------------
     Total investments ...................................................   $ 1,233.3       $ 1,218.7
                                                                             =========================

NOTE - fair value was equal to carrying value at December 31, 1999.

SCHEDULE II

                               WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                        (REGISTRANT ONLY)

                                    CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                                 December 31,
                                                          ----------------------------
Millions                                                        1999             1998
--------------------------------------------------------------------------------------
Assets:
   Fixed maturities .....................................    $  39.6            $   -
   Common equity securities and other investments .......       26.3                -
   Short-term investments, at amortized cost ............        5.7             10.8
   Other assets .........................................        1.2             37.8
   Investments in consolidated affiliates ...............      770.9            972.2
                                                             ------------------------
     Total assets .......................................    $ 843.7         $1,020.8
                                                             ========================
Liabilities:
    Short-term debt .....................................     $  4.0            $   -
    Long-term debt ......................................       96.0            115.7
    Intercompany borrowings .............................          -             53.0
    Deferred credit .....................................       57.8                -
    Accounts payable and other liabilities ..............       71.6            149.6
                                                              ------------------------
     Total liabilities ..................................      229.4            318.3
Shareholders' equity ....................................      614.3            702.5
                                                             -------------------------
     Total liabilities and shareholders' equity .........    $ 843.7         $1,020.8
                                                             ========================

                    CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                                                -----------------------------------
Millions                                                          1999         1998          1997
---------------------------------------------------------------------------------------------------
Revenues .............................................         $   29.1      $  28.9       $  52.7
Expenses .............................................             46.6         23.2          21.2
                                                               ------------------------------------
Pretax earnings (loss) ...............................            (17.5)         5.7          31.5
Income tax provision .................................             (6.0)        (8.3)        (16.3)
                                                               ------------------------------------
Net income (loss) ....................................            (23.5)        (2.6)         15.2
Earnings from consolidated affiliates ................            144.5         81.1          24.1
                                                               ------------------------------------
Consolidated net income ..............................            121.0         78.5          39.3
Other comprehensive net income (loss) items, after tax           (118.0)        (8.9)         41.7
                                                               ------------------------------------
Consolidated comprehensive net income ................         $    3.0      $  69.6       $  81.0
                                                               ====================================

SCHEDULE II
(CONTINUED)

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                (REGISTRANT ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                             ------------------------------------
Millions                                                                                       1999         1998         1997
---------------------------------------------------------------------------------------------------------------------------------
Net income ................................................................................  $  121.0      $  78.5      $   39.3
Reconciliation of net income to net cash from operating activities:
    Net realized investment gains .........................................................     (21.7)       (26.7)        (44.2)
    Distributions from consolidated subsidiaries in excess of current earnings ............     213.0            -             -
    Undistributed current earnings from consolidated subsidiaries .........................         -        (78.0)        (24.1)
    Undistributed current earnings from unconsolidated insurance affiliates ...............         -            -           (.4)
    Changes in current income taxes receivable and payable ................................      (4.3)         8.5           5.1
    Deferred income tax provision (benefit) ...............................................      39.7           .1          (3.7)
    (Decrease) increase in accounts payable and other liabilities .........................    (103.2)         8.7           7.0

    Other, net ............................................................................      (2.5)        (3.3)         (4.6)
                                                                                              ------------------------------------
Net cash (used for) provided from operating activities ....................................     242.0        (12.2)        (25.6)
                                                                                              ------------------------------------
Cash flows from investing activities:
    Net decrease (increase) in short-term investments, net of balances acquired ...........      18.3         (8.5)         (2.0)
    Sales of investment securities ........................................................       5.4            -         119.4
    Purchases of investment securities ....................................................         -            -             -
    Investments in consolidated affiliates, net of balances acquired ......................     (73.5)           -         (12.7)
    Investments in unconsolidated affiliates ..............................................     (50.0)           -             -
    Sale of securities carried in other assets ............................................         -         26.8             -
                                                                                               -----------------------------------
Net cash (used for) provided from investing activities ....................................     (99.8)        18.3         104.7
                                                                                               -----------------------------------
Cash flows from financing activities:
    Purchases of common stock retired .....................................................    (139.4)       (19.5)       (103.8)
    Proceeds from exercises of Warrants and stock options .................................      21.7            -             -
    Repayment of long-term debt ...........................................................     (15.9)           -             -
    Intercompany borrowings from subsidiaries .............................................         -         23.0          30.0
    Cash dividends paid to common shareholders ............................................      (8.8)        (9.4)         (5.3)
                                                                                               -----------------------------------
Net cash used for financing activities ....................................................    (142.4)        (5.9)        (79.1)
                                                                                               -----------------------------------
Net (decrease) increase in cash during year ...............................................       (.2)          .2             -
Cash balance at beginning of year .........................................................        .2            -             -
                                                                                               -----------------------------------
Cash balance at end of year ...............................................................    $    -      $    .2      $      -
                                                                                               ===================================

SCHEDULE III


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                       SUPPLEMENTARY INSURANCE INFORMATION
                                   (MILLIONS)

-----------------------------------------------------------------------------------------------------------------------------------
           Column A                               Column B         Column C      Column D     Column E       Column F     Column G
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Future
                                                                     policy                       Other
                                                                   benefits,                     policy
                                                  Deferred           losses,                 claims and                        Net
                                               acquisition       claims and      Unearned      benefits      Premiums   investment
Segment                                              costs    loss expenses      premiums       payable        earned     income (b)
----------------------------------------------------------------------------------------------------------------------------------
Years ended:

 December 31, 1999:
   Reinsurance ...........................    $  21.3            $  782.1      $  79.0           $ -       $  211.0     $  49.1
   Property casualty insurance ...........         .9                68.9         13.1             -           72.2         4.9

 December 31, 1998:
   Reinsurance (a) .......................       20.7               723.2         71.2             -           85.4        18.1
   Property casualty insurance ...........       14.7                88.5         81.9             -          160.6         8.3

 December 31, 1997:
   Property and casualty
     insurance ...........................       14.3                71.9        78.0              -          145.3         9.0



(SCHEDULE III TABLE CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------

                                               Column H                   Column I             Column J                Column K
-----------------------------------------------------------------------------------------------------------------------------------
                                              Benefits,               Amortization
                                                claims,                of deferred               Other
                                            losses, and                     policy           operating
Segment                                      settlement                acquisition            expenses                Premiums
                                               expenses                      costs             payable                 written
-----------------------------------------------------------------------------------------------------------------------------------
Years ended:

 December 31, 1999:
   Reinsurance ...........................     $  168.2                    $  64.3                $ -                $  201.7
   Property casualty insurance ...........         60.1                        9.1                  -                    73.0

 December 31, 1998:
   Reinsurance (a) .......................         59.7                       29.1                  -                    73.7
   Property casualty insurance ...........        115.1                       25.7                  -                   164.9

 December 31, 1997:
   Property and casualty
     insurance ...........................         97.1                       23.2                  -                   150.8
-----------------------------------------------------------------------------------------------------------------------------------

(a) The amounts shown for Reinsurance in columns F through K represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

(b) The amounts shown exclude net investment income relating to non-insurance operations of $7.9 million, $10.4 million and $12.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

SCHEDULE IV

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                   REINSURANCE


-------------------------------------------------------------------------------------------------------------------------
                     Column A                     Column B     Column C     Column D      Column E        Column F
-------------------------------------------------------------------------------------------------------------------------
                                                               Ceded to      Assumed                    Percentage
                                                     Gross        other   from other           Net       of amount
Premiums earned                                     amount    companies    companies        amount      assumed to
(Dollars in millions)                                                                                          net
-------------------------------------------------------------------------------------------------------------------------
Years ended:

December 31, 1999:
   Property and casualty insurance ....................   $ 61.4      $(28.8)        $39.6         $72.2           54.8%
   Reinsurance ........................................      2.4       (32.4)        241.0         211.0          114.2%

December 31, 1998:
   Property and casualty insurance ....................    104.4       (13.1)         69.3         160.6           43.2%
   Reinsurance (a) ....................................      2.0        (8.8)         92.2          85.4          108.0%

December 31, 1997:
   Property and casualty insurance ....................     89.7        (7.4)         63.0         145.3           43.4%

-------------------------------------------------------------------------------------------------------------------------

(a) Amounts shown in columns B through F represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

SCHEDULE V


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                        VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------
                    Column A                           Column B          Column C              Column D      Column E
----------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                                  -----------------------
                                                     Balance at    Charged to    Charged                        Balance
                                                      beginning     costs and   to other     Deductions          at end
Millions                                              of period      expenses   accounts      described (a)   of period
------------------------------------------------------------------------------------------------------------------------
Years ended:

December 31,1999:
   Reinsurance recoverable:
      Allowance for reinsurance balances ..........     $1.2           $  -        $  -        $   -          $1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts ........      1.1              -           -            -           1.1

December 31,1998:
   Reinsurance recoverable:
      Allowance for reinsurance balances (b) ......     $1.2           $  -        $  -       $    -          $1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts ........       .3            1.9           -          (1.8)          .4

December 31,1997:
   Property and casualty insurance:
      Allowance for uncollectible accounts ........       .4            1.1           -          (1.2)          .3
----------------------------------------------------------------------------------------------------------------------

(a)  Represents charge-offs of balances receivable

(b) Represents allowances acquired from Folksamerica on August 18, 1998

SCHEDULE VI

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

    SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

                                   (MILLIONS)

----------------------------------------------------------------------------------------------------------------------------------
       Column A                Column B        Column C               Column D            Column E      Column F       Column G
----------------------------------------------------------------------------------------------------------------------------------

                                                Reserves for
                                               unpaid claims          Discount,
                               Deferred           and claims            if any,                                              Net
                            acquisition           adjustment           deducted           Unearned        Earned      investment
                                  costs             expenses        in Column C           premiums      premiums          income
----------------------------------------------------------------------------------------------------------------------------------
        Consolidated
         reinsurance
         operations:

                 1999      $ 21.3                $  782.1                -                $  79.0        $ 211.0         $ 49.1
                 1998(a)     20.7                   723.2                -                   71.2           85.4           18.1
                 1997           -                       -                -                      -              -              -

Consolidated property and
       casualty insurance
              operations:
                 1999          .9                   68.9                 -                   13.1           72.2            4.9
                 1998        14.7                   88.5                 -                   81.9          160.6            8.3
                 1997        14.3                   71.9                 -                   78.0          145.3            9.0

50%-or-less owned property
and casualty investees (b):
                 1999        17.5                   99.2                 -                   59.2          118.7           12.5
                 1998        16.0                  106.1                 -                   56.5          103.6           10.1
                 1997         6.5                   40.9                 -                   23.8           49.2            5.1
----------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
       Column A               Column H                  Column I         Column J        Column K
-------------------------------------------------------------------------------------------------
                              Claims and claims
                            adjustment expenses       Amortization
                            incurred related to        of deferred      Paid claims
                                (1)         (2)             policy       and claims
                            Current       Prior        acquisition       adjustment    Premiums
                               year        year              Costs         expenses     written
-------------------------------------------------------------------------------------------------
       Consolidated
       reinsurance
       operations:

                 1999            $ 138.9    $  29.3        $ 64.3        $ 237.0      $ 201.7
                 1998(a)            58.6        1.1          29.1           67.5         73.7
                 1997                  -          -             -              -            -

Consolidated property and
       casualty insurance
              operations:
                 1999               57.5        2.6           9.1           38.3         73.0
                 1998              108.4        6.7          25.7           98.7        164.9
                 1997               99.6       (2.5)         23.2           90.1        150.8

50%-or-less owned property
and casualty investees (b):
                 1999               89.3       (7.0)         34.4           84.3        121.3
                 1998               82.5       (5.1)         24.2           48.1        118.3
                 1997               35.9       (1.2)         12.7           34.1         51.8
------------------------------------------------------------------------------------------------


(a) The amounts shown for Reinsurance in columns F through K represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

(b) The amounts shown represent White Mountains' share of its property and casualty affiliate, MSA, which was 50.0% owned during the years ended December 31, 1999 and 1998 and 33.1% owned during the year ended December 31, 1997.