Form 10-Q
period 2000-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2000-05-12
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-8993


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           BERMUDA                                              94-2708455
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)


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

As of May 5, 2000, 5,895,201 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.



                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                              PAGE NO.
     ITEM 1.      FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                  March 31, 2000 (Unaudited), and December 31, 1999                                      3

                  Condensed Consolidated Statements of Income and Comprehensive Income
                  (Unaudited), Three Months Ended March 31, 2000 and 1999                                4

                  Condensed Consolidated Statements of Cash Flows (Unaudited),
                  Three Months Ended March 31, 2000 and 1999                                             5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                                                 6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                   12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            17


PART II.          OTHER INFORMATION


     ITEMS 1 THROUGH 6                                                                                  18



SIGNATURES                                                                                              19

           PART I. FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

           WHITE MOUNTAINS INSURANCE GROUP, LTD.
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in millions, except per share amounts)

                                                                                                MARCH 31,              December 31,
                                                                                                  2000                    1999
                                                                                             -------------           -------------
                                                                                             (UNAUDITED)
           ASSETS

           Fixed maturity investments, at fair value (cost: $1,021.4 and $957.9)             $      998.0            $      924.5
           Common equity securities, at fair value (cost: $149.7 and $100.4)                        154.5                   108.4
           Short-term investments, at amortized cost (which approximated market value)              158.3                   117.5
           Other investments (cost: $61.0 and $57.5)                                                 64.8                    68.3
                                                                                             -------------           -------------

                  Total investments                                                               1,375.6                 1,218.7

           Cash                                                                                         -                     3.9
           Investments in unconsolidated insurance affiliates                                       471.0                   422.6
           Reinsurance recoverable on paid and unpaid losses                                        357.0                   193.7
           Insurance and reinsurance balances receivable                                             67.6                    49.8
           Deferred acquisition costs                                                                23.2                    22.2
           Investment income accrued                                                                 16.0                    15.0
           Other assets                                                                             174.2                   106.9
           Net assets of discontinued mortgage banking operations                                    17.7                    16.3
                                                                                                                     -------------
                                                                                             -------------

           TOTAL ASSETS                                                                      $    2,502.3            $    2,049.1
                                                                                             =============           =============

           LIABILITIES

           Loss and loss adjustment expense reserves                                         $    1,241.0            $      851.0
           Unearned insurance and reinsurance premiums                                               92.2                    92.1
           Short-term debt                                                                              -                     4.0
           Long-term debt                                                                           202.8                   202.8
           Deferred credit                                                                          130.6                   100.6
           Accounts payable and other liabilities                                                   196.6                   184.3
                                                                                             -------------           -------------

                  Total liabilities                                                               1,863.2                 1,434.8
                                                                                             -------------           -------------

           SHAREHOLDERS' EQUITY

           Common stock at $1 par value per share - authorized 50,000,000 shares;
             issued and outstanding 5,902,256 and 5,945,953 shares                                    5.9                     5.9
           Paid-in surplus                                                                           66.5                    67.0
           Retained earnings                                                                        521.7                   534.2
           Accumulated other comprehensive income, after tax                                         45.0                     7.2
                                                                                             -------------           -------------
                  Total shareholders' equity                                                        639.1                   614.3
                                                                                             -------------           -------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    2,502.3            $    2,049.1
                                                                                             =============           =============


            See Notes to Condensed Consolidated Financial Statements.

     WHITE MOUNTAINS INSURANCE GROUP, LTD.
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME UNAUDITED
     (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               --------------------------
                                                                                                   2000          1999
                                                                                               -----------  -------------
     REVENUES:
       Earned insurance and reinsurance premiums                                               $     70.4   $     93.7
       Net investment income                                                                         14.5         15.8
       Net realized investment gains (losses)                                                        (6.0)         9.0
       Earnings (losses) from unconsolidated insurance affiliates                                    (3.8)         4.2
       Amortization of deferred credit                                                                7.8          1.8
       Other revenue                                                                                   .2          2.4
                                                                                               -----------  -----------
          Total revenues                                                                             83.1        126.9
                                                                                               -----------  -----------

     EXPENSES:
       Losses and loss adjustment expenses                                                           53.0         66.4
       Insurance and reinsurance acquisition expenses                                                17.9         22.8
       Compensation and benefits                                                                      6.7         12.8
       General expenses                                                                               8.9          4.1
       Interest expense                                                                               4.1          4.2
                                                                                               -----------  -----------
          Total expenses                                                                             90.6        110.3
                                                                                               -----------  -----------

     PRETAX EARNINGS (LOSS)                                                                          (7.5)        16.6

       Tax provision (benefit)                                                                       (1.9)         5.8
                                                                                               -----------  -----------

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                                    (5.6)        10.8

       Net income from discontinued mortgage banking operations                                         -          3.0
                                                                                               -----------  -----------

     NET INCOME (LOSS)                                                                               (5.6)        13.8
                                                                                               ===========  ===========

     OTHER COMPREHENSIVE INCOME ITEMS, AFTER TAX:

       Net unrealized (losses) gains for investments held during the period                          33.3        (15.2)
       Net change in foreign currency translation                                                     (.1)         (.1)
       Recognition of net unrealized gains (losses) for investments sold during the period            4.6         (5.9)
                                                                                               -----------  -----------

     COMPREHENSIVE NET INCOME (LOSS)                                                           $     32.2   $     (7.4)
                                                                                               ===========  ===========

     BASIC EARNINGS PER SHARE:
        Net income (loss)                                                                      $     (.94)  $     2.36
        Comprehensive net income (loss)                                                              5.45        (1.26)

     DILUTED EARNINGS PER SHARE:
        Net income (loss)                                                                      $     (.94)  $     2.10
        Comprehensive net income (loss)                                                              5.45        (1.15)


            See Notes to Condensed Consolidated Financial Statements.

       WHITE MOUNTAINS INSURANCE GROUP, LTD.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       UNAUDITED
       (MILLIONS)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                           ---------------------------------
                                                                                                 2000              1999
                                                                                           ---------------    --------------
       CASH FLOWS FROM OPERATIONS:
       Net (loss) income from continuing operations                                        $         (5.6)    $        10.8
       Charges (credits) to reconcile net income to cash flows from operations:
         Undistributed loss (earnings) from unconsolidated insurance affiliates                       4.6              (3.8)
         Net realized investment losses (gains)                                                       6.0              (9.0)
         Amortization of deferred credit                                                             (7.8)             (1.8)
         Increase (decrease) in unearned insurance premiums                                            .1              (3.7)
         Decrease (increase) in insurance and reinsurance premiums receivable                         1.3              (2.3)
         (Increase) decrease in deferred acquisition costs                                            (.9)              1.6
         Decrease in insurance loss and loss adjustment expense reserves                            (15.5)            (16.4)
         Net change in current and deferred income taxes receivable and payable                     (40.6)              1.6
         Net change in other assets                                                                  (1.6)              9.1
         Net change in other liabilities                                                             10.7              (8.9)
         Other, net                                                                                   (.3)              1.6
                                                                                           ---------------    --------------

       NET CASH FLOWS USED FOR OPERATIONS                                                           (49.6)            (21.2)
                                                                                           ---------------    --------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in short-term investments                                          (37.8)              2.4
         Sales of common equity securities and other investments                                     58.4              23.7
         Sales and maturities of fixed maturity investments                                         184.3              37.5
         Purchases of common equity securities and other investments                                (70.7)            (10.2)
         Purchases of fixed maturity investments                                                    (18.8)            (14.4)
         Purchase of consolidated affiliate, net of cash balances acquired                          (57.2)                -
         Net purchases of fixed assets                                                                (.1)              (.7)
                                                                                           ---------------    --------------

       NET CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES                                             58.1              38.3
                                                                                           ---------------    --------------

       CASH FLOWS FROM FINANCING ACTIVITIES
         Net repayments of short-term debt                                                           (4.0)            (35.0)
         Issuances of long-term debt                                                                    -              85.0
         Repayments of long-term debt                                                                   -             (55.6)
         Purchases of common stock retired                                                           (5.3)            (25.3)
         Cash dividends paid to shareholders                                                         (2.4)             (2.3)
                                                                                           ---------------    --------------

       NET CASH USED FOR FINANCING ACTIVITIES                                                       (11.7)            (33.2)
                                                                                           ---------------    --------------

       NET CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS                                      (.7)             10.3
                                                                                           ---------------    --------------

       NET DECREASE IN CASH DURING PERIOD                                                            (3.9)             (5.8)

       CASH BALANCES AT BEGINNING OF PERIOD                                                           3.9              22.4
                                                                                           ---------------    --------------

       CASH BALANCE AT END OF PERIOD                                                       $            -     $        16.6
                                                                                           ===============    ==============

       SUPPLEMENTAL CASH FLOWS INFORMATION:
         Interest paid                                                                     $         (5.3)    $       (22.9)
         Net income taxes paid                                                                      (38.5)             (4.2)



            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company is a Bermuda corporation with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda and its principal executive office located at 80 South Main Street, Hanover, New Hampshire, 03755-2053. The Company's consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). The Company's consolidated property and casualty insurance operations are conducted through Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), British Insurance Company of Cayman ("BICC") and Waterford Insurance Company ("Waterford"). ACIC and BICC are currently in run-off. The Company's principal unconsolidated affiliates consist of a 26% interest in Financial Security Assurance Holding Ltd. ("FSA"), which writes municipal and commercial bond credit enhancement insurance, and a 50% interest in Main Street America Holdings, Inc. ("MSA"), a stock subsidiary of National Grange Mutual
(NGM) which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business.

All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

ACQUISITION AND DISPOSITION ACTIVITIES

On June 17, 1999, White Mountains completed the sale of Valley Group, Inc. ("Valley Group") to a third party. Valley Group represented the majority of White Mountains' primary property and casualty insurance operations at the time of sale. The sale of Valley Group did not include Waterford Insurance Company ("Waterford", formerly Valley National Insurance Company), a small property and casualty insurance company which is licensed to write property and casualty insurance in 48 states. The sale of Valley Group constituted a significant business disposition by White Mountains that affects the comparability of the financial statements provided herein.

Condensed pro forma income statement information for the three months ended March 31, 1999, which assumes the sale of Valley Group had occurred as of January 1, 1999, follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                           March 31, 1999
Millions                                                                                 Actual        Pro Forma
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                                     $     126.9        $    170.6
Net income from continuing operations                                              $      10.8        $     62.5

Net income from continuing operations per share:

   Basic                                                                           $      1.84        $    10.72
   Diluted                                                                         $      1.64        $     9.60
===================================================================================================================

The pro forma information presented herein does not purport to represent what White Mountains' results of operations actually would have been had White Mountains completed the sale of Valley Group as of January 1, 1999, or to project White Mountains' results of operations for any future date or period.

On June 29, 1999 White Mountains completed its acquisition of USF Re Insurance Co. ("USF Re"). The purchase of USF Re did not constitute a significant business acquisition by White Mountains and therefore prior year pro forma income statement disclosures related to the acquisition of USF Re are not provided herein.

On October 15, 1999 White Mountains completed its acquisition of PIC, ACIC and BICC. The purchase of these companies did not constitute a significant business acquisition by White Mountains and therefore prior year pro forma income statement disclosures related to the acquisition of PIC, ACIC and BICC are not provided herein.

On March 31, 2000 White Mountains completed its acquisition of PCA Property & Casualty Insurance Company ("PCA"), a Florida-domiciled insurance company specializing in workers' compensation which is in runoff. The PCA acquisition is expected to have constituted a significant business acquisition by White Mountains. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments, $160.0 million of reinsurance recoverables and $405.5 million of loss and loss adjustment expenses. Since the closing of the PCA transaction occurred as of the March 31, 2000 balance sheet date, the prior year pro forma income statement effects of the PCA transaction will be initially reflected in the Company's June 30, 2000 Form 10-Q.

DEFERRED CREDIT BALANCES

As of March 31, 2000 and December 31, 1999, White Mountains had deferred credit balances of $130.6 million and $100.6 million, respectively. These deferred credits resulted from the transactions outlined below.

In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($28.0 million at March 31, 2000) that is being amortized to income ratably over the estimated period of benefit of five years.

In October 1999 White Mountains acquired CIG for $86.7 million in cash. Because the cost of acquiring CIG was less than the value of its net identifiable assets, the Company recorded a $62.0 million deferred credit ($52.5 million at March 31, 2000) which is being amortized ratably over the estimated period of benefit of three years.

In May and September 1999 White Mountains exercised stock options to acquire 2,560,607 shares of the common stock of FSA. Because the cost of White Mountains' investment in FSA common stock (resulting from the exercise of the stock options) was less than the incremental portion of FSA's net identifiable assets it acquired at the date of exercise, White Mountains recorded a $14.2 million deferred credit ($12.2 million at March 31, 2000) that is being amortized to income ratably over the estimated period of benefit of five years.

In March 2000 White Mountains acquired PCA for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets at that date, White Mountains recorded a $37.9 million deferred credit on March 31, 2000 which it expects to amortize to income over the estimated period of benefit which is currently estimated to be approximately eight years.

NOTE 2.  DISCONTINUED MORTGAGE BANKING OPERATIONS

On May 1, 1999, the Company concluded its sale of substantially all its mortgage banking assets to a third party. As a result of the Company's decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein. Summary condensed financial results of White Mountains' discontinued mortgage banking operations follow:


 CONDENSED STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,       December 31,
Millions                                                                                 2000               1999
-------------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and investments                                                                $  20.2          $    11.2
     Residual mortgage loans                                                                14.8               29.5
     Other mortgage related assets                                                           2.4                2.1
     Other assets                                                                           11.4               15.7
                                                                                    -------------------------------

     Total assets of discontinued mortgage banking assets                                $  48.8          $    58.5
                                                                                    -------------------------------

LIABILITIES:
     Accounts payable and other liabilities                                              $  31.1          $    42.2
                                                                                    -------------------------------

     Net assets of discontinued mortgage banking operations                              $  17.7          $    16.3
===================================================================================================================


  CONDENSED STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months
                                                                                                  ended March 31,
                                                                                                -------------------
Millions                                                                                           2000        1999
-------------------------------------------------------------------------------------------------------------------
REVENUES:
     Net investment income                                                                       $    -     $  21.6
     Net gain on sales of mortgages                                                                   -        20.3
     Net mortgage servicing revenue                                                                   -         8.2
     Other mortgage operations revenue                                                                -         9.0
                                                                                                -------------------

     Total revenues                                                                                   -        59.1
                                                                                                -------------------

EXPENSES:
     Compensation and benefits                                                                        -        21.0
     Interest expense                                                                                 -        19.1
     General expenses                                                                                 -        12.9
                                                                                                -------------------

     Total expenses                                                                                   -        53.0
                                                                                                -------------------

     Pretax earnings                                                                                  -         6.1
     Income tax provision                                                                             -        (2.2)
                                                                                                -------------------

     Net income before minority interest                                                              -         3.9
     Minority interest - preferred stock dividends                                                    -         (.9)
                                                                                                -------------------

     Net income from discontinued mortgage banking operations                                    $    -     $   3.0
===================================================================================================================

NOTE 3.  REINSURANCE AND INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes the loss and loss adjustment expense reserve activities of Folksamerica's reinsurance operations for the three month periods ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                              ---------------------
Millions                                                                                           2000     1999
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                              $   782.1   $  723.2
    Less beginning reinsurance recoverable                                                        (136.2)    (129.0)
                                                                                              ---------------------
Net loss and loss adjustment expense reserves                                                      645.9      594.2
Loss and loss adjustment expense reserves acquired - PCA                                           252.3          -
Losses and loss adjustment expenses incurred relating to:
    Current year losses                                                                             48.8       35.6
    Prior year losses                                                                                1.6        2.6
                                                                                              ---------------------
Total incurred losses and loss adjustment expenses                                                  50.4       38.2

Loss and loss adjustment expenses paid relating to:
    Current year losses                                                                             (2.8)      (1.6)
    Prior year losses                                                                              (63.6)     (46.8)
                                                                                              ---------------------
Total loss and loss adjustment expense payments                                                    (66.4)     (48.4)

Net ending balance                                                                                 882.2      584.0
    Plus ending reinsurance recoverable                                                            292.8      122.5
                                                                                              ---------------------
Gross ending balance                                                                           $ 1,175.0   $  706.5
===================================================================================================================

Incurred reinsurance losses totalling $1.6 million and $2.6 million for the three month periods ended March 31, 2000 and 1999, respectively, related to prior accident years are primarily attributable to reserve additions relating to asbestos, environmental liability and breast implant exposures.

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance operations for the three months ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                                 ------------------
Millions                                                                                           2000        1999
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                $ 68.9      $ 88.5
Losses and loss adjustment expenses incurred (net of ceded reinsurance)                             2.6        28.2
Loss and loss adjustment expenses paid and other (net of reinsurance)                              (5.5)      (27.9)
                                                                                             ----------------------
Ending balance                                                                                   $ 66.0      $ 88.8
===================================================================================================================

Loss and loss adjustment expenses incurred during the periods presented did not include significant reserve strengthening for losses and loss adjustment expenses relating to prior years.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average number of the Company's common stock ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. In the diluted earnings per share calculation, the Company's net income is reduced by an amount deemed to be reflective of the dilution to FSA's reported net income caused by its investment in FSA convertible preferred stock.

The following table outlines the Company's computation of earnings per Share for the three months ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -------------------
                                                                                                    2000       1999
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income (loss)                                                                                $ (5.6)   $   13.8
                                                                                                ===================
Net income (loss) from continuing operations                                                     $ (5.6)   $   10.8
                                                                                                ===================
Comprehensive net income (loss)                                                                  $ 32.2    $   (7.4)
------------------------------------------------------------------------------------------------===================

DILUTED EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income (loss)                                                                                $ (5.6)   $   13.8
   Dilution to earnings from unconsolidated insurance affiliates                                       -        (.1)
                                                                                                -------------------
Diluted net income (loss)                                                                        $ (5.6)   $   13.7
                                                                                                ===================
Diluted net income (loss) from continuing operations                                             $ (5.6)   $   10.7
                                                                                                ===================
Diluted comprehensive net income (loss)                                                          $ 32.2    $   (7.5)
------------------------------------------------------------------------------------------------===================

EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per Share numerator (average common shares outstanding)                             5,926      5,831
   Dilutive stock options and warrants to acquire common stock (a)                                     -        670
                                                                                                -------------------
Diluted earnings per Share denominator                                                             5,926      6,501
------------------------------------------------------------------------------------------------===================

BASIC EARNINGS PER SHARE (IN DOLLARS):
Net income (loss)                                                                                $ (.94)   $   2.36
                                                                                                ===================
Net income (loss) from continuing operations                                                     $ (.94)   $   1.84
                                                                                                ===================
Comprehensive net income                                                                         $ 5.45    $  (1.26)
------------------------------------------------------------------------------------------------===================

DILUTED EARNINGS PER SHARE (IN DOLLARS):
Net income (loss)                                                                                $ (.94)   $   2.10
                                                                                                ===================
Net income (loss) from continuing operations                                                     $ (.94)   $   1.64
                                                                                                ===================
Comprehensive net income                                                                         $ 5.45    $  (1.15)
===================================================================================================================

(a) The 2000 period excludes the net anti-dilutive effects of stock options to acquire 81,000 Shares at $106.72 per Share. The 1999 period includes the net dilutive effects of warrants to acquire 1,000,000 Shares at $21.66 per Share and stock options to acquire 2,000 Shares at $24.82 per Share.

NOTE 5.  ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

In October 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-7 entitled "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk". SOP 98-7 provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for periods beginning January 1, 2000, with early adoption permitted. The adoption of SOP 98-7 did not have a material impact on White Mountains' financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective beginning after June 15, 2000, with initial application as of the beginning of the first quarter of the applicable fiscal year. White Mountains is currently evaluating the impact of the adoption of SFAS 133 and the potential effects on its financial position and results of operations.


NOTE 6.  SEGMENT INFORMATION

White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates (which includes White Mountains' investment in MediaOne preferred stock for the 1999 period) and Holding Company (primarily the operations of the Company and certain of its onshore and offshore subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made its determination of segments based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company's Board of Directors. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities and intercompany management fees (all of which have been eliminated herein). Financial information presented by segment is shown below:


                                                                  Property and Investments in
                                                                      Casualty Unconsolidated    Holding
Millions                                               Reinsurance   Insurance     Affiliates    Company      Total
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------------------------------------------
Revenues from external customers                          $   64.8      $  5.6        $     -   $      -    $  70.4
Net investment income                                         11.7         2.1              -         .7       14.5
Net realized investment gains                                 (6.7)          -              -         .7       (6.0)
Earnings (losses) from unconsolidated insurance affiliates       -           -           (3.8)         -       (3.8)
Amortization of deferred credit                                1.9           -             .1        5.8        7.8
Other revenue                                                    -          .2              -          -         .2
                                                      -------------------------------------------------------------
Total revenues                                            $   71.7      $  7.9        $  (3.7)  $    7.2    $  83.1
                                                      =============================================================
Pretax earnings (loss)                                    $   (1.7)     $  2.0        $  (3.7)  $   (4.1)   $  (7.5)
                                                      =============================================================
Net income (loss) from continuing operations              $      -      $  1.1        $  (2.8)  $   (3.9)   $  (5.6)
===================================================================================================================
Three Months Ended March 31, 1999
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                          $   53.6      $ 42.3        $    -    $      -    $  95.9
Net investment income                                         11.5         1.9             .9        1.5       15.8
Net realized investment gains                                   .3          .8              -        7.9        9.0
Earnings from unconsolidated insurance affiliates                -           -            4.2          -        4.2
Amortization of deferred credit                                1.8           -              -          -        1.8
Other revenue                                                    -           -              -         .2         .2
                                                      -------------------------------------------------------------
Total revenues                                            $   67.2      $ 45.0        $   5.1   $    9.6    $ 126.9
                                                      =============================================================
Pretax earnings                                           $    7.7      $   .6        $   5.1   $    3.2    $  16.6
                                                      =============================================================
Net income from continuing operations                     $    5.9      $   .5        $   3.7   $     .7    $  10.8
===================================================================================================================

Millions                                              Property and  Investments in            Net Assets of
                                                          Casualty  Unconsolidated   Holding   Discontinued
Ending assets                              Reinsurance   Insurance      Affiliates   Company    Operations    Total
-------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000                                $1,729.9      $192.2          $471.0     $91.5        $17.7  $2,502.3
December 31, 1999                              1,294.3       198.6           422.6     117.3         16.3   2,049.1
===================================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 AND 1999

White Mountains reported a net loss of $5.6 million or $.94 per common Share for the first quarter ended March 31, 2000, compared to net income of $13.8 million or $2.10 per diluted Share for the comparable 1999 period. Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains for the period), was $32.2 million or $5.45 per Share for the first quarter ended March 31, 2000, compared to a comprehensive net loss of $7.4 million or $1.15 per diluted Share for the comparable 1999 period.

White Mountains ended the first quarter of 2000 with a book value per Share of $108.26, an increase of $4.94 from the December 31, 1999 book value per Share of $103.32. Tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) at March 31, 2000 totalled $127.92, an increase of $7.69 from the December 31, 1999 tangible book value per Share of $120.23.

                      INSURANCE AND REINSURANCE OPERATIONS

CONSOLIDATED REINSURANCE OPERATIONS. Folksamerica provided $2.3 million of comprehensive net income for the quarter ended March 31, 2000 versus $4.9 million of comprehensive net income for the comparable 1999 period. Folksamerica's comprehensive net income for the 2000 period resulted from net unrealized gains in its bond portfolio exceeding net unrealized losses in its portfolio of common stock and other investments. See "Liquidity and Capital Resources". A summary of Folksamerica's reinsurance operating results follows:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                              ---------------------
Dollars in millions                                                                                 2000       1999
-------------------------------------------------------------------------------------------------------------------
REINSURANCE OPERATIONS:
    Net written premiums                                                                       $    67.4  $    49.9
    Earned premiums                                                                            $    64.8  $    53.7

    Loss and loss adjustment expense                                                                77.9%      71.5%
    Underwriting expense                                                                            31.0%      34.3%
                                                                                                -------------------
            Combined ratio                                                                         108.9%     105.8%
===================================================================================================================

Folksamerica's first quarter 2000 combined ratio was 108.9% versus a combined ratio of 105.8% for the comparable 1999 period. For the 2000 first quarter, Folksamerica's combined ratio was substantially on plan reflecting continued poor market conditions. The increase in the combined ratio from 1999 to 2000 primarily reflects a shift in business mix to longer-tailed lines such as casualty coverages resulting primarily from Folksamerica's June 1999 acquisition of USF Re. Folksamerica expects that this modest shift to longer-tailed lines will provide additional investment income that will offset the resultant higher combined ratios experienced.

CONSOLIDATED INSURANCE OPERATIONS. A summary of written and earned premiums relating to White Mountains' consolidated insurance operations follows:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                              ---------------------
Dollars in millions                                                                                 2000       1999
-------------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
    Net written premiums                                                                       $     5.8  $    40.3
    Earned premiums                                                                            $     5.5  $    40.0
===================================================================================================================

The activities of PIC, ACIC, BICC and Waterford did not have a significant impact on the Company's first quarter 2000 operating results. During the 1999 second quarter, the Company sold Valley Group (consisting primarily of Valley Insurance Company, Charter Indemnity Company and White Mountains Insurance Company) to a third party which served to significantly reduce written and earned insurance premiums from 1999 to 2000. The activities of Valley Group did not have a significant impact on the Company's first quarter 1999 operating results.

UNCONSOLIDATED INSURANCE OPERATIONS. White Mountains recorded a net loss on its investment in FSA of $1.7 million during the 2000 first quarter versus net income of $3.2 million during the comparable 1999 period. The net loss applicable to White Mountains for 2000 resulted from realized investment losses and increased expenses for employee equity-based compensation programs, which rose significantly after FSA's announcement of its pending acquisition by Dexia S.A. ("Dexia") in mid-2000. During the 2000 first quarter, FSA produced $62.3 million of present value premiums, compared with $122.1 million in the same period in the prior year. The major factor behind the decline in first quarter business was lower overall new-issue volume in certain markets as a result of higher interest rates, market volatility and the Y2K-related acceleration of business into the 1999 fourth quarter. Despite the slowdown in volume, FSA's first quarter 2000 core earnings per share increased 24.7% versus the 1999 comparable period.

White Mountains recorded a net loss on its investment in MSA of $.7 million ($1.5 million of comprehensive net income) during the 2000 first quarter versus net income of $.5 million ($2.0 million of comprehensive net loss) for the 1999 first quarter. MSA's first quarter 2000 combined ratio was 108.5% versus 106.7% for the comparable 1999 period.


                              INVESTMENT OPERATIONS

Net investment income totalled $14.5 million for the quarter ended March 31, 2000 compared to $15.8 million for the comparable 1999 period. White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity investments and dividend income from its equity investments. The decrease in net investment income from 1999 to 2000 is primarily attributable to the sale of Valley Group.

White Mountains records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its outstanding options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates.

Additional information concerning White Mountains' net investment gains and losses arising during the periods, before tax, were as follows:

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -------------------
Millions                                                                                           2000        1999
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                                         $  (6.0)   $     9.0
Net unrealized losses from investment securities                                                  (2.7)        (8.3)
Net unrealized gains (losses) from investments in unconsolidated affiliates                       53.0        (24.3)
                                                                                             ----------------------
Total net investment gains (losses) on investments during the period                           $  44.3    $   (23.6)
===================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on the income statement were as follows:

                                                                                                    Three Months
                                                                                                  Ended March 31,
                                                                                               --------------------
Millions                                                                                           2000        1999
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                                         $   (6.0)  $    9.0
  Income tax benefit (expense) applicable to such gains                                             1.4       (3.1)
                                                                                             ----------------------
Net realized investment gains (losses) for investments sold, after tax                         $   (4.6)  $    5.9
                                                                                             ======================

Net unrealized investment gains (losses) for investments held during the period                $   44.3   $  (23.6)
  Income tax benefit (expense) applicable to such gains and losses                                (11.0)       8.4
                                                                                             ----------------------
Net unrealized investment gains (losses) for investments held during the period, after tax         33.3      (15.2)
  Recognition of net unrealized losses (gains) for investments sold, after tax                      4.6       (5.9)
                                                                                             ----------------------
Change in net unrealized investment gains, after tax                                           $   37.9   $  (21.1)
===================================================================================================================

Net realized losses on investments of $6.0 million for the quarter ended March 31, 2000 resulted principally from sales of fixed maturities in preparation for Folksamerica's purchase of PCA. See "Liquidity and Capital Resources". Net realized investment gains of $9.0 million for the 1999 first quarter resulted principally from sales of common equity securities.

Net unrealized investment gains for investments held during the 2000 first quarter of $33.3 million, after tax, include an after tax unrealized gain of $26.9 million in the fair value of White Mountains' investment in FSA convertible securities. White Mountains' $15.2 million decrease in after tax net unrealized investment gains for investments held during the 1999 first quarter primarily reflects a decrease in the market value of its FSA options and convertible securities during that period.


                               EXPENSES AND TAXES

Insurance losses and loss adjustment expenses totalled $53.0 million for the quarter ended March 31, 2000 versus $66.4 million for the comparable 1999 period. Insurance and reinsurance acquisition expenses totalled $17.9 million for the first quarter of 2000 versus $22.8 million for the first quarter of 1999. The decreases in these insurance expenses from 1999 to 2000 are primarily attributable to the sale of Valley Group.

Compensation and benefits expenses totalled $6.7 million for the first quarter of 2000 versus $12.8 million for the comparable 1999 period. The decrease in compensation and benefits expenses from 1999 to 2000 is primarily the result of the sale of Valley Group, as well as a fourth quarter 1999 acceleration of compensation and benefits expenses that would have ordinarily been incurred in future periods. The acceleration of these expenses resulted in increased tax deductible expenses in 1999.

General expenses totalled $8.9 million for the first quarter of 2000 versus $4.1 million during the comparable 1999 period. The increase in general expenses during the 2000 period are primarily attributable to various contingencies associated with certain of the Company's acquisition and disposition activities over the past several months, including expenditures made in connection with Dexia's pending acquisition of FSA.

Interest expense totalled $4.1 million for the first quarter of 2000 versus $4.2 million during the comparable 1999 period. The decrease in interest expense from 1999 to 2000 is primarily attributable to the sale of Valley Group.

As a result of the Company's redomestication to Bermuda during the 1999 third quarter, income earned by its offshore subsidiaries is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Income earned by the Company's onshore subsidiaries continue to be subject to United States income taxes. During the first quarter of 2000, White Mountains recorded a $1.9 million tax benefit which consisted of a Federal income tax benefit of $2.1 million partially offset by foreign and United States withholding tax expenses of $.2 million.


LIQUIDITY AND CAPITAL RESOURCES

During the 2000 first quarter, the Company repurchased 43,697 Shares for a total of $5.1 million in cash. All Shares repurchased during 2000 have been retired.

On May 5, 2000, Folksamerica concluded its previously announced acquisition of the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital"), a wholly-owned subsidiary of Risk Capital Holdings, Inc., for consideration of $20.1 million. Because the cost of Risk Capital's reinsurance operations was greater than the fair value of the net identifiable assets it acquired at that date, Folksamerica expects to record goodwill of $20.1 million plus related acquisition expenses which it will amortize to expense over the anticipated period of benefit which is currently estimated to be approximately twenty years.

During the first quarter of 2000, Folksamerica raised $196.3 million through sales of investment securities (primarily fixed maturity investments) in preparation for its acquisitions of PCA and Risk Capital.

On March 14, 2000, White Mountains entered into a definitive agreement to sell its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controls a substantial amount of its holdings of FSA) as well as all its other holdings of FSA, to Dexia for total proceeds of $620.4 million. The transaction will occur only in connection with Dexia's pending merger with FSA in which all other outstanding shares of FSA will receive $76.00 cash per share. The merger agreement between FSA and Dexia is subject to, among other matters, regulatory approvals (some of which have yet to be obtained) and the satisfaction of the conditions contained in Dexia's merger agreement with FSA, including the approval of FSA shareholders. There can be no assurance that the sale will, in fact, occur. The transaction, if approved, is expected to close mid-year 2000.

White Mountains expects that the Dexia transaction will serve to increase its March 31, 2000 tangible book value by $252.1 million, after tax, or $41.29 per Share.


FORWARD LOOKING STATEMENTS

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

White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers, (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients, (iii) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting White Mountains' financial position, and (iv) inadequacy of loss reserves established by White Mountains. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.


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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*
                  27 - Financial Data Schedule for the three-month period ended
                       March 31, 2000**

           (b)    Reports on Form 8-K

                  During the 2000 first quarter the Company filed the following Current Reports on Form 8-K:

                  - Form 8-K dated January 10, 2000 which announced the pending acquisition of Risk Capital by Folksamerica.

                  - Form 8-K dated March 14, 2000 which announced the pending acquisition of FSA by Dexia.

          *    Not included herein as the information is contained elsewhere within report. See Note 4 of the Notes to Condensed Consolidated
               Financial Statements.
          **   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                          -------------------------------------
                                          (Registrant)



Date: May 11, 2000                        By: /s/
                                          -------------------------------------
                                          Michael S. Paquette
                                          Senior Vice President and Controller