Form 10-Q
period 2000-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2000-08-11
CIK 776867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 1O-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Yes |X| No |_|

As of August 7, 2000, 5,880,115 shares of Common Stock with a par value of $1.00 per share were outstanding.

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------
    Item 1. Financial Statements

            Consolidated Balance Sheets,
            June 30, 2000 (Unaudited) and December 31, 1999                    3

            Consolidated Statements of Income and Comprehensive Income (Unaudited), Three Months and Six Months Ended June 30, 2000
            and 1999                                                           4

            Consolidated Statements of Cash Flows (Unaudited),
            Six Months Ended June 30, 2000 and 1999                            5

            Notes to Consolidated Financial
            Statements (Unaudited)                                             6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

PART II.    OTHER INFORMATION

    Items 1 through 6                                                         20

SIGNATURES                                                                    21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

                                                                              June 30,      December 31,
                                                                                2000            1999
                                                                            -----------     ------------
                                                                            (Unaudited)
Assets
Fixed maturity investments, at fair value (cost $1,126.8 and $957.9)          $1,106.4        $  924.5
Common equity securities, at fair value (cost $217.4 and $100.4)                 219.8           108.4
Short-term investments, at amortized cost (which approximated market value)      202.4           117.5
Other investments (cost $62.4 and $57.5)                                          71.2            68.3
                                                                              --------        --------
    Total investments                                                          1,599.8         1,218.7

Cash                                                                              11.5             3.9
Investments in unconsolidated insurance affiliates                               478.8           422.6
Reinsurance recoverable on paid and unpaid losses                                400.3           193.7
Insurance and reinsurance balances receivable                                    151.3            49.8
Deferred acquisition costs                                                        46.6            22.2
Goodwill                                                                          26.6             3.6
Investment income accrued                                                         18.8            15.0
Other assets                                                                     239.8           103.3
Net assets of discontinued mortgage banking operations                            16.2            16.3
                                                                              --------        --------

Total Assets                                                                  $2,989.7        $2,049.1
                                                                              ========        ========

Liabilities
Loss and loss adjustment expense reserves                                     $1,600.8        $  851.0
Unearned insurance and reinsurance premiums                                      195.7            92.1
Short-term debt                                                                   10.0             4.0
Long-term debt                                                                   197.7           202.8
Deferred credits                                                                 121.0           100.6
Accounts payable and other liabilities                                           223.8           184.3
                                                                              --------        --------
    Total liabilities                                                          2,349.0         1,434.8
                                                                              --------        --------

Shareholders' Equity
Common stock at $1 par value per share - authorized 50,000,000 shares;
  issued and outstanding 5,884,824 and 5,946,953 shares                            5.9             5.9
Paid-in surplus                                                                   66.2            67.0
Retained earnings                                                                517.0           534.2
Accumulated other comprehensive income, after tax                                 51.6             7.2
                                                                              --------        --------
    Total shareholders' equity                                                   640.7           614.3
                                                                              --------        --------

Total Liabilities and Shareholders' Equity                                    $2,989.7        $2,049.1
                                                                              ========        ========

                 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Unaudited
(millions, except per share amounts)

                                                                               Three Months Ended   Six Months Ended
                                                                                    June 30,            June 30,
                                                                               ------------------   ----------------
                                                                                 2000      1999      2000      1999
                                                                                ------    ------    ------    ------
Revenues:
  Earned insurance and reinsurance premiums                                     $122.8    $ 72.6    $193.2    $166.3
  Gain (loss) on sale of Valley Group                                             (5.4)     88.1      (5.4)     88.1
  Net investment income                                                           20.5      13.4      35.0      29.2
  Net realized gains (losses) on investments and other assets                      1.8      17.8      (4.2)     26.8
  Earnings (losses) from unconsolidated insurance affiliates                       (.1)      4.8      (3.9)      9.0
  Amortization of deferred credits and other benefits                             14.6       1.9      22.4       3.7
  Other revenue                                                                    9.7        .9       9.9       3.3
                                                                                ------    ------    ------    ------
    Total revenues                                                               163.9     199.5     247.0     326.4
                                                                                ------    ------    ------    ------
Expenses:
  Losses and loss adjustment expenses                                            107.3      56.6     160.3     123.0
  Insurance and reinsurance acquisition expenses                                  32.4      16.7      50.3      39.5
  Compensation and benefits                                                       12.4      12.3      19.1      25.1
  General expenses                                                                 4.8       5.1      13.7       9.2
  Interest expense                                                                 4.1       4.0       8.2       8.2
                                                                                ------    ------    ------    ------
    Total expenses                                                               161.0      94.7     251.6     205.0
                                                                                ------    ------    ------    ------
Pretax earnings (loss)                                                             2.9     104.8      (4.6)    121.4
  Tax provision                                                                    3.1      41.0       1.2      46.8
                                                                                ------    ------    ------    ------
Net income (loss) from continuing operations                                       (.2)     63.8      (5.8)     74.6
  Gain from sale of discontinued mortgage banking operations, after tax             --      14.9        --      14.9
  Net income (loss) from discontinued mortgage banking operations                   --      (2.0)       --       1.0
                                                                                ------    ------    ------    ------
Net income (loss)                                                                  (.2)     76.7      (5.8)     90.5
                                                                                ======    ======    ======    ======
Other comprehensive income (loss) items arising during the period, after tax:
  Net change in unrealized gains for investments held                              9.7     (12.8)     43.0     (28.0)
  Net change in foreign currency translation                                       (.3)       .8       (.4)       .7
  Recognition of net unrealized (gains) losses for investments sold               (2.8)    (11.5)      1.8     (17.4)
                                                                                ------    ------    ------    ------
Comprehensive net income                                                        $  6.4    $ 53.2    $ 38.6    $ 45.8
                                                                                ======    ======    ======    ======
Basic earnings per share:
  Net income (loss)                                                             $ (.03)   $13.94    $ (.97)   $15.97
  Comprehensive net income                                                        1.08      9.66      6.54      8.08

Diluted earnings per share:
  Net income (loss)                                                             $ (.03)   $12.41    $ (.97)   $14.25
  Comprehensive net income                                                        1.08      8.59      6.54      7.20

                 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(millions)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             ----------------
                                                                              2000      1999
                                                                             ------    ------
Cash flows from operations:
Net (loss) income from continuing operations                                 $ (5.8)   $ 74.6
Charges (credits) to reconcile net income to cash flows from operations:
  Loss (gain) on sale of Valley Group                                           5.4     (88.1)
  Net realized losses (gains) from investments and other assets                 4.2     (26.8)
  Undistributed loss (earnings) from unconsolidated insurance affiliates        5.3      (8.2)
  Amortization of deferred credits and other benefits                         (22.4)     (3.7)
  Decrease in unearned insurance and reinsurance premiums                     (27.4)      (.8)
  Decrease in reinsurance recoverable on paid and unpaid losses                39.0       5.6
  Decrease in insurance loss and loss adjustment expense reserves             (32.4)    (35.5)
  Net change in current and deferred tax assets and liabilities               (37.8)     42.7
  Net change in other assets                                                    4.8       1.4
  Net change in other liabilities                                              11.7      (1.4)
  Other, net                                                                    9.9      10.0
                                                                             ------    ------

Net cash flows used for operations                                            (45.5)    (30.2)
                                                                             ------    ------
Cash flows from investing activities:
  Net decrease in short-term investments                                      (84.1)    (68.8)
  Sales of common equity securities and other investments                      66.3      85.8
  Sales and maturities of fixed maturity investments                          221.7     139.7
  Proceeds from sale of consolidated subsidiary, net of cash balances sold       --     121.8
  Purchases of common equity securities and other investments                (144.0)    (20.2)
  Purchases of fixed maturity investments                                     (69.7)    (32.4)
  Purchases of consolidated subsidiaries, net of cash balances acquired        67.9     (66.4)
  Investment in unconsolidated insurance affiliate                               --     (15.7)
  Net sales (purchases) of fixed assets                                         1.9      (1.2)
                                                                             ------    ------

Net cash flows provided from investing activities                              60.0     142.6
                                                                             ------    ------
Cash flows from financing activities
  Net repayments of short-term debt                                            (9.0)    (51.5)
  Issuances of long-term debt                                                  15.0        --
  Repayments of long-term debt                                                   --     (70.6)
  Purchases of common stock retired                                            (8.0)   (121.6)
  Cash dividends paid to shareholders                                          (4.7)     (4.4)
                                                                             ------    ------

Net cash used for financing activities                                         (6.7)   (248.1)
                                                                             ------    ------

Net cash (used for) provided from discontinued operations                       (.2)    115.7
                                                                             ------    ------

Net increase (decrease) in cash during period                                   7.6     (20.0)

Cash balances at beginning of period                                            3.9      22.4
                                                                             ------    ------

Cash balance at end of period                                                $ 11.5    $  2.4
                                                                             ======    ======
Supplemental cash flows information:
  Interest paid                                                              $ (7.9)   $(34.9)
  Net income taxes paid                                                       (39.0)     (4.2)
  Common stock issued to employees in lieu of cash compensation                  --      (3.4)

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company is a Bermuda corporation with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda and its principal executive office located at 80 South Main Street, Hanover, New Hampshire, 03755-2053. The Company's consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). The Company's consolidated property and casualty insurance operations are conducted through Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), British Insurance Company of Cayman ("BICC") and Waterford Insurance Company ("Waterford"). ACIC and BICC are currently in run-off and Waterford is inactive. The Company's principal unconsolidated affiliates at June 30, 2000 consisted of a 26% interest in Financial Security Assurance Holdings Ltd. ("FSA"), which writes municipal and commercial bond credit enhancement insurance and a 50% interest in Main Street America Holdings, Inc. ("MSA"), a stock subsidiary of National Grange Mutual ("NGM"), which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business.

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

Disposition activities

On May 1, 1999, the Company concluded its sale of substantially all its mortgage banking assets to a third party. As a result of the Company's decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein. See Note 2.

On June 17, 1999, White Mountains completed the sale of Valley Group, Inc. ("Valley Group") to a third party. Valley Group represented the majority of White Mountains' primary property and casualty insurance operations at the time of sale. The sale of Valley Group did not include Waterford, a small property and casualty insurance company which is licensed to write property and casualty insurance in 48 states.

On July 5, 2000, White Mountains sold its wholly-owned subsidiary, White Mountains Holdings, Inc. and all its other holdings of FSA common stock to Dexia S.A. ("Dexia"). See Note 7.

Acquisition activities

As of June 30, 2000 and December 31, 1999, White Mountains had deferred credit balances of $121.0 million and $100.6 million, respectively, and goodwill of $26.6 million and $3.6 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($26.0 million at June 30, 2000) that is being amortized to income ratably over the estimated period of benefit of five years.

In October 1999 White Mountains acquired the International American Group (which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring PIC, ACIC and BICC was less than the value of its net identifiable assets, the Company recorded a $62.0 million deferred credit ($47.3 million at June 30, 2000) which is being amortized ratably over the estimated period of benefit of three years.

In May and September 1999 White Mountains exercised stock options to acquire 2,560,607 shares of the common stock of FSA. Because the cost of White Mountains' investment in FSA common stock (resulting from the exercise of the stock options) was less than the incremental portion of FSA's net identifiable assets it acquired at the date of exercise, White Mountains recorded a $142 million deferred credit ($11.5 million at June 30, 2000) that is being amortized to income ratably over the estimated period of benefit.

In June 1999 White Mountains acquired USF Re Insurance Co. ("USF Re") for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by White Mountains (which has been reduced to $1.8 million at June 30, 2000 due to adverse loss development post acquisition) with the balance paid in cash. White Mountains did not record a significant amount of goodwill in connection with its acquisition of USF Re.

In March 2000 White Mountains acquired PCA Property & Casualty Insurance Company ("PCA"), a Florida-domiciled insurance company specializing in workers' compensation which is in run-off, for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $3.9 million deferred credit on March
31, 2000 ($36.2 million at June 30, 2000) that is being amortized to income over the estimated period of benefit of six years.

In May 2000 White Mountains completed its acquisition of the reinsurance operations of Risk Capital Re ("Risk Capital"), a wholly-owned subsidiary of Risk Capital Holdings, Inc. for $20.3 million in cash plus related expenses. Because the cost of Risk Capital was more than the fair value of its net identifiable assets at that date, White Mountains recorded $23.6 million in goodwill ($23.5 million at June 30, 2000) that is being amortized to income over the estimated period of benefit.

Note 2. Discontinued Mortgage Banking Operations

Summary financial results of White Mountains' discontinued mortgage banking operations follow.

      STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING OPERATIONS

--------------------------------------------------------------------------------
                                                          June 30,  December 31,
Millions                                                    2000        1999
--------------------------------------------------------------------------------
Assets:
  Cash and investments                                     $10.2       $11.2
  Residual mortgage loans                                   19.6        29.5
  Other assets                                              13.4        17.8
                                                           -----------------

  Total assets of discontinued mortgage banking assets     $43.2       $58.5
                                                           -----------------

Liabilities:
   Accounts payable and other liabilities                  $27.0       $42.2
                                                           -----------------

   Net assets of discontinued mortgage banking operations  $16.2       $16.3
================================================================================

       STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING OPERATIONS

---------------------------------------------------------------------------------------------------
                                                                     Three Months      Six Months
                                                                    ended June 30,   ended June 30,
                                                                    --------------   --------------
Millions                                                             2000    1999     2000    1999
---------------------------------------------------------------------------------------------------
Revenues:
  Realized investment gains and net investment income               $ 4.2   $ 6.3    $ 4.2   $27.9
  Net gain on sales of mortgages                                       --     5.1       --    25.4
  Net mortgage servicing revenue                                       --     2.7       --    10.9
  Other mortgage operations revenue                                    --     3.0       --    12.0
                                                                    -------------    -------------
  Total revenues                                                      4.2    17.1      4.2    76.2
                                                                    -------------    -------------
Expenses:
  Compensation and benefits                                            --     7.5       --    28.5
  Interest expense                                                     --     5.4       --    24.5
  General expenses                                                    4.2     6.4      4.2    19.3
                                                                    -------------    -------------
  Total expenses                                                      4.2    19.3      4.2    72.3
                                                                    -------------    -------------
  Pretax earnings (loss)                                               --    (2.2)      --     3.9
  Income tax benefit (provision)                                       --      .5       --    (1.7)
                                                                    -------------    -------------
  Net income (loss) before minority interest                           --    (1.7)      --     2.2
  Minority interest - preferred stock dividends                        --     (.3)      --    (1.2)
                                                                    -------------    -------------
  Net income (loss) from discontinued mortgage banking operations   $  --   $(2.0)   $  --   $ 1.0
===================================================================================================

Note 3. Reinsurance and Insurance Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense reserve activities of Folksamerica's reinsurance operations for the three months and six months ended June 30, 2000 and 1999:


------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months             Six Months
                                                                              Ended June 30,          Ended June 30,
                                                                           --------------------    --------------------
Millions                                                                       2000        1999        2000        1999
------------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                    $1,175.0    $  706.5    $  782.1    $  723.2
  Less beginning reinsurance recoverable on unpaid losses                    (292.8)     (122.5)     (136.2)     (129.0)
                                                                           --------------------------------------------
Net loss and loss adjustment expense reserves                                 882.2       584.0       645.9       594.2

Net loss and loss adjustment expense reserves acquired - USF Re(1)               --       106.4          --       106.4
Net loss and loss adjustment expense reserves acquired - PCA(1)                  --          --       252.3          --
Net loss and loss adjustment expense reserves acquired - Risk Capital(1)      312.5          --       312.5          --
Losses and loss adjustment expenses incurred relating to:
  Current year losses                                                          90.5        29.6       139.3        65.2
  Prior year losses                                                             8.4         2.4        10.0         5.0
                                                                           --------------------------------------------
Total incurred losses and loss adjustment expenses                             98.9        32.0       149.3        70.2

Loss and loss adjustment expenses paid relating to:
  Current year losses                                                          (2.8)       (5.2)       (5.6)       (6.8)
  Prior year losses                                                          (111.1)      (43.2)     (174.7)      (90.0)
                                                                           --------------------------------------------
Total loss and loss adjustment expense payments                              (113.9)      (48.4)     (180.3)      (96.8)

Net ending balance                                                          1,179.7       674.0     1,179.7       674.0
  Plus ending reinsurance recoverable on unpaid losses                        353.4       144.2       353.4       144.2
                                                                           --------------------------------------------
Gross ending balance                                                       $1,533.1    $  818.2    $1,533.1    $  818.2
========================================================================================================================

(1) Reinsurance recoverables on unpaid losses acquired in the Risk Capital, PCA and USF Re acquisitions were $59.1 million, $153.3 million and $21.8 million, respectively.

Incurred reinsurance losses totalling $10.0 million for the six months ended June 30, 2000, related to prior accident years are primarily attributable to reserve additions resulting from USF Re and asbestos, environmental liability and breast implant exposures. Incurred reinsurance losses totalling $5.0 million for the six months ended June 30, 1999, related to prior accident years are primarily attributable to reserve additions resulting from asbestos, environmental liability and breast implant exposures.

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance operations for the three months and six months ended June 30, 2000 and 1999:

---------------------------------------------------------------------------------------------
                                                             Three Months       Six Months
                                                            Ended June 30,    Ended June 30,
                                                            --------------    --------------
Millions                                                     2000     1999     2000     1999
---------------------------------------------------------------------------------------------
Gross beginning balance                                     $66.0     88.8    $68.9    $88.5
  Less beginning reinsurance recoverable on unpaid losses   (31.5)    (8.9)   (32.8)    (8.9)
                                                            --------------------------------
Net loss and loss adjustment expense reserves                34.5     79.9     36.1     79.6

Losses and loss adjustment expenses incurred                  8.4     24.6     11.0     52.8
Loss and loss adjustment expenses paid                       (4.3)   (20.8)    (8.5)   (48.7)
Net loss and loss adjustment expenses sold - Valley Group      --    (83.1)      --    (83.1)
                                                            --------------------------------
Net ending balance                                           38.6       .6     38.6       .6
  Plus ending reinsurance recoverable on unpaid losses       29.1      4.2     29.1      4.2
                                                            --------------------------------
Gross ending balance                                        $67.7      4.8    $67.7    $ 4.8
=============================================================================================

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

The following table outlines the Company's computation of earnings per Share for the three months and six months ended June 30, 2000 and 1999:

---------------------------------------------------------------------------------------------------------------
                                                                             Three Months         Six Months
                                                                            Ended June 30,      Ended June 30,
                                                                           ----------------    ----------------
                                                                             2000      1999      2000      1999
---------------------------------------------------------------------------------------------------------------
Basic earnings per Share numerators (in millions):

Net income (loss)                                                          $  (.2)   $ 76.7    $ (5.8)   $ 90.5
                                                                           ================    ================
Net income (loss) from continuing operations                               $  (.2)   $ 63.8    $ (5.8)   $ 74.5
                                                                           ================    ================
Comprehensive net income                                                   $  6.4    $ 53.2    $ 38.6    $ 45.8
                                                                           ================    ================
---------------------------------------------------------------------------------------------------------------

Diluted earnings per Share numerators (in millions):

Net income (loss)                                                          $  (.2)   $ 76.7    $ (5.8)   $ 90.5
  Dilution to earnings from unconsolidated insurance affiliates                --       (.1)       --       (.2)
                                                                           ----------------    ----------------
Diluted net income (loss)                                                  $  (.2)   $ 76.6    $ (5.8)   $ 90.3
                                                                           ================    ================
Diluted net income (loss) from continuing operations                       $  (.2)   $ 63.7    $ (5.8)   $ 74.4
                                                                           ================    ================
Diluted comprehensive net income                                           $  6.4    $ 53.1    $ 38.6    $ 45.6
                                                                           ================    ================
---------------------------------------------------------------------------------------------------------------

Earnings per Share denominators (in thousands):

Basic earnings per Share denominator (average common shares outstanding)    5,892     5,508     5,909     5,669
  Dilutive stock options and warrants to acquire common stock (a)              --       669        --       669
                                                                           ----------------    ----------------
Diluted earnings per Share denominator                                      5,892     6,177     5,909     6,338
                                                                           ================    ================
---------------------------------------------------------------------------------------------------------------

Basic earnings per Share (in dollars):

Net income (loss)                                                          $ (.03)   $13.94    $ (.97)   $15.97
                                                                           ================    ================
Net income (loss) from continuing operations                               $ (.03)   $11.58    $ (.97)   $13.16
                                                                           ================    ================
Comprehensive net income                                                   $ 1.08    $ 9.66    $ 6.54    $ 8.08
                                                                           ================    ================
---------------------------------------------------------------------------------------------------------------

Diluted earnings per Share (in dollars):

Net income (loss)                                                          $ (.03)   $12.41    $ (.97)   $14.25
                                                                           ================    ================
Net income (loss) from continuing operations                               $ (.03)   $11.56    $ (.97)   $11.74
                                                                           ================    ================
Comprehensive net income                                                   $ 1.08    $ 8.59    $ 6.54    $ 7.20
===============================================================================================================

(a) The 2000 periods exclude the net anti-dilutive effects of stock options to acquire 81,000 Shares at prices ranging from $107.52 to $108.32 per Share. The 1999 periods include the net dilutive effects of warrants to acquire 1,000,000 shares at $21.66 per Share and stock options to acquire 2,000 Shares at $24.82 per Share.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. White Mountains expects to complete its initial evaluation of the impact of the adoption of SFAS 133 and the potential effects on its financial position and results of operations during the 2000 third quarter.

Note 6. Segment Information

White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates (which includes White Mountains' investment in MediaOne preferred stock for the 1999 period) and Holding Company (primarily the operations of the Company and certain of its onshore and offshore subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made its determination of segments based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company's Board of Directors. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities and intercompany management fees (all of which have been eliminated herein). Financial information presented by segment is shown below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Property and    Investments in
                                                                               Casualty    Unconsolidated    Holding
Millions                                                     Reinsurance      Insurance        Affiliates    Company          Total
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                  $182.3         $ 11.1            $   --     $   --         $193.4
Gain on sale of Valley Group                                          --             --                --       (5.4)          (5.4)
Net investment income                                               29.4            4.2                --        1.4           35.0
Net realized investment gains (losses)                              (5.9)            --                --        1.7           (4.2)
Earnings (losses) from unconsolidated insurance affiliates            --             --              (3.9)        --           (3.9)
Amortization of deferred credit and other benefits                  10.6             --                .2       11.6           22.4
Other revenue                                                        1.4            8.3                --         --            9.7
                                                             -----------------------------------------------------------------------
Total revenues                                                    $217.8         $ 23.6            $ (3.7)    $  9.3         $247.0
                                                             =======================================================================
Pretax earnings (loss)                                            $  5.7         $  6.3            $ (3.7)    $(12.9)        $ (4.6)
                                                             =======================================================================
Net income (loss) from continuing operations                      $  6.9         $  3.8            $ (2.8)    $(13.7)        $ (5.8)

====================================================================================================================================
Six Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                  $ 99.3         $ 70.0            $   --     $   --         $169.3
Gain on sale of Valley Group                                          --             --                --       88.1           88.1
Net investment income                                               22.8            3.2               1.9        1.3           29.2
Net realized investment gains                                        4.3            9.7                --       12.8           26.8
Earnings from unconsolidated insurance affiliates                     --             --               9.0         --            9.0
Amortization of deferred credit                                      3.6             --                --         .1            3.7
Other revenue                                                         --             --                --         .3             .3
                                                             -----------------------------------------------------------------------
Total revenues                                                    $130.0         $ 82.9            $ 10.9     $102.6         $326.4
                                                             =======================================================================
Pretax earnings                                                   $ 17.8         $  5.2            $ 10.9     $ 87.5         $121.4
                                                             =======================================================================
Net income from continuing operations                             $ 13.8         $  3.5            $  7.8     $ 49.5         $ 74.6
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Property and     Investments in
                                                                              Casualty     Unconsolidated    Holding
Millions                                                     Reinsurance     Insurance         Affiliates    Company          Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                  $117.5        $  5.5             $   --     $   --         $123.0
Gain on sale of Valley Group                                          --            --                 --       (5.4)          (5.4)
Net investment income                                               17.7           2.1                 --         .7           20.5
Net realized investment gains                                         .8            --                 --        1.0            1.8
Earnings (losses) from unconsolidated insurance affiliates            --            --                (.1)        --            (.1)
Amortization of deferred credit and other benefits                   8.7            --                 .1        5.8           14.6
Other revenue                                                        1.4           8.1                 --         --            9.5
                                                             -----------------------------------------------------------------------
Total revenues                                                    $146.1        $ 15.7             $   --     $  2.1         $163.9
                                                             =======================================================================
Pretax earnings (loss)                                            $  7.4        $  4.3             $   --     $ (8.8)        $  2.9
                                                             =======================================================================
Net income (loss) from continuing operations$                     $  6.9        $  2.7             $   --     $ (9.8)        $  (.2)
====================================================================================================================================
Three Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                  $ 45.7        $ 27.7             $   --     $   --         $ 73.4
Gain on sale of Valley Group                                          --            --                 --       88.1           88.1
Net investment income                                               11.3           1.3                1.0        (.2)          13.4
Net realized investment gains                                        4.0           8.9                 --        4.9           17.8
Earnings from unconsolidated insurance affiliates                     --            --                4.8         --            4.8
Amortization of deferred credit                                      1.8            --                 --         .1            1.9
Other revenue                                                         --            --                 --         .1             .1
                                                             -----------------------------------------------------------------------
Total revenues                                                    $ 62.8        $ 37.9             $  5.8     $ 93.0         $199.5
                                                             =======================================================================
Pretax earnings                                                   $ 10.1        $  4.6             $  5.8     $ 84.3         $104.8
                                                             =======================================================================
Net income from continuing operations                             $  7.9        $  3.0             $  4.1     $ 48.8         $ 63.8
====================================================================================================================================

---------------------------------------------------------------------------------------------------------
Millions                            Property and    Investments in              Net Assets of
                                        Casualty    Unconsolidated    Holding    Discontinued
Ending assets         Reinsurance      Insurance        Affiliates    Company      Operations       Total
---------------------------------------------------------------------------------------------------------
June 30, 2000            $2,215.1         $193.3            $478.8     $ 86.3           $16.2    $2,989.7
December 31, 1999         1,294.3          198.6             422.6      117.3            16.3     2,049.1
=========================================================================================================

Note 7. Subsequent Event

On July 5, 2000 White Mountains concluded its previously announced sale of the following assets to Dexia for cash proceeds of $620.4 million: (i) its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controls a substantial amount of its holdings of FSA); (ii) all its other holdings of FSA common stock; and (iii) various investment securities with a fair market value of $50.0 million. In addition to the cash proceeds received on July 5, 2000, White Mountains is entitled to receive additional proceeds from Dexia over the next several years in an amount equal to the value of the $50.0 million portfolio of investment securities sold to Dexia on the closing date at the market value of such securities at such time. The transaction was consummated in connection with Dexia's merger with FSA in which all other holders of outstanding shares of FSA received $76.00 cash per share.

The Dexia transaction served to increase White Mountains' June 30, 2000 tangible book value by $245.9 million, after tax, or $40.41 per share.

Summary pro forma balance sheet information, which assumes the Dexia transaction had occurred as of June 30, 2000, follows:

--------------------------------------------------------------------------------
                                                                June 30, 2000
Millions                                                       Actual  Pro Forma
--------------------------------------------------------------------------------
Assets
Fixed maturity investments, at fair value                    $1,106.4   $1,100.6
Common equity securities, at fair value                         219.8      175.6
Short-term investments                                          202.4      822.8
Other investments                                                71.2       71.2
Reinsurance recoverable on paid and unpaid losses               400.3      400.3
Insurance and reinsurance balances receivable                   151.3      151.3
Investments in unconsolidated insurance affiliates              478.8      119.7
Other assets                                                    359.5      409.5
                                                             -------------------
  Total assets                                               $2,989.7   $3,251.0
                                                             ===================
Liabilities
Loss and loss adjustment expense reserves                    $1,600.8   $1,600.8
Unearned insurance and reinsurance premiums                     195.7      195.7
Indebtedness                                                    207.7      207.7
Deferred credits                                                121.0      109.5
Accounts payable and other liabilities                          223.8      250.7
                                                             -------------------
  Total Liabilities                                          $2,349.0   $2,364.4
                                                             -------------------
Shareholders' Equity                                         $  640.7   $  886.6
                                                             ===================

Tangible Shareholders' Equity                                $  726.2   $  967.3
================================================================================

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS -- THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND
1999

White Mountains reported a net loss of $5.8 million or $.97 per Share for the six months ended June 30, 2000, compared to net income of $90.5 million or $14.25 per diluted Share for the comparable 1999 period. Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains for the period), was $38.6 million or $6.54 per Share for the six months ended June 30, 2000, compared to comprehensive net income of $45.8 million or $7.20 per diluted Share for the comparable 1999 period.

White Mountains reported a net loss of $2 million or $.03 per Share for the three months ended June 30, 2000, compared to net income of $76.7 million or $12.41 per diluted Share for the comparable 1999 period. Comprehensive net income was $6.4 million or $1.08 per Share for the three months ended June 30, 2000, compared to comprehensive net income of $53.2 million or $8.59 per diluted Share for the comparable 1999 period.

Net income for the three months and six months ended June 30,1999 includes a $88.1 million pretax gain ($53.8 million after tax) on the sale of Valley Group and a $14.9 million after tax gain on the sale of discontinued mortgage banking operations. The transactions were concluded during the 1999 second quarter.

White Mountains ended the second quarter of 2000 with a tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) of $123.21, an increase of $2.98 from the December 31, 1999 tangible book value per Share of $120.23. Book value per Share at June 30, 2000 totalled $108.86, an increase of $5.54 from the December 31, 1999 book value per Share of $103.32.

                      Insurance and Reinsurance Operations

Consolidated Reinsurance Operations. Folksamerica provided $6.9 million of net income ($12.3 million of comprehensive net income) for the six months ended June 30, 2000 versus net income of $13.8 million ($1.3 million of comprehensive net income) for the comparable 1999 period. A summary of Folksamerica's reinsurance operating results follows:

--------------------------------------------------------------------------------
                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           -------------------------------------
Dollars in millions                          2000      1999      2000      1999
--------------------------------------------------------------------------------
Reinsurance Operations:
  Net written premiums                     $117.0    $ 46.5    $184.4    $ 96.4
  Earned premiums                          $117.5    $ 45.6    $182.3    $ 99.3
  Loss and loss adjustment expense           84.1%     70.2%     81.8%     70.9%
  Underwriting expense                       28.4%     35.7%     30.0%     35.0%
                                           -----------------   -----------------
    Statutory combined ratio                112.5%    105.9%    111.8%    105.9%
================================================================================

Folksamerica's combined ratio for the six months ended June 30, 2000 was 111.8% versus a combined ratio of 105.9% for the comparable 1999 period. Folksamerica's underwriting results for the 2000 first half include approximately $5.9 million of net pretax adverse loss development associated with the acquired loss reserves of USF Re. However, Folksamerica's underwriting results do not reflect offsetting USF Re purchase price adjustments which are recorded at its parent. These benefits recorded in the 2000 first half would serve to reduce the 2000 combined ratio to approximately 109%.

Consolidated Insurance Operations. A summary of written and earned premiums relating to White Mountains' consolidated insurance operations follows:

--------------------------------------------------------------------------------
                                               Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                             -----------------------------------
Dollars in millions                           2000      1999      2000      1999
--------------------------------------------------------------------------------
Insurance Operations:
  Net written premiums                       $ 5.4     $28.1     $11.2     $68.4
  Earned premiums                            $ 5.3     $27.0     $10.9     $67.0
================================================================================

PIC, ACIC, BICC and Waterford provided $1.5 million in net income ($1.4 million in comprehensive net income) during the 2000 first half which principally resulted from favorable reinsurance collections on prior year paid losses at BICC. Valley Group (consisting primarily of various regional property and casualty insurance companies which were sold on June 17, 1999) contributed $3.5 million of net income ($2.5 million of comprehensive net loss) during the 1999 first half which principally resulted from unrealized losses in its fixed income investment portfolio.

During the 2000 second quarter, White Mountains recorded a $5.4 million loss ($3.5 million after tax) on the sale of Valley Group relating to potential development on reserve guarantees made to the buyer.

Unconsolidated Insurance Operations. White Mountains recorded comprehensive net income on its investment in FSA of $38.9 million during the 2000 first half versus a comprehensive net loss of $17.7 million during the comparable 1999 period. The comprehensive net income for the 2000 period resulted principally from unrealized gains on the portion of the Company's investment in FSA capital stock that is marked to market. The comprehensive net loss from FSA for the 1999 period resulted principally from an accounting write-down resulting from a scheduled exercise of FSA stock options.

The Company recorded comprehensive net income on its investment in MSA of $.4 million during the 2000 first half versus a comprehensive net loss of $1.7 million for the 1999 first half. The comprehensive net loss experienced during the 1999 first half resulted principally from unrealized losses in MSA's fixed income investment portfolio.

                              Investment Operations

Net investment income totalled $35.0 million for the six months ended June 30, 2000 compared to $29.2 million for the comparable 1999 period. Net investment income totalled $20.5 million for the three months ended June 30, 2000 compared to $13.4 million for the comparable 1999 period. White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity investments and dividend income from its equity investments. The increase in net investment income from the 1999 to 2000 periods are primarily attributable to the acquisitions of PCA and/or Risk Capital.

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

Additional information concerning White Mountains' net investment gains and losses arising during the periods, before tax, were as follows:

----------------------------------------------------------------------------------------------------------------
                                                                               Three Months        Six Months
                                                                              Ended June 30,     Ended June 30,
                                                                              ----------------------------------
Millions                                                                       2000    1999      2000      1999
----------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                        $ 1.4   $ 17.8    $(4.6)   $ 26.8
Net unrealized gains (losses) from investment securities                        1.7    (22.7)    (1.0)    (31.0)
Net unrealized gains (losses) from investments in unconsolidated affiliates     8.7    (14.6)    61.7     (38.9)
                                                                              ----------------------------------
Total net investment gains (losses) on investments during the period          $11.8   $(19.5)   $56.1    $(43.1)
================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on the income statement were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months         Six Months
                                                                                  Ended June 30,      Ended June 30,
                                                                                -------------------------------------
Millions                                                                          2000      1999      2000      1999
---------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                          $  1.4    $ 17.8    $ (4.6)   $ 26.8
  Income tax benefit (expense) applicable to such gains                             .6      (6.3)      2.0      (9.4)
                                                                                -------------------------------------
Net realized investment gains (losses) for investments sold, after tax          $  2.0    $ 11.5    $ (2.6)   $ 17.4
                                                                                =====================================
Net unrealized investment gains (losses) for investments held                   $ 11.8    $(19.5)   $ 56.1    $(43.1)
  Income tax benefit (expense) applicable to such gains and losses                (2.1)      6.7     (13.1)     15.1
                                                                                -------------------------------------
Net unrealized investment gains (losses) for investments held, after tax           9.7     (12.8)     43.0     (28.0)
  Recognition of net unrealized losses (gains) for investments sold, after tax    (2.8)    (11.5)      1.8     (17.4)
                                                                                -------------------------------------
Change in net unrealized investment gains, after tax                            $  6.9    $(24.3)   $ 44.8    $(45.4)
=====================================================================================================================

Net realized losses on investments of $4.6 million for the six months ended June 30, 2000 resulted principally from first quarter sales of fixed maturities in preparation for Folksamerica's recent acquisitions. See "Liquidity and Capital Resources". Net realized investment gains of $26.8 million for the 1999 first half resulted principally from pretax gains from the sales of all or a portion of White Mountains' investments in San Juan Basin Royalty Trust ($6.0 million), Travelers Property Casualty Corp. ($4.8 million) and various common equities in Folksamerica's operating portfolio ($3.5 million). In addition, pretax realized gains on sales of equity securities and fixed maturity investments of $9.4 million were recorded in anticipation of or in connection with the sale of Valley Group during the 1999 second quarter.

The $43.0 million increase in after tax net unrealized gains for investments held during the 2000 first half included $40.1 million of after tax unrealized gains recorded in connection with the Company's investment in FSA. The $28.0 million decrease in after tax net unrealized investment gains for investments held during the 1999 first half primarily reflects: (i) unrealized losses of $17.8 million after tax in Folksamerica's sizeable fixed maturity portfolio due to an increase in market interest rates during the period; (ii) a $10.4 million after tax reduction in unrealized gains associated with White Mountains' May 13, 1999 exercise of options to acquire 666,667 shares of the common stock of FSA partially offset by: (iii) net after tax gains associated with White Mountains' equity security portfolios.

                               Expenses and Taxes

Losses and loss adjustment expenses totalled $160.3 million for the 2000 first half ($107.3 million for the 2000 second quarter) versus $123.0 million for the comparable 1999 period ($58.6 million for the 1999 second quarter). Insurance and reinsurance acquisition expenses totalled $50.3 million for the first half of 2000 ($32.4 million for the 2000 second quarter) versus $39.5 million for the first half of 2000 ($16.7 million for the 1999 second quarter). The increases in these insurance expenses from the 1999 to 2000 periods are primarily attributable to the PCA and Risk Capital acquisitions.

Compensation and benefits expenses totalled $19.1 million for the first half of 2000 ($12.4 million for the 2000 second quarter) versus $25.1 million for the comparable 1999 period ($12.3 million for the 1999 second quarter). The decrease in compensation and benefits expenses from the 1999 to 2000 year-to-date periods is primarily the result of the sale of Valley Group which served to reduce White Mountains' total headcount. Additionally, compensation and benefits for the 2000 second quarter includes a modest increase in contingent compensation in light of the closing of the Dexia transaction.

General expenses totalled $13.7 million for the first half of 2000 ($4.8 million for the 2000 second quarter) versus $92 million during the comparable 1999 period ($5.1 million for the 1999 second quarter). The increase in general expenses during the 2000 period is primarily attributable to various contingencies and expenditures recorded during the 2000 first quarter associated with certain of the Company's acquisition and disposition activities over the past several months, including the Dexia transaction.

Interest expense remained at $8.2 million for the first half of 2000 versus the comparable 1999 period.

As a result of the Company's redomestication to Bermuda during late 1999, income earned by its offshore subsidiaries is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Income earned by the Company's onshore subsidiaries continues to be subject to United States income taxes. During the first half of 2000, White Mountains recorded a $1.2 million tax provision which consisted of a Federal income tax provision of $.4 million and a foreign and United States withholding tax provision of $.8 million. During the first half of 1999, White Mountains recorded a $46.8 million tax provision which consisted of a Federal income tax provision of $39.5 million and a state tax provision of $7.3 million. This resulted in a 33% effective Federal rate. Differences between the Company's effective rate and a statutory 35% Federal rate include deferred credit amortization, dividends received deductions and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

White Mountains has made significant acquisitions of run-off insurance portfolios during the 1999 and 2000 periods presented herein. These transactions involved the assumption of sizable portfolios of invested assets on favorable terms, as well the assumption of insurance liabilities. Run-off liabilities paid are shown on the Company's statement of cash flows as uses of operating cash whereby sales of the related assets acquired are shown as sources of cash from investing activities.

During the first quarter of 2000, Folksamerica raised $196.3 million through sales of investment securities (primarily fixed maturity investments) in preparation for its acquisitions of PCA and Risk Capital.

On March 31, 2000, White Mountains completed its acquisition of PCA for consideration of $122.3 million in cash. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments, $160.0 million of reinsurance recoverables and $405.5 million of loss and loss adjustment expenses.

On May 5, 2000, White Mountains completed its previously announced acquisition of the reinsurance operations of Risk Capital for consideration of $20.1 million in cash plus related expenses. Significant assets and liabilities acquired through the Risk Capital transaction included $249.9 million of cash and investments, $168.8 million of premiums receivable, $312.5 million of net loss and loss adjustment expenses and $92.9 million of net unearned reinsurance premiums. In addition, the Risk Capital acquisition provided White Mountains with two profitable specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

During the 2000 first half, the Company repurchased 61,129 Shares for a total of $7.6 million in cash. All Shares repurchased during 2000 have been retired.

FORWARD LOOKING STATEMENTS

White Mountains from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per Share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and deferred credit per Share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates" "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        At the Company's 2000 Annual Meeting of Shareholders, which was held on May 22, 2000 in Hamilton, Bermuda, shareholders approved proposals (as further described in the Company's 2000 Proxy Statement) calling for the Election of Directors ("Proposal 1") and the Appointment of Independent Auditors ("Proposal 2"). As of March 24, 2000, the "Record Date" for the 2000 Annual Meeting, a total of 5,904,534 shares were eligible to vote. With respect to Proposal 1, 2,888,072 votes were cast in favor of the proposal and 16,635 votes were withheld. With respect to Proposal 2, 4,315,137 votes were cast in favor of the proposal, 3,165 votes were cast against the proposal and 7,089 votes abstained.

        In connection with Proposal 1, incumbent directors Raymond Barrette, Howard L. Clark, Jr., Robert P. Cochran and Arthur Zankel were re-elected to the Board of Directors with terms ending in 2003, Mr. Steven E. Pass was re-elected to the Board of Directors with a term ending in 2001 and Mr. John D. Gillespie was re-elected to the Board of Directors with a term ending in 2002.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             11 - Statement Re Computation of Per Share Earnings*
             27 - Financial Data Schedule for the six-month period ended June
                  30, 2000**

        (b)  Reports on Form 8-K

             None other than amendments to previously filed reports on Form 8-K.

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


                                    WHITE MOUNTAINS INSURANCE GROUP. LTD.
                                    -------------------------------------
                                    (Registrant)


Date: August 11, 2000               By:                  /s/
                                       --------------------------------------
                                    Michael S. Paquette
                                    Senior Vice President and Controller