Form 10-Q
period 2000-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2000-11-14
CIK 776867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

As of November 10, 2000, 5,880,115 Common Shares with a par value of $1.00 per share were outstanding.

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                TABLE OF CONTENTS

PART I.
                  FINANCIAL INFORMATION                                                                   PAGE NO.

     ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                  September 30, 2000 (Unaudited) and December 31, 1999                                       3

                  Consolidated Statements of Income and Comprehensive Income (Unaudited),
                  Three Months and Nine Months Ended September 30, 2000 and 1999                             4

                  Consolidated Statements of Cash Flows (Unaudited),
                  Nine Months Ended September 30, 2000 and 1999                                              5

                  Condensed Notes to Consolidated Financial Statements (Unaudited)                           6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS                                                       14

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                19


PART II.          OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                                                      20



SIGNATURES                                                                                                  21

           PART I. FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

           WHITE MOUNTAINS INSURANCE GROUP, LTD.

           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                       SEPTEMBER 30,          December 31,
                                                                                          2000                    1999
                                                                                      --------------         --------------

(UNAUDITED)

           ASSETS

           Fixed maturity investments, at fair value (cost: $1,088.8 and $957.9)      $      1,080.6         $       924.5
           Common equity securities, at fair value (cost: $178.9 and $100.4)                   183.2                 108.4
           Short-term investments, at amortized cost (which approximated
           market value)                                                                       819.9                 117.5
           Other investments (cost: $110.3 and $57.5)                                          135.6                  68.3

                                                                                      --------------         --------------

                  Total investments                                                          2,219.3               1,218.7


           Cash                                                                                    -                   3.9
           Reinsurance recoverable on paid and unpaid losses                                   386.4                 193.7
           Insurance and reinsurance balances receivable                                       154.6                  49.8
           Investment in unconsolidated insurance affiliate(s)                                 125.2                 422.6
           Deferred acquisition costs                                                           42.8                  22.2
           Goodwill                                                                             26.6                   3.6
           Investment income accrued                                                            20.1                  15.0
           Other assets                                                                        259.8                 103.3
           Net assets of discontinued mortgage banking operations                               16.2                  16.3
                                                                                      --------------        --------------

           TOTAL ASSETS                                                               $      3,251.0         $     2,049.1
                                                                                      ==============         ==============


           LIABILITIES

           Loss and loss adjustment expense reserves                                  $      1,577.9         $       851.0
           Unearned insurance and reinsurance premiums                                         192.9                  92.1
           Short-term debt                                                                      10.0                   4.0
           Long-term debt                                                                      196.0                 202.8
           Deferred credits                                                                    100.7                 100.6
           Accounts payable and other liabilities                                              143.2                 184.3
                                                                                        -------------        --------------

                  Total liabilities                                                          2,220.7               1,434.8
                                                                                       --------------        --------------

           SHAREHOLDERS' EQUITY

           Common shares at $1 par value per share - authorized 50,000,000 shares;
             issued and outstanding 5,880,115 and 5,945,953 shares                               5.9                   5.9
           Paid-in surplus                                                                      66.2                  67.0
           Retained earnings                                                                   943.3                 534.2
           Accumulated other comprehensive income, after tax                                    14.9                   7.2
                                                                                      --------------         --------------

                  Total shareholders'equity                                                  1,030.3                 614.3
                                                                                       --------------        --------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      3,251.0         $     2,049.1
                                                                                       ==============        ==============

             See Condensed Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  Three Months Ended         Nine Months Ended
                                                                                     September 30,             September 30,
                                                                               --------------------------------------------------
                                                                                   2000         1999         2000          1999
                                                                               -----------  ----------   -----------  -----------
REVENUES:

    Gains on sales of subsidiaries and insurance assets                        $    391.2   $       -    $    385.8   $     88.1
    Earned insurance and reinsurance premiums                                       110.8        60.6         304.0        226.9
    Net investment income                                                            27.6        15.9          62.6         45.1
    Earnings (losses) from unconsolidated insurance affiliate(s)                      3.2         7.3           (.7)        16.3
    Net realized gains (losses) on investments and other assets                        .4        20.3          (3.8)        47.1
    Amortization of deferred credits and other benefits                               9.6         2.1          32.0          5.8
    Other revenue                                                                     3.3          .3          13.2          3.6
                                                                               -----------  ----------   -----------  -----------

       Total revenues                                                               546.1       106.5         793.1        432.9
                                                                               -----------  ----------   -----------  -----------
EXPENSES:

    Losses and loss adjustment expenses                                              99.7        47.7         260.0        170.7
    Insurance and reinsurance acquisition expenses                                   26.5        17.1          76.8         56.6
    Compensation and benefits                                                        27.2        12.5          46.3         37.6
    General expenses                                                                  4.5         3.3          18.2         12.5
    Interest expense                                                                  4.0         2.8          12.2         11.0
                                                                               -----------  ----------   -----------  -----------

       Total expenses                                                               161.9        83.4         413.5        288.4
                                                                               -----------  ----------   -----------  -----------

PRETAX EARNINGS                                                                     384.2        23.1         379.6        144.5

    Tax provision                                                                    49.7         9.0          50.9         55.8
                                                                               -----------  ----------   -----------  -----------

NET INCOME FROM CONTINUING OPERATIONS                                               334.5        14.1         328.7         88.7

DISCONTINUED OPERATIONS, AFTER TAX:

    Gains from discontinued operations                                               95.0           -          95.0         14.9
    Net income from discontinued operations                                             -           -             -          1.0
                                                                               -----------  ----------   -----------  -----------

NET INCOME                                                                          429.5        14.1         423.7        104.6
                                                                               ===========  ==========   ===========  ===========

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS ARISING DURING THE PERIOD, AFTER TAX:

    Net change in unrealized gains (losses) for investments held                     25.4       (39.6)         26.0        (67.6)
    Net change in foreign currency translation                                        (.2)          -           (.6)          .7
    Recognition of net unrealized gains for investments sold                        (61.9)      (13.2)        (17.7)       (30.6)
                                                                               -----------  ----------   -----------  -----------

COMPREHENSIVE NET INCOME (LOSS)                                                $    392.8   $   (38.7)   $    431.4   $      7.1
                                                                               ===========  ==========   ===========  ===========

BASIC EARNINGS PER SHARE:

     Net income from continuing operations                                      $    56.86   $    2.72    $    55.71   $    16.13
     Net income                                                                      73.02        2.72         71.81        19.02
     Comprehensive net income (loss)                                                 66.78       (7.51)        73.12         1.29

DILUTED EARNINGS PER SHARE:

     Net income from continuing operations                                      $    56.59   $    2.43    $    55.58   $    14.42
     Net income                                                                      72.67        2.43         71.65        17.01
     Comprehensive net income (loss)                                                 66.46       (6.81)        72.95         1.11

           See Condensed Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                ---------------------------------------------
                                                                                        2000                     1999
                                                                                ---------------------     -------------------
CASH FLOWS FROM CONTINUING OPERATIONS:

Net income from continuing operations                                           $              328.7      $             88.7
Charges (credits) to reconcile net income to cash flows from operations:
     Gains on sales of subsidiaries and insurance assets                                      (385.8)                  (88.1)
     Net realized losses (gains) from investments and other assets                               3.8                   (47.1)
     Undistributed earnings from unconsolidated insurance affiliate(s)                          (2.8)                  (15.0)
     Amortization of deferred credits and other benefits                                       (32.0)                   (5.8)
     Decrease in unearned insurance and reinsurance premiums                                    (9.3)                   (1.7)
     Decrease in reinsurance recoverable on paid and unpaid losses                              35.8                     6.0
     Decrease in insurance loss and loss adjustment expense reserves                           (55.2)                  (69.8)
     Net change in current and deferred tax assets and liabilities                              (2.1)                   57.0
     Other, net                                                                                 31.2                    14.9
                                                                                ---------------------     -------------------

NET CASH FLOWS USED FOR CONTINUING OPERATIONS                                                  (87.7)                  (60.9)
                                                                                ---------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Net increase in short-term investments                                                   (699.6)                  (35.0)
     Sales of common equity securities and other investments                                   117.7                   140.8
     Sales and maturities of fixed maturity investments                                        313.9                   250.3
     Sales of subsidiaries and insurance assets, net of cash sold                              570.4                   121.8
     Purchases of common equity securities and other investments                              (155.8)                  (33.6)
     Purchases of fixed maturity investments                                                  (124.6)                  (41.4)
     Purchases of consolidated subsidiaries, net of cash acquired                               70.4                   (66.4)
     Investment in unconsolidated insurance affiliate                                              -                   (65.7)
     Net sales (purchases) of fixed assets                                                       1.3                    (1.0)
                                                                                ---------------------     -------------------

NET CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES                                               93.7                   269.8
                                                                                ---------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net repayments of short-term debt                                                          (9.0)                  (51.5)
     Issuances of long-term debt                                                                15.0                       -
     Repayments of long-term debt                                                                  -                   (70.6)
     Purchases of common stock retired                                                          (8.8)                 (122.5)
     Proceeds from warrant exercise                                                                -                    21.7
     Cash dividends paid to shareholders                                                        (7.1)                   (6.4)
                                                                                ---------------------     -------------------

NET CASH USED FOR FINANCING ACTIVITIES                                                          (9.9)                 (229.3)
                                                                                ---------------------     -------------------

NET DECREASE IN CASH DURING PERIOD                                                              (3.9)                  (20.4)

CASH BALANCES AT BEGINNING OF PERIOD                                                             3.9                    22.4
                                                                                ---------------------     -------------------

CASH BALANCE AT END OF PERIOD                                                   $                  -      $              2.0
                                                                                =====================     ===================

SUPPLEMENTAL CASH FLOWS INFORMATION:

     Interest paid                                                              $              (13.8)     $            (39.5)
     Net income taxes paid                                                                     (53.0)                  (10.1)
     Common stock issued to employees in lieu of cash compensation (non-cash)                      -                    (3.4)
     Net cash provided from discontinued operations                                               .2                   115.2

           See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company is a Bermuda corporation with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda and its principal executive office located at 80 South Main Street, Hanover, New Hampshire. White Mountains' consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). White Mountains' consolidated property and casualty insurance operations are conducted through Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), British Insurance Company of Cayman ("BICC") and Waterford Insurance Company ("Waterford"). ACIC and BICC are currently in run-off and Waterford is inactive. White Mountains' investment in unconsolidated affiliate at September 30, 2000 consisted of a 50% interest in Main Street America Holdings, Inc. ("MSA"), a stock subsidiary of National Grange Mutual ("NGM"), which shares 60% of NGM's pool of east coast "main street" commercial and personal lines business. White Mountains' investment in unconsolidated affiliates at December 31, 1999 consisted of a 26% interest in Financial Security Assurance Holdings Ltd. ("FSA"), which writes municipal and commercial bond credit enhancement insurance, as well as its investment in MSA.

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

DISPOSITION ACTIVITIES

On July 5, 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA common stock to Dexia S.A. ("Dexia") for proceeds of $620.4 million. As a result of the sale to Dexia, the Company recorded a gain of $391.2 million during the 2000 third quarter.

On June 17, 1999, White Mountains completed the sale of Valley Group, Inc. ("Valley Group") to a third party. Valley Group represented the majority of White Mountains' primary property and casualty insurance operations at the time of sale. The sale of Valley Group did not include Waterford, a small property and casualty insurance company which is licensed to write property and casualty insurance in 48 states. White Mountains expects to sell Waterford to a third party during the fourth quarter of 2000.

On May 1, 1999, White Mountains concluded its sale of substantially all its mortgage banking assets to a third party. As a result of White Mountains' decision to dispose of all its net mortgage banking assets, these activities are shown as discontinued operations herein. See Note 2.

ACQUISITION ACTIVITIES

As of September 30, 2000 and December 31, 1999, White Mountains had deferred credit balances of $100.7 million and $100.6 million, respectively, and goodwill of $26.6 million and $3.6 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

In May 2000 White Mountains completed its acquisition of the reinsurance operations of Risk Capital Re ("Risk Capital"), a wholly-owned subsidiary of Risk Capital Holdings, Inc. for $20.3 million in cash plus related expenses. Because the cost of Risk Capital was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million in goodwill ($24.0 million at September 30, 2000) which is being amortized to income over the estimated period of benefit of ten years.

In March 2000 White Mountains acquired PCA Property & Casualty Insurance Company ("PCA"), an insurance company specializing in workers' compensation which is in run-off, for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit on March 31, 2000 ($34.7 million at September 30, 2000) which is being amortized to income over the estimated period of benefit of six years.

In October 1999 White Mountains acquired the International American Group (which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring PIC, ACIC and BICC was less than the value of its net identifiable assets, the Company recorded a $62.0 million deferred credit ($42.2 million at September 30, 2000) which is being amortized ratably over the estimated period of benefit of three years.

In June 1999 White Mountains acquired USF Re Insurance Co. ("USF Re") for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by White Mountains (which has been subsequently written down to zero due to adverse loss development post acquisition) with the balance paid in cash. White Mountains did not record a significant amount of goodwill in connection with its acquisition of USF Re.

In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary of the Company as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($23.8 million at September 30, 2000) which is being amortized to income ratably over the estimated period of benefit of five years.

NOTE 2.  DISCONTINUED OPERATIONS

FORMER INSURANCE OPERATIONS.

In 1991, White Mountains sold Fireman's Fund Insurance Company ("Fireman's Fund") to Allianz of America, Inc. The sale of Fireman's Fund represented a decision to dispose of substantially all the Company's insurance operations at that time. Since 1991 the Company has carried a reserve related to various outstanding tax issues involving the sale. In September 2000, the Company was informed that the Internal Revenue Service agreed with the position taken by White Mountains in its 1991 tax return. On October 19, 2000, the Company received the Technical Advice Memorandum from the Internal Revenue Service's National Office confirming this conclusion. As a result, the Company released a $95.0 million reserve in its 2000 third quarter financial statements which represents a gain from discontinued insurance operations.

MORTGAGE BANKING OPERATIONS

Summary financial results of White Mountains' discontinued mortgage banking operations follow:

      STATEMENTS OF NET ASSETS OF DISCONTINUED MORTGAGE BANKING OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,       December 31,
Millions                                                                                    2000               1999
-------------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and investments                                                                $  11.1          $    11.2
     Residual mortgage loans, net                                                           22.4               29.5
     Other assets                                                                           12.2               17.8
                                                                                  ---------------------------------

     Total assets of discontinued mortgage banking assets                                $  45.7          $    58.5
                                                                                  ---------------------------------

LIABILITIES:
     Accounts payable and other liabilities                                              $  29.5          $    42.2
                                                                                  ---------------------------------

     Net assets of discontinued mortgage banking operations                              $  16.2          $    16.3
===================================================================================================================

       STATEMENTS OF INCOME FROM DISCONTINUED MORTGAGE BANKING OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                      -------------------       -------------------
Millions                                                                  2000       1999          2000        1999
-------------------------------------------------------------------------------------------------------------------
REVENUES:
     Realized investment gains and net investment income                $    -     $    -        $  4.2     $  27.9
     Net gain on sales of mortgages                                          -          -             -        25.4
     Net mortgage servicing revenue                                          -          -             -        10.9
     Other mortgage operations revenue                                       -          -             -        12.0
                                                                      -------------------       -------------------

     Total revenues                                                          -          -           4.2        76.2
                                                                      -------------------       -------------------

EXPENSES:
     Compensation and benefits                                               -          -             -        28.5
     Interest expense                                                        -          -             -        24.5
     General expenses                                                                               4.2        19.3
                                                                      -------------------       -------------------

     Total expenses                                                          -          -           4.2        72.3
                                                                      -------------------       -------------------

     Pretax earnings                                                         -          -             -         3.9
     Income tax provision                                                    -          -             -        (1.7)
                                                                      -------------------       -------------------

     Net income before minority interest                                     -          -             -         2.2
     Minority interest - preferred stock dividends                           -          -             -        (1.2)
                                                                      -------------------       -------------------

     Net income from discontinued mortgage banking operations           $    -     $    -        $    -     $   1.0
===================================================================================================================

NOTE 3.  REINSURANCE AND INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes the loss and loss adjustment expense reserve activities of Folksamerica's reinsurance operations for the three months and nine months ended September 30, 2000 and 1999:


------------------------------------------------------------------------------------------------------------------
                                                                             Three Months          Nine Months
                                                                            Ended Sept. 30,       Ended Sept. 30,
                                                                         ---------------------  ------------------
Millions                                                                         2000     1999       2000     1999
------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                   $   1,533.1 $  818.2  $   782.1 $  723.2
    Less beginning reinsurance recoverable on unpaid losses                    (353.4)  (144.2)    (136.2)  (129.0)
                                                                         -----------------------------------------
Net loss and loss adjustment expense reserves                                 1,179.7    674.0      645.9    594.2

Net loss and loss adjustment expense reserves acquired - USF Re (1)                 -        -          -    106.4
Net loss and loss adjustment expense reserves acquired - PCA (1)                    -        -      252.3        -
Net loss and loss adjustment expense reserves acquired - Risk Capital (1)           -        -      312.5        -
Losses and loss adjustment expenses incurred relating to:
    Current year losses                                                          75.8     43.9      215.1    109.1
    Prior year losses                                                            22.2      3.3       32.2      8.3
                                                                         -----------------------------------------
Total incurred losses and loss adjustment expenses                               98.0     47.2      247.3    117.4

Loss and loss adjustment expenses paid relating to:

    Current year losses                                                          (9.9)    (4.9)     (15.5)   (11.7)
    Prior year losses                                                           (65.5)   (74.2)    (240.2)  (164.2)
                                                                         -----------------------------------------
Total loss and loss adjustment expense payments                                 (75.4)   (79.1)    (255.7)  (175.9)

Net ending balance                                                            1,202.3    642.1    1,202.3    642.1
    Plus ending reinsurance recoverable on unpaid losses                        314.0    138.8      314.0    138.8
                                                                         -----------------------------------------
Gross ending balance                                                      $   1,516.3 $  780.9  $ 1,516.3 $  780.9
==================================================================================================================

(1) Reinsurance recoverables on unpaid losses acquired in the Risk Capital, PCA and USF Re acquisitions were $59.1 million, $153.3 million and $21.8 million, respectively.

Incurred reinsurance losses totalling $32.2 million for the nine months ended September 30, 2000 related to prior accident years are primarily from reserve development of the loss portfolios from USF Re and Risk Capital Re, as well as reserve additions related to property catastrophes occurring in late 1999 and asbestos, environmental liability and breast implant exposures, most of which occurred during the three months ended September 30, 2000. However, these results do not include the benefits of purchase price adjustments recorded at Folksamerica's parent relating to its current year acquisitions. Incurred reinsurance losses totalling $8.3 million for the nine months ended September 30, 1999, related to prior accident years are primarily attributable to reserve additions resulting from asbestos, environmental liability and breast implant exposures.

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance operations for the three months and nine months ended September 30, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                                          Three Months            Nine Months
                                                                          Ended Sept. 30,         Ended Sept. 30,
                                                                       ---------------------  ---------------------
Millions                                                                 2000        1999         2000        1999
-------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                 $ 67.7       $ 4.8       $ 68.9      $ 88.5
    Less beginning reinsurance recoverable on unpaid losses              (29.1)       (4.2)       (32.8)       (8.9)
                                                                       --------------------------------------------
Net loss and loss adjustment expense reserves                             38.6          .6         36.1        79.6

Losses and loss adjustment expenses incurred                               1.7          .5         12.7        53.3
Loss and loss adjustment expenses paid                                    (6.3)        (.3)       (14.8)      (49.0)
Net loss and loss adjustment expenses sold - Valley Group                    -           -            -       (83.1)
                                                                       --------------------------------------------

Net ending balance                                                        34.0          .8         34.0          .8
    Plus ending reinsurance recoverable on unpaid losses                  27.6         5.5         27.6         5.5
                                                                       --------------------------------------------
Gross ending balance                                                    $ 61.6       $ 6.3       $ 61.6       $ 6.3
===================================================================================================================

Loss and loss adjustment expenses incurred during the periods presented did not include significant reserve strengthening for losses and loss adjustment expenses relating to prior years.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average number of the Company's common shares ("Shares") outstanding. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. When applicable, the Company's net income is reduced by an amount deemed to be reflective of the dilution to FSA's reported net income caused by its former investment in FSA convertible preferred stock.

The following table outlines the Company's computation of earnings per Share for the three months and nine months ended September 30, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                                           Three Months             Nine Months
                                                                         Ended Sept. 30,          Ended Sept. 30,
                                                                        ------------------      -------------------
                                                                            2000      1999          2000       1999
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE NUMERATORS (IN MILLIONS):

Net income from continuing operations                                    $ 334.5  $   14.1       $ 328.7   $   88.7
                                                                        ==================      ===================
Net income                                                               $ 429.5  $   14.1       $ 423.7   $  104.6
                                                                        ==================      ===================
Comprehensive net income (loss)                                          $ 392.8  $  (38.7)      $ 431.4   $    7.1
------------------------------------------------------------------------==================------===================

DILUTED EARNINGS PER SHARE NUMERATORS (IN MILLIONS):

Net income from continuing operations                                    $ 334.5  $   14.1       $ 328.7   $   88.7
 Dilution to earnings from investment in FSA convertible preferred stock     -         (.1)          -          (.3)
                                                                        ------------------      -------------------
Diluted net income from continuing operations                            $ 334.5  $   14.0       $ 328.7   $   88.4
                                                                        ==================      ===================
Diluted net income                                                       $ 429.5  $   14.0       $ 423.7   $  104.3
                                                                        ==================      ===================
Diluted comprehensive net income (loss)                                  $ 392.8  $  (38.8)      $ 431.4   $    6.8
------------------------------------------------------------------------==================------===================

EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):

Basic earnings per Share denominator (average Shares outstanding)          5,881     5,156         5,900      5,496
   Dilutive options and warrants to acquire Shares (1)                        28       554            13        630
                                                                        ------------------      -------------------
Diluted earnings per Share denominator                                     5,909     5,710         5,913      6,126
------------------------------------------------------------------------==================------===================

BASIC EARNINGS PER SHARE (IN DOLLARS):

Net income from continuing operations                                    $ 56.86  $   2.72       $ 55.71   $  16.13
                                                                        ==================      ===================
Net income                                                               $ 73.02  $   2.72       $ 71.81   $  19.02
                                                                        ==================      ===================
Comprehensive net income (loss)                                          $ 66.78  $  (7.51)      $ 73.12   $   1.29
------------------------------------------------------------------------==================------===================

DILUTED EARNINGS PER SHARE (IN DOLLARS):

Net income from continuing operations                                    $ 56.59  $   2.43       $ 55.58   $  14.42
                                                                        ==================      ===================
Net income                                                               $ 72.67  $   2.43       $ 71.65   $  17.01
                                                                        ==================      ===================
Comprehensive net income (loss)                                          $ 66.46  $  (6.81)      $ 72.95   $   1.11
===================================================================================================================

(1) The 2000 periods include the net dilutive effects of options to acquire 81,000 Shares at prices ranging from $108.33 to $109.94 per Share. The 1999 periods include the net dilutive effects of warrants to acquire 1,000,000 Shares at $21.66 per Share and options to acquire 2,000 Shares at $24.82 per Share.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. White Mountains has recently completed its initial evaluation of the impact of the adoption of SFAS 133 and has determined that SFAS No. 133 is not expected to have a material impact on White Mountains' financial position or results of operations.

NOTE 6.  SEGMENT INFORMATION

White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investment in Unconsolidated Insurance Affiliate(s) (which includes White Mountains' investment in MediaOne preferred stock when applicable) and Holding Company (primarily the operations of the Company and certain of its onshore and offshore subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made its determination of segments based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company's Board of Directors. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities and intercompany management fees (all of which have been eliminated herein). Financial information presented by segment is shown below:

-------------------------------------------------------------------------------------------------------------------
                                                                  Property and  Investments in
                                                                      Casualty  Unconsolidated   Holding
Millions                                               Reinsurance   Insurance     Affiliates    Company      Total
-------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                         $  287.8     $  16.6     $    -      $     -     $  304.4
Gains on sales of subsidiaries and other assets                -           -           -         385.8       385.8
Net investment income                                        45.8         6.3          -          10.5        62.6
Net realized investment gains (losses)                       (5.7)        (.2)         -           2.1        (3.8)
Losses from unconsolidated insurance affiliates                -           -          (.7)          -          (.7)
Amortization of deferred credits and other benefits          15.0          -           .2         16.8        32.0
Other revenue                                                 2.4        10.4          -            -         12.8
                                                        -----------------------------------------------------------
Total revenues (losses)                                  $  345.3     $  33.1     $   (.5)    $  415.2    $  793.1
                                                        ===========================================================
Pretax earnings (loss)                                   $     .6     $   7.6     $   (.5)    $  371.9    $  379.6
                                                        ===========================================================
Net income from continuing operations                    $    6.7     $   4.5     $    .4     $  317.1    $  328.7
===================================================================================================================
Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                         $  159.5     $  70.6     $    -      $     -     $  230.1
Gain on sale of subsidiary                                     -           -           -          88.1        88.1
Net investment income                                        35.3         3.3         2.6          3.9        45.1
Net realized investment gains                                11.0        10.0          -          26.1        47.1
Earnings from unconsolidated insurance affiliates              -           -         16.3           -         16.3
Amortization of deferred credits                              5.3          -           .5           -          5.8
Other revenue                                                  -           -           -            .4          .4
                                                        -----------------------------------------------------------
Total revenues                                           $  211.1     $  83.9     $  19.4     $  118.5    $  432.9
                                                        ===========================================================
Pretax earnings                                          $   29.3     $   5.7     $  19.4     $   90.1    $  144.5
                                                        ===========================================================
Net income from continuing operations                    $   21.8     $   3.7     $  13.1     $   50.1    $   88.7
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                  Property and  Investments in
                                                                      Casualty  Unconsolidated  Holding
Millions                                               Reinsurance   Insurance     Affiliates   Company    Total
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                         $  105.5     $  5.5   $      -    $      -    $  111.0
Gain on sale of subsidiary and insurance assets                 -          -          -       391.2       391.2
Net investment income                                        16.4        2.1          -         9.1        27.6
Net realized investment gains                                  .2        (.2)         -          .4          .4
Earnings from unconsolidated insurance affiliates               -          -        3.2           -         3.2
Amortization of deferred credits and other benefits           4.4          -          -         5.2         9.6
Other revenue                                                 1.0        2.1          -           -         3.1
                                                        -----------------------------------------------------------
Total revenues                                           $  127.5     $  9.5     $  3.2    $  405.9    $  546.1
                                                        ===========================================================
Pretax earnings (loss)                                   $   (5.1)    $  1.3     $  3.2    $  384.8    $  384.2
                                                        ===========================================================
Net income (loss) from continuing operations             $    (.2)    $   .7     $  3.2    $  330.8    $  334.5
===================================================================================================================
Three Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------

Revenues from external customers                         $   60.2     $   .6   $      -    $      -    $   60.8
Net investment income                                        12.5         .1         .7         2.6        15.9
Net realized investment gains                                 6.7         .3          -        13.3        20.3
Earnings from unconsolidated insurance affiliates               -          -        7.3           -         7.3
Amortization of deferred credits                              1.7          -         .4           -         2.1
Other revenue                                                   -          -          -          .1          .1
                                                        -----------------------------------------------------------
Total revenues                                           $   81.1     $  1.0     $  8.4    $   16.0    $  106.5
                                                        ===========================================================
Pretax earnings                                          $   11.5     $   .5     $  8.4    $    2.7    $   23.1
                                                        ===========================================================
Net income from continuing operations                    $    8.0     $   .2     $  5.2    $     .7    $   14.1
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Millions                                              Property and  Investments in          Net Assets of
                                                          Casualty  Unconsolidated   Holding Discontinued
Ending assets                              Reinsurance   Insurance      Affiliates   Company  Operations      Total
-------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000                           $ 2,200.9     $ 202.2         $ 125.2   $ 706.5      $ 16.2  $ 3,251.0
December 31, 1999                              1,294.3       198.6           422.6     117.3        16.3    2,049.1
===================================================================================================================

NOTE 7.  PROPOSED ACQUISITION OF CGU

On September 25, 2000 White Mountains announced that it had reached a definitive agreement with London-based CGNU Group to purchase its U.S. property and casualty operations, CGU. CGU, headquartered in Boston, writes approximately $4 billion in property and casualty insurance premiums annually in all 50 states. The purchase price is $2.17 billion plus the repayment of approximately $.5 billion of CGU's debt to its parent at closing. In connection with the CGU transaction, White Mountains has finalized a $1.0 billion debt financing commitment from Lehman Brothers Inc. as well as $702.5 million of new equity commitments from a small group of outside investors. Additionally, the seller will retain a note in the amount of $210 million, payable six months from the closing date in cash or Shares at White Mountains' option. In connection with financing the transaction, White Mountains will contribute most of its existing operating businesses to the acquisition company. White Mountains has made its Form A filings relating to the purchase of CGU with all required state departments of insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

  RESULTS OF OPERATIONS-- THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    AND 1999

White Mountains reported net income of $423.7 million or $71.65 per diluted Share for the nine months ended September 30, 2000, compared to net income of $104.6 million or $17.01 per diluted Share for the comparable 1999 period. Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains for the period), was $431.4 million or $72.95 per diluted Share for the nine months ended September 30, 2000, compared to comprehensive net income of $7.1 million or $1.11 per diluted Share for the comparable 1999 period.

White Mountains reported net income of $429.5 million or $72.67 per diluted Share for the three months ended September 30, 2000, compared to net income of $14.1 million or $2.43 per diluted Share for the comparable 1999 period. Comprehensive net income was $392.8 million or $66.46 per diluted Share for the three months ended September 30, 2000, compared to a comprehensive net loss of $38.7 million or $6.81 per diluted Share for the comparable 1999 period.

Net income for the nine months ended September 30, 1999 includes a $391.2 million gain on the sale of the Company's indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA common stock to Dexia and a $95.0 million reserve release resulting from a favorable tax ruling which served to conclude outstanding issues concerning the Company's 1991 sale of Fireman's Fund. These items were recorded during the 2000 third quarter. Net income for the nine months ended September 30, 1999 includes a $88.1 million gain on the sale of Valley Group and a $14.9 million after tax gain on the sale of discontinued mortgage banking operations. These items were recorded during the 2000 second quarter.

White Mountains ended the third quarter of 2000 with a tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) of $186.44, an increase of $66.21 from the December 31, 1999 tangible book value per Share of $120.23. Book value per Share at September 30, 2000 totaled $174.33, an increase of $71.01 from the December 31, 1999 book value per Share of $103.32.

                      INSURANCE AND REINSURANCE OPERATIONS

CONSOLIDATED REINSURANCE OPERATIONS. Folksamerica provided $6.7 million of net income ($24.9 million of comprehensive net income) for the nine months ended September 30, 2000 versus net income of $23.5 million ($.7 million of comprehensive net income) for the comparable 1999 period. Folksamerica had a net loss of $.2 million ($12.6 million of comprehensive net income) for the three months ended September 30, 2000 versus net income of $9.7 million ($.6 million of comprehensive net loss) for the comparable 1999 period. A summary of Folksamerica's reinsurance operating results follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             Three Months          Nine Months
                                                                           Ended Sept. 30,       Ended Sept. 30,
                                                                        -------------------------------------------
Dollars in millions                                                            2000       1999      2000       1999
-------------------------------------------------------------------------------------------------------------------
REINSURANCE OPERATIONS:
    Net written premiums                                                 $     99.9  $    56.0 $   284.3  $   152.4
    Earned premiums                                                      $    105.5  $    60.2 $   287.8  $   159.5

    Statutory Ratios: (1)
    Loss and loss adjustment expense                                          95.4%      78.1%     86.8%      73.6%
    Underwriting expense                                                      30.3%      35.9%     29.0%      35.3%
                                                                          --------------------  -------------------
            Combined                                                         125.7%     114.0%    115.8%     108.9%
===================================================================================================================

(1) These ratios would not differ significantly from comparable ratios presented on a GAAP basis.

Folksamerica's significant increases in written and earned premiums during the 2000 periods is primarily attributable to its 2000 acquisition of Risk Capital.

Folksamerica's combined ratio for the nine months ended September 30, 2000 was 115.8% versus a combined ratio of 108.9% for the comparable 1999 period. Folksamerica's underwriting results for the 2000 year-to-date period (and to a significant extent the 2000 third quarter) include development of the USF Re portfolio acquired in 1999 ($9 million) and the Risk Capital Re portfolio acquired in 2000 ($8 million) as well as the impact of property catastrophes occurring late in 1999 ($7 million). However, Folksamerica's underwriting results do not reflect the benefits of purchase price adjustments recorded at its parent related to such acquisitions. These benefits would serve to reduce the 2000 year-to- date combined ratio to approximately 111%.

During the 1999 third quarter, Folksamerica's combined ratio was 114.0% which included approximately $3.0 million of pretax property catastrophe losses (relating primarily to the earthquake in Turkey and Hurricane Floyd). In addition to such losses, Folksamerica's overall 1999 combined ratio was higher than anticipated due to lower premium volumes resulting from lower than expected production on a number of domestic treaties, the effects of non-renewals in its property portfolio, slower than anticipated growth in its Latin America business and a less favorable pricing environment.

CONSOLIDATED INSURANCE OPERATIONS. A summary of written and earned premiums relating to White Mountains' consolidated insurance operations follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             Three Months          Nine Months
                                                                           Ended Sept. 30,       Ended Sept. 30,
                                                                        -------------------------------------------
Dollars in millions                                                            2000       1999      2000       1999
-------------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
    Net written premiums                                                 $      6.0  $      .5 $    17.2  $    68.9
    Earned premiums                                                      $      5.3  $      .4 $    16.2  $    67.4
===================================================================================================================

PIC, ACIC, BICC and Waterford provided $4.6 million in net income ($5.6 million in comprehensive net income) during the first nine months of 2000 which principally resulted from favorable reinsurance collections on prior year paid losses at BICC. Valley Group (consisting primarily of various regional property and casualty insurance companies which were sold on June 17, 1999) contributed $4.8 million of net income ($2.9 million of comprehensive net loss) during the comparable 1999 period which principally resulted from unrealized losses in its fixed income investment portfolio.

During the 2000 second quarter, White Mountains recorded a $5.4 million loss ($3.5 million after tax) on the sale of Valley Group relating to potential development on reserve guarantees made to the buyer that will be settled as of December 31, 2002.

UNCONSOLIDATED INSURANCE OPERATIONS. On July 5, 2000 White Mountains concluded the sale of its indirect, wholly- owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA common stock to Dexia for proceeds of $620.4 million. As a result of the sale to Dexia, the Company recorded a gain of $391.2 million during the 2000 third quarter which represented a $301.1 million contribution to White Mountains' comprehensive net income for the 2000 year-to-date period.

During the 1999 year-to-date period, White Mountains recorded a $43.1 million comprehensive net loss on its investment in FSA which included a $60.5 million pretax ($39.3 million after tax) writedown in connection with two exercises of stock options during the period. During the 1999 third quarter, White Mountains recorded a $25.4 million comprehensive net loss on its investment in FSA which included a $44.5 million pretax ($28.9 million after tax) writedown in connection with an exercise of stock options during the period. See "Investment Operations".

White Mountains recorded comprehensive net income on its investment in MSA of $5.9 million during the first nine months of 2000 ($5.5 million for the 2000 third quarter) versus a comprehensive net loss of $2.6 million for the comparable 1999 period ($.9 million loss for the 1999 third quarter). The comprehensive net loss experienced during the 1999 year-to-date period resulted principally from unrealized losses on MSA's fixed income investment portfolio.

                              INVESTMENT OPERATIONS

Net investment income totalled $62.6 million for the nine months ended September 30, 2000 ($27.6 million for the 1999 third quarter) compared to $45.1 million for the comparable 1999 period ($15.9 million for the 1999 third quarter). White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity investments and dividend income from its equity investments. The increase in net investment income from the 1999 to 2000 periods are primarily attributable to the acquisitions of PCA and Risk Capital which resulted in a significant increase in invested assets. See "Liquidity and Capital Resources".

White Mountains records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its outstanding options and convertible securities to acquire the common stock of FSA and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. Additional information concerning White Mountains' net investment gains and losses arising during the periods, before tax, were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                            Three Months          Nine Months
                                                                          Ended Sept. 30,       Ended Sept. 30,
                                                                          -------------------------------------
Millions                                                                     2000        1999       2000       1999
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) from investment securities                 $   32.1    $  (8.3)   $   32.7   $ (12.5)
Net unrealized gains (losses) from investment in unconsolidated
affiliate(s)                                                                  2.4       (8.1)        3.1     (31.0)
Transition adjustment for FSA options exercised                                 -      (44.5)          -     (60.5)
                                                                       --------------------------------------------

Total net investment gains (losses) on investments held during the
period                                                                   $   34.5    $ (60.9)   $   35.8   $(104.0)
===================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on the statement of income and comprehensive income were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                              Three Months         Nine Months
                                                                             Ended Sept. 30,     Ended Sept. 30,
                                                                             -------------------------------------
Millions                                                                        2000      1999       2000      1999
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses) from investment securities            $    .4   $  20.3   $   (4.2) $   47.1
Recognition of unrealized gains from investment in unconsolidated
affiliate (1)                                                                   93.6         -       32.5         -
  Income taxes applicable to such gains                                        (32.1)     (7.1)     (10.6)    (16.5)
                                                                           ----------------------------------------
Net realized gains for investments sold, after tax                           $  61.9   $  13.2   $   17.7  $   30.6
                                                                           ========================================

Net unrealized investment gains (losses) for investments held                $  34.5   $ (60.9)  $   35.8  $ (104.0)
  Income taxes applicable to such gains and losses                              (9.1)     21.3       (9.8)     36.4
                                                                           ----------------------------------------
Net unrealized investment gains (losses) for investments held, after tax        25.4     (39.6)      26.0     (67.6)
  Recognition of net unrealized gains for investments sold, after tax          (61.9)    (13.2)     (17.7)    (30.6)
                                                                           ----------------------------------------
Change in net unrealized investment gains, after tax                         $ (36.5)  $ (52.8)  $    8.3  $  (98.2)
===================================================================================================================

(1) Included in gains on sales of subsidiary and insurance assets on White Mountains' statement of income and comprehensive income for the three and nine month periods ended September 30, 2000.

Net realized losses on investments of $4.2 million for the nine months ended September 30, 2000 resulted principally from sales of fixed maturities in preparation for Folksamerica's acquisitions during the period. See "Liquidity and Capital Resources". Net realized investment gains of $47.1 million for the first nine months of 1999 resulted principally from pretax gains from the sales of all or a portion of the Company's investments in San Juan Basin Royalty Trust ($19.3 million), Travelers Property Casualty Corp. ($4.8 million) and various common equities and other investments in Folksamerica's operating portfolio ($11.9 million). In addition, pretax realized gains on sales of equity securities and fixed maturity investments of $9.4 million were recorded in anticipation of or in connection with the sale of Valley Group.

The $26.0 million increase in after tax net unrealized investment gains for investments held during the first nine months of 2000 primarily reflects after tax increases in the value of White Mountains' fixed income investments and its other investments. The $67.6 million decrease in after tax net unrealized investment gains for investments held during the first nine months of 1999 reflects: (i) after tax unrealized losses of $21.5 million in the value of Folksamerica's sizeable fixed maturity portfolio due to an increase in market interest rates during the period; (ii) a $39.3 million after tax reduction in unrealized gains associated with the Company's May 13, 1999 and September 2, 1999 exercises of options to acquire shares of the common stock of FSA. Upon exercises of the FSA options during 1999, White Mountains was required to write its investments in the FSA options exercised to their original cost in order to transition the investment from fair value accounting to equity accounting.

                               EXPENSES AND TAXES

Losses and loss adjustment expenses totalled $260.0 million for the first nine months of 2000 ($99.7 million for the 2000 third quarter) versus $170.7 million for the comparable 1999 period ($47.7 million for the 1999 third quarter). Insurance and reinsurance acquisition expenses totalled $76.8 million for the 2000 year-to-date period ($26.5 million for the 2000 third quarter) versus $56.6 million for the comparable 1999 period ($17.1 million for the 1999 third quarter). The increases in these insurance expenses from the 1999 to 2000 periods are primarily attributable to the PCA and Risk Capital acquisitions.

Compensation and benefits expenses totalled $46.3 million for the first nine months of 2000 ($27.2 million for the 2000 third quarter) versus $37.6 million for the comparable 1999 period ($12.5 million for the 1999 third quarter). The increase in compensation and benefits expenses for the 2000 periods resulted primarily from an increase in Share-based contingent compensation accruals which resulted from anticipation of above-plan results for the year as well as a significant increase in the market value of Shares during the 2000 third quarter.

General expenses totalled $18.2 million for the first nine months of 2000 ($4.5 million for the 2000 third quarter) versus $12.5 million during the comparable 1999 period ($3.3 million for the 2000 third quarter). The increase in general expenses during the 2000 year-to-date period is primarily attributable to various contingencies and expenditures associated with certain of the Company's acquisition and disposition activities during the period.

Interest expense totalled $12.2 million for the first nine months of 2000 ($4.0 million for the 2000 third quarter) versus $11.0 million during the comparable 1999 period ($2.8 million for the 2000 third quarter). The increase in interest expense for the third quarter of 2000 versus the third quarter of 1999 is primarily attributable to increased borrowings at Folksamerica during 2000.

As a result of the Company's redomestication to Bermuda during the fourth quarter of 1999, income earned by its offshore subsidiaries in subsequent periods is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Income earned by the Company's onshore subsidiaries continues to be subject to United States income taxes. During the first nine months of 2000, White Mountains recorded a $50.9 million tax provision which consisted of a Federal income tax provision of $47.8 million and a foreign and United States withholding tax provision of $3.1 million. During the first nine months of 1999, White Mountains recorded a $55.8 million tax provision which consisted of a Federal income tax provision of $48.4 million and a state tax provision of $7.4 million. This resulted in a 33% effective Federal rate. Differences between the Company's 1999 effective rate and a statutory 35% Federal rate include deferred credit amortization, dividends received deductions and tax exempt interest income.

Since 1991 the Company has carried a reserve related to various outstanding tax issues involving the sale Fireman's Fund. In September 2000, the Company was informed that the Internal Revenue Service agreed with the position taken by White Mountains in its 1991 tax return. On October 19, 2000, the Company received the Technical Advice Memorandum from the Internal Revenue Service's National Office confirming this conclusion. As a result, the Company released a $95.0 million reserve in its 2000 third quarter financial statements which represents a gain from discontinued insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

White Mountains has made significant acquisitions of run-off insurance portfolios during the 1999 and 2000 periods presented herein. These transactions involved the assumption of sizable portfolios of invested assets on favorable terms, as well as the assumption of insurance liabilities. Run-off liabilities paid are shown on the Company's statement of cash flows as uses of operating cash whereby sales of the related assets acquired are shown as sources of cash from investing activities.

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

On May 5, 2000, White Mountains completed its acquisition of the reinsurance operations of Risk Capital for consideration of $20.1 million in cash plus related expenses. Significant assets and liabilities acquired through the Risk Capital transaction included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.5 million of net loss and loss adjustment expenses and $92.9 million of net unearned reinsurance premiums. In addition, the Risk Capital acquisition provided White Mountains with two profitable specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

On July 5, 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA common stock to Dexia for proceeds of $620.4 million.

On September 25, 2000 White Mountains announced that it had reached a definitive agreement to acquire CGU. The purchase price is $2.1 billion plus the repayment of approximately $.5 billion of CGU's debt to its parent at closing. In connection with the CGU transaction, White Mountains has finalized a $1.0 billion debt financing commitment from Lehman Brothers Inc. as well as $702.5 million of new equity commitments from a small group of outside investors. Additionally, the seller will retain a note in the amount of $210 million, payable six months from the closing date in cash or Shares at White Mountains' option. In connection with financing the transaction, White Mountains will contribute most of its existing operating businesses to the acquisition company. White Mountains has made its Form A filings relating to the purchase of CGU with all required state departments of insurance.

During the first nine months of 2000, the Company repurchased 65,838 Shares for a total of $8.4 million in cash. All Shares repurchased during 2000 have been retired.

FORWARD LOOKING STATEMENTS

White Mountains from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per Share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and tangible book value per Share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers, (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients, (iii) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting White Mountains' financial position, and (iv) loss reserves established by White Mountains subsequently proving to have been inadequate. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits

                11 - Statement Re Computation of Per Share Earnings*
                27 -Financial Data Schedule for the nine-month period ended September 30, 2000**

           (b)  Reports on Form 8-K

                On September 24, 2000, the Registrant filed a Form 8-K
                (Item 5) which announced that it had entered into a definitive agreement to acquire the U.S. property and casualty operations of London-based CGNU Group.

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

                                          WHITE MOUNTAINS INSURANCE GROUP, LTD
                                          ------------------------------------
                                          (Registrant)

Date: November 13, 2000

                                          By:        /s/
                                             ---------------------------------
                                          Michael S. Paquette
                                          Senior Vice President and Controller