Form 10-K
period 2000-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2001-03-27
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

       Registrant's telephone number, including area code: (603) 643-1567

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Shares, par value $1.00                  New York Stock Exchange
         per share


           Securities registered pursuant to section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 23, 2001, was $1,825,187,696.

    As of March 23, 2001, 5,880,115 Common Shares, par value of $1.00 per share, were outstanding (excludes 21,000 restricted Common Shares which were not vested as of such date).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.



                                TABLE OF CONTENTS


                                     PART I


ITEM 1.    Business.......................................................................................    1

           a.   General...................................................................................    1

           b.   Reinsurance and Insurance Operations......................................................    1

           c.   Discontinued Operations...................................................................    8

           d.   Investing Operations......................................................................    8

           e.   Regulation................................................................................    8

           f.   Employees.................................................................................    9

           g.   Forward-Looking Statements................................................................    9

ITEM 2.    Properties.....................................................................................    9

ITEM 3.    Legal Proceedings..............................................................................   10

ITEM 4.    Submission of Matters to a Vote of Security Holders............................................   10


                                     PART II

ITEM 5.    Market for the Company's Common Equity and  Related Stockholder Matters........................   10

ITEM 6.    Selected Financial Data........................................................................   11

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........   12

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................   22

ITEM 8.    Financial Statements and Supplementary Data....................................................   22

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   22


                                    PART III

ITEM 10.   Directors and Executive Officers...............................................................   22

ITEM 11.   Executive Compensation.........................................................................   25

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................................   28

ITEM 13.   Certain Relationships and Related Transactions.................................................   29


                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   29

PART I

Item 1.       Business

GENERAL

     White Mountains Insurance Group, Ltd. (the "Company") was originally formed as a Delaware corporation in 1980 and became a Bermuda corporation during 1999. Within this report, the consolidated organization is referred to as "White Mountains". White Mountains' principal operations are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance and reinsurance, each of which is described in detail herein. The Company's headquarters is located at Crawford House, 23 Church Street, Hamilton, Bermuda HM11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HMDX.

     In June 1999 the Company changed its name from "Fund American Enterprises Holdings, Inc." to "White Mountains Insurance Group, Inc."

     In October 1999 the Company completed a corporate reorganization whereby it changed its domicile from Delaware to Bermuda (the "Redomestication"). The Redomestication was primarily undertaken to improve the Company's ability to compete in international markets by creating a corporate structure which is more favorable for the formation and growth of internationally-based insurance and reinsurance operations and which has an enhanced ability to pursue business combinations with non-United States entities. In connection with the Redomestication, the Company's name was further changed to "White Mountains Insurance Group, Ltd." to comply with Bermuda law.

     In September 2000 White Mountains entered into a definitive agreement with London-based CGNU plc ("CGNU") to purchase its U.S. property and casualty insurance operations ("CGU"). CGU, headquartered in Boston, is a large U.S. property & casualty insurer which operates in all 50 states. Completion of the CGU acquisition is subject to, among other matters, the receipt of regulatory approvals, the completion of financing and the satisfaction of other customary conditions. Further details concerning this pending acquisition are contained herein.

REINSURANCE AND INSURANCE OPERATIONS

REINSURANCE OPERATIONS

FOLKSAMERICA HOLDING COMPANY, INC. ("FOLKSAMERICA")

     Folksamerica, through its wholly-owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line broker-market reinsurer which provides reinsurance to insurers of property and casualty and accident and health risks in the United States, Canada, Latin America and the Carribean. Folksamerica is rated "A" (Excellent) by A.M. Best Company. During 2000, 1999 and 1998, Folksamerica had net written premiums of $332.6 million, $201.7 million and $212.6 million, respectively. At December 31, 2000 and 1999, Folksamerica had total assets of $2.8 billion and $1.3 billion, respectively, and shareholder's equity of $339.7 million and $249.4 million, respectively.

     In June 1996 White Mountains purchased a 50.0% economic interest in Folksamerica for $79.9 million from a group of European mutual insurance companies (the "European Mutuals") who continued to own the remaining 50.0% interest. In November 1997 White Mountains and the European Mutuals each purchased equal interests in Folksamerica for $20.8 million which maintained White Mountains' 50.0% economic ownership position. In August 1998 White Mountains acquired all of the remaining capital stock of Folksamerica from the European Mutuals for $169.1 million which resulted in Folksamerica becoming a wholly-owned consolidated subsidiary of White Mountains at that time.

     In June 1999 Folksamerica acquired USF Re Insurance Co. ("USF Re") from the Centris Group. Significant assets and liabilities acquired through USF Re included $204.1 million of cash and investments and $106.5 million of net loss and loss adjustment expense reserves.

     On March 31, 2000, Folksamerica acquired PCA Property & Casualty Insurance Company ("PCA") from Humana Inc. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments and $253.8 million of net loss and loss adjustment expense reserves.

     On May 5, 2000, Folksamerica acquired substantially all the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital"), a wholly-owned subsidiary of Risk Capital Holdings, Inc. Significant assets and liabilities acquired through the Risk Capital transaction included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.6 million of net loss and loss adjustment expense reserves and $82.0 million of net unearned reinsurance premiums.

     On October 10, 2000, Folksamerica acquired an 80% interest in Esurance Inc. ("Esurance") for $9.0 million in cash. Esurance is an internet-based insurance provider which sells personal auto insurance in 26 states.


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

     Folksamerica writes both treaty and facultative reinsurance. Treaty reinsurance is an agreement whereby the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of a treaty. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk assumed and generally accepts the original underwriting decisions made by the ceding insurer. Facultative reinsurance is underwritten on a risk-by-risk basis whereby Folksamerica applies its own pricing to an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties. The majority of Folksamerica's premiums are derived from treaty reinsurance contracts both on an excess of loss and quota share basis, which in 2000 amounted to 23.2% and 67.1% of its total earned premiums, respectively. Folksamerica derives its business from a spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica selects transactions based solely on anticipated underwriting results of the transaction which are evaluated on a variety of factors including the quality of the reinsured, the attractiveness of the reinsured's insurance rates, policy conditions and the adequacy of the proposed reinsurance terms.

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

LINES OF BUSINESS AND GEOGRAPHIC LOCATION

     Folksamerica's net written premiums by line of business follow:

------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                           -------------------------------------------------------
Millions                                                      2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------------
   Liability                                                $208.4      $122.6      $122.0      $123.6      $ 79.6
   Property                                                   91.6        68.9        87.2       104.9        85.9
   Accident and Health                                        26.4           -           -           -           -
   Other                                                       6.2        10.2         3.4         3.9         6.4
                                                           -------------------------------------------------------
Total                                                       $332.6      $201.7      $212.6      $232.4      $171.9
==================================================================================================================


     Folksamerica's net written premiums by geographic location follow:

------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                           -------------------------------------------------------
Millions                                                      2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------------

   United States                                            $296.7      $172.2      $190.9      $208.6      $155.2
   Canada                                                     21.6        21.0        13.9        10.1         4.2
   Latin America and the Carribean                            14.3         8.5         7.8        13.7        12.5
                                                           -------------------------------------------------------
Total                                                       $332.6      $201.7      $212.6      $232.4      $171.9
==================================================================================================================


UNDERWRITING

     Folksamerica's primary underwriting objective is to carefully assess reinsurance opportunities to determine the probability of a particular transaction providing an underwriting profit. Those risks that do not provide a reasonable likelihood of delivering an underwriting profit are rejected. Underwriting opportunities presented to Folksamerica are evaluated based on a number of factors including historical analysis of results, estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer's underwriting and claims experience and the primary insurer's financial condition. Folksamerica regularly conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies.

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

     Folksamerica pays its reinsurance brokers' commissions based on negotiated percentages of the premium it writes. These commissions, which generally average 5% of premium, constitute a significant portion of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the year ended December 31, 2000, Folksamerica received approximately 56.4% of its gross reinsurance premiums written from three major reinsurance brokers as follows:
(i) E.W. Blanch - 21.6%; (ii) Guy Carpenter and affiliates - 17.6%; and (iii) AON Re, Inc. - 17.2%. During the year ended December 31, 2000, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company.

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

     Folksamerica uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced by Folksamerica, as supplemented by reported industry data, and (2) methods in which the level of Folksamerica's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium applied by accident year, line of business and type of reinsurance written by Folksamerica. Due to the inherent uncertainties of estimating claim reserves, actual losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of Folksamerica's reserves reflected in its consolidated financial statements. During the claims settlement period, which may extend over a long period of time, additional facts regarding claims and trends may become known which may cause Folksamerica to adjust its estimates of the ultimate liability. The revised estimates of ultimate liability may prove to be less than or greater than the actual settlement or award amount for which the claim is finally discharged.


REINSURANCE INDUSTRY AND COMPETITION

     Folksamerica commenced writing business in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimum surplus. In 1991, recognizing that surplus size would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select broker-market reinsurance and property and casualty insurance companies. Since 1991, Folksamerica has acquired several other reinsurers which has served to raise Folksamerica's surplus and contributed a number of important business relationships.

     In general, competition among primary companies has caused primary insurers to reduce their own premium writings or restructure their reinsurance programs, thereby reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, thereby enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has historically driven reinsurance prices on a number of accounts below pricing levels which Folksamerica will accept. Folksamerica's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation. Management further believes that, although size and financial strength will continue to be factors in selecting reinsurance partners, product pricing has become the most telling competitive factor.

CONSOLIDATED INSURANCE OPERATIONS

     Over the past several years White Mountains has been acquiring and developing various property and casualty insurance operating companies. These companies are described below:

INTERNATIONAL AMERICAN GROUP ("IAG")

     In October 1999 White Mountains completed its acquisition of IAG, a collection of insurance companies for $86.7 million in cash. White Mountains acquired the following subsidiaries through its acquisition of IAG:

     PENINSULA INSURANCE COMPANY ("PIC") PIC, which was established in 1960, is a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines, primarily private passenger auto, homeowners, commercial auto and commercial multiple peril. Most of PIC's insurance products are sold in Maryland, Delaware and Virginia. PIC is rated "A" (Excellent) by A.M. Best Company.

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

     Selected financial information for PIC is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
                                                                                         ---------------------------
Statutory Basis (a) in Millions                                                             2000      1999      1998
--------------------------------------------------------------------------------------------------------------------
Net written premiums, by line of business:
     Private passenger auto                                                                $16.2     $16.9    $ 20.2
     Commercial auto                                                                         3.5       2.7       2.2
     Commercial multiple peril                                                               1.0        .9       1.0
     Homeowners                                                                               .9       1.0       1.0
     Other                                                                                   1.1       1.0       1.3
                                                                                         ---------------------------
Total net written premiums                                                                 $22.7     $22.5    $ 25.7
                                                                                         ===========================
Ending total admitted assets                                                               $48.1     $56.4    $ 57.3
Ending policyholders' surplus                                                              $20.0     $27.5    $ 24.2
====================================================================================================================

(a) The term "statutory" as contained herein refers to a basis of accounting other than generally accepted accounting principles that is prescribed or permitted by the individual states that an insurance company is domiciled in.

     AMERICAN CENTENNIAL INSURANCE COMPANY ("ACIC") ACIC is a Delaware-domiciled property and casualty insurance company in run-off. ACIC was incorporated in 1970 for the purpose of underwriting primary and excess liability insurance for many large national and international chemical, manufacturing and pharmaceutical companies, as well as for the purpose of underwriting facultative and treaty reinsurance for the same types of risks. In 1983, in response to the poor profitability of these books of business and substantial difficulties in the collection of its reinsurance recoverables due principally to financial problems of its reinsurers, ACIC stopped actively writing insurance and reinsurance and is currently in run-off. Since 1983, ACIC has concentrated its run-off efforts on commuting its loss exposures with its insureds and on settling the ultimate amount of its reinsurance recoverables with its reinsurers. In 1997, ACIC entered into a retrospective excess of loss reinsurance treaty with a highly rated reinsurer whereby substantially all of its remaining loss exposure has been reinsured. At December 31, 2000 and 1999, ACIC had $47.1 million and $51.4 million of total statutory admitted assets, respectively, and $40.5 million and $43.2 million of statutory policyholders' surplus, respectively.

     BRITISH INSURANCE COMPANY OF CAYMAN ("BICC") BICC is a Cayman Island-domiciled property and casualty insurance company in run-off. BICC was established in 1997 as a means to improve IAG's ability to recover reinsurance recoverables from insolvent or near insolvent international reinsurers. BICC consists principally of certain reinsurance recoverables and loss reserves assumed from ACIC and invested assets. At December 31, 2000 and 1999, BICC had $22.1 million and $36.1 million of total assets and $4.5 million and $17.2 million of shareholder's equity, respectively.


WATERFORD INSURANCE COMPANY ("WATERFORD")

     Waterford is a Kansas-domiciled property and casualty insurance company. Waterford was purchased in 1996 (at which time it was an inactive insurance company) and is licensed to write property and casualty insurance in 48 states. As of December 31, 1999, Waterford ceased writing new business. At December 31, 2000 and 1999, Waterford had $11.6 million and $13.3 million of total statutory admitted assets, respectively, and $11.3 million and $12.2 million of statutory policyholders' surplus, respectively. Waterford was sold to a third party on January 5, 2001 for cash proceeds of $23.8 million.


VALLEY GROUP, INC. ("VGI")

      In 1995 White Mountains acquired the Valley Insurance Companies ("Valley") of Albany, Oregon and Charter Group, Inc. ("CGI") of Richardson, Texas for $41.7 million in cash less $3.0 million of purchase price adjustments. In September 1995 White Mountains formed White Mountains Insurance Company ("WMIC"), a New Hampshire- domiciled mid-size commercial property and casualty company. Valley, CGI and WMIC are collectively referred to herein as "VGI".

     In June 1999 White Mountains completed the sale of VGI to Unitrin (the "VGI Sale") and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford.


INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     White Mountains' investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50.0% of the entity.

MAIN STREET AMERICA HOLDINGS, INC. ("MSA")

     MSA is a subsidiary of National Grange Mutual Insurance Company ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. NGM's principal lines of business and approximate percentage of total direct written premiums are personal automobile (41.5%), commercial multi-peril (18.0%), homeowners (14.4%) and commercial automobile (13.9%). MSA, through its subsidiaries, participates in NGM's property and casualty business through a reinsurance agreement. MSA's net written premiums totalled $265.4 million, $242.7 million and $258.5 million in 2000, 1999 and 1998, respectively, and its net income was $3.8 million, $25.8 million and $13.4 million, respectively. MSA's total assets as of December 31, 2000 and 1999 were $608.7 million and $582.3 million, respectively, and its shareholders' equity was $253.8 million and $233.4 million, respectively.

     From 1994 to 1997 White Mountains owned 33.1% of the common stock of MSA ("MSA Common Stock"). During that period MSA participated in 40% NGM's property and casualty business through a reinsurance agreement.
     In 1998 White Mountains acquired an additional 131,487 shares of MSA Common Stock for $74.4 million (which includes a purchase price adjustment of $4.1 million paid to MSA during 2000) which raised White Mountains ownership of MSA to 50.0%. As a result of White Mountains' additional investment in MSA, MSA's reinsurance pooling agreement was increased from 40.0% to 60.0% and NGM contributed certain of its insurance, reinsurance and financial services subsidiaries to MSA. White Mountains' investment in MSA Common Stock is accounted for using the equity method.

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. ("FSA")

     FSA, through its wholly-owned subsidiary, Financial Security Assurance Inc., guarantees scheduled payments of principal and interest on municipal bonds and asset-backed securities, including residential mortgage-backed securities.

     On July 5, 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of the common stock of FSA ("FSA Common Stock") to Dexia S.A. ("Dexia") for proceeds of $620.4 million (the "Dexia Sale") which resulted in a pretax gain of $391.2 million.

     In 1994 White Mountains purchased 2,000,000 shares of FSA Common Stock from MediaOne Capital Corp. ("MediaOne", formerly U S WEST Capital Corp.), a wholly-owned subsidiary of MediaOne Group, Inc. (formerly U S WEST, Inc.). The purchase was part of an initial public offering of FSA Common Stock at the offering price of $20.00 per share.

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

     In May 1999, White Mountains exercised FSA Options to acquire 666,667 shares of FSA Common Stock for $15.7 million in cash. In September 1999, White Mountains exercised FSA Options to acquire 1,893,940 shares of FSA Common Stock in exchange for White Mountains' $50.0 million investment in MediaOne preferred stock.

     In December 1999, White Mountains purchased an additional 922,509 shares of FSA Common Stock at a price of $54.20 per share in a private transaction with FSA.

     Prior to the Dexia Sale, White Mountains' accounted for its investment in FSA Common Stock using the equity method. White Mountains' accounted for its investment in FSA Preferred Stock and FSA Options under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 whereby the investment was reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of other comprehensive net income.

DISCONTINUED OPERATIONS

     In 1991 White Mountains sold Fireman's Fund Insurance Company ("Fireman's Fund"), a large property and casualty insurance company, to Allianz of America, Inc. Since 1991 the Company has carried a reserve related to various outstanding tax issues involving the sale. In September 2000, the Company was informed that the Internal Revenue Service agreed with the position taken by White Mountains in its 1991 tax return and, on October 19, 2000, the Company received the Technical Advice Memorandum from the Internal Revenue Service's National Office confirming this conclusion. As a result, the Company released a $95.0 million reserve during 2000 to income which is presented as a gain from discontinued insurance operations.

     In May 1999 White Mountains concluded the sale of substantially all the mortgage banking assets (the "Mortgage Banking Sale") of White Mountains Services Corporation ("WMSC" formerly Source One Mortgage Services Corporation) and received net proceeds totalling $180.6 million. Mortgage banking assets and liabilities that were not part of the Citibank sale principally included WMSC's investments in derivative instruments (which were fully liquidated in 1999), various residual mortgage assets and preferred stock, each of which were substantially liquidated during 1999. White Mountains recorded a $17.9 million pretax ($11.6 million after tax) gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during 1999. During 2000 WMSC was liquidated and all remaining mortgage banking assets were transferred to White Mountains Services L.L.C., a wholly- owned subsidiary of White Mountains. As a result of White Mountains' decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

INVESTING OPERATIONS

     White Mountains' philosophy is to invest all assets to maximize their after tax total return over extended periods of time. Under this approach, each dollar of after tax investment income, realized gains and unrealized gains is valued equally. Management further believes that the investment assets of its reinsurance and insurance operations should be invested in a "balanced portfolio" consisting of a mixture of fixed income investments, equity securities and occasionally other investments in order to maximize returns over extended periods of time. The Company's Investment Committee, headed by John D. Gillespie and comprised of certain other members of the Company's Board of Directors (the "Board"), key management and investment professionals, oversee the Company's investment activities which are more extensive than in the recent past. The Investment Committee regularly monitors the overall investment results of White Mountains, reviews the results of each of White Mountains' various investment managers, reviews compliance with established investment guidelines, approves all purchases and sales of investment securities and ultimately reports the overall investment results to the Board.

     As previously stated, the investment portfolios of White Mountains' reinsurance and insurance operations consist, in part, of common equity securities and other investments. At December 31, 2000, the investment portfolios of White Mountains' reinsurance and insurance operations contained $181.5 million of common equity securities and other investments which represented approximately 14% of their total portfolio, excluding short-term investments. Management believes that modest investments of common equity securities within its investment portfolio will enhance after tax returns without significantly increasing the risk profile of the portfolio when considered over long periods of time.

REGULATION

     White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital ("RBC") standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The RBC ratios for Folksamerica Reinsurance

Company, PIC, ACIC and Waterford at December 31, 2000 and 1999, were above the levels which would require regulatory action.

     White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity or any other matters that would require disclosure herein.


EMPLOYEES

     As of December 31, 2000, White Mountains employed approximately 255 persons (consisting of 10 persons at the Company, 150 persons at Folksamerica, 70 persons at PIC, 15 persons at ACIC and BICC and 10 persons at subsidiary holding companies). Management believes that White Mountains' employee relations are good.

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

      In its filings with the Securities and Exchange Commission (the "SEC"), reports to shareholders, press releases and other written and oral communications, White Mountains from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and deferred credit per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers, (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients, (iii) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting White Mountains' financial position, and (iv) loss reserves established by White Mountains subsequently proving to have been inadequate and (v) the failure of pending transactions to be consummated. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

ITEM 2.       PROPERTIES

     The Company maintains two small professional offices in Hamilton, Bermuda which serve as its headquarters and registered office. In addition, the Company and certain of its subsidiaries lease 8,600 square feet of office space at 80 South Main Street, Hanover, New Hampshire, under a lease expiring in 2006, which serves as its principal executive office. Folksamerica leases 60,000 square feet of office space in New York, New York, under a lease expiring 2009, which serves as its principal office. Folksamerica also leases 12,000 square feet of office space in Greenwich, Connecticut, under a lease expiring in 2010, which serves as its satellite office. PIC owns a 20,000 square foot office building in Salisbury, Maryland which serves as its principal office. ACIC and BICC lease 8,000 square feet of office space in Wilmington, Delaware, under a lease which expires in 2004, which serves as their principal office. White Mountains leases several other office facilities and operating equipment under cancellable and noncancellable agreements.

ITEM 3.       LEGAL PROCEEDINGS

     White Mountains, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2000, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on the Company's financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of White Mountains' shareholders during the fourth quarter of 2000.

PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     As of March 26, 2001, there were 407 registered holders of common shares of the Company, par value $1.00 per share ("Shares").

     During 2000 and 1999 the Company declared and paid cash dividends totalling $1.20 and $1.60 per Share, respectively. Through the third quarter of 2000, dividends were declared and paid on a quarterly basis. In August 2000 the Board announced that, beginning in the 2000 fourth quarter, it would no longer pay quarterly dividends and expected to reduce future dividends to $1.00 per Share, payable annually in the first quarter of each year, dependent on the Company's financial position and the regularity of its cash flows.

     The Company's Shares (symbol WTM) are listed on the New York Stock Exchange (the "NYSE"). The quarterly range of the daily closing price for Shares during 2000 and 1999 is presented below:


                                                                          2000                        1999
                                                                ------------------------    ------------------------
                                                                   HIGH          LOW          High           Low
--------------------------------------------------------------------------------------------------------------------
Quarter ended:
     December 31                                                  $319          $239         $134 1/2     $116
     September 30                                                  272  7/8      155          143           130 1/16
     June 30                                                       162           126          149           131  3/8
     March 31                                                      135 13/16     102          150           120  1/2
====================================================================================================================

ITEM 6.       SELECTED FINANCIAL DATA

     Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2000, follows:

-------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                       ------------------------------------------------------------
Millions, except per Share amounts                         2000(a)     1999(b)      1998(c)    1997         1996
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                                               $    848     $   579      $   390    $   293      $   186
Expenses                                                    493         418          311        192          164
                                                       ------------------------------------------------------------
Pretax earnings                                             355         161           79        101           22
   Income tax provision                                    (42)        (53)         (28)       (36)          (9)
                                                       ------------------------------------------------------------
Net income from continuing operations                  $    313     $   108      $    51    $    65      $    13
                                                       ============================================================
Net income from continuing operations per Share:
   Basic                                               $  53.08     $ 19.25      $  8.71    $  9.88      $  1.74
   Diluted                                             $  52.84     $ 17.66      $  7.75    $  8.93      $  1.59
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                           $  3,545      $2,049       $2,164    $ 1,156      $ 1,120
Short-term debt                                               -           4           52          2            2
Long-term debt                                               96(d)      203          186        132          133
Deferred credits                                             92         101(e)        37(f)       -            -
Shareholders' equity (g)                                  1,046         614          703        659          687

Book value per Share (h)                               $ 177.07     $103.32      $109.68    $100.08      $ 90.81
Tangible Book value per Share (h) (i)                  $ 187.65     $120.23      $115.11    $100.08      $ 90.81

-------------------------------------------------------------------------------------------------------------------
SHARE DATA:
Cash dividends paid per Share                          $   1.20     $  1.60      $  1.60    $   .80      $   .80
Ending common and equivalent Shares (000's)               5,880       5,946        6,831      6,983        7,908
===================================================================================================================

(a) Includes the acquisitions of PCA and Risk Capital as well as the gain on the Dexia Sale.
(b)  Includes gains resulting from the VGI Sale and the Mortgage Banking Sale.
(c) Includes the interim period income statement and ending balance sheet of Folksamerica which was consolidated during 1998.
(d) Reflects a significant repayment of long-term debt by Folksamerica during 2000. See Note 7.
(e) Deferred credits added during 1999 resulted from the purchase of IAG and exercises of FSA Options. See Note 1.
(f) Deferred credits added during 1998 resulted from the consolidation of Folksamerica. See Note 1.
(g) Reflects reductions in shareholders' equity resulting from significant repurchases of Shares from 1996 to 1999.
(h) As adjusted for the dilutive effects of outstanding options and warrants to acquire Shares.
(i) Book value per Share plus unamortized deferred credits less goodwill per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

CONSOLIDATED RESULTS

     White Mountains reported net income from continuing operations of $312.9 million for the year ended December 31, 2000, which compares to $108.4 million for 1999 and $51.1 million for 1998. Net income from continuing operations for 2000 and 1999 includes $385.8 million and $103.9 million, respectively, in pretax gains from sales of subsidiaries and insurance assets.

     Net income was $407.9 million for the year ended December 31, 2000, which compares to $121.0 million for 1999 and $78.5 million for 1998. Net income for 2000, 1999 and 1998 includes income from discontinued operations of $95.0 million, $12.6 million and $27.4 million, respectively.

     Comprehensive net income was $447.6 million for 2000, which compares to $3.0 million for 1999 and $69.6 million for 1998. Comprehensive net income for 2000 benefitted by unrealized gains in the fixed maturity investments of the Company's insurance and reinsurance operations. Comprehensive net income for 1999 was adversely affected by unrealized fixed maturity investment losses and an accounting write-down resulting from exercises of FSA Options. Comprehensive net income for 1998 benefitted by modest unrealized gains from both fixed maturity investments and common stocks.

     Book value per Share was $177.07 at December 31, 2000, which compares to $103.32 at December 31, 1999. Tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) was $187.65 at December 31, 2000, which compares to $120.23 at December 31, 1999. White Mountains' unamortized deferred credits and goodwill represent the remaining difference between the cost of companies acquired by White Mountains during the periods presented and the fair value of the net identifiable assets acquired.

INSURANCE OPERATIONS

REINSURANCE OPERATIONS

     Folksamerica provided a net loss of $10.5 million during 2000 versus $44.9 million of net income during 1999 and $10.0 million of net income for 1998. Folksamerica's contribution for 1998 included $4.5 million of net income as an unconsolidated insurance affiliate.

     Folksamerica's results for the three years ended December 31, 2000, 1999 and 1998 included $312.5 million, $211.0 million and $238.1 million of earned reinsurance premiums, respectively, and $275.9 million, $182.2 million and $170.3 million of losses and loss adjustment expenses, respectively. For 2000 Folksamerica's statutory combined ratio was 126.3% versus a statutory combined ratio of 122.5% and 108.0% for the comparable 1999 and 1998 periods.

     A summary of Folksamerica's 2000, 1999 and 1998 underwriting results follows. Folksamerica's underwriting results presented for 1998 reflects activity for the full calendar year which includes activity prior to Folksamerica becoming a consolidated subsidiary of White Mountains.

--------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
Dollars in millions                                                                 2000         1999        1998
--------------------------------------------------------------------------------------------------------------------
Net written premiums                                                             $ 332.6      $ 201.7     $ 212.6
                                                                                ------------------------------------
Earned premiums                                                                    312.5        211.0       238.1
Losses and loss adjustment expenses                                                270.8        182.2       170.3
Underwriting expenses                                                              120.9         81.4        92.6
                                                                                ------------------------------------
   Underwriting loss                                                             $(79.2)      $(52.6)     $(24.8)
                                                                                ====================================
Statutory combined ratios:
   Loss and loss adjustment expense                                                 88.3%        86.5%       71.5%
   Underwriting expense                                                             38.0         36.0        36.5
                                                                                ------------------------------------
          Combined                                                                 126.3%       122.5%      108.0%
====================================================================================================================

     During 2000 Folksamerica acquired Risk Capital which served to significantly increase its written and earned premiums in that year. During 1999, Folksamerica's written premium volume decreased 5% versus 1998 despite its acquisition of USF Re during mid-1999. The premium volume decrease in 1999 excluding USF Re primarily reflects increased non-renewed business due to deteriorating terms and conditions.

     Folksamerica's 2000 statutory combined ratio of 126.3% reflects the effects of $111.1 million in premiums ceded in the 2000 fourth quarter to a third party insurer coupled with prior year reserve strengthening and increased loss estimates for the current underwriting year. Prior year reserve strengthening of $22.9 million affected most of Folksamerica's segments including the portfolios acquired with USF Re and Risk Capital. In the fourth quarter of 2000 Folksamerica purchased reinsurance coverage from Imagine Re which was designed to reduce its statutory operating leverage and provide adverse development protection on the run-off of loss and unearned premium reserves acquired in the Risk Capital transaction and any additional premium reported for the 2000 underwriting year, as well as the reserves remaining from the USF Re acquisition and remaining environmental and asbestos exposures. Folksamerica holds a letter of credit and funds held as collateral for amounts due from Imagine Re.
     Folksamerica's 1999 statutory combined ratio of 122.5% included approximately $20.1 million in pretax losses associated with USF Re's loss reserves, $4.0 million of pretax property catastrophe losses and higher than anticipated asbestos and environmental losses. These significant 1999 adverse loss developments resulted primarily from business acquired through Folksamerica's prior acquisitions (mainly USF Re).

     The structure of Folksamerica's acquisitions often provides effective economic protections to offset potential post-acquisition loss development. Folksamerica's statutory combined ratios do not reflect such protections which are recorded at the holding company level. For 2000 and 1999, Folksamerica recorded $27.8 million and $20.3 million of net after tax benefits, respectively, resulting from favorable purchase structures which mitigate the impact of future adverse loss development from such acquisitions. These benefits for 2000 consisted of a $6.8 million after tax reduction in the USF Re seller note, $10.0 million of various purchase price adjustments and $11.0 million of net after tax deferred credit amortization. These benefits for 1999 consisted of a $14.0 million after tax reduction in the USF Re seller note and $6.3 million of net after tax deferred credit amortization.

     Folksamerica's 1998 statutory combined ratio of 108.0% included two property events experienced during the year (Canadian ice storms and Hurricane Georges) and higher than anticipated asbestos and environmental losses.

     As previously mentioned, Folksamerica underwrites each reinsurance contract anticipating an element of underwriting profit. The anticipated degree of underwriting profit varies by contract and is based on a variety of factors which can include some degree of float. Despite this expectation on an individual contract basis, Folksamerica's reported results for the years ended December 31, 2000, 1999 and 1998 yielded underwriting losses due to the following: (i) actual results on some accounts or classes have produced higher than anticipated loss costs (considering the highly competitive market conditions, there has been insufficient margin in profitable accounts to absorb higher loss costs produced by other accounts); (ii) higher than anticipated property catastrophe losses and (iii) continued strengthening of reserve portfolios relating to acquired companies. However, as previously mentioned, Folksamerica has various protections into its prior acquisition structures at its holding company which are designed to mitigate such losses but are not recorded in a manner that offsets Folksamerica's underwriting results.

     Since reinsurance claims settlement periods generally extend over long periods of time, Folksamerica earns significant amounts of investment income on the float generated by its reinsurance operations. When considering investment income and other comprehensive income items at the Folksamerica holding company level, the Company's reinsurance operations reported comprehensive net income of $24.2 million, $13.4 million and $54.3 million during those periods, respectively. This resulted in an after tax return on Folksamerica's equity of 9.7%, 5.7% and 20.9% for 2000, 1999 and 1998, respectively.

     The following table presents the subsequent development of the year-end reinsurance losses for the ten-year period from 1990 to 2000. Section I of the table shows the estimated liabilities that were recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss adjustment expenses ("LAE"). Section II shows the re-estimate of the liabilities made in each succeeding year. Section III shows the cumulative liabilities paid of such previously recorded liabilities. Section IV shows the cumulative deficiency representing the aggregate change in the liability from the original balance sheet dates:

------------------------------------------------------------------------------------------------------------------------------------
                                                Reinsurance Losses and Loss Adjustment Expenses (a)
                                                              Year Ended December 31,
Dollars in Millions         1990      1991     1992      1993     1994      1995     1996      1997      1998      1999      2000
------------------------------------------------------------------------------------------------------------------------------------
I. Liability for unpaid
   losses and LAE        $ 431.8   $ 506.3   $ 758.3   $ 798.4  $ 856.2   $ 981.5  $1,578.7  $1,461.3  $1,437.6  $1,210.7  $1,500.7
------------------------------------------------------------------------------------------------------------------------------------
II. Liability re-estimated
    as of:
      1 year later         466.3     543.4     804.6     850.4    928.4   1,044.3   1,599.7   1,560.9   1,435.8   1,289.8         -
      2 years later        494.3     542.9     843.0     910.3    979.3   1,074.4   1,675.5   1,532.3   1,451.0
      3 years later        489.2     567.6     882.9     951.5  1,002.4   1,090.7   1,652.6   1,526.1
      4 years later        508.0     589.2     915.6     975.5  1,015.3   1,104.3   1,646.3
      5 years later        522.9     610.2     943.0     989.7  1,029.1   1,091.1
      6 years later        539.1     623.0     956.3   1,001.2  1,020.9
      7 years later        551.3     630.6     964.6     995.9
      8 years later        559.3     637.1     962.1
      9 years later        567.1     635.7
     10 years later        566.7
------------------------------------------------------------------------------------------------------------------------------------
III. Cumulative amount of
     liability paid through:
      1 year later        113.0     136.7     244.7      263.1    253.1     273.4     396.5    343.5      382.8     128.9         -
      2 years later       179.8     202.6     400.3      406.7    411.7     435.7     632.0    597.6      511.5
      3 years later       219.8     290.9     494.2      515.4    522.5     548.1     833.9    733.3
      4 years later       286.3     343.4     572.1      593.2    600.0     655.2     971.2
      5 years later       322.5     382.1     629.4      646.5    674.2     719.4
      6 years later       352.3     415.8     668.7      706.9    713.3
      7 years later       377.4     439.1     718.7      734.1
      8 years later       394.4     468.7     738.5
      9 years later       421.1     488.4
     10 years later       439.1
------------------------------------------------------------------------------------------------------------------------------------
IV.Cumulative deficiency $134.9   $ 129.4   $ 203.8    $ 197.5  $ 164.7   $ 109.6   $  67.6   $ 64.8    $  13.4  $ 79.1  $        -
   Percent deficient         31%       26%       27%        25%      19%       11%        4%       4%         1%      7%          -
------------------------------------------------------------------------------------------------------------------------------------

(a) For the years 1990 and 1991 liabilities are shown net of reinsurance recoverable. For the years 1992 through 2000 liabilities are shown without regard to reinsurance recoverable in accordance with SFAS No. 113. The table excludes the insurance operations of VGI and IAG whose liability for unpaid losses and LAE totalled $55.6 million, $68.9 million, $88.5 million, $71.9 million and $65.4 million as of December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

     The table above has been prepared in accordance with prescribed instructions, however, management believes that this information is not indicative of Folksamerica's actual loss development history for the following reasons: (i) with respect to 1992 through 2000, the information is presented prior to considering the benefit of significant amounts of ceded reinsurance recovered and recoverable from Folksamerica's reinsurers; (ii) the information includes the complete loss development history (whether favorable or unfavorable) for companies acquired by Folksamerica for all periods presented, including periods prior to Folksamerica's acquisition of such companies; and
(iii) as previously described, the structure of Folksamerica's acquisitions often provides effective economic protections to offset potential post-acquisition loss development. In consideration of each of these factors, the table presented below is management's attempt to adjust the cumulative deficiencies presented above for the most recent five years:

-------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
Percent of deficit to carried reserves:                 1996         1997         1998         1999        2000
-------------------------------------------------------------------------------------------------------------------
Deficiency as reported                                    4%           4%           1%           7%         - %
Deficiency as adjusted for the effects described above    2%           1%           2%           2%         - %
===================================================================================================================

INSURANCE OPERATIONS

     On October 15, 1999, the Company concluded its acquisition of the IAG companies (PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of these companies was less than the fair value of their net identifiable assets at October 15, 1999, the Company recorded a $62.0 million deferred credit ($37.0 million and $57.7 million as of December 31, 2000 and 1999, respectively) that will be amortized to income over the estimated period of benefit of three years.

     For the year ended December 31, 2000, PIC, ACIC and BICC provided $5.8 million of net income which resulted principally from favorable recoveries on prior years' reinsurance at BICC. For the period from October 15, 1999 to December 31, 1999, PIC, ACIC and BICC provided a $3.6 million net loss which was due primarily to strengthening of prior year reserves at ACIC.

     On June 17, 1999, the Company completed the VGI Sale and recorded a pretax gain of $88.1 million ($53.8 million after tax) on the transaction. As part of the VGI Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections that will be settled as of December 31, 2002. During 2000 White Mountains provided $5.4 million in reserves for such adverse loss development protections.

     During 2000, Waterford provided a $1.2 million net loss which principally reflects goodwill amortization related to its purchase in 1996. For the 1999 period through the date of VGI Sale, the operations of VGI (which included Waterford) provided $3.6 million of net income which primarily represented realized investment gains during the period. For the year ended December 31, 1998 the operations of VGI (which included Waterford) contributed $5.0 million to net income.

INVESTMENT IN UNCONSOLIDATED INSURANCE AFFILIATE(S)

     MSA contributed $1.0 million to net income during the year ended December 31, 2000 versus $9.8 million for 1999 and $3.2 million for 1998. MSA's net income for 2000 was adversely impacted by significant realized losses on its investment portfolio whereas MSA's net income for 1999 benefitted by significant realized investment gains.

     During 2000 FSA provided a $3.6 million net loss for the interim period though July 5, 2000 which resulted from realized investment losses in FSA's investment portfolio and increased expenses for employee equity-based compensation programs, which rose significantly after FSA's announcement of its acquisition by Dexia. FSA contributed $15.7 million to net income during the year ended December 31, 1999 versus $9.3 million during 1998. The significant increase in FSA-related net income during 1999 resulted from increased equity in earnings resulting from the additional purchase of $50.0 million of FSA Common Stock and the exercise of FSA Options, each occurring during 1999.

INVESTMENT OPERATIONS

     Net realized gains on investments and the total net investment return from White Mountains' investment activities (excluding net unrealized investment holding gains from White Mountains' investments in unconsolidated insurance affiliates) are shown below:


--------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
Millions                                                                          2000           1999           1998
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses), before tax                              $(8.8)        $  69.6        $  71.0
--------------------------------------------------------------------------------------------------------------------

Net investment income                                                           $ 85.9        $  61.9        $  36.8
Net change in unrealized investment gains (losses) for investments held           65.1         (11.7)           25.0
                                                                             ---------------------------------------
Total net investment return, before tax                                         $151.0        $  50.2        $  61.8
====================================================================================================================

     Net realized investment losses for the year ended December 31, 2000 resulted principally from sales of fixed maturities in preparation for Folksamerica's acquisitions of PCA and Risk Capital during the first quarter of 2000. Net realized investment gains of $69.6 million for 1999 included $23.9 million of pretax gains from sales of San Juan Basin Royalty Trust units and $28.0 million of pretax gains from sales of various other common stocks and other investments in Folksamerica's operating portfolio. In addition, $9.4 million of pretax gains on sales of common stocks and fixed maturity investments were recorded in anticipation of or in connection with the VGI Sale. Net realized investment gains of $71.0 million for 1998 resulted principally from the sale of White Mountains' investment in White River Corporation.

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations and dividend income from its equity investments. The significant increase in net investment income from 1998 to 2000 is mainly attributable to White Mountains' growing portfolio of fixed maturity investments resulting from the consolidation of Folksamerica in August 1998, the 1999 acquisition of USF Re and the 2000 acquisitions of PCA and Risk Capital.

     Net unrealized gains for investments held during 2000 of $65.1 million resulted principally from unrealized gains on fixed maturity investments whereby net unrealized investment losses for investments held during 1999 of $11.7 million resulted principally from losses on fixed maturity investments. The fluctuations in net investment gains from fixed maturity investments from 1999 to 2000 principally resulted from the effects of changes in market interest rates on Folksamerica's sizable fixed income portfolio. Net unrealized gains for investments held during 1998 of $25.0 million resulted from unrealized gains on both fixed maturity investments and common stocks.

EXPENSES

     Insurance losses and loss adjustment expenses totalled $287.7 million for 2000 versus $242.3 million for 1999 and $174.8 million for 1998. During 2000, 1999 and 1998, losses and loss adjustment expenses relating to prior years developed unfavorably by $23.6 million, $31.9 million and $7.8 million, respectively. Insurance and reinsurance acquisition expenses totalled $101.1 million for 2000 versus $73.4 million for 1999 and $54.8 million for 1998. The increase in these insurance expenses from 1999 to 2000 is primarily attributable to the acquisitions of PCA and Risk Capital during 2000. The increase in these insurance expenses from 1998 to 1999 is primarily attributable to the acquisitions of USF Re and IAG during 1999.

     Compensation and benefits totalled $59.5 million for 2000 versus $67.8 million for 1999 and $51.5 million for 1998. Compensation and benefits expenses for 2000 include increased Share-based contingent compensation accruals resulting from the attainment of above-plan results as well as a significant increase in the market value of Shares during the year. The increase in compensation and benefits from 1998 to 1999 is due both to the inclusion of Folksamerica in the Company's consolidated results for the entire 1999 period and expenses incurred in connection with the Redomestication. See "Liquidity and Capital Resources".

     General expenses totalled $28.4 million for 2000 versus $19.5 million for 1999 and $15.9 million for 1998. The increase in general expenses during 2000 is primarily attributable to the acquisitions of PCA and Risk Capital as well as various contingencies and expenditures associated with certain of the Company's acquisition and disposition activities during the period. The increase in general expenses during the 1999 period are primarily attributable to both the inclusion of Folksamerica in the Company's consolidated results for the entire 1999 period and expenses incurred in connection with the Redomestication.

     Interest expense totalled $16.1 million for 2000 versus $14.7 million for 1999 and $13.7 million for 1998. The increase in interest expense from 1999 to 2000 reflects higher average levels of indebtedness at Folksamerica for the period. The increase in interest expense from 1998 to 1999 reflects higher average levels of indebtedness at Folksamerica for the period, partially offset by the repayment of $15.0 million of indebtedness in May 1999 in connection with the VGI Sale.

INCOME TAXES

     In connection with the Redomestication, the Company and certain of its subsidiaries changed their domicile to either Bermuda or Barbados (the "Offshore Companies") while certain other subsidiaries remained domiciled in the United States (the "Onshore Companies"). As a result, income earned by the Offshore Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Prior to the Redomestication, the Company filed a consolidated United States income tax return with its subsidiaries. The Onshore Companies continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States Federal income tax liability of the Onshore Companies may be higher than it otherwise would have been if part of a consolidated tax return. These factors may serve to increase or decrease White Mountains' effective tax rate for 1999 and beyond, depending on the events and circumstances occurring during such periods.

     The income tax provision related to pretax earnings for 2000, 1999 and 1998 represents an effective tax rate of 12.0%, 32.9% and 35.8%, respectively. The reduction in the effective rate for 1999 and 2000 resulted from an increase in White Mountains' non-United States net earnings to $395.9 million in 2000 versus $9.0 million in 1999.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts received for tax purposes. White Mountains recorded a deferred tax asset of $105.1 million (relating primarily to discounting of insurance loss reserves and net operating loss carryforwards) and a deferred tax liability of $2.8 million on its balance sheet as of December 31, 2000. White Mountains recorded a deferred tax asset of $52.5 million (relating primarily to discounting of insurance loss reserves) and a deferred tax liability of $37.5 million (relating primarily to unrealized investment gains) on its balance sheet as of December 31, 1999. Deferred income tax assets and liabilities are shown net in circumstances where a consolidated income tax return is filed.

     In 1991, White Mountains sold Fireman's Fund to Allianz of America, Inc. Since 1991 the Company had carried a reserve related to various outstanding tax issues involving the sale. In September 2000, the Company was informed that the Internal Revenue Service agreed with the position taken by White Mountains in its 1991 tax return. On October 19, 2000, the Company received the Technical Advice Memorandum from the Internal Revenue Service's National Office confirming this conclusion. As a result, the Company released a $95.0 million reserve during 2000 which represents a gain from discontinued insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY, INSURANCE OPERATIONS AND OTHER

     The primary sources of cash inflows for the Company are investment income, sales of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states and countries under which the Company's insurance subsidiaries are domiciled, an insurer is restricted with respect to the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

     During 1993 the Company issued $150.0 million in principal amount of medium-term notes. The Company has repurchased certain of its medium-term notes from time to time and during 2000 and 1999 repurchased $.1 million and $15.9 million in principal amount of the notes due in February 2003, respectively. At December 31, 2000 the Company had $96.3 million in principal amount of medium-term notes outstanding which had an average maturity of 2.6 years and an average yield to maturity of 7.87%.

     The Company has historically secured revolving credit agreements whereby it could borrow funds at short-term market interest rates. As of December 31, 1999 the Company could borrow up to $50.0 million under a short-term debt facility which the Company let expire in 2000. There were no borrowings outstanding under this facility at December 31, 1999.

     During 2000, 1999 and 1998 the Company repurchased 65,838 Shares for $8.3 million, 1,020,150 Shares for $139.5 million and 151,916 Shares for $19.8 million, respectively. In conformance with Bermuda law, the Company retires all Shares repurchased. During 2000 the Company declared and paid cash dividends totalling $1.20 per Share. During 1999 and 1998 the Company declared and paid cash dividends totalling $1.60 per Share. Shares repurchased and dividends paid from 1998 to 2000 represented returns of excess capital to shareholders. White Mountains had typically paid its dividends quarterly but in August 2000 announced that it would pay future dividends annually at an expected rate of $1.00 per Share.

     On July 5, 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA Common Stock to Dexia for proceeds of $620.4 million.

     In May 1999, White Mountains exercised FSA Options to acquire 666,667 shares of FSA Common Stock for $15.7 million in cash. In September 1999, White Mountains exercised FSA Options to acquire 1,893,940 shares of FSA Common Stock in exchange for White Mountains' $50.0 million investment in MediaOne preferred stock.

     During 1999 White Mountains purchased an additional 922,509 shares of the common stock of FSA at a price of $54.20 per share. The transaction was part of a private offering by FSA pursuant to which it sold a total of $140.0 million of its common stock to White Mountains, XL Capital, Ltd, The Tokio Marine and Fire Insurance Co., Ltd and an FSA management group.

     During 1999 White Mountains concluded the Mortgage Banking Sale and recorded an $11.6 million after tax gain on the sale.

     During 1999 White Mountains concluded the VGI Sale and received net proceeds of $139.0 million in cash after receiving a special dividend of assets and cash prior to the closing of $76.6 million. In connection with the VGI Sale, White Mountains repaid $15.0 million of indebtedness at VGI during 1999.

     During 1999 the Company acquired IAG for $86.7 million in cash.

     During 1999 the Company issued a total of 1,137,495 common shares to its Chairman and its key employees in satisfaction of the Chairman's warrant exercise and various employee benefit plan obligations. In order to entice the Chairman to exercise his warrants to acquire Shares early, the Company paid the Chairman $6.0 million to compensate him for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes.

     In connection with the Redomestication, White Mountains paid $104.1 million in certain compensation benefits to its current and former employees and Directors in October 1999 at an incremental after tax cost of $14.9 million. In connection with the compensation payments, White Mountains paid cash of $89.8 million (primarily to its former employees) and issued $14.3 million in Shares (primarily to its current employees, Directors and advisors). A significant portion of such compensation paid represented the acceleration of expenses that would have ordinarily been incurred in future periods which resulted in increased tax deductible expenses in 1999.

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a United States income tax liability upon the Redomestication of approximately $13.5 million.

     In September 2000 White Mountains entered into a definitive agreement with CGNU to purchase its U.S. property and casualty insurance operations, CGU. The CGU purchase agreement, which was amended on October 15, 2000 and February 20, 2001, calls for a purchase price of $2.17 billion, subject to certain adjustments, of which $260.0 million will consist of a note payable (which must be paid in eighteen months in cash or Shares valued at $245.00 per Share, at the Company's sole option). In addition, CGU will repay approximately $.5 billion of debt outstanding to its parent at closing.

     In connection with the CGU transaction, White Mountains has entered into an $875.0 million Credit Agreement (the "Credit Agreement") with Lehman Brothers Inc. ("Lehman") as well as arranging for up to $741.0 million of new equity commitments from a small group of outside investors. In connection with financing the transaction, White Mountains will contribute Folksamerica, PIC and MSA to CGU.

     Completion of the CGU acquisition is subject to, among other matters, the receipt of regulatory approvals, the completion of financing and the satisfaction of other customary conditions. The stock purchase agreement dated September 25, 2000 and subsequent amendments thereto, terms of the note payable to CGNU (as amended on February 20, 2001), terms of the various equity commitments and the Credit Agreement are contained herein as Exhibits 10(a) through 10(f), and are incorporated by reference in their entirety.

     On March 15, 2001 White Mountains commenced a cash tender offer (the "Note Offer") for its $96.3 million aggregate principal amount of outstanding medium-term notes. In conjunction with the Note Offer, noteholder consents are being solicited to effect an amendment to the indenture governing these notes, which will facilitate White Mountains' pending acquisition of CGU. The Note Offer is scheduled to expire at 5:00 p.m., New York City time on April 16, 2001, unless extended or terminated.

     The total consideration to be paid for each validly tendered and consented note due in 2003 will be based upon a fixed spread of 95 basis points over the yield to maturity on the applicable reference U.S. Treasury Note, and includes a consent payment of $30.00 per $1,000 principal amount of such notes. The total consideration to be paid for each validly tendered and consented note due 2008 will be based upon a fixed spread of 125 basis points over the yield to maturity on the applicable reference U.S. Treasury Note, and includes a consent payment of $30.00 per $1,000 principal amount of such notes. The Note Offer pricing date is expected to be April 11, 2001. Accrued and unpaid interest up to, but not including, the payment date will be paid for notes validly tendered and accepted for purchase.

     The Note Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn not less than a majority in aggregate principal amount of outstanding notes, (ii) the execution of the supplemental indenture governing the notes and (iii) the consummation of White Mountains' acquisition of CGU.


REINSURANCE OPERATIONS

     Under the insurance laws of New York an insurer is restricted with respect to the amount of dividends it may pay without prior approval by state regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by Folksamerica Reinsurance Company in the future.

     During the 2000 fourth quarter White Mountains provided $259.6 million of capital to Folksamerica through the contribution of ACIC and BICC and through the issuance of a $195.0 million inter-company note. Folksamerica subsequently contributed ACIC and $80.0 million of such cash to Folksamerica Reinsurance Company in order to provide the statutory capital needed to support its recent acquisitions of PCA and Risk Capital. The remaining $115.0 million was used by Folksamerica to repay its outstanding bank indebtedness. White Mountains intends to forgive the inter-company note at the closing of the CGU acquisition.

     As part of the Folksamerica acquisition in 1998, White Mountains agreed to repay or refinance Folksamerica's existing long-term indebtedness by utilizing a six-year revolving credit agreement whereby Folksamerica could borrow up to $120.0 million at market interest rates. This facility was repaid and terminated by Folksamerica during 2000 as described above.

     In March 2000 Folksamerica acquired PCA for $122.3 million in cash.

     In May 2000 Folksamerica acquired Risk Capital for $20.3 million in cash plus related expenses.

     In 1999 Folksamerica acquired USF Re for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which has been reduced to zero at year-end 2000 due to adverse loss development at USF Re post acquisition) with the balance paid in cash.

MARKET RISK

     White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates and other relevant market rates and prices such as prices for common equity securities. Due to White Mountains' sizable investments in fixed maturity investments and common equity securities and its use of medium-term and long-term debt financing, market risk can have a significant effect on White Mountains' consolidated financial position.

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

     The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities. Based on ratings by the NAIC, 100% of the Company's total fixed maturity portfolio at December 31, 2000 is considered to be investment grade (i.e., received a rating from the NAIC of 1 or 2).

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

--------------------------------------------------------------------------------------------------------------------
                                                                               Estimated Fair    Percentage Increase
                                      Fair Value at      Assumed Change    Value after Change          (Decrease) to
Dollars in Millions               December 31, 2000    in Interest Rate      in Interest Rate   Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Fixed maturity investments                 $1,078.6      50 bp decrease             $ 1,104.2                  1.6 %
                                                         50 bp increase               1,053.9                (1.5)
                                                        100 bp increase               1,029.8                (3.0)
                                                        200 bp increase                 983.6                (5.9)
--------------------------------------------------------------------------------------------------------------------
Fixed rate indebtedness                       $97.2      50 bp decrease             $    98.3                 (.1) %
                                                         50 bp increase                  96.2                   .1
                                                        100 bp increase                  95.1                   .2
                                                        200 bp increase                  93.0                   .4
====================================================================================================================

FOREIGN CURRENCY EXCHANGE RATES

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in a foreign currencies. Net unrealized foreign currency translation gains and losses associated with Folksamerica and BICC are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income. At December 31, 2000 and 1999, Folksamerica's and BICC's net assets denominated in foreign currency represented less than one percent of the Company's shareholders' equity, therefore, any significant change in foreign currency rates would not have a material impact on White Mountains' financial position.

EQUITY PRICE RISK

     The carrying values of White Mountains' common equity securities and a significant portion of its other investments (primarily partnership interests invested in common equity securities) are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities are subject to fluctuations which could cause the amount to be realized upon sale of the investment to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

     The table below summarizes White Mountains' equity price risks as of December 31, 2000 and shows the effects of a hypothetical 20% increase and a 20% decrease in market prices as of that date.


--------------------------------------------------------------------------------------------------------------------
                                                               Assumed         Estimated Fair    Percentage Increase
                                    Fair Value at                Price    Value after Assumed          (Decrease) to
Dollars in Millions             December 31, 2000               Change           Price Change   Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Common equity securities                   $144.8        20%  increase                $ 173.8                   2.0%
                                                         20%  decrease                $ 115.9                 (2.0)%
Other investments                          $142.9        20%  increase                $ 171.5                   2.3%
                                                         20%  decrease                $ 114.3                 (2.3)%
====================================================================================================================

OTHER MATTERS

ACCOUNTING FOR FSA OPTIONS AND FSA PREFERRED STOCK
     White Mountains accounted for its investment in FSA Common Stock on the equity method of accounting and accounted for its unexercised stock options and convertible securities to acquire FSA Common Stock at fair value. Upon the exercises of FSA Options during 1999, the Company was required to write its investments in the FSA Options exercised to their original cost in order to transition the investment from fair value accounting to equity accounting. In connection with this accounting transition, the Company reduced its after tax net unrealized gains at the time of exercise by $39.3 million and recorded a deferred credit of $14.2 million that was to be amortized to income over a five-year period. In July 2000 White Mountains sold its investments in FSA as part of the Dexia Sale which resulted in the immediate recognition of the related unamortized deferred credit balance.

RETIREMENT OF COMMON SHARES HELD IN TREASURY
     In conformance with Bermuda law, the Company retired all Shares held in its treasury at October 1999 and has retired all Shares repurchased thereafter. The retirement of treasury shares in 1999 resulted in a significant reclassification of several of the Company's various shareholders' equity accounts but did not affect total shareholders' equity.

YEAR 2000 UPDATE
     Neither White Mountains nor any of its unconsolidated insurance affiliates experienced any significant Year 2000 disruptions to its business operations. White Mountains' total pretax cost of its Year 2000 remediation, excluding its unconsolidated insurance affiliates, was approximately $3.0 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective with the 1999 audit, the Audit Committee of the Board appointed PricewaterhouseCoopers LLP ("PwC") as its independent auditors to succeed KPMG LLP ("KPMG"). PwC served as Folksamerica's independent auditors since 1981 and served as FSA's independent auditors since 1989. The Audit Committee recommended that PwC succeed KPMG as the Company's independent auditors in 1999 due to the significance of Folksamerica and FSA to the Company's financial position and results of operations. In connection with the 1998 audit, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company requested KPMG to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of this letter, dated March 25, 1999, is contained herein as Exhibit 16.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS (AS OF MARCH 26, 2001)


--------------------------------------------------------------------------------------------------------------------------
          Name                    Class                 Term Ending                 Age                Director Since
------------------------ -----------------------  ----------------------- -----------------------  -----------------------

Raymond Barrette                   III                     2003                     50                      2000
John J. "Jack" Byrne               II                      2002                     68                      1985
Patrick M. Byrne                    I                      2001                     38                      1997
Howard L. Clark, Jr.               III                     2003                     57                      1986
Robert P. Cochran                  III                     2003                     51                      1994
Steven E. Fass                      I                      2001                     55                      2000
George J. Gillespie, III           II                      2002                     70                      1986
John D. Gillespie                  II                      2002                     42                      1999
K. Thomas Kemp                      I                      2001                     60                      1994
Gordon S. Macklin                   I                      2001                     72                      1987
Frank A. Olson                     II                      2002                     68                      1996
Arthur Zankel                      III                     2003                     69                      1992
======================== =======================  ======================= =======================  =======================

     An outline of the principal occupation, business experience, recent business activities involving White Mountains and other affiliations of the Directors follows:

     MR. BARRETTE was appointed President of the Company in January 2000 and became a Director in February 2000. He joined the Company in 1997 as its Executive Vice President and Chief Financial Officer. He was formerly a consultant with Tillinghast-Towers Perrin from 1994 to 1996 and was with Fireman's Fund from 1973 to 1993. Mr. Barrette is also a director of Folksamerica, PIC, ACIC and BICC.

     MR. JACK BYRNE was re-appointed Chief Executive Officer of the Company in January 2000 after a brief retirement. He has served as Chairman of the Board of the Company since 1985 and formerly served as President and Chief Executive Officer from 1990 to 1997, and as Chief Executive Officer from 1985 to 1990. Mr. Byrne is also a director of Markel Corporation and Folksamerica.

     MR. PATRICK BYRNE has been a director of the Company since 1997. Mr. Byrne serves as President and CEO of Overstock.com, an internet shopping service. Mr. Byrne formerly served as President and CEO of Fecheimer Bros. Co. (a wholly-owned subsidiary of Berkshire Hathaway Inc.), a manufacturer of uniforms and accessories, from 1997 to 1999 and President and CEO of Centricut, LLC, a manufacturer of industrial torch consumable parts, from 1994 to 1999. In addition, since 1991, Mr. Byrne has been the managing general partner of a number of limited partnerships investing in real estate, gaming, insurance and international trade. Mr. Byrne is the son of Mr. Jack Byrne.

     MR. CLARK has been a director or advisor to the board since 1986. He is currently Vice Chairman of Lehman and was Chairman and CEO of Shearson Lehman Brothers Inc. from 1990 to 1993. Prior to joining Shearson Lehman Brothers Inc., Mr. Clark was Executive Vice President and Chief Financial Officer of American Express. He is also a director of Lehman, Maytag Corporation, H Power Corp. and Walter Industries, Inc. Lehman provided services to White Mountains during 2000. See "Item 13. Certain Relationships and Related Transactions".

     MR. COCHRAN has been a director of the Company since 1994. Mr. Cochran was a founding principal of FSA and has served FSA in various capacities since 1985. He has been President and CEO and a director of FSA since 1990 and became Chairman in 1997. He is also Chairman of Financial Security Assurance Inc. and Financial Security Assurance (U.K.) Ltd.

     MR. FASS was appointed to the Board in 2000. Mr. Fass has served as a Director, President and Chief Executive Officer of Folksamerica and its subsidiaries including Folksamerica Reinsurance Company since 1984. He joined Folksamerica as its Vice President, Treasurer and Chief Financial Officer in 1980. Mr. Fass is also a director of Esurance.

     MR. GEORGE GILLESPIE has been a director of the Company since 1986. Mr. Gillespie has been a Partner in the law firm of Cravath, Swaine & Moore ("Cravath") since 1963. He is also a director of The Washington Post Company. Cravath provided legal services to White Mountains during 2000. See "Item 13. Certain Relationships and Related Transactions". Mr. Gillespie's son, Mr. John Gillespie, is also a director of the Company.

     MR. JOHN GILLESPIE was appointed to the board in August 1999. He is the founder and Managing Partner of his own investment firm, Prospector Partners, LLC, in Hartford, Connecticut. Prior to forming Prospector Partners, Mr. Gillespie was President of the T. Rowe Price Growth Stock Fund and the New Age Media Fund, Inc. White Mountains owns limited partnership investment interests which were managed by Mr. Gillespie during 2000. See "Item 13. Certain Relationships and Related Transactions". Mr. Gillespie's father, Mr. George Gillespie, is also a director of the Company.

     MR. KEMP has served as Deputy Chairman of the Company since 2000 and has been a director since 1994. Mr. Kemp served as the Company's President and CEO from 1997 to 2000 and served as Executive Vice President from 1993 to 1997, Vice President, Treasurer and Secretary from 1991 to 1993 and was formerly a Vice President of Fireman's Fund. Mr. Kemp is also a director of MSA, Eldorado Bancshares, Inc. and Amlin plc.

     MR. MACKLIN has been a director of the Company since 1987. Mr. Macklin is currently a corporate financial advisor. Mr. Macklin formerly served as Chairman of White River Corporation, an information services company, from 1993 to 1998, as Chairman of Hambrecht and Quist Group, a venture capital and investment banking company, from 1987 until 1992, and as President of the National Association of Securities Dealers, Inc. from 1970 until 1987. He is a director of MCI Worldcom, Inc., Martek Biosciences Corporation, MedImmune Inc., Overstock.com and Spacehab, Inc., and is a trustee, director or managing general partner (as the case may be) of 47 of the investment companies in the Franklin Templeton Group of Funds.

     MR. OLSON has been a director of the Company since 1996. He serves as Chairman of The Hertz Corporation ("Hertz"). Mr. Olson served as the CEO of Hertz from 1977 to 1999 and has been with that company since 1964. He is also a director of Becton Dickinson and Company, Amerada Hess Corporation and Warnaco Group, Inc. and was formerly Chairman and CEO of Allegis Corporation and United Airlines.

     MR. ZANKEL has been a director or advisor to the board since 1992. He served as a General Partner of First Manhattan Co. from 1965 to 1999 and was Co-Managing Partner of First Manhattan from 1979 to 1997. Mr. Zankel is currently Managing Member of Zankel Capital Advisors, LLC which provided investment services to the Company during 2000. See "Item 13. Certain Relationships and Related Transactions". Mr. Zankel is also a director of Citigroup, Inc., Travelers Property Casualty Corp. and VICORP Restaurants, Inc.

EXECUTIVE OFFICERS (AS OF MARCH 26, 2001)

------------------------------------------------------------------------------------------------------------------------
Name                      Position                                                Age           Executive Officer Since
------------------------- ----------------------------------------------  --------------------  ------------------------
Raymond Barrette          President                                                50                     1997
John J. Byrne             Chairman and Chief Executive Officer                     68                     1985
Reid T. Campbell          Vice President and Director of Finance                   33                     1996
K. Thomas Kemp            Deputy Chairman                                          60                     1991
Michael S. Paquette       Senior Vice President and Controller                     37                     1993
James J. Ritchie          Chief Financial Officer of TACK Acquisition Corp.        46                     2001
David G. Staples          Vice President                                           40                     1997
========================================================================================================================

     All Executive Officers are elected by the Board for a term of one year or until their successors have been elected and have duly qualified. Information relating to Messrs. Barrette, Byrne and Kemp has been previously provided (see "Directors" above). An outline of the principal occupation and relevant business experiences of the other Executive Officers follows:

     MR. CAMPBELL was elected Vice President and Director of Finance in 1998 and previously served as Assistant Controller from 1996 to 1998 and Director of Accounting from 1995 to 1996. Mr. Campbell has been with White Mountains since 1994. Mr. Campbell is a director of PIC.

     MR. PAQUETTE was appointed Senior Vice President and Controller in 1997. Mr. Paquette previously served as Vice President and Controller since 1995 and as Vice President and Chief Accounting Officer from 1993 to 1995. Mr. Paquette has been with White Mountains since 1989.

     MR. RITCHIE was appointed Chief Financial Officer of TACK Acquisition Corp. (the intended acquisition company for the CGU transaction) on March 1, 2001. Prior to joining White Mountains in 2001, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of CIGNA Corporation's International Division. Mr. Ritchie was with CIGNA since 1986.

     MR. STAPLES was elected Vice President in 1997 and has been with White Mountains since 1996. Prior to joining White Mountains, Mr. Staples served as Vice President for Crum & Forster Holdings, Inc. from 1993 to 1996.

FILINGS UNDER SECTION 16

     Pursuant to SEC rules relating to the reporting of changes in beneficial ownership of Shares, the Company's Executive Officers, Directors and greater than 10% shareholders are believed to have filed all reports required under
Section 16 on a timely basis during 2000.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth certain information regarding the salary, incentive compensation and benefits paid by White Mountains to its Chairman and CEO, its four most highly compensated Executive Officers and one former Executive Officer (collectively, the "Named Executive Officers").

-----------------------------------------------------------------------------------------------------------------------
                                                                             Long-Term Compensation
                                 -----------------------------------   ----------------------------------
                                         Annual Compensation                  Awards            Payouts
                                 -----------------------------------   --------------------    ----------
                                                               Other
                                                              Annual   Restricted Securities                  All Other
         Name and                                            Compen-      Stock   Underlying         LTIP       Compen-
    Principal Position       Year  Salary($)     Bonus ($) sation ($)  Awards ($) Options (#)  Payouts ($) sation ($)(a)
------------------------------------------------------------------------------------------------------------------------

JACK BYRNE                   2000  $ 282,692     $ 350,000      $  0        $ 0           0           $ 0       $ 9,100
Chairman and CEO (b)

RAYMOND BARRETTE             2000    333,654      350,000          0          0       9,000             0        15,627
President                    1999    262,692    1,278,776          0          0           0     1,105,000       462,291
                             1998    250,000      217,000          0          0           0             0       294,175

DAVID G. STAPLES             2000    147,308      150,000          0          0       9,000             0         5,169
Vice President               1999    135,077    1,081,313          0          0           0       520,000        19,489
                             1998    128,769      106,000          0          0           0       399,000        15,330

REID T. CAMPBELL             2000    108,077      150,000          0          0       9,000             0         6,177
Vice President and           1999     99,077      129,918          0          0           0       520,000        14,816
  Director of Finance        1998     91,769       84,000          0          0           0       399,000        12,326

K. THOMAS KEMP               2000    182,000       75,000          0          0           0             0       129,900
Deputy Chairman              1999    400,000    1,308,809          0          0           0     2,600,000       269,490
  (former CEO)               1998    386,923      304,000          0          0           0     1,995,000       275,185

TERRY L. BAXTER              2000    156,039       80,000          0          0           0             0        66,862
Former Executive Officer (b) 1999    262,692      738,853          0          0           0     1,625,000       475,451
                             1998    247,692      180,000          0          0           0       931,000       758,588
====================================================================================================================

(a) Amounts include, when applicable, 401(k) Savings Plan matching contributions (which did not exceed $10,200 per individual), principal credited to a former non-qualified deferred compensation plan, director fees and retainers paid by companies for which White Mountains is entitled to board representation and certain other compensation. The amounts for 2000, 1999 and 1998, respectively, relating to director fees and retainers of affiliates include: $9,100, $0, and $0 for Mr. Byrne; $9,685; $22,450 and $15,475 for Mr. Barrette; $119,700, $71,650 and $75,100 for Mr. Kemp
     and $57,500, $41,342 and $21,700 for Mr. Baxter. The 1999 and 1998 amounts for Mr. Barrette also include $42,545 and $249,646, respectively, in reimbursements principally associated with a Company-sponsored relocation. The 1999 amounts for Messrs. Barrette and Baxter also include $351,917 in phantom stock awards resulting from the sale of WMSC. The 1998 amount for Mr. Baxter also includes $665,000 in incentive compensation as interim Chairman of WMSC.
(b) In January 2000 Mr. Byrne replaced Mr. Kemp as CEO of the Company and Mr. Baxter retired from full-time service. The table above reflects Messrs. Byrne and Baxter's total compensation for 2000.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table summarizes, for the Named Executive Officers, options to acquire Shares ("Options") granted during 2000.


                                              % of Total                                       Potential Realizable Value at
                                                 Options                                       Assumed Annual Rates of Stock
                    Number of Securities      Granted to   Exercise Price                    Price Appreciation for Option Term
                      Underlying Options    Employees in    of Base Price
Name                         Granted (#)     Fiscal Year           ($/Sh)    Expiration Date           5% ($)           10% ($)
--------------------------------------------------------------------------------------------------------------------------------
John J. Byrne                          0               0%          $  -                 -               $  0              $  0
Raymond Barrette                   9,000            11.1%        106.19(a)  December 2009                  0           704,567
David G. Staples                   9,000            11.1%        106.19(a)  December 2009                  0           704,567
Reid T. Campbell                   9,000            11.1%        106.19(a)  December 2009                  0           704,567
K. Thomas Kemp                         0               0%             -                 -                  0                 0
Terry L. Baxter                        0               0%             -                 -                  0                 0
================================================================================================================================

(a) Represents the closing market value of Shares on the grant date of February 28, 2000. The exercise price of the Options increases by 6% annually on a pro rata basis. Options vest 10% per year through 2009. The Options are considered to be Incentive Stock Options for income tax purposes.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table summarizes, for the Named Executive Officers, Options exercised during the Company's latest fiscal year, and the number and in-the-money value of Options outstanding as of December 31, 2000.


                                                                                As of December 31, 2000
                                                           --------------------------------------------------------------
                                                           Number of Securities Underlying   Value of Unexercised In-the-
                                                             Unexercised Options at Fiscal               Money Options at
                                                                              Year-End (#)            Fiscal Year-End ($)
                          ------------------------------   -------------------------------  -----------------------------
                          Shares Acquired         Value
                          on Exercise (#)      Realized     Exercisable      Unexercisable    Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------------------------
John J. Byrne                          0            $  0              0                  0          $  0            $  0
Raymond Barrette                       0               0            900              8,100       186,737       1,680,634
David G. Staples                       0               0            900              8,100       186,737       1,680,634
Reid T. Campbell                       0               0            900              8,100       186,737       1,680,634
K. Thomas Kemp                         0               0              0                  0             0               0
Terry L. Baxter                        0               0              0                  0             0               0
=========================================================================================================================

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     The following table summarizes the Incentive Plan awards made to the Named Executive Officers during 2000. Such awards consisted of performance shares.


                                                   Number of   Performance          Estimated Future Payouts (a)
                                                 Performance    Period for      ------------------------------------
Name                                              Shares (#)        Payout      Threshold (#) Target (#) Maximum (#)
--------------------------------------------------------------------------------------------------------------------
John J. Byrne                                         10,000        3 yrs.                0       10,000      20,000
Raymond Barrette                                      10,000        3 yrs.                0       10,000      20,000
David G. Staples                                       2,000        3 yrs.                0        2,000       4,000
Reid T. Campbell                                       2,000        3 yrs.                0        2,000       4,000
K. Thomas Kemp                                         2,000        3 yrs.                0        2,000       4,000
Terry L. Baxter                                        2,000        3 yrs.                0        2,000       4,000
====================================================================================================================


(a) Such performance shares are payable upon completion of pre-defined business goals and are payable in cash based on the market value of Shares at the time of payment or Shares. The "Target" performance for the 2000 performance share award is the attainment of a corporate annualized return on equity ("ROE") of 13% after tax. The determination of ROE is generally based on the economic value of Shares with dividends reinvested. At an ROE of 6% or less ("Threshold") the percentage of performance shares payable will be 0% and at an ROE of 25% or more ("Maximum") the percentage of performance shares payable will become 200% of Target.


OTHER COMPENSATION ARRANGEMENTS

     Pursuant to the Incentive Plan, under some circumstances such as a "Change in Control" followed by a termination without cause, constructive termination or an "Adverse Change" in the Incentive Plan, stock options will generally become fully exercisable and performance shares will become partially or fully payable. Such circumstances are more fully described in the Incentive Plan.

     The Company does not provide pension benefits to its Executive Officers under a defined benefit or actuarial plan. The Company has previously provided non-qualified pension benefits to its Executive Officers under a deferred benefit plan but did not provide such benefits during 2000.


COMPENSATION OF DIRECTORS

     Messrs. Patrick Byrne, Clark, Cochran, George Gillespie, John Gillespie, Kemp, Macklin, Olson and Zankel each received a retainer of $50,000 during 2000 and fees of $1,000 for each Board meeting and Committee meeting attended. The annual retainer relates to the twelve month period from May 2000 to May 2001. Messrs. Clark, John Gillespie and Macklin also received additional retainers of $3,000, $100,000 and $6,000 during 2000 for their roles as Chairman of the Audit Committee, Chairman of the Investment Committee and Chairman of the Compensation and Human Resources Committees, respectively. Mr. Fass was granted 9,000 Options and 2,000 performance shares during 2000 on the same terms as Options and performance shares granted to other Executive Officers. Messrs. Jack Byrne and Barrette did not receive compensation for their role as a Director during 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SHARES

     To the knowledge of the Company, there was no person or entity beneficially owning more than 5% of Shares outstanding as of March 26, 2001, except as shown below:


                                                                            Number of Shares
Name and address of beneficial owner                                       beneficially owned      Percent of Class (a)
------------------------------------------------------------------------- --------------------  -----------------------
Jack Byrne     80 South Main Street, Hanover, NH  03755 (b)                          1,182,959                    20.1%
Franklin Mutual Advisers LLC     51 JFK Parkway, Short Hills, NJ 07078 (c)             750,271                    12.8%
Alliance Asset Accumulation Plan     777 San Marin Drive, Novato, CA 94998 (d)         367,014                     6.2%
========================================================================= ====================  =======================

(a)  Represents beneficial ownership of Shares as opposed to voting power.
(b) Does not include 65,913 Shares donated to charitable foundations for which Mr. Byrne disclaims beneficial ownership, but for which his spouse retains voting power.
(c) According to filings by such holders with the SEC, the Shares beneficially owned by Franklin Mutual Advisers LLC were acquired solely for investment purposes on behalf of client investment advisory accounts of such holders.
(d) Represents Shares beneficially owned by employees of Fireman's Fund pursuant to an employee incentive savings plan. The trustee for such plan generally votes the Shares held by the plan in accordance with directions given by the participating Fireman's Fund employees to whose accounts Shares have been allocated.

BENEFICIAL STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as of March 26, 2001, beneficial ownership of Shares by each director of the Company, by each of the current Executive Officers, and by all Directors and Executive Officers as a group.


                                                                                     Number of Shares owned
                                                                         -----------------------------------------------
Directors and Executive Officers                                         Beneficially (a)(b)          Economically (c)
------------------------------------------------------------------------------------------------------------------------
Raymond Barrette                                                                29,433                       79,867
Jack Byrne (d)                                                               1,182,959                    1,207,959
Patrick M. Byrne                                                               236,008                      236,008
Reid T. Campbell                                                                 4,902                       20,502
Howard L. Clark, Jr.                                                             1,000                        1,000
Robert P. Cochran                                                                    0                            0
Steven E. Fass                                                                   4,415                       16,515
George J. Gillespie, III                                                         1,000                        1,000
John D. Gillespie                                                                1,676                        1,676
K. Thomas Kemp                                                                  81,690                      107,779
Gordon S. Macklin                                                               15,000                       15,000
Frank A. Olson                                                                   3,000                        3,000
David G. Staples                                                                 5,183                       21,283
Arthur Zankel                                                                   11,600                       11,600
All Directors and Executive Officers as a group (16 persons) (d)             1,591,189                    1,759,612
========================================================================================================================

(a) The Shares beneficially owned by Messrs Jack Byrne, Patrick Byrne, Kemp and all Directors and Executive Officers as a group represent 20.1%, 4.0%, 1.4% and 27.0% of the total Shares outstanding at March 26, 2001, respectively. All other Directors and Executive Officers beneficially owned less than 1% of the total Shares outstanding at that date. Represents beneficial ownership of Shares as opposed to voting power.
(b) Includes vested Options to acquire 900 Shares for each of Messrs. Barrette, Fass, Campbell and Staples.
(c) Incremental Shares shown as economically owned by Directors and Executive Officers represent unvested performance share awards, unvested Option awards, unvested restricted stock awards and earned phantom shares on compensation deferred.
(d) Does not include 65,913 Shares donated to charitable foundations for which Mr. Byrne disclaims beneficial ownership, but for which his spouse retains voting power.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Mr. Clark is Vice Chairman of Lehman. Lehman has, for a number of years, provided investment banking services to White Mountains. Lehman is the arranger, the administrative agent and a lender under the Credit Facility.

     Mr. George Gillespie is a Partner in Cravath. Cravath has, for many years, provided legal services to White Mountains.

     White Mountains owns a limited partnership investment interest which was managed by Mr. John Gillespie during 2000.

     White Mountains owns a limited partnership interest and an investment portfolio which was managed by Mr. Zankel during 2000.

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

b.   REPORTS ON FORM 8-K

     During the fourth quarter of 2000 the Company filed two Reports on Form 8-K. The first, dated October 19, 2000, announced that the Company amended its Stock Purchase Agreement with CGNU to purchase CGU. The second, dated October 20, 2000, announced that the Company had received a favorable tax ruling from the Internal Revenue Service regarding issues related to its 1991 sale of Fireman's Fund.

c.   EXHIBITS


-------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                                         NAME
-------------------------------------------------------------------------------------------------------------------

     2        Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on
              S-4 (No. 333-87649) dated September 23, 1999)
     3 (a)    Memorandum of Continuance of the Company (incorporated by reference herein to the Company's
              Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
     3 (b)    Bye-Laws of the Company (incorporated by reference herein to the Company's Registration Statement on S-4
              (No. 333-87649) dated September 23, 1999)
     4        Indenture dated January 1, 1993, with The First National Bank of Chicago, as trustee, pursuant to the Company's offering of $150 million of medium-term notes (incorporated by reference herein to the Company's Registration
              Statement on S-3 (No. 33-54006) dated October 30, 1992)
     10 (a)   Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU
              PLC, the Company, Tack Holding Corp. and Tack Acquisition Corp. dated as of September 24, 2000
              (incorporated by reference herein to Exhibit 99(a) of the Company's Report on Form 8-K dated September 24,
              2000)
     10 (b)   Amendment No. 1 dated October 15, 2000 to the Stock Purchase Agreement among CGU International
              Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Tack Holding Corp. and Tack
              Acquisition Corp. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(c) of the
              Company's Report on Form 8-K dated October 19, 2000)
     10 (c)   Amendment No. 2 dated February 20, 2001 to the Stock Purchase Agreement among CGU International
              Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Tack Holding Corp. and Tack
              Acquisition Corp. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(i) of the
              Company's Report on Form 8-K dated February 20, 2001)
     10 (d)   Convertible Preferred Stock Term Sheet relating to the Company's acquisition of CGU (incorporated by reference herein to Exhibit 99(e) of the Company's Report on Form 8-K dated October 19, 2000)
     10 (e)   Berkshire Hathaway Preferred Stock and Warrants Term Sheet relating to the Company's acquisition of CGU
              (incorporated by reference herein to Exhibit 99(f) of the Company's Report on Form 8-K dated October 19, 2000)
     10 (f)   $875 million Credit Agreement among TACK Holding Corp., TACK Acquisition Corp. and the Company (as
              borrowers), Lehman (as arranger) and the several lenders as parties thereto relating to the Company's acquisition of CGU dated March 16, 2001 (*)
     10 (g)   Stock Purchase and Indemnity Agreement by and among the Company and Dexia S.A. for all of the outstanding capital stock of White Mountains Holdings, Inc. and indirectly for certain of the outstanding capital stock of FSA
              (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated March 10, 2000)
     10 (h)   Asset Purchase Agreement, as of January 10, 2000, by and between Risk Capital Holdings, Inc., Risk Capital
              Reinsurance Company, Folksamerica Holding Company, Inc. and Folksamerica Reinsurance Company
              (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated January 10,
              2000)
     10 (i)   Stock Purchase Agreement as of December 30, 1999, by and among Humana Inc., Physician Corporation of
              America and Folksamerica Holding Company, Inc. (incorporated by reference herein to Exhibit 10(a) of the
              Company's Report on Form 8-K dated December 30, 1999)
     10 (j)   Amended and Restated Management Contract by and between PCA and Humana Workers Compensation
              Services, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated
              December 30, 1999)
     10 (k)   Stock Purchase Agreement by and among the Company, Consolidated International Group, Inc. and The
              Sellers Named Therein (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form
              8-K dated June 1, 1999)


-------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                                         NAME
-------------------------------------------------------------------------------------------------------------------

     10 (l)   Stock Purchase Agreement dated March 31, 1999, by and Between the Centris Group, Inc. and Folksamerica
              Holding Company, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-
              K dated June 29, 1999)
     10 (m)   Source One Asset Purchase Agreement dated March 25, 1999 between the Company, Source One and
              Citicorp Mortgage Inc. (incorporated by reference herein to Exhibit 10(p) of the Company's 1998 Annual
              Report on Form 10-K)
     10 (n)   Transition Services Agreement dated March 25, 1999 between Source One and Citicorp Mortgage,   Inc.
              (incorporated by reference herein to Exhibit 10(o) of the Company's 1998 Annual Report on Form 10-K)
     10 (o)   VGI Stock Acquisition Agreement dated February 10, 1999 between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company's 1998 Annual Report on Form 10-K)
     10 (p)   Second Amended and Restated Credit Agreement dated February 24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(a) of the Company's
              1999 Annual Report on Form 10-K)
     10 (q)   Amendment No. 1 dated March 23, 1999 to the Second Amended and Restated Credit Agreement dated February 24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(b) of the Company's 1999 Annual Report on Form 10-K)
     10 (r)   Amendment No. 2 dated July 30, 1999 to the Second Amended and Restated Credit Agreement dated February 24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(c) of the Company's 1999 Annual Report on Form 10-K)
     10 (s)   Amendment No. 3 dated October 29, 1999 to the Second Amended and Restated Credit Agreement dated February 24, 1999 among the Company, the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(d) of the Company's 1999 Annual Report on Form 10-K)
     10 (t)   Credit Agreement dated February 24, 1999 among Folksamerica Holding Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(e) of the Company's 1999 Annual Report on Form 10-K)
     10 (u)   Amendment No.1 dated June 29, 1999 to the Credit Agreement dated February 24, 1999 among Folksamerica Holding
              Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(f) of the Company's 1999 Annual Report on Form 10-K)
     10 (v)   Amendment No. 2 dated October 29, 1999 to the Credit Agreement dated February 24, 1999 among Folksamerica Holding
              Company, Inc., the Lenders (as named therein) and The First National Bank of Chicago (incorporated by reference herein to Exhibit 10(g) of the Company's 1999 Annual Report on Form 10-K)
     10 (w)   Guaranty, dated February 28, 1997, by the Company to and for the benefit of Chemical Mortgage Company (incorporated by reference herein to Exhibit 10(y) of the Company's 1996 Annual Report on Form 10-K)
     10 (x)   The Company's Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix I of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement) (**)
     11       Statement Re Computation of Per Share Earnings (***)



-------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                                         NAME
-------------------------------------------------------------------------------------------------------------------------

     16       Letter of KPMG LLP dated March 25, 1999, (incorporated by reference herein to Exhibit 16 of the Company's
              1998 Annual Report on Form 10-K)
     21       Subsidiaries of the Registrant (*)
     23 (a)   Consent of PricewaterhouseCoopers dated March 26, 2001 (*)
     23 (b)   Consent of KPMG LLP dated March 26, 2001 (*)
     23 (c)   Consent of PricewaterhouseCoopers LLP dated March 26, 2001 relating to Folksamerica and FSA (*)
     24       Powers of Attorney (*)
     99 (a)   Report of PricewaterhouseCoopers LLP dated February 2, 1999 relating to Folksamerica (incorporated by reference herein to Exhibit 99(a) of the Company's 1998 Annual
              Report on Form 10-K)
     99 (b)   The Consolidated Financial Statements of FSA and the related Report of Independent Accountants as of
              December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 (incorporated by reference herein to Exhibit 99(b) of the Company's 1999 Annual Report on Form 10-K)
-------------------------------------------------------------------------------------------------------------------

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

                                       WHITE MOUNTAINS INSURANCE GROUP, LTD.
   Date:   March 26, 2001              By:  /s/ MICHAEL S. PAQUETTE
                                            Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURE                                            TITLE                                DATE

            /s/ RAYMOND BARRETTE                       President and Director                         March 26, 2001
------------------------------------------------       (Principal Financial Officer)
                Raymond Barrette

            /s/  JOHN J. BYRNE                         Chairman and Chief Executive Officer           March 26, 2001
------------------------------------------------       (Principal Executive Officer)
                 John J. Byrne

               PATRICK M. BYRNE*                       Director                                       March 26, 2001
------------------------------------------------
                Patrick M. Byrne

             HOWARD L. CLARK, JR.*                     Director                                       March 26, 2001
------------------------------------------------
              Howard L. Clark, Jr.

               ROBERT P. COCHRAN*                      Director                                       March 26, 2001
------------------------------------------------
               Robert P. Cochran

                STEVEN E. FASS*                        Director                                       March 26, 2001
------------------------------------------------
                 Steven E. Fass

           GEORGE J. GILLESPIE, III*                   Director                                       March 26, 2001
------------------------------------------------
            George J. Gillespie, III

               JOHN D. GILLESPIE*                      Director                                       March 26, 2001
------------------------------------------------
               John D. Gillespie

            /s/ K. THOMAS KEMP                         Director                                       March 26, 2001
------------------------------------------------
                 K. Thomas Kemp

               GORDON S. MACKLIN*                      Director                                       March 26, 2001
------------------------------------------------
               Gordon S. Macklin

                FRANK A. OLSON*                        Director                                       March 26, 2001
------------------------------------------------
                 Frank A. Olson

          /s/ MICHAEL S. PAQUETTE                      Senior Vice President and Controller           March 26, 2001
------------------------------------------------       (Principal Accounting Officer)
              Michael S. Paquette

                 ARTHUR ZANKEL*                        Director                                       March 26, 2001
------------------------------------------------
                 Arthur Zankel

*By:         /s/ K. THOMAS KEMP
-----------------------------------------------------
       K. Thomas Kemp, Attorney-in-Fact


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


-------------------------------------------------------------------------------------------------------------------
                                                                                                            Form
                                                                                                            10-K
                                                                                                         page(s)
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 2000 and 1999.........................................      F-1
Consolidated statements of income and comprehensive income for each of the years ended
     December 31, 2000, 1999 and 1998................................................................      F-2
Consolidated statements of shareholders' equity for each of the years ended
     December 31, 2000, 1999 and 1998................................................................      F-3
Consolidated statements of cash flows for each of the years ended
     December 31, 2000, 1999 and 1998................................................................      F-4
Notes to consolidated financial statements...........................................................      F-5

OTHER FINANCIAL INFORMATION:
Report on management's responsibilities..............................................................     F-30
Reports of independent accountants...................................................................     F-31
Selected quarterly financial data (unaudited)........................................................     F-33

FINANCIAL STATEMENT SCHEDULES:
  I.   Summary of investments other than investments in related parties.............................      FS-1
  II.  Condensed financial information of the Registrant.............................................     FS-2
 III.  Supplementary insurance information...........................................................     FS-4
 IV.  Reinsurance....................................................................................     FS-5
 V.   Valuation and qualifying accounts..............................................................     FS-6
 VI.  Supplemental information concerning property and casualty insurance underwriters...............     FS-7
-------------------------------------------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
                                                                                        -----------------------------
Dollars in millions                                                                           2000               1999
---------------------------------------------------------------------------------------------------------------------

ASSETS
Fixed maturity investments, at fair value (cost $1,063.0 and $957.9)                     $ 1,078.6          $   924.5
Common equity securities, at fair value (cost $127.5 and $100.4)                             144.8              108.4
Short-term investments, at amortized cost (which approximated fair value)                    735.9              117.5
Other investments (cost $117.3 and $59.1)                                                    142.9               68.3
                                                                                        -----------------------------
     Total investments                                                                     2,102.2            1,218.7
Cash                                                                                           4.4                3.9
Reinsurance recoverable on paid and unpaid losses                                            777.2              193.7
Investment in unconsolidated insurance affiliate(s)                                          130.6              422.6
Insurance and reinsurance balances receivable                                                105.7               49.8
Deferred tax asset                                                                           105.1               52.5
Deferred acquisition costs                                                                    27.2               22.2
Goodwill                                                                                      25.4                3.6
Investment income accrued                                                                     20.1               15.0
Other assets                                                                                 231.1               50.8
Net assets of discontinued mortgage banking operations                                        16.2               16.3
                                                                                        -----------------------------
     Total assets                                                                        $ 3,545.2          $ 2,049.1
=====================================================================================================================
LIABILITIES
Loss and loss adjustment expense reserves                                                $ 1,556.3          $   851.0
Funds held under reinsurance treaties                                                        420.0               31.4
Unearned insurance and reinsurance premiums                                                  182.0               92.1
Short-term debt                                                                                  -                4.0
Long-term debt                                                                                96.0              202.8
Deferred credits                                                                              92.2              100.6
Accounts payable and other liabilities                                                       152.2              152.9
                                                                                        -----------------------------
     Total liabilities                                                                     2,498.7            1,434.8
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common Shares at $1 par per Share- authorized 50,000,000 Shares,
  issued and outstanding 5,880,115 and 5,945,953 Shares                                        5.9                5.9
Paid-in surplus                                                                               66.2               67.0
Retained earnings                                                                            927.5              534.2
Accumulated other comprehensive income, after tax                                             46.9                7.2
                                                                                        -----------------------------
     Total shareholders' equity                                                            1,046.5              614.3
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                          $ 3,545.2          $ 2,049.1
=====================================================================================================================


See Notes to Consolidated Financial Statements including Note 16 for Commitments and Contingencies.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                         Year Ended December 31,
                                                                               --------------------------------------
Millions, except per Share amounts                                                 2000            1999          1998
---------------------------------------------------------------------------------------------------------------------

REVENUES:
  Gains on sales of subsidiaries and insurance assets                           $ 385.8        $  103.9      $      -
  Earned insurance and reinsurance premiums                                       334.4           283.2         246.0
  Net investment income                                                            85.9            61.9          36.8
  Amortization of deferred credits and other benefits                              41.4            25.8           2.7
  Earnings (losses) from unconsolidated insurance affiliates                      (2.6)            31.1          24.3
  Net realized gains (losses) on sales of investments and other assets            (8.4)            69.6          71.0
  Other revenue                                                                    11.7             3.7           9.5
                                                                               --------------------------------------
       Total revenues                                                             848.2           579.2         390.3
---------------------------------------------------------------------------------------------------------------------
EXPENSES:
  Losses and loss adjustment expenses                                             287.7           242.3         174.8
  Insurance and reinsurance acquisition expenses                                  101.1            73.4          54.8
  Compensation and benefits                                                        59.5            67.8          51.5
  General expenses                                                                 28.4            19.5          15.9
  Interest expense                                                                 16.1            14.7          13.7
                                                                               --------------------------------------
       Total expenses                                                             492.8           417.7         310.7
---------------------------------------------------------------------------------------------------------------------
PRETAX EARNINGS                                                                   355.4           161.5          79.6
  Tax provision                                                                  (42.5)          (53.1)        (28.5)
                                                                               --------------------------------------
NET INCOME FROM CONTINUING OPERATIONS                                             312.9           108.4          51.1

DISCONTINUED OPERATIONS, AFTER TAX:
  Gains from discontinued operations                                               95.0            11.6             -
  Net income from discontinued operations                                             -             1.0          27.4
                                                                               --------------------------------------
NET INCOME                                                                        407.9           121.0          78.5
                                                                               ======================================

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS ARISING DURING THE YEAR, AFTER TAX:
  Net change in unrealized gains for investments held                              56.3          (73.7)          38.1
  Net change in foreign currency translation                                       (.7)              .9          (.9)
  Recognition of net unrealized gains for investments sold                       (15.9)          (45.2)        (46.1)
                                                                               --------------------------------------
COMPREHENSIVE NET INCOME                                                        $ 447.6        $    3.0      $   69.6
-------------------------------------------------------------------------------======================================
BASIC EARNINGS PER SHARE:
     Net income from continuing operations                                      $ 53.08        $  19.25      $   8.71
     Net income                                                                   69.19           21.50         13.38
     Comprehensive net income                                                     75.93             .54         11.87
DILUTED EARNINGS PER SHARE:
     Net income from continuing operations                                      $ 52.84        $  17.66      $   7.75
     Net income                                                                   68.89           19.73         11.94
     Comprehensive net income                                                     75.60             .39         10.58
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                            Common                                   Net      Foreign
                                                        Shares and                   Common   unrealized     currency
                                                           paid-in     Retained   Shares in   investment  translation
Millions                                          Total    surplus     earnings    treasury        gains   adjustment
---------------------------------------------------------------------------------------------------------------------

Balances at January 1, 1998                    $   658.9     $386.9    $1,008.9     $(871.0)      $134.1          $ -
---------------------------------------------------------------------------------------------------------------------

Net income                                         78.5           -        78.5            -           -            -
Dividends to shareholders                         (9.4)           -       (9.4)            -           -            -
Shares repurchased and retired                   (19.8)       (1.8)      (18.0)            -           -            -
Change in net unrealized investment
  gains and losses and other, after tax           (8.9)           -           -            -       (8.0)         (.9)
Other                                               3.2           -         3.2            -           -            -
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     702.5       385.1     1,063.2      (871.0)       126.1         (.9)
---------------------------------------------------------------------------------------------------------------------

Net income                                        121.0           -       121.0            -           -            -
Dividends to shareholders                         (8.8)           -       (8.8)            -           -            -
Issuances of Shares                                57.1           -      (58.8)        115.9           -            -
Shares repurchased and retired                  (139.5)     (312.2)     (582.4)        755.1           -            -
Change in net unrealized investment
  gains and losses and other, after tax         (118.0)           -           -            -     (118.9)           .9
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                     614.3        72.9       534.2            -         7.2            -
---------------------------------------------------------------------------------------------------------------------

Net income                                        407.9           -       407.9            -           -            -
Dividends to shareholders                         (7.1)           -       (7.1)            -           -            -
Shares repurchased and retired                    (8.3)        (.8)       (7.5)            -           -            -
Change in net unrealized investment
  gains and losses and other, after tax            39.7           -           -            -        40.4         (.7)
---------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                  $1,046.5     $  72.1   $   927.5    $       -      $ 47.6        $(.7)
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Year Ended December 31,
                                                                              ---------------------------------------
Millions                                                                           2000          1999            1998
---------------------------------------------------------------------------------------------------------------------

Net income from continuing operations                                         $   312.9       $ 108.4        $   51.1
Reconciliation of net income to cash flows from operating activities:
     Gains on sales of subsidiaries and other insurance assets                  (385.8)        (88.1)               -
     Undistributed loss (earnings) from unconsolidated insurance affiliates         2.6        (29.0)          (19.1)
     Net realized losses (gains) on sales of investments and other assets           8.4        (85.4)          (71.0)
     Amortization of deferred credits and other benefits                         (41.4)        (25.8)           (2.7)
     Decrease (increase) in reinsurance recoverable                             (367.2)           5.7           (2.7)
     Net increase in funds held and insurance and reinsurance premiums receivable 432.8          28.9             2.3
     (Decrease) increase in insurance loss and loss adjustment expense reserves  (72.4)        (69.2)            13.7
     Net change in current and deferred income taxes receivable and payable      (12.6)          55.6           (7.1)
     Net change in other liabilities                                               31.6        (111.3)           11.8
     Net change in other assets                                                  (33.0)           7.4            25.1
     Other, net                                                                    10.1         (5.5)           (5.3)
                                                                              ---------------------------------------
Net cash used for operating activities                                          (114.0)        (208.3)          (3.9)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net (increase) decrease in short-term investments                          (614.6)          75.5           147.1
     Sales of common equity securities and other investments                      204.0         256.4           137.5
     Sales of fixed maturity investments                                          315.1         237.7           116.7
     Maturities of fixed maturity investments                                      63.0          36.0            16.1
     Purchases of common equity securities and other investments                (205.6)        (71.1)          (56.1)
     Purchases of fixed maturity investments                                    (159.0)        (89.4)         (122.7)
     Purchases of consolidated and unconsolidated affiliates                       60.1        (234.3)        (237.8)
     Proceeds from sales of consolidated and unconsolidated affiliates            570.4         144.5               -
     Net sales (purchases) of fixed assets                                          1.0         (1.0)           (1.1)
                                                                              ---------------------------------------
Net cash provided from (used for) investing activities                            234.4         354.3            (.3)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net (decrease) increase of short-term debt                                   (4.0)        (51.6)            (.4)
     Issuances of long-term debt                                                   15.0         100.0            50.0
     Repayments of long-term debt                                               (115.0)        (86.4)           (1.1)
     Shares repurchased and retired                                               (8.8)        (139.4)         (19.5)
     Proceeds from exercises of warrants and options to acquire Shares                -          21.7               -
     Cash dividends paid to common shareholders                                   (7.1)         (8.8)           (9.4)
                                                                               --------------------------------------
Net cash (used for) provided from financing activities                          (119.9)        (164.5)           19.6
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash during year                                          .5        (18.5)            15.4
Cash balance at beginning of year                                                   3.9          22.4             7.0
                                                                              ---------------------------------------
Cash balance at end of year                                                   $     4.4       $   3.9        $   22.4
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company's consolidated operating subsidiaries at December 31, 2000 principally consisted of Folksamerica, PIC, ACIC, BICC and Waterford. The Company's unconsolidated affiliate at December 31, 2000 consisted of MSA. All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation, including the segregation of mortgage banking net assets and mortgage banking net income as discontinued operations which relates to a decision made by the Company during 1999 to exit from the mortgage banking business. See Note 2.

     White Mountains has completed numerous significant transactions during the periods presented herein that have affected the comparability of the financial statement information presented herein.

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

     Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2000 and 1999.

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

     Losses and loss adjustment expenses are charged against income as incurred. Unpaid insurance losses and loss adjustment expenses are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and loss adjustment expenses are based primarily on reports received from ceding companies. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

     Due to the nature of the policies written by White Mountains' insurance and reinsurance subsidiaries and the existence of reinsurance, the Company's exposure to liabilities related to damage or injury from environmental pollution or from asbestos injury claims arising out of product or general liability coverage is limited. White Mountains' insurance and reinsurance subsidiaries have estimated environmental and asbestos loss and loss adjustment expense liabilities based upon several factors including facts surrounding reported cases (such as policy limits and deductibles), current law, past and projected claim activity and past settlement values for similar claims. The Company's reserves for environmental and asbestos losses at December 31, 2000 represent management's best estimate of the Company's ultimate liability based on information currently available. However, as case law expands, White Mountains may be subject to environmental and asbestos loss and loss adjustment expense liabilities beyond that intended by policy coverage. Furthermore, in the event that current case law is expanded to include claims not contemplated in the establishment of White Mountains' recorded environmental and asbestos loss and loss adjustment expense reserves, the Company believes that it is unlikely that these claims will have a material adverse effect on its financial condition or liquidity. Nonetheless, due to the expansion of coverage and liability allowed under case law in the past and the possibilities of similar interpretations in the future, additional increases in environmental and asbestos loss reserves may emerge which would adversely affect the Company's financial position. Loss reserve additions arising from such future unfavorable case law interpretations cannot be reasonably estimated at the present time.

     White Mountains' insurance and reinsurance subsidiaries enter into reinsurance contracts from time to time to protect their businesses from losses due to poor risk diversification, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. To a lesser extent, White Mountains has entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk retained by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the capacity to underwrite risks changes. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.

     Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves (e.g., prepaid reinsurance premiums) have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Fund held under reinsurance treaties represent contractual payments due to the reinsurer that White Mountains has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

DEFERRED CREDITS AND GOODWILL

     As of December 31, 2000 and 1999, White Mountains had deferred credits of $92.2 million and $100.6 million, respectively and goodwill of $25.4 million and $3.6 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

     In May 2000 White Mountains completed its acquisition of the reinsurance operations of Risk Capital for $20.3 million in cash plus related expenses. Because the cost of Risk Capital was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million in goodwill at acquisition ($23.3 million at December 31, 2000) which is being amortized to income over the estimated period of benefit of ten years.

     In March 2000 White Mountains acquired PCA for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition ($33.0 million at December 31, 2000) which is being amortized to income over the estimated period of benefit of six years.

     In October 1999 White Mountains acquired IAG (which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring PIC, ACIC and BICC was less than the value of their net identifiable assets, the Company recorded a $62.0 million deferred credit at acquisition ($37.0 million and $57.7 million at December 31, 2000 and 1999, respectively) which is being amortized to income over the estimated period of benefit of three years.

     During 1999 White Mountains exercised its FSA Options and acquired 2,560,607 shares of FSA Common Stock. Because the cost of White Mountains' investment in FSA Common Stock (resulting from the exercise of the FSA Options) was less than the incremental portion of FSA's net identifiable assets it acquired at the date of exercise, White Mountains recorded a $14.2 million deferred credit upon exercise ($13.0 million at December 31, 1999) that was being amortized to income ratably over the estimated period of benefit of five years. In July 2000 White Mountains sold its investments in FSA as part of the Dexia Sale which resulted in the immediate recognition of the related unamortized deferred credit balance.

     In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($22.2 million and $29.9 million at December 31, 2000 and 1999, respectively) which is being amortized to income ratably over the estimated period of benefit of five years.

FEDERAL AND FOREIGN INCOME AND WITHHOLDING TAXES

     As a result of the Redomestication, income earned by the Offshore Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Onshore Companies continue to be subject to United States income taxes. Prior to the Redomestication, the Company filed a consolidated United States Federal income tax return with its subsidiaries. The Onshore Companies continue to file United States tax returns but may no longer do so on a group- wide consolidated basis. As a result, the aggregate United States income tax liability of the Onshore Companies may be higher than it otherwise would have been if part of a consolidated tax return.

     The Company is no longer subject to United States income taxes on its direct earnings. The Company's Barbados subsidiaries are generally subject to a 5% United States withholding tax on dividends received from its subsidiaries as well as a 1% Barbados income tax on taxable earnings (which include dividends received from its subsidiaries). These taxes are recorded in addition to United States income taxes accrued by its Onshore Companies.

     With regard to the Onshore Companies, deferred tax assets and liabilities are recorded when a difference between an asset or liability's financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes". The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

FOREIGN CURRENCY TRANSLATION

     Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in foreign currencies. Net unrealized foreign currency translation gains and losses associated with Folksamerica and BICC are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these operations due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income.

ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

     Effective January 1, 2001, Folksamerica Reinsurance Company, PIC and ACIC are required to adopt new regulations implementing a codification of statutory accounting principles for insurers. The purpose of the codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by state law.

     Codification will not serve to materially change the aggregate policyholders' surplus of the Company's reinsurance and insurance operations as of December 31, 2000. However, New York (Folksamerica Reinsurance Company's state of domicile), has not yet adopted certain codification standards adopted by other states that conflict with New York law, particularly those standards relating to deferred taxes and goodwill. If New York were to adopt all proposed codification provisions, codification would serve to increase the aggregate policyholders' surplus of the Company's reinsurance and insurance operations as of December 31, 2000.

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

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. White Mountains has recently completed its evaluation of the impact of the adoption of SFAS 133 and has determined that SFAS No. 133 will not have a material impact on White Mountains' financial position or results of operations.

     In March 1998, the AICPA issued SOP 98-1 entitled "Accounting For the Cost of Computer Software Developed or Obtained for Internal Use" which requires the capitalization of certain prospective costs in connection with developing or obtaining software for current use. The adoption of SOP 98-1 did not have a material impact on White Mountains' financial position or results of operations.

ACCOUNTING STANDARD RECENTLY PROPOSED

     In February 2001 the FASB issued an exposure draft entitled "Business Combinations and Intangible Assets - Accounting for Goodwill". This exposure draft proposes, among other things, the prospective elimination of the pooling method of accounting for business combinations and sets forth new standards concerning accounting for deferred credits, goodwill and other intangible assets arising from such activities.

     With respect to deferred credits, the proposal calls for the immediate recognition of all existing and prospective deferred credits through the income statement as an extraordinary gain. With respect to goodwill, the proposed exposure draft would require companies to amortize its existing and prospective goodwill when the asset is deemed to have been impaired rather than systematically over a perceived period of benefit.

     The exposure draft, in its current form, would be effective for interim and annual periods beginning after a final accounting standard is issued. As of December 31, 2000 and 1999, White Mountains had deferred credits of $92.2 million and $100.6 million, respectively and goodwill of $25.4 million and $3.6 million, respectively.


EARNINGS PER SHARE

     Basic earnings per Share amounts are based on the weighted average number of Shares outstanding. Diluted earnings per Share amounts are based on the weighted average number of Shares and the net effect of potential dilutive Shares outstanding. In 1999 and 1998 net income is reduced by an amount deemed to be reflective of the dilution to FSA's reported net income caused by its investment in FSA Preferred Stock. The following table outlines the Company's computation of earnings per Share for the years ended December 31, 2000, 1999 and 1998:



                                                                                        Year Ended December 31,
                                                                                -------------------------------------
                                                                                    2000           1999          1998
---------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income                                                                        $407.9        $ 121.0       $  78.5
                                                                                =====================================
Net income from continuing operations                                             $312.9        $ 108.4       $  51.1
                                                                                =====================================
Comprehensive net income                                                          $447.6        $   3.0       $  69.6
--------------------------------------------------------------------------------=====================================

DILUTED EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income                                                                        $407.9        $ 121.0       $  78.5
   Dilution to earnings resulting from FSA Preferred Stock                             -           (.6)          (.4)
                                                                                -------------------------------------
Diluted net income                                                                $407.9        $ 120.4       $  78.1
                                                                                =====================================
Diluted net income from continuing operations                                     $312.9        $ 107.8       $  50.7
                                                                                =====================================
Diluted comprehensive net income                                                  $447.6        $   2.4       $  69.2
--------------------------------------------------------------------------------=====================================

EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per Share denominator (average Shares outstanding)                  5,895          5,630         5,866
   Average outstanding dilutive options and warrants to acquire Shares (a)            26            472           669
                                                                                -------------------------------------
Diluted earnings per Share denominator                                             5,921          6,102         6,535
--------------------------------------------------------------------------------=====================================

BASIC EARNINGS PER SHARE (IN DOLLARS):
Net income                                                                        $69.19        $ 21.50       $ 13.38
                                                                                =====================================
Net income from continuing operations                                             $53.08        $ 19.25       $  8.71
                                                                                =====================================
Comprehensive net income                                                          $75.93        $   .54       $ 11.87
--------------------------------------------------------------------------------=====================================

DILUTED EARNINGS PER SHARE (IN DOLLARS):
Net income                                                                        $68.89        $ 19.73       $ 11.94
                                                                                =====================================
Net income from continuing operations                                             $52.84        $ 17.66       $  7.75
                                                                                =====================================
Comprehensive net income                                                          $75.60        $   .39       $ 10.58
=====================================================================================================================

(a) See Note 10 for detailed information concerning outstanding dilutive options and warrants to acquire Shares.

NOTE 2.  DISCONTINUED OPERATIONS


FORMER INSURANCE OPERATIONS.

     In 1991, White Mountains sold Fireman's Fund to Allianz of America, Inc. Since 1991 the Company had carried a reserve related to various outstanding tax issues involving the sale. In September 2000, the Company was informed that the Internal Revenue Service agreed with the position taken by White Mountains in its 1991 tax return and, on October 19, 2000, the Company received the Technical Advice Memorandum from the Internal Revenue Service's National Office confirming this conclusion. As a result, the Company released a $95.0 million reserve during 2000 to income which is presented as a gain from discontinued insurance operations.


MORTGAGE BANKING OPERATIONS

     On May 1, 1999, White Mountains concluded the Mortgage Banking Sale which encompassed substantially all the mortgage banking assets of WMSC and received net proceeds totalling $180.6 million. Mortgage banking assets and liabilities that were not part of the Citibank sale principally included WMSC's investments in derivative instruments (which were fully liquidated in 1999), various residual mortgage assets and preferred stock, each of which were substantially liquidated during 1999. White Mountains recorded a $17.9 million pretax ($11.6 million after tax) gain on the sale of its mortgage banking net assets (which is net of anticipated future liabilities) during 1999. As a result of White Mountains' decision to dispose of its net mortgage banking assets, these activities are shown as discontinued operations herein.

     Net cash provided from (used for) discontinued mortgage banking operations totalled $(.1) million, $(16.4) million and $13.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Summary condensed financial results of discontinued mortgage banking operations follow:



                       CONDENSED STATEMENTS OF NET ASSETS

                                                                                                     December 31,
Millions                                                                                         2000            1999
---------------------------------------------------------------------------------------------------------------------

ASSETS:
------
     Cash and investments                                                                     $  17.7       $    13.8
     Residual mortgage assets, net                                                                7.6            26.9
     Other assets                                                                                10.4            17.8
                                                                                             ------------------------
         Total assets                                                                         $  35.7       $    58.5
                                                                                             ------------------------

LIABILITIES:
-----------
     Accounts payable and other liabilities                                                   $  19.5       $    42.2
                                                                                             ------------------------

     Net assets of discontinued mortgage banking operations                                   $  16.2       $    16.3
=====================================================================================================================

                         CONDENSED STATEMENTS OF INCOME



                                                                                        Year Ended December 31,
Millions                                                                          2000             1999          1998
---------------------------------------------------------------------------------------------------------------------

REVENUES:
     Net investment income and investment gains                                  $ 4.2          $  27.9       $  81.6
     Net gain on sales of mortgages                                                  -             25.4          86.8
     Net mortgage servicing revenue                                                  -             10.9          43.3
     Other mortgage operations revenue                                               -             12.0          47.1
                                                                               --------------------------------------
         Total revenues                                                            4.2             76.2         258.8
                                                                               --------------------------------------

EXPENSES:
     Compensation and benefits                                                       -             28.5          78.7
     Interest expense                                                                -             24.5          70.2
     General expenses                                                              4.2             19.3          59.5
                                                                               --------------------------------------
         Total expenses                                                            4.2             72.3         208.4
                                                                               --------------------------------------
     Pretax earnings                                                                 -              3.9          50.4
         Income tax provision                                                        -            (1.7)        (19.3)
                                                                               --------------------------------------
     Net income before preferred stock dividends                                     -              2.2          31.1
         Preferred stock dividends                                                   -            (1.2)         (3.7)
                                                                               --------------------------------------
     Net income from discontinued mortgage banking operations                    $   -          $   1.0       $  27.4
=====================================================================================================================


NOTE 3.  REINSURANCE OPERATIONS

     On August 18, 1998, White Mountains acquired all of the outstanding Folksamerica Common Stock for $169.1 million thereby causing Folksamerica to become a consolidated subsidiary of White Mountains as of that date. Prior to that date, White Mountains owned a 50% non-consolidated economic interest in Folksamerica.

     Supplemental condensed unaudited pro forma financial information for the year ended December 31, 1998, which assumes that White Mountains' acquisition of Folksamerica had occurred as of January 1, 1998, follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)

                                                                                                      Pro Forma
                                                                                                     Year Ended
Millions, except per Share amounts                                                                December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                          $ 576.3

Net income from continuing operations                                                                   $  95.0

Comprehensive net income                                                                                $  95.8

BASIC EARNINGS PER SHARE:
  Net income                                                                                            $ 16.19
  Comprehensive net income                                                                              $ 16.33

DILUTED EARNINGS PER SHARE:
  Net income                                                                                            $ 14.46
  Comprehensive net income                                                                              $ 14.59
---------------------------------------------------------------------------------------------------------------------

     The unaudited pro forma information presented does not purport to represent what White Mountains' results of operations actually would have been had White Mountains acquired all the outstanding capital stock of Folksamerica as of January 1, 1998, or to project White Mountains' results of operations for any future date or period.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes White Mountains' loss and loss adjustment expense reserve activity relating to Folksamerica for the years ended December 31, 2000 and 1999 and the interim period from August 18, 1998 to December 31, 1998:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                                 Period Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                     2000           1999         1998
                                                                            -----------------------------------------
Gross beginning balance                                                          $  782.1       $  723.2     $  726.1
    Less beginning reinsurance recoverable on unpaid losses                       (136.2)        (129.0)      (124.1)
                                                                            -----------------------------------------
Net loss and loss adjustment expense reserves                                       645.9          594.2        602.0

Loss and loss adjustment expense reserves acquired - USF Re (1)                         -          106.5            -
Loss and loss adjustment expense reserves acquired - PCA (1)                        253.8              -            -
Loss and loss adjustment expense reserves acquired - Risk Capital (1)               312.6              -            -
Loss and loss adjustment expense reserves transferred and assumed (2)             (270.2)              -            -

Losses and loss adjustment expenses incurred relating to:
    Current year losses                                                             247.9          152.9         58.6
    Prior year losses                                                                22.9           29.3          1.1
                                                                            -----------------------------------------
Total incurred losses and loss adjustment expenses                                  270.8          182.2         59.7

Loss and loss adjustment expenses paid relating to:
    Current year losses                                                            (16.0)         (55.4)       (13.0)
    Prior year losses                                                             (399.0)        (181.6)       (54.5)
                                                                            -----------------------------------------
Total loss and loss adjustment expense payments                                   (415.0)        (237.0)       (67.5)

Net ending balance                                                                  797.9          645.9        594.2
    Plus ending reinsurance recoverable on unpaid losses                            702.8          136.2        129.0
                                                                            -----------------------------------------
Gross ending balance                                                             $1,500.7       $  782.1     $  723.2
=====================================================================================================================


(1) Reinsurance recoverables on unpaid losses acquired in the Risk Capital, PCA and USF Re acquisitions were $59.1 million, $153.3 million and $21.8 million, respectively.

(2) Includes $270.6 million of loss reserves ceded to Imagine Re during 2000. See Note 6.

     Prior year reserve strengthening of $22.9 million affected most of Folksamerica's segments including the portfolios acquired with USF Re and Risk Capital.

     During 1999 Folksamerica acquired USF Re. Significant assets and liabilities acquired through USF Re included $204.1 million of cash and investments and $106.5 million of net loss and loss adjustment expense reserves. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which could be reduced by adverse loss development at USF Re post acquisition). Incurred losses for the years ended December 31, 2000 and 1999 related to prior accident years include adverse loss development on USF Re acquired reserves which resulted in a reduction of the USF Re seller note of $6.8 million and $14.0 million during those periods, respectively.

     On March 31, 2000, Folksamerica acquired PCA. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments and $253.8 million of net loss and loss adjustment expense reserves.

     On May 5, 2000, Folksamerica acquired the reinsurance operations of Risk Capital. Significant assets and liabilities acquired through the Risk Capital transaction included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.6 million of net loss and loss adjustment expense reserves and $82.0 million of net unearned reinsurance premiums. In addition, the Risk Capital acquisition provided White Mountains with two specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

ASBESTOS AND ENVIRONMENTAL LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes Folksamerica's reported environmental and asbestos loss and loss adjustment expense reserve activities gross and net of reinsurance for the years ended December 31, 2000, 1999 and 1998:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                Period Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                            2000                   1999                  1998
                                                   ------------------------------------------------------------------
                                                      Gross        Net       Gross        Net      Gross        Net
                                                   ------------------------------------------------------------------
Asbestos:
Beginning balance                                      $ 34.5      $ 22.3    $ 29.5      $ 17.9    $ 18.7      $ 14.5
  Incurred losses and loss adjustment expenses            3.8         2.7      13.0         9.3      14.7         6.6
  Paid losses and loss adjustment expenses              (4.7)       (4.0)     (8.0)       (4.9)     (3.9)       (3.2)
                                                   ------------------------------------------------------------------
Ending balance                                           33.6        21.0      34.5        22.3      29.5        17.9
                                                   ==================================================================
Environmental:
Beginning balance                                         9.8         8.4      14.9        10.9      13.4        10.3
  Incurred losses and loss adjustment expenses            1.4          .8        .5        (.2)       3.3         2.3
  Paid losses and loss adjustment expenses              (2.3)       (1.3)     (5.6)       (2.3)     (1.8)       (1.7)
                                                   ------------------------------------------------------------------
Ending balance                                            8.9         7.9       9.8         8.4      14.9        10.9
                                                   ==================================================================
Total asbestos and environmental:
Beginning balance                                        44.3        30.7      44.4        28.8      32.1        24.8
  Incurred losses and loss adjustment expenses            5.2         3.5      13.5         9.1      18.0         8.9
  Paid losses and loss adjustment expenses              (7.0)       (5.3)    (13.6)       (7.2)     (5.7)       (4.9)
                                                   ------------------------------------------------------------------
Ending balance                                         $ 42.5      $ 28.9    $ 44.3      $ 30.7    $ 44.4      $ 28.8
=====================================================================================================================

ADDITIONAL REINSURANCE OPERATIONS INFORMATION

     Folksamerica's policyholders' surplus, as reported to various regulatory authorities as of December 31, 2000 and 1999, was $443.9 million and $338.5 million, respectively. The large increase in surplus from 1999 to 2000 resulted principally from the contribution of ACIC and $80.0 million in cash to Folksamerica Reinsurance Company during the 2000 fourth quarter. Folksamerica's statutory net income (loss) for the years ended December 31, 2000 and 1999 and for the period from August 18, 1998 to December 31, 1998 was $(20.0) million, $48.6 million and $9.0 million, respectively. The principal differences between Folksamerica's statutory amounts and the amounts reported in accordance with GAAP include deferred taxes, deferred acquisition costs, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica's statutory policyholders' surplus at December 31, 2000 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the state of New York, Folksamerica may pay dividends only from earned surplus as determined on a statutory basis. Generally, the maximum amount of cash dividends that a New York-domiciled company may pay out of its statutory earned surplus without prior regulatory approval in any twelve month period is the lesser of the company's statutory net investment income or 10% of statutory surplus. Accordingly, there is no assurance that dividends may be paid by Folksamerica in the future. At December 31, 2000, Folksamerica had the ability to pay a dividend to its shareholder of $44.4 million without prior approval of regulatory authorities.

     During the year ended December 31, 2000, Folksamerica received approximately 56.4% of its gross reinsurance premiums written from three major reinsurance brokers as follows: (i) E.W. Blanch - 21.6%; (ii) Guy Carpenter and affiliates - 17.6%; and (iii) AON Re, Inc. - 17.2%. During the year ended December 31, 2000, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company.

NOTE 4.  CONSOLIDATED INSURANCE OPERATIONS

     On October 15, 1999, White Mountains completed its acquisition of IAG for $86.7 million in cash. IAG's principal operating subsidiaries are PIC, a commercial and personal lines writer, and ACIC and BICC, both of which are in run- off.

     On June 17, 1999, White Mountains completed the VGI Sale and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford. The VGI Sale resulted in a pretax gain of $88.1 million ($53.8 million after tax). As part of the VGI Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections that will be settled as of December 31, 2002. During 2000 White Mountains provided $5.4 million in reserves for such adverse loss development protections. Waterford was sold to a third party on January 5, 2001 for cash proceeds of $23.8 million.

     For the years ended December 31,1999 and 1998 VGI's contribution to the Company's consolidated net income was not material.


LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     The following table summarizes loss and loss adjustment expense reserve activity for White Mountains' consolidated property and casualty insurance operations for the years ended December 31, 2000, 1999 and 1998:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                                 Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                     2000           1999         1998
                                                                            -----------------------------------------

Gross beginning balance                                                            $ 68.9        $  88.5      $  71.9
    Less beginning reinsurance recoverable on unpaid losses                         (32.8)         (8.9)        (8.7)
                                                                            -----------------------------------------
Net loss and loss adjustment expense reserves                                        36.1           79.6         63.2

Loss and loss adjustment expense reserves sold - VGI                                    -         (87.8)            -
Loss and loss adjustment expense reserves acquired - IAG                                -           22.5            -
Losses and loss adjustment expenses incurred relating to:
    Current year losses                                                              16.2           57.5        108.4
    Prior year losses                                                                  .7            2.6          6.7
                                                                            -----------------------------------------
Total incurred losses and loss adjustment expenses                                   16.9           60.1        115.1

Loss and loss adjustment expense payments                                           (21.1)        (38.3)       (98.7)

Net ending balance                                                                   31.9           36.1         79.6
    Plus ending reinsurance recoverable on unpaid losses                             23.7           32.8          8.9
                                                                            -----------------------------------------
Gross ending balance                                                               $ 55.6        $  68.9      $  88.5
=====================================================================================================================


     Gross ending loss and loss adjustment expense balances for 2000 and 1999 include approximately $27.2 million and $29.3 million of environmental and asbestos reserves, respectively, relating to the run-off activities of ACIC and BICC. Until 1983, ACIC wrote (and subsequently ceded a portion to BICC) primary and excess liability insurance for many large national and international chemical, manufacturing and pharmaceutical companies, as well as facultative and treaty reinsurance for the same types of risks. Since 1983, management has concentrated its run-off efforts on commuting its loss exposures with its insureds. Due to the limited number of remaining policies under which a claim could be filed and the length of time since the policies were written, management expects any future development related to these reserves to be immaterial.

     The aggregate policyholders' surplus of PIC and ACIC at December 31, 2000 and 1999, as reported to regulatory authorities, was $60.5 million and $70.6 million, respectively. Statutory net loss for the year ended December 31, 2000 and the period from October 16, 1999 to December 31, 1999 for PIC and ACIC totalled $1.7 million and $3.9 million, respectively. The principal differences between PIC and ACIC's statutory amounts and the amounts reported in accordance with GAAP (PIC and ACIC's aggregate shareholder's equity was $67.6 million and $73.0 million at December 31, 2000 and 1999, respectively, and its net income
(loss) was $1.0 million and $(3.3) million for the year ended December 31, 2000 and the period from October 16, 1999 to December 31, 1999, respectively) include deferred taxes, deferred acquisition costs and market value adjustments for debt securities. PIC and ACIC's statutory policyholders' surplus at December 31, 2000 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the states under which PIC and ACIC are domiciled, PIC and ACIC may pay dividends only from earned surplus as determined on a statutory basis. Generally, the maximum amount of cash dividends that PIC and ACIC may pay out of their statutory earned surplus without prior regulatory approval in any twelve month period is the greater of the company's statutory net income or 10% of statutory surplus. Accordingly, there is no assurance that dividends may be paid by PIC and ACIC in the future. At December 31, 2000, $4.1 million of PIC and ACIC's total statutory surplus was available for the payment of dividends to its shareholder without prior approval of regulatory authorities.


NOTE 5.  INVESTMENT SECURITIES

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2000, 1999 and 1998 consisted of the following:


---------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
Millions                                                                            2000           1999          1998
---------------------------------------------------------------------------------------------------------------------
Investment income:
   Fixed maturity investments                                                     $ 63.1         $ 53.6       $  28.4
   Common equity securities                                                          2.8            3.2           3.6
   Short-term investments                                                           19.9            6.1           3.4
   Other                                                                              .7             .3           2.2
                                                                               --------------------------------------
Total investment income                                                             86.5           63.2          37.6
   Less investment expenses and other charges                                       (.6)          (1.3)          (.8)
                                                                               --------------------------------------
Net investment income, before tax                                                 $ 85.9         $ 61.9       $  36.8
=====================================================================================================================


     The composition of pretax realized investment gains (losses) for investments sold consisted of the following:


---------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
Millions                                                                            2000            1999         1998
---------------------------------------------------------------------------------------------------------------------
Fixed maturity investments                                                        $(9.2)         $    .7      $   1.6
Common equity securities                                                           (4.7)            61.3         22.6
Other investments                                                                    5.1             7.6         46.8
                                                                                 ------------------------------------
     Net realized investment gains (losses)                                       $(8.8)         $  69.6      $  71.0
=====================================================================================================================

     The components of White Mountains' change in unrealized investment gains, after tax, as recorded on the statements of income and comprehensive income were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
Millions                                                                            2000            1999         1998
---------------------------------------------------------------------------------------------------------------------
Gross realized gains from investment securities                                   $ 22.3        $   90.4      $  74.0
Gross realized losses from investment securities                                   (31.1)         (20.8)        (3.0)
                                                                                 ------------------------------------
  Net realized gains (losses) from investment securities sold                      (8.8)            69.6         71.0
Recognition of unrealized gains from investment in unconsolidated affiliate sold    32.5               -            -
                                                                                 ------------------------------------
  Recognition of net unrealized gains for investments sold, before tax              23.7            69.6         71.0
  Income taxes attributable to investments sold                                    (7.8)          (24.4)       (24.9)
                                                                                 ------------------------------------
Recognition of net unrealized gains for investments sold, after tax               $ 15.9        $   45.2      $  46.1
                                                                                 ====================================

Net change in unrealized gains for investments securities held                    $ 65.1        $ (11.7)      $  25.0
Net change in unrealized gains from investments in unconsolidated affiliates held    6.2          (98.9)         33.7
                                                                                 ------------------------------------
  Net change in unrealized investment gains for investments held, before tax        71.3         (110.6)         58.7
Income taxes attributable to investments held                                      (15.0)           36.9       (20.6)
                                                                                 ------------------------------------
  Net change in unrealized gains for investments held, after tax                    56.3          (73.7)         38.1
Recognition of net unrealized gains for investments sold, after tax                (15.9)         (45.2)       (46.1)
                                                                                 ------------------------------------
  Change in net unrealized investment gains, after tax                            $ 40.4        $(118.9)      $ (8.0)
=====================================================================================================================


     The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliate(s) were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
Millions                                                                                          2000         1999
-------------------------------------------------------------------------------------------------------------------

Investment securities:
    Gross unrealized investment gains                                                          $  70.5      $  26.5
    Gross unrealized investment losses                                                          (12.0)       (42.7)
                                                                                             ----------------------
Net unrealized gains (losses) from investment securities                                          58.5       (16.2)
Net unrealized gains from investments in unconsolidated insurance affiliates                       2.9         30.0
                                                                                             ----------------------
    Total net unrealized investment gains, before tax                                             61.4         13.8
       Income taxes attributable to such gains                                                  (13.8)        (6.6)
                                                                                             ----------------------
    Total net unrealized investment gains, after tax                                           $  47.6      $   7.2
===================================================================================================================


     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 2000 and 1999, were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                   DECEMBER 31, 2000
                                                            ---------------------------------------------------------
                                                                  Cost or           Gross         Gross
                                                                amortized      unrealized    unrealized      Carrying
Millions                                                             cost           gains        losses         value
--------------------------------------------------------------------------------------------------------------------

U. S. Government and agency obligations                         $   309.4          $  9.5       $  (.7)    $    318.2
Debt securities issued by industrial corporations                   310.6             3.9         (1.6)         312.9
Municipal obligations                                               265.7             3.0          (.2)         268.5
Mortgage-backed securities                                          102.4             1.3          (.4)         103.3
Foreign government obligations                                       52.2              .3          (.1)          52.4
Preferred stocks                                                     22.7              .6             -          23.3
                                                            ---------------------------------------------------------
     Total fixed maturity investments                            $1,063.0           $18.6        $(3.0)      $1,078.6
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
                                                                                   December 31, 1999
                                                            ---------------------------------------------------------
                                                                  Cost or          Gross          Gross
                                                                amortized     unrealized     unrealized      Carrying
Millions                                                             cost          gains         losses         value
---------------------------------------------------------------------------------------------------------------------

U. S. Government and agency obligations                            $351.5          $  .6        $(14.5)        $337.6
Debt securities issued by industrial corporations                   330.8             .4         (11.8)         319.4
Municipal obligations                                               132.0             .7          (4.0)         128.7
Mortgage-backed securities                                           93.1             .1          (3.9)          89.3
Foreign government obligations                                       50.5             .1          (1.1)          49.5
                                                            ---------------------------------------------------------
     Total fixed maturity investments                              $957.9           $1.9        $(35.3)        $924.5
=====================================================================================================================


     The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 2000 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.


---------------------------------------------------------------------------------------------------------------------
                                                                                                DECEMBER 31, 2000
                                                                                       ------------------------------
                                                                                              Cost or        Carrying
Millions                                                                               amortized cost           value
---------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                                   $      70.7       $    70.9
Due after one year through five years                                                           470.4           478.1
Due after five years through ten years                                                          287.2           295.8
Due after ten years                                                                             109.6           107.2
Mortgage-backed securities                                                                      102.4           103.3
Preferred stocks                                                                                 22.7            23.3
                                                                                       ------------------------------
Total                                                                                        $1,063.0        $1,078.6
=====================================================================================================================


     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 2000 and 1999, were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31, 2000
                                                               ------------------------------------------------------
                                                                  Cost or          Gross          Gross
                                                                amortized     unrealized     unrealized      Carrying
Millions                                                             cost          gains         losses         value
---------------------------------------------------------------------------------------------------------------------
Common equity securities                                           $127.5          $21.1         $(3.8)        $144.8
                                                               ======================================================
Other investments                                                  $117.3          $30.8         $(5.2)        $142.9
=====================================================================================================================



---------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 1999
                                                               ------------------------------------------------------
                                                                  Cost or          Gross          Gross
                                                                amortized     unrealized     unrealized      Carrying
Millions                                                             cost          gains         losses         value
---------------------------------------------------------------------------------------------------------------------
Common equity securities                                           $100.4          $14.8         $(6.8)        $108.4
                                                               ======================================================
Other investments                                                  $ 59.1         $  9.8        $  (.6)       $  68.3
=====================================================================================================================


     White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $69.1 million and $59.5 million as of December 31, 2000 and 1999, respectively.

     Sales and maturities of investments, excluding short-term investments, totalled $582.1 million, $530.1 million and $270.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2000, 1999 and 1998.


NOTE 6. THIRD PARTY REINSURANCE

     In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. White Mountains remains liable for risks reinsured with third parties to the extent that the reinsurer is unable to honor its obligations under reinsurance contracts at the time of loss.


REINSURANCE OPERATIONS

     Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. Folksamerica continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through the purchase of catastrophe reinsurance. Folksamerica's current catastrophe reinsurance program provides coverage for losses incurred as a result of individual catastrophic events between $7.5 million and $17.5 million.

     In the fourth quarter of 2000 Folksamerica purchased reinsurance coverage from Imagine Re which was designed to reduce its statutory operating leverage and to provide the following protections: (i) adverse development protection of up to $65.0 million on the run-off of loss and unearned premium reserves acquired in the Risk Capital transaction and any additional premium reported for the 2000 underwriting year; and (ii) $50.0 million of adverse development protection from the reserves remaining from the USF Re acquisition and remaining environmental and asbestos exposures. Amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance in accordance with SFAS No. 113. Reinsurance recoverables of $321.7 million were recorded at December 31, 2000, to reflect the loss reserves transferred ($250.0 million), fourth quarter incurred losses attached to the premium run-off ($51.1 million) and adverse development on loss reserves transferred ($20.6 million). At December 31, 2000, Folksamerica has recorded a $20.6 million deferred gain related to the adverse development on loss reserves transferred which will be recognized in income over the expected settlement period of the underlying claims. Contractual premiums due to Imagine Re of $315.0 million have been recorded as funds withheld under reinsurance treaties at December 31, 2000. Folksamerica holds a letter of credit and funds held as collateral for amounts due from Imagine Re.

     At December 31, 2000 and 1999, Folksamerica had reinsurance recoverables with a carrying value of $116.7 million and $46.7 million, respectively, associated with London Life and Casualty Reinsurance Corporation. Folksamerica holds a letter of credit and funds held as collateral for amounts due from London Life and Casualty.


INSURANCE OPERATIONS

     ACIC is a party to an aggregate excess of loss contract with Gerling Global International Reinsurance Company, Ltd. ("Gerling") to reinsure direct excess liability policies written prior to December 31, 1985. At December 31, 2000 and 1999, ACIC had reinsurance recoverables with a carrying value of $17.0 million and $23.3 million, respectively, with Gerling under the contract. ACIC holds a letter of credit and assets held in trust as collateral for amounts due under the Gerling contract.

     The effects of reinsurance on White Mountains' written and earned premiums and on loss and loss adjustment expenses were as follows:


                                                                              Insurance Operations
                                                                         ------------------------------
                                                            Reinsurance   ACIC, PIC and
Millions                                                    Operations       BICC (b)      Waterford           Total
---------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------

Gross written premiums:
   Direct                                                     $     6.3         $ 26.4         $ (.5)        $   32.2
   Assumed                                                        484.7             .1           (.1)           484.7
   Ceded                                                        (158.4)          (3.8)             .5         (161.7)
                                                       --------------------------------------------------------------
Net written premiums                                            $ 332.6         $ 22.7         $ (.1)         $ 355.2
---------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
   Direct                                                     $     4.1         $ 26.1          $ 2.3        $   32.5
   Assumed                                                        476.1             .1             .3           476.5
   Ceded                                                        (167.7)          (4.6)          (2.3)         (174.6)
                                                       --------------------------------------------------------------
Net earned premiums                                             $ 312.5         $ 21.6          $  .3         $ 334.4
---------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct                                                   $      (.6)         $ 18.3          $ 2.3        $   20.0
   Assumed                                                        468.5              -             .3           468.8
   Ceded                                                        (197.1)          (1.7)          (2.3)         (201.1)
                                                       --------------------------------------------------------------
Net losses and loss adjustment expenses                         $ 270.8         $ 16.6          $  .3         $ 287.7
=====================================================================================================================


                                                                            Insurance Operations
                                                                  ---------------------------------------
                                                       Reinsurance   ACIC, PIC and
Millions                                                Operations       BICC  (b)        VGI    Waterford       Total
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------

Gross written premiums:
   Direct                                                $     2.2        $    4.9    $   48.2   $    9.5    $   64.8
   Assumed                                                   236.2             2.3        30.1        1.5       270.1
   Ceded                                                    (36.7)           (3.0)      (10.9)      (9.6)      (60.2)
                                                     ----------------------------------------------------------------
Net written premiums                                       $ 201.7        $    4.2    $   67.4   $    1.4     $ 274.7
---------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
   Direct                                                $     2.4        $    5.9    $   44.1    $  11.4    $   63.8
   Assumed                                                   241.0             2.7        35.1        1.8       280.6
   Ceded                                                    (32.4)           (4.1)      (13.2)     (11.5)      (61.2)
                                                     ----------------------------------------------------------------
Net earned premiums                                        $ 211.0        $    4.5    $   66.0   $    1.7     $ 283.2
---------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct                                                $     7.8        $    4.8    $   44.5   $  (1.8)    $   55.3
   Assumed                                                   205.4             1.6        14.6       12.9       234.5
   Ceded                                                    (31.0)            (.2)       (6.6)      (9.7)      (47.5)
                                                     ----------------------------------------------------------------
Net losses and loss adjustment expenses                    $ 182.2        $    6.2    $   52.5   $    1.4    $  242.3
=====================================================================================================================


                                                     ================================================================
                                                                            Insurance Operations
                                                                  ----------------------------------
                                                       Reinsurance    ACIC, PIC and
Millions                                             Operations (a)      BICC  (b)       VGI     Waterford       Total
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------

Gross written premiums:
   Direct                                               $      1.9         $     -    $   96.3   $    9.6     $ 107.8
   Assumed                                                    81.2               -        69.9        1.5       152.6
   Ceded                                                     (9.4)               -       (2.7)      (9.7)      (21.8)
                                                     ----------------------------------------------------------------
Net written premiums                                     $    73.7         $     -     $ 163.5   $    1.4     $ 238.6
---------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
   Direct                                               $      2.0         $     -    $   98.0   $    6.4     $ 106.4
   Assumed                                                    92.2               -        68.3        1.0       161.5
   Ceded                                                     (8.8)               -       (6.6)      (6.5)      (21.9)
                                                     ----------------------------------------------------------------
Net earned premiums                                      $    85.4         $     -     $ 159.7  $      .9     $ 246.0
---------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
   Direct                                               $      4.4         $     -    $   79.5   $    3.6    $   87.5
   Assumed                                                    74.3               -        37.9         .7       112.9
   Ceded                                                    (19.0)               -       (2.8)      (3.8)      (25.6)
                                                     ----------------------------------------------------------------
Net losses and loss adjustment expenses                  $    59.7         $     -     $ 114.6  $      .5     $ 174.8
=====================================================================================================================


(a) Excludes premiums and loss and loss adjustment expenses from January 1, 1998 to August 17, 1998 during which time Folksamerica was not a consolidated subsidiary of White Mountains. See Note 3.

(b) Excludes premiums and loss and loss adjustment expenses from January 1, 1998 to October 14, 1999 during which time ACIC, PIC and BICC were not consolidated subsidiaries of White Mountains. See Note 4.


NOTE 7.  DEBT

SHORT-TERM DEBT

     At December 31, 2000 the Company had no short-term debt outstanding. At December 31, 1999 the Company had short-term debt outstanding of $4.0 million consisting of 7.39% medium-term notes which were repaid on their maturity date in February 2000.

     In addition, the Company has from time-to-time entered into revolving credit agreements whereby it may borrow funds at short-term market interest rates. As of December 31, 1999 the Company could borrow up to $50.0 million under a short-term debt facility which the Company let expire in 2000. There were no borrowings outstanding under this facility at December 31, 1999.


LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 2000 and 1999 consisted of the following:



                                                                                                    December 31,
Millions                                                                                     2000                1999
---------------------------------------------------------------------------------------------------------------------
The Company:

   Medium-term notes                                                                     $  96.3             $  96.4
   Less net discounts                                                                        (.3)                (.4)
                                                                                         ----------------------------
      Total                                                                                 96.0                96.0
                                                                                         ----------------------------
Folksamerica:

   Revolving credit agreement                                                                  -               100.0
   USF Re seller note                                                                          -                 6.8
      Total                                                                                    -               106.8
                                                                                         ----------------------------
     Total long-term debt                                                                $  96.0              $202.8
=====================================================================================================================

      At December 31, 2000 the Company had $96.3 million in principal amount of outstanding medium-term notes with an average maturity of 2.6 years and a yield to maturity of 7.87%. During 2000 and 1999 the Company repurchased $.1 million and $15.9 million, respectively, in principal amount of its medium-term notes due in February 2003.

     As part of the Folksamerica acquisition in 1998, White Mountains agreed to repay or refinance Folksamerica's existing long-term indebtedness by utilizing a six-year revolving credit agreement whereby Folksamerica could borrow up to $120.0 million at market interest rates. Outstanding borrowings of $115.0 million were repaid in December 2000 and the facility was terminated.

     As part of its 1999 acquisition of USF Re, Folksamerica issued a $20.8 million, five-year note which could be reduced by adverse loss development at USF Re post acquisition. During 2000 and 1999, Folksamerica reduced the principal amount of the USF Re note by $6.8 million and $14.0 million, respectively, in response to post acquisition adverse loss development experienced on its loss reserves assumed from USF Re.

     Total interest paid by White Mountains for its short-term and long-term indebtedness was $16.1 million, $15.6 million and $13.3 million in 2000, 1999 and 1998, respectively.

     Of the $96.3 million in medium-term notes outstanding at December 31, 2000, $86.3 million of such notes mature in 2003 with the balance of the notes maturing in 2008.



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

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a tax liability upon the Redomestication of approximately $13.5 million.

     The total income tax provision consisted of the following:


                                                                                     Year Ended December 31,
                                                                         --------------------------------------------
Millions                                                                    2000              1999               1998
---------------------------------------------------------------------------------------------------------------------

United States income tax provision                                        $ 38.0            $ 47.0             $ 26.9
State and local income tax provision                                         1.7               6.0                1.6
United States withholding tax and foreign income tax provision               2.8                .1                  -
                                                                         --------------------------------------------
   Total income tax provision                                             $ 42.5            $ 53.1             $ 28.5
-------------------------------------------------------------------------============================================
Net income tax payments                                                   $ 54.5            $ 14.1             $ 35.7
-------------------------------------------------------------------------============================================
Income taxes recorded directly to shareholders' equity related to:
    Changes in net unrealized investment gains and losses                 $  7.2            $(61.3)            $(4.3)
    Changes in net foreign currency translation gains and losses          $ (.4)            $   .5             $ (.5)
=====================================================================================================================


     The components of the income tax provision (benefit) on pretax earnings follow:



                                                                                     Year Ended December 31,
                                                                        ---------------------------------------------
Millions                                                                    2000              1999               1998
---------------------------------------------------------------------------------------------------------------------

Current                                                                   $ 58.2             $14.3             $ 30.3
Deferred                                                                   (15.7)             38.8              (1.8)
                                                                        ---------------------------------------------
     Total income tax provision on pretax earnings                        $ 42.5             $53.1             $ 28.5
=====================================================================================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts received for tax purposes. Deferred income tax assets and liabilities are shown net in circumstances where a consolidated income tax return is filed. An outline of the significant components of White Mountains' deferred tax assets and liabilities follows:



                                                                                                      December 31,
                                                                                             ------------------------
Millions                                                                                           2000          1999
---------------------------------------------------------------------------------------------------------------------

Deferred income tax assets related to:
  Discounting of loss reserves                                                                  $  60.3      $   45.3
  Net operating loss carryforwards (which principally expire in 2010)                              29.3            .9
  Unearned insurance and reinsurance premiums                                                       7.2           5.7
  Deferred gain on reinsurance contract                                                             7.1             -
  Compensation and benefit accruals                                                                 4.1           4.4
  Other items                                                                                     (2.9)         (3.8)
                                                                                             ------------------------
Total deferred income tax assets                                                                $ 105.1      $   52.5
=====================================================================================================================



                                                                                                      December 31,
                                                                                             ------------------------
Millions                                                                                           2000          1999
---------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities related to:
  Earnings from unconsolidated insurance affiliates                                             $     -       $  18.1
  Net unrealized investment gains                                                                    .2          13.9
  Other items                                                                                       2.6           5.5
                                                                                              -----------------------
Total deferred income tax liabilities (recorded in accounts payable and other liabilities)      $   2.8       $  37.5
=====================================================================================================================


     The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 2000 and 1999.

     A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are subject to) to the income tax provision on pretax earnings follows:



                                                                                        Year Ended December 31,
                                                                                  -----------------------------------
Millions                                                                          2000            1999           1998
---------------------------------------------------------------------------------------------------------------------

Tax provision at the United States statutory rate                             $  124.4           $56.5          $27.9
Differences in taxes resulting from:
   Deferred credit amortization and purchase price adjustments                   (6.3)           (7.9)           (.9)
   Tax reserve adjustments                                                         5.5             6.1            5.4
   State income taxes, net                                                         1.2             3.9            1.0
   Non-United States net earnings                                               (88.6)           (3.6)              -
   United States income tax incurred upon the Redomestication                     11.0             2.5              -
   Tax exempt interest and dividends                                             (3.9)           (3.6)          (3.8)
   Foreign and withholding taxes                                                   2.8              .1              -
   Other, net                                                                    (3.6)            (.9)          (1.1)
                                                                              ---------------------------------------
Total income tax provision on pretax earnings                                 $   42.5           $53.1          $28.5
=====================================================================================================================

     The non-United States component of pretax earnings was $395.9 million and $9.0 million for the year ended December 31, 2000 and 1999, respectively.

     During 2000, the Company released a $95.0 million tax reserve relating to its 1991 sale of Fireman's Fund. See Note 2.

NOTE 9.  RETIREMENT AND POSTRETIREMENT PLANS

     Prior to the Redomestication, White Mountains terminated two non-qualified compensation plans and paid participants a total of $88.6 million in full satisfaction of White Mountains' long-term obligations. This payment resulted in an incremental pretax cost to the Company of $15.2 million, however, this action provided the Company with increased tax deductible expenses during 1999 and served to reduce future compensation and benefit expenses.

     During 1999 the Board mandated deferrals of compensation earned by certain of its executive officers that was payable in connection with the Redomestication. Deferred balances are invested in phantom shares which are valued based on the market value of Shares. As of December 31, 2000 and 1999, these balances totalled $7.7 million and $2.9 million, respectively.

     White Mountains has various defined contribution employee savings plans for the benefit of substantially all its employees. The costs of these plans are not material to White Mountains' financial statements.

     Folksamerica has a defined benefit pension plan for the benefit of its employees and for former employees of the Company's discontinued mortgage banking operations. Benefits under this plan are based on years of service and each employee's highest average eligible compensation over the last five consecutive years of employment. The fair value of the assets in Folksamerica's defined benefit plan exceed its current and future employee obligations under the plan, therefore, the cost of this plan is not material to White Mountains' financial statements.

     White Mountains' does not have any significant ongoing postretirement benefit plan obligations.


NOTE 10.  EMPLOYEE SHARE-BASED COMPENSATION PLANS

     White Mountains' Incentive Plan provides for granting to participants of the Company (and certain of its subsidiaries) various types of share-based incentive awards including performance shares and options to acquire Shares. At December 31, 2000, 206,400 Shares remained available for grant under the Incentive Plan.

     Performance shares are conditional grants of a specified maximum number of Shares or an equivalent amount of cash. The grants are generally payable (subject to the attainment of a specified after tax return on equity) at the end of a three year period or as otherwise determined by the Compensation Committee of the Board. The financial goal for full payment of the performance shares is the achievement of a 13% annual after tax return on equity (as specifically defined by the Compensation Committee) as measured over the applicable performance periods. Performance share payments can double if returns significantly exceed 13%. The Compensation Committee consists solely of disinterested, non-management Directors.

     For the three year performance periods beginning 2000, 1999 and 1998 the Company granted a total of 34,000, 31,300 and 47,800 performance shares, respectively, to its employees. No performance shares were paid in 2000. During 1999 and 1998 the Company paid a total of 141,650 and 47,129 performance shares, respectively, to its participants in cash and Shares. Performance shares paid during 1999 included 58,100 performance shares relating to the period from 1996 to 1998, 40,300 performance shares paid early relating to the period from 1997 to 1999 and 43,250 performance shares paid early relating to the period from 1998 to 2000.

     White Mountains expenses performance shares ratably over the performance period assuming full vesting at the current market values of Shares. During 2000, 1999 and 1998, White Mountains recorded $25.8 million, $6.1 million and $7.2 million, of pretax performance share expense, respectively. The Company's performance share expense for 2000 was significantly higher than that of prior years as a result of: (i) a significant increase in the market value of Shares during the year; and (ii) the recording of $12.0 million of additional performance share expense undertaken to provide for potential future vesting of performance shares at an amount greater than 100% in light of the achievement of above plan results for 2000.

     Folksamerica's defined contribution plan (the "Folksamerica 401(k) Plan") offers its participants the ability to invest their balances in several different investment options including Shares. As of December 31, 2000 and 1999 the Folksamerica 401(k) Plan owned less than 1% of the total Shares outstanding.

     As of December 31, 2000 there were 81,000 options to acquire Shares outstanding which had an effective exercise price of $111.59 per Share at that date. Of the 81,000 options granted during 2000, 8,100 options were vested and exercisable at December 31, 2000. There were no options to acquire Shares outstanding at December 31, 1999.

     The Company's Chairman formerly held warrants to acquire Shares outstanding entitling him to buy 1,000,000 Shares for $21.66 per Share through January 2, 2002. During 1999 the Chairman exercised the warrants early in exchange for a one-time payment of $6.0 million. This one-time payment compensated the Chairman for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes. The 1999 exercise of warrants provided the Company with increased tax deductible expenses.

     SFAS No. 123, "Accounting for Stock Based Compensation," requires disclosure regarding significant employee compensation involving the issuance of Shares and encourages companies to recognize compensation expense based on the fair value of such awards on the date of grant. White Mountains has not adopted the recognition and measurement criteria of SFAS No. 123 and alternatively has chosen to disclose the pro forma effects of SFAS No. 123 as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
Millions, except per Share amounts                                                                  1998
-------------------------------------------------------------------------------------------------------------------
Net income:
      As reported                                                                                 $   78.5
      Pro forma                                                                                       77.4
-------------------------------------------------------------------------------------------------------------------
Basic net income per Share:
      As reported                                                                                 $  13.38
      Pro forma                                                                                      12.56
-------------------------------------------------------------------------------------------------------------------
Diluted net income per Share:
      As reported                                                                                 $  11.94
      Pro forma                                                                                      11.20
===================================================================================================================

     The SFAS No. 123 disclosure above presents the expense of warrants to acquire Shares over the life of the award using the Black Scholes option pricing model. Significant assumptions used in the presentation include a 5.0% risk-free interest rate, an expected Share volatility of .167 and an expected life of five years. The pro forma net income figures disclosed above may not be representative of the effects on net income to be reported in future years.

     SFAS No. 123 disclosures are not presented for the years ended December 31, 2000 and 1999 as the pro forma effect of vested options to acquire Shares at December 31, 2000 would have been $.3 million or $.06 per diluted Share (and would therefore not be material to the above presentation) and there were no options to acquire Shares outstanding at December 31, 1999.


NOTE 11.  SHAREHOLDERS' EQUITY


SHARE REPURCHASES AND RETIREMENT

     During 2000, 1999 and 1998 the Company repurchased 65,838 Shares for $8.3 million, 1,020,150 Shares for $139.5 million and 151,916 Shares for $19.8 million, respectively. In conformance with Bermuda law, the Company retires all Shares it repurchases.

SHARES ISSUED

     During 1999 the Company issued a total of 1,137,495 Shares to its employees and Directors in satisfaction of the Chairman's warrant exercise, option exercises and various employee benefit plan obligations. No Shares were issued during 2000.

DIVIDENDS ON SHARES

     During 2000, 1999 and 1998 the Company declared and paid cash dividends totalling $1.20, $1.60 and $1.60 per Share, respectively.

NOTE 12.  SEGMENT INFORMATION

     White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Insurance Affiliates and Holding Company (primarily the operations of the Company and certain of its intermediate subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made this determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Management and the Board does not currently review its operating results on a geographic basis. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities (gains and losses resulting from such transfers have been eliminated herein).

     Certain amounts in the prior periods have been reclassified to conform with the current presentation which involved the segregation of the mortgage banking net assets, revenues and pretax earnings as discontinued operations.

     Selected financial information for White Mountains' segments follows:


                                                                       Property and   Investments in
                                                                           Casualty   Unconsolidated   Holding
Millions                                                    Reinsurance   Insurance     Affiliate(s)   Company       Total
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------

Revenues from external customers                                $ 313.4    $  32.7         $      -  $      -      $ 346.1
Gains on sales of subsidiaries and insurance assets                   -          -                -     385.8        385.8
Net realized losses on sales of investments and other assets     (11.8)       (.6)                -       4.0        (8.4)
Net investment income                                              57.5        8.3                -      20.1         85.9
Losses from unconsolidated affiliate(s)                               -          -            (2.6)         -        (2.6)
Amortization of deferred credits and other benefits                19.3          -              1.4      20.7         41.4
                                                            --------------------------------------------------------------
Total revenues                                                    378.4       40.4            (1.2)     430.6        848.2
                                                            --------------------------------------------------------------
Pretax earnings before interest expense                          (19.1)        5.2            (1.2)     386.6        371.5
Interest expense                                                  (8.2)          -                -     (7.9)       (16.1)
Income tax provision                                               16.8       (.6)                -    (58.7)       (42.5)
                                                            --------------------------------------------------------------
Net income (loss) from continuing operations                   $ (10.5)   $    4.6        $   (1.2)   $ 320.0      $ 312.9
==========================================================================================================================
Year ended December 31, 1999
--------------------------------------------------------------------------------------------------------------------------

Revenues from external customers                               $ 211.0     $  75.6        $      -    $    .3      $ 286.9
Gains on sales of subsidiaries and insurance assets                  -           -               -       88.1         88.1
Net realized gains on sales of investments and other assets       43.8        10.0               -       31.6         85.4
Net investment income                                             49.1         4.9             2.6        5.3         61.9
Earnings from unconsolidated affiliates                              -           -            31.1          -         31.1
Amortization of deferred credits and other benefits               20.3           -             1.2        4.3         25.8
                                                            --------------------------------------------------------------
Total revenues                                                   324.2        90.5            34.9(a)   129.6        579.2
                                                            --------------------------------------------------------------
Pretax earnings before interest expense                           60.6          .2            34.9       80.5        176.2
Interest expense                                                 (5.9)        (.4)               -      (8.4)       (14.7)
Income tax provision                                             (9.8)           -           (1.1)     (42.2)       (53.1)
                                                            --------------------------------------------------------------
Net income (loss) from continuing operations                  $   44.9 $      (.2)         $  33.8    $  29.9      $ 108.4
==========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                             $   85.4    $ 170.0       $      -     $       .1      $ 255.5
Net realized gains on sales of investments and other assets      (.8)        5.4              -           66.4         71.0
Net investment income                                            18.1        8.2            3.8            6.7         36.8
Earnings from unconsolidated affiliates                             -          -           24.3              -         24.3
Amortization of deferred credits and other benefits               2.7          -              -              -          2.7
Total revenues                                                  105.4      183.6           28.1(a)        73.2        390.3
                                                          -----------------------------------------------------------------
Pretax earnings before interest expense                           8.1        7.7           28.1           49.4         93.3
Interest expense                                                (1.4)      (1.1)              -         (11.2)       (13.7)
Income tax provision                                            (1.2)      (1.8)          (7.6)         (17.9)       (28.5)
                                                          -----------------------------------------------------------------
Net income (loss) from continuing operations                $     5.5   $    4.8        $  20.5       $   20.3     $   51.1
===========================================================================================================================

(a) Includes interest income on White Mountains' investment in MediaOne preferred stock (considered to be related to White Mountains' investment in FSA) of $2.6 million and $3.8 million for 1999 and 1998, respectively.




Ending assets                                         Property and    Investments in              Net assets of
                                                          Casualty    Unconsolidated    Holding    Discontinued
Millions                                  Reinsurance    Insurance        Affiliates    Company      Operations       Total
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000                            $2,681.4        156.6             130.6      560.4            16.2    $3,545.2
December 31, 1999                            $1,294.3        198.6             422.6      117.3            16.3    $2,049.1
---------------------------------------------------------------------------------------------------------------------------

NOTE 13.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES


INVESTMENT IN FSA

     On July 5, 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA common stock to Dexia for proceeds of $620.4 million which represented a gain of $391.2 million.

     White Mountains owned 6,943,316 and 3,460,200 shares of FSA Common Stock at December 31, 1999 and 1998, respectively. This represented approximately 21.2% and 11.6%, respectively, of the total shares of FSA Common Stock outstanding at those times. At December 31, 1999 and 1998, White Mountains also owned FSA Preferred Stock which provided White Mountains the right to acquire 2,000,000 additional shares of FSA Common Stock for net consideration of $59.3 million. At December 31, 1998, White Mountains also owned FSA Options which, in total, gave White Mountains the right to acquire 2,560,607 additional shares of FSA Common Stock for net aggregate consideration of $115.7 million.

     Prior to the Dexia Sale, White Mountains' accounted for its investment in FSA Common Stock using the equity method. White Mountains' accounted for its investment in FSA Preferred Stock and FSA Options under the provisions SFAS No. 115 whereby the investment was reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of other comprehensive net income.

     The following table summarizes the amounts recorded by White Mountains relating to its investments in FSA:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                               2000         1999        1998
---------------------------------------------------------------------------------------------------------------------

AMOUNTS RECORDED BY WHITE MOUNTAINS:
 Investment in FSA Common Stock                                                    $      -     $  262.2    $  119.7
 Investment in FSA Options and Preferred Stock                                            -         41.1       114.4
                                                                                  -----------------------------------
Total investment in FSA                                                            $      -     $  303.3    $  234.1
                                                                                  ===================================
Equity in earnings (loss) from FSA Common Stock (a)                                $  (3.6)     $   19.5    $   13.8
Dividends received from FSA Common Stock                                                1.4          2.1         1.5
Equity in net unrealized investment gains (losses) from FSA's investment portfolio (b)    -       (14.0)         3.1
Unrealized investment gains (losses) on FSA Options and Preferred Stock (b)               -        (4.1)        26.6
Write-down from fair value to equity value upon exercise of FSA Options, before tax       -       (45.8)           -
=====================================================================================================================

(a) Recorded net of related amortization of goodwill.
(b) Recorded directly to shareholders' equity (after tax) as a component of other comprehensive net income.


     At December 31, 1999 and 1998, White Mountains' consolidated retained earnings included $53.3 million and $35.9 million, respectively, of accumulated undistributed earnings of FSA (net of related amortization of goodwill).

INVESTMENT IN MSA

     At December 31, 2000, 1999 and 1998, White Mountains owned 222,093 shares of MSA Common Stock. This represented 50.0% of the total shares of MSA Common Stock outstanding at those times. White Mountains' investment in MSA is accounted for using the equity method. The following tables provides summary financial information for MSA as wells as amounts recorded by White Mountains relating to its investment in MSA:



Millions                                                                                2000        1999         1998
---------------------------------------------------------------------------------------------------------------------

MSA BALANCE SHEET DATA:
Total investments                                                                    $ 449.0     $ 466.3      $ 465.9
Total assets                                                                           608.7       582.3        581.6
Unearned premium reserve                                                               129.6       118.3        113.0
Loss and loss adjustment expense reserves                                              202.1       198.4        212.2
Shareholders' equity                                                                   253.8       233.4        232.5
MSA INCOME STATEMENT DATA:
Net premiums written                                                                 $ 265.4     $ 242.7      $ 258.5
Net premiums earned                                                                    254.1       237.4        226.3
Net investment income                                                                   23.5        24.9         22.1
Net income                                                                               3.8        25.8         13.4
Comprehensive net income                                                                16.4          .9         21.2
---------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY WHITE MOUNTAINS:
Investment in MSA Common Stock  (a)                                                  $ 130.6     $ 119.3      $ 120.2
Equity in earnings from MSA Common Stock (b)                                             1.0        11.6          4.9
Equity in net unrealized investment gains (losses) from MSA's
   investment portfolio (c)                                                              6.2      (12.5)          4.1
=====================================================================================================================

(a) Includes related goodwill of $3.7 million, $2.6 million and $4.0 million at December 31, 2000, 1999 and 1998, respectively.
(b)  Recorded net of related amortization of goodwill.
(c) Recorded directly to shareholders' equity (after tax) as a component of other comprehensive net income.


     At December 31, 2000 and 1999, White Mountains' consolidated retained earnings included $26.7 million and $25.7 million, respectively, of accumulated undistributed earnings of MSA (net of related amortization of goodwill).

INVESTMENT IN FOLKSAMERICA

     In August 1998 White Mountains acquired all of the remaining outstanding shares of the common stock of Folksamerica which resulted in Folksamerica becoming a consolidated subsidiary of White Mountains at that time. Prior to August 1998, Folksamerica was an unconsolidated insurance affiliate of White Mountains whereby White Mountains' investment in Folksamerica consisted of investments in Folksamerica common stock and Folksamerica preferred stock and warrants. White Mountains investment in the common stock of Folksamerica was accounted for using the equity method and its investment in the preferred stock and warrants of Folksamerica was accounted for under the provisions of SFAS No.
115. For the year ended December 31, 1998, White Mountains recorded $5.6 million of pretax earnings from its unconsolidated investment in Folksamerica.


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     White Mountains carries all its financial instruments on its balance sheet at fair value with the exception of long- term indebtedness. At December 31, 2000 and 1999, the market value of White Mountains' long-term indebtedness was $97.2 million and $206.7 million, respectively, which compared to a carrying value of $96.0 million and $202.8 million, respectively. The fair value of long-term indebtedness is estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices. Considerable judgement is required to develop such estimates of fair value. Therefore, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


NOTE 15.  RELATED PARTY TRANSACTIONS

     White Mountains formerly owned two short-range aircraft jointly with Haverford Utah, LLC ("Haverford"). Messrs. Jack Byrne, Patrick Byrne and Kemp (each Directors of the Company) were principals of Haverford. Both aircraft were acquired from unaffiliated third parties during 1996. In exchange for Haverford's 20% ownership interest in the aircraft, Haverford contributed capital equal to 20% of the total initial cost of the aircraft and paid its pro rata share of all fixed costs plus the direct operating costs for its use pursuant to a Joint Ownership Agreement. The aircraft were sold to a third party during 2000 which resulted in Haverford receiving 20% of the cash proceeds.

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

     Mr. Clark, a Director of the Company, is Vice Chairman of Lehman. Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the Credit Facility. See Note 17.

     Mr. George Gillespie, a Director of the Company, is a Partner in Cravath, which has been retained by White Mountains from time to time to perform legal services.

     White Mountains owns a limited partnership investment interest which was managed by Mr. John Gillespie, a Director of the Company.

     White Mountains owns a limited partnership interest and an investment portfolio which was managed by Mr. Zankel, a Director of the Company.

     White Mountains believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of this nature may be expected to take place in the ordinary course of business in the future.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     Folksamerica leases its office space under noncancellable leases expiring at various dates through 2010. Rental expense for all of Folksamerica's locations was approximately $2.1 million, $1.6 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Folksamerica's future annual minimum rental payments required under noncancellable leases for office space are $2.9 million for 2001, $2.8 million for both 2002 and 2003, $3.0 million for 2004, and $16.0 million for years thereafter. White Mountains also has various other lease obligations which are immaterial in the aggregate.

     Various claims have been made against White Mountains in the normal course of its business. Based on all information available at the date of this report, management believes that the outcome of such claims will not, in the aggregate, have a material effect on White Mountains' financial position or results of operations.


NOTE 17. SUBSEQUENT EVENTS

PENDING ACQUISITION OF CGU

     In September 2000 White Mountains entered into a definitive agreement with CGNU to purchase its U.S. property and casualty insurance operations, CGU. The CGU purchase agreement, which was amended on October 15, 2000 and February 20, 2001, calls for a purchase price of $2.17 billion, subject to certain adjustments, of which $260.0 million will consist of a note payable (which must be paid in eighteen months in cash or Shares valued at $245.00 per Share, at the Company's sole option). In addition, CGU will repay approximately $.5 billion of debt outstanding to its parent at closing.

     In connection with the CGU transaction, White Mountains has arranged for up to $741.0 million of new equity commitments from a small group of outside investors and, on March 16, 2001, finalized its $875.0 million Credit Agreement with Lehman. In connection with financing the transaction, White Mountains will contribute Folksamerica, PIC and MSA to CGU.

     Completion of the CGU acquisition is subject to, among other matters, the receipt of regulatory approvals, the completion of financing and the satisfaction of other customary conditions.


CASH TENDER OFFER AND CONSENT SOLICITATION FOR OUTSTANDING MEDIUM-TERM NOTES

     On March 15, 2001 White Mountains commenced the Note Offer providing for the repurchase of its $96.3 million aggregate principal amount of outstanding medium-term notes. In conjunction with the Note Offer, noteholder consents are being solicited to effect an amendment to the indenture governing these notes, which will facilitate White Mountains' pending acquisition of CGU. The Note Offer is scheduled to expire at 5:00 p.m., New York City time on April 16, 2001, unless extended or terminated.

     The total consideration to be paid for each validly tendered and consented note due in 2003 will be based upon a fixed spread of 95 basis points over the yield to maturity on the applicable reference U.S. Treasury Note, and includes a consent payment of $30.00 per $1,000 principal amount of such notes. The total consideration to be paid for each validly tendered and consented note due 2008 will be based upon a fixed spread of 125 basis points over the yield to maturity on the applicable reference U.S. Treasury Note, and includes a consent payment of $30.00 per $1,000 principal amount of such notes. The Note Offer pricing date is expected to be April 11, 2001. Accrued and unpaid interest up to, but not including, the payment date will be paid for notes validly tendered and accepted for purchase.

     The Note Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn a majority in aggregate principal amount of outstanding notes, (ii) the execution of the supplemental indenture governing the notes and (iii) the consummation of White Mountains' acquisition of CGU.

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

     White Mountains maintains internal financial and accounting controls designed to provide reasonable and cost effective assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that financial records are reliable for preparing financial statements. The internal controls structure is documented by written policies and procedures which are communicated to all appropriate personnel and is updated as necessary. White Mountains' business ethics policies require adherence to ethical standards in the conduct of its business. Compliance with these controls, policies and procedures is continuously maintained and monitored by management.

     PricewaterhouseCoopers has audited the consolidated financial statements of White Mountains as of December 31, 2000 and 1999 and for each of the two years then ended and KPMG LLP has audited the consolidated financial statements of White Mountains for the year ended December 31, 1998. These firms have issued their unqualified reports thereon, which appear on pages F-31 and F-32.

     In connection with their audits, the independent auditors provide an objective, independent review and evaluation of the structure of internal controls to the extent they consider necessary. Management reviews all recommendations of the independent auditors concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

     The Audit Committee of the Board, which is comprised solely of independent, qualified directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White Mountains as well as establishing and maintaining the Company's Audit Committee Charter. The Audit Committee, which reports to the full Board, annually reviews the overall quality and effectiveness of the independent auditors and management with respect to the financial reporting process and the adequacy of internal controls. The independent auditors have free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee.





/s/ John J. Byrne               /s/ Raymond Barrette     /s/ Michael S. Paquette
Chairman and                    President                Senior Vice President
 Chief Executive Officer                                 and Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the 2000 and 1999 consolidated financial statements listed in the index referenced under Item 14(a) on page 34 present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the 2000 and 1999 financial statement schedules listed in the index referenced under Item 14(a) on page 34 present fairly, in all material respects, the information set forth therein when read in conjunction with the related 2000 and 1999 consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers

Hamilton, Bermuda
February 9, 2001, except for Note 17,
which is as of March 16, 2001

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
White Mountains Insurance Group, Ltd.

We have audited the accompanying consolidated statements of income and comprehensive income, shareholders' equity, and cash flows of White Mountains Insurance Group, Ltd. and Subsidiaries (the "Company") for the year ended December 31, 1998 (collectively, the "consolidated financial statements"). In connection with our audit of the consolidated financial statements, we also have audited the 1998 financial information in Schedule II Condensed financial information of the registrant, Schedule III Supplementary insurance information,
Schedule IV Reinsurance, Schedule V Valuation and qualifying accounts, and
Schedule VI Supplemental information for property-casualty insurance underwriters (collectively, the "financial statement schedules"). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. We did not audit the consolidated financial statements of Folksamerica Holding Company, Inc. ("Folksamerica"), a wholly-owned subsidiary and Financial Security Assurance Holdings, Ltd. ("FSA"), an 11.6 percent owned equity investee company. The financial statements of Folksamerica reflect total revenues of 27.0 percent in 1998 of the related consolidated totals. The Company's equity in earnings of FSA was $13.8 million for the year ended December 31, 1998. The financial statements of Folksamerica and FSA were audited by other auditors, PricewaterhouseCoopers LLP, whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for Folksamerica and FSA, is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of White Mountains Insurance Group, Ltd. and Subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the reports of other auditors, the 1998 information in the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

February 12, 1999
Providence, Rhode Island

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for 2000 and 1999 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.


                                                   2000 Three Months Ended (a)        1999 Three Months Ended (b)
                                               --------------------------------- ------------------------------------
Millions, except per share amounts             Dec. 31 Sept. 30  June 30  Mar. 31  Dec. 31 Sept. 30  June 30  Mar. 31
---------------------------------------------------------------------------------------------------------------------

Revenues                                        $ 55.1   $546.1  $ 163.9  $  83.1   $146.3   $106.5   $199.5  $ 126.9
Expenses                                          79.3    161.9    161.0     90.6    129.3     83.4     94.7    110.3
                                                ---------------------------------------------------------------------
Pretax earnings (loss)                           (24.2)   384.2      2.9    (7.5)     17.0     23.1    104.8     16.6
Income tax benefit (provision)                     8.4    (49.7)   (3.1)      1.9      2.7    (9.0)    (41.0)   (5.8)
                                                ---------------------------------------------------------------------
Net income (loss) from continuing operations     (15.8)   334.5     (.2)    (5.6)     19.7     14.1     63.8     10.8
Net income (loss) from discontinued operations       -     95.0        -        -    (3.3)        -     12.9      3.0
                                                ---------------------------------------------------------------------
Net income (loss)                               $(15.8)  $429.5  $  (.2)  $ (5.6)   $ 16.4   $ 14.1   $ 76.7  $  13.8
                                                =====================================================================

Net income (loss) from continuing operations per Share:
  Basic                                         $(2.68)  $56.86  $ (.03)  $ (.94)   $ 2.73   $ 2.72   $11.58  $  1.84
  Diluted                                        (2.68)   56.59    (.03)    (.94)     2.69     2.43    11.56     1.64
                                                =====================================================================
Net income (loss) per Share:
  Basic                                         $(2.68)  $73.02  $ (.03)  $ (.94)   $ 2.73   $ 2.72   $13.94  $  2.36
  Diluted                                        (2.68)   72.67    (.03)    (.94)     2.69     2.43    12.41     2.10
=====================================================================================================================


(a) The quarterly amounts subsequent to March 31, 2000 reflect the acquisitions of PCA and Risk Capital. The quarterly amounts for the three month period ended September 30, 2000 reflect the Dexia Sale and a $95.0 million reserve release relating to Fireman's Fund. The quarterly amounts for the three month period ended December 31, 2000 have been impacted by a significant reinsurance contract with a third party.
(b) The quarterly amounts for the three month period ended June 30, 1999 reflect the VGI Sale and the Mortgage Banking Sale. The Mortgage Banking Sale represented a decision by the Company to exit the mortgage banking business. As a result, all mortgage banking activities are presented herein as discontinued operations.

SCHEDULE I


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 2000

---------------------------------------------------------------------------------------------------------------------
                                                                                                                FAIR
Millions                                                                                    Cost               VALUE
---------------------------------------------------------------------------------------------------------------------

Fixed maturities:
   Bonds:
      United States Government and government agencies and authorities                   $   411.8          $   421.5
      Corporate bonds                                                                        310.6              312.9
      States, municipalities and political subdivisions                                      265.7              268.5
      Foreign governments                                                                     52.2               52.4
      Redeemable preferred stocks                                                             22.7               23.3
                                                                                        -----------------------------
   Total fixed maturities                                                                  1,063.0            1,078.6
                                                                                        -----------------------------
Common equity securities:
      Banks, trust and insurance companies                                                    47.1               63.0
      Industrial, miscellaneous and other                                                     80.4               81.8
                                                                                        -----------------------------
   Total common equity securities                                                            127.5              144.8
Other investments                                                                            117.3              142.9
Short-term investments                                                                       735.9              735.9
---------------------------------------------------------------------------------------------------------------------
     Total investments                                                                   $ 2,043.7          $ 2,102.2
=====================================================================================================================

NOTE - fair value was equal to carrying value at December 31, 2000.

SCHEDULE II


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                (REGISTRANT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         ----------------------------
Millions                                                                                        2000             1999
---------------------------------------------------------------------------------------------------------------------
Assets:
   Fixed maturities                                                                        $       -        $    39.6
   Common equity securities and other investments                                               30.5             26.3
   Short-term investments, at amortized cost                                                    96.4              5.7
   Other assets                                                                                 56.8              1.2
   Investments in consolidated affiliates                                                    1,040.3            770.9
                                                                                         ----------------------------
     Total assets                                                                          $ 1,224.0        $   843.7
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Short-term debt                                                                        $       -        $     4.0
    Long-term debt                                                                              96.0             96.0
    Deferred credits                                                                            37.0             57.8
    Accounts payable and other liabilities                                                      44.5             71.6
                                                                                         ----------------------------
     Total liabilities                                                                         177.5            229.4
Shareholders' equity                                                                         1,046.5            614.3
                                                                                         ----------------------------
     Total liabilities and shareholders' equity                                            $ 1,224.0        $   843.7
=====================================================================================================================


             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                       Year Ended December 31,
                                                                            -----------------------------------------
Millions                                                                        2000            1999             1998
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $   26.8          $ 29.1            $28.9
Expenses                                                                        43.5            46.6             23.2
                                                                            -----------------------------------------
Pretax earnings (loss)                                                        (16.7)          (17.5)              5.7
Income tax provision                                                          (26.6)           (6.0)            (8.3)
                                                                            -----------------------------------------
Net loss                                                                      (43.3)          (23.5)            (2.6)
Earnings from consolidated affiliates                                          356.2           131.9             53.7
Earnings from discontinued operations, after tax                                95.0            12.6             27.4
                                                                            -----------------------------------------
Consolidated net income                                                        407.9           121.0             78.5
Other comprehensive net income (loss) items, after tax                          39.7          (118.0)           (8.9)
                                                                            -----------------------------------------
Consolidated comprehensive net income                                       $  447.6          $   3.0           $69.6
=====================================================================================================================

SCHEDULE II
(CONTINUED)

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                (REGISTRANT ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                 ------------------------------------
Millions                                                                            2000            1999         1998
---------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 407.9      $    121.0     $   78.5
Reconciliation of net income to net cash from operating activities:
    Net realized gains on sales of investments and insurance assets                (2.7)          (21.7)       (26.7)
    Distributions from consolidated subsidiaries in excess of current earnings         -           213.0            -
    Undistributed current earnings from consolidated subsidiaries                 (250.1)              -       (78.0)
    Amortization of deferred credits                                              (20.8)               -            -
    Deferred income tax provision                                                      -            39.7           .1
    Release of tax reserve on sale of former insurance subsidiary                 (95.0)               -            -
    (Increase) decrease in other assets                                           (24.3)             2.5        (4.2)
    Increase (decrease) in accounts payable and other liabilities                   37.3         (112.5)         18.1
                                                                                 ------------------------------------
Net cash provided from (used for) operating activities                              52.3           242.0       (12.2)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in short-term investments, net of balances acquired   (84.8)            18.3        (8.5)
    Sales of investment securities                                                  53.8             5.4            -
    Purchases of investment securities                                             (1.4)               -            -
    Investments in consolidated affiliates, net of balances acquired                   -          (73.5)            -
    Investments in unconsolidated affiliates                                           -          (50.0)            -
    Sale of securities carried in other assets                                         -               -         26.8
                                                                                 ------------------------------------
Net cash (used for) provided from investing activities                            (32.4)          (99.8)         18.3
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchases of common shares retired                                             (8.8)         (139.4)       (19.5)
    Proceeds from exercises of warrants and options to acquire Shares                  -            21.7            -
    Repayment of long-term debt                                                    (4.0)          (15.9)            -
    Intercompany borrowings from subsidiaries                                          -               -         23.0
    Cash dividends paid to common shareholders                                     (7.1)           (8.8)        (9.4)
                                                                                 ------------------------------------
Net cash used for financing activities                                            (19.9)         (142.4)        (5.9)
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash during year                                            -            (.2)           .2
Cash balance at beginning of year                                                      -             .2            -
---------------------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                      $     -      $        -     $     .2
=====================================================================================================================

SCHEDULE III


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                       SUPPLEMENTARY INSURANCE INFORMATION
                                   (MILLIONS)


           Column A                 Column B        Column C      Column D     Column E      Column F       Column G      Column H
-----------------------------------------------------------------------------------------------------------------------------------
                                               Future policy                                                             Benefits,
                                                   benefits,                Other policy                                   claims,
                                    Deferred   losses, claims                claims and                     Net        losses, and
                                 acquisition        and loss      Unearned     benefits      Premiums    investment     settlement
Segment                                costs        expenses      premiums      payable        earned    income (b)       expenses
-----------------------------------------------------------------------------------------------------------------------------------
Years ended:

 December 31, 2000:
   Reinsurance                        $ 26.2        $1,500.7        $171.9         $  -       $ 312.5         $ 57.4       $ 270.8
   Property casualty insurance           1.0            55.6          10.1            -          21.9            8.3          16.9

 December 31, 1999:
   Reinsurance                        $ 21.3        $  782.1        $ 79.0         $  -       $ 211.0         $ 49.1       $ 182.2
   Property casualty insurance            .9            68.9          13.1            -          72.2            4.9          60.1

 December 31, 1998:
   Reinsurance (a)                    $ 20.7        $  723.2        $ 71.2         $  -      $   85.4         $ 18.1       $  59.7
   Property casualty insurance          14.7            88.5          81.9            -         160.6            8.3         115.1
-----------------------------------------------------------------------------------------------------------------------------------

           Column A                  Column I       Column J     Column K
-------------------------------------------------------------------------
                                 Amortization
                                  of deferred
                                       policy          Other
                                  acquisition      operating     Premiums
Segment                                 costs       expenses      written
-------------------------------------------------------------------------
Years ended:

 December 31, 2000:
   Reinsurance                         $ 98.0           $  -      $ 332.6
   Property casualty insurance            3.1              -         22.6

 December 31, 1999:
   Reinsurance                         $ 64.3           $  -      $ 201.7
   Property casualty insurance            9.1              -         73.0

 December 31, 1998:
   Reinsurance (a)                     $ 29.1            $ -     $   73.7
   Property casualty insurance           25.7              -        164.9
-------------------------------------------------------------------------

(a) The amounts shown for Reinsurance in columns F through K represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

(b) The amounts shown exclude net investment income relating to non-insurance operations of $20.2 million, $7.9 million and $10.4 million for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

SCHEDULE IV


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                   REINSURANCE


------------------------------------------------------------------------------------------------------------------------
                     Column A                           Column B     Column C     Column D      Column E        Column F
------------------------------------------------------------------------------------------------------------------------
                                                                     Ceded to      Assumed                    Percentage
Premiums earned                                            Gross        other   from other           Net       of amount
(Dollars in millions)                                     amount    companies    companies        amount  assumed to net
------------------------------------------------------------------------------------------------------------------------
Years ended:

December 31, 2000:
   Property and casualty insurance                       $  28.4    $   (6.9)    $      .4      $   21.9            1.8%
   Reinsurance                                               4.1      (167.7)        476.1         312.5          152.4%

December 31, 1999:
   Property and casualty insurance                       $  61.4     $ (28.8)      $  39.6      $   72.2           54.8%
   Reinsurance                                               2.4       (32.4)        241.0         211.0          114.2%

December 31, 1998:
   Property and casualty insurance                        $104.4     $ (13.1)      $  69.3       $ 160.6           43.2%
   Reinsurance (a)                                           2.0        (8.8)         92.2          85.4          108.0%
------------------------------------------------------------------------------------------------------------------------

(a) Amounts shown in columns B through F represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

SCHEDULE V



                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                        VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------------
                    Column A                           Column B          Column C              Column D      Column E
---------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                                  ----------------------
                                                     Balance at    Charged to    Charged                      Balance
                                                      beginning     costs and   to other     Deductions        at end
Millions                                              of period      expenses   accounts      described     of period
---------------------------------------------------------------------------------------------------------------------
Years ended:

December 31, 2000:
   Reinsurance recoverable:
      Allowance for reinsurance balances                  $ 1.2          $  -       $  -         $    -         $ 1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                  1.1             -          -              -           1.1

December 31, 1999:
   Reinsurance recoverable:
      Allowance for reinsurance balances                  $ 1.2          $  -       $  -         $    -         $ 1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                   .4             -          -             .7(a)        1.1

December 31, 1998:
   Reinsurance recoverable:
      Allowance for reinsurance balances (b)               $  -          $  -       $  -       $    1.2(a)      $ 1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                   .3           1.9          -          (1.8)(b)         .4
---------------------------------------------------------------------------------------------------------------------

(a) Represents allowances acquired from insurance and reinsurance operations purchased
(b)  Represents charge-offs of balances receivable

SCHEDULE VI


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
    SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
                                   (MILLIONS)



           Column A                Column B        Column C     Column D     Column E      Column F       Column G
-------------------------------------------------------------------------------------------------------------------

                                               Reserves for
                                              Unpaid Claims  Discount, if
                                   Deferred      and Claims          any,                                       Net
                                 acquisition     Adjustment   deducted in     Unearned        Earned     investment
    Affiliation with registrant       costs        Expenses      Column C     Premiums      Premiums         income
-------------------------------------------------------------------------------------------------------------------
     Consolidated reinsurance
                  operations:
                         2000        $ 26.2       $ 1,500.7          $ -      $ 171.9       $ 312.5         $ 57.4
                         1999          21.3           782.1            -         79.0         211.0           49.1
                         1998(a)       20.7           723.2            -         71.2          85.4           18.1

    Consolidated property and
casualty insurance operations:
                         2000       $   1.0     $      55.6          $ -      $  10.1      $   21.9        $   8.3
                         1999            .9            68.9            -         13.1          72.2            4.9
                         1998          14.7            88.5            -         81.9         160.6            8.3

   50%-or-less owned property
  and casualty investees (b):
                         2000        $ 18.8       $   101.1          $ -       $ 64.8       $ 127.1         $ 11.8
                         1999          17.5            99.2            -         59.2         118.7           12.5
                         1998          16.0           106.1            -         56.5         103.6           10.1
-------------------------------------------------------------------------------------------------------------------


           Column A                       Column H             Column I     Column J    Column K
------------------------------------------------------------------------------------------------
                                      Claims and Claims
                                     Adjustment Expenses   Amortization
                                     Incurred Related to    of deferred   Paid Claims
                                      (1)          (2)           policy    and Claims
                                    Current       Prior     acquisition    Adjustment    Premiums
    Affiliation with registrant       Year         Year           costs      Expenses     written
-------------------------------------------------------------------------------------------------
     Consolidated reinsurance
                  operations:
                         2000       $ 247.9     $ 22.9         $ 98.0       $ 415.0      $ 332.6
                         1999         152.9       29.3           64.3         237.0        201.7
                         1998(a)       58.6        1.1           29.1          67.5         73.7

    Consolidated property and
casualty insurance operations:
                         2000       $ 16.2      $  .7         $   3.1        $ 21.1     $   22.6
                         1999         57.5        2.6             9.1          38.3         73.0
                         1998        108.4        6.7            25.7          98.7        164.9

   50%-or-less owned property
  and casualty investees (b):
                         2000       $ 91.9      $(3.3)          $ 37.2        $ 89.0      $ 132.7
                         1999         89.3       (7.0)            34.4          84.3        121.3
                         1998         82.5       (5.1)            24.2          48.1        118.3
-------------------------------------------------------------------------------------------------

(a) The amounts shown for Reinsurance in columns F through K represent activity for Folksamerica from August 18, 1998 through December 31, 1998.

(b) The amounts shown represent White Mountains' share of its property and casualty affiliate, MSA, which was 50.0% owned during the three year period ended December 31, 2000.