Form 10-Q
period 2001-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2001-05-14
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

  As of May 14, 2001, 5,896,115 Common Shares with a par value of $1.00 per share were outstanding (which includes 21,000 restricted Common Shares which were not vested at such date).

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                            --------

     ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                  March 31, 2001 (Unaudited), and December 31, 2000                               3

                  Consolidated Statements of Income and Comprehensive Income
                  (Unaudited), Three Months Ended March 31, 2001 and 2000                         4

                  Consolidated Statements of Cash Flows (Unaudited),
                  Three Months Ended March 31, 2001 and 2000                                      5

                  Condensed Notes to Consolidated Financial
                  Statements (Unaudited)                                                          6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     17


PART II. OTHER INFORMATION


     ITEMS 1 THROUGH 6                                                                           18



SIGNATURES                                                                                       19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                      March 31,              December 31,
                                                                                       2001                      2000
                                                                                   --------------            ------------
                                                                                   (UNAUDITED)
ASSETS

Fixed maturity investments, at fair value (cost: $1,023.0 and $1,063.0)            $     1,049.2             $    1,078.6
Short-term investments, at amortized cost (which approximated market value)                750.8                    735.9
Common equity securities, at fair value (cost: $175.5 and $127.5)                          179.7                    144.8
Other investments (cost: $79.5 and $117.3)                                                  90.0                    142.9
                                                                                   --------------            -------------
        Total investments                                                                2,069.7                  2,102.2

Cash                                                                                         6.4                      4.4
Reinsurance recoverable on paid and unpaid losses                                          806.2                    777.2
Investment in Main Street America Holdings, Inc.                                           127.7                    130.6
Deferred tax asset                                                                         118.4                    105.1
Insurance and reinsurance balances receivable                                              103.0                    105.7
Deferred acquisition costs                                                                  29.4                     27.2
Goodwill                                                                                    24.6                     25.4
Other assets                                                                               303.5                    267.4
                                                                                   --------------            -------------
TOTAL ASSETS                                                                       $     3,588.9             $    3,545.2
                                                                                   ==============            =============

LIABILITIES

Loss and loss adjustment expense reserves                                          $     1,549.2             $    1,556.3
Funds held under reinsurance treaties                                                      450.1                    420.0
Unearned insurance and reinsurance premiums                                                192.9                    182.0
Debt                                                                                        96.0                     96.0
Deferred credits                                                                            83.5                     92.2
Accounts payable and other liabilities                                                     176.2                    152.2
                                                                                   --------------            -------------
        Total liabilities                                                                2,547.9                  2,498.7
                                                                                   --------------            -------------

SHAREHOLDERS' EQUITY

Common Shares at $1 par value per share - authorized 50,000,000 shares;
    issued and outstanding 5,901,115 and 5,880,115 shares                                    5.9                      5.9
Paid-in surplus                                                                             72.7                     66.2
Retained earnings                                                                          938.7                    927.5
Accumulated other comprehensive income, after tax                                           29.9                     46.9
Unearned compensation - restricted stock awards                                             (6.2)                       -
                                                                                   --------------            -------------
        Total shareholders' equity                                                       1,041.0                  1,046.5
                                                                                   --------------            -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $     3,588.9             $    3,545.2
                                                                                   ==============            =============


           See Notes to Condensed Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   -----------------------
                                                                                       2001         2000
                                                                                   ----------   ----------
REVENUES:
  Earned insurance and reinsurance premiums                                        $    97.7    $    70.4
  Net investment income                                                                 24.0         14.5
  Net gain (loss) from sales of investments and other assets                            21.4         (6.0)
  Amortization of deferred credits                                                       8.7          7.8
  Earnings (losses) from unconsolidated insurance affiliates                              .3         (3.8)
  Other revenue                                                                          2.2           .2
                                                                                   ----------   ----------
     Total revenues                                                                    154.3         83.1
                                                                                   ----------   ----------
EXPENSES:
  Losses and loss adjustment expenses                                                   90.2         53.0
  Insurance and reinsurance acquisition expenses                                        23.0         17.9
  Compensation and benefits                                                             13.6          6.7
  General expenses                                                                       9.6          8.9
  Interest expense                                                                       1.9          4.1
                                                                                   ----------   ----------
     Total expenses                                                                    138.3         90.6
                                                                                   ----------   ----------

PRETAX EARNINGS (LOSS)                                                                  16.0         (7.5)

  Tax benefit                                                                           (1.1)        (1.9)
                                                                                   ----------   ----------

NET INCOME (LOSS)                                                                       17.1         (5.6)
                                                                                   ==========   ==========

OTHER COMPREHENSIVE INCOME ITEMS ARISING DURING THE PERIOD, AFTER TAX:

  Net change in unrealized gains and losses for investments held                        (8.1)        33.3
  Net change in foreign currency translation                                             (.6)         (.1)
  Recognition of net unrealized (gains) losses for investments sold                     (8.3)         4.6
                                                                                   ----------   ----------
COMPREHENSIVE NET INCOME                                                           $      .1    $    32.2
                                                                                   ==========   ==========

BASIC EARNINGS PER SHARE:
   Net income (loss)                                                               $    2.91    $    (.94)
   Comprehensive net income                                                              .01         5.45

DILUTED EARNINGS PER SHARE:
   Net income (loss)                                                               $    2.88    $    (.94)
   Comprehensive net income                                                              .01         5.45

DIVIDENDS DECLARED PER COMMON SHARE                                                $    1.00    $     .40



           See Notes to Condensed Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                    ---------------------------------
                                                                                          2001              2000
                                                                                    ---------------    --------------
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                                                   $         17.1     $        (5.6)
Charges (credits) to reconcile net income to cash flows from operations:
  Undistributed (earnings) loss from unconsolidated insurance affiliates                       (.3)              4.6
  Net (gain) loss from sales of investments and other assets                                 (21.4)              6.0
  Amortization of deferred credits                                                            (8.7)             (7.8)
  Increase in reinsurance recoverable                                                        (29.1)             (6.0)
  Net change in funds held and insurance and reinsurance balances receivable                  29.5             (2.2)
  Increase in unearned insurance premiums                                                     10.9                .1
  Decrease in insurance loss and loss adjustment expense reserves                             (7.1)            (15.5)
  Net change in current and deferred income taxes receivable and payable                      (1.0)            (40.6)
  Net change in other assets                                                                 (11.6)             (1.6)
  Net change in other liabilities                                                             (6.0)             10.7
  Other items, net                                                                             4.1               7.6
                                                                                    ---------------    --------------

NET CASH FLOWS USED FOR OPERATIONS                                                           (23.6)            (50.3)
                                                                                    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in short-term investments                                                     (18.8)            (37.8)
  Sales of common equity securities and other investments                                     38.1              58.4
  Sales of fixed maturity investments                                                         37.5             183.3
  Maturities of fixed maturity investments                                                    24.2               1.0
  Purchases of common equity securities and other investments                                (41.7)            (70.7)
  Purchases of fixed maturity investments                                                    (28.6)            (18.8)
  Purchase of consolidated affiliate                                                             -            (57.2)
  Sale of consolidated affiliate                                                              23.6                 -
  Net purchases of fixed assets                                                               (2.8)              (.1)
                                                                                    ---------------    --------------

NET CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES                                             31.5              58.1
                                                                                    ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid to shareholders                                                         (5.9)             (2.4)
  Repayment of debt                                                                              -              (4.0)
  Purchases of shares retired                                                                    -              (5.3)
                                                                                    ---------------    --------------

NET CASH USED FOR FINANCING ACTIVITIES                                                        (5.9)            (11.7)
                                                                                    ---------------    --------------

NET INCREASE (DECREASE) IN CASH DURING PERIOD                                                  2.0              (3.9)

CASH BALANCES AT BEGINNING OF PERIOD                                                           4.4               3.9
                                                                                    ---------------    --------------

CASH BALANCE AT END OF PERIOD                                                       $          6.4     $           -
                                                                                    ==============     ==============
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                                     $         (3.3)    $        (5.3)
  Net taxes received (paid)                                                                     .3             (38.5)



           See Notes to Condensed Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These condensed consolidated financial statements include the accounts of the White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda corporation with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM11. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HMDX.

White Mountains' consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). Folksamerica also owns American Centennial Insurance Company ("ACIC") and British Insurance Company of Cayman ("BICC"), both of which are in run-off. White Mountains' consolidated property and casualty insurance operations are conducted through Peninsula Insurance Company ("PIC"). White Mountains' investment in Main Street America Holdings, Inc. ("MSA") at March 31, 2001 consisted of a 50% interest in MSA, a stock subsidiary of National Grange Mutual ("NGM"). MSA shares 60% of NGM's pool of east coast "main street" commercial and personal lines business. White Mountains' investment in unconsolidated affiliates at March 31, 2000 consisted of a 26% interest in Financial Security Assurance Holdings Ltd. ("FSA"), which writes municipal and commercial bond credit enhancement insurance, as well as its investment in MSA.

All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated affiliates.

DEFERRED CREDITS AND GOODWILL

As of March 31, 2001 and December 31, 2000, White Mountains had deferred credit balances of $83.5 million and $92.2 million, respectively, and goodwill of $24.6 million and $25.4 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

In May 2000 White Mountains completed its acquisition of the reinsurance operations of Risk Capital Reinsurance Company ("the Risk Capital Operations") for $20.3 million in cash plus related expenses. Because the cost of the Risk Capital Operations was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million in goodwill at acquisition ($22.7 million and $23.3 million at March 31, 2001 and December 31, 2000, respectively) which is being amortized to income over the estimated period of benefit of ten years.

In March 2000 White Mountains acquired PCA for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition ($31.6 million and $33.0 million at March 31, 2001 and December 31, 2000, respectively) which is being amortized to income over the estimated period of benefit of six years.

In October 1999 White Mountains acquired the International American Group ("IAG", which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring IAG was less than the value of their net identifiable assets, the Company recorded a $62.0 million deferred credit at acquisition ($31.8 million and $37.0 million at March 31, 2001 and December 31, 2000, respectively) which is being amortized to income over the estimated period of benefit of three years.

In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($20.1 million and $22.2 million at March 31, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of five years.

SALE OF WATERFORD INSURANCE COMPANY ("WIC")

On January 5, 2001, the Company completed the sale of its wholly-owned insurance subsidiary, WIC, to a third party for $23.6 million of cash proceeds net of transaction expenses. The Company recognized an after tax gain on the sale of WIC of $11.4 million. WIC ceased actively writing insurance during 1999. WIC's operating results were immaterial to the Company's financial position for the period ended March 31, 2000.

FOREIGN CURRENCY TRANSLATION

Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in foreign currencies. Net after tax losses from foreign currency translation of $1.3 million $.7 million at March 31, 2001 and December 31, 2000, respectively, were recorded in shareholders' equity as a component of accumulated other comprehensive income. Changes in the values of Folkamerica's and BICC's operations denominated in foreign currency, after tax, are reported on the income and comprehensive income statement as a component of other comprehensive net income.

NOTE 2.  REINSURANCE AND INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' consolidated insurance and reinsurance operations for the three months ended March 31, 2001 and 2000:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                                -----------------------
Millions                                                                                           2001         2000
-----------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                                         $ 1,556.3     $  851.0
    Less beginning reinsurance recoverable on unpaid losses                                        (726.5)      (167.7)
                                                                                                -----------------------
Net loss and loss adjustment expense reserves                                                       829.8        683.3

Net loss and loss adjustment expense reserves acquired - PCA(1)                                         -        252.3
Losses and loss adjustment expenses incurred relating to:
    Current year losses                                                                              79.0         51.4
    Prior year losses                                                                                11.2          1.6
                                                                                                -----------------------
Total incurred losses and loss adjustment expenses                                                   90.2         53.0

Loss and loss adjustment expenses paid relating to:
    Current year losses                                                                              (3.0)        (2.8)
    Prior year losses                                                                              (121.1)       (69.1)
                                                                                                -----------------------
Total loss and loss adjustment expense payments                                                    (124.1)       (71.9)

Net ending balance                                                                                  795.9        916.7

    Plus ending reinsurance recoverable on unpaid losses                                            753.3        324.3
                                                                                                -----------------------
Gross ending balance                                                                            $ 1,549.2     $1,241.0
=======================================================================================================================


(1) Reinsurance recoverables on unpaid losses acquired in the PCA acquisition totalled $153.3 million.

Incurred losses and loss adjustment expenses totaling $11.2 million for the three months ended March 31, 2001 related to prior accident years are primarily from higher than expected reported losses in Folksamerica's property excess line. Incurred losses and loss adjustment expenses totalling $1.6 million for the three months ended March 31, 2000, related to prior accident years are primarily attributable to Folksamerica's reserve additions resulting from asbestos, environmental liability and breast implant exposures.


NOTE 3.  EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average number of the Company's common shares ("Shares") outstanding excluding unearned restricted Shares. Diluted earnings per share amounts are based on the weighted average number of Shares and the net effect of dilutive equivalent Shares outstanding. The following table outlines the Company's computation of earnings per Share for the three months ended March 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               --------------------
                                                                                                  2001       2000
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE NUMERATORS (IN MILLIONS):

Net income (loss)                                                                                $  17.1   $  (5.6)
                                                                                               =====================
Comprehensive net income                                                                         $    .1   $   32.2
                                                                                               --------------------
--------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):

Basic earnings per Share denominator (average Shares outstanding)                                  5,880      5,926

   Dilutive options to acquire Shares (1)                                                             51          -
                                                                                               --------------------
Diluted earnings per Share denominator                                                             5,931      5,926
                                                                                               --------------------
--------------------------------------------------------------------------------------------------------------------


BASIC EARNINGS PER SHARE (IN DOLLARS):

Net income (loss)                                                                                $  2.91   $  (.94)
                                                                                               =====================
Comprehensive net income                                                                         $   .01   $   5.45
                                                                                               --------------------
--------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE (IN DOLLARS):

Net income (loss)                                                                                $  2.88   $  (.94)
                                                                                                ====================
Comprehensive net income                                                                         $   .01   $   5.45
====================================================================================================================


(1) The 2001 period includes the net dilutive effects of options to acquire 81,000 Shares at an average price of $112.32 per Share. The 2000 period excludes the effects of such options as they were anti-dilutive during that period.


NOTE 4.  ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

Effective January 1, 2001, Folksamerica Reinsurance Company, PIC and ACIC were required to adopt new regulations implementing a codification of statutory accounting principles for insurers ("Codification"). The purpose of Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by state law.

Codification did not serve to materially change the aggregate policyholders' surplus of the Company's reinsurance and insurance operations as of March 31, 2001. However, the New York State Legislature established a regulation whereby codification standards which specifically conflict with existing New York law, including those standards relating to deferred taxes and goodwill, cannot be adopted by companies domiciled in New York. If New York had allowed the adoption of all proposed provisions, Codification would have served to increase the aggregate policyholders' surplus of Folksamerica as of March 31, 2001.

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

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company is not currently invested in traditional derivative financial instruments for hedging or for any other purpose. However, under SFAS 133 derivatives may be deemed to be embedded in other financial instruments. If the embedded derivatives meet certain criteria, they must be bifurcated from the original contract and separately accounted for in a manner that is consistent with other derivative financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on White Mountains' financial position or results of operations.

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

The exposure draft, in its current form, would be effective for interim and annual periods beginning after a final accounting standard is issued. As of March 31, 2001 and December 31, 2000, White Mountains had deferred credit balances of $83.5 million and $92.2 million, respectively, and goodwill of $24.6 million and $25.4 million, respectively.


NOTE 5.  SEGMENT INFORMATION

White Mountains has determined that its reportable segments include Reinsurance, Property and Casualty Insurance, Investment in Unconsolidated Insurance Affiliate(s) and Holding Company (primarily the operations of the Company and certain of its onshore and offshore subsidiary holding companies). Investment results are included within the segment to which the investments relate. The Company has made its determination of segments based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company's Board of Directors. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities and intercompany management fees (all of which have been eliminated herein). During the 2000 fourth quarter, ACIC and BICC were contributed to Folksamerica and are reported under the Reinsurance segment for 2001. This change in segment reporting was not material, therefore, the Company has not restated prior periods. Financial information presented by segment is shown below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                            Property and     Investments in
                                                                                Casualty     Unconsolidated    Holding
Millions                                                       Reinsurance     Insurance         Affiliates    Company      Total
----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                   $  93.1        $  5.9             $    -     $   -    $   99.0
Net investment income                                                 17.2            .7                  -        6.1       24.0
Net gain from sales of investments and other assets                    5.6             -                  -       15.8       21.4
Amortization of deferred credits                                       3.5             -                  -        5.2        8.7
Earnings from unconsolidated insurance affiliate                         -             -                 .3          -         .3
Other revenue                                                            -            .1                  -         .8         .9
                                                              --------------------------------------------------------------------
Total revenues                                                    $  119.4        $  6.7             $   .3     $ 27.9   $  154.3
                                                              ====================================================================
Pretax earnings (loss)                                            $  (3.3)        $    -             $   .3     $ 19.0      $16.0
==================================================================================================================================
Three Months Ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                  $   64.8        $  5.6             $    -     $    -   $   70.4
Net investment income                                                 11.7           2.1                  -         .7       14.5
Net gain (loss) from sales of investments and other assets            (6.7)            -                  -         .7       (6.0)
Amortization of deferred credits                                       1.9             -                 .1        5.8        7.8
Loss from unconsolidated insurance affiliates                            -             -               (3.8)         -       (3.8)
Other revenue                                                            -            .2                  -          -         .2
                                                              --------------------------------------------------------------------
Total revenues                                                    $   71.7        $  7.9             $ (3.7)    $  7.2   $   83.1
                                                              ====================================================================
Pretax earnings (loss)                                            $   (1.7)       $  2.0             $ (3.7)    $ (4.1)  $   (7.5)
==================================================================================================================================


----------------------------------------------------------------------------------------------------------------------------------
Millions                                                                    Property and
                                                                                Casualty         Investment    Holding
Ending assets                                                   Reinsurance    Insurance             in MSA    Company      Total
----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001                                                    $2,787.7        $ 53.3             $127.7     $620.2   $3,588.9
December 31, 2000                                                  2,681.4         156.6              130.6      576.6    3,545.2
===================================================================================================================================


NOTE 6.  PENDING ACQUISITION OF CGU

In September 2000 White Mountains entered into a definitive agreement with CGNU plc ("CGNU") to purchase its U.S. property and casualty insurance operations ("CGU"). The CGU purchase agreement, which was amended on October 15, 2000 and February 20, 2001, calls for a purchase price of $2.17 billion, subject to certain adjustments, of which $260.0 million will consist of a note payable (which must be paid in eighteen months in cash or Shares valued at $245.00 per Share, at the Company's sole option). In connection with the CGU transaction, White Mountains has arranged for up to $741.0 million of new equity commitments from a small group of outside investors and, on March 16, 2001, finalized its $875.0 million Credit Agreement with Lehman Brothers, Inc. ("Lehman").

NOTE 7. SUBSEQUENT EVENT

CASH TENDER OFFER AND CONSENT SOLICITATION FOR OUTSTANDING MEDIUM-TERM NOTES

On April 17, 2001 the Company repurchased $91.2 million of its $96.3 million of outstanding medium-term notes pursuant to a tender offer and consent solicitation dated March 15, 2001. As a result, the Company will record a $4.8 million loss on extinguishment of debt during the 2001 second quarter. The tender offer and consent solicitation permitted the Company to effect an amendment to the indenture governing the notes which will facilitate its acquisition of CGU.

Completion of the CGU acquisition is subject to, among other matters, the receipt of regulatory approvals, the completion of financing and the satisfaction of other customary conditions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

White Mountains reported net income of $17.1 million or $2.88 per diluted Share for the three months ended March 31, 2001, compared to a net loss of $5.6 million or $.94 per Share for the comparable 2000 period. Comprehensive net income, which includes other comprehensive income items (primarily changes in net unrealized investment gains and foreign currency translation for the period), was $.1 million or $.01 per Share for the three months ended March 31, 2001, compared to comprehensive net income of $32.2 million or $5.45 per Share for the comparable 2000 period.

White Mountains ended the first quarter of 2001 with a tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) of $185.44, a decrease of $2.21 from the December 31, 2000 tangible book value per Share of $187.65.

                      INSURANCE AND REINSURANCE OPERATIONS

CONSOLIDATED REINSURANCE OPERATIONS. Folksamerica reported a $11.0 million comprehensive net loss during the first quarter of 2001 versus $2.3 million of comprehensive net income for the comparable 2000 period. Folksamerica's comprehensive net loss for the first quarter of 2001 is primarily due to net unrealized losses from common stocks and other investments which exceeded net unrealized gains from fixed maturities, higher than expected reported losses from its property excess lines and approximately $3.5 million in catastrophe losses during the quarter related to the El Salvador earthquake and the Petrobras oil rig explosion in Brazil. Folksamerica's comprehensive net income for the first quarter of 2000 resulted primarily from net unrealized gains in its bond portfolio exceeding net unrealized losses in its portfolio of common stocks and other investments. A summary of selected data relating to Folksamerica is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
REINSURANCE OPERATIONS:                                                                          Ended March 31,
                                                                                              ----------------------
Dollars in millions                                                                               2001       2000
--------------------------------------------------------------------------------------------------------------------
    Net written premiums                                                                       $    98.3  $    67.4
    Earned premiums                                                                            $    91.8  $    64.8
GAAP Ratios:
    Loss and loss adjustment expense                                                                93.8%      77.8%
    Underwriting expense                                                                            27.1%      29.9%
                                                                                              ----------------------
            Combined                                                                               120.9%     107.7%
====================================================================================================================

Folksamerica's significant increases in written and earned premiums during the 2001 period is primarily attributable to its 2000 acquisition of the Risk Capital Operations. Folksamerica's first quarter 2001 GAAP combined ratio does not take into account the favorable impact of Folksamerica's retroactive reinsurance coverage with Imagine Re (the "Imagine Cover") which was entered into during the 2000 fourth quarter. Adverse development on reserves covered under the Imagine Cover are recorded currently and are therefore included in Folksamerica's first quarter 2001 combined ratio. However, the reinsurance benefit obtained from the Imagine Cover is deferred and recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. When adjusted for the full effects of reinsurance, Folksamerica's first quarter 2001 combined ratio is 116.5%.

CONSOLIDATED INSURANCE OPERATIONS. As of March 31, 2001, White Mountains consolidated insurance operations consisted principally of PIC. A summary of selected data relating to PIC is as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
INSURANCE OPERATIONS:                                                                            Ended March 31,
                                                                                             -----------------------
Dollars in millions                                                                                 2001   2000(a)
--------------------------------------------------------------------------------------------------------------------
    Net written premiums                                                                       $     7.2  $     5.7
    Earned premiums                                                                            $     5.9  $     5.3

GAAP Ratios:
    Loss and loss adjustment expense                                                                80.1%      74.9%
    Underwriting expense                                                                            28.5%      30.0%
                                                                                             -----------------------
            Combined                                                                               108.6%     104.9%
====================================================================================================================

(a) Amounts related to WIC have been excluded as they are immaterial to the presentation.

The increase in PIC's written premiums from the first quarter of 2000 to the first quarter of 2001 is primarily due to increases in both rates and policies in force in its commercial and non-standard auto lines. The increase in PIC's GAAP combined ratio is due to higher losses from Northeast winter storms in the first quarter of 2001 versus the comparable 2000 period.

SALE OF WIC. On January 5, 2001, the Company completed the sale of its wholly-owned insurance subsidiary, WIC, to a third party for $23.6 million of cash proceeds net of transaction expenses. The Company recognized an after tax gain on the sale of WIC of $11.4 million. WIC ceased actively writing insurance during 1999.

UNCONSOLIDATED INSURANCE OPERATIONS. White Mountains recorded a comprehensive net loss on its investment in MSA of $2.9 million during the first quarter of 2001 versus comprehensive net income of $1.5 million for the comparable 2000 period. The amounts recorded by White Mountains included income of $.3 million from MSA 's 2001 operations versus a loss of $.7 million for the comparable 2000 period. The net change in MSA's unrealized investment gains provided $3.2 million of its comprehensive net loss for the 2001 period compared to $2.2 million of comprehensive net income during the comparable 2000 period. The significant fluctuations in MSA's net investment gains from the 2000 first quarter to the 2001 first quarter principally resulted from a decrease in the value of its portfolio of common equity securities. MSA's combined ratio was 107% for the first quarter of 2001 versus a combined ratio of 109% for the comparable 2000 period.

White Mountains recorded comprehensive net income from its investment in FSA of $31.8 million during the 2000 first quarter. The amounts recorded by White Mountains included a loss of $3.1 million ($1.7 million after tax) on FSA's first quarter 2000 operations offset by $33.5 million in after tax unrealized gains recorded from the Company's investment in FSA. FSA's net loss for the 2000 period resulted principally from increased expenses for employee equity-based compensation programs, which rose significantly along with the market value of FSA common stock after Dexia S.A. announced during the period that it would acquire FSA during 2000.

                              INVESTMENT OPERATIONS

Net investment income totalled $24.0 million for the 2001 first quarter compared to $14.5 million for the comparable 2000 period. White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity investments and dividend income from its equity investments. The increase in net investment income from the 2000 to 2001 periods is primarily attributable to the acquisitions of PCA and the Risk Capital Operations which resulted in a significant increase in average invested assets during the 2001 period.

White Mountains records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings, changes in the value of its convertible securities to acquire the common stock of FSA, when applicable, and changes in its equity in the net unrealized investment gains and losses of its unconsolidated insurance affiliates. The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliate(s) were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,
                                                                                             -----------------------
Millions                                                                                         2001          2000
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) from investment securities                                      $  38.8       $ (18.2)
Net unrealized gains (losses) from investment in unconsolidated affiliate(s)                      (.3)         82.2
                                                                                             -----------------------
  Total ending net unrealized investment gains, before tax                                       38.5          64.0
     Deferred income taxes attributable to such gains                                            (7.3)        (18.9)
                                                                                             -----------------------
  Total ending net unrealized investment gains, after tax                                     $  31.2       $  45.1
====================================================================================================================

The components of White Mountains' change in net unrealized investment gains, after tax, as recorded on its statements of income and comprehensive income were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,
                                                                                             -----------------------
Millions                                                                                         2001          2000
--------------------------------------------------------------------------------------------------------------------
Recognition of net unrealized gains (losses) for investments sold                              $   10.2     $  (6.0)
  Income taxes applicable to such gains and losses                                                 (1.9)        1.4
                                                                                             -----------------------
Recognition of net unrealized gains (losses) for investments sold, after tax                   $    8.3     $  (4.6)
                                                                                             =======================
Net decrease in unrealized gains and losses for investments held                               $   (9.5)    $  (8.8)
Net increase (decrease) in unrealized gains from investments in unconsolidated affiliates          (3.2)       53.0
                                                                                              ----------------------
  Net increase (decrease) in unrealized gains and losses for investments held                     (12.7)       44.2
     Deferred income taxes attributable to such gains and losses                                    4.6       (10.9)
                                                                                              ----------------------
  Net increase (decrease) in unrealized gains and losses for investments held, after tax           (8.1)       33.3
Recognition of net unrealized (gains) losses for investments sold, after tax                       (8.3)        4.6
                                                                                              ----------------------
Net increase (decrease) in unrealized investment gains, after tax                              $  (16.4)    $  37.9
====================================================================================================================

The $8.1 million decrease in after tax net unrealized gains for investments held during the 2001 first quarter primarily reflects after tax decreases in the values of the common equity portfolios of both White Mountains and MSA. The $33.3 million increase in after tax net unrealized gains for investments held during the comparable 2000 period primarily reflects unrealized losses in the value of Folksamerica's fixed maturity portfolio due to an increase in market interest rates during the period as well as an increase in the fair value of White Mountains' investment in FSA convertible securities.

                               EXPENSES AND TAXES

Losses and loss adjustment expenses totalled $90.2 million for the 2001 first quarter versus $53.0 million for the comparable 2000 period. Insurance and reinsurance acquisition expenses totalled $23.0 million for the 2001 first quarter versus $17.9 million for the comparable 2000 period. The increases in these insurance expenses from the 2000 to 2001 period is primarily attributable to the acquisitions of PCA and the Risk Capital Operations.

Compensation and benefits expenses totalled $13.6 million for the 2001 first quarter versus $6.7 million for the comparable 2000 period. The increase in compensation and benefits expenses for the 2001 period resulted primarily from an increase in Share-based contingent compensation accruals which resulted from anticipation of above-plan results for certain performance share cycles as well as an increase in the market value of Shares during the 2001 first quarter.

General expenses totalled $9.6 million for the 2001 first quarter versus $8.9 million during the comparable 2000 period. The increase in general expenses during the 2001 period is primarily attributable to an increase in general expenses resulting from goodwill amortization related to the Risk Capital Operations.

Interest expense totalled $1.9 million for the 2001 first quarter versus $4.1 million during the comparable 2000 period. The decrease in interest expense for the 2001 period resulted from Folksamerica's repayment of all its outstanding bank indebtedness during the 2000 fourth quarter.

As a result of the Company's redomestication to Bermuda, income earned by its offshore subsidiaries in subsequent periods is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of losses incurred by such companies. Income earned by the Company's onshore subsidiaries continues to be subject to United States income taxes. During the 2001 first quarter, White Mountains recorded a $1.1 million tax benefit which consisted of a Federal and state income tax benefit of $.5 million and a foreign and United States withholding tax benefit of $.6 million related to prior year accruals. During the 2000 first quarter, White Mountains recorded a $1.9 million tax benefit which consisted of a Federal and state income tax benefit of $2.1 million and a foreign and United States withholding tax provision of $.2 million.


LIQUIDITY AND CAPITAL RESOURCES

White Mountains made significant acquisitions of run-off insurance portfolios during the 1999 and 2000 period. These transactions involved the assumption of sizable portfolios of invested assets on favorable terms, as well as the assumption of insurance liabilities. Run-off liabilities paid are shown on the Company's statement of cash flows as uses of operating cash whereby sales of the related assets acquired are shown as sources of cash from investing activities.

On January 5, 2001, White Mountains completed the sale of WIC to a third party for consideration of $23.6 million in cash net of transaction related expenses.

During March of 2001, the Company declared and paid $5.9 million in dividends to shareholders.

During the 2001 first quarter, the Company issued 21,000 restricted Shares to its employees which will vest in December 2002.

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

On April 17, 2001 the Company repurchased $91.2 million of its $96.3 million of outstanding medium-term notes pursuant to a tender offer and consent solicitation dated March 15, 2001. As a result, the Company will record a $4.8 million loss on extinguishment of debt during the 2001 second quarter. The tender offer and consent solicitation permitted the Company to effect an amendment to the indenture governing the notes which will facilitate its acquisition of CGU.

Completion of the CGU acquisition is subject to, among other matters, the receipt of regulatory approvals, the completion of financing and the satisfaction of other customary conditions.


FORWARD LOOKING STATEMENTS

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

In its filings with the Securities and Exchange Commission, reports to shareholders, press releases and other written and oral communications, White Mountains from time to time makes forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and deferred credit per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates", "expects", "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*

           (b)    Reports on Form 8-K

                  On February 20, 2001, the Registrant filed a Form 8-K (Item 5) which announced that it had amended its definitive agreement to acquire CGU and that the Company had revised the terms of its debt financing commitment with Lehman.


           * Not included as an exhibit as the information is contained elsewhere within report. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                      (Registrant)




Date: May 14, 2001                    By:          /s/
                                          ---------------------------------
                                      Michael S. Paquette
                                      Senior Vice President and Controller