Form 10-Q
period 2001-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2001-08-14
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

     As of August 10, 2001, 5,968,665 Common Shares with a par value of $1.00 per share were outstanding (which includes 94,500 restricted Common Shares which were not vested at such date).

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.



                                TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets,
           June 30, 2001 (Unaudited) and December 31, 2000                                  3

           Consolidated Statements of Income and Comprehensive Income
           (Unaudited), Three Months and Six Months Ended June 30, 2001 and 2000            4

           Consolidated Statements of Cash Flows (Unaudited),
           Six Months Ended June 30, 2001 and 2000                                          5

           Consolidated Statements of Common Shareholders' Equity (Unaudited),
           Six Months Ended June 30, 2001 and 2000                                          6

           Notes to Consolidated Financial
           Statements (Unaudited)                                                           7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                             16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      23


PART II. OTHER INFORMATION

   ITEMS 1 THROUGH 6                                                                       25


SIGNATURES                                                                                 28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                            JUNE 30,          DECEMBER 31,
                                                                                              2001               2000
                                                                                            --------          ------------
                                                                                           (UNAUDITED)
ASSETS

Fixed maturity investments, at fair value (cost: $7,673.7 and $1,063.0) .............      $   7,667.1         $  1,078.6
Short-term investments, at amortized cost (which approximates fair value) ...........            988.8              735.9
Common equity securities, at fair value (cost: $132.5 and $127.5) ...................            126.8              144.8
Other investments (cost: $146.0 and $117.3) .........................................            152.7              142.9
                                                                                             ---------           --------
       Total investments ............................................................          8,935.4            2,102.2

Cash ................................................................................             36.6                4.4
Reinsurance recoverable on paid and unpaid losses ...................................          2,860.1              777.2
Insurance and reinsurance balances receivable .......................................          1,331.4              105.7
Deferred tax asset ..................................................................            533.2              105.1
Deferred acquisition costs ..........................................................            367.6               27.2
Accrued investment income ...........................................................            115.5               20.1
Goodwill ............................................................................             23.8               25.4
Other assets ........................................................................            671.1              377.9
                                                                                             ---------           --------
TOTAL ASSETS ........................................................................      $  14,874.7         $  3,545.2
                                                                                             =========           ========
LIABILITIES

Loss and loss adjustment expense reserves ...........................................      $   7,862.1         $  1,556.3
Unearned insurance and reinsurance premiums .........................................          2,060.5              182.0
Debt ................................................................................          1,093.3               96.0
Deferred credits ....................................................................            748.6               92.2
Funds held under reinsurance treaties ...............................................            333.8              420.0
Contingent liability for Series B Warrants outstanding ..............................            127.3             --
Other liabilities ...................................................................          1,040.3              152.2
                                                                                             ---------           --------
       Total liabilities ............................................................         13,265.9            2,498.7
                                                                                             ---------           --------
PREFERENCE SHARES AND MINORITY INTEREST
Convertible Preference Shares - issued and outstanding 2,184,583 shares .............            822.0             --
Minority interest - subsidiary Preferred Stock ......................................            165.9             --
                                                                                             ---------           --------
       Total preference shares and minority interest ................................            987.9             --
                                                                                             ---------           --------
COMMON SHAREHOLDERS' EQUITY
Common Shares at $1 par value per share - authorized 50,000,000 shares;
  issued and outstanding 5,968,665 and 5,880,115 shares .............................              6.0                5.9
Paid-in surplus .....................................................................            203.6               66.2
Retained earnings ...................................................................            442.6              927.5
Accumulated other comprehensive income (loss) items, after tax ......................             (1.7)              46.9
Unearned compensation - restricted Common Share awards ..............................            (29.6)            --
                                                                                             ---------           --------
       Total common shareholders' equity ............................................            620.9            1,046.5
                                                                                             ---------           --------
TOTAL LIABILITIES, PREFERENCE SHARES, ...............................................      $  14,874.7         $  3,545.2
                                                                                             =========           ========
   MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY



                 See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
(MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                   JUNE 30,                  JUNE 30,
                                                                                   --------                  --------
                                                                                2001        2000        2001        2000
                                                                                ----        ----        ----        -----
    .....................................................................
REVENUES:
  Earned insurance and reinsurance premiums .............................  $  451.3     $  122.8     $   549.0     $  193.2
  Net investment income .................................................      58.2         20.5          82.2         35.0
  Net gains (losses) on investments .....................................      23.2          1.4          33.3         (4.6)
  Net gains (losses) on sales of other assets ...........................      (2.8)        (5.0)          8.5         (5.0)
  Amortization of deferred credits and other benefits ...................      16.8         14.6          25.5         22.4
  Other revenue .........................................................       5.8          9.6           8.3          6.0
                                                                           ---------    ---------    ----------    ----------
     Total revenues .....................................................     552.5        163.9         706.8        247.0
                                                                           ---------    ---------    ----------    ----------
EXPENSES:
  Losses and loss adjustment expenses ...................................     410.5        107.3         500.7        160.3
  Insurance and reinsurance acquisition expenses ........................      97.7         32.4         120.7         50.3
  General and administrative expenses ...................................      77.2         17.2         100.4         32.8
  Share appreciation expense for Series B Warrants ......................      78.1          --           78.1           --
  Interest expense ......................................................       6.5          4.1           8.4          8.2
  Accretion of discounted loss and loss adjustment expense reserves .....       7.5           --           7.5           --
                                                                           ---------    ---------    ----------    ----------
     Total expenses .....................................................     677.5        161.0         815.8        251.6
                                                                           ---------    ---------    ----------    ----------
PRETAX EARNINGS (LOSS) ..................................................    (125.0)         2.9        (109.0)        (4.6)
  Tax benefit (provision) ...............................................      23.3         (3.1)         24.4         (1.2)
                                                                           ---------    ---------    ----------    ----------
NET LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM ................    (101.7)         (.2)        (84.6)        (5.8)
  Accretion of subsidiary Preferred Stock to face value .................       (.7)          --           (.7)          --
  Dividends on subsidiary Preferred Stock ...............................      (2.4)          --          (2.4)          --
                                                                           ---------    ---------    ----------    ----------
NET LOSS BEFORE EXTRAORDINARY ITEM ......................................    (104.8)         (.2)        (87.7)        (5.8)
  Loss on early extinguishment of debt ..................................      (4.8)          --          (4.8)          --
                                                                           ---------    ---------    ----------    ----------
NET LOSS ................................................................    (109.6)         (.2)        (92.5)        (5.8)
  Dividends on Convertible Preference Shares ............................       (.3)          --           (.3)          --
                                                                           ---------    ---------    ----------    ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ...............................  $ (109.9)    $    (.2)    $   (92.8)    $   (5.8)
                                                                           =========    =========    ==========    ==========
OTHER COMPREHENSIVE INCOME (LOSS) ITEMS ARISING DURING THE PERIOD,
  AFTER TAX:

  Net change in unrealized gains (losses) for investments held ..........      (9.2)         9.7         (19.9)        43.0
  Net change in foreign currency translation ............................        .3          (.3)          (.3)         (.4)
  Recognition of net unrealized losses (gains) for investments sold .....     (22.7)        (2.8)        (28.4)         1.8
                                                                           ---------    ---------    ----------    ----------
COMPREHENSIVE NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ........  $ (141.5)    $    6.4     $  (141.4)    $   38.6
                                                                           =========    =========    ==========    ==========
EARNINGS PER COMMON SHARE:
   Net loss .............................................................  $  (18.71)  $     (.03)   $   (15.80)   $    (.97)
   Comprehensive net income (loss) ......................................     (24.09)        1.08        (24.06)        6.54

DIVIDENDS DECLARED AND PAID PER COMMON SHARE ............................  $      --   $      .40    $     1.00    $     .80


                 See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(MILLIONS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -------------------------
                                                                                          2001           2000
                                                                                          ----           ----
CASH FLOWS FROM OPERATIONS:
Net loss before dividends to preferred shareholders .............................   $    (90.1)    $    (5.8)
Charges (credits) to reconcile net income to cash flows from operations:
  Share appreciation expense for Series B Warrants ..............................         78.1             -
  Accretion of discounted loss and loss adjustment expense reserves .............          7.5             -
  Loss on early extinguishment of debt ..........................................          4.8             -
  Net (gains) losses on investments and sales of other assets ...................        (41.8)          9.6
  Amortization of deferred credits and other benefits ...........................        (25.5)        (22.4)
Other operating items:
  Net change in reinsurance recoverable on paid and unpaid losses ...............        (48.5)         39.0
  Net change in insurance loss and loss adjustment expense reserves .............        (58.8)        (32.4)
  Net change in current and deferred tax assets and liabilities .................        (24.5)        (37.8)
  Net change in unearned insurance and reinsurance premiums .....................        (19.2)        (27.4)
  Other, net ....................................................................         33.5          31.5
                                                                                    -----------    ----------
NET CASH FLOWS USED FOR OPERATIONS ..............................................       (184.5)        (45.7)
                                                                                    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in short-term investments .............................        812.3         (84.1)
  Sales and maturities of fixed maturity investments ............................        355.4         221.7
  Sales of common equity securities and other investments .......................        124.1          66.3
  Sale of consolidated subsidiary, net of cash balances sold ....................         23.6             -
  Purchases of consolidated subsidiaries, net of cash balances acquired .........     (1,814.5)         67.9
  Purchases of fixed maturity investments .......................................       (658.4)        (69.7)
  Purchases of common equity securities and other investments ...................        (91.0)       (144.0)
  Net (acquisitions) dispositions of property and equipment .....................         (6.2)          1.9
                                                                                    -----------    ----------
NET CASH FLOWS (USED FOR) PROVIDED FROM INVESTING ACTIVITIES ....................     (1,254.7)         60.0
                                                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt ................................................        825.0          15.0
  Proceeds from issuance of Convertible Preference Shares .......................        437.6             -
  Proceeds from issuance of subsidiary Preferred Stock ..........................        245.0             -
  Proceeds from issuance of warrants to acquire Common Shares ...................         75.0             -
  Repayments of debt ............................................................       (100.6)         (9.0)
  Cash dividends paid to common shareholders ....................................         (5.9)         (4.7)
  Cash dividends paid to preferred shareholders .................................         (2.7)            -
  Net repurchases of Common Shares ..............................................         (2.0)         (8.0)
                                                                                    -----------    ----------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES ..........................      1,471.4          (6.7)
                                                                                    -----------    ----------
NET INCREASE IN CASH DURING PERIOD ..............................................         32.2           7.6

CASH BALANCES AT BEGINNING OF PERIOD ............................................          4.4           3.9
                                                                                    -----------    ----------
CASH BALANCE AT END OF PERIOD ...................................................   $     36.6     $    11.5
                                                                                    ===========    ==========
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid and prepaid .....................................................   $     (7.0)    $    (7.9)
  Net income taxes received .....................................................          (.1)        (39.0)


                 See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
UNAUDITED
(DOLLARS IN MILLIONS)

                                                         TOTAL          COMMON                    ACCUM. OTHER
                                                        COMMON        SHARES AND                 COMPREHENSIVE
                                                      SHAREHOLDERS'     PAID-IN    RETAINED       INCOME (LOSS)     UNEARNED
                                                        EQUITY          SURPLUS    EARNINGS     ITEMS, AFTER TAX  COMPENSATION
                                                      -------------   ----------  ----------    ----------------  -------------
Balances at January 1, 2001 ........................    $ 1,046.5     $   72.1    $   927.5        $    46.9        $      -
                                                        ----------    ---------   ----------       ----------       ---------
Increase in the beneficial conversion feature
   of the Convertible Preference Shares ............       (384.3)           -       (384.3)               -               -
Net loss ...........................................        (92.5)           -        (92.5)               -               -
Other comprehensive income items, after tax ........        (48.6)           -            -            (48.6)              -
Dividends declared:
   Common Shares ...................................         (5.9)           -         (5.9)               -               -
   Convertible Preference Shares ...................          (.3)           -          (.3)               -               -
Common Shares repurchased ..........................         (2.0)         (.1)        (1.9)               -               -
Issuance of Series A Warrants ......................        105.7        105.7            -                -               -
Issuance of restricted Common Shares ...............            -         31.9            -                -           (31.9)
Amortization of restricted Common Shares ...........          2.3            -            -                -             2.3
                                                        -----------   ---------   ----------       ----------       ----------
BALANCES AT JUNE 30, 2001 ..........................    $   620.9     $  209.6    $   442.6        $    (1.7)       $  (29.6)
                                                        ==========    =========   ==========       ==========       =========


                                                         TOTAL          COMMON                    ACCUM. OTHER
                                                        COMMON        SHARES AND                 COMPREHENSIVE
                                                      SHAREHOLDERS'     PAID-IN    RETAINED       INCOME (LOSS)     UNEARNED
                                                        EQUITY          SURPLUS    EARNINGS     ITEMS, AFTER TAX  COMPENSATION
                                                      -------------   ----------  ----------    ----------------  -------------
Balances at January 1, 2000 ........................    $ 614.3       $   72.9    $   534.2        $     7.2        $      -
                                                        ----------    ---------   ----------       ----------       ---------
Net loss ...........................................       (5.8)             -         (5.8)               -               -
Other comprehensive income items, after tax ........       44.4              -            -             44.4               -
Dividends declared - Common Shares .................       (4.7)             -         (4.7)               -               -
Common Shares repurchased ..........................       (7.5)           (.8)        (6.7)               -               -

                                                        ----------    ---------   ----------       ----------       ---------
Balances at June 30, 2000 ..........................    $ 640.7       $   72.1    $   517.0             51.6        $      -
                                                        ==========    =========   ==========       ==========       =========

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

BASIS OF PRESENTATION

These condensed consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda corporation with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM11. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HMDX.

White Mountains' consolidated property and casualty insurance operations are conducted primarily through OneBeacon Corporation ("OneBeacon", formerly CGU Corporation), which was acquired by White Mountains on June 1, 2001. White Mountains' consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). Folksamerica also owns Peninsula Insurance Company ("PIC") and the run-off operations of American Centennial Insurance Company ("ACIC") and British Insurance Company of Cayman ("BICC").

All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, its Form 10-Q for the period ended March 31, 2001 and its Form 8-K filed on June 25, 2001 which contains certain historical and pro forma financial information of White Mountains and OneBeacon. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated affiliates.

DEFERRED CREDITS AND GOODWILL

As of June 30, 2001 and December 31, 2000, White Mountains had deferred credit balances of $748.6 million and $92.2 million, respectively, and goodwill of $23.8 million and $25.4 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

On June 1, 2001 White Mountains acquired OneBeacon for $2,114.3 million in cash and debt including related expenses. Because the cost of OneBeacon was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $682.0 million deferred credit at acquisition ($673.8 million at June 30, 2001) which is being amortized to income ratably over the estimated period of benefit of seven years. See Note 2.

In May 2000 White Mountains acquired the reinsurance operations of Risk Capital Reinsurance Company ("the Risk Capital Operations") for $20.3 million in cash plus related expenses. Because the cost of the Risk Capital Operations was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million of goodwill at acquisition ($22.1 million and $23.3 million at June 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of ten years.

In March 2000 White Mountains acquired PCA Property & Casualty Insurance Company ("PCA") for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition ($29.9 million and $33.0 million at June 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of six years.

In October 1999 White Mountains acquired the International American Group ("IAG", which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring IAG was less than the value of its net identifiable assets, the Company recorded a $62.0 million deferred credit at acquisition ($26.7 million and $37.0 million at June 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of three years.

In June 1999 White Mountains acquired USF Re Insurance Co. ("USF Re") for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by White Mountains which was to be reduced by adverse loss development post-acquisition. In response to USF Re adverse development experienced by Folksamerica post-acquisition, the USF Re Note has been reduced to zero at June 30, 2001 and December 31, 2000 and was carried at $1.8 million at June 30, 2000.

In August 1998 White Mountains acquired Folksamerica. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($18.2 million and $22.2 million at June 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of five years.

As a result of a new accounting pronouncement recently issued, White Mountains will recognize its entire unamortized deferred credit balance on January 1, 2002 as an extraordinary gain. See Note 5.

FOREIGN CURRENCY TRANSLATION

Folksamerica operates a branch office in Toronto, Canada to service its Canadian customers and a portion of BICC's premiums are denominated in foreign currencies. Net after tax losses from foreign currency translation of $1.0 million and $.7 million at June 30, 2001 and December 31, 2000, respectively, were recorded in shareholders' equity as a component of accumulated other comprehensive income. Changes in the values of Folkamerica's and BICC's operations denominated in foreign currency, after tax, are reported on the income and comprehensive income statement as a component of other comprehensive net income.


NOTE 2.  ACQUISITION OF ONEBEACON

On June 1, 2001, White Mountains acquired OneBeacon from London-based CGNU plc. ("CGNU") for $2,114.3 billion (the "Acquisition"), of which $260.0 million consisted of a convertible note payable (the "Seller Note") with the balance paid in cash. OneBeacon, which is headquartered in Boston, Massachusetts, currently operates through property and casualty insurance companies licensed in all 50 states. OneBeacon operates exclusively through a network of independent insurance agents.

White Mountains and OneBeacon undertook a series of related pre-closing transactions prior to the Acquisition. A summary of these transactions follow:

WHITE MOUNTAINS PRE-CLOSING TRANSACTIONS

DEBT TENDER AND DEBT ESCROW TRANSACTIONS

In April 2001 the Company completed a tender offer and consent solicitation for $96.3 million in outstanding medium-term notes (the "Debt Tender") which facilitated the Acquisition by amending the indenture governing the notes. Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of its medium-term notes and subsequently prepaid, in the form of a fully-funded irrevocable escrow arrangement (the "Debt Escrow"), the balance of the outstanding medium-term notes.

EQUITY FINANCING

On June 1, 2001, a small group of private investors purchased $437.6 million of a newly-issued class of non-voting convertible preference shares of the Company (the "Convertible Preference Shares"). The Convertible Preference Shares bear an annual dividend of $2.00 per share and will be automatically converted (at a conversion price of approximately $200.00) into 2,184,583 common shares of the Company ("Shares") upon approval by shareholders. If shareholder approval has not been obtained prior to March 31, 2003, each holder of Convertible Preference Shares will thereafter have the right to require the Company to repurchase the Convertible Preference Shares on an "as converted" basis at the then-current price of a Share. Since the market value of Shares at June 30, 2001 ($376.25 per Share) exceeded the private investors' cost of the Convertible Preference Shares (approximately $200.00 per Share), this instrument is deemed to have a beneficial conversion feature. This determination requires that the Convertible Preference Shares be marked-to-market, by an adjustment to retained earnings until the date the Convertible Preference Shares are converted to permanent common equity (which will occur upon shareholder approval, if and when such approval is obtained).

On June 1, 2001, Berkshire Hathaway, Inc. ("Berkshire") purchased from the Company, for $75.0 million in cash, warrants (the "Warrants") to acquire 1,714,285 Shares at an exercise price of $175.00 per Share. Of the total Warrants purchased by Berkshire, Warrants to purchase 1,170,000 Shares (the "Series A Warrants") were immediately exercisable and Warrants to purchase approximately 544,285 Shares (the "Series B Warrants") will become exercisable upon approval by shareholders. If shareholder approval has not been obtained by March 31, 2003, Berkshire will thereafter have the right to require the Company to repurchase the Series B Warrants at a price per Series B Warrant equal to the then-current market price per Share less $175.00. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance. Since the Series B Warrants do not yet represent common equity to the Company, they constitute a contingent put liability (similar in nature to a stock appreciation right) which will be carried at fair value through a periodic charge or credit to the income statement. The Series B Warrants will become permanent common equity upon shareholder approval, if and when such approval is obtained.

At the Company's 2001 Annual General Meeting of Shareholders to be held on August 23, 2001, shareholders will vote on the issuance of additional Shares upon conversion of the Convertible Preference Shares and upon the exercise of the Series B Warrants.

On June 1, 2001, Berkshire also purchased for $225.0 million, $300.0 million in face value of cumulative non-voting Preferred Stock (the "Berkshire Preferred Stock") of a subsidiary of the Company. The Berkshire Preferred Stock is entitled to a 2.35475% dividend per quarter and is mandatorily redeemable after seven years. The Berkshire Preferred Stock represents subsidiary Preferred Stock which is considered to be minority interest to the Company.

As previously mentioned, White Mountains received a total of $300.0 million in cash from Berkshire in full payment for the Warrants and the Berkshire Preferred Stock. The proceeds received were allocated to each instrument based on their relative estimated fair values on June 1, 2001. As a result, $154.8 million of such proceeds were allocated to the

Warrants and $145.2 million of such proceeds were allocated to the Berkshire Preferred Stock. Of the amount initially allocated to the Warrants, a further allocation was made among the Series A Warrants and the Series B Warrants of $105.7 million and $49.1 million, respectively, based on the relative number of Warrants in each series. In addition, White Mountains will accrete the Berkshire Preferred Stock's recorded value to its face value of $300.0 million over the instrument's seven-year term through a charge to retained earnings.

On June 1, 2001, Zenith Insurance Company purchased $20.0 million in cumulative non-voting Preferred Stock (the "Zenith Preferred Stock") of a subsidiary of the Company. The Zenith Preferred Stock is entitled to a 2.5% dividend per quarter through June 30, 2007 and a 3.5% dividend thereafter and is mandatorily redeemable after ten years. The Zenith Preferred Stock represents subsidiary Preferred Stock which is considered to be minority interest to the Company.

BANK FINANCING

On June 1, 2001, a subsidiary of the Company borrowed $700.0 million in term loans and $125.0 million in revolving loans (of a $175.0 million revolving loan facility) from a banking syndicate arranged by Lehman Brothers Inc. (collectively the "Lehman Facility"). The term loans are repayable in quarterly installments with a final maturity on the sixth anniversary of the closing date. The revolving loan facility is available from the closing date until the fifth anniversary of the closing. The loans are variable rate instruments which are currently tied to a rate based on the three-month eurodollar rate.

SELLER NOTE

On June 1, 2001, White Mountains issued the Seller Note to CGNU. The Seller Note has an eighteen month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Shares valued at $245.00 per Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the Seller Note.

ONEBEACON PRE-CLOSING TRANSACTIONS

OneBeacon also undertook a series of significant and related transactions prior to the Acquisition. A summary of these transactions follow:

REINSURANCE CONTRACTS

Immediately prior to Acquisition, CGNU caused OneBeacon to purchase reinsurance protection with National Indemnity Company (the "NICO Cover") for $1,114.8 million in cash. Pursuant to the NICO Cover, OneBeacon obtained $2.5 billion in total coverage against its asbestos, environmental and certain other latent exposures and ceded net nominal loss reserves of $747.6 million. Additionally, immediately prior to Acquisition, CGNU caused OneBeacon to purchase reinsurance protection with General Re Corporation (the "GRC Cover") for $275.0 million in cash. Pursuant to the GRC Cover, OneBeacon obtained $400.0 million of adverse development coverage and ceded $170.0 million of loss reserves. White Mountains recorded a reinsurance recoverable pursuant to the GRC Cover of $267.0 million as of June 30, 2001. National Indemnity Company and General Re Corporation are wholly-owned subsidiaries of Berkshire.

The NICO Cover and the GRC Cover, which were contingent on, and occurred contemporaneously with the Acquisition, are accounted for as prospective reinsurance under the Emerging Issues Task Force Technical Matter Document No. D-54 ("EITF Topic D-54") which characterizes the protection as an indemnification by the seller for increases in the liabilities for losses and loss adjustment expenses that existed at the acquisition date.

PRO FORMA FINANCIAL INFORMATION FOR THE ACQUISITION - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Acquisition was accounted for by the purchase method of accounting and, therefore, the identifiable assets and liabilities of OneBeacon were recorded by White Mountains at their fair values on June 1, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows: (i) the purchase price of OneBeacon was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit. The resulting purchase price allocation relating to the OneBeacon acquisition, as shown below, is tentative and, as permitted under purchase accounting principles, may be revised during the next twelve months.

The fair value of identifiable assets and liabilities acquired on June 1, 2001 were as follows (in $ millions):


       Fair value of assets acquired ................     $  11,895.1

       Fair value of liabilities acquired ...........         9,098.8
                                                          ------------

       Fair value of net assets acquired ............         2,796.3

       Total purchase price, including expenses .....        (2,114.3)
                                                          ------------

       Resulting deferred credit ....................     $     682.0
                                                          ============

Significant assets and liabilities acquired through OneBeacon included $7,442.6 million of cash and investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $7,011.1 million of loss and loss adjustment expense and $1,897.7 million of unearned insurance premiums.

Supplemental unaudited pro forma condensed combined income statement information for the six month periods ended June 30, 2001 and 2000, which assumes that the Acquisition had occurred as of January 1, 2001 and 2000, respectively, follows:

-------------------------------------------------------------------------------
                                                              PRO FORMA
                                                           SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
(Unaudited)
Millions, except per Share amounts                     2001             2000
-------------------------------------------------------------------------------
Total revenues ..................................    $1,631.2         $1,044.2
Net loss available to common shareholders .......    $ (612.3)        $ (285.4)
LOSS PER COMMON SHARE:
  Basic .........................................    $ (100.24)       $  (49.90)
  Fully diluted .................................    $ (104.17)       $  (48.30)
-------------------------------------------------------------------------------

The unaudited pro forma information presented above for the six month periods ended June 30, 2001 and 2000 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition been consummated at January 1, 2001 and 2000, respectively. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover which are included therein. These transactions served to reduce revenues during the 2001 and 2000 pro forma periods presented by approximately $1.5 billion and $1.6 billion, respectively, and served to reduce net income available to common shareholders by approximately $299.2 million and $266.1 million, respectively.

NOTE 3.  INSURANCE AND REINSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes the loss and loss adjustment expense reserve activities of OneBeacon for the one month ended June 30, 2001:

------------------------------------------------------------------------------------
                                                                        ONE MONTH
MILLIONS                                                              ENDED JUNE 30,
                                                                           2001
------------------------------------------------------------------------------------
Beginning balance ..................................................   $        -
Net loss and loss adjustment expense reserves acquired (1) .........      4,394.4
Losses and loss adjustment expenses incurred relating to:
  Current year losses ..............................................        308.5
  Prior year losses ................................................            -
                                                                       -----------
Total incurred losses and loss adjustment expenses .................        308.5
Accretion of discounted loss and loss adjustment expense reserves ..          7.5
Loss and loss adjustment expenses paid relating to:
  Current year losses ..............................................       (140.6)
  Prior year losses ................................................       (189.3)
                                                                       -----------
Total loss and loss adjustment expense payments ....................       (329.9)
Net ending balance .................................................      4,380.5
  Plus ending reinsurance recoverable on unpaid losses .............      1,925.9
                                                                       -----------
Gross ending balance ...............................................   $  6,306.4
====================================================================================

(1) Reinsurance recoverable on unpaid losses acquired in the Acquisition were $1,969.8 million.

Loss and loss adjustment expenses incurred during the period presented did not include reserve strengthening for losses and loss adjustment expenses relating to prior years.

In connection with purchase accounting for the Acquisition, White Mountains reduced OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This reduction to net loss and loss adjustment expense reserves of $300.0 million will be accreted through an income statement charge over the period that the claims are expected to be settled of which $7.5 million was recognized for the one month period ended June 30, 2001. The fair values of OneBeacon's loss and loss adjustment expense reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating the fair value of such items, management adjusted OneBeacon's nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were actuarially developed using OneBeacon's historical loss data. The "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would likely incur if it had attempted to obtain reinsurance for the full amount of its net loss and loss adjustment expense reserves with a third party reinsurer.

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' other insurance and reinsurance operations for the three months and six months ended June 30, 2001 and 2000:

---------------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS           SIX MONTHS
                                                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                                                   ------------------   --------- --------
Millions                                                                             2001      2000       2001     2000
----------------------------------------------------------------------------------------------------------------------
Gross beginning balance .....................................................   $ 1,549.2   $1,241.0   $1,556.3   $  851.0
  Less beginning reinsurance recoverable on unpaid losses ...................      (753.3)    (324.3)    (726.5)    (167.7)
                                                                                ----------  ---------  ---------  ---------
Net loss and loss adjustment expense reserves ...............................       795.9      916.7      829.8      683.3
Net loss and loss adjustment expense reserves acquired - PCA (1) ............           -          -          -      252.3
Net loss and loss adjustment expense reserves acquired - Risk Capital (1) ...           -      312.5          -      312.5
Losses and loss adjustment expenses incurred relating to:
    Current year losses .....................................................        90.1       95.6      169.1      147.0
    Prior year losses .......................................................        11.9       11.7       23.1       13.3
                                                                                ----------  ---------  ---------  ---------
Total incurred losses and loss adjustment expenses ..........................       102.0      107.3      192.2      160.3
Loss and loss adjustment expenses paid relating to:
    Current year losses .....................................................       (13.9)     (11.3)     (16.9)     (14.1)
    Prior year losses .......................................................      (108.0)    (105.6)    (229.1)    (174.7)
                                                                                ----------  ---------  ---------  ---------
Total loss and loss adjustment expense payments .............................      (121.9)    (116.9)    (246.0)    (188.8)
Net ending balance ..........................................................       776.0    1,219.6      776.0    1,219.6
    Plus ending reinsurance recoverable on unpaid losses ....................       779.7      381.2      779.7      381.2
                                                                                ----------  ---------  ---------  ---------
Gross ending balance ........................................................   $ 1,555.7   $1,600.8   $1,555.7   $1,600.8
======================================================================================================================

(1) Reinsurance recoverable on unpaid losses acquired in the Risk Capital and PCA transactions were $59.1 million and $153.3 million, respectively.

Incurred losses and loss adjustment expenses totaling $23.1 million for the six months ended June 30, 2001 related to prior accident years primarily represent:
(i) higher than expected reported losses in Folksamerica's property excess line recorded during the 2001 first quarter; and (ii) strengthening related to business ceded to Imagine Re as part of a retroactive reinsurance agreement (the "Imagine Cover") entered into during the 2000 fourth quarter. The offsetting benefit resulting from the Imagine Cover has been deferred and will be recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. Incurred reinsurance losses totalling $13.3 million for the six months ended June 30, 2000, related to prior accident years are primarily attributable to reserve additions resulting from USF Re and asbestos, environmental liability and breast implant exposures.


NOTE 4.  EARNINGS PER SHARE

Basic earnings per Common Share amounts are based on the weighted average number of Shares outstanding. Diluted earnings per Common Share amounts are based on the weighted average number of Shares and the net effect of dilutive equivalent Shares outstanding. Since each of the 2000 and 2001 periods presented resulted in a loss per Share, all equivalent Shares were deemed to be antidilutive to the earnings per Share computations.

The following table outlines the Company's computation of earnings per Share for the three months and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                          --------------          --------------
                                                                           2001     2000          2001       2000
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net loss available to common shareholders ...........................    $(109.9)  $   (.2)     $ (92.8)   $  (5.8)
Comprehensive net income (loss) .....................................    $(141.5)  $   6.4      $(141.4)   $  38.6
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Average dilutive Shares outstanding during the period (1) ...........      5,876     5,892        5,878      5,909
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (IN DOLLARS):
Net loss ............................................................    $ (18.71)  $  (.03)     $(15.80)   $  (.97)
Comprehensive net income (loss) .....................................    $ (24.09)  $  1.08      $(24.06)   $  6.54
====================================================================================================================

(1) The 2001 periods exclude the net anti-dilutive effects of (i) options to acquire 81,000 Shares at average prices ranging from $113.42 to $114.26 per Share and (ii) restricted Shares which are being expensed through the income statement. The 2000 periods exclude the net anti-dilutive effects of options to acquire 81,000 Shares at average prices ranging from $106.72 to $108.32 per Share.


NOTE 5.  ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

Effective January 1, 2001, insurance companies domiciled in the United States were required to adopt new regulations implementing a codification of statutory accounting principles for insurers ("Codification"). The purpose of Codification was to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by state law. Codification served to increase the aggregate policyholders' surplus of White Mountains' insurance and reinsurance operations.

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets". SFAS No. 142 sets forth new standards concerning accounting for deferred credits, goodwill and other intangible assets arising from business combinations.

With respect to deferred credits, SFAS No. 142 calls for the immediate recognition of all existing and prospective deferred credits through the income statement as an extraordinary gain. With respect to goodwill, SFAS No. 142 calls for the amortization of existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit.

SFAS No. 142 is effective for interim and annual periods beginning after December 15, 2001. As a result, White Mountains will recognize its entire unamortized deferred credit balance on January 1, 2002 as an extraordinary gain and will no longer ratably amortize its unamortized goodwill balance at that date. Unamortized deferred credits and goodwill as of June 30, 2001 totalled $748.6 million and $23.8 million, respectively.

NOTE 6.  SEGMENT INFORMATION

Due to the significance of the Acquisition to the operations of White Mountains, the Company is re-evaluating the organization of the financial reporting of its operating segments. Historically, the Company organized its operations into four operating segments (Reinsurance, Property and Casualty Insurance, Investments in Unconsolidated Affiliates, and Holding Company). During the 2001 second quarter, the Company determined that its Investments in Unconsolidated Affiliates segment (which represented minority investments in other property and casualty insurers) was no longer individually significant to the presentation and has been reclassified as Property and Casualty Insurance activities for all periods presented. The operations of OneBeacon are contained in the Property and Casualty Insurance Segment for the 2001 periods presented. The Company further expects the current presentation to change in the future as the OneBeacon operations are more thoroughly evaluated and organized into relevant operating segments.

The Company has made its current determination of segments based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company's Board of Directors. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities and intercompany service fees (all of which have been eliminated herein). Investment results are included within the segment to which the investments relate. During the 2000 fourth quarter, ACIC and BICC were contributed to Folksamerica and are reported under the Reinsurance segment for 2001. During the 2001 second quarter, PIC was contributed to Folksamerica and is reported under the Reinsurance segment for 2001. These changes in segment reporting were not significant to the presentation, therefore, the Company has not restated prior periods. Financial information presented by segment is shown below:

--------------------------------------------------------------------------------------------------------------------
                                                                                   PROPERTY
                                                                                     AND
                                                                                   CASUALTY      HOLDING
MILLIONS                                                            REINSURANCE   INSURANCE      COMPANY         TOTAL
-----------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums ..........................  $ 219.0      $ 330.0       $     -      $  549.0
Net investment income ..............................................     33.5         37.4          11.3          82.2
Net gains on investments and sales of other assets .................     13.7          2.6          25.5          41.8
Amortization of deferred credit and other benefits .................      7.1          8.1          10.3          25.5
Other revenue                                                             4.8          2.6            .9           8.3
                                                                      -------------------------------------------------
Total revenues .....................................................  $ 278.1      $ 380.7       $  48.0        $706.8
                                                                      =================================================
PRETAX LOSS ........................................................  $ (12.4)     $ (50.1)      $ (46.5)     $ (109.0)
                                                                      =================================================
NET LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM ...........  $  (3.6)     $ (33.8)      $ (47.2)     $  (84.6)
=======================================================================================================================
Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums ..........................  $ 182.3      $  10.9       $     -      $  193.2
Net investment income ..............................................     29.4          4.2           1.4          35.0
Net losses on investments and sales of other assets ................     (5.9)           -          (3.7)         (9.6)
Amortization of deferred credit and other benefits .................     10.6           .2          11.6          22.4
Other revenue ......................................................      1.4          4.6             -           6.0
                                                                      -------------------------------------------------
Total revenues .....................................................  $ 217.8      $  19.9       $   9.3      $  247.0
                                                                      =================================================
Pretax earnings (loss) .............................................   $  5.7      $   2.6       $ (12.9)     $   (4.6)
                                                                      =================================================
Net income (loss) before minority interest and extraordinary item ..  $   6.9      $   1.0       $ (13.7)     $   (5.8)
=======================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                                  PROPERTY
                                                                                     AND
                                                                                  CASUALTY     HOLDING
MILLIONS                                                           REINSURANCE   INSURANCE     COMPANY      TOTAL
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Earned insurance and reinsurance premiums .......................   $  121.3     $  330.0     $    --     $  451.3
Net investment income ...........................................       15.6         37.4         5.2         58.2
Net gains on investments and sales of other assets ..............        8.1          2.6         9.7         20.4
Amortization of deferred credit and other benefits ..............        3.6          8.1         5.1         16.8
Other revenue ...................................................        3.4          2.3          .1          5.8
                                                                    -----------------------------------------------
Total revenues ..................................................   $  152.0     $  380.4     $  20.1     $  552.5
                                                                    ===============================================
PRETAX LOSS .....................................................   $   (9.1)    $  (50.4)    $ (65.5)    $ (125.0)
                                                                    ===============================================
NET LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM ........   $   (1.4)    $  (34.1)    $ (66.2)    $ (101.7)
===================================================================================================================
Three Months Ended June 30, 2000
Earned insurance and reinsurance premiums .......................   $  117.5     $    5.3     $--         $  122.8
Net investment income ...........................................       17.7          2.1          .7         20.5
Net losses on investments and sales of other assets .............         .8           --        (4.4)        (3.6)
Amortization of deferred credit and other benefits ..............        8.7           .1         5.8         14.6
Other revenue ...................................................        1.4          8.2          --          9.6
                                                                    -----------------------------------------------
Total revenues ..................................................   $  146.1     $   15.7     $   2.1     $  163.9
                                                                    ===============================================
Pretax earnings (loss) ..........................................   $    7.4     $    4.3     $  (8.8)    $    2.9
                                                                    ===============================================
Net income (loss) before minority interest and extraordinary item   $    6.9     $    2.7     $  (9.8)    $    (.2)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
MILLIONS                                                                          PROPERTY
                                                                                     AND
                                                                                  CASUALTY     HOLDING
TOTAL ASSETS                                                       REINSURANCE   INSURANCE     COMPANY      TOTAL
-------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001                                                     $ 2,689.7    $11,731.6     $ 453.4    $ 14,874.7
December 31, 2000                                                   2,681.4        287.2       576.6       3,545.2
=================================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS-- THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

White Mountains reported a net loss available to common shareholders of $92.8 million or $15.80 per Share for the six months ended June 30, 2001, compared to a net loss of $5.8 million or $.97 per Share for the comparable 2000 period. White Mountains comprehensive net loss available to common shareholders, which includes other comprehensive income items (primarily changes in net unrealized investment gains for the period), was $141.4 million or $24.06 per Share for the six months ended June 30, 2001, compared to comprehensive net income of $38.6 million or $6.54 per Share for the comparable 2000 period.

White Mountains reported a net loss available to common shareholders of $109.9 million or $18.71 per Share for the three months ended June 30, 2001, compared to a net loss of $.2 million or $.03 per Share for the comparable 2000 period. White Mountains' comprehensive net loss available to common shareholders was $141.5 million or $24.09 per Share for the three months ended June 30, 2001, compared to comprehensive net income of $6.4 million or $1.08 per Share for the comparable 2000 period.

The Company ended the second quarter of 2001 with a tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) of $202.83, an increase of $17.39 from the March 31, 2001 value of $185.44. Assuming shareholder approval of the issuance of additional Shares upon conversion of the Convertible Preference Shares and upon the exercise of the Series B Warrants, the fully converted tangible book value per Share at June 30, 2001 would have been $247.34, an increase of $61.90 from the March 31, 2001 value. The increase in fully converted tangible book value per Share from March 2001 to June 2001 period resulted primarily from the June 1, 2001 acquisition of OneBeacon at an amount less than the underlying fair value of the net assets acquired.

                      INSURANCE AND REINSURANCE OPERATIONS

ONEBEACON. OneBeacon reported a $48.0 million comprehensive net loss during the one month ended June 30, 2001, which consisted of $31.9 million in losses from operations and $16.1 million of after tax unrealized losses, primarily on OneBeacon's sizable fixed maturity portfolio. The unrealized losses resulted from an increase in long-term interest rates during the period. A summary of OneBeacon's underwriting results for the one-month period ended June 30, 2001 follows:

------------------------------------------------------------------------------
                                                                   ONE MONTH
                                                                ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    2001
------------------------------------------------------------------------------
ONEBEACON:
    Net written premiums ..................................        $ 314.5
    Earned premiums .......................................        $ 330.0
GAAP Ratios:
    Loss and loss adjustment expense ......................            94%
    Underwriting expense ..................................            32%
                                                                 -------------
            Combined ratio ................................           126%
==============================================================================

OneBeacon's earned premiums during June reflect reduced writings on historically unprofitable product lines. OneBeacon's combined ratio for the one month period included approximately 10 points attributable to catastrophes, primarily storms in the mid-west and certain gulf-coast regions (CAT's 44 and 45). Despite the storm-related losses incurred in June by OneBeacon, the underwriting results of OneBeacon presented herein are worse than the loss experience that White Mountains expects of OneBeacon over time. Since the Acquisition, White Mountains has been focused on strengthening OneBeacon's future operations through more selective and disciplined underwriting practices, the implementation of price increases, the elimination of poor and marginal accounts and agents and improved claims handling. Such actions are expected to yield improved underwriting results on lower premium writings. Subsequent improvements to the operating results of OneBeacon, to the extent they are attained, will not emerge until a significant amount of OneBeacon's policies in-force are renewed on revised terms.

FOLKSAMERICA. Folksamerica reported a $24.3 million comprehensive net loss during the first half of 2001 versus $12.3 million of comprehensive net income for the comparable 2000 period. Unrealized investment losses provided $16.0 million of its comprehensive net loss during the first half of 2001 compared to $5.8 million of unrealized investment gains for the comparable 2000 period. Folksamerica reported a $13.3 million comprehensive net loss during the second quarter of 2001 versus $10.0 million of comprehensive net income for the comparable 2000 period. The reduction in Folksamerica's after tax unrealized investment gains, particularly during the 2001 second quarter, resulted from an increase in long-term interest rates which adversely impacted the value of its fixed maturity portfolio during the period.

A summary of Folksamerica's underwriting results for the three and six month periods ended June 30, 2001 and 2000 follows:

---------------------------------------------------------------------------------------------------
                                                            THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                         ------------------------------------------
DOLLARS IN MILLIONS                                        2001      2000       2001       2000
---------------------------------------------------------------------------------------------------
REINSURANCE OPERATIONS:
    Net written premiums ............................    $ 130.6   $  116.9   $  228.9   $  184.4
    Earned premiums .................................    $ 114.9   $  117.5   $  206.7   $  182.3
GAAP Ratios:
    Loss and loss adjustment expense ................        80%        84%        86%        82%
    Underwriting expense ............................        31%        30%        30%        30%
                                                         ------------------------------------------
           Combined ratio ...........................       111%       114%       116%       112%
===================================================================================================

Folksamerica's significant increases in written and earned premiums during the 2001 periods is primarily attributable to improved terms and conditions in the overall reinsurance market for 2001 as well as its second quarter 2000 acquisition of the Risk Capital Operations.

Folksamerica's combined ratio of 116% for the first half of 2001 included higher than expected reported losses in Folksamerica's property excess line which were recorded during the 2001 first quarter. Folksamerica's combined ratio of 112% for the first half of 2000 included adverse development associated with the acquired reserves of USF Re recorded principally during the 2000 second quarter. Folksamerica's combined ratio of 111% for the second quarter of 2001 was significantly improved from the 121% recorded during the 2001 first quarter.

Folksamerica's 2001 GAAP combined ratios do not take into account the favorable economic impact of Folksamerica's Imagine Cover which totalled $30.8 million at June 30, 2001. Adverse development on reserves covered under the Imagine Cover are recorded currently and are therefore included in Folksamerica's 2001 combined ratio. However, the reinsurance benefit obtained from the Imagine Cover is deferred and recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. Folksamerica estimates that the favorable impact of the Imagine Cover, if reportable in the current period, would have reduced Folksamerica's combined ratio for the three and six months ended June 30, 2001 to 106% and 112%, respectively. Folksamerica's 2000 GAAP combined ratios do not take into account the favorable impact of offsetting USF Re purchase price adjustments which are recorded at its parent. Folksamerica estimates that these benefits recorded during the 2000 first half would have served to reduce Folksamerica's combined ratio to approximately 109%.

OTHER INSURANCE OPERATIONS. In addition to the operations of OneBeacon and Folksamerica, White Mountains also had earned premiums of $12.3 million and $10.9 million, principally related to the operations of PIC, for the six month periods ended June 30, 2001 and 2000, respectively. PIC's GAAP combined ratio during those periods was 104% and 98%, respectively. PIC's earned premiums for the three month periods ended June 30, 2001 and 2000 totalled $6.4 million and $5.3 million.

On January 5, 2001, the Company completed the sale of its wholly-owned insurance subsidiary, Waterford Insurance Company ("WIC"), to a third party for $23.6 million of cash proceeds net of transaction expenses. The Company recognized an after tax gain on the sale of WIC of $11.4 million. WIC ceased actively writing insurance during 1999.

                              INVESTMENT OPERATIONS

Net investment income totalled $82.2 million for the six months ended June 30, 2001 compared to $35.0 million for the comparable 2000 period. Net investment income totalled $58.2 million for the three months ended June 30, 2001 compared to $20.5 million for the comparable 2000 period. White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity and short-term investments and dividend income from its equity investments. The increases in net investment income from the 2001 to 2000 periods are primarily attributable to the Acquisition and the inclusion of the full-period investment results of PCA and the Risk Capital Operations which were acquired during the 2000 first half.

White Mountains records net unrealized investment gains and losses as a result of changes in the value of its available for sale investment portfolio holdings and changes in its net unrealized investment gains and losses resulting from various investments in unconsolidated insurance affiliates which are recorded in other assets.

Additional information concerning White Mountains' ending net unrealized investment gains and losses recorded on its balance sheet were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 30,    DECEMBER 31,
MILLIONS                                                                                     2001         2000
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) from investment securities and other assets,
  before tax ...................................................................            (6.3)         61.4
    Deferred income taxes attributable to such gains and losses ................             5.6         (13.8)
                                                                                          --------------------------
    Ending net unrealized gains (losses), after tax ............................           $ (.7)      $  47.6
====================================================================================================================

The components of White Mountains' change in net unrealized gains, after tax, as recorded on its statements of income and comprehensive income were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS        SIX MONTHS
                                                                                 ENDED JUNE 30,     ENDED JUNE 30,
                                                                                ------------------------------------
MILLIONS                                                                          2001     2000     2001      2000
--------------------------------------------------------------------------------------------------------------------
Recognition of net unrealized gains (losses) for investments and other
  assets sold ...............................................................   $  27.1  $   4.3  $  34.8   $ (2.8)
    Income taxes applicable to such gains and losses ........................      (4.4)    (1.5)    (6.4)     1.0
                                                                                ------------------------------------
Recognition of net unrealized gains (losses) for assets sold, after tax .....   $  22.7  $   2.8  $  28.4   $ (1.8)
                                                                                ====================================
Net change in unrealized gains and losses for investments and other assets
held ........................................................................     (17.7)    11.8    (32.9)    56.1
    Deferred income taxes attributable to such gains and losses .............       8.5     (2.1)    13.0    (13.1)
                                                                                ------------------------------------
Net change in unrealized gains and losses for assets held, after tax ........      (9.2)     9.7    (19.9)    43.0
Recognition of net unrealized (gains) losses for assets sold, after tax .....     (22.7)    (2.8)   (28.4)     1.8
                                                                                ------------------------------------
Net increase (decrease) in unrealized gains, after tax ......................   $ (31.9)  $  6.9  $ (48.3)  $ 44.8
====================================================================================================================

The $19.9 million decrease in after tax net unrealized gains during the 2001 first half resulted principally from an increase in long-term interest rates, particularly during the 2000 second quarter, which served to reduce the market value of White Mountains' sizable fixed maturity portfolio. The $43.0 million increase in after tax net unrealized gains during the 2000 first half included $40.1 million of after tax unrealized gains recorded in connection with the Company's former investment in Financial Security Assurance Holdings Ltd. ("FSA"). The value of White Mountains' investment in FSA rose substantially during the 2000 first half after the announcement that it was to be acquired by Dexia S.A. during the 2000 third quarter.

Net gains on investments of $33.3 million for the six months ended June 30, 2001 resulted principally from second quarter sales of fixed maturity investments at Folksamerica and second quarter sales of common stocks at the holding company. Net losses on investments of $4.6 million for the six months ended June 30, 2000 resulted principally from first quarter sales of fixed maturities in preparation for Folksamerica's acquisitions of PCA and the Risk Capital Operations.

                               EXPENSES AND TAXES

Losses and loss adjustment expenses totalled $500.7 million for the 2001 first half ($410.5 million for the 2001 second quarter) versus $160.3 million for the comparable 2000 period ($107.3 million for the 2000 second quarter). Insurance and reinsurance acquisition expenses totalled $120.7 million for the first half of 2001 ($97.7 million for the 2001 second quarter) versus $50.3 million for the first half of 2000 ($32.4 million for the 2000 second quarter). The increases in these insurance expenses from the 2001 to 2000 periods is primarily attributable to the Acquisition.

General and administrative expenses totalled $100.4 million for the first half of 2001 ($77.2 million for the 2001 second quarter) versus $32.8 million for the comparable 2000 period ($17.2 million for the 2000 second quarter). The increase in compensation and benefits expenses from the 2001 to 2000 periods is primarily attributable to the Acquisition and, to a lesser extent, from an increase in various Share-based contingent compensation accruals. White Mountains increased its contingent compensation accruals during the 2001 first half in anticipation of above-plan results for certain performance share cycles as well as an increase in the market value of Shares during the period.

The Share appreciation expense for Series B Warrants of $78.1 million recorded during the 2001 periods represents the excess of the estimated fair value of the Series B Warrants of $127.3 million over the purchase price allocation to the Series B Warrants. Until shareholders approve the issuance of Shares upon exercise of the outstanding Series B Warrants, the Series B Warrant obligation constitutes a contingent put liability (similar in nature to a stock appreciation right) which will be carried at fair value through the date of shareholder approval through a periodic charge or credit to the income statement.

Interest expense totalled $8.4 million for the first half of 2001 ($6.5 million for the 2001 second quarter) versus $8.2 million for the comparable 2000 period ($4.1 million for the 2000 second quarter). The increase in interest expense during the 2001 periods resulted from one-month of borrowings under the Lehman Facility and the Seller Note, offset slightly by reduced interest expense resulting from the Debt Tender and the Debt Escrow transactions.

Accretion of discounted loss and loss adjustment expense reserves of $7.5 million recorded during the 2001 periods represents one-month of amortization of net loss and loss adjustment expense reserves (which were reduced by a net value of $300.0 million to their estimated fair value in purchase accounting in connection with the Acquisition). The accretion expense recorded during the 2001 period was based on an estimate of the period over which OneBeacon's loss and loss adjustment expense reserves are expected to be settled.

As a result of the Company's redomestication to Bermuda in 1999, income earned by its offshore subsidiaries in subsequent periods is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of losses incurred by such companies. Income earned by the Company's onshore subsidiaries continues to be subject to United States income taxes. During the 2001 first half, White Mountains recorded a $24.4 million tax benefit which consisted of a Federal and state income tax benefit of $23.4 million and a foreign and United States withholding tax benefit of $1.0 million related to prior year accruals. During the 2000 first half, White Mountains recorded a $1.2 million tax provision which consisted of a Federal and state income tax provision of $.4 million and a foreign and United States withholding tax provision of $.8 million.

During the 2001 second quarter, the Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow. The medium-term notes were an obligation of the Company which is domiciled in Bermuda. As a result, no Federal income tax benefit was recorded by the Company for the Debt Tender and the Debt Escrow.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash inflows for the Company and certain of its intermediary holding companies are investment income, sales of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states and countries under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

On January 5, 2001, White Mountains completed the sale of WIC to a third party for consideration of $23.6 million in cash, net of transaction related expenses.

In March 2001 the Company declared and paid an annual dividend of $5.9 million to its common shareholders.

In February 2001 the Company issued 21,000 restricted Shares to its key employees which vest fully in December 2002. In June 2001 the Company issued 73,500 restricted Shares to its key employees which vest fully in June 2003.

In April 2001 the Company paid $100.6 million in cash to complete the Debt Tender and to establish the Debt Escrow. Completion of the Debt Tender permitted the Company to effect an amendment to the indenture governing the notes which facilitated the Acquisition.

On June 1, 2001, White Mountains acquired OneBeacon for cash and the Seller Note. The total consideration paid for OneBeacon was $2,114.3 million, including related expenses. Significant assets and liabilities acquired through OneBeacon included $7,442.6 million of cash and investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $7,011.1 million of loss and loss adjustment expenses and $1,897.7 million of unearned insurance premiums.

On June 1, 2001, White Mountains issued the Seller Note to CGNU. The Seller Note has an eighteen month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Shares valued at $245.00 per Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the Seller Note.

In connection with the acquisition of OneBeacon, White Mountains entered into the following capital raising activities during the 2001 second quarter: (i) the issuance of the Convertible Preference Shares for $437.6 million; (ii) the issuance of the Warrants for $75.0 million; (iii) the issuance of the Berkshire Preferred Stock and the Zenith Preferred Stock for a total of $245.0 million; and (iv) $825.0 million in borrowings under the Lehman Facility.

At the 2001 Annual General Meeting of Shareholders to be held on August 23, 2001, shareholders will vote on the issuance of additional Shares upon conversion of the Convertible Preference Shares and upon the exercise of the Series B Warrants. Had shareholder approval for this matter been obtained as of June 30, 2001, the Company's total shareholders' equity would have increased $949.3 million to $1,570.2 million, its fully converted Shares outstanding would have increased by 2,728,868 Shares to a total of 9,931,351 Shares and its fully converted tangible book value per Share would have increased $44.51 to $247.34.

Absent shareholder approval of the Convertible Preference Share and Series B Warrant proposal described above, White Mountains may be required to pay cash, at the then market value of Shares, for any Convertible Preference Shares converted or Series B Warrants exercised after March 31, 2003, or upon the redemption of the Convertible Preference Shares on June 1, 2011. Conversions, exercises or redemptions for cash could create a strain on White Mountains' existing or future cash resources. Further, if White Mountains were to borrow additional monies for such redemptions, its debt to equity ratios could increase to a level higher than it currently prefers to operate.

On June 30, 2001, White Mountains paid a total of $2.7 million in dividends to holders of the Convertible Preference Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock.

As of June 30, 2001, White Mountains' portion of the Lehman Facility due within the next twelve months totalled $63.1 million.

During the first quarter of 2000, White Mountains raised $196.3 million through sales of investment securities (primarily fixed maturity investments) in preparation for its acquisitions of PCA and the Risk Capital Operations.

On March 31, 2000, White Mountains acquired PCA for consideration of $122.3 million in cash. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments, $160.0 million of reinsurance recoverables and $405.5 million of loss and loss adjustment expense reserves.

On May 5, 2000, White Mountains acquired the Risk Capital Operations for consideration of $20.3 million in cash plus related expenses. Significant assets and liabilities acquired with the Risk Capital Operations included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.5 million of net loss and loss adjustment expense reserves and $92.9 million of net unearned reinsurance premiums. In addition, the Risk Capital Operations provided White Mountains with two specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

White Mountains made significant acquisitions of run-off insurance portfolios during 1999 and 2000. These transactions involved the assumption of sizable portfolios of invested assets on favorable terms, as well as the assumption of insurance liabilities. Run-off liabilities paid are shown on White Mountains' statement of cash flows as uses of operating cash whereas sales of the related assets acquired are shown as sources of cash from investing activities.


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

White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers, (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients, (iii) an economic downturn or other economic conditions (such as a rising interest rate environment) adversely affecting White Mountains' financial position, and (iv) loss reserves and other balance sheet items established by White Mountains subsequently proving to have been inadequate. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates and other relevant market rates and prices. Due to White Mountains' sizable balances of interest rate sensitive instruments, market risk can have a significant effect on White Mountains' consolidated financial position.

INTEREST RATE RISK

FIXED MATURITY PORTFOLIO. In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' investments in fixed maturity investments are held as available for sale and, accordingly, in accordance with SFAS No. 115 these investments are carried at fair value on the balance sheet with unrealized gains reported net of tax in a separate component of shareholders equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (i.e. those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Since June 30, 2001, White Mountains has sold approximately $1.0 billion of its mortgage-backed securities and has reinvested the proceeds primarily in short-term investments. One result of this action has been to reduce White Mountains' interest rate risk as of the date of this report from the level of interest rate risk that existed at June 30, 2001.

INDEBTEDNESS. White Mountains utilized a significant amount of variable rate debt financing (the Lehman Facility and the Seller Note) in connection with the Acquisition. Increases and decreases in prevailing interest rates will translate into increases and decreases in the future interest expense associated with this indebtedness although the carrying value of such liabilities will not be effected. At June 30, 2001, White Mountains also had $8.3 million in fixed rate indebtedness outstanding of which a substantial portion was prepaid in connection with the Acquisition, therefore, its fair value is not subject to future changes in prevailing interest rates.

During the 2001 second quarter White Mountains entered into a ten-year, $200.0 million notional interest rate swap with a large investment bank. The interest rate swap was undertaken to achieve a fixed interest rate on a portion of the Lehman Facility. Pursuant to SFAS No. 133, this investment is carried at fair value on the balance sheet ($1.1 million at June 30, 2001) with changes in its fair value reported directly through the income statement as it does not qualify for hedge accounting since its duration is dissimilar to that of the Lehman Facility. White Mountains may undertake additional transactions of this nature in the future.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and the interest rate swap.

--------------------------------------------------------------------------------------------------------------------
                                                         ASSUMED CHANGE        ESTIMATED FAIR           AFTER TAX
                                       FAIR VALUE AT      IN RELEVANT        VALUE AFTER CHANGE    INCREASE (DECREASE)
DOLLARS IN MILLIONS                    JUNE 30, 2001    INTEREST RATE (1)     IN INTEREST RATE      IN CARRYING VALUE
--------------------------------------------------------------------------------------------------------------------
Fixed maturity investments ............    $7,667.1     100 bp decrease          $ 8,021.1             $   230.1
                                                        100 bp increase            7,338.7                (213.5)
Interest rate swap ....................        $1.1     100 bp decrease          $   (13.1)            $    (9.2)
(carried in other investments) ........                 100 bp increase               16.7                  10.1
--------------------------------------------------------------------------------------------------------------------

(1) The relevant interest rate for the assumed change in White Mountains' fixed income portfolio and interest rate swap is predicated upon assumed changes in the ten-year U. S. Treasury yield.


EQUITY PRICE RISK

The carrying values of White Mountains' common equity securities, its other investments, its Convertible Preference Shares and its contingent liability for Series B Warrants outstanding are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

On August 23, 2001, shareholders will vote on the issuance of additional Shares upon conversion of the Convertible Preference Shares and upon the exercise of the Series B Warrants. Upon shareholder approval, the Convertible Preference Shares and the contingent liability for Series B Warrants will no longer constitute obligations of the Company subject to equity price risk.


FOREIGN CURRENCY EXCHANGE RATES

A small portion of White Mountains' reinsurance assets are denominated in foreign currencies. Net unrealized foreign currency translation gains and losses are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these assets due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income. White Mountains' net assets denominated in foreign currency are not material.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           On June 1, 2001, White Mountains completed its acquisition of OneBeacon. In connection with the Acquisition, the Company raised $437.6 million through the issuance of 2,184,583 Convertible Preference Shares and $75.0 million from the issuance of 1,714,285 Warrants. The Company used the proceeds from these equity issuances to partially fund the Acquisition.

           The Convertible Preference Shares are convertible into 2,184,583 Common Shares upon shareholder approval. Similarly, the Company issued the Warrants in two series, the Series A Warrants consisting of warrants to acquire 1,170,000 Common Shares and the Series B Warrants consisting of warrants to acquire 544,285 Common Shares. The Series A Warrants have terms comparable to the Series B Warrants, except that they are currently exercisable for Common Shares. The Series B Warrants are not exercisable until shareholders approve such exercise. The Company will seek shareholder approval for the conversion of the Convertible Preference Shares and the issuance of Common Shares upon the exercise of the Series B Warrants at the 2001 Annual General Meeting of Shareholders to be held on August 23, 2001. Upon approval by shareholders, each Convertible Preference Share will be repurchased and cancelled by the Company in consideration of the issuance of one Common Share and the Series B Warrants may be exercised, beginning immediately, for Common Shares.

           The Convertible Preference Shares and the Warrants have not been and will not be registered under the Securities Act of 1933. These securities were offered privately to accredited investors as provided under Rule 506 to Regulation D of the Securities Act of 1933. The Company sold the Convertible Preference Shares and Warrants directly to private investors, therefore, no underwriter was used in connection with the offerings.

           The following summarizes the principal features of the Convertible Preference Shares and the Warrants:

           CONVERTIBLE PREFERENCE SHARES

           DIVIDENDS. Holders of Convertible Preference Shares, when and as declared by the Board out of the net profits or net assets of the Company legally available for payment under Bermuda Law, are entitled to receive cumulative dividends payable in cash at the annual rate of $2.00 per share, payable semi-annually beginning on June 30, 2001. Past due and unpaid dividends will accrue an additional dividend at an annual rate of 1% compounded each year. The Company will not declare or pay dividends on its Common Shares as long as dividends on the Convertible Preference Shares are past due and unpaid.

           CONVERSION. Upon receipt of shareholder approval, Conversion will occur at a conversion price of $200.00 per share, subject to certain standard anti-dilution adjustments for issuances of and distributions on Common Shares. After March 31, 2003, and absent shareholder approval, each Convertible Preference Share is convertible into cash equal to the then fair market value of each Common Share.

           REDEMPTION. Any Convertible Preference Shares outstanding on June 1, 2011 will be redeemed by the Company for $200.00 in cash per share, plus all accrued dividends as of such date.

           VOTING. The holders of the Convertible Preference Shares have no voting rights EXCEPT for any voting rights provided in the Company's Bye-laws or required by the Companies Act, 1981. In addition, the Company shall not amend, alter or repeal its Memorandum of Continuance, Bye-laws or the terms and conditions of the Convertible Preference Shares in a manner that adversely affects the rights of the Convertible Preference Shares without first obtaining the consent or approval of at least two-thirds of the then-outstanding Convertible Preference Shares.

           LIQUIDATION. In the event of any liquidation, dissolution, or winding up of the Company, holders of the Convertible Preference Shares are entitled to receive payment of $50.00 per share plus all accrued dividends before any distribution is made to holders of Common Shares.

           RESTRICTIONS ON TRANSFER. Convertible Preference Shares can only be transferred, except to the extent required by applicable law, (i) with the prior written consent of the Company, which consent shall not be unreasonably withheld, (ii) by any initial holder to one of its affiliates or (iii) to the Company or any initial holder of Convertible Preference Shares. The Convertible Preference Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to any citizen or resident of the United States in absence of a valid registration of the Securities Act of 1933 except in reliance on an exemption from the registration requirements. Additionally, transfers of Convertible Preference Shares may also be subject to approval of the Bermuda Monetary Authority.

           REGISTRATION RIGHTS. Subject to certain limitations, holders of the Convertible Preference Shares are entitled to up to three demand registration rights (in the aggregate) and unlimited piggyback rights for the registration of the Common Shares issued upon Conversion.

           WARRANTS

           EXERCISE. The Series B Warrants entitle the holder thereof to purchase 544,285 Common Shares at a price of $175.00 per share, subject to certain standard anti-dilution adjustments for issuances of and distributions on Common Shares. The Series B Warrants become exercisable after the earlier of (i) receipt of the shareholder approval and (ii) March 31, 2003, and may be exercised until June 1, 2008.

           After March 31, 2003, and absent shareholder approval, each Series B Warrant is exercisable for cash equal to the then fair market value of each Common Share less the exercise price.

           VOTING. The Series B Warrants do not (prior to exercise thereof) confer voting rights upon the holders thereof.

           CALL OPTION. At any time between June 1, 2005 and June 1, 2008, the Company may purchase all or any portion of the outstanding Warrants (including the Series B Warrants) for cash in an aggregate amount equal to $60 million, or a pro rata portion of $60 million.

           LIQUIDATION. In the event of any liquidation, dissolution, or winding up of the Company, each registered holder of an outstanding Series B Warrant is entitled to receive distributions with respect to such warrant on an equal basis with the holders of Common Shares less the aggregate exercise price for such warrant.

           RESTRICTIONS ON TRANSFERS. Except to the extent required for antitrust purposes, the Series B Warrants are not transferable, except to one or more affiliates of the holder thereof. The Series B Warrants, and the Common Shares issuable upon exercise, have not been registered under the Securities Act of 1933. Each holder has agreed that it will not resell, assign, distribute or otherwise transfer any of its Series B Warrants or Common Shares issuable upon the exercise except in compliance with the registration requirements of the Securities Act of 1933 and applicable state securities laws or pursuant to an available exemption therefrom. Additionally, transfers of Series B Warrants may also be subject to approval of the Bermuda Monetary Authority.

           REGISTRATION RIGHTS. Subject to certain limitations, holders of the Warrants are entitled to up to two demand registration rights and unlimited piggyback rights for the registration of the Common Shares issued upon the exercise of the Warrants.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

           The Company's 2001 Annual General Meeting will be held on August 23, 2001 in Hamilton, Bermuda. The definitive Proxy Statement relating to the 2001 Annual General Meeting was filed with the Commission on June 25, 2001. A full description of each of the 2001 proposals is contained within that filing.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  11 - Statement Re Computation of Per Share Earnings*

           (b)    Reports on Form 8-K

                  On June 1, 2001, the Registrant filed a Form 8-K amendment (Item 5) which announced that it had acquired OneBeacon as of that date.

                  On June 8, 2001, the Registrant filed a Form 8-K amendment (Item 2) which provided final copies of certain material agreements executed in connection with the acquisition of OneBeacon.

                  On June 8, 2001, the Registrant filed a Form 8-K (Item 9) which served to furnish information pursuant to Regulation FD concerning certain management changes at OneBeacon.

                  On June 25, 2001, the Registrant filed a Form 8-K amendment (Item 2) which provided the requisite historical and pro forma financial data in connection with Items 7(a) and 7(b) to the Form 8-K filed on June 8, 2001 relating to the OneBeacon acquisition.

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



                                    WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                    -------------------------------------
                                    (Registrant)




Date: August 14, 2001               By: /S/ J. BRIAN PALMER
                                       ---------------------------------------
                                       J. Brian Palmer
                                       Chief Accounting Officer