Form 10-Q
period 2001-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2001-11-14
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                          Commission file number 1-8993

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

    Yes  /X/      No / /

         As of November 9, 2001, 8,165,981 Common Shares with a par value of $1.00 per share were outstanding (which includes 94,500 restricted Common Shares which were not vested at such date).

                                       WHITE MOUNTAINS INSURANCE GROUP, LTD.

                                                 TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION                                                                   PAGE NO.
     ITEM 1.     FINANCIAL STATEMENTS

                 Consolidated Balance Sheets,
                 September 30, 2001 (Unaudited) and December 31, 2000                                           3

                 Consolidated Statements of Income and Comprehensive Income (Unaudited),
                 Three Months and Nine Months Ended September 30, 2001 and 2000                                 4

                 Consolidated Statements of Cash Flows (Unaudited),
                 Nine Months Ended September 30, 2001 and 2000                                                  5

                 Consolidated Statements of Common Shareholders' Equity (Unaudited),
                 Nine Months Ended September 30, 2001 and 2000                                                  6

                 Notes to Consolidated Financial Statements (Unaudited)                                         7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                           18

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    26

PART II.         OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                                                         28

SIGNATURES                                                                                                     31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share amounts)


                                                                                SEPTEMBER 30,       December 31,
                                                                                    2001                2000
                                                                                -------------       ------------
                                                                                 (UNAUDITED)
ASSETS

Fixed maturity investments, at fair value (cost: $5,940.5 and $1,063.0)           $ 6,009.9           $1,078.6
Short-term investments, at amortized cost (which approximates fair value)           2,922.0              735.9
Common equity securities, at fair value (cost: $157.5 and $127.5)                     136.3              144.8
Other investments (cost: $138.7 and $117.3)                                           146.5              142.9
                                                                                  ---------           --------

       Total investments                                                            9,214.7            2,102.2

Cash                                                                                   58.3                4.4
Reinsurance recoverable on paid and unpaid losses                                   3,004.7              777.2
Insurance and reinsurance balances receivable                                       1,263.5              105.7
Deferred tax asset                                                                    567.1              105.1
Deferred acquisition costs                                                            345.8               27.2
Accrued investment income                                                             111.6               20.1
Goodwill                                                                               23.1               25.4
Other assets                                                                          671.4              377.9
                                                                                  ---------           --------

TOTAL ASSETS                                                                      $15,260.2           $3,545.2
                                                                                  =========           ========

LIABILITIES

Loss and loss adjustment expense reserves                                         $ 8,178.1           $1,556.3
Unearned insurance and reinsurance premiums                                         1,931.6              182.0
Debt                                                                                1,115.1               96.0
Deferred credits                                                                      715.6               92.2
Funds held under reinsurance treaties                                                 358.3              420.0
Other liabilities                                                                   1,227.7              152.2
                                                                                  ---------           --------
       Total liabilities                                                           13,526.4            2,498.7
                                                                                  ---------           --------

MINORITY INTEREST - SUBSIDIARY PREFERRED STOCK                                        168.1                 --
                                                                                  ---------           --------

COMMON SHAREHOLDERS' EQUITY

Common Shares at $1 par value per share - authorized 50,000,000 shares;
  issued and outstanding 8,165,529 and 5,880,115 shares                                 8.2                5.9
Paid-in surplus                                                                     1,054.6               66.2
Retained earnings                                                                     490.6              927.5
Accumulated other comprehensive income, after tax                                      37.8               46.9
Unearned compensation - restricted Common Share awards                                (25.5)                --
                                                                                  ---------           --------

       Total common shareholders' equity                                            1,565.7            1,046.5
                                                                                  ---------           --------
TOTAL LIABILITIES, MINORITY INTEREST AND
COMMON SHAREHOLDERS' EQUITY                                                       $15,260.2           $3,545.2
                                                                                  =========           ========

     WHITE MOUNTAINS INSURANCE GROUP, LTD.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     UNAUDITED
     (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                       September 30,              September 30,
                                                                                  ------------------------------------------------
                                                                                      2001          2000       2001        2000
                                                                                  ------------  ----------  ----------  ----------
     REVENUES:
       Earned insurance and reinsurance premiums                                    $ 1,067.4    $ 110.8    $ 1,616.4    $ 304.0
       Net investment income                                                            119.3       27.6        201.5       62.6
       Net gains (losses) on investments                                                115.0         .4        148.3       (4.2)
       Net gains on sales of subsidiaries and other assets                                3.7      391.2         12.2      386.2
       Amortization of deferred credits and other benefits                               32.8        9.6         58.3       32.0
       Other revenue                                                                      1.2        6.5          9.5       12.5
                                                                                    ---------    -------    ---------    -------
          Total revenues                                                              1,339.4      546.1      2,046.2      793.1
                                                                                    ---------    -------    ---------    -------
     EXPENSES:
       Loss and loss adjustment expenses                                              1,015.2       99.7      1,515.9      260.0
       Insurance and reinsurance acquisition expenses                                   217.1       26.5        337.8       76.8
       General and administrative expenses                                              151.8       31.7        252.2       64.5
       Share appreciation expense for Series B Warrants                                 (19.3)        --         58.8         --
       Interest expense                                                                  19.5        4.0         27.9       12.2
       Accretion of discounted loss and loss adjustment expense reserves                 32.5         --         40.0         --
                                                                                    ---------    -------    ---------    -------
          Total expenses                                                              1,416.8      161.9      2,232.6      413.5
                                                                                    ---------    -------    ---------    -------
     PRETAX EARNINGS (LOSS)                                                             (77.4)     384.2       (186.4)     379.6

       Tax benefit (provision)                                                           42.4      (49.7)        66.8      (50.9)
                                                                                    ---------    -------    ---------    -------
     NET INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY
       ITEMS                                                                            (35.0)     334.5       (119.6)     328.7

       Accretion of subsidiary Preferred Stock to face value                             (2.2)        --         (2.9)        --
       Dividends on subsidiary Preferred Stock                                           (7.6)        --        (10.0)        --
                                                                                    ---------    -------    ---------    -------

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                       (44.8)     334.5       (132.5)     328.7

       Gain from discontinued operations, after tax                                        --       95.0           --       95.0
                                                                                    ---------    -------    ---------    -------
     NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                       (44.8)     429.5       (132.5)     423.7

       Excess of fair value of acquired net assets over cost,
         C-F Insurance Company                                                           13.6     --             13.6         --
       Loss on early extinguishment of debt                                                --     --             (4.8)        --
                                                                                    ---------    -------    ---------    -------
     NET INCOME (LOSS)                                                                  (31.2)     429.5       (123.7)     423.7

       Dividends on Convertible Preference Shares                                          --         --          (.3)        --
                                                                                    ---------    -------    ---------    -------
     NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                             $   (31.2)   $ 429.5    $  (124.0)   $ 423.7
                                                                                    =========    =======    =========    =======
     OTHER COMPREHENSIVE INCOME (LOSS) ITEMS ARISING DURING THE PERIOD,
       AFTER TAX:

       Net change in unrealized gains for investments held                               33.9       25.4         21.5       26.0
       Net change in foreign currency translation                                         (.6)       (.2)         (.9)       (.6)
       Recognition of net unrealized losses (gains) for investments sold                  6.2      (61.9)       (29.7)     (17.7)
                                                                                    ---------    -------    ---------    -------
     COMPREHENSIVE NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS               $     8.3    $ 392.8    $  (133.1)   $ 431.4
                                                                                    =========    =======    =========    =======
     BASIC EARNINGS PER COMMON SHARE:

        Net income (loss) from continuing operations                                $   (6.60)   $ 56.86    $  (21.48)   $ 55.71
        Net income (loss)                                                               (4.59)     73.02       (20.05)     71.81
        Comprehensive net income (loss)                                                  1.24      66.78       (21.52)     73.12

     DILUTED EARNINGS PER COMMON SHARE:

        Net income (loss) from continuing operations                                $   (6.60)   $ 56.59    $  (21.48)   $ 55.58
        Net income (loss)                                                               (4.59)     72.67       (20.05)     71.65
        Comprehensive net income (loss)                                                  1.24      66.46       (21.52)     72.95

     DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                   $      --    $   .40    $    1.00    $  1.20

                 See Notes to Consolidated Financial Statements

     WHITE MOUNTAINS INSURANCE GROUP, LTD.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     UNAUDITED
     (MILLIONS)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           ---------------------------------
                                                                                                 2001             P2000
                                                                                           ---------------    --------------
       CASH FLOWS FROM OPERATIONS:
       Net (loss) income available to common shareholders                                  $       (124.0)    $       423.7
       Charges (credits) to reconcile net income to cash flows from operations:
         Share appreciation expense for Series B Warrants                                            58.8                 -
         Accretion of discounted loss and loss adjustment expense reserves                           40.0                 -
         Gain from discontinued operations                                                              -             (95.0)
         Loss on early extinguishments of debt                                                        4.8                 -
         Excess of fair value of assets acquired over cost, C-F Insurance Company                   (13.6)                -
         Amortization of deferred credits and other benefits                                        (58.3)            (32.0)
         Net (gains) losses on investments                                                         (148.3)              4.2
         Net gains on sales of subsidiaries and other assets                                        (12.2)           (386.2)
       Other operating items:
         Net change in reinsurance recoverable on paid and unpaid losses                           (102.5)             35.8
         Net change in insurance loss and loss adjustment expense reserves                          192.2             (55.2)
         Net change in insurance and reinsurance premiums receivable                                 90.2               1.3
         Net change in unearned insurance and reinsurance premiums                                 (114.7)             (9.3)
         Other, net                                                                                 (21.7)             25.0
                                                                                           ---------------    --------------
       NET CASH FLOWS USED FOR OPERATIONS                                                          (209.3)            (87.7)
                                                                                           ---------------    --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in short-term investments                                                    (493.5)           (699.6)
         Sales and maturities of fixed maturity investments                                       5,432.4             313.9
         Sales of common equity securities and other investments                                    144.7             117.7
         Sale of consolidated subsidiary, net of cash balances sold                                  23.6             570.4
         Purchases of consolidated subsidiaries, net of cash balances acquired                   (1,770.2)             70.4
         Purchases of fixed maturity investments                                                 (4,372.2)           (124.6)
         Purchases of common equity securities and other investments                               (152.1)           (155.8)
         Net (acquisitions) dispositions of property and equipment                                  (12.5)              1.3
                                                                                           ---------------    --------------
       NET CASH FLOWS (USED FOR) PROVIDED FROM INVESTING ACTIVITIES                              (1,199.8)             93.7
                                                                                           ---------------    --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of debt                                                             825.0              15.0
         Proceeds from issuance of Convertible Preference Shares                                    437.6                 -
         Proceeds from issuance of subsidiary Preferred Stock                                       245.0                 -
         Proceeds from issuance of warrants to acquire Common Shares                                 75.0                 -
         Repayments of debt                                                                        (103.9)             (9.0)
         Cash dividends paid to preferred shareholders                                              (10.3)                -
         Cash dividends paid to common shareholders                                                  (5.9)             (7.1)
         Net issuances (repurchases) of Common Shares                                                  .5              (8.8)
                                                                                           ---------------    --------------
       NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                     1,463.0              (9.9)
                                                                                           ---------------    --------------
       NET INCREASE (DECREASE) IN CASH DURING PERIOD                                                 53.9              (3.9)

       CASH BALANCES AT BEGINNING OF PERIOD                                                           4.4               3.9
                                                                                           ---------------    --------------
       CASH BALANCES AT END OF PERIOD                                                      $         58.3     $           -
                                                                                           ---------------    --------------
       SUPPLEMENTAL CASH FLOWS INFORMATION:
         Interest paid and prepaid                                                         $        (21.4)    $       (13.8)
         Net income taxes received (paid)                                                             4.1             (53.0)

                 See Notes to Consolidated Financial Statements.

      WHITE MOUNTAINS INSURANCE GROUP, LTD.
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
      Unaudited
      (dollars in millions)

                                                       Total           Common                         Accum. other
                                                      Common         Shares and                        comprehensive
                                                    shareholders'     paid-in         Retained        income (loss)     Unearned
                                                      equity          surplus         earnings       items, after tax  compensation
                                                   --------------  ---------------  -------------    ----------------  ------------
Balances at January 1, 2001                       $  1,046.5       $  72.1          $  927.5         $   46.9          $       --
                                                  ----------       -------          --------         --------          ----------
Net loss                                              (123.7)           --            (123.7)              --                  --
Other comprehensive income items, after tax             (9.1)           --                --             (9.1)                 --
Dividends declared:
  Common Shares                                         (5.9)           --              (5.9)              --                  --
  Convertible Preference Shares                          (.3)           --               (.3)              --                  --
Issuance of Warrants                                   213.6         213.6                --               --                  --
Issuance of Common Shares                              440.2         745.3            (305.1)              --                  --
Common Shares repurchased                               (2.0)          (.1)             (1.9)              --                  --
Issuance of restricted Common Shares                      --          31.9                --               --               (31.9)
Amortization of restricted Common Shares                 6.4            --                --               --                 6.4
                                                  ----------    ----------          --------         --------          ----------
BALANCES AT SEPTEMBER 30, 2001                    $  1,565.7    $  1,062.8          $  490.6         $   37.8             $ (25.5)
                                                  ==========    ==========          ========         ========          ==========

                                                      Total          Common                      Accum. other
                                                     Common        Shares and                    comprehensive
                                                   shareholders'    paid-in         Retained     income (loss)       Unearned
                                                     equity         surplus         earnings    items, after tax   compensation
                                                   -------------   ----------     ------------  ----------------- ---------------
Balances at January 1, 2000                          $    614.3      $  72.9      $  534.2      $   7.2           $           --
                                                     ----------      -------      ------        -----             --------------
Net income                                                423.7           --         423.7         --                         --
Other comprehensive income items, after tax                 7.7           --            --          7.7                       --
Dividends declared - Common Shares                         (7.1)          --          (7.1)        --                         --
Common Shares repurchased                                  (8.3)         (.8)         (7.5)        --                         --
                                                     ----------      -------      --------      -------           --------------
Balances at September 30, 2000                       $  1,030.3      $  72.1      $  943.3      $  14.9           $           --
                                                     ==========      =======      ========      =======           ==============

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1. BASIS OF PRESENTATION

These condensed consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM
11. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM DX.

White Mountains' consolidated property and casualty insurance operations are conducted primarily through OneBeacon Corporation ("OneBeacon", formerly CGU Corporation), which was acquired by White Mountains on June 1, 2001. White Mountains' consolidated property and casualty reinsurance operations are conducted through Folksamerica Holding Company, Inc. ("Folksamerica"). Folksamerica also owns Peninsula Insurance Company ("PIC") and the run-off insurance operations of American Centennial Insurance Company ("ACIC") and British Insurance Company of Cayman ("BICC").

All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, its Form 10-Qs for the periods ended March 31, 2001 and June 30, 2001 and its Form 8-K dated June 1, 2001 (filed June 25, 2001) which contains certain historical and pro forma financial information of White Mountains and OneBeacon. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in connection with the purchase or sale of the Company's consolidated affiliates.

DEFERRED CREDITS AND GOODWILL

In September 2001 White Mountains acquired C-F Insurance Company ("C-F"), an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, five-year note by White Mountains which may be reduced by adverse loss development experienced by C-F post-acquisition. In connection with a new accounting pronouncement pertaining to acquisitions made after June 30, 2001, White Mountains recognized a $13.6 million extraordinary gain during the 2001 third quarter representing the excess of the fair value of C-F's net assets over its cost. See Note 5.

As of September 30, 2001 and December 31, 2000, White Mountains had deferred credit balances of $715.6 million and $92.2 million, respectively, and goodwill of $23.1 million and $25.4 million, respectively. The deferred credits and goodwill resulted principally from the acquisition activities outlined below.

On June 1, 2001 White Mountains acquired OneBeacon for $2,114.3 million in cash and debt including related expenses. Because the cost of OneBeacon was less than the fair value of its net assets acquired at that date, White Mountains recorded a $682.0 million deferred credit at acquisition ($649.5 million at September 30, 2001) which is being amortized to income ratably over the estimated period of benefit of seven years. See Note 2.

In May 2000 White Mountains acquired the reinsurance operations of Risk Capital Reinsurance Company ("the Risk Capital Operations") for $20.3 million in cash plus related expenses. Because the cost of the Risk Capital Operations was more than the fair value of its net assets at that date, White Mountains recorded $24.9 million of goodwill at acquisition ($21.5 million and $23.3 million at September 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of ten years.

In March 2000 White Mountains acquired PCA Property & Casualty Insurance Company ("PCA") for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition ($28.3 million and $33.0 million at September 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of six years.

In October 1999 White Mountains acquired the International American Group ("IAG", which consisted primarily of PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring IAG was less than the fair value of its net assets, the Company recorded a $62.0 million deferred credit at acquisition ($21.5 million and $37.0 million at September 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of three years.

In June 1999 White Mountains acquired USF Re Insurance Co. ("USF Re") for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by White Mountains which was to be reduced by adverse loss development post-acquisition. In response to USF Re adverse development experienced by White Mountains post-acquisition, the USF Re Note has been reduced to zero at September 30, 2001 and December 31, 2000 and was reduced by $1.8 million and $6.8 million during the three and nine month periods ended September 30, 2000, respectively.

In August 1998 White Mountains acquired Folksamerica. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net assets at that date, White Mountains recorded a $39.8 million deferred credit ($16.3 million and $22.2 million at September 30, 2001 and December 31, 2000, respectively) which is being amortized to income ratably over the estimated period of benefit of five years.

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets". In connection with SFAS No. 142, on January 1, 2002, White Mountains will recognize its entire unamortized deferred credit balance as an extraordinary gain and will no longer systematically amortize its goodwill. See
Note 5.

FOREIGN CURRENCY TRANSLATION

Net after tax losses from foreign currency fluctuations associated with Folksamerica's Canadian operations and certain BICC loss and loss adjustment expense reserves totalled $1.6 million and $.7 million at September 30, 2001 and December 31, 2000, respectively. These net after tax losses are recorded in shareholders' equity as a component of accumulated other comprehensive income and changes in these values are reported on the income and comprehensive income statement as a component of other comprehensive net income.

NOTE 2. ACQUISITION OF ONEBEACON

On June 1, 2001, White Mountains acquired OneBeacon from London-based CGNU plc. ("CGNU") for $2,114.3 million (the "Acquisition"), of which $260.0 million consisted of a convertible note payable (the "Seller Note") with the balance paid in cash. OneBeacon, which is headquartered in Boston, Massachusetts, currently operates through property and casualty insurance companies licensed in all 50 states. OneBeacon operates primarily through a network of independent insurance agents.

White Mountains and OneBeacon undertook a series of related pre-closing transactions prior to the Acquisition. A summary of these transactions follow:

WHITE MOUNTAINS PRE-CLOSING TRANSACTIONS

DEBT TENDER AND DEBT ESCROW TRANSACTIONS

In April 2001 the Company completed a tender offer and consent solicitation for $96.3 million in outstanding medium- term notes (the "Debt Tender") which facilitated the Acquisition by amending the indenture governing the notes. Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of its medium-term notes and subsequently prepaid, in the form of a fully-funded irrevocable escrow arrangement (the "Debt Escrow"), the balance of the outstanding medium-term notes. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during the 2001 second quarter.

EQUITY FINANCING

On June 1, 2001, a small group of private investors purchased $437.6 million of a newly-issued class of non-voting convertible preference shares of the Company (the "Convertible Preference Shares"). On August 23, 2001, upon approval by shareholders at the Company's 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting"), the Convertible Preference Shares were repurchased and cancelled by the Company (the "Conversion") in consideration of 2,184,583 Common Shares ("Shares"). Had shareholder approval not been obtained by March 31, 2003, the holders of Convertible Preference Shares would have had the right to require the Company to repurchase the Convertible Preference Shares on an "as converted" basis at the then-current price of a Share. Since the market value of Shares on the close of business August 22, 2001 ($340.00 per Share) exceeded the private investors' cost of the Convertible Preference Shares (approximately $200.00 per Share), this instrument was deemed to have had a beneficial conversion feature. This determination required that the Convertible Preference Shares be marked-to-market, by an adjustment to retained earnings until August 22, 2001, the date the Convertible Preference Shares were converted to shareholders' equity. While outstanding, the Convertible Preference Shares received an annual dividend of $2.00 per share.

On June 1, 2001, Berkshire Hathaway, Inc. ("Berkshire") purchased from the Company, for $75.0 million in cash, warrants (the "Warrants") to acquire 1,714,285 Shares at an exercise price of $175.00 per Share. Of the total Warrants purchased by Berkshire, Warrants to purchase 1,170,000 Shares (the "Series A Warrants") were immediately exercisable and Warrants to purchase approximately 544,285 Shares (the "Series B Warrants") became exercisable on August 23, 2001. From the period June 1, 2001 through August 22, 2001, the Series B Warrants did not represent common equity to the Company - they constituted a contingent put liability (similar in nature to a stock appreciation right) which was carried at fair value through a periodic charge or credit to the income statement. Upon shareholder approval at the 2001 Annual Meeting, the Series B Warrants were converted to shareholders' equity. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

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

As previously mentioned, White Mountains received a total of $300.0 million in cash from Berkshire in full payment for the Warrants and the Berkshire Preferred Stock. The proceeds received were allocated to each instrument based on their relative estimated fair values on June 1, 2001. As a result, $154.8 million of such proceeds were allocated to the Warrants and $145.2 million of such proceeds were allocated to the Berkshire Preferred Stock. White Mountains will accrete the Berkshire Preferred Stock's recorded value to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term through an income statement charge. During the three and nine months ended September 30, 2001, White Mountains recorded $2.2 million and $2.9 million of accretion charges on the Berkshire Preferred Stock, respectively.

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

BANK FINANCING

On June 1, 2001, a subsidiary of the Company borrowed $700.0 million in term loans and $125.0 million in revolving loans (of a $175.0 million revolving loan facility) from a banking syndicate arranged by Lehman Brothers Inc. (collectively the "Lehman Facility"). The term loans are repayable in quarterly installments with a final maturity on the sixth anniversary of the closing date. The revolving loan facility is available from the closing date until the fifth anniversary of the closing. The loans are variable rate instruments which are currently tied to a rate based on the three-month eurodollar rate. White Mountains subsequently entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate on the Lehman Facility (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").

SELLER NOTE

On June 1, 2001, White Mountains issued the Seller Note to CGNU. The Seller Note has an eighteen-month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Shares valued at $245.00 per Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the Seller Note.

ONEBEACON PRE-CLOSING TRANSACTIONS

OneBeacon also undertook a series of significant and related transactions prior to the Acquisition. A summary of these transactions follow:

REINSURANCE CONTRACTS

Immediately prior to Acquisition, CGNU caused OneBeacon to purchase reinsurance protection with National Indemnity Company (the "NICO Cover") for $1,114.8 million in cash. Pursuant to the NICO Cover, OneBeacon obtained $2.5 billion in total coverage against its asbestos, environmental and certain other latent exposures and ceded net nominal loss reserves of $747.6 million. Additionally, immediately prior to Acquisition, CGNU caused OneBeacon to purchase reinsurance protection with General Re Corporation (the "GRC Cover") for $275.0 million in cash. Pursuant to the GRC Cover, OneBeacon obtained $400.0 million of adverse development coverage.

The NICO Cover and the GRC Cover, which were contingent on, and occurred contemporaneously with the Acquisition, are accounted for as prospective reinsurance under the FASB's Emerging Issues Task Force Topic No. D-54 which characterizes the protection as an indemnification by the seller for increases in the liabilities for loss and loss adjustment expenses that existed at the acquisition date.

National Indemnity Company and General Re Corporation are wholly-owned subsidiaries of Berkshire. Through the Warrants, Berkshire has the right to acquire 1,714,285 Shares at an exercise price of $175.00 per Share. The Warrants represented 17% of the total outstanding Shares at September 30, 2001 on a fully converted basis.

PRO FORMA FINANCIAL INFORMATION FOR THE ACQUISITION - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Acquisition was accounted for by the purchase method of accounting and, therefore, the assets and liabilities of OneBeacon were recorded by White Mountains at their fair values on June 1, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows: (i) the purchase price of OneBeacon was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit. The resulting purchase price allocation relating to the OneBeacon acquisition, as shown below, is tentative and, as permitted under purchase accounting principles, may be revised in the near term.

The fair value of assets and liabilities acquired on June 1, 2001 were as follows (in $ millions):

         Fair value of assets acquired                      $  11,895.1
         Fair value of liabilities acquired                     9,098.8
                                                           ------------
         Fair value of net assets acquired                      2,796.3
         Total purchase price, including expenses             (2,114.3)
                                                           ------------
         Resulting deferred credit                          $     682.0
                                                           ============

Significant assets and liabilities acquired through OneBeacon included $7,442.6 million of cash and investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $7,011.1 million of loss and loss adjustment expense reserves and $1,897.7 million of unearned insurance premiums.

Supplemental unaudited pro forma condensed combined income statement information for the nine month periods ended September 30, 2001 and 2000, which assumes that the Acquisition had occurred as of January 1, 2001 and 2000, respectively, follows:

                                                                                           Pro Forma
                                                                                       Nine Months Ended
(Unaudited)                                                                              September 30,
                                                                             --------------------------------------
Millions, except per Share amounts                                                  2001               2000
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                                   $2,926.8          $ 3,066.5

Net income (loss) from continuing operations                                      $(446.4)         $   152.3
Net income (loss)                                                                 $(458.0)         $   283.1

BASIC EARNINGS PER SHARE:
  Net income (loss) from continuing operations                                    $(72.52)         $   23.82
  Net income (loss)                                                               $(74.06)         $   45.72

DILUTED EARNINGS PER SHARE:
  Net income (loss) from continuing operations                                    $(72.52)         $   23.77
  Net income (loss)                                                               $(74.06)         $   45.62
-------------------------------------------------------------------------------------------------------------------

The unaudited pro forma information presented above for the nine month periods ended September 30, 2001 and 2000 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition been consummated at January 1, 2001 and 2000, respectively. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover which are included therein. These transactions served to reduce revenues during the 2001 and 2000 pro forma periods presented by approximately $1.6 billion and $1.7 billion, respectively, and served to reduce net income by approximately $345.2 million and $281.4 million, respectively.

NOTE 3. INSURANCE AND REINSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The following table summarizes the loss and loss adjustment expense reserve activities of OneBeacon for the three months and the four months ended September 30, 2001:

----------------------------------------------------------------------------------------------------
                                                                              THREE         FOUR
                                                                             MONTHS        MONTHS
                                                                              ENDED         ENDED
                                                                            SEPT. 30,     SEPT. 30,
Millions                                                                      2001          2001
----------------------------------------------------------------------------------------------------
Gross beginning balance                                                      $ 6,306.4    $        -
    Less beginning reinsurance recoverable on unpaid losses                   (1,925.9)            -
                                                                           -----------   -----------
Net loss and loss adjustment expense reserves                                  4,380.5             -

Net loss and loss adjustment expense reserves acquired (1)                           -       4,394.4

Loss and loss adjustment expenses incurred relating to:

    Current year losses                                                          924.2       1,232.7
    Prior year losses                                                                -             -
                                                                           -----------   -----------
Total incurred loss and loss adjustment expenses                                 924.2       1,232.7

Accretion of discounted loss and loss adjustment expense reserves                 32.5          40.0

Loss and loss adjustment expenses paid relating to:
    Current year losses                                                        (438.6)       (579.2)
    Prior year losses                                                          (340.6)       (529.9)
                                                                           -----------   -----------
Total loss and loss adjustment expense payments                                (779.2)     (1,109.1)

Net ending balance                                                             4,558.0       4,558.0
    Plus ending reinsurance recoverable on unpaid losses                       2,055.2       2,055.2
                                                                           -----------   -----------
Gross ending balance                                                         $ 6,613.2    $  6,613.2
====================================================================================================

(1) Reinsurance recoverable on unpaid losses acquired in the Acquisition were $1,969.8 million.

In connection with purchase accounting for the Acquisition, White Mountains reduced OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This reduction to net loss and loss adjustment expense reserves of $300.0 million will be accreted through an income statement charge over the period that the claims are expected to be settled. As such, White Mountains recognized $32.5 million and $40.0 million of additional loss and loss adjustment expenses for the three months and the four months ended September 30, 2001, respectively. The fair values of OneBeacon's loss and loss adjustment expense reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating the fair value of such items, management adjusted OneBeacon's nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were actuarially developed using OneBeacon's historical loss data. The "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would likely incur if it had attempted to obtain reinsurance for the full amount of its net loss and loss adjustment expense reserves with a third party reinsurer.

The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' other insurance and reinsurance operations for the three months and nine months ended September 30, 2001 and 2000:

                                                                           Three Months Ended    ine Months Ended
                                                                             September 30,      N September 30,
                                                                          --------------------  ------------------
Millions                                                                        2001      2000       2001     2000
------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                    $ 1,555.7  $1,600.8   $1,556.3 $  851.0
    Less beginning reinsurance recoverable on unpaid losses                  (779.7)   (381.2)    (726.5)  (167.7)
                                                                          ----------------------------------------
Net loss and loss adjustment expense reserves                                  776.0   1,219.6      829.8    683.3

Net loss and loss adjustment expense reserves acquired - PCA (1)                   -         -          -    252.3
Net loss and loss adjustment expense reserves acquired - Risk Capital (1)          -         -          -    312.5
Net loss and loss adjustment expense reserves acquired - C-F (1)                 2.3         -        2.3        -
Loss and loss adjustment expenses incurred relating to:
    Current year losses                                                         91.9      77.5      261.0    224.5
    Prior year losses                                                           (.9)      22.2       22.2     35.5
                                                                          ----------------------------------------
Total incurred loss and loss adjustment expenses                                91.0      99.7      283.2    260.0

Loss and loss adjustment expenses paid relating to:
    Current year losses                                                       (39.1)    (16.2)     (56.0)   (30.3)
    Prior year losses                                                         (73.2)    (65.5)    (302.3)  (240.2)
                                                                          ----------------------------------------
Total loss and loss adjustment expense payments                              (112.3)    (81.7)    (358.3)  (270.5)

Net ending balance                                                             757.0   1,237.6      757.0  1,237.6
    Plus ending reinsurance recoverable on unpaid losses                       807.9     341.6      807.9    341.6
                                                                          ----------------------------------------
Gross ending balance                                                       $ 1,564.9 $ 1,579.2  $ 1,564.9 $1,579.2
==================================================================================================================

(1) Reinsurance recoverable on unpaid losses acquired in the Risk Capital and PCA transactions were $59.1 million and $153.3 million, respectively. Reinsurance recoverable on unpaid losses acquired in the C-F transaction were not significant.

Incurred loss and loss adjustment expenses totalling $22.2 million for the nine months ended September 30, 2001 related to prior accident years primarily represent: (i) higher than expected reported losses in Folksamerica's property excess line recorded during the 2001 first quarter; and (ii) strengthening of reserves related to business ceded as part of a retroactive reinsurance agreement entered into during the 2000 fourth quarter. The offsetting benefit resulting from the reinsurance contract has been deferred and will be recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. Incurred loss and loss adjustment expenses totalling $35.5 million for the nine months ended September 30, 2000 related to prior accident years are primarily from reserve development of the loss portfolios from USF Re and Risk Capital Re, as well as reserve additions related to property catastrophes occurring in late 1999 and asbestos, environmental liability and breast implant exposures.

NOTE 4. EARNINGS PER SHARE

Basic earnings per Common Share is computed using the weighted average number of Shares outstanding. Diluted earnings per Common Share is computed using the weighted average number of Shares and the net effect of dilutive equivalent Shares outstanding. The following table outlines the Company's computation of earnings per Share for the three months and nine months ended September 30, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                             Three Months           Nine Months
                                                                           Ended Sept. 30,        Ended Sept. 30,
                                                                         --------------------   -------------------
                                                                               2001      2000        2001      2000
-------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE NUMERATORS (IN MILLIONS):
Net income (loss) from continuing operations available
  to common shareholders                                                  $   (44.8)  $ 334.5     $(132.8)  $ 328.7
   Gain from discontinued operations, after tax                                   -      95.0           -      95.0
   Extraordinary income items                                                  13.6         -         8.8         -
                                                                         ------------------------------------------
Net income (loss) available to common shareholders                        $   (31.2)  $ 429.5     $(124.0)  $ 423.7
                                                                         ==========================================
Comprehensive net income (loss) available to
  common shareholders                                                     $     8.3   $ 392.8     $(133.1)  $ 431.4
-------------------------------------------------------------------------==========================================
EARNINGS PER SHARE DENOMINATORS (IN THOUSANDS):
Basic earnings per Share denominator (average Shares outstanding)             6,787     5,881       6,185     5,900
   Dilutive options and warrants to acquire Shares (1)                            -        28           -        13
                                                                         ------------------------------------------
Diluted earnings per Share denominator                                        6,787     5,909       6,185     5,913
-------------------------------------------------------------------------==========================================
BASIC EARNINGS PER SHARE (IN DOLLARS):
Net income (loss) from continuing operations                              $   (6.60)  $ 56.86     $(21.48)  $ 55.71
   Gain from discontinued operations, after tax                                   -     16.16           -     16.10
   Extraordinary income items                                                  2.01         -        1.43         -
                                                                         ------------------------------------------
Net income (loss)                                                         $   (4.59)  $ 73.02     $(20.05)  $  71.81
                                                                         ==========================================
Comprehensive net income (loss)                                           $    1.24   $ 66.78    $(21.52)   $ 73.12
-------------------------------------------------------------------------==========================================
DILUTED EARNINGS PER SHARE (IN DOLLARS):
Net income (loss) from continuing operations                              $   (6.60) $  56.59    $ (21.48)  $  55.58
   Gain from discontinued operations, after tax                                   -     16.08           -     16.07
   Extraordinary income items                                                  2.01         -        1.43         -
                                                                         ------------------------------------------
Net income (loss)                                                         $   (4.59)  $ 72.67    $ (20.05)  $ 71.65
                                                                         ==========================================
Comprehensive net income (loss)                                           $    1.24   $ 66.46    $ (21.52)  $ 72.95
===================================================================================================================

(1) The 2001 periods exclude the net anti-dilutive effects of (i) options to acquire 81,000 Shares at prices ranging from $111.51 to $116.51 per Share,
     (ii) Warrants to acquire 1,714,285 Shares at $175.00 per Share, and (iii) restricted Shares which are being expensed through the income statement. The 2000 periods include the net dilutive effects of options to acquire 81,000 Shares at prices ranging from $106.19 to $109.91 per Share.

NOTE 5. ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

Effective January 1, 2001, insurance companies domiciled in the United States were required to adopt new regulations implementing a codification of statutory accounting principles for insurers ("Codification"). The purpose of Codification was to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by state law. Codification did not serve to reduce the aggregate policyholders' surplus of White Mountains' insurance and reinsurance operations as of January 1, 2001.

In June 2001 the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets". SFAS No. 142 sets forth new standards concerning accounting for deferred credits, goodwill and other intangible assets arising from business combinations. With respect to deferred credits, SFAS No. 142 calls for the immediate recognition of all existing and prospective deferred credits through the income statement as an extraordinary gain. With respect to goodwill, SFAS No. 142 calls for the amortization of existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS No. 142 is effective for interim and annual periods beginning after December 15, 2001. As a result, White Mountains will recognize its entire unamortized deferred credit balance on January 1, 2002 as an extraordinary gain and will no longer ratably amortize its unamortized goodwill balance at that date.

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

                                                                  Property and
                                                                     Casualty                    Holding
Millions                                                            Insurance    Reinsurance     Company      Total
-------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums                            $1,302.1      $ 314.3       $     -   $1,616.4
Net investment income                                                   142.9         45.6          13.0      201.5
Net gains on investments and sales of other assets                      126.9         24.7           8.9      160.5
Amortization of deferred credit and other benefits                       32.5         10.3          15.5       58.3
Other revenue                                                             4.0          4.8            .7        9.5
                                                                 --------------------------------------------------
Total revenues                                                       $1,608.4      $ 399.7       $  38.1   $2,046.2
                                                                 --------------------------------------------------
Pretax loss                                                          $(132.3)      $ (26.4)      $ (27.7)  $ (186.4)
                                                                 --------------------------------------------------
Net loss from continuing operations                                  $ (84.8)      $ (17.1)      $ (30.6)  $ (132.5)
===================================================================================================================
Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums                            $   16.2     $  287.8       $     -   $  304.0
Net gains on investments and sales of other assets                          -            -         385.8      385.8
Net investment income                                                     6.3         45.8          10.5       62.6
Net realized gains (losses) on investments                                (.2)        (5.7)          2.1       (3.8)
Amortization of deferred credit and other benefits                          -         15.0          17.0       32.0
Other revenue                                                             9.9          2.6             -       12.5
                                                                 --------------------------------------------------
Total revenues                                                       $   32.2     $  345.5       $ 415.4   $  793.1
                                                                 --------------------------------------------------
Pretax earnings                                                     $     7.1  $        .6       $ 371.9   $  379.6
                                                                 --------------------------------------------------
Net income from continuing operations                               $     4.2   $      6.7       $ 317.8   $  328.7
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                   Property and
                                                                     Casualty                   Holding
Millions                                                            Insurance   Reinsurance     Company      Total
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums                            $  972.1     $   95.3      $      -   $1,067.4
Net investment income                                                   105.5         12.1           1.7      119.3
Net gains (losses) on investments and sales of other assets             124.3         11.0         (16.6)     118.7
Amortization of deferred credit and other benefits                       24.4          3.2           5.2       32.8
Other revenue                                                             1.4            -           (.2)       1.2
                                                                 --------------------------------------------------
Total revenues                                                       $1,227.7     $  121.6      $   (9.9)  $1,339.4
                                                                 --------------------------------------------------
Pretax income (loss)                                                 $  (82.2)    $  (14.0)     $   18.8   $  (77.4)
                                                                 --------------------------------------------------
Net income (loss) from continuing operations                         $  (51.0)    $  (13.5)     $   19.7   $  (44.8)
===================================================================================================================
Three Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums                            $    5.3     $  105.5      $      -   $  110.8
Gains on sales of subsidiaries and other assets                             -            -         385.8      385.8
Net investment income                                                     2.1         16.4           9.1       27.6
Net gains (losses) on investments and sales of other assets               (.2)          .2           5.8        5.8
Amortization of deferred credit and other benefits                        (.2)         4.4           5.4        9.6
Other revenue                                                             5.3          1.2             -        6.5
                                                                 --------------------------------------------------
Total revenues                                                       $   12.3     $  127.7      $  406.1   $  546.1
                                                                 --------------------------------------------------
Pretax earnings (loss)                                               $    4.5     $   (5.1)     $  384.8   $  384.2
                                                                 --------------------------------------------------
Net income (loss) from continuing operations                         $    3.2     $    (.2)     $  331.5   $ 334.5
===================================================================================================================

Millions                                           Property and
                                                     Casualty                           Holding
Total assets                                         Insurance      Reinsurance          Company           Total
-------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001                                  $12,298.0        $2,731.4              $230.8         $15,260.2
December 31, 2000                                       287.2         2,681.4               576.6           3,545.2
===================================================================================================================

NOTE 7. ESTIMATED CHARGES INCURRED IN CONNECTION WITH THE TRAGEDIES OF SEPTEMBER 11, 2001

In connection with the terrorist attacks of September 11, 2001 (the "Attacks"), White Mountains recorded approximately $130 million of charges, including ceded catastrophe reinsurance reinstatement premiums of $8 million, during the 2001 third quarter. Gross and net of reinsurance losses from the Attacks were approximately $248 million and $105 million, respectively, at OneBeacon and $100 million and $17 million, respectively, at Folksamerica. White Mountains has evaluated each of its significant reinsurers and believes its provision for uncollectible reinsurance, with respect to reinsurance relating to the Attacks and otherwise, to be adequate.

NOTE 8.  SUBSEQUENT EVENT

On October 31, 2001, OneBeacon executed a definitive agreement with Liberty Mutual Insurance Group ("Liberty Mutual") whereby Liberty Mutual, beginning November 1, 2001, will assume new and renewal commercial and personal lines business produced by OneBeacon agents in 42 states and the District of Columbia. Additionally, OneBeacon will reinsure 66 2/3% of the net premiums written and the net liability for loss and loss adjustment expense of all policies subject to the agreement during the first twelve months after November 1, 2001 and 33 1/3% of such net premiums written and net liability for loss and loss adjustment expenses during the following twelve months (the "Renewal Rights Agreement"). As a result of the Renewal Rights Agreement, OneBeacon expects to become a Northeast regional personal and commercial lines insurance company with some select specialty markets in other regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS--THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

White Mountains reported a net loss available to common shareholders of $124.0 million or $20.05 per Share for the nine months ended September 30, 2001, compared to net income of $423.7 million or $71.65 per diluted Share for the comparable 2000 period. Included in these amounts were $8.8 million and $95.0 million of net income relating to extraordinary items and discontinued operations for the 2001 and 2000 nine month periods, respectively. White Mountains' comprehensive net loss available to common shareholders, which includes other comprehensive income items (primarily changes in net unrealized investment gains for the period), was $133.1 million or $21.52 per Share for the nine months ended September 30, 2001, compared to comprehensive net income of $431.4 million or $72.95 per diluted Share for the comparable 2000 period.

White Mountains reported a net loss available to common shareholders of $31.2 million or $4.59 per Share for the three months ended September 30, 2001, compared to net income of $429.5 million or $72.67 per diluted Share for the comparable 2000 period. Included in these amounts were $13.6 million and $95.0 million of net income relating to extraordinary items and discontinued operations for the 2001 and 2000 three month periods, respectively. White Mountains' comprehensive net income available to common shareholders was $8.3 million or $1.24 per Share for the three months ended September 30, 2001, compared to comprehensive net income of $392.8 million or $66.46 per diluted Share for the comparable 2000 period.

White Mountains' net loss for the three and nine months ended September 30, 2001, respectively, includes $84.6 million of charges (after taxes and reinsurance) associated with the Attacks. White Mountains' net income for the three and nine months ended September 30, 2000, respectively, includes a $341.2 million after tax gain on the sale of a former subsidiary of White Mountains and all its remaining holdings of the common stock of Financial Security Assurance Holdings Ltd., to Dexia S.A.

During the three and nine months ended September 30, 2001, White Mountains reported a $13.6 million extraordinary gain representing the excess of the fair value of C-F's net assets acquired over White Mountains' cost. During the nine month period then ended, White Mountains reported a $4.8 million extraordinary loss on early extinguishment of debt. During the three and nine months ended September 30, 2000, White Mountains' reported a $95.0 million reserve release resulting from a favorable tax ruling which served to conclude outstanding issues concerning the Company's 1991 sale of Fireman's Fund Insurance Company.

White Mountains ended the third quarter of 2001 with a tangible book value per Share (which includes unamortized deferred credits less goodwill per Share) of $243.41 versus a June 30, 2001 value of $247.34 per Share and a December 31, 2000 value of $187.65 per Share.

                      INSURANCE AND REINSURANCE OPERATIONS

ONEBEACON. OneBeacon reported a $67.5 million comprehensive net loss during the four months ended September 30, 2001, which included of $145.9 million in after tax losses from operations, $19.4 million in amortization of purchase accounting adjustments and $97.8 million of after tax net investment gains. OneBeacon reported a $15.7 million comprehensive net loss during the third quarter of 2001, which included $110.8 million in after tax losses from operations, $17.2 million in amortization of purchase accounting adjustments and $112.3 million of after tax net investment gains. OneBeacon's net investment gains resulted from increases in the value of its fixed maturity portfolio caused by a decline in interest rates during the periods. A summary of OneBeacon's underwriting results for the three and four months ended September 30, 2001 follows:

------------------------------------------------------------------------------
                                                THREE MONTHS    FOUR MONTHS
                                               ENDED SEPT. 30,ENDED SEPT. 30,
                                               -------------------------------
Dollars in millions                                     2001          2001
------------------------------------------------------------------------------
ONE BEACON:
    Net written premiums                         $     851.0      $1,165.5
    Earned premiums                              $     972.1      $1,302.1

GAAP Ratios:
    Loss and loss adjustment expense                      95%           95%
    Underwriting expense                                  34%           33%
                                               -------------------------------
            Combined ratio                              129%          128%
==============================================================================

OneBeacon's earned premiums exceeded its written premiums during the three and four months ended September 30, 2001, reflecting reduced writings on historically unprofitable product lines.

OneBeacon's combined ratios for the three and four months ended September 30, 2001 of 129% and 128%, respectively, included approximately 11% and 8%, respectively, attributable to the Attacks, net of reinsurance recoverable. OneBeacon's gross losses recorded from the Attacks were approximately $248 million, or approximately $105 million net of reinsurance recoverables.

OneBeacon's GAAP combined ratios by its lines of business during the 2001 third quarter were approximately 140%, 139% and 112% on its commercial, specialty and personal lines, respectively. These ratios included approximately 21%, 5% and 1%, in those line attributable to the Attacks, respectively.

Despite the effects of Attacks, the underwriting results of OneBeacon shown herein are worse than the loss experience that White Mountains expects of OneBeacon over time. Since the Acquisition, White Mountains has been focused on strengthening OneBeacon's future operations through more selective and disciplined underwriting practices, the implementation of price increases, the elimination of poor and marginal accounts and agents and improved claims handling. Through the Renewal Rights Agreement, White Mountains is seeking to focus its efforts on improving the ongoing operations of OneBeacon in the Northeast region, where White Mountains believes that these actions will have the greatest effect on improving OneBeacon's underwriting results. As a sizable regional company, OneBeacon expects that it can continue to provide broad product offerings yet believes that its narrower geographic focus will allow OneBeacon to provide more responsive and comprehensive service to its agents and customers.

FOLKSAMERICA. Folksamerica reported a $14.6 million comprehensive net loss during the first nine months of 2001 versus $24.9 million of comprehensive net income for the comparable 2000 period. Net investment gains after tax of $5.7 million partially offset Folksamerica's comprehensive net loss during the first nine months of 2001. Net investment gains after tax of $15.1 million contributed to Folksamerica' comprehensive net income during the first nine months of 2000. Folksamerica reported $9.7 million of comprehensive net income during the third quarter of 2001 versus $12.6 million of comprehensive net income for the comparable 2000 period. Net investment gains after tax provided $12.8 million of its comprehensive net income during the 2001 third quarter compared to $13.1 million of net investment gains after tax for the comparable 2000 period. Folksamerica's sizable net investment gains during the 2001 third quarter resulted from an increase in the value of its fixed maturity portfolio caused by a decline in interest rates during the period. Folksamerica's three and nine month results ended September 30, 2001 benefitted from a $13.6 million extraordinary gain resulting from the bargain purchase of C-F Insurance Company during the 2001 third quarter.

A summary of Folksamerica's underwriting results for the three and nine months ended September 30, 2001 and 2000 follows:

------------------------------------------------------------------------------------------
                                                   Three Months          Nine Months
                                                Ended September 30,  Ended September 30,
                                               -------------------------------------------
Dollars in millions                                  2001      2000      2001       2000
------------------------------------------------------------------------------------------
REINSURANCE OPERATIONS:
    Net written premiums                        $     95.6 $    99.9  $   324.5  $   284.3
    Earned premiums                             $     88.4 $   105.5  $   295.2  $   287.8

GAAP Ratios:
    Loss and loss adjustment expense                   91%       90%        88%        82%
    Underwriting expense                               43%       29%        34%        30%
                                                 -------------------   -------------------
           Combined ratio                             134%      119%       122%       112%
==========================================================================================

Folksamerica's increase in written and earned premiums during the 2001 year-to-date period is primarily attributable to improved terms and conditions in the overall reinsurance market for 2001. Folksamerica's decrease in written and earned premiums during the 2001 third quarter resulted from cessions of approximately $12 million under an aggregate excess of loss reinsurance program and approximately $8 million in reinstatement premiums ceded under Folksamerica's various catastrophe covers following the Attacks. Additionally, Folksamerica ceded approximately $25 million in losses under its aggregate excess of loss program during the 2001 third quarter.

Folksamerica's gross losses recorded from the Attacks were approximately $100 million, or approximately $17 million net of reinsurance recoverables.

Folksamerica's 2001 GAAP combined ratios do not take into account the favorable impact of a retroactive reinsurance cover. Adverse development on reserves covered under this contract are recorded currently and are therefore included in Folksamerica's 2001 combined ratio. However, the reinsurance benefit obtained therefrom (which totalled $34.6 million at September 30, 2001) is deferred and recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. Folksamerica estimates that the favorable impact of this cover, if reportable in the current period, would have reduced Folksamerica's combined ratio for the three and nine months ended September 30, 2001 to approximately 129% and 117%, respectively. Folksamerica's underwriting results for the 2000 year-to-date period (and to a significant extent the 2000 third quarter) include reserve increases to the USF Re portfolio acquired in 1999 ($9 million) and the Risk Capital Re portfolio acquired in 2000 ($8 million) as well as the impact of property catastrophes occurring late in 1999 ($7 million).

OTHER INSURANCE OPERATIONS. In addition to the operations of OneBeacon and Folksamerica, White Mountains also had earned premiums of $6.9 million and $19.1 million, principally related to the operations of PIC, for the three and nine months ended September 30, 2001, respectively. Comparable earned premiums recorded for these operations during the three and nine months ended September 30, 2000 totalled $5.3 million and $16.2 million, respectively.

On January 5, 2001, White Mountains completed the sale of its wholly-owned insurance subsidiary, Waterford Insurance Company ("WIC"), to a third party for $23.6 million of cash proceeds net of transaction expenses. White Mountains recognized an after tax gain on the sale of WIC of $11.4 million. WIC ceased actively writing insurance during 1999.

                              INVESTMENT OPERATIONS

Net investment income totalled $201.5 million for the nine months ended September 30, 2001 compared to $62.6 million for the comparable 2000 period. Net investment income totalled $119.3 million for the three months ended September 30, 2001 compared to $27.6 million for the comparable 2000 period. White Mountains' investment income is comprised primarily of interest income associated with its fixed maturity and short-term investments and dividend income from its equity investments. The increases in net investment income from the 2000 to 2001 periods are primarily attributable to the Acquisition and the inclusion of the full-period investment results of PCA and the Risk Capital Operations which were acquired during the 2000 first half.

White Mountains records comprehensive net income and losses as a result of changes in the value of its available for sale investment portfolio holdings and changes in its net unrealized investment gains and losses resulting from various investments in unconsolidated insurance affiliates which are recorded in other assets.

Additional information concerning White Mountains' ending net unrealized investment gains and losses recorded on its balance sheet were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                      SEPTEMBER 30,    December 31,
Millions                                                                                       2001            2000
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains from investment securities and other assets, before tax                   55.2            61.4

  Deferred income taxes attributable to such gains and losses                                 (15.8)         (13.8)
                                                                                     ------------------------------
 Ending net unrealized gains, after tax                                                      $ 39.4        $   47.6
===================================================================================================================

The components of White Mountains' change in net unrealized gains, after tax, as recorded on its statements of income and comprehensive income were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months         Nine Months
                                                                                 Ended Sept. 30,      Ended Sept. 30,
Millions                                                                         2001     2000        2001      2000
-----------------------------------------------------------------------------------------------------------------------
Net gains (loss) on investments, before tax                                      $115.0   $   .4      $148.3    $ (4.2)
                                                                                 --------------------------------------
Recognition of net unrealized gains (losses) for investments sold                $ (9.5)  $ 94.0      $ 36.7    $ 28.3
  Income taxes applicable to such gains and losses                                  3.3    (32.1)       (7.0)    (10.6)
                                                                                 --------------------------------------
Recognition of net unrealized gains (losses) for assets sold, after tax          $ (6.2)  $ 61.9      $ 29.7    $ 17.7
                                                                                 ======================================
Net increase in unrealized gains for investments and assets held                   52.0     34.9        30.5      31.9
  Deferred income taxes attributable to such gains                                (18.1)    (9.5)       (9.0)     (5.9)
                                                                                 -------------------------------------
Net increase in unrealized gains for investments and assets held, after tax        33.9     25.4        21.5      26.0
Recognition of net unrealized (gains) losses for assets sold, after tax             6.2    (61.9)      (29.7)    (17.7)
                                                                                 --------------------------------------
Net increase (decrease) in unrealized gains, after tax                           $ 40.1   $(36.5)     $ (8.2)   $  8.3
=======================================================================================================================

During the first nine months of 2001, particularly during the 2001 third quarter, White Mountains sold a large portion of its fixed maturity investment portfolio, including its portfolio of mortgage-backed securities, and subsequently reinvested the proceeds in fixed maturities and short-term investments. The sale of these investments resulted in the recognition of pretax net realized gains of $115.0 million and $148.3 million during the three and nine months ended September 30, 2001, respectively. Offset against realized gains during the three and nine months ended September 30, 2001 were $16.7 million and $15.6 million in pretax losses, respectively, on interest rate swap agreements which were undertaken to achieve a fixed interest rate on the Lehman Facility (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk"). No significant realized gains resulted from investment sales during the comparable 2000 periods.

The net increase in after tax net unrealized gains for investments and assets held during the three and nine months ended September 30, 2001 of $33.9 million and $21.5 million, respectively, resulted principally from increases in the value of White Mountains' portfolio of fixed maturity investments caused by declining interest rates experienced during those periods. The net increase in after tax net unrealized gains for investments and assets held during the three and nine months ended September 30, 2000 of $25.4 million and $26.0 million, respectively, resulted principally from modest increases in both the value of White Mountains' portfolio of fixed maturity investments and White Mountains' portfolio of common stocks and other investments.

                               EXPENSES AND TAXES

Loss and loss adjustment expenses totalled $1,515.9 million for the first nine months of 2001 ($1,015.2 million for the 2001 third quarter) versus $260.0 million for the comparable 2000 period ($99.7 million for the 2000 third quarter). Insurance and reinsurance acquisition expenses totalled $337.8 million for the first nine months of 2001 ($217.1 million for the 2001 third quarter) versus $76.8 million for the first nine months of 2000 ($26.5 million for the 2000 third quarter). The increases in these insurance expenses from the 2001 to 2000 periods is primarily attributable to the Acquisition.

General and administrative expenses totalled $252.2 million for the first nine months of 2001 ($151.8 million for the 2001 third quarter) versus $64.5 million for the comparable 2000 period ($31.7 million for the 2000 third quarter). The increase in compensation and benefits expenses from the 2001 to 2000 periods is primarily attributable to the Acquisition.

Share appreciation expense for Series B Warrants of $58.8 million recorded during the first nine months of 2001 represents the excess of the estimated fair value of the Series B Warrants over the purchase price allocated to the Series B Warrants upon their issuance ($49.1 million). On August 23, 2001, shareholders approved the issuance of Shares upon exercise of the outstanding Series B Warrants which permitted the Company to reclass its $107.9 million contingent liability for Series B warrant outstanding to common surplus. Prior to shareholder approval, the Series B Warrant represented put liability (similar in nature to a stock appreciation right) which was carried at fair value through a charge to the income statement through the date of shareholder approval. The decrease in Share appreciation expense of $19.3 million recorded during the 2001 third quarter resulted from a decrease in the value of Shares from June 30, 2001 to August 22, 2001.

Interest expense totalled $27.9 million for the first nine months of 2001 ($19.5 million for the 2001 third quarter) versus $12.2 million for the comparable 2000 period ($4.0 million for the 2000 third quarter). The increase in interest expense during the 2001 periods resulted from borrowings under the Lehman Facility and the Seller Note which were undertaken on June 1, 2001, offset slightly by reduced interest expense resulting from the Debt Tender and the Debt Escrow transactions. The loans constituting the Lehman Facility are variable rate instruments which are currently tied to a rate based on the three-month eurodollar rate. White Mountains subsequently entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk"). Interest expense relating to the Lehman Facility for the three and nine months ended September 30, 2001 totalled $16.9 million and $18.0 million, respectively, and interest expense relating to the interest rate swap agreements for the three and nine months ended September 30, 2001 totalled $1.2 million and $1.3 million, respectively.

Accretion of discounted loss and loss adjustment expense reserves of $32.5 million and $40.0 million recorded during the three and nine months ended September 30, 2001, respectively, represents amortization of net loss and loss adjustment expense reserves (which were reduced by a net value of $300.0 million to their estimated fair value in purchase accounting in connection with the Acquisition). The accretion expense recorded during the 2001 periods was based on an estimate of the period over which OneBeacon's loss and loss adjustment expense reserves are expected to be settled.

As a result of the Company's redomestication to Bermuda in 1999, income earned by its offshore subsidiaries in subsequent periods is generally subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of losses incurred by such companies. Income earned by the Company's onshore subsidiaries continues to be subject to United States income taxes. During the first nine months of 2001, White Mountains recorded a $66.8 million tax benefit which consisted of a Federal and state income tax benefit of $65.8 million and a foreign and United States withholding tax benefit of $1.0 million related to prior year accruals. During the comparable 2000 period, White Mountains recorded a $50.9 million tax provision which consisted of a Federal and state income tax provision of $47.8 million and a foreign and United States withholding tax provision of $3.1 million.

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

White Mountains' cash used for operations was $209.3 million for the first nine months of 2001 versus $87.7 million during the comparable 2000 period. The net cash used for operations during the 2001 and 2000 periods are primarily the result of claims payments and general expenses exceeding premiums collected at White Mountains' insurance subsidiaries.

White Mountains' cash used for investing activities of $1,199.8 million for the nine months ended September 30, 2001 resulted primarily from the costs associated with the Acquisition, partially offset by net sales of investment securities in anticipation of the Acquisition. White Mountains' cash provided from investing activities of $93.7 million for the nine months ended September 30, 2000 resulted primarily from proceeds from the sale of a former subsidiary, partially offset by net purchases of investment securities.

White Mountains' cash provided from financing activities of $1,463.0 million for the nine months ended September 30, 2001 resulted primarily from activities undertaken to finance the Acquisition, partially offset by cash used in connection with the Debt Tender and the Debt Escrow. White Mountains' cash used for financing activities of $9.9 million for the nine months ended September 30, 2000 resulted primarily net repurchases of Shares and cash dividends to holders of Shares.

Further information concerning White Mountains' liquidity and capital resource activities during the first nine months of 2001 and 2000 follows:

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

In April 2001 the Company paid $100.7 million in cash to complete the Debt Tender and to establish the Debt Escrow. Completion of the Debt Tender permitted the Company to effect an amendment to the indenture governing the notes which facilitated the Acquisition.

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

In connection with the acquisition of OneBeacon, White Mountains entered into the following capital raising activities during the 2001 year-to-date period:
(i) the issuance of the Convertible Preference Shares (which were retired and converted to Shares in August 2001) for $437.6 million; (ii) the issuance of the Warrants for $75.0 million; (iii) the issuance of the Berkshire Preferred Stock and the Zenith Preferred Stock for a total of $245.0 million; and (iv) $825.0 million in borrowings under the Lehman Facility.

On September 4, 2001, OneBeacon repaid all its outstanding long-term debt of $3.2 million.

On September 25, 2001, White Mountains acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, five-year note by White Mountains which may be reduced by adverse loss development experienced by C-F post-acquisition.

On November 8, 2001, White Mountains filed a preliminary Form S-3 with the Securities and Exchange Commission which, upon finalization and approval, will permit the Company or its wholly-owned subsidiary, Fund American Companies, Inc. (formerly TACK Acquisition Corp.), to offer up to $1.0 billion of debt securities, preference shares or trust preferred securities. White Mountains currently intends to use the proceeds of any issuances of securities for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, Share repurchase programs and/or acquisitions.

Through September 30, 2001, White Mountains paid a total of $10.3 million in dividends to holders of the Convertible Preference Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock.

As of September 30, 2001, White Mountains' portion of the Lehman Facility due within the next twelve months totalled $77.2 million.

On October 31, 2001, White Mountains signed a binding letter of intent to purchase Parkway Insurance Co. ("Parkway") from Fireman's Fund Insurance Company ("Fireman's Fund"). Parkway is focused exclusively on writing personal automobile insurance in New Jersey. Parkway will continue to handle the Fireman's Fund auto business in New Jersey but Fireman's Fund will retain the underwriting risk on that business.

On November 2, 2001, White Mountains announced that it expects to play the lead role in establishing a new Bermuda- based property and casualty reinsurer to respond to the current favorable underwriting and pricing environment in the reinsurance industry. The new venture is expected to focus initially on property reinsurance business through the broker- market and will be capitalized with at least $1.0 billion. White Mountains' initial capital commitment to the new venture is expected to be at least $200.0 million.

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

INDEBTEDNESS. White Mountains utilized a significant amount of variable rate debt financing (the Lehman Facility and the Seller Note) in connection with the Acquisition. Increases and decreases in prevailing interest rates will translate into increases and decreases in the future interest expense associated with this indebtedness although the carrying value of such liabilities will not be effected. At September 30, 2001, White Mountains also had $5.1 million in fixed rate indebtedness outstanding which was prepaid in connection with the Acquisition, therefore, its fair value is not subject to future changes in prevailing interest rates.

During the 2001 second and third quarters White Mountains entered into a ten-year, $200.0 million notional interest rate swap and a three-year, $200.0 million notional interest rate swap with two large financial institutions. The interest rate swaps were undertaken to achieve a fixed interest rate on a portion of the Lehman Facility. Pursuant to SFAS No. 133, these investments are carried at fair value on the balance sheet (which constituted an obligation by White Mountains of $15.6 million at September 30, 2001) with changes in its fair value reported directly through the income statement as it does not qualify for hedge accounting since its duration is dissimilar to that of the Lehman Facility. White Mountains may undertake additional transactions of this nature in the future.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and the interest rate swap.

                                                        Assumed Change       Estimated Fair              After Tax
                                     Fair Value at         in Relevant   Value After Change    Increase (Decrease)
Dollars in Millions                   September 30,  Interest Rate (1)     in Interest Rate      in Carrying Value
                                              2001
-------------------------------------------------------------------------------------------------------------------
Fixed maturity investments                 $6,009.9     100 bp decrease            $ 6,275.9              $   172.9
                                                        100 bp increase              5,771.3                (155.1)

Interest rate swap                          $(15.6)     100 bp decrease            $  (38.1)              $  (14.6)
(carried in other investments)                          100 bp increase                  5.2                   13.5
-------------------------------------------------------------------------------------------------------------------

(1) The relevant interest rate for the assumed change in White Mountains' fixed income portfolio and interest rate swap is predicated upon assumed changes in the ten-year U. S. Treasury yield.

EQUITY PRICE RISK

The carrying values of White Mountains' common equity securities and its other investments are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

FOREIGN CURRENCY EXCHANGE RATES

A small portion of White Mountains' assets and liabilities are denominated in foreign currencies. Net unrealized foreign currency translation gains and losses are reported, after tax, as a net amount in a separate component of shareholders' equity. Changes in the values of these assets and liabilities due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive net income. White Mountains' assets and liabilities denominated in foreign currency are not material.

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

         The Convertible Preference Shares were repurchased and cancelled by the Company (the "Conversion") in consideration of 2,184,583 Shares issued on August 23, 2001 (upon shareholder approval at the 2001 Annual Meeting). The Company issued the Warrants in two series, the Series A Warrants consisting of warrants to acquire 1,170,000 Shares which were exercisable on June 1, 2001, and the Series B Warrants consisting of warrants to acquire 544,285 Shares which became exercisable on August 23, 2001 (upon shareholder approval at the 2001 Annual Meeting).

         The Convertible Preference Shares and the Warrants have not been and will not be registered under the Securities Act of 1933. These securities were offered privately to accredited investors as provided under Rule 506 to Regulation D of the Securities Act of 1933. The Company sold the Convertible Preference Shares and Warrants directly to private investors, therefore, no underwriter was used in connection with the offerings. In addition, the Shares issued upon the Conversion and the Shares issuable upon exercise of the Warrants have not been registered under the Securities Act of 1933 but are entitled to registration rights under certain circumstances as further described herein.

         The following summarizes the historic features of the Convertible Preference Shares and the current features of the Warrants and the Shares issued upon the Conversion and issuable upon exercise of the
         Warrants:

         CONVERTIBLE PREFERENCE SHARES

         DIVIDENDS. Holders of Convertible Preference Shares, when and as declared by the Board out of the net profits or net assets of the Company legally available for payment under Bermuda Law, were entitled to receive cumulative dividends payable in cash at the annual rate of $2.00 per share, payable semi-annually on June 30, and December 31. Past due and unpaid dividends accrue an additional dividend at an annual rate of 1% compounded each year. The Company could not have declared or paid dividends on its Shares as long as dividends on the Convertible Preference Shares were past due and unpaid.

         CONVERSION. Conversion occurred at a conversion price of $200.00 per share. Had shareholder approval not been obtained by March 31, 2003, each Convertible Preference Share would have been convertible into cash equal to the then fair market value of each Common Share.

         REDEMPTION. Convertible Preference Shares outstanding on June 1, 2011 would have been mandatorily redeemed by the Company for $200.00 in cash per share, plus all accrued dividends as of such date.

         VOTING. Holders of the Convertible Preference Shares had no voting rights EXCEPT for voting rights provided in the Company's Bye-laws or required by the Companies Act, 1981. In addition, the Company could not amend, alter or repeal its Memorandum of Continuance, Bye-laws or the terms and conditions of the Convertible Preference Shares in a manner that adversely affected the rights of the Convertible Preference Shares without first obtaining the consent or approval of at least two-thirds of the then-outstanding Convertible Preference Shares.

         LIQUIDATION. Holders of Convertible Preference Shares would have been entitled to receive payment of $50.00 per share plus all accrued dividends in the event of any liquidation, dissolution, or winding up of the Company before any distribution was made to holders of Shares.

         RESTRICTIONS ON TRANSFER. Convertible Preference Shares could only be transferred, except to the extent required by applicable law, (i) with the prior written consent of the Company, which consent shall not be unreasonably withheld, (ii) by any initial holder to one of its affiliates or (iii) to the Company or any initial holder of Convertible Preference Shares. The Convertible Preference Shares were not registered under the Securities Act of 1933 and were not offered or sold in the United States or to any citizen or resident of the United States in absence of a valid registration of the Securities Act of 1933 except in reliance on an exemption from the registration requirements. Transfers of Convertible Preference Shares were subject to approval of the Bermuda Monetary Authority.

         WARRANTS

         EXERCISE. The Warrants entitle the holder thereof to purchase 1,714,285 Shares at a price of $175.00 per share, subject to certain standard anti-dilution adjustments for issuances of and distributions on Shares.

         Had shareholder approval not been obtained by March 31, 2003, each Series B Warrant would have become exercisable on that date for cash equal to the then fair market value of each Common Share less the exercise price.

         VOTING. The Warrants do not (prior to exercise thereof) confer voting rights upon the holders thereof.

         CALL OPTION. At any time between June 1, 2005 and June 1, 2008, the Company may purchase all or any portion of the outstanding Warrants for cash in an aggregate amount equal to $60 million, or a pro rata portion of $60 million.

         LIQUIDATION. In the event of any liquidation, dissolution, or winding up of the Company, each registered holder of outstanding Warrants is entitled to receive distributions with respect to such Warrants on an equal basis with the holders of Shares less the aggregate exercise price for such Warrants.

         RESTRICTIONS ON TRANSFERS. Except to the extent required for antitrust purposes, the Warrants are not transferable, except to one or more affiliates of the holder thereof. The Warrants and the Shares issuable upon exercise, have not been registered under the Securities Act of 1933. Each holder has agreed that it will not resell, assign, distribute or otherwise transfer any of its Warrants or Shares issuable upon the exercise except in compliance with the registration requirements of the Securities Act of 1933 and applicable state securities laws or pursuant to an available exemption therefrom. Additionally, transfers of Warrants may also be subject to approval of the Bermuda Monetary Authority.

         SHARES ISSUED UPON THE CONVERSION AND ISSUABLE UPON EXERCISE OF THE WARRANTS

         Subject to certain limitations, holders of Shares issued upon the Conversion are entitled to up to three demand registration rights (in the aggregate) and unlimited piggyback rights for the registration of the Shares issued upon the Conversion. Subject to certain limitations, holders of the Warrants are entitled to up to two demand registration rights (in the aggregate) and unlimited piggyback rights for the registration of the Shares issued upon the exercise of the Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         At the Company's 2001 Annual Meeting of Shareholders, which was held on August 23, 2001 in Hamilton, Bermuda, shareholders approved proposals (as further described in the Company's 2001 Proxy Statement) calling for the Election of the Company's Directors ("Proposal 1"), the Election of Directors of Fund American Enterprises, Ltd. ("Proposal 2"), Amendments to the Long-Term Incentive Plan ("Proposal 3"), the Issuance of Shares upon the Conversion of Convertible Preference Shares and the Exercise of Series B Warrants ("Proposal 4") and the Appointment of Independent Auditors ("Proposal 5"). As of July 5, 2001, the "Record Date" for the 2001 Annual Meeting, a total of 5,968,665 Shares were eligible to vote.

         With respect to Proposals 1 and 2, 3,208,653 votes and 4,765,647 votes were cast in favor of the proposals, respectively, and 9,544 votes and 22,508 votes were withheld, respectively. With respect to Proposals 3, 4 and 5, 3,711,314 votes, 4,069,290 votes and 4,698,780 votes were cast in favor of the proposal, respectively, 218,019 votes, 7,516 votes and 85,035 votes were cast against the proposal, respectively, and 151,964 votes, 4,491 votes and 4,340 votes abstained, respectively.

         In connection with Proposal 1, directors Patrick M. Byrne, Steven E. Fass, K. Thomas Kemp and Gordon S. Macklin were re-elected to the Company's Board of Directors with terms ending in 2004 and Mr. Joseph
         S. Steinberg was elected to the Board of Directors with a term ending in 2004. In connection with Proposal 2, Messrs. Kemp and Macklin were elected to the Board of Directors of Fund American Enterprises, Ltd. as required under Bermuda Law.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         11 - Statement Re Computation of Per Share Earnings*

         (b)  Reports on Form 8-K

              On July 25, 2001, the Registrant filed a Form 8-K (Item 9) which furnished information pursuant to Regulation FD concerning the preliminary underwriting results of OneBeacon for the month ending June 1, 2001.

              On August 23, 2001, the Registrant filed a Form 8-K (Item 5) which announced that all of the proposals set forth at the Company's 2001 Annual Meeting had been approved by shareholders.

              On September 7, 2001, the Registrant filed a Form 8-K (Item 5) which announced that White Mountains had reached an agreement in principle with Liberty Mutual Insurance Group calling for the gradual exit of OneBeacon's property and casualty business and staff and operations in 42 states and the District of Columbia.

              On September 17, 2001, the Registrant filed a Form 8-K (Item 9) which served to furnish information pursuant to Regulation FD concerning White Mountains' estimated losses incurred in connection with the tragedies of September 11, 2001.

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

                              WHITE MOUNTAINS INSURANCE GROUP, LTD.
                              -------------------------------------
                              (Registrant)

Date: November 14, 2001       By: /s/ J. Brian Palmer
                                  ---------------------------------------------
                                  J. Brian Palmer
                                  Chief Accounting Officer