Form 10-K
period 2001-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2002-04-01
CIK 776867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                          Commission file number 1-8993

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
             (Exact name of Registrant as specified in its charter)

              BERMUDA                                    94-2708455
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

28 GATES STREET, WHITE RIVER JUNCTION, VERMONT           05001-7066
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (802) 295-4500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 31, 2002, was $2,861,356,117.

     As of March 31, 2002, 8,284,181 common shares, par value of $1.00 per share ("Common Shares"), were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Notice of 2002 Annual General Meeting of Members
               and Proxy Statement dated March 22, 2002 (Part III)

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Business.................................................................................    1

         a.   General.............................................................................    1

         b.   OneBeacon...........................................................................    2

         c.   Folksamerica........................................................................   11

         d.   Fund American Reinsurance Company Ltd...............................................   17

         e.   Investments in Unconsolidated Insurance Affiliates..................................   18

         f.   Former Operations...................................................................   18

         g.   Regulation..........................................................................   19

         h.   Ratings.............................................................................   21

         i.   Investing Operations................................................................   21

         j.   Employees...........................................................................   22

ITEM 2.  Properties...............................................................................   22

ITEM 3.  Legal Proceedings........................................................................   22

ITEM 4.  Submission of Matters to a Vote of Security Holders......................................   22

                                     PART II

ITEM 5.  Market for the Company's Common Equity and  Related Shareholder Matters..................   23

ITEM 6.  Selected Financial Data..................................................................   24

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   25

         Liquidity and Capital Resources..........................................................   35

         Critical Accounting Policies and Estimates...............................................   39

         Market Risk..............................................................................   40

         Forward-Looking Statements...............................................................   42

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk...............................   42

ITEM 8.  Financial Statements and Supplementary Data..............................................   43

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   43

                                    PART III

ITEM 10. Directors and Executive Officers.........................................................   43

ITEM 11. Executive Compensation...................................................................   44

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...........................   44

ITEM 13. Certain Relationships and Related Transactions...........................................   44

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   44

PART I

ITEM 1.  BUSINESS

GENERAL

     White Mountains Insurance Group, Ltd. (the "Company") was originally formed as a Delaware corporation in 1980 and became a Bermuda limited liability company during 1999. In October 1999, the Company completed a corporate reorganization that changed its domicile from Delaware to Bermuda (the "Redomestication").
The Company's principal businesses are conducted through its subsidiaries and affiliates in the business of property and casualty insurance and reinsurance. Within this report, the consolidated organization is referred to as "White Mountains". The Company's headquarters are located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11, its principal executive office is located at 28 Gates Street, White River Junction, Vermont 05001-7066 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM DX.

     On June 1, 2001, White Mountains acquired OneBeacon Insurance Group LLC (together with its subsidiaries, "OneBeacon") from London-based CGNU plc ("CGNU") for $2.1 billion, of which $260.0 million consisted of a convertible note payable (the "Seller Note") with the balance paid in cash (the "Acquisition"). OneBeacon owns several property and casualty insurance and reinsurance companies throughout the United States. These include OneBeacon Insurance Company, National Farmers Union Property and Casualty Company ("NFU"), Houston General Insurance Company ("HG"), Folksamerica Reinsurance Company (together with Folksamerica Holding Company, Inc. and subsidiaries, "Folksamerica") and Peninsula Insurance Company ("PIC"). Folksamerica and PIC are owned by OneBeacon but are run as separate entities, with distinct operations, management and business strategies. Folksamerica and PIC were contributed to OneBeacon immediately subsequent to the Acquisition. The Company's consolidated results include OneBeacon's financial results for the seven month period since the Acquisition.

     On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately
$1.5 billion in written premiums, or approximately 45% of OneBeacon's total business. Service agreements are in place to ensure a smooth transition. Over the next two years, the underwriting results and cash flows of the renewed policies will be shared between OneBeacon and Liberty Mutual. A reinsurance agreement pro-rates results so that OneBeacon assumes approximately two-thirds and one-third of the underwriting results corresponding to renewals in the first and second years, respectively. OneBeacon is now focused on becoming a profitable independent agency property and casualty insurance company in the Northeast and for select specialty business on a national basis.

WHITE MOUNTAINS' OPERATING PRINCIPLES

     Each employee of White Mountains is expected to operate within the spirit of its four operating principles. These are:

     UNDERWRITING COMES FIRST. We must respect the fundamentals of insurance. There must be a realistic expectation of profit on all business written, and demonstrated fulfillment of that expectation over time, with focused attention to the loss ratio and to all the professional insurance disciplines of pricing, underwriting, and claims management.

     MAINTAIN A DISCIPLINED BALANCE SHEET. Insurance liabilities must always be fully recognized. Loss reserves must be solid before any other aspect of the business can be solid. Pricing, marketing, and underwriting all depend on informed judgement of ultimate loss costs and that can be managed effectively only with a disciplined balance sheet.

     INVEST FOR TOTAL RETURN. White Mountains invests for the best growth in after tax value over time whether reported as income or not and without regard to any need to report a smooth earnings stream. In addition to investing our bond portfolios for total after tax return, that will also mean prudent investment in equities consistent with leverage and insurance risk considerations.

     THINK LIKE OWNERS. By taking accountability for one's actions and behaving with a sense of urgency, all employees demonstrate their stake in the business by working smarter and understanding that actions influence results. Thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

     Headquartered in Boston, Massachusetts, OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon's legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic and insuring several U.S. presidents. During 1998, Commercial Union plc and General Accident plc, both UK corporations, were merged to form CGU plc. The U.S. operations of these companies, General Accident Corporation of America ("General Accident") and Commercial Union Corporation ("Commercial Union"), were merged to form CGU Corporation (the "Merger"). White Mountains agreed to purchase CGU Corporation in September of 2000, with the transaction closing on June 1, 2001. The name OneBeacon was introduced at the time of the purchase. OneBeacon is rated as A (Excellent) by A.M. Best.

     On June 1 2001, White Mountains significantly strengthened OneBeacon's balance sheet. In connection with the Acquisition, CGNU caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated AAA (Extremely Strong) by Standard & Poor's and A++ (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million on losses occurring in years 2000 and prior (the "GRC Cover"). Additionally, White Mountains' purchase accounting adjustments resulted in a strengthening of OneBeacon's acquired balance sheet in the form of adjustments to OneBeacon's insurance and non-insurance liabilities and assets.

     Immediately subsequent to the Acquisition, a new management team was appointed and new performance expectations established through ongoing communication of White Mountains' operating principles and long-term incentive compensation based on results. Since the Acquisition, substantial actions have been taken to improve OneBeacon's business, including increased pricing and re-underwriting. Certain unprofitable lines of business, accounts and agents have been eliminated. Management has also been seeking to improve the claim function by increasing staffing levels in many areas and introducing programs and tools geared towards controlling indemnity costs. Credit terms have been changed to accelerate the receipt of cash and collection of old receivables is a high priority. Spending on major systems initiatives has been substantially scaled back to focus on delivering meaningful improvements to existing systems while eliminating the multitude of redundant systems left over from the Merger. Significant efforts are underway to rebuild coherent management information that has been lacking since the Merger.

     OneBeacon conducts its primary personal and commercial business through independent agents in four regional operations - Northern New England, Southern New England, Upstate New York and the Metro New York/New Jersey area. Agents add value to their customers through personal attention, coverage expertise and an understanding of local market conditions. The regional operations target personal and commercial customers, focusing on the family account and small to mid-sized businesses. OneBeacon's objective is to underwrite only profitable business without regard to market share, premium volume or growth. In addition to these regional operations, OneBeacon is also committed to nurturing its select specialty businesses that focus on providing custom coverages to certain niche markets, including ocean marine, agricultural insurance ("Agri"), professional liability and tuition reimbursement. Each specialty business has its own operations and appointed agents that target specific customer groups.

PROPERTY AND CASUALTY INSURANCE OVERVIEW

     As a property and casualty insurance company, OneBeacon writes insurance policies in exchange for premiums paid by its customers (the insured). An insurance policy is a contract between OneBeacon and the insured where OneBeacon agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance covers the financial consequences of accidental losses to the insured's property, such as a house and the personal property in it, or a business' building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

     OneBeacon provides property and casualty insurance on a wide variety of coverages, including the following:

     - Automobile: consists of physical damage and liability coverage. Auto physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Auto liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.
     - Commercial property: covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes.
     - Homeowners: covers losses to an insured's home, including its contents, as a result of weather, fire, theft and other causes, and losses resulting from liability for acts of negligence by the insured or the insured's immediate family.
     - Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector's value.
     - General liability: covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and its products manufactured or sold.
     - Umbrella: supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.
     - Workers compensation: covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes.
     - Ocean marine: covers losses to an insured's vessel and/or its cargo as a result of collision, fire, piracy and other perils.

     OneBeacon derives substantially all of its revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time during which insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from OneBeacon's investment portfolio.

     OneBeacon incurs a significant amount of its total expenses from policyholder losses, which are commonly referred to as "claims". In settling policyholder losses, various loss adjustment expenses ("LAE") are incurred, such as insurance adjusters' fees and litigation expenses. In addition, OneBeacon incurs policy acquisition expenses such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including salaries for professional and clerical staff.

     Underwriting profit or loss is determined by subtracting losses, loss adjustment expenses, policy acquisition expenses and other underwriting expenses from earned premiums. A key measure of relative underwriting performance is the combined ratio. An insurance company's statutory combined ratio is calculated by adding the ratio of incurred loss and loss adjustment expenses to premiums earned (the "loss ratio") and the ratio of commissions, premium taxes and other underwriting expenses to premiums written (the "expense ratio"). For management purposes, OneBeacon uses a modified statutory combined ratio ("trade ratio") that divides general and administrative expenses by earned premiums rather than written premiums. Management believes the trade ratio to be the best measure of the current profitability of OneBeacon's businesses because it relates the cost of producing the business to premiums written and the cost of operating the business to premiums earned. A trade ratio of 100% or less indicates an underwriting profit, while a ratio greater than 100% indicates an underwriting loss. When considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable despite incurring an underwriting loss.

LINES OF BUSINESS

     OneBeacon writes three core lines of business consisting of personal and commercial lines in the Northeast and certain specialty lines. Premiums from other "non-core" lines, including business assumed from Liberty Mutual in connection with the Renewal Rights Agreement and certain non-core or runoff operations will diminish significantly over the next two years as OneBeacon's obligations under the Renewal Rights Agreement decrease and policies in run-off expire. For the twelve months ended December 31, 2001, OneBeacon's net written premiums and accident year trade ratios (after removing the effects of the NICO Cover, GRC Cover and certain other non-recurring transactions related to the Acquisition) by line of business were as follows:

---------------------------------------------------------------------------------------------------
                                                                                 Trade Ratios for
                                             Net Written       Trade Ratios      the Year Ended
                                           Premiums for the       for the      December 31, 2001
                                              Year Ended        Year Ended     (excluding losses
Net written premiums and trade ratios        December 31,      December 31,     from Sept. 11th
 by line of business  ($ in millions)            2001              2001             Attacks)
---------------------------------------------------------------------------------------------------
Personal                                   $    856.9    25%            110%                  110%
Commercial                                      690.1    20             121%                  109%
Specialty                                       224.4     6              99%                   98%
Other non-core lines                          1,695.5    49             125%                  125%
                                           -----------------            ----                  ----
Total                                      $  3,466.9   100%            119%                  114%
===================================================================================================

     OneBeacon's personal lines include auto, homeowners and Custom-Pac products (combination policies offering home and auto coverage with optional umbrella, boatowners and other coverages), which for the twelve months ended December 31, 2001 represented 61%, 16% and 15%, respectively, of personal lines net written premium. OneBeacon's commercial lines include package (combination policies offering property and liability coverage), commercial auto and workers compensation, which for the twelve months ended December 31, 2001 represented 46%, 22% and 20%, respectively, of OneBeacon's commercial lines net written premium. Specialty products principally include ocean marine, Agri, professional liability and tuition reimbursement. Other non-core products include business assumed from Liberty Mutual in connection with the Renewal Rights Agreement ($124.4 million), business in territories subject to the Renewal Rights Agreement written prior to November 1, 2001 ($1,230.5 million), premiums generated from NFU ($171.9 million), national programs and national accounts and certain other insurance products in run-off ($168.7 million).

NEW YORK AUTOMOBILE INSURANCE PLAN ("NYAIP")

     The NYAIP is a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The NYAIP assigns such individuals to insurers to underwrite and service policies based on the proportion of the automobile insurance premiums each company voluntarily wrote in New York two years ago. The NYAIP allows insurers to either provide insurance coverage to these individuals or to transfer their NYAIP obligation to certain other insurance companies approved by the New York State Insurance Department. This latter process is referred to as a Limited Assigned Distribution ("LAD") and the companies that assume this obligation are referred to as "LAD servicing carriers". Companies who transfer their NYAIP business pay a fee to LAD servicing carriers in addition to the policy premium.

     Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept NYAIP assignments during the next two years for their market share of voluntary premiums written two years ago. In connection with the Acquisition, White Mountains estimated the cost of discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the two year period prior to the Acquisition and recorded a liability of $110.0 million. Management will periodically review and adjust this liability in accordance with accounting principles generally accepted in the United States ("GAAP") as circumstances change within the New York automobile insurance marketplace.

AUTOONE. In the last few years, the number of individuals requiring NYAIP assignments and LAD fees have both increased significantly. In order to mitigate its own exposure to the cost of future NYAIP assignments and to take advantage of rapidly rising LAD servicing fees, in October of 2001 OneBeacon established its wholly-owned subsidiary, General Assurance Company ("GAC"), to act as a LAD servicing carrier. This company, which does business as "AutoOne", has written 17 LAD contracts that are expected to result in approximately $100 million of assigned written premium and approximately $118 million of LAD fees in 2002. OneBeacon believes that AutoOne's current business strategy will enable it to capitalize on the significant demands for LAD services resulting from increased NYAIP assignments and improve the results of OneBeacon's overall New York automobile business by reducing its cost of obtaining LAD services. AutoOne is operated as a separate division of OneBeacon.

     LAD servicing contracts between AutoOne and other insurers are for a period of one year. Once an assigned risk policy has been written, AutoOne is obligated to provide insurance for two more years unless the insured departs from the NYAIP, regardless of whether the LAD contract is renewed. This risk can be somewhat mitigated through (i) renewal of the LAD contract in the subsequent year; (ii) through "disengagement" fees due to AutoOne upon non-renewal of the LAD servicing contract; and (iii) through utilization of various credits offered by New York to those insurers who voluntarily provide coverage to individuals in the NYAIP. To the extent that assigned risk rates are increased by New York, the resulting additional premium, along with the LAD fee, provides for a significant profit opportunity.

ONEBEACON PROFESSIONAL PARTNERS

     In February 2002, OneBeacon announced that it is entering the directors and officers ("D&O") and professional liability markets under the name OneBeacon Professional Partners. D&O coverage protects directors and officers against personal liability that may arise from omissions or misstatements in the course of running their business. OneBeacon's target for D&O cover will be mid-sized public and private companies outside of the technology sector. Professional liability insurance protects against liability that may result from negligence or misconduct related to business operations. OneBeacon's emphasis will be medical professional liability business for small and mid-size institutions and provider groups that require excess coverage and low limits.

     OneBeacon Professional Partners' liability coverages are expected to be issued on a "claims made" basis, which means insurance that covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred. OneBeacon Professional Partners operates as a separate division of OneBeacon, and is staffed with a team of experienced liability insurance professionals who recently joined OneBeacon in Avon, CT.

GEOGRAPHIC CONCENTRATION

     OneBeacon's gross written premiums are derived solely from business produced in the United States. The various specialty businesses generate premiums from risks written in markets across the country. Personal and commercial lines business was produced in the following states:

-------------------------------------------------------------------------------
                                                            Year Ended
                                                         December 31, 2001
                                                   ----------------------------
Premiums by state                                     actual   as adjusted(1)
-------------------------------------------------------------------------------
New York                                                  21%              39%
Massachusetts                                             13               24
New Jersey                                                 7               13
Maine                                                      5               10
Connecticut                                                3                5
Other                                                     51                9
                                                        ---------------------
    Total                                                100%             100%
===============================================================================

(1) Adjusted to exclude premiums assumed in connection with the Renewal Rights Agreement and premiums in territories subject to the Renewal Rights Agreement written prior to November 1, 2001.

MARKETING

     OneBeacon sells its personal and commercial lines products through select independent insurance agents. OneBeacon believes that independent agents provide complete assessments of their clients' needs, which results in appropriate coverages and true risk management. Additionally, this independent agent distribution channel will continue to be a significant force in overall industry premium production.

     In connection with the Renewal Rights Agreement, OneBeacon reduced the number of its branch offices from 38 to 13, and its total agents from approximately 3,970 in 50 states to approximately 1,850 agents in 8 states. OneBeacon's operations are located close to its agent partners and customers throughout the Northeast.

     OneBeacon's specialty businesses are located in separate locations, logistically appropriate to their target markets. International Marine Underwriters ("IMU") is headquartered in New York City and has nine branch locations located throughout the United States. Its products are distributed through a network of select agents that specialize in the ocean marine business. Agri has centralized operations in Lenexa, Kansas and distributes its products through independent agencies that focus on the farm and ranch marketplace. For both of these specialty businesses, OneBeacon leverages its knowledge about these markets to provide products and services tailored to meet customer needs.

UNDERWRITING AND PRICING

     OneBeacon believes that there must be a realistic expectation of underwriting profit on all business written, and a demonstrated fulfillment of that expectation over time. Pricing pressures can be caused by many factors such as: (1) insurance companies selling their products at less than adequate rates, because they either underestimate ultimate claim costs or overestimate the amount of investment income they will earn on premiums before the claims are paid; (2) insurance companies utilizing direct-response marketing methods versus marketing their products through independent agents; (3) competitors seeking to increase revenues and market share by reducing the price of their products beneath levels acceptable to OneBeacon; and (4) mutual insurance companies and other insurance companies who are willing to accept a lower return on equity on their insurance operations than White Mountains' management and its shareholders. Pricing levels can also be influenced by state regulation, legislation and judicial decisions.

     Following the Merger, the integration of underwriting and claims functions focused on expense savings brought about numerous changes in business practices and philosophy, as well as in processes and systems. These changes, along with a complicated conversion of policies and claims, led to weak pricing and underwriting and confused claims management and reserving. The reserve uncertainties contributed significantly to the inadequacy (as further discussed herein) of 1999 and prior year reserves, which was corrected in 2000 and 2001.

     Since the Acquisition, OneBeacon has focused significant attention on pricing and underwriting. Commercial lines prices increased 16% in 2001 with further increases of 25% targeted for 2002. Personal lines pricing increased 5% with a goal of rate, reclassification and coverage actions to produce a 16% increase in 2002. In addition, OneBeacon has ceased writing policies on certain historically unprofitable product lines such as its national programs and national accounts and has reduced or eliminated writings through historically unprofitable agents. Further, as a result of the Renewal Rights Agreement, OneBeacon is focusing its efforts on improving the ongoing operations in the Northeast, where it believes historical results were closer to profit targets.

     On November 1, 2001, Liberty Mutual assumed control over the underwriting and pricing of business subject to the Renewal Rights Agreement. Through the related reinsurance agreement, OneBeacon assumes approximately two-thirds and one-third of Liberty Mutual's underwriting results corresponding to renewals in the first and second years, respectively. Failure of Liberty Mutual to adequately control the renewal underwriting and pricing of the transferred business could adversely impact the financial results of OneBeacon, as well as those of Liberty Mutual, during the transitional reinsurance period.

COMPETITION

     Property and casualty insurance is highly competitive and extensively regulated by state insurance departments. It is often difficult for insurance companies to differentiate their products to consumers. The more significant competitive factors for most insurance products offered by OneBeacon are price, product terms and claims service. OneBeacon's underwriting principles and dedication to agency distribution are unlikely to make OneBeacon the "low cost" provider in most markets. OneBeacon believes that most property and casualty insurance customers value the counsel of a professional independent agent, and that its use of independent agents is a competitive advantage over direct-response writers. As a result, OneBeacon has nurtured close relationships with its agents, thereby reinforcing doing business on a personal level. OneBeacon is able to offer its independent agents products with terms desired by the insureds and greater financial strength than many smaller Northeast regional carriers, and with more personalized service than larger national carriers.

CLAIMS

     Effective claims management is a critical factor in achieving satisfactory underwriting results. Additionally, claims service is the most important product differentiation that OneBeacon brings to its agents and insureds. OneBeacon's near term staffing and systems plans will cause OneBeacon to spend more on administrative claims costs to reduce overall loss costs.

     Claims handling is located in various regional and local branch offices under the supervision of the Chief Claims Officer. OneBeacon maintains an experienced staff of appraisers, medical specialists, managers, attorneys and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.

     Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement, and will service claims from OneBeacon policies written prior to November 1, 2001 in those regions. Service agreements were put in place in connection with the Renewal Rights Agreement through which Liberty Mutual has become a third party administrator ("TPA") for those claims. OneBeacon also uses TPA's for certain other claims, especially in the national accounts and national programs now in run-off. Additionally, NICO is handling the claims processing for claims ceded under the NICO Cover under a TPA agreement. OneBeacon's claims staff performs on-site claim audits of its TPA's to ensure the propriety of the controls and processes over claims serviced by the TPA on behalf of OneBeacon.

EMPLOYEES

     White Mountains has brought a new management team to OneBeacon to improve operating results in the short term and establish practices for sustaining acceptable underwriting results going forward. To encourage staff to evolve toward a results-oriented culture, all OneBeacon employees were awarded two Common Shares and a new performance-based compensation program was introduced for managers and key employees. Managers now see greater emphasis on incentive compensation with payouts based on corporate and individual goal achievements. OneBeacon supports continuous learning to achieve effectiveness and flexibility and encourages its staff to think like owners and take accountability to effect change. In connection with the Renewal Rights Agreement and other actions, OneBeacon reduced its workforce from approximately 7,300 to 4,200 during the past year.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     OneBeacon establishes loss and loss adjustment expense reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Loss and loss adjustment expense reserves have two components: case reserves, which are reserves for claims that have been reported to OneBeacon, and incurred but not reported ("IBNR") reserves for claims that have occurred but not yet reported to OneBeacon. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim. OneBeacon periodically adjusts case reserves as additional information becomes known or payments are made. OneBeacon determines its IBNR reserves by considering all available information including historical patterns of paid and reported claim experience, industry data, and changes in exposures to claims by line of business, type of insurance, limits of coverage, reinsurance protections and other factors affecting the business.

     The process of estimating loss and loss adjustment expense reserves involves a considerable degree of judgement by management. During the claims settlement period, which may extend over a long period of time, additional facts regarding claims and trends become known which may cause OneBeacon to adjust its estimates of the ultimate liability. Also, as noted previously, the Merger combined the claims staff of the two companies. Subsequent to the Merger, it became evident that General Accident had systematically depressed case reserves under the belief that lower case reserves lead to lower settlements. In fact, it resulted in ineffective claims management and higher costs. The more conservative, and management believes, more appropriate, Commercial Union philosophy of establishing case reserves at expected settlement amounts was adopted in 1999. This has led to significant case reserve increases which has made the estimation of IBNR reserves challenging. The challenge is compounded by the lack of reliable historical data for much of the claims converted from legacy General Accident systems. Management is working diligently to reconstruct such data. In 2001, adjusters were asked to review all large cases and attest to the case reserve adequacy. As a result of this process, overall reserves have been increased significantly and the GRC Cover has been exhausted. Management is reasonably confident that known cases can be ultimately settled within established reserves. However, as a result of the factors noted above, actual loss and loss adjustment expenses may deviate, perhaps substantially, from estimates reflected in White Mountains' consolidated financial statements. Changes to prior year reserves are booked in the current accounting period.

     The following table presents the development of OneBeacon's year-end property and casualty losses for the ten-year period from 1991 to 2001. Section I of the table shows the gross and net (of reinsurance) estimated liabilities that were recorded at the end of each of the indicated years for all current and prior year unpaid loss and loss adjustment expenses. Section II shows the re-estimate of the net liabilities made in each succeeding year. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates. Section IV shows the cumulative net liabilities paid of such previously recorded liabilities.

----------------------------------------------------------------------------------------------------------------------------------
                                          OneBeacon Loss and Loss Adjustment Expenses (1)
                                                     Years Ended December 31,
                      ------------------------------------------------------------------------------------------------------------
Dollars in Million     1991 (2)    1992     1993       1994      1995      1996      1997    1998 (3)    1999     2000      2001
----------------------------------------------------------------------------------------------------------------------------------
I. Liability for un-
   paid losses and LAE:
   Gross  balance      $      -  $5,652.8  $5,562.5  $5,535.4  $5,844.4  $5,804.4  $5,655.9  $6,944.0  $6,368.8  $6,982.7  $8,425.2
   Less: reins.
   recoverables on
   unpaid losses
   and LAE                    -  (1,392.6) (1,191.6) (1,069.8) (1,307.4) (1,260.4) (1,159.2) (1,651.9) (1,285.6) (1,276.4) (3,609.7)
                       ------------------------------------------------------------------------------------------------------------
Net balance            $3,638.2  $4,260.2  $4,370.9  $4,465.6  $4,537.0  $4,544.0  $4,496.7  $5,292.1  $5,083.2  $5,706.3  $4,815.5
-----------------------------------------------------------------------------------------------------------------------------------
II. Net liability re-
estimated as of:
    1 year later       3,782.7    4,365.9   4,411.5   4,494.1   4,584.7   4,627.8   5,370.1   5,305.3   5,893.6   4,815.8
    2 years later      3,904.4    4,413.4   4,450.3   4,552.1   4,667.1   5,476.0   5,424.7   5,985.4   5,013.5
    3 years later      3,992.2    4,510.5   4,501.0   4,642.8   5,460.6   5,549.0   5,965.0   5,002.8
    4 years later      4,147.5    4,610.3   4,602.8   5,406.5   5,510.6   5,924.8   4,980.5
    5 years later      4,257.6    4,705.8   5,353.2   5,431.8   5,779.5   4,948.0
    6 years later      4,356.3    5,446.4   5,353.5   5,632.0   4,794.7
    7 years later      5,093.6    5,439.2   5,523.8   4,658.7
    8 years later      5,080.7    5,587.1   4,569.2
    9 years later      5,217.2    4,638.5
   10 years later      4,276.0
-----------------------------------------------------------------------------------------------------------------------------------
III. Cumulative
(deficiency)/
redundancy             $(637.8)  $ (378.3) $ (198.3) $ (193.1) $ (257.7) $ (404.0) $ (483.8) $  289.3  $   69.7  $  890.5  $      -
Percent (deficient)      (17.5)%     (8.9)%    (4.5)%    (4.3)%    (5.7)%    (8.9)%   (10.8)%     5.5%      1.4%     15.6%        -%
redundant
-----------------------------------------------------------------------------------------------------------------------------------
IV. Cumulative
net amount of
liability
paid through:
    1 year later       1,075.7    1,461.0   1,367.3   1,390.1   1,476.6   1,591.9   1,687.3   1,815.2   1,966.5   2,007.9
    2 years later      1,928.3    2,254.8   2,152.5   2,240.8   2,372.6   2,621.3   2,735.4   2,954.8   3,136.2
    3 years later      2,438.5    2,761.5   2,711.5   2,821.9   3,083.3   3,331.1   3,518.0   3,709.2
    4 years later      2,734.0    3,135.8   3,089.5   3,328.3   3,571.3   3,872.2   4,044.0
    5 years later      2,994.5    3,394.6   3,464.3   3,672.7   3,961.5   4,233.4
    6 years later      3,182.3    3,693.0   3,720.2   3,978.3   4,225.4
    7 years later      3,434.1    3,882.1   3,979.3   4,186.9
    8 years later      3,591.6    4,122.9   4,159.7
    9 years later      3,813.0    4,283.2
    10 years later     3,959.9
-----------------------------------------------------------------------------------------------------------------------------------

  (1) In 1998, OneBeacon was formed as a result of a pooling of interests between Commercial Union and General Accident. All historical balances have been restated as though the companies had been merged throughout the periods presented.

  (2) For 1991 liabilities are shown net of reinsurance recoverables, as was the accounting practice prior to the implementation of Statement of Financial Accounting Standard ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

  (3) In 1998, OneBeacon acquired HG and NFU. All liabilities related to these entities have been shown from the acquisition date forward in this table.

     The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the Acquisition under the NICO Cover. This cover applies to losses incurred in 2000 and prior years. As a result, it has the effect of significantly increasing OneBeacon's reinsurance recoverables in 2001 and reducing its reserve deficiency for each of the years presented prior to the Acquisition, by the amount of reserves ceded at the time their cover was purchased. See "Asbestos and Environmental Liabilities" for a discussion of the impact of this reinsurance contract on OneBeacon's net loss and loss adjustment expense reserve position. The table presented below represents OneBeacon's cumulative net deficiency without regard to the NICO Cover.

----------------------------------------------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                    --------------------------------------------------------------------------------------------------------------
($ in millions)       1991       1992      1993      1994      1995      1996      1997      1998      1999      2000      2001
----------------------------------------------------------------------------------------------------------------------------------
Cumulative net
deficiency            (1,592.9) (1,333.4) (1,153.4) (1,148.2) (1,212.8) (1,359.1) (1,438.9)   (665.8)  (885.4)     (64.6)        -
Percent deficient       (43.8%)    (31.3%)   (26.4%)   (25.7%)   (26.7%)   (29.9%)   (32.0%)   (12.6%)  (17.4%)     (1.1%)       -
----------------------------------------------------------------------------------------------------------------------------------

ASBESTOS AND ENVIRONMENTAL LIABILITIES

     OneBeacon estimates its asbestos and environmental loss and loss adjustment expense liabilities based upon several factors, including facts surrounding reported cases and exposures to claims (such as policy limits and deductibles), current law, past and projected claim activity and past settlement values for similar claims.

     Immediately prior to the Acquisition, CGNU caused OneBeacon to purchase a reinsurance contract with NICO for a premium of $1.3 billion under which OneBeacon is entitled to recover from NICO up to $2.5 billion for asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures, all net of other third party reinsurance recoveries. The NICO Cover, which was contingent on, and occurred contemporaneously with the Acquisition, qualifies for prospective reinsurance accounting treatment under the Emerging Issues Task Force Technical Matter Document No. D-54 ("EITF Topic D-54") which characterizes the protection as an indemnification by the seller for increases in the liabilities for losses and loss adjustment expenses that existed at the acquisition date.

     Under the terms of the NICO Cover, in addition to the reinsurance premium, NICO received the benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed. Collections received from third party reinsurance on the claims covered by the NICO Cover serve to protect the $2.5 billion limit of NICO coverage for OneBeacon's benefit.

     During the fourth quarter of 2001, OneBeacon increased its estimate of gross asbestos and environmental loss reserves to more conservatively reflect the ultimate cost of settling these exposures. As a result of the NICO Cover, there was no change in the net reserve balance. OneBeacon estimates that it has exhausted approximately $1,771 million of the $2.5 billion coverage provided by the NICO Cover at December 31, 2001. To the extent OneBeacon's estimate of ultimate asbestos and environmental losses and NICO's third-party recoverables differs from actual experience, the amount of coverage remaining under the NICO Cover could be higher or lower than $729 million. OneBeacon believes that as a result the NICO Cover and the reserve increase, OneBeacon should not experience financial loss from old asbestos and environmental exposures under current coverage interpretations and has a survival ratio in line with industry survival ratios. A survival ratio is a company's reserves divided by its historical yearly loss payments for such claims. This ratio measures how many more years of payments the reserves can support, assuming future yearly payments are equal to historical yearly payments. OneBeacon's survival ratio for gross asbestos and environmental reserves, based on its average loss payments for the last three years, was approximately 7.7 at December 31, 2001. The Company's reserves for asbestos and environmental losses at December 31, 2001 represent management's best estimate of the Company's ultimate liability based on information currently available. However, as case law expands, OneBeacon may be subject to asbestos and environmental losses beyond amounts intended by policy coverage. Loss reserve additions arising from any such future unfavorable case law interpretations cannot be reasonably estimated at the present time.

CONSTRUCTION DEFECT AND MOLD CLAIMS

     Construction defect claims are claims that arise from coverage provided by general liability insurance. Construction defect claims typically arise from alleged defective work performed by contractors and subcontractors in the construction of apartments, condominiums and large developments of single family dwellings. In addition to damages arising directly from the alleged defective work, construction defect claims often allege that the economic value of the structure has been diminished. Mold claims are claims that arise from general liability insurance and homeowners insurance. The existence of certain airborne mold spores, resulting from moisture trapped in confined areas, has been alleged to cause severe health and environmental hazards. OneBeacon has sought to limit its potential future exposure to construction defect and mold claims by including exclusionary language in its insurance policies or ceasing to write business in jurisdictions where the exposure to such claims is large. As a result, OneBeacon believes that its reserves for such liabilities are adequate. However, as case law expands, OneBeacon may be subject to construction defect and mold loss and loss adjustment expense liabilities beyond those intended by policy coverage. OneBeacon believes that it is unlikely that any such liabilities would have a material adverse effect on its financial condition or its cash flows.

REINSURANCE PROTECTION

     In the ordinary course of its business, OneBeacon purchases reinsurance from high quality, highly rated third party reinsurers in order to provide greater diversification of its business and minimize the financial impact of large risks or catastrophic events.

     The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could potentially be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the total amount of insured exposure in an area affected by the event and the severity of the event.

     OneBeacon continually assesses and develops strategies to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe-prone areas (such as coastal regions) and through the purchase of catastrophe reinsurance. OneBeacon has entered into a property catastrophe reinsurance program for the 2002 calendar year through a group of reinsurers, with a $125.0 million retention for losses resulting from any single catastrophe. Property catastrophe losses from a single event in excess of $125.0 million and up to $200.0 million are reinsured for 75% of the loss. Property catastrophe losses from a single event in excess of $200.0 million and up to $750.0 million are reinsured for 95% of the loss. Although the $750.0 million reinsurance limit exceeds OneBeacon's expected maximum loss from a one in 250 year Northeast windstorm, which management considers to be the largest single catastrophe risk based on the coverage and geographic location of its insureds, the nature of storm activity and destruction can not be estimated with certainty. OneBeacon's 2002 catastrophe reinsurance program has a reinstatement provision whereby, in the event of one loss, the coverage used can be reinstated for an additional premium. OneBeacon also purchases reinsurance coverage for certain specific risks below $125.0 million, on either a facultative or treaty basis, where appropriate.

     In connection with the Acquisition, OneBeacon obtained the GRC Cover which provides for $570.0 million of reinsurance protection consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, and $170.0 million on losses incurred as of the date of the Acquisition. The GRC Cover, which was contingent on, and occurred contemporaneously with the Acquisition, qualifies for prospective reinsurance accounting treatment under EITF Topic D-54 which characterizes the protection as an indemnification by the seller for increases in the liabilities for losses and loss adjustment expenses that existed at the acquisition date. During the fourth quarter of 2001, OneBeacon increased losses and loss adjustment expense reserves for years 1999 and prior in the workers compensation, general liability, commercial multi-peril and personal and commercial automobile lines of business. These actions exhausted the remaining protection under the GRC Cover and resulted in a $50.0 million pretax charge in the 2001 fourth quarter to loss and loss adjustment expense.

     At December 31, 2001, OneBeacon had $106.3 million of reinsurance currently recoverable on paid losses and $3,609.7 million that will become recoverable if claims are paid in accordance with current loss reserves estimates. Reinsurance recoverables from Berkshire Hathaway, Inc. ("Berkshire") (NICO and GRC's ultimate parent) under the NICO Cover and the GRC Cover together represented 62.0% of White Mountains' total reinsurance recoverables at December 31, 2001. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.

TERRORISM

     As a result of the terrorist attacks of September 11, 2001 (the "Attacks"), OneBeacon incurred approximately $105.0 million of pretax net losses on gross losses of approximately $248.0 million in the third quarter of 2001. A significant portion of the gross loss resulted from damage to property in the vicinity of the World Trade Center. Our customer with the largest loss value has reopened for business.

     The Attacks have had a profound impact on the United States property and casualty insurance marketplace. Prior to the Attacks, most United States insurance companies had not explicitly contemplated the risk of substantive terrorist attacks when underwriting their policies. In light of the Attacks, OneBeacon and other property and casualty insurance companies have sought to mitigate the risk associated with any future terrorist attacks by seeking to exclude coverage for such losses from their policies.

     Nearly all states (New York and California are two major exceptions) have approved or conditionally approved a clause in commercial lines policies which excludes coverage for most losses resulting from biological, chemical or nuclear terrorist attacks. This clause also excludes coverage for commercial property losses resulting from all other types of terrorist attacks exceeding $25 million and excludes coverage for commercial liability losses if the terrorist event involves the death or serious injury of 50 or more people. In 29 states, however, the terrorist exclusion clause does not apply to losses on commercial property arising from fire subsequent to a terrorist attack. Workers compensation insurance and automobile insurance coverages do not currently contain terrorist exclusion clauses.

     OneBeacon's 2002 property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks and its property catastrophe program only covers 30% of commercial property losses resulting from other types of terrorist attacks from $125.0 million to $650.0 million and 95% of such losses from $650 million to $750 million. Therefore, OneBeacon is exposed to the extent exclusion clauses for such losses are not obtained in the direct policies it writes.

     OneBeacon closely monitors its concentration of risk by geographic area and primarily writes small commercial and personal lines business, which are unlikely to be direct targets of terrorism. As a result, OneBeacon believes its exposure to losses from future terrorist attacks to be limited. Nonetheless, risks insured by OneBeacon remain exposed to future terrorist attacks and the possibility remains that any future terrorist losses could prove to be material to the Company's financial position and cash flows.

     In the months following the Attacks, legislative proposals calling for the United States government to assume losses arising from future terrorist attacks over a certain limit have been discussed in Congress but no proposals have been enacted. White Mountains strongly supports the enactment of responsible legislation.

FOLKSAMERICA

     Folksamerica, through its wholly owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line broker-market reinsurer which provides reinsurance to insurers of property and casualty and accident and health risks in the United States, Canada, Continental Europe (in 2002), Latin America and the Caribbean. Folksamerica Reinsurance Company is rated "A-" (Excellent) by A.M. Best. Folksamerica became a consolidated subsidiary of the Company during 1998. During the 2000 fourth quarter and the 2001 second quarter, certain insurance operating subsidiaries of White Mountains were contributed to Folksamerica. These operations, which are described separately under "Other Insurance and Reinsurance Operations of Folksamerica", are excluded from the following discussion of Folksamerica unless otherwise noted.

     In December 2001 Folksamerica received a $400.0 million capital contribution from OneBeacon, in the form of cash, which was provided to increase Folksamerica's capacity to capitalize on improved pricing trends which accelerated after the Attacks. As a result, Folksamerica is now among the largest U.S. domiciled property and casualty reinsurers as measured by statutory surplus. At December 31, 2001, Folksamerica had total assets of $3.2 billion and shareholder's equity of $910.5 million.

     Folksamerica commenced writing business in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimal surplus. In 1991, recognizing that surplus size would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select broker-market reinsurance and property and casualty insurance companies.

     Since 1991, Folksamerica has acquired several other reinsurers which has served to raise Folksamerica's surplus and asset base, broaden its skill set and contribute a number of important business relationships.

     Folksamerica's acquisition strategy is to seek fundamentally sound companies whose owners are no longer committed to the business. In these cases, the owner's lack of interest in the operations available for sale have had more to do with difficulties experienced by the owner in its core business than problems with the operations being sold. Folksamerica's more recent acquisitions included USF Re Insurance Co. ("USF Re") in 1999, PCA Property & Casualty Insurance Company ("PCA") in 2000, substantially all the reinsurance operations of Risk Capital Reinsurance Company (the "Risk Capital Operations") in 2000 and C-F Insurance Company ("C-F") in 2001. Folksamerica will continue to seek additional insurance and reinsurance acquisitions in the future.

REINSURANCE OVERVIEW

     Reinsurance is an arrangement in which a reinsurance company (the "reinsurer") agrees to indemnify an insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing net liability exposure on individual risks, providing catastrophe protections from large or multiple losses, stabilizing financial results and assisting in maintaining acceptable operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

     A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. The claims process generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to the ceding company;
(2) the reporting of the loss by the ceding company to the reinsurer; (3) the ceding company's adjustment and payment of the loss; and (4) the payment to the ceding company by the reinsurer. During this time, reinsurance companies generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a direct insurer.

     Folksamerica writes both treaty and facultative reinsurance. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding insurer. Folksamerica performs a comprehensive review of the underwriting, pricing, claims handling and general business controls of all potential treaty clients prior to quoting on such arrangements. Facultative reinsurance is underwritten on a risk-by-risk basis, which allows the reinsurer to apply its own pricing to an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties. The majority of Folksamerica's premiums are derived from treaty reinsurance contracts both on an excess of loss and quota share basis, which in 2001 amounted to 37.3% and 55.5% of its total gross earned premiums, respectively.

     Folksamerica derives its business from a spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica determines which risks it accepts based on the anticipated underwriting results of the transaction, which are evaluated on a variety of factors including the quality of the reinsured, the attractiveness of the reinsured's insurance rates, policy conditions and the adequacy of the proposed reinsurance terms.

NEW AFFILIATIONS

     OLYMPUS REINSURANCE LTD. ("OLYMPUS"). In December 2001 Folksamerica negotiated a quota share retrocessional arrangement with Olympus which is designed to increase Folksamerica's capacity to capitalize on the enhanced reinsurance fundamentals during 2002 and beyond. Folksamerica anticipates writing additional property excess of loss business in the future as a result of increasing prices and improving conditions. Under the quota share treaty with Olympus, effective January 1, 2002, Folksamerica will cede 75% of its short-tailed excess of loss business, mainly property and marine, to Olympus. Folksamerica receives an override commission on premiums ceded to Olympus and expects such fees to be significant. Olympus is a Bermuda domiciled insurance and reinsurance company that was recently formed with an initial capitalization of more than $500.0 million to respond to the current favorable underwriting and pricing environment in the reinsurance industry. White Mountains does not have an ownership stake in Olympus.

     WHITE MOUNTAINS UNDERWRITING LIMITED ("WMU"). In December 2001, the Company formed WMU, an underwriting management company domiciled in Ireland. WMU, a wholly owned subsidiary of the Company, is expected to expand Folksamerica's access to international property excess of loss reinsurance business and will provide professional insurance services to both Folksamerica and Olympus. WMU receives management fees and a profit commission on business placed with Folksamerica and Olympus; such fees are expected to be significant.

CLASSES OF BUSINESS

     BUSINESS CLASSES. Folksamerica writes three main classes of reinsurance: liability reinsurance, property reinsurance and accident and health reinsurance, which for the year ended December 31, 2001 represented 68%, 20% and 6% of its net written premiums, respectively.

     Folksamerica's net written premiums by line of business for the years ended December 31, 2001, 2000 and 1999 were as follows:

------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                  ----------------------------
Business class  ($ in millions)                     2001      2000      1999
------------------------------------------------------------------------------
Liability                                         $  310.6  $  208.4  $  122.6
Property                                              93.5      91.6      68.9
Accident and Health                                   25.1      26.4         -
Other                                                 29.7       6.2      10.2
                                                  --------  --------  -------
    Total                                         $  458.9  $  332.6  $  201.7
==============================================================================

GEOGRAPHIC CONCENTRATION

     Folksamerica's net written premiums by geographic region for the years ended December 31, 2001, 2000 and 1999 were as follows:

------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                                  ----------------------------
Geographic region  ($ in millions)                  2001      2000      1999
------------------------------------------------------------------------------
United States                                     $  408.3  $  296.7  $  172.2
Canada                                                26.6      21.6      21.0
Latin America and the Caribbean                       24.0      14.3       8.5
                                                  --------  --------  --------
    Total                                         $  458.9  $  332.6  $  201.7
==============================================================================

MARKETING

     Folksamerica obtains most of its reinsurance business through brokers and reinsurance intermediaries that represent the ceding company. Folksamerica considers both the intermediary and the ceding company as its clients in any placement. Much of Folksamerica's business is conducted with ceding companies and their management, with whom Folksamerica has developed strong business relationships over a long period of time. The process of placing a brokered reinsurance program typically begins when a ceding company enlists the aid of a reinsurance broker in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participation to qualified reinsurers until the program is fully subscribed by reinsurers at terms agreed to by all parties.

     Folksamerica generally pays ceding companies a ceding commission under quota share reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes and certain miscellaneous expenses). During the years ended December 31, 2001 and 2000, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company. Additionally, Folksamerica pays reinsurance brokers' commissions based on negotiated percentages of the premium it writes. These commissions, which average approximately 5% of premium, constitute a significant portion of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the years ended December 31, 2001 and 2000, Folksamerica received approximately 54.4% and 56.4%, respectively, of its gross reinsurance premiums written from three major reinsurance brokers as follows: (1) AON Re, Inc. - 21.3% and 17.2%, respectively; (2) Benfield Blanch - 17.2% and 21.6%, respectively; and (3) Guy Carpenter - 15.9% and 17.6%, respectively.

UNDERWRITING AND PRICING

     Folksamerica's underwriters and pricing actuaries evaluate each underwriting submission in order to determine price. Folksamerica prices its products by assessing the desired return on the capital needed to write a given contract and by estimating future loss and loss adjustment expenses and investment income to be earned on net cash flow from the contract. Folksamerica will only accept contracts with a high likelihood of generating acceptable returns on equity. Folksamerica's pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer's underwriting and claims experience and the primary insurer's financial condition. Folksamerica's underwriters perform regular underwriting audits to monitor the ceding company's pricing discipline. Such reviews provide important input to support renewal discussions.

     Folksamerica and other reinsurance companies have sought to mitigate the risk associated with future terrorist attacks in a similar manner as direct insurers. Since the Attacks, reinsurers have attained significant price increases across all lines of reinsurance in response to greater perceived policy exposures. Regulations regarding permitted policy exclusions applicable to reinsurance contracts are often less stringent than those imposed upon direct insurers. As a result, exclusions are more often dictated by the marketplace than by regulation. Folksamerica's reinsurance contracts on commercial risks written subsequent to the Attacks contain clauses which exclude terrorist exposure. Reinsurance contracts on personal risks written subsequent to the Attacks do not contain such exclusions.

COMPETITION

     In general, poor market conditions for primary companies in recent years have caused insurers to reduce their own premium writings or restructure their reinsurance programs, thereby reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, thereby enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets, primarily as a result of excess industry capital, has historically driven reinsurance prices on many programs below levels which Folksamerica will accept. The significant insured losses resulting from the Attacks have reduced the capacity of several reinsurers resulting in marked improvements in reinsurance pricing, terms and conditions. However, due to recent capital raising activities by several Bermuda-based and other reinsurers, there is no assurance that such improved conditions will continue over an extended period. Folksamerica's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation. Management further believes that size and financial strength will become increasingly important factors in selecting reliable reinsurance partners, particularly in light of the weakening of several reinsurers in the wake of the Attacks.

CLAIMS

     Folksamerica maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from its customers. Folksamerica's claims staff also regularly perform on-site claim reviews to assess and improve the reinsured's claim-handling ability and reserving techniques. In addition, Folksamerica's claim specialists review loss information provided by the reinsured for adequacy. The results of Folksamerica's on-site claim reviews are shared with its actuaries and underwriters to ensure that they are making the correct assumptions in pricing its products and that all relevant information is used in establishing loss reserves.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Folksamerica establishes loss and loss adjustment expense reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. Loss and loss adjustment expense reserves have two components: case reserves and IBNR reserves. Reserve estimates reflect the judgement of both the ceding company and Folksamerica, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, Folksamerica establishes case reserves, including loss adjustment expense reserves, based upon Folksamerica's share of the amount of reserves established by the ceding company and Folksamerica's independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, Folksamerica establishes case reserves in excess of its share of the reserves established by the ceding company.

     Folksamerica uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced by Folksamerica, as supplemented by reported industry patterns, and (2) methods in which the level of Folksamerica's IBNR claim reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written by Folksamerica.

     The process of estimating loss and loss adjustment expense reserves involves a considerable degree of judgement by management. During the claims settlement period, which may extend over a long period of time, additional facts regarding claims and trends may become evident which may cause Folksamerica to adjust its estimates of the ultimate liability. As a result, actual loss and loss adjustment expenses may deviate, perhaps substantially, from estimates reflected in the Company's consolidated financial statements. Changes to prior year reserves are booked in the current accounting period.

     The following table presents the subsequent development of the year-end loss reserves of Folksamerica and its subsidiaries for the ten-year period from 1991 to 2001. Section I of the table shows the gross and net (of reinsurance) estimated liabilities that were recorded at the end of each of the indicated years for all current and prior year unpaid loss and loss adjustment expenses.
Section II shows the re-estimate of the net liabilities made in each succeeding year. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates.
Section IV shows the cumulative net liabilities paid of such previously recorded liabilities.

-----------------------------------------------------------------------------------------------------------------------------------
                                     Folksamerica's Loss and Loss Adjustment Expenses (1), (2), (3)
                                                      Years Ended December 31,
                           --------------------------------------------------------------------------------------------------------
Dollars in Millions        1991(4) 1992(4) 1993(4) 1994(4)  1995(4)  1996(4)    1997(4)   1998        1999        2000     2001
-----------------------------------------------------------------------------------------------------------------------------------
I.  Liability for unpaid
     losses and LAE
     Gross  balance      $     -  $ 758.3 $ 798.4  $ 856.2  $ 981.5  $ 1,578.7  $ 1,461.3  $ 1,437.6 $ 1,273.1 $ 1,556.3  $ 1,644.5
     Less: reins.
     recoverables on
     unpaid losses and         -   (172.0) (154.4)  (182.4)  (201.0)    (390.2)    (352.0)    (398.0)   (351.1)   (724.2)    (896.6)
     LAE
                         ===========================================================================================================
Net balance              $ 506.3  $ 586.3 $ 644.0  $ 673.8  $ 780.5  $ 1,188.5  $ 1,109.3  $ 1,039.6 $   922.0 $   832.1  $   747.9
====================================================================================================================================
II. Net liability
    re-estimated as of:
      1 year later         543.4    601.5   672.5    701.8    834.1    1,222.6    1,125.5    1,036.0     950.8     846.4          -
      2 years later        542.9    626.0   706.0    748.6    855.4    1,224.6    1,108.5    1,047.8     962.5
      3 years later        567.6    653.2   746.3    763.7    862.7    1,206.4    1,114.5    1,032.3
      4 years later        589.2    680.7   761.3    767.0    874.9    1,214.2    1,088.7
      5 years later        610.2    694.8   764.1    778.8    874.2    1,188.9
      6 years later        623.0    699.6   772.8    779.2    844.9
      7 years later        630.6    706.5   774.2    755.9
      8 years later        637.1    709.1   756.3
      9 years later        635.7    696.8
     10 years later        626.3
====================================================================================================================================
III. Cumulative net
(deficiency)/redundancy  $(120.0) $(110.5)$(112.3) $ (82.1) $ (64.4) $    (0.4) $    20.6  $     7.3 $   (40.5)$   (14.3) $       -
Percent (deficient)/
redundant                  (23.7)%  (18.8)% (17.4)%  (12.2)%   (8.3)%        -%       1.9%        .7%     (4.4)%    (1.7)%        -%
------------------------------------------------------------------------------------------------------------------------------------
IV. Cumulative net
amount of liability paid
through:
       1 year later        136.7    165.1   219.8    201.9    225.5      322.6      277.5      291.4     111.1     380.9          -
       2 years later       202.6    289.8   337.3    323.4    363.6      506.7      472.0      390.6     364.0
       3 years later       290.9    366.2   418.2    412.8    457.0      656.6      582.4      552.9
       4 years later       343.4    423.9   481.2    474.3    542.8      774.0      680.9
       5 years later       382.1    467.9   521.4    530.8    608.2      843.1
       6 years later       415.8    495.2   565.8    572.7    644.1
       7 years later       439.1    530.6   596.3    598.3
       8 years later       468.7    554.6   618.2
       9 years later       488.4    572.2
     10 years later        503.9
====================================================================================================================================

(1) The table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica through an instrument of Transfer and Assumption approved by the appropriate insurance regulators. Under the instrument, insurance regulators require that Folksamerica report reserve development on loss and loss adjustment expense reserve liabilities as if the companies had been combined from their inception.
(2) The table excludes Fund American Reinsurance Company Ltd. whose liability for unpaid losses and LAE totalled $25.8 million as of December 31, 2001.
(3) For 1991 liabilities are shown net of reinsurance recoverables on paid and unpaid losses and LAE, as was the accounting practice prior to the implementation of SFAS 113.
(4) Folksamerica became a consolidated subsidiary of the Company during 1998. Reserve development for the years ended 1991 through 1997 reflects development on reserves established before the Company consolidated Folksamerica's results.

REINSURANCE PROTECTION

    Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related probable maximum losses ("PML", which is a model based estimate of the maximum dollar amount that can be lost if a catastrophe occurs). To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica's catastrophe management strategy is to limit its PML to less than 10% of surplus for a 1 in 250 year event. Folksamerica continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and the purchase of catastrophe reinsurance. Folksamerica's current catastrophe protection program includes 85% of $35.0 million of protection in excess of a $25.0 million retention for the first loss and additional coverage for a second loss. The current program also includes coverage of $10.0 million in excess of a $5.0 million retention for Folksamerica's proportional property portfolio. Both of the above contracts are 100% placed with a single, top quality reinsurer, and have reinstatement provisions whereby, in the event of one loss, the coverage is reinstated for additional premium.

    Folksamerica recorded gross and net of reinsurance losses from the Attacks of approximately $104.0 million and $25.0 million, respectively, during 2001. Folksamerica has evaluated each of its significant reinsurers and believes its provision for uncollectible reinsurance, with respect to reinsurance relating to the Attacks and otherwise, to be adequate.

OTHER INSURANCE AND REINSURANCE OPERATIONS OF FOLKSAMERICA

    In October 1999 White Mountains completed its acquisition of International American Group ("IAG"), a collection of insurance companies, for $86.7 million in cash. White Mountains acquired Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC") and British Insurance Company of Cayman ("BICC") through its acquisition of IAG, all of which were owned by Folksamerica at December 31, 2001.

PIC. PIC, which was established in 1960, is a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines, primarily private passenger auto, homeowners, commercial auto and commercial multi-peril. Most of PIC's insurance products are sold in Maryland, Delaware and Virginia. PIC is rated "A" (Excellent) by A.M. Best. PIC markets insurance products principally through independent agents. PIC's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and small private businesses. PIC pays their independent agents commissions representing negotiated percentages of the premium they write. These commissions, which currently range from 5.0% to 20.0% of premium, depending on the line of business, constitute a significant portion of total acquisition costs and are included in underwriting expenses. At December 31, 2001 and 2000 and for the years then ended, PIC had $55.9 million and $56.3 million of total assets, $28.3 million and $22.7 million in net written premiums and $22.5 million and $23.7 million of shareholder's equity, respectively.

ACIC AND BICC. ACIC and BICC are Delaware-domiciled and Cayman Island-domiciled, respectively, property and casualty insurance companies in run-off. At
December 31, 2001 and 2000, ACIC had $66.2 million and $66.0 million of total assets and $37.0 million and $43.9 million of shareholder's equity, respectively. At December 31, 2001 and 2000, BICC had $22.4 million and $22.1 million of total assets and $4.4 million and $4.5 million of shareholder's equity, respectively.

ESURANCE, INC. ("ESURANCE"). Esurance, which was established in 1998, is a personal lines property and casualty insurance provider that currently sells personal auto insurance in 27 states. Esurance leverages technology to remove excess costs from the marketing, sales and servicing of personal lines insurance products. Esurance focuses on the Internet as its main sales and service channel, while maintaining its customer service center on a 24/7 basis. In October 2000, Folksamerica purchased an 80% majority interest in Esurance for $9.0 million. During the fourth quarter of 2001, Folksamerica purchased the remaining 20% minority interest in Esurance for $1.5 million, thereby making Esurance a wholly owned subsidiary as of December 31, 2001. At and for the year ended December 31, 2001, Esurance had total assets of $9.6 million, total revenues of $3.2 million and an accumulated shareholder's deficit of $16.1 million.

FUND AMERICAN REINSURANCE COMPANY LTD. ("FUND AMERICAN RE")

    On December 20, 2001, Fund American Re, a subsidiary of the Company, acquired substantially all of the international reinsurance operations of the Folksam Group ("Folksam") of Stockholm, Sweden. With this acquisition, White Mountains has begun the formation and growth of its internationally-based reinsurance operations. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. Gross annual premium volume for the acquired operations averaged $170.0 million during the preceding three-year period. The $64.0 million purchase price was paid in a combination of cash, a note and Common Shares. Folksamerica will provide reinsurance support for this international expansion. At December 31, 2001, Fund American Re had $126.3 million of total assets and $63.9 million of shareholder's equity. Due to the timing of the formation of Fund American Re and the related Folksam acquisition, Fund American Re's results of operations for 2001 were not material.

INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

    White Mountains' investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50.0% of the entity.

MONTPELIER RE HOLDINGS LTD. ("MONTPELIER")

    In December 2001 White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re is a Bermuda-domiciled insurance and reinsurance company which was formed to respond to the current favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re will initially focus on property reinsurance business and had an initial capitalization of more than $1.0 billion, consisting of $874.0 million of common equity and $150.0 million of bank debt. OneBeacon invested $180.0 million in Montpelier consisting of 1,800,000 common shares valued at $100 per share and the Company received warrants to acquire an additional 797,088 common shares at $100 per share over the next ten years for its efforts in forming Montpelier. Three of White Mountains' directors serve on Montpelier's eleven member board of directors, including John J. Byrne, Chairman and Chief Executive Officer of the Company, who serves as Montpelier's non-executive Chairman. White Mountains owns approximately 21% of the outstanding common shares of Montpelier, or approximately 27% on a fully-converted basis, and accounts for this investment using the equity method.

MAIN STREET AMERICA HOLDINGS, INC. ("MSA")

    MSA is a subsidiary of National Grange Mutual Insurance Company ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. NGM's principal lines of business and approximate percentage of total direct written premiums are personal automobile (41%), commercial multi-peril (20%), homeowners (13%) and commercial automobile (15%). MSA, through its subsidiaries, participates in 60% of NGM's property and casualty business through a quota share reinsurance agreement. MSA's net written premiums totalled $306.8 million, $265.4 million and $242.7 million in 2001, 2000 and 1999, respectively, and its net income was $6.8 million, $3.8 million and $25.8 million, respectively. MSA's total assets as of December 31, 2001 and 2000 were $653.8 million and $608.7 million, respectively, and its shareholders' equity was $262.3 million and $253.8 million, respectively. White Mountains owns 50% of the outstanding common stock of MSA. White Mountains' investment in MSA was $133.7 million and $130.6 million at December 31, 2001 and December 31, 2000, respectively.

FORMER OPERATIONS

FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. ("FSA")

    FSA guarantees scheduled payments of principal and interest on municipal bonds and asset-backed securities, including residential mortgage-backed securities.

    On July 5, 2000 White Mountains concluded the sale of its indirect, wholly owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of the common stock of FSA ("FSA Common Stock") to Dexia S.A. for proceeds of $620.4 million (the "Dexia Sale") which resulted in a pretax gain of $391.2 million.

    From 1994 to 1999 White Mountains purchased 4,382,709 shares of FSA Common Stock in a series of public and private transactions. During 1999, White Mountains exercised various fixed price options ("FSA Options") which provided White Mountains with 2,560,607 additional shares of FSA Common Stock. White Mountains also held shares of convertible preferred stock ("FSA Preferred Stock") which gave White Mountains the right to acquire up to 2,000,000 additional shares of FSA Common Stock.

    Prior to the Dexia Sale, White Mountains' accounted for its investment in FSA Common Stock using the equity method. White Mountains' accounted for its investment in FSA Preferred Stock and FSA Options under the provisions of SFAS No. 115 whereby the investment was reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of common shareholders' equity and reported on the income statement as a component of other comprehensive net income.

WATERFORD INSURANCE COMPANY ("WATERFORD")

    Waterford is a small Kansas-domiciled property and casualty insurance company that was purchased by White Mountains in 1996. Waterford was sold to a third party on January 5, 2001 for cash proceeds of $23.6 million (net of transaction related expenses), which resulted in a pretax gain of $12.4 million.

VALLEY GROUP, INC. ("VGI")

    VGI is a collection of property and casualty insurance companies acquired by White Mountains in 1995 which included Valley Insurance Companies ("Valley") of Albany, Oregon and Charter Group, Inc. ("CGI") of Richardson, Texas. White Mountains subsequently formed White Mountains Insurance Company ("WMIC"), a small property and casualty company. Valley, CGI and WMIC are collectively referred to herein as "VGI".

    In June 1999 White Mountains completed the sale of VGI to Unitrin, Inc. (the "VGI Sale") and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford. The VGI Sale resulted in a pretax gain of $88.1 million. As part of the VGI Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections that will be settled as of December 31, 2002. During 2001 and 2000 White Mountains provided $5.9 million and $5.4 million in reserves for such adverse loss development protections, respectively.

OTHER OPERATIONS

    In 1991 White Mountains sold Fireman's Fund Insurance Company ("Fireman's Fund"), a large property and casualty insurance company, to Allianz of America, Inc. Since 1991 the Company carried a reserve related to various outstanding tax issues involving the sale. In 2000, the Company was informed that the Internal Revenue Service agreed with its position taken in its 1991 tax return and, accordingly, released a $95.0 million reserve during 2000 to income which is presented as a gain from discontinued operations.

    In 1999 White Mountains concluded the sale of substantially all the mortgage banking assets (the "Mortgage Banking Sale") of White Mountains Services Corporation (formerly Source One Mortgage Services Corporation) and received net proceeds totaling $180.6 million. White Mountains recorded a $19.4 million pretax ($12.6 million after tax) gain on the sale of its mortgage banking net assets that is shown as discontinued operations herein.

REGULATION

    White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

    Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital ("RBC") standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains' active insurance and reinsurance subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

    As a condition of its license to do business in certain states, White Mountains' insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey automobile insurance plans are two such shared market mechanisms in which OneBeacon is compelled to participate. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of individuals who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

    Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. The Massachusetts Commonwealth Automobile Reinsurers ("MassCAR") is one such reinsurance facility in which OneBeacon is compelled to participate. As a result, OneBeacon could be required to underwrite policies with a higher risk of loss than it would otherwise accept.

    The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. During 2001, OneBeacon incurred approximately $30.6 million in charges related to the Reliance Insurance Company insolvency.

    Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger auto insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state, unless the state regulators approve the company's withdrawal plans. State regulators may refuse to approve such plans on the grounds that they could lead to market disruption. Such laws and regulations may restrict White Mountains' ability to exit unprofitable markets.

    Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example Massachusetts, a state where OneBeacon has a sizable presence, sets virtually all aspects of automobile insurance rates, including agent commissions. Such regulations often challenge an insurers ability to adequately price its product, which often leads to unsatisfactory underwriting results.

    White Mountains' insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains investment portfolio at December 31, 2001 complied with such laws and regulations in all material respects.

    One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its operating subsidiaries. Under the insurance laws of the states and countries under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In a given calendar year, the insurance subsidiaries can generally dividend up to the greater of 10% of their statutory surplus at the beginning of the year or the prior year's statutory net income without prior regulatory approval, subject to the availability of unassigned funds (the statutory accounting equivalent of retained earnings). Larger dividends can be paid only upon regulatory approval. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

    White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains' insurance and reinsurance subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates.

    While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

    Environmental cleanup of polluted waste sites is subject to both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the cleanup and restoration of waste sites by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds establish a mechanism to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability allocated to a PRP is dependent on a variety of factors, including the extent of cleanup necessary and the process of assigning liability. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of waste sites by insured PRPs and as a result has disputed many such claims. Superfund reform proposals have been introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures; however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate.

RATINGS

    Insurance and reinsurance companies are evaluated by various rating agencies in order to provide a basis for measuring the financial strength of individual insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims. A.M. Best, a rating agency which specializes in the insurance and reinsurance industry, currently rates OneBeacon's principal operating insurance subsidiaries "A" (Excellent) and Folksamerica's principal reinsurance operating subsidiary "A-" (Excellent). White Mountains believes that strong ratings are important factors in the marketing of insurance products to agents and consumers.

INVESTING OPERATIONS

    The investment portfolios of White Mountains' insurance and reinsurance operations consist primarily of fixed maturity investments but also consist, in part, of short term investments, common equity securities and other investments. White Mountains' management believes that modest investments of common equity securities and other investments within its investment portfolio are likely to enhance after tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time.

    The fixed maturity portfolios of White Mountains are comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (e.g., greater than 99% of such securities received a rating from the National Association of Insurance Commissioners of 1 or 2). Nearly all the fixed income securities currently held by White Mountains are publicly traded. White Mountains expects to continue to invest primarily in high quality fixed maturity investments.

    At December 31, 2001, White Mountains' investment portfolio consisted of $6,128.3 million (68%) of fixed maturity investments, $2,545.8 million (28%) of short-term investments and $331.6 million (4%) of common equity securities and other investments. White Mountains' fixed maturity portfolio at December 31, 2001 consisted principally of corporate debt securities (57%), U.S. government and agency securities (30%), mortgage-backed securities (8%) and preferred equity securities, foreign government obligations and municipal bonds (5%).

    White Mountains' investment philosophy is to invest all assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income, realized gains and losses and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with a view towards achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. At December 31, 2001, the duration of White Mountains' fixed income portfolio was approximately 5.1 years.

    Management further believes that the investment assets of its insurance and reinsurance operations should be invested in a portfolio consisting of a mixture of fixed income investments, equity securities and other investments (primarily investments in limited partnership interests that invest in common equity securities) in order to maximize returns over extended periods of time. OneBeacon's Investment Committee, comprised of certain officers and key managers of OneBeacon and other investment professionals, oversees White Mountains' investment activities. The Investment Committee regularly monitors the overall investment results of White Mountains, reviews the results of each of White Mountains' various investment managers, reviews compliance with established investment guidelines, approves all purchases and sales of investment securities and ultimately reports the overall investment results to the Company's Board of Directors.

EMPLOYEES

    As of December 31, 2001, White Mountains employed 6,893 persons (consisting of eight persons at the Company, approximately 60 persons at Fund American Re and approximately 6,825 persons at OneBeacon and its subsidiaries including Folksamerica). Management believes that White Mountains has satisfactory relations with its employees and with its agents. On January 1, 2002, OneBeacon transferred approximately 2,400 of its employees to Liberty Mutual pursuant to the Renewal Rights Agreement.

ITEM 2.  PROPERTIES

    The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. Fund American Re maintains a branch office in Stockholm, Sweden. The home offices of OneBeacon and Folksamerica are located in Boston, Massachusetts and New York, New York, respectively, with branch offices in various cities throughout the United States. In addition, the Company maintains a professional office in White River Junction, Vermont which serves, in part, as its principal executive office.

    The Company's headquarters, registered office and principal executive offices are leased. Fund American Re's branch office in Sweden is leased. The home offices of OneBeacon and Folksamerica and most of its branch offices are leased with the exception of branch offices located in Florida, Illinois, New Jersey, New York, Tennessee and Washington, which are owned by OneBeacon. Additionally, OneBeacon owns office facilities in Illinois, Pennsylvania and Oregon. Certain leased and owned OneBeacon office locations have been leased or subleased to Liberty Mutual in connection with the Renewal Rights Agreement for a period of no more than three years. Management considers its office facilities suitable and adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

    White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business. As of December 31, 2001, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    As of March 22, 2002, there were 497 registered holders of Common Shares of the Company, par value $1.00 per share.

    During 2001 and 2000 the Company declared and paid cash dividends on Common Shares totaling $1.00 and $1.20 per Common Share, respectively. During 2000 the Company paid its cash dividends quarterly but in 2001 changed its dividend payment policy to provide for an annual dividend payable in the first quarter of each year, dependent on the Company's financial position and the regularity of its cash flows.

    Common Shares (symbol WTM) are listed on the New York Stock Exchange. The quarterly range of the daily closing price for Common Shares during 2001 and 2000 is presented below:

------------------------------------------------------------------------------
                                        2001                      2000
                                --------------------      --------------------
                                  HIGH        LOW           High        Low
------------------------------------------------------------------------------
Quarter ended:
  December 31                    $ 369.99   $ 330.00       $ 319.00   $ 239.00
  September 30                     376.00     315.50         272.88     155.00
  June 30                          391.00     304.01         162.00     126.00
  March 31                         328.50     290.00         135.81     102.00
==============================================================================

ITEM 6.  SELECTED FINANCIAL DATA

    Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2001, follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                        ------------------------------------------------------------
Millions, except per share amounts                                       2001(a)      2000(b)       1999(c)      1998(d)      1997
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                                                                $  3,234     $    848       $   579    $    390    $    293
Expenses                                                                   3,656          493           418         311         192
                                                                        ------------------------------------------------------------
Pretax earnings (loss)                                                      (422)         355           161          79         101
  Income tax (provision) benefit                                             174          (42)          (53)        (28)        (36)
  Accretion and dividends on preferred stock of subsidiaries                 (23)           -             -           -           -
                                                                        ------------------------------------------------------------
Net income (loss) from continuing operations                            $   (271)    $    313       $   108    $     51    $     65
                                                                        ============================================================
Netincome (loss) from continuing operations per share:
  Basic                                                                 $ (86.52)    $  53.08       $ 19.25    $   8.71    $   9.88
  Diluted                                                               $ (86.52)    $  52.84       $ 17.66    $   7.75    $   8.93
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                                            $ 16,493     $  3,545       $ 2,049    $  2,164    $  1,156
Short-term debt                                                              358            -             4          52           2
Long-term debt                                                               767           96(e)        203         186         132
Deferred credits                                                             683(f)        92           101(g)       37(h)        -
Minority interest- mandatorily redeemable preferred stock
 of subsidiaries                                                             170            -             -           -           -
Common shareholders' equity (i)                                            1,445        1,046           614         703         659
                                                                        ============================================================
Book value per share (j)                                                $ 160.36     $ 177.07       $103.32    $ 109.68    $ 100.08
Tangible book value per share (j) (k)                                   $ 225.81     $ 187.65       $120.23    $ 115.11    $ 100.08
------------------------------------------------------------------------------------------------------------------------------------
SHARE DATA:
Cash dividends paid per Common Share                                    $   1.00     $   1.20       $  1.60    $   1.60    $    .80
Ending common and equivalent Common Shares (000's)(l)                     10,048        5,961         5,946       6,831       6,983
====================================================================================================================================

(a) Includes the acquisition of OneBeacon on June 1, 2001 and its results of operations from that date through December 31, 2001. In connection with the acquisition of OneBeacon, White Mountains issued $1,085 million in debt. White Mountains also issued preferred stock of subsidiaries and warrants to acquire Common Shares and convertible preference shares for total proceeds of $758 million.
(b) Includes the acquisitions of PCA and the Risk Capital Operations as well as the gain on the Dexia Sale.
(c) Includes gains resulting from the VGI Sale and the Mortgage Banking Sale.
(d) Includes the interim period income statement and ending balance sheet of Folksamerica which was initially consolidated by the Company during 1998.
(e) Reflects a significant repayment of long-term debt by Folksamerica during 2000. See Note 6.
(f) Deferred credits added during 2001 resulted from the purchase of OneBeacon. See Note 2.
(g) Deferred credits added during 1999 resulted principally from the purchase of IAG. See Note 2.
(h) Deferred credits added during 1998 resulted from White Mountains' initial consolidation of Folksamerica by the Company. See Note 2.
(i) Reflects reductions in common shareholders' equity resulting from significant repurchases of Common Shares from 1996 to 1999 and an increase in common shareholders' equity in 2001 resulting from capital raising activities undertaken in connection with the Acquisition. See Note 2.
(j) As adjusted for the dilutive effects of outstanding options and warrants to acquire Common Shares.
(k) Book value per Common Share plus unamortized deferred credits less goodwill per Common Share.
(l) Includes outstanding options and warrants to acquire Common Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following financial discussion should be read in conjunction with White Mountains' Consolidated Financial Statements and Notes thereto which are contained elsewhere in this report. White Mountains' business has undergone significant changes during 2001, therefore, particular attention should be given to the Company's description of its current business contained in Item 1 of this Annual Report on Form 10-K.

    The following discussion contains forward looking statements. White Mountains intends statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This safe harbor requires that White Mountains specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of White Mountains. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains' actual results could be materially different from and worse than its expectations. Refer to page 42 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

    White Mountains' discussion of its results of operations is presented below under the following subheadings: I. Summary of Operations by Segment,
II. the OneBeacon Acquisition and Associated Capital Raising Activities and
III. Review of Consolidated Results.

    A tabular summary of White Mountains' consolidated financial results for the years ended December 31, 2001, 2000 and 1999 follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
Millions, except per Share amounts                                            2001             2000            1999
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                         $   3,233.6       $    848.2      $    579.2
Total expenses                                                             3,655.8            492.8           417.7
Net income (loss)                                                           (259.3)           407.9           121.0
-------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share:                                   $    (84.75)      $    68.89      $    19.73
Book Value per Common Share:
     Fully converted book value per Common Share and Common Share
       equivalents                                                     $    160.36       $   177.07      $   103.32
     Fully converted tangible book value per Common Share and Common
       Share equivalents                                                    225.81           187.65          120.23
===================================================================================================================

     White Mountains' fully converted tangible book value per Common Share and Common Share equivalents grew by more than 20% during 2001, principally as a result of its acquisition of OneBeacon for $682.0 million less than the value of the net assets acquired. The net loss of $259.3 million for 2001 resulted from net losses experienced at OneBeacon ($156.2 million), its reinsurance operations Folksamerica ($28.1 million) and $75.0 million in losses from other insurance and holding company operations. OneBeacon and Folksamerica's poor 2001 underwriting results were significantly impacted by $85.0 million in net after tax losses incurred in connection with the Attacks and, in the case of OneBeacon, by unsatisfactory underwriting results. White Mountains' loss per Common Share of $84.75 in 2001 resulted from the insurance and reinsurance losses previously mentioned and a $305.1 million reduction to net income available to common shareholders relating to its Convertible Preference Shares during the brief period they were outstanding during 2001.










    The Company has revised its loss per share for the year ended December 31, 2001 to $84.75 from $38.95, which was the amount previously reported in its earnings release filed on Form 8-K (Item 9) on February 28, 2002. This revision did not change the Company's reported book value per share ($160.36), fully converted tangible book value per share ($225.81), retained earnings ($355 million) or common shareholders' equity ($1,445 million) at December 31, 2001, or its reported net loss ($259 million) or comprehensive net loss ($302 million) for the year then ended. This change does not affect the text of the Company's 2001 earnings release as its focus has always been on growth in tangible book value per share and its comprehensive net income or loss, neither of which have been revised.

    The revision results from the manner in which the Company's Convertible Preference Shares were considered in arriving at earnings per share during the brief period they were outstanding. The Company, in consultation with its independent accountants, marked its Convertible Preference Shares to market (based on the market value of underlying Common Shares) with the excess of market over the cash proceeds it received being charged directly to retained earnings. In preparing this Annual Report on Form 10-K, it was determined that this net charge should have been included in the Company's determination of earnings or loss per share, and the related determination of net income or loss available to common shareholders, for the interim periods ended June 30, 2001 and September 30, 2001, and certain other pro forma periods. As a result, the Company has restated all applicable interim and pro forma earnings per share and related disclosures in Note 19 to the Consolidated Financial Statements contained herein. Since the Convertible Preference Shares were converted to Common Share on August 23, 2001, the Company's reported results for the three-months ended December 31, 2001 were not affected.

    White Mountains' fully converted tangible book value per Common Share and Common Share equivalents at December 31, 2000 was $187.65, an increase of $67.42 from December 31, 1999. The increase resulted primarily from the Dexia Sale and the gain relating to the sale of Fireman's Fund.

    White Mountains' net income for 2000 of $407.9 million resulted principally from the Dexia Sale ($391.2 million pretax) and a gain related to the taxation of the sale of Fireman's Fund in 1991 ($95.0 million). White Mountains' net income for 1999 of $121.0 million resulted principally from the VGI Sale ($88.1 million pretax) and the Mortgage Banking Sale ($19.4 million pretax, $12.6 million after tax).

I.   SUMMARY OF OPERATIONS BY SEGMENT

    As a result of the Acquisition, White Mountains now conducts its operations through three distinct segments consisting of OneBeacon, Folksamerica and its Other Insurance Operations and Holding Company. White Mountains' Other Insurance Operations and Holding Company segment is comprised of the Company, BICC, ACIC, PIC, Esurance, Fund American Re and certain of the Company's intermediate holding companies. White Mountains segment information is presented in Note 13.

ONEBEACON

    OneBeacon is currently producing unsatisfactory underwriting results and has done so for several years. White Mountains believes that its purchase of OneBeacon added significant value to its shareholders, provided it can quickly, and significantly, improve this business through successful execution of a series of initiatives commenced in 2001.

     White Mountains has already moved quickly to strengthen OneBeacon's balance sheet with a strong view towards capital preservation. This was accomplished in three separate ways. The first was to cause the seller to purchase reinsurance contracts with two highly rated reinsurance companies: a full risk-transfer cover from NICO for up to $2.5 billion in old asbestos and environmental claims and $400 million in adverse development coverage on losses occurring in years 2000 and prior from GRC. The second action was to insist that OneBeacon's large portfolio of common stocks ($1.7 billion) and municipal bonds ($1.4 billion) be substantially sold-off prior to the Acquisition. Post-acquisition, White Mountains further repositioned OneBeacon's investment portfolio, including a substantial sell-off of its mortgage-backed securities, to achieve a highly liquid, high-quality fixed income portfolio of an intermediate duration. Finally, White Mountains' purchase accounting adjustments resulted in a strengthening of OneBeacon's acquired balance sheet in the form of adjustments to OneBeacon's insurance and non-insurance liabilities and assets. These actions, coupled with more disciplined loss reserving practices post-acquisition, have made OneBeacon's balance sheet considerably more solid than the balance sheet acquired by White Mountains on June 1, 2001.

    Immediately after the Acquisition a new management team was appointed and new performance expectations established. Through ongoing communication of White Mountains' operating principles and the introduction of long- term incentive compensation tied closely to results, OneBeacon is building a culture dedicated to making the significant changes necessary to improve OneBeacon's execution, discipline, and focus upon profitability. OneBeacon's new performance-based compensation program is based on its "trade ratio". Aggressive steps have been taken to improve results quickly including the segregation of the book between core and non-core businesses.

CORE OPERATIONS

     White Mountains also moved quickly to start fixing OneBeacon's business as its historical underwriting results were highly unsatisfactory. White Mountains identified certain businesses that offer reasonable profit improvement opportunities. These "core" operations consist of personal lines and commercial lines sold through agents in New England, New York and New Jersey and selected Specialty products. Specialty products consist principally of Agri, IMU (ocean marine) and A.W.G. Dewar (tuition reimbursement) whose distribution is not limited to the Northeast.

    COMMERCIAL LINES. In ongoing commercial lines, price increases of 16% were achieved in 2001 with a further 25% targeted for 2002. Many poor performing classes of business, agencies and medium and large accounts have been terminated. Further attention has been directed toward taking appropriate underwriting actions to reduce OneBeacon's risk with respect to emerging exposures such as terrorism, construction defect, mold and coastal exposures.

    PERSONAL LINES. Due to a late start, personal lines prices were increased only 5% in 2001. Through rate increases and rate equivalent actions such as insurance to value, a 16% increase is being targeted for 2002. Rate equivalent actions on business renewed during the first three months of 2002 have resulted in 13% and 4% average increases across homeowners and automobile business, respectively. In addition, base rate increases have been approved in several states for homeowners and automobile lines. Given OneBeacon's concentration of business in the Northeast, careful management of windstorm exposures is critical. OneBeacon is taking steps to reduce its exposure through decreasing the number of properties it insures in coastal territories and implementing a windstorm deductible program. Also, because OneBeacon writes the majority of its ongoing personal automobile insurance in three very difficult markets, New York, New Jersey and Massachusetts, dedicated business units have been formed to address the unique aspects of each market. For example, AutoOne, OneBeacon's LAD operation was formed to address the particularly difficult assigned risk market in New York.

     CLAIMS. Management has been improving the claims function by making expenditures in claims personnel, processes and systems where it is believed that lower overall loss costs will be the result. All field claims professionals have been realigned under a single reporting relationship to the Chief Claims Officer in lieu of a decentralized structure. The quality of staff has been upgraded and staff levels have been increased in certain high impact areas for more effective case management. To better enable claims professionals to determine appropriate indemnity settlement amounts, a state of the art tool has been deployed. The use of appraisals, re-inspections and audits also has increased along with the implementation of quality control and performance metrics across the function. Workers compensation claims handling has been centralized which, along with enhanced early intervention programs, nurse case management and retained health care provider relationships, will help get the injured workers back to work faster. Improved claims reporting procedures have been implemented for automobile claims which, along with more efficient use of vendors on physical damage claims, will help reduce loss cost and improve service to agents and insureds. As a result of these actions, management expects a more professional, better equipped claims organization to emerge.

    OTHER INITIATIVES. Credit terms have been changed to accelerate the receipt of cash and collection of old receivables is a high priority. Spending on major systems initiatives has been substantially scaled back to focus on delivering meaningful improvements to existing systems while eliminating the multitude of redundant systems left over from the Merger. Management is working diligently to reconstruct reliable historical data from legacy General Accident systems.

    NON-CORE OPERATIONS

     The underwriting results of OneBeacon's non-core operations have been particularly unsatisfactory. The national program and national accounts business has been placed into run-off, with OneBeacon's obligation to write new business in most multi-year programs winding down in 2002. The largest element of business included in this sub-segment, however, is agency produced business written in territories outside of New England, New York and New Jersey. OneBeacon commenced numerous actions, along the lines of those described above for the core lines, to improve operating results in the non-core regions. In addition, during 2001 OneBeacon formally withdrew from the personal lines markets in 14 states.

    On November 1, 2001, OneBeacon transferred its agency business, agents and operations in 42 non-core states and the District of Columbia to Liberty Mutual. This transfer amounted to approximately $1.5 billion in written premiums, or approximately 45% of OneBeacon's total business. Over the next two years, the underwriting results and cash flows of the renewed policies will be shared between OneBeacon and Liberty Mutual. A reinsurance agreement prorates results so that OneBeacon assumes approximately two-thirds and one-third of the underwriting results corresponding to renewals in the first and second years, respectively. Liberty Mutual has continued, and in some cases accelerated, the underwriting and pricing actions initiated prior to the transactions. The transaction enables OneBeacon's management to concentrate its efforts on building a profitable book of agency produced personal and commercial lines business in the Northeast and selected specialty lines throughout the country.

PERFORMANCE TARGETS

    Management's performance goals for 2002 are based upon achieving a trade ratio of 101-103% in the ongoing businesses and an overall OneBeacon trade ratio of 108-110%, which includes the results of business placed in run- off and reinsuring two-thirds of the underwriting results from business transferred to Liberty Mutual.

SUMMARY OF OPERATIONS BY BUSINESS LINE

    A summary of OneBeacon's underwriting results for the seven months ended December 31, 2001 follows:

--------------------------------------------------------------------------------------------------------
Seven months ended December 31, 2001                    Property and Casualty Insurance
                                         ---------------------------------------------------------------
Millions                                     Personal    Commercial   Specialty     Non-Core       Total
--------------------------------------------------------------------------------------------------------
Net written premiums                         $  513.2      $  358.0    $ 139.8   $    867.2   $ 1,878.2
                                         ---------------------------------------------------------------
Earned premiums                                 521.5         427.5      127.0      1,132.2     2,208.2
Loss and loss adjustment expenses              (445.6)       (449.6)     (79.9)    (1,098.7)   (2,073.8)
Other underwriting expenses                    (134.1)       (173.8)     (41.0)      (439.1)     (788.0)
                                         ---------------------------------------------------------------
Net underwriting gain (loss)                 $  (58.2)     $ (195.9)   $   6.1   $   (405.6)  $  (653.6)
========================================================================================================

    Personal and commercial premiums written declined during the seven month period and further declines are expected to continue as OneBeacon repositions its book of business for improved profitability. Declines in personal and commercial lines written premiums were partially offset by an increase in specialty lines premiums. The disciplined underwriting and pricing historically demonstrated in specialty lines, coupled with favorable market conditions, enabled OneBeacon to capitalize on price increases while continuing to mitigate underwriting risks through policy coverage revisions and agency terminations. During 2001, OneBeacon also established a new business initiative through the New York LAD.

    OneBeacon's 2001 trade ratios on all lines of its business, except core specialty, were unacceptable largely as a result of premiums charged proving to be inadequate for risks assumed. The actions previously discussed were implemented to address this deficiency. Loss and loss adjustment expenses for the 2001 period also included $105.0 million in losses, net of reinsurance, associated with the Attacks. OneBeacon's gross loss associated with the Attacks was $248.0 million.

    During 2001 OneBeacon's losses and loss adjustment expenses relating to prior years developed unfavorably, resulting primarily from an increase in OneBeacon's 1999 and prior loss estimates in its worker's compensation, general liability, commercial multi-peril and commercial automobile lines of business. These actions exhausted the protection under the GRC Cover and resulted in a $50.0 million charge in the 2001 fourth quarter to loss and loss adjustment expense. Additionally, during 2001 OneBeacon recognized approximately $14.6 million in prior year losses and loss adjustment expenses which were not covered by either the NICO Cover or the GRC Cover.

    As expected, and consistent with OneBeacon's decision to exit its non-strategic operations, the underwriting results in OneBeacon's non-core operations were unacceptable for the seven months ended December 31, 2001. Although expected to improve in the future, OneBeacon's trade ratio associated with this business is expected to continue to be higher than that of its core operations as the national programs and national accounts business, along with the business reinsured from Liberty Mutual, wind down.

    Overall, OneBeacon has and will continue to incur significant costs associated with its underwriting, claims and run-off initiatives implemented during 2001. These costs are expected to yield future improvements to OneBeacon's overall loss and loss adjustment expense ratios but, in the short run, will adversely affect its expense ratios. Improving the loss ratio is OneBeacon's number one priority.

FOLKSAMERICA

    A summary of Folksamerica's 2001, 2000 and 1999 underwriting results follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                                ------------------------------------
Dollars in millions                                                                 2001         2000        1999
--------------------------------------------------------------------------------------------------------------------
Net written premiums                                                            $  458.3    $   332.6    $  201.7
                                                                                ------------------------------------

Earned premiums                                                                    421.5        312.5       211.0
Losses and loss adjustment expenses                                               (385.0)      (270.8)     (182.2)
Underwriting expenses                                                             (155.4)      (120.9)      (81.4)
                                                                                ------------------------------------
 Net underwriting loss                                                          $ (118.9)   $   (79.2)   $  (52.6)
                                                                                ====================================
Statutory combined ratios:
   Loss and loss adjustment expense                                                   91%          88%         87%
   Underwriting expense                                                               34           38          36
                                                                                ------------------------------------
       Combined                                                                      125%         126%        123%
====================================================================================================================

    The majority of Folksamerica's premiums written during the past three years ended 2001 cover liability risks (typically 60% to 70% of such premiums), property risks (20% to 30%) and accident and health risks (6% to 8%).

    Folksamerica's significant increase in premiums for 2001 versus 2000 is primarily attributable to additional writings across most lines in response to improved terms and conditions in the overall reinsurance market. Folksamerica's significant increase in premiums for 2000 versus 1999 is primarily attributable to its acquisition of the Risk Capital Operations which provided Folksamerica with two new specialty underwriting units (Accident & Health and Marine) and several new treaty clients.

    During 2001, Folksamerica recorded gross losses from the Attacks of approximately $104.0 million, or approximately $25.0 million net of reinsurance recoverables and reinstatement costs. This loss represented approximately six points of its 2001 combined ratio. Folksamerica also established a reserve of $5.0 million for Enron-related surety exposures in 2001.

    Folksamerica's 2001 incurred losses include $24.1 million in losses related to prior accident years representing (i) higher than expected reported losses in Folksamerica's property excess line and (ii) a strengthening of reserves related to losses arising from the portfolios acquired from the USF Re and the Risk Capital Operations. Incurred losses for 2000 and 1999 include $22.9 million and $29.3 million, respectively, related principally to prior accident years representing losses arising from the portfolios acquired with USF Re and the Risk Capital Operations.

    Folksamerica's 2001 and 2000 statutory combined ratios do not take into account the favorable impact of a retroactive reinsurance cover placed during 2000 which covers certain losses associated with Folksamerica's asbestos and environmental exposures as well as losses associated with USF Re and the Risk Capital Operations. Because this contract was written to cover losses incurred in prior years, the reinsurance benefit recorded in its statutory financial statements is not included in Folksamerica's statutory combined ratio; however, adverse development on reserves covered under this contract is required to be included in its statutory combined ratio. The reinsurance benefits obtained from this contract totalled $20.2 million and $20.6 million for the years ended December 31, 2001 and 2000, respectively.

    Folksamerica has acquired several competitors in recent years. In cases where the insurance or reinsurance reserves of the acquired company are expected to develop adversely, Folksamerica generally obtains certain indemnifications from the seller designed to mitigate the future losses that Folksamerica must recognize. Indemnifications used by Folksamerica in some of its more recent acquisitions consist of bargain purchases (resulting in deferred credits) and the issuance of purchase notes with adverse loss development protection features. These indemnifications provide revenues to Folksamerica to compensate for the expected losses and loss adjustment expenses it may recognize in connection with the acquired operations. These revenues, recorded as amortization of deferred credits and other benefits, are not reflected as a reduction to the loss development incurred by Folksamerica and therefore do not serve to reduce Folksamerica's reported statutory combined ratio. Had the retroactive reinsurance and acquisition benefits described above been permitted to be recognized in Folksamerica's 2001 and 2000 statutory combined ratios, they would have served to decrease such ratios by approximately 12 and 10 points to 113% and 116%, respectively.

    During 2001, 2000 and 1999, Folksamerica recognized income relating to the amortization of its deferred credits of $14.1 million, $12.5 million and $7.0 million, respectively, resulting from bargain purchases of insurance and reinsurance operations. In addition, during 1999 Folksamerica issued a $20.8 million note in connection with the acquisition of USF Re which was to be reduced to the extent that future USF Re loss and loss adjustment expenses develop adversely (the "USF Re Seller Note"). In response to adverse development recorded by Folksamerica, the USF Re Seller Note was reduced by $6.8 million and $14.0 million, which was recorded in White Mountains' financial statements, during 2000 and 1999, respectively.

    The reinsurance market in general has responded to the significant industry losses generated in 2001 with a combination of rate increases, coverage restrictions and higher ceding company retentions. In December 2001 Folksamerica received a $400.0 million capital contribution from its parent OneBeacon, in the form of cash, which was made to increase Folksamerica's capacity to capitalize on improving pricing trends which accelerated after the Attacks. In addition, the retrocessional agreement that Folksamerica entered into with Olympus late in 2001 provides additional opportunities to leverage Folksamerica's underwriting expertise and infrastructure to underwrite increased lines on world-wide property excess business in a favorable market.

OTHER INSURANCE OPERATIONS AND HOLDING COMPANY

    White Mountains' capital management activities are conducted through the Company and its intermediary holding companies. In this regard, the primary operations relating to its holding companies for 2001 consisted of the effects of financing activities and purchase accounting undertaken in connection the Acquisition, amortization of deferred credits arising from White Mountains' acquisitions of OneBeacon and IAG, the gain recognized from the sale of Waterford and net investment income on its short-term investments. The primary operations of BICC, ACIC, PIC, Esurance and Fund American Re during 2001 contributed revenues of $33.7 million, expenses of $59.3 million and a net loss of $17.0 million. During 2000, the operations of the holding company primarily included the gain recognized from the Dexia Sale, amortization of certain deferred credits, interest expense on long-term debt, the operations of BICC, ACIC and PIC and net investment income on short-term investments. During 1999, the operations of the holding company primarily included the gain recognized from the VGI Sale, interest expense on long-term debt, amortization of certain deferred credits and net investment income on short-term investments and its other insurance operations included the operations of VGI through the date of the VGI Sale. See "Liquidity and Capital Resources."

II.  THE ONEBEACON ACQUISITION AND ASSOCIATED CAPITAL RAISING ACTIVITIES

    On June 1, 2001, White Mountains acquired OneBeacon from CGNU for $2,114.3 million, of which $260.0 million was paid with the Seller Note and the balance paid in cash. White Mountains undertook a series of related transactions prior to or simultaneously with the Acquisition that had a substantial impact on its consolidated financial statements during 2001. These transactions, coupled with the inclusion of OneBeacon's results for the seven months ended
December 31, 2001, served to significantly affect the comparability of the financial statement information presented herein. A summary of White Mountains' transactions relating to its acquisition of OneBeacon follows:

    DEBT TENDER AND DEBT ESCROW TRANSACTIONS. In April 2001 the Company completed a tender offer and consent solicitation for $96.3 million in outstanding medium-term notes (the "Debt Tender") which facilitated the Acquisition by amending the indenture governing its medium-term notes ("the "Notes"). Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of its Notes and subsequently prepaid, in the form of a fully-funded irrevocable escrow arrangement (the "Debt Escrow"), the balance of the Notes. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during the 2001 second quarter.

    EQUITY FINANCING. On June 1, 2001, a small group of private investors purchased $437.6 million of a newly- issued class of non-voting convertible preference shares of the Company (the "Convertible Preference Shares"). On August 23, 2001, upon approval by shareholders at the Company's 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting"), the Convertible Preference Shares were repurchased and cancelled by the Company (the "Conversion") in consideration of 2,184,583 Common Shares. Had shareholder approval not been obtained by March 31, 2003, the holders of Convertible Preference Shares would have had the right to require the Company to repurchase the Convertible Preference Shares on an "as converted" basis at the then-current price of a Common Share. This conversion right, coupled with the fact that the market value of Common Shares immediately prior to shareholder approval ($340 per Share) exceeded the private investors' cost of the Convertible Preference Shares (approximately $200 per Share), caused this instrument to have a redemption value in excess of cash received upon issuance. This required the Convertible Preference Shares to be marked-to-market until August 23, 2001 when the Convertible Preference Shares were converted to shareholders' equity, resulting in a $305.1 million net charge to retained earnings with an offsetting increase to paid-in surplus.

    On June 1, 2001, Berkshire purchased from the Company, for $75.0 million in cash, warrants (the "Warrants") to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. Of the total Warrants purchased by Berkshire, Warrants to purchase 1,170,000 Common Shares (the "Series A Warrants") were immediately exercisable and Warrants to purchase 544,285 Common Shares (the "Series B Warrants") became exercisable upon shareholder approval at the 2001 Annual Meeting. Prior to shareholder approval, the Series B Warrants constituted a contingent put liability (similar in nature to a stock appreciation right) which was carried at fair value through a periodic charge or credit to the income statement. The income statement charge recorded by the Company during 2001 associated with the difference between the fair value and allocated cost of the Series B Warrants totalled $58.8 million. Upon shareholder approval at the 2001 Annual Meeting, the Series B Warrants were converted from a liability to common shareholders' equity. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

    On June 1, 2001, Berkshire also purchased for $225.0 million, $300.0 million in face value of cumulative non- voting preferred stock (the "Berkshire Preferred Stock") of a subsidiary of the Company. The Berkshire Preferred Stock is mandatorily redeemable after seven years. The Berkshire Preferred Stock represents subsidiary preferred stock which is considered to be minority interest to the Company.

    As previously mentioned, White Mountains received a total of $300.0 million in cash from Berkshire in full payment for the Warrants and the Berkshire Preferred Stock. The proceeds received were allocated to each instrument based on their relative estimated fair values on June 1, 2001. As a result, $154.8 million of such proceeds were allocated to the Warrants and recorded to common shareholders' equity and $145.2 million of such proceeds were allocated to the Berkshire Preferred Stock. White Mountains is accreting the Berkshire Preferred Stock's recorded value to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term through an income statement charge. During 2001, White Mountains recorded $5.1 million of accretion charges on the Berkshire Preferred Stock.

    On June 1, 2001, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock (the "Zenith Preferred Stock") of a subsidiary of the Company. The Zenith Preferred Stock is mandatorily redeemable after ten years. The Zenith Preferred Stock represents subsidiary preferred stock which is considered to be minority interest to the Company.

    During 2001, White Mountains declared and paid cash dividends on the Berkshire Preferred Stock and the Zenith Preferred Stock totalling $18.1 million.

    BANK FINANCING. On June 1, 2001, a subsidiary of the Company borrowed $700.0 million in term loans and $125.0 million in revolving loans (of a $175.0 million revolving loan facility) from a banking syndicate arranged by Lehman Brothers Inc. (collectively the "Lehman Facility"). The term loans are repayable in quarterly installments with a final maturity on March 31, 2007. The revolving loan facility is available from the closing date until the fifth anniversary of the closing. The loans are variable rate instruments which are currently tied to a rate based on short- term eurodollar rates. White Mountains subsequently entered into various interest rate swap agreements in order to achieve a fixed interest rate on the term loans. During 2001, White Mountains recorded interest expense relating to the Lehman Facility of $32.4 million, including $3.9 million of expense recorded under the related interest rate swap agreements.

     SELLER NOTE. On June 1, 2001, White Mountains issued the Seller Note to CGNU. The Seller Note has an eighteen-month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the Seller Note. During 2001, White Mountains recorded interest expense relating to the Seller Note of $10.3 million.

     DEFERRED CREDIT. White Mountains acquired OneBeacon for total consideration of $2,114.3 million. Because the cost of OneBeacon was less than the fair value of its net assets acquired at that date, White Mountains recorded a $682.0 million deferred credit at acquisition which is being amortized to income ratably over the estimated period of benefit of seven years. During 2001, White Mountains recognized a total of $91.6 million of deferred credit amortization of which $56.9 million related specifically to the deferred credit resulting from the Acquisition.

III. REVIEW OF CONSOLIDATED RESULTS

     Earned insurance and reinsurance premiums totalled $2,656.1 million for 2001 versus $334.4 million for 2000 and $283.2 million for 1999. The large increase in earned premiums from 2000 to 2001 resulted primarily from the Acquisition of OneBeacon which contributed $2,208.2 million in earned premiums for the seven months ended December 31, 2001. The increase in earned premiums from 1999 to 2000 is primarily attributable to the acquisition of the Risk Capital Operations during 2000.

     See "Summary of Operations by Segment" for a further discussion of earned insurance and reinsurance premiums by White Mountains' segments and lines of business.

     White Mountains' total net pretax investment returns for the years ended December 31, 2001, 2000 and 1999 are shown below:

-----------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                    ---------------------------------------
Millions                                                                 2001           2000           1999
-------------------------------------------------------             ---------        -------       --------
Net investment income                                                $  284.5        $  85.9       $   61.9
Net realized investment gains (losses), before tax                      173.1           (8.8)          69.6
Net increase (decrease) in unrealized investment gains                  (59.9)          47.6         (180.2)
                                                                     --------        -------       --------
Total net investment return, before tax                              $  397.7        $ 124.7       $  (48.7)
                                                                     ========        =======       ========

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its operating subsidiaries and dividend income from its equity investments. The significant increase in net investment income from 1999 to 2001 is mainly attributable to White Mountains' growing portfolio of fixed maturity investments resulting from the 1999 acquisition of USF Re, the 2000 acquisitions of PCA and the Risk Capital Operations and the 2001 acquisitions of OneBeacon and C-F.

     Net realized gains on investments for the year ended December 31, 2001 resulted principally from substantial sales of fixed maturities from OneBeacon and Folksamerica's investment portfolios during the second half of 2001. Net realized investment losses for the year ended December 31, 2000 resulted principally from sales of fixed maturities in preparation for Folksamerica's acquisitions of PCA and the Risk Capital Operations during the first half of 2000. Net realized investment gains of $69.6 million for 1999 included $23.9 million of pretax gains from sales of San Juan Basin Royalty Trust units and $28.0 million of pretax gains from sales of various other common stocks and other investments in Folksamerica's operating portfolio. In addition, $9.4 million of pretax gains on sales of common stocks and fixed maturity investments were recorded in anticipation of or in connection with the VGI Sale.

     White Mountains' net decrease in pretax unrealized investment gains for the year ended December 31, 2001 of $59.9 million consisted of a net reduction in unrealized gains of $46.3 million related to the substantial amount of fixed maturities sold during the period and a net reduction of $13.6 million in unrealized gains, primarily in its holdings of common stocks and other investments. White Mountains' net increase in pretax unrealized investment gains for the year ended December 31, 2000 of $47.6 million consisted of a net reduction in unrealized gains of $23.7 million for investment securities sold during the period and a net increase of $71.3 million in unrealized gains, primarily in its holdings of fixed maturities. White Mountains' net decrease in pretax unrealized investment gains for the year ended December 31, 1999 of $180.2 million consisted of a net reduction in unrealized gains of $69.6 million for investment securities sold during the period and a net reduction of $110.6 million in unrealized gains on securities held during the period, relating primarily to an accounting write-down relating to exercises of FSA Options. During 1999, White Mountains was required to write its investment in the FSA Options exercised to their original cost in order to transition the investment from fair value accounting to equity accounting.

     Amortization of deferred credits and other benefits provided $91.6 million, $41.4 million and $25.8 million in revenue during 2001, 2000 and 1999, respectively. The increase in deferred credit amortization from 2000 to 2001 resulted from the Acquisition. The increase in deferred credit amortization from 1999 to 2000 resulted primarily from the acquisition of PCA. In accordance with SFAS No. 141, all unamortized deferred credits at December 31, 2001 will be recognized through the income statement on January 1, 2002 as a change in accounting principle.

     Net gains on sales of subsidiaries and other assets provided $20.2 million, $386.2 million and $103.9 million in revenue during 2001, 2000 and 1999, respectively. The net gains recorded during 2001 resulted from a $12.4 million pretax gain from the sale of Waterford as well as gains on sales of various fixed assets to Liberty Mutual. The net gains recorded during 2000 resulted principally from the Dexia Sale. The net gains recorded during 1999 resulted principally from the VGI Sale.

     Other revenues totalled $8.1 million, $9.1 million and $34.8 million during 2001, 2000 and 1999. Other revenue consists primarily of equity in the earnings of White Mountains unconsolidated affiliates (MSA, Montpelier and formerly FSA) and sundry other revenues.

     White Mountains' investment in MSA provided $2.2 million to its revenues during the year ended December 31, 2001 versus $1.0 million for 2000 and $11.6 million for 1999. MSA's net income for 2001 resulted from strong underwriting results experienced by NGM during 2001 offset partially by realized losses on its investment portfolio. MSA's net income for 2000 was adversely impacted by significant realized losses on its investment portfolio whereas MSA's net income for 1999 benefitted by significant realized investment gains.

     White Mountains' investment in Montpelier provided a loss of $3.0 million during the year ended December 31, 2001. Montpelier's net loss for 2001 related to the recognition of its startup costs.

     During 2000 White Mountains' investment in FSA provided a $3.6 million loss for the interim period though July 5, 2000 which resulted from realized investment losses in FSA's investment portfolio and increased expenses for employee equity-based compensation programs, which rose significantly after FSA's announcement of its acquisition by Dexia. FSA contributed $19.5 million to net income during the year ended December 31, 1999.

     Losses and loss adjustment expenses totalled $2,493.9 million for 2001 versus $287.7 million for 2000 and $242.3 million for 1999. The large increase in loss and loss adjustment expenses from 2000 to 2001 resulted from the Acquisition. During 2001, White Mountains incurred $130.0 million in net losses at OneBeacon and Folksamerica resulting from the Attacks. The increase in loss and loss adjustment expenses from 1999 to 2000 is primarily attributable to the acquisitions of PCA and the Risk Capital Operations during 2000.

     See "Summary of Operations by Segment" for a further discussion of losses and loss adjustment expenses by White Mountains' segments and lines of business.

     Insurance and reinsurance acquisition expenses, which consist primarily of insurance and reinsurance brokerage and commission expenses, totalled $584.3 million for 2001 versus $101.1 million for 2000 and $73.4 million for 1999. The increase in these insurance expenses from 2000 to 2001 is primarily attributable to the Acquisition. The increase in these insurance expenses from 1999 to 2000 is primarily attributable to the acquisitions of PCA and the Risk Capital Operations during 2000.

     General and administrative expenses totalled $417.1 million for 2001 versus $87.9 million for 2000 and $87.3 million for 1999. Share-based compensation consisting of performance shares, Restricted Shares and Options constituted $51.5 million, $25.8 million and $6.1 million of such general and administrative expenses during 2001, 2000 and 1999, respectively. The increase in general and administrative expenses, including the increase in share-based compensation, from 2000 to 2001 is primarily attributable to the Acquisition. The increase in White Mountains' share-based compensation for 2000 was higher than that of 1999 as a result of a significant increase in the value of Common Shares during that year and the recording of additional performance share expense in expectation of the 1999 and 2000 performance share awards vesting at an amount greater than target due to the highly favorable results for those award periods.

     A share appreciation expense for Series B Warrants of $58.8 million was recorded during 2001 representing an increase in the value of Common Shares during the period in which the Series B Warrants were not exercisable by Berkshire. Upon shareholder approval at the 2001 Annual Meeting, the Series B Warrants were reclassified to common shareholders' equity.

     In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million will be accreted through an income statement charge over the period that the claims are expected to be settled. As such, White Mountains recognized $56.0 million of accretion of fair value adjustment to loss and loss adjustment expense reserves during 2001. White Mountains will accrete the remaining $244.0 million over the future periods that the claims are settled.

     Interest expense totalled $45.7 million for 2001 versus $16.1 million for 2000 and $14.7 million for 1999. The increase in interest expense from 2000 to 2001 resulted from borrowings under the Lehman Facility and the Seller Note which were undertaken on June 1, 2001, offset slightly by reduced interest expense resulting from the Debt Tender and the Debt Escrow transactions. White Mountains has entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate on a portion of the Lehman Facility. The swap program results in a weighted average fixed rate of 7.1% on $700.0 million of its total borrowings under the Lehman Facility. Interest expense for 2001 relating to the Lehman Facility totalled $28.5 million, interest expense relating to the interest rate swap agreements totalled $3.9 million and interest on the Seller Note totalled $10.3 million. The increase in interest expense from 1999 to 2000 reflects higher average levels of indebtedness at Folksamerica for the period.

     In connection with the Redomestication, the Company and certain of its subsidiaries changed their domicile to either Bermuda or Barbados (the "Bermuda and Barbados Companies") while certain other subsidiaries remained domiciled in the United States (the "US Companies"). As a result, income earned by the Bermuda and Barbados Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. Prior to the Redomestication, the Company filed a consolidated United States income tax return with its subsidiaries. The US Companies continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States Federal income tax liability of the US Companies may be higher than it otherwise would have been if part of a consolidated tax return. These factors may serve to increase or decrease White Mountains' effective tax rate for 1999 and beyond, depending on the events and circumstances occurring during such periods.

     The income tax provision related to pretax earnings for 2001, 2000 and 1999 represents an effective tax rate of 41.3%, 12.0% and 32.9%, respectively. White Mountains' effective rate of tax benefit for 2001 (resulting from a net loss reported during the period) was greater than the statutory rate of 35% primarily as a result of the effects of deferred credit amortization. The reduction in the effective rate from 1999 and 2000 resulted from an increase in White Mountains' non-United States net earnings to $395.9 million in 2000 versus $9.0 million in 1999.

     Net income from discontinued operations of $95.0 million recorded during 2000 related to a reserve release associated with the sale of Fireman's Fund. Net income from discontinued operations of $12.6 million recorded during 1999 related to the Mortgage Banking Sale.

     Excess of fair value over cost amounts which were recorded as extraordinary gains during 2001 related to the acquisitions of C-F and the Folksam assets, both of which occurred after July 1, 2001. In accordance with SFAS No. 141, White Mountains recognized a $13.6 million and a $3.0 million extraordinary gain during 2001 representing the excess of the fair value of C-F's and Folksam's net assets over their cost, respectively.

     A loss on early extinguishment of debt of $4.8 million was recorded during 2001 in connection with the Debt Tender and the Debt Escrow.

     Dividends on Convertible Preference Shares of $.3 million were declared and paid in 2001 during the period in which the Convertible Preference Shares were outstanding.

     Upon shareholder approval at the 2001 Annual Meeting, the Convertible Preference Shares were repurchased and cancelled in consideration of 2,184,583 Common Shares. Because the redemption value of the Convertible Preference Shares was in excess of the cash received upon their issuance, the Convertible Preference Shares were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a $305.1 million reduction to net income available to common shareholders, with an offsetting increase to paid-in surplus.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash inflows for the Company and certain of its intermediary holding companies are investment income, sales and maturities of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states and countries under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

     Detailed information concerning White Mountains' liquidity and capital resource activities during 2001, 2000 and 1999 follows:

FOR THE YEAR ENDED DECEMBER 31, 2001

     In January 2001 the Company completed the sale of Waterford to a third party for consideration of $23.6 million in cash, net of transaction related expenses.

     In March 2001 the Company declared and paid an annual dividend of $5.9 million to its common shareholders.

     In April 2001 the Company paid $100.8 million in cash to complete the Debt Tender and to establish the Debt Escrow. Completion of the Debt Tender permitted the Company to effect an amendment to the indenture governing the Notes which facilitated the Acquisition.

     In June 2001 White Mountains acquired OneBeacon for cash and the Seller Note. The total consideration paid for OneBeacon was $2,114.3 million, including related expenses. Significant assets and liabilities acquired through OneBeacon included $7,442.6 million of cash and investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $6,364.2 million of loss and loss adjustment expenses and $1,897.7 million of unearned insurance premiums.

     In connection with the Acquisition, the Company issued the Convertible Preference Shares for $437.6 million (which were retired and converted to Common Shares in August 2001) and issued the Warrants for $75.0 million. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

     In connection with the Acquisition, White Mountains issued two separate classes of subsidiary preferred stock. Berkshire purchased for $225.0 million, $300.0 million in face value of cumulative non-voting subsidiary preferred stock. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. Zenith Insurance Company purchased $20.0 million in cumulative non-voting subsidiary preferred stock. The Zenith Preferred Stock is entitled to a dividend of no less than 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% thereafter and is mandatorily redeemable after ten years.

     In connection with the Acquisition, White Mountains borrowed $825.0 million under the Lehman Facility. The Lehman Facility is comprised of two term loan facilities and a revolving credit facility. The term loan facilities are comprised of a $300.0 million Tranche A Loan with a five-year maturity and a $400.0 million Tranche B Loan with a six-year maturity. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility matures on June 1, 2006.

     In connection with the Acquisition, White Mountains issued the Seller Note to CGNU. The Seller Note has an eighteen-month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per share.

     In June 2001 White Mountains forgave its intercompany note to Folksamerica issued in December 2000 in the amount of $195.0 million.

     In September 2001 OneBeacon repaid all its outstanding long-term debt of $3.2 million.

     In September 2001 Folksamerica acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, five-year note by White Mountains which may be reduced by adverse loss development experienced by C-F post-acquisition.

     In October 2001 White Mountains announced that it had signed a letter of intent to purchase Parkway Insurance Co. ("Parkway"), a personal automobile insurer in New Jersey, from Fireman's Fund. White Mountains was unable to come to definitive terms with Fireman's Fund on the purchase of Parkway.

     In October 2001 OneBeacon sold 2,025,680 shares of the common stock of United Fire & Casualty Company for $54.7 million.

     In December 2001 White Mountains filed a definitive Form S-3 with the Securities and Exchange Commission ("SEC") which will permit the Company or its wholly-owned subsidiary, Fund American Companies, Inc. (formerly TACK Acquisition Corp.), to offer up to $1.0 billion of debt securities, preference shares or trust preferred securities. White Mountains currently intends to use the proceeds of any issuances of securities for general corporate purposes, including repayment of existing borrowings.

     In December 2001 OneBeacon invested $180.0 million in Montpelier consisting of 1,800,000 common shares of Montpelier valued at $100 per share and the Company received warrants to acquire an additional 797,088 common shares of Montpelier at $100 per share over the next ten years.

     In December 2001 White Mountains acquired the net assets of Folksam which were valued at approximately $66.9 million on the date of purchase. The purchase price including related expenses consisted of approximately $30.9 million in cash, $3.0 million in a note payable to the seller and 86,385 Common Shares (valued at approximately $30.0 million).

     In December 2001 Folksamerica received a $400.0 million capital contribution from its parent OneBeacon, in the form of cash, which was undertaken to allow Folksamerica to further capitalize on improved pricing trends emerging after the Attacks.

     In December 2001 Folksamerica issued $7.0 million in short-term debt to a third party.

     During 2001 the Company issued a total of 2,390,566 Common Shares which consisted of 2,184,583 Common Shares issued in connection with the Conversion, 86,385 Common Shares issued in connection the purchase of the Folksam net assets, 94,500 Restricted Shares issued to key employees and 25,098 Common Shares issued to employees in connection with various White Mountains employee benefit plans.

     During 2001 the Company repurchased and retired 6,000 Common Shares for $1.9 million in cash.

     Through December 31, 2001, White Mountains paid a total of $18.4 million in dividends to holders of the Convertible Preference Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock. Through December 31, 2001, White Mountains paid a total of $29.2 million in interest under the Lehman Facility including $2.9 million paid under related interest rate swap agreements.

FOR THE YEAR ENDED DECEMBER 31, 2000

     In March 2000 Folksamerica acquired PCA for consideration of $122.3 million in cash. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments, $160.0 million of reinsurance recoverables and $405.5 million of loss and loss adjustment expense reserves.

     In May 2000 Folksamerica acquired the Risk Capital Operations for consideration of $20.3 million in cash plus related expenses. Significant assets and liabilities acquired with the Risk Capital Operations included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.5 million of net loss and loss adjustment expense reserves and $82.0 million of unearned reinsurance premiums. In addition, the Risk Capital Operations provided Folksamerica with two specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

     In July 2000 White Mountains concluded the sale of its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA Common Stock to Dexia for proceeds of $620.4 million.

     In December 2000 White Mountains provided $259.6 million of capital to Folksamerica through the contribution of ACIC and BICC and through the issuance of a $195.0 million intercompany note which was forgiven during 2001. Folksamerica subsequently contributed ACIC and $80.0 million of such cash to Folksamerica Reinsurance Company in order to provide the statutory capital needed to support its acquisitions of PCA and Risk Capital. The remaining $115.0 million was used by Folksamerica to repay its outstanding bank indebtedness.

     During 2000 the Company repurchased and retired 65,838 Common Shares for $8.3 million in cash.

     During 2000 the Company declared and paid quarterly cash dividends totalling $7.1 million.

     As part of the Folksamerica acquisition in 1998, White Mountains refinanced Folksamerica's existing long-term indebtedness by utilizing a six-year revolving credit agreement whereby Folksamerica could borrow up to $120.0 million at market interest rates. This facility was repaid and terminated by Folksamerica during 2000 as described above.

FOR THE YEAR ENDED DECEMBER 31, 1999

     In May 1999 White Mountains exercised FSA Options to acquire 666,667 shares of FSA Common Stock for $15.7 million in cash.

     In May 1999 White Mountains concluded the Mortgage Banking Sale and received net proceeds totalling $180.6 million.

     In June 1999 White Mountains concluded the VGI Sale and received net proceeds of $139.0 million in cash after receiving a special dividend of assets and cash prior to the closing of $76.6 million. In connection with the VGI Sale, White Mountains repaid $15.0 million of VGI's indebtedness.

     In June 1999 Folksamerica acquired USF Re for total consideration of $92.5 million. The purchase consideration included the issuance of a $20.8 million, five-year note by Folksamerica (which was reduced to zero at year-end 2000 due to adverse loss development at USF Re post acquisition) with the balance paid in cash.

     In September 1999 White Mountains exercised FSA Options to acquire 1,893,940 shares of FSA Common Stock in exchange for White Mountains' $50.0 million investment in MediaOne preferred stock.

     In October 1999 the Company acquired IAG for $86.7 million in cash.

     In December 1999 White Mountains purchased an additional 922,509 shares of FSA Common Stock for $50.0 million.

     During 1999 the Company issued a total of 1,137,495 common shares to its Chairman and its key employees in satisfaction of the Chairman's warrant exercise and various employee benefit plan obligations. In order to entice the Chairman to exercise his warrants to acquire Common Shares early, the Company paid the Chairman $6.0 million to compensate him for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes.

     During 1999 the Company repurchased 1,020,150 Common Shares for $139.5 million in cash.

     During 1999 the Company declared and paid quarterly cash dividends totalling $8.8 million.

     In connection with the Redomestication, White Mountains paid $104.1 million in certain compensation benefits to its current and former employees and Directors in October 1999 at an incremental after tax cost of $14.9 million. In connection with the compensation payments, White Mountains paid cash of $89.8 million (primarily to its former employees) and issued Common Shares valued at $14.3 million (primarily to its current employees, Directors and advisors). A significant portion of such compensation paid represented the acceleration of expenses that would have ordinarily been incurred in future periods which resulted in increased tax deductible expenses in 1999.

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a United States income tax liability upon the Redomestication of approximately $13.5 million.

SIGNIFICANT CASH FLOW ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The following table summarizes certain information pertaining to White Mountains' cash flows:

-----------------------------------------------------------------------------------------------------
                                                                         Year ending December 31,
Millions                                                               2001         2000         1999
-----------------------------------------------------------       ---------     --------    ---------
Net cash used for operating activities                            $  (300.7)    $ (114.0)   $  (208.3)
Net cash (used for) provided from investing activities             (1,102.6)       234.4        354.3
Net cash provided from (used for) financing activities              1,466.3       (119.9)      (164.5)
                                                                  ---------     --------    ---------
Net increase (decrease) in cash during year                       $    63.0     $     .5    $   (18.5)
                                                                  =========     ========    =========

     Cash used for operations of $300.7 million during the 2001 period is primarily the result of claims payments and general expenses exceeding premiums collected at OneBeacon. The net cash used for operations during the 2000 period of $114.0 million is primarily the result of significant acquisitions of run-off insurance portfolios during that period. Run-off transactions involved the assumption of sizable portfolios of invested assets as well as the assumption of insurance and reinsurance liabilities. Run-off liabilities paid are shown as uses of operating cash whereas offsetting sales of the related assets acquired are shown as sources of cash from investing activities. The net cash used for operations during the 1999 period of $208.3 million is primarily the result of dispositions of certain of White Mountains' operating subsidiaries and the activities of its insurance and reinsurance run-off activities.

     Cash used for investing activities of $1,102.6 million during 2001 resulted primarily from the costs associated with the Acquisition, partially offset by net sales of investment securities in anticipation of the Acquisition. Cash provided from investing activities of $234.4 million during 2000 resulted primarily from proceeds from the sale of a former subsidiary, partially offset by net purchases of investment securities. Cash provided from investing activities of $354.3 million during 1999 resulted primarily from net sales of investment securities and proceeds from the sale of two former subsidiaries. In addition, sales of investment securities acquired in connection with White Mountains' insurance and reinsurance run-off activities served to provide net cash from investing activities during each of the periods presented herein.

     Cash provided from financing activities of $1,466.3 million during 2001 resulted primarily from activities undertaken to finance the Acquisition, partially offset by cash used in connection with the Debt Tender and the Debt Escrow. Cash used for financing activities of $119.9 million during 2000 resulted primarily from the repayment of Folksamerica's outstanding bank indebtedness. Cash used for financing activities of $164.5 million during 1999 resulted primarily from repurchases of Common Shares.

     In connection with the Renewal Rights Agreement, OneBeacon retained all of the existing liabilities, including loss and loss adjustment expense reserves, related to the transferred business. A large portion of the premiums associated with the business transferred to Liberty Mutual on November 1, 2001 were previously received and invested by OneBeacon whereas the related losses and loss adjustment expenses associated with such business have not yet been fully paid. As a result, OneBeacon's future payments of such losses and loss adjustment expenses are expected to result in sizable net uses of operating cash. However, the liquidation of OneBeacon's existing invested assets supporting such reserves is expected to result in sizable cash sources from investing activities.

CONTRACTUAL OBLIGATIONS AND COVENANTS

     Set forth below is a schedule of White Mountains' material contract obligations and commitments as of December 31, 2001:

---------------------------------------------------------------------------------------------------------------------
                                         Due in        Due in        Due in        Due in     Due After
                                       One Year           Two         Three          Four          Four
(Millions)                              or Less         Years         Years         Years         Years         Total
---------------------------------------------------------------------------------------------------------------------
Debt                                    $ 358.4        $ 67.2        $ 69.6        $ 77.1      $  553.1     $ 1,125.4
Preferred stock of subsidiaries               -             -             -             -         320.0         320.0
Operating leases                           33.5          28.7          19.9          16.8          43.1         142.0
                                        -----------------------------------------------------------------------------
  Total contractual obligations         $ 391.9        $ 95.9        $ 89.5        $ 93.9      $  916.2     $ 1,587.4
=====================================================================================================================

     The Lehman Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At December 31, 2001, White Mountains was in compliance with all of the covenants under the Lehman Facility, and anticipates it will continue to meet the financial covenants under the Lehman Facility for the foreseeable future.

     There are no provisions within White Mountains' leasing agreements that would trigger acceleration of future lease payments. (See Notes 6, 10 and 18 to the consolidated financial statements for additional information regarding the obligations and commitments listed above).

     White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, White Mountains has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     In the current year presentation of financial information, certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. White Mountains has completed numerous significant transactions during the periods presented that have affected the comparability of the financial statement information presented herein.

     On an ongoing basis, management evaluates its estimates, including those related to loss and loss adjustment expense reserves, purchase accounting and related deferred credits and goodwill, reinsurance transactions and its pension benefit obligations. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.

     Management believes that its critical accounting policies affect its more significant estimates used in the preparation of its consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in the notes to the Consolidated Financial Statements.

Loss and Loss Adjustment Expenses

     White Mountains must estimate insurance losses and loss adjustment expenses incurred to provide adequate loss reserves for the payment of insurance claims. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management, including issues as to an insured's liabilities, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms and exclusions. As a result, the ultimate amount of expense incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

Purchase Accounting and Related Deferred Credits and Goodwill

     As of December 31, 2001, White Mountains had unamortized deferred credits and goodwill of $682.5 million and $22.3 million, respectively. Deferred credits represent the excess of the fair value of the net assets over the purchase price paid. Goodwill represents the excess of the purchase price over the fair value of the net assets of companies acquired. These deferred credits and goodwill resulted from White Mountains' pre-July 1, 2001 acquisition activities which were accounted for in accordance with the treatment of a purchase business combination under Accounting Principles Board ("APB") No. 16, "Business Combinations". APB No. 16 calls for the net assets of the operations acquired to be recorded by White Mountains at their fair values on the date of acquisition.

     All acquisitions occurring subsequent to July 1, 2001 were accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under this newly-issued accounting standard, White Mountains recognized a $16.6 million extraordinary gain during 2001 relating to two recent acquisitions and will fully recognize its existing unamortized deferred credit balance of $682.5 million on January 1, 2002 as a change in accounting principle.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002, White Mountains will amortize its existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit.

Reinsurance Transactions

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

Pension Benefit Obligations

     White Mountains has pension benefit obligations that are developed from external actuarial valuations. Inherent in these valuations and related net periodic costs or credits are key assumptions including discount rates, interest rates and expected future returns on plan assets. White Mountains is required to consider current market conditions, such as changes in relevant interest rates and anticipated future investment returns, in selecting these assumptions. Changes in the pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees.

MARKET RISK

     White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. Due to White Mountains' sizable balances of interest rate sensitive instruments, market risk can have a significant effect on White Mountains' consolidated financial position.

INTEREST RATE RISK

     FIXED MATURITY PORTFOLIO. In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115 whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

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

     INDEBTEDNESS. White Mountains utilized a significant amount of variable rate debt financing (the Lehman Facility and the Seller Note) in connection with the Acquisition. Increases and decreases in prevailing interest rates will translate into increases and decreases in the future interest expense associated with this indebtedness although the carrying value of such liabilities will not be affected. At December 31, 2001, White Mountains also had $5.1 million in fixed rate indebtedness outstanding which was prepaid in connection with the Acquisition by the Debt Escrow transaction, therefore, its fair value is not subject to future changes in prevailing interest rates.

     During 2001 White Mountains entered into a ten-year, $200.0 million notional interest rate swap and three separate three-year interest rate swaps at an aggregate $500.0 million notional with two large financial institutions. The interest rate swaps were undertaken to achieve a fixed interest rate on a portion of the Lehman Facility. Pursuant to SFAS No. 133, these contracts are carried at fair value on the balance sheet (which constituted an obligation by White Mountains of $4.9 million at December 31, 2001) with changes in their fair value reported directly through the income statement as they do not qualify for hedge accounting since their duration is dissimilar to that of the Lehman Facility.

     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and the interest rate swaps.

-----------------------------------------------------------------------------------------------------------------------
                                         Fair Value at   Assumed Change in   Estimated Fair Value    After Tax Increase
                                          December 31,   Relevant Interest        After Change in         (Decrease) in
Dollars in Millions                               2001            Rate (1)          Interest Rate        Carrying Value
-----------------------------------------------------------------------------------------------------------------------
Fixed maturity investments                  $ 6,128.3      100 bp decrease           $    6,379.9             $   163.5
                                                           100 bp increase                5,902.6                (146.7)

Interest rate swaps                         $    (4.9)     100 bp decrease           $      (33.5)            $   (18.6)
(carried in other investments)                             100 bp increase                   22.2                  17.6
-----------------------------------------------------------------------------------------------------------------------

(1) The relevant interest rate for the assumed change in White Mountains' fixed income portfolio and interest rate swaps is predicated upon assumed changes in the three-year or the ten-year U. S. Treasury yield, depending on the duration of the contract.

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

FOREIGN CURRENCY EXCHANGE RATES

     A small portion of White Mountains' assets and liabilities are denominated in foreign currencies. Net unrealized foreign currency translation gains and losses are reported, after tax, as a net amount in a separate component of common shareholders' equity. Changes in the values of these assets and liabilities due to currency fluctuations, after tax, are reported on the income statement as a component of other comprehensive income. White Mountains' assets and liabilities denominated in foreign currency are not material.

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

     In its filings with the SEC, reports to shareholders, press releases and other written and oral communications, White Mountains from time to time makes forward-looking statements. All statements regarding its expected financial position and operating results, its business strategy and its financial plans are forward-looking statements. Such forward-looking statements include, but are not limited to, (i) projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts, (ii) statements of plans, objectives or goals of White Mountains or its management, including those related to growth in book value and deferred credit per share or return on equity and (iii) expected losses on, and adequacy of loss reserves for, insurance in force. Words such as "believes", "anticipates", "expects", "intends", "may", "will" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     White Mountains cautions that a number of important factors could cause actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements made by White Mountains. These factors include, but are not limited to: (i) competitive forces, including the conduct of other property and casualty insurers and reinsurers, (ii) changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients, (iii) an economic downturn or other economic conditions (such as rising interest rate environment) adversely affecting White Mountains' financial position, (iv) loss reserves and other balance sheet items established by White Mountains subsequently proving to have been inadequate, (v) the failure of pending transactions to be consummated under expected terms or at all and (vi) the amount of time and extent of business interruptions and other losses resulting from the Attacks. White Mountains cautions that the foregoing list of important factors is not exhaustive. In any event, such forward-looking statements made by White Mountains speak only as of the date on which they are made, and White Mountains does not undertake any obligation to update or revise such statements as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 49 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     a.  DIRECTORS (AS OF MARCH 22, 2002)
     Reported under the caption "Election of the Company's Directors" on pages 3 through 6 of the Company's 2002 Proxy Statement, herein incorporated by reference.

     b.  EXECUTIVE OFFICERS (AS OF MARCH 22, 2002)

--------------------------------------------------------------------------------------------------------------
                                                                                                     Executive
                                                                                                       officer
Name                 Position                                                                 Age    since (a)
--------------------------------------------------------------------------------------------------------------

Raymond Barrette     Chairman, Managing Director and Chief Executive Officer of OneBeacon      51         1997
Dennis P. Beaulieu   Treasurer and Corporate Secretary                                         54         2001
John J. Byrne        Chairman and Chief Executive Officer                                      69         1985
John P. Cavoores     Managing Director, President and Chief Operating Officer of OneBeacon     44         2002
K. Thomas Kemp       President                                                                 61         1991
John D. Gillespie    Managing Director of OneBeacon                                            43         2001
J. Brian Palmer      Chief Accounting Officer                                                  29         2001
James J. Ritchie     Managing Director and Chief Financial Officer of OneBeacon                47         2001
==============================================================================================================

(a) All executive officers of the Company and its subsidiaries, are elected by the Board for a term of one-year or until their successors have been elected and have duly qualified.

     MR. BARRETTE has served as Managing Director and Chief Executive Officer of OneBeacon since June 2001, serving as Chairman of its Board of Managers since December 2001, and has been a director of the Company since 2000. Mr. Barrette formerly served as President of the Company from 2000 to June 2001 and served as Executive Vice President and Chief Financial Officer of the Company from 1997 to 2000. He was formerly a consultant with Tillinghast-Towers Perrin from 1994 to 1996 and was with Fireman's Fund Insurance Company from 1973 to 1993. Mr. Barrette is Chairman of Folksamerica and a director of Montpelier.

     MR. BEAULIEU has served as Secretary and Treasurer of the Company since June 1, 2001. Mr. Beaulieu previously served as Vice President and Secretary of the Company from January 1995 to May 2001. He also served as secretary for a number of the Company's subsidiary companies from January 1995 to May 2001 and as Chief Financial Officer of White Mountains Insurance Company from March 1995 to June 1999. Prior to joining White Mountains, Mr. Beaulieu was Chief Financial Officer of New Dartmouth Bank from October 1991 to June 1994.

     MR. BYRNE was appointed CEO of the Company in February 2002 and has served as Chairman of the Company since 1985. Mr. Byrne formerly served as Chairman of OneBeacon from June 2001 to December 2001, as CEO of the Company from January 2000 to June 2001, as President and CEO of the Company from 1990 to 1997 and as CEO from 1985 to 1990. Mr. Byrne is a member of OneBeacon and also serves as a director of Folksamerica, Overstock.com and as Chairman of Montpelier.

     MR. CAVOORES was appointed Managing Director, President and Chief Operating Officer of OneBeacon in December 2001 and formerly served as a Managing Director of Fund American from 2000 to June 2001 and as a Managing Director of OneBeacon from June 2001 to December 2001. Prior to joining White Mountains in 2001, Mr. Cavoores served as Chief Underwriting Officer of worldwide specialty business at Chubb Corporation. Mr. Cavoores was with Chubb since 1981. Mr. Cavoores is a member of OneBeacon.

     MR. KEMP has served as President of the Company since June 2001 and has been a director since 1994. Mr. Kemp previously served as Deputy Chairman from January 2000 to June 2001 and as the Company's President and CEO from 1997 to 2000 and served as Executive Vice President from 1993 to 1997 and its Vice President, Treasurer and Secretary from 1991 to 1993. Mr. Kemp is also a director of Fund American Re, Folksamerica, MSA and Amlin plc.

     MR. GILLESPIE has served as Managing Director of OneBeacon since June 2001 and has been a director of the Company since 1999. He is also the founder and Managing Partner of his own investment firm, Prospector Partners, LLC ("Prospector"), in Hartford, Connecticut. Prior to forming Prospector, Mr. Gillespie was President of the T. Rowe Price Growth Stock Fund and the New Age Media Fund, Inc. Mr. Gillespie is a member of OneBeacon and serves as a director of Folksamerica and Montpelier.

     MR. PALMER has served as Chief Accounting Officer since June 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers LLP.

     MR. RITCHIE was appointed Chief Financial Officer of Fund American Companies, Inc. in March 2001 and was named a Managing Director and Chief Financial Officer of OneBeacon in June 2001. Prior to joining White Mountains in 2001, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of CIGNA Corporation's International Division. Mr. Ritchie was with CIGNA since 1986. Mr. Ritchie is a member of OneBeacon and serves as a director of Folksamerica.

ITEM 11. EXECUTIVE COMPENSATION

     Reported under the captions "Compensation of Executive Officers" on pages 10 through 13, "Reports of the Compensation Committees on Executive Compensation" on pages 13 though 15, "Member Return Graph" on page 17, and "Compensation Plans" on page 12 of the Company's 2002 Proxy Statement, herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 7 through 9 of the Company's 2002 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the captions "Other Compensation Arrangements" on page 12, "Certain Relationships and Related Transactions" on page 13 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 18 of the Company's 2002 Proxy Statement, herein incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a.  DOCUMENTS FILED AS PART OF THE REPORT

     The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 49 of this report. A listing of exhibits filed as part of the report appear on pages 46 through 47 of this report.

     b.  REPORTS ON FORM 8-K

     On October 31, 2001, the Company filed a Form 8-K (Item 5) which announced that it had executed a definitive agreement with Liberty Mutual to assume new and renewal commercial and personal lines business produced by OneBeacon agents in 42 states and the District of Columbia.

     On November 1, 2001, the Company filed a Form 8-K (Item 9) which served to furnish a letter issued by the Registrant's Chairman, dated October 31, 2001, to shareholders concerning OneBeacon and Folksamerica.

     On November 2, 2001, the Company filed a Form 8-K (Item 9) which served to furnish information regarding White Mountains' involvement as a founding shareholder in Montpelier.

     On November 5, 2001, the Company filed a Form 8-K (Item 2) which provided the definitive Liberty Mutual documents including the Renewal Rights Agreement.

     On November 7, 2001, the Company filed a Form 8-K (Item 5) containing Management's Discussion and Analysis to the audited consolidated financial statements of CGU Corporation for the years ended December 31, 2000, 1999 and 1998 and the unaudited six month periods ended June 30, 2001 and 2000. This information was filed as a supplement to the financial statement information previously filed as Exhibit 99(w) to the Company's Form 8-K dated June 25, 2001.

     On December 18, 2001, the Company filed a Form 8-K (Item 9) which served to furnish information regarding the formation of Montpelier.

     c.  EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT  NUMBER                         NAME
--------------------------------------------------------------------------------

      2 Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
      3 (a) Memorandum of Continuance of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
      3 (b)    Bye-Laws of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
      4 Indenture dated January 1, 1993, with The First National Bank of Chicago, as trustee, pursuant to the Company's offering of $150 million of medium-term notes (incorporated by reference herein to the Company's Registration Statement on S-3 (No. 33-54006) dated October 30, 1992)
      10 (a) Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(a) of the Company's Report on Form 8-K dated September 24, 2000)
      10 (b) Amendment No. 1 dated October 15, 2000 to the Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(c) of the Company's Report on Form 8-K dated October 19, 2000)
      10 (c) Amendment No. 2 dated February 20, 2001 to the Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(i) of the Company's Report on Form 8-K dated February 20,
               2001)
      10 (d)   Convertible Preferred Stock Term Sheet relating to the
               Company's acquisition of OneBeacon (incorporated by reference herein to Exhibit 99(e) of the Company's Report on Form 8-K dated October 19, 2000)
      10 (e) Berkshire Preferred Stock and Warrants Term Sheet relating to the Company's acquisition of OneBeacon (incorporated by reference herein to Exhibit 99(f) of the Company's Report on Form 8-K dated October 19, 2000)
      10 (f) $875 million Credit Agreement among Fund American Enterprises Holdings, Inc., Fund American Companies, Inc. and the Company (as borrowers), Lehman Brothers, Inc. (as arranger) and the several lenders as parties thereto relating to the Company's acquisition of OneBeacon dated March 16, 2001 (incorporated by reference herein to Exhibit 10(f) of the Company's Report on Form 10-K dated March 26, 2001)
      10 (g) Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company's Report on Form 8-K dated June 1, 2001)
      10 (h)   Adverse Development Agreement of Reinsurance between NICO
               (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company's Report on Form 8-K dated June 1, 2001)
      10 (i) Warrant Agreement among the Registrant and Berkshire dated May 30, 2001 (incorporated by reference herein to Exhibits 99(s) of the Company's Report on Form 8-K dated June 1, 2001)
      10 (j) Subscription Agreement among Berkshire, Fund American Companies, Inc. and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company's Report on Form 8-K dated June 1, 2001)
      10 (k)   Form of Subordinated Note Due 2002 issued to CGU
               International Holdings Luxembourg S.A. and CGU Holdings LLC dated June 1, 2001 (incorporated by reference herein to Exhibits 99(u) of the Company's Report on Form 8-K dated June 1, 2001)
      10 (l)   Note Purchase Option Agreement among CGU International
               Holdings Luxembourg S.A. and CGU Holdings LLC and the Registrant dated June 1, 2001 (incorporated by reference herein to Exhibits 99(v) of the Company's Report on Form 8-K dated June 1, 2001)

--------------------------------------------------------------------------------

EXHIBIT  NUMBER                           NAME
--------------------------------------------------------------------------------

      10 (m)   Master Agreement by and among the Company, OneBeacon and
               Liberty Mutual including the Renewal Rights Agreement and related documents (incorporated by reference herein to Exhibits 99(d),
               99(e), 99(f), 99(g) and 99(h) of the Company's Report on Form 8-K
               dated November 1, 2001)
      10 (n)   Asset Purchase Agreement dated as of December 4, 2001 between
               Folksam International Insurance Company, Ltd., Folksam Mutual
               General Insurance Company and Fund American Reinsurance Company,
               Ltd. And related documents (incorporated by reference herein to
               Exhibits 99(a), 99(b), 99(c) and 99(d) of the Company's Report on
               Form 8-K dated January 3, 2002)
      10 (o)   Stock Purchase and Indemnity Agreement by and among the
               Company and Dexia S.A. for all of the outstanding capital stock of White Mountains Holdings, Inc. and indirectly for certain of the outstanding capital stock of FSA (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated
               March 10, 2000)
      10 (p)   Asset Purchase Agreement, as of January 10, 2000, by and
               between Risk Capital Holdings, Inc., Risk Capital Reinsurance
               Company, Folksamerica Holding Company, Inc. and Folksamerica
               Reinsurance Company (incorporated by reference herein to Exhibit
               10(a) of the Company's Report on Form 8-K dated January 10, 2000)
      10 (q)   Stock Purchase Agreement as of December 30, 1999, by and
               among Humana Inc., Physician Corporation of America and
               Folksamerica Holding Company, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form 8-K dated
               December 30, 1999)
      10 (r)   Amended and Restated Management Contract by and between PCA and Humana Workers Compensation Services, Inc. (incorporated by reference herein to Exhibit 10(a) of the Company's Report on Form
               8-K dated December 30, 1999)
      10 (s)   VGI Stock Acquisition Agreement dated February 10, 1999
               between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company's 1998 Annual Report on
               Form 10-K)
      10 (t)   Amendment No. 2 dated October 29, 1999 to the Credit
               Agreement dated February 24, 1999 among Folksamerica Holding
               Company, Inc., the Lenders (as named therein) and The First
               National Bank of Chicago (incorporated by reference herein to
               Exhibit 10(g) of the Company's 1999 Annual Report on Form 10-K)
      10 (u)   White Mountains Long-Term Incentive Plan, as amended,
               (incorporated by reference to Appendix I of the Company's Notice of 2001 Annual General Meeting of Shareholders and Proxy
               Statement dated July 5, 2001) (**)
      10 (v)   White Mountains Insurance Group Discounted Option Plan
               (*)(**)
      10 (w)   OneBeacon Insurance Discounted Option Plan (*)(**)
      10 (x)   OneBeacon Insurance Supplemental Plan (incorporated by
               reference herein to Exhibit 4(c) of the Company's Report on Form
               S-8 dated August 27, 2001) (**)
      10 (y)   Employment Agreement dated January 1, 2001 among John D.
               Gillespie and Fund American Companies, Inc. (formerly TACK
               Acquisition Corp.) (*)(**)
      10 (z)   Revenue Sharing Agreement among John D. Gillespie, Fund
               American Companies, Inc. (formerly TACK Acquisition Corp.) and
               Folksamerica Reinsurance Company (*)(**)
      11       Statement Re Computation of Per Share Earnings (***)
      21       Subsidiaries of the Registrant (*)
      23       Consent of PricewaterhouseCoopers dated April 1, 2002 (*)
      24       Powers of Attorney (*)

--------------------------------------------------------------------------------

(*)   Included herein.
(**) Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of Form 10-K.

(***) Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

      d. FINANCIAL STATEMENT SCHEDULES
      The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 49 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WHITE MOUNTAINS INSURANCE GROUP, LTD.

   Date:   April 1, 2002                   By:  /s/ J. BRIAN PALMER
                                                -------------------
                                           Chief Accounting Officer

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


               SIGNATURE                             TITLE                                    DATE
               ---------                             -----                                    ----

           RAYMOND BARRETTE*                    Director                                  April 1, 2002
-----------------------------------------
            Raymond Barrette

         /s/ DENNIS P. BEAULIEU                 Treasurer and Corporate Secretary         April 1, 2002
-----------------------------------------
           Dennis P. Beaulieu                   (Principal Financial Officer)

           /s/ JOHN J. BYRNE                    Chairman and Chief Executive Officer      April 1, 2002
-----------------------------------------
             John J. Byrne                      (Principal Executive Officer)

             MARK J. BYRNE*                     Director                                  April 1, 2002
-----------------------------------------
             Mark J. Byrne

           PATRICK M. BYRNE*                    Director                                  April 1, 2002
-----------------------------------------
            Patrick M. Byrne

         HOWARD L. CLARK, JR.*                  Director                                  April 1, 2002
-----------------------------------------
          Howard L. Clark, Jr.

           ROBERT P. COCHRAN*                   Director                                  April 1, 2002
-----------------------------------------
           Robert P. Cochran

            STEVEN E. FASS*                     Director                                  April 1, 2002
-----------------------------------------
             Steven E. Fass

       GEORGE J. GILLESPIE, III*                Director                                  April 1, 2002
-----------------------------------------
        George J. Gillespie, III

           JOHN D. GILLESPIE*                   Director                                  April 1, 2002
-----------------------------------------
           John D. Gillespie

            K. THOMAS KEMP*                     Director                                  April 1, 2002
-----------------------------------------
             K. Thomas Kemp

           GORDON S. MACKLIN*                   Director                                  April 1, 2002
-----------------------------------------
           Gordon S. Macklin

            FRANK A. OLSON*                     Director                                  April 1, 2002
-----------------------------------------
             Frank A. Olson

          /s/ J. BRIAN PALMER                   Chief Accounting Officer                  April 1, 2002
-----------------------------------------
            J. Brian Palmer                     (Principal Accounting Officer)

          JOSEPH S. STEINBERG*                  Director                                  April 1, 2002
-----------------------------------------
          Joseph S. Steinberg

             ARTHUR ZANKEL*                     Director                                  April 1, 2002
-----------------------------------------
             Arthur Zankel

*By:           /s/ K. THOMAS KEMP
------------------------------------------------
         K. Thomas Kemp, Attorney-in-Fact


                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
     TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

-----------------------------------------------------------------------------------------------------------
                                                                                                      Form
                                                                                                      10-K
                                                                                                   page(s)
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 2001 and 2000.....................................    F-1
Consolidated statements of income and comprehensive income for each of the years ended
     December 31, 2001, 2000 and 1999............................................................    F-2
Consolidated statements of common shareholders' equity for each of the years ended
     December 31, 2001, 2000 and 1999............................................................    F-3
Consolidated statements of cash flows for each of the years ended
     December 31, 2001, 2000 and 1999............................................................    F-4
Notes to consolidated financial statements.......................................................    F-5

OTHER FINANCIAL INFORMATION:
Report on management's responsibilities..........................................................    F-42
Report of independent accountants................................................................    F-43
Selected quarterly financial data (unaudited)....................................................    F-44

FINANCIAL STATEMENT SCHEDULES:
  I.   Summary of investments other than investments in related parties..........................    FS-1
  II.  Condensed financial information of the Registrant.........................................    FS-2
 III.  Supplementary insurance information.......................................................    FS-4
 IV.   Reinsurance...............................................................................    FS-5
 V.    Valuation and qualifying accounts.........................................................    FS-6
 VI.   Supplemental information concerning property and casualty insurance underwriters              FS-7

===========================================================================================================

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                                    ----------------------------
Dollars in millions, except share amounts                                                 2001              2000
----------------------------------------------------------------------------------------------------------------
ASSETS

Fixed maturity investments, at fair value (cost $6,156.5 and $1,063.0)              $  6,128.3         $ 1,078.6

Short-term investments, at amortized cost (which approximated fair value)              2,545.8             735.9

Common equity securities, at fair value (cost $155.1 and $127.5)                         173.6             144.8

Other investments (cost $150.0 and $117.3)                                               158.0             142.9
                                                                                    ----------------------------
     Total investments                                                                 9,005.7           2,102.2

Cash                                                                                      67.4               4.4

Reinsurance recoverable on paid and unpaid losses                                      4,342.0             777.2

Insurance and reinsurance balances receivable                                          1,062.0             105.7

Deferred tax asset                                                                       696.4             105.1

Deferred acquisition costs                                                               313.3              27.2

Investments in unconsolidated insurance affiliates                                       311.1             130.6

Investment income accrued                                                                 99.9              20.1

Goodwill                                                                                  22.3              25.4

Other assets                                                                             572.7             247.3
                                                                                    ----------------------------
     Total assets                                                                   $ 16,492.8         $ 3,545.2
================================================================================================================
LIABILITIES

Loss and loss adjustment expense reserves                                           $  9,527.6         $ 1,556.3

Unearned insurance and reinsurance premiums                                            1,814.5             182.0

Debt                                                                                   1,125.4              96.0

Deferred credits                                                                         682.5              92.2

Funds held under reinsurance treaties                                                    361.7             420.0

Other liabilities                                                                      1,366.2             152.2
                                                                                    ----------------------------
     Total liabilities                                                                14,877.9           2,498.7
----------------------------------------------------------------------------------------------------------------
MINORITY INTEREST -  MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES              170.3                 -
----------------------------------------------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY

Common Shares at $1 par per share- authorized 50,000,000 Common Shares,
  issued and outstanding 8,264,681 and 5,880,115 Common Shares                             8.3               5.9

Paid-in surplus                                                                        1,098.3              66.2

Retained earnings                                                                        355.1             927.5

Accumulated other comprehensive income, after tax                                          4.4              46.9

Unearned compensation - Restricted Share awards                                          (21.5)                -
                                                                                    ----------------------------
     Total common shareholders' equity                                                 1,444.6           1,046.5
----------------------------------------------------------------------------------------------------------------
     Total liabilities, minority interest and common shareholders' equity           $ 16,492.8         $ 3,545.2
================================================================================================================

See Notes to Consolidated Financial Statements including Note 18 for Commitments and Contingencies.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                                  -------------------------------------
Millions, except per share amounts                                                    2001           2000          1999
-----------------------------------------------------------------------------------------------------------------------
REVENUES:

  Earned insurance and reinsurance premiums                                       $2,656.1       $  334.4      $  283.2

  Net investment income                                                              284.5           85.9          61.9

  Net gains (losses) on investments                                                  173.1           (8.8)         69.6

  Amortization of deferred credits and other benefits                                 91.6           41.4          25.8

  Net gains on sales of subsidiaries and other assets                                 20.2          386.2         103.9

  Other revenue                                                                        8.1            9.1          34.8
                                                                                  -------------------------------------
       Total revenues                                                              3,233.6          848.2         579.2
-----------------------------------------------------------------------------------------------------------------------
EXPENSES:

  Losses and loss adjustment expenses                                              2,493.9          287.7         242.3

  Insurance and reinsurance acquisition expenses                                     584.3          101.1          73.4

  General and administrative expenses                                                417.1           87.9          87.3

  Share appreciation expense for Series B Warrants                                    58.8              -             -

  Accretion of fair value adjustment to loss and loss adjustment expense reserves     56.0              -             -

  Interest expense                                                                    45.7           16.1          14.7
                                                                                  -------------------------------------
       Total expenses                                                              3,655.8          492.8         417.7
-----------------------------------------------------------------------------------------------------------------------
PRETAX  EARNINGS (LOSS)                                                             (422.2)         355.4         161.5

  Tax benefit (provision)                                                            174.3          (42.5)        (53.1)
                                                                                  -------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS                  (247.9)         312.9         108.4

  Accretion of preferred stock of subsidiaries to face value                          (5.1)             -             -

  Dividends on preferred stock of subsidiaries                                       (18.1)             -             -
                                                                                  -------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                        (271.1)         312.9         108.4

  Net income from discontinued operations                                                -           95.0          12.6
                                                                                  -------------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                        (271.1)         407.9         121.0

  Excess of fair value of acquired net assets over cost                               16.6              -             -

  Loss on early extinguishment of debt                                                (4.8)             -             -
                                                                                  -------------------------------------
NET INCOME (LOSS)                                                                   (259.3)         407.9         121.0
-----------------------------------------------------------------------------------------------------------------------

  Net change in unrealized gains for investments held                                 (4.5)          56.3         (73.7)

  Net change in foreign currency translation                                          (2.0)           (.7)           .9

  Recognition of net unrealized gains for investments sold                           (36.0)         (15.9)        (45.2)
                                                                                  -------------------------------------
COMPREHENSIVE NET INCOME (LOSS)                                                   $ (301.8)      $  447.6      $    3.0
=======================================================================================================================
COMPUTATION OF NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:

  Net income (loss)                                                               $ (259.3)      $  407.9      $  121.0

  Redemption value adjustment - Convertible Preference Shares                       (305.1)             -             -

  Dividends on Convertible Preference Shares                                           (.3)             -             -
                                                                                  -------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                $ (564.7)      $  407.9      $  121.0
----------------------------------------------------------------------------------=====================================
BASIC EARNINGS PER SHARE:

     Net income (loss) from continuing operations                                 $ (86.52)      $  53.08      $  19.25

     Net income (loss)                                                              (84.75)         69.19         21.50

DILUTED EARNINGS PER SHARE:

     Net income (loss) from continuing operations                                 $ (86.52)      $  52.84      $  17.66

     Net income (loss)                                                              (84.75)         68.89         19.73
=======================================================================================================================

See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                            Common                          Accumulated
                                                        Shares and                Common          other
                                                           paid-in   Retained  Shares in  comprehensive      Unearned
Millions                                         Total     surplus   earnings   treasury         income  compensation
---------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1999                   $  702.5   $   385.1   $1,063.2   $ (871.0)       $ 125.2    $        -
---------------------------------------------------------------------------------------------------------------------

Net income                                       121.0           -      121.0          -              -             -

Net unrealized investment losses                (118.9)          -          -          -         (118.9)            -

Foreign currency translation adjustments            .9           -          -          -             .9             -

Dividends declared to common shareholders         (8.8)          -       (8.8)         -              -             -

Issuances of Common Shares                        57.1           -      (58.8)     115.9              -             -

Repurchases and retirements of Common Shares    (139.5)     (312.2)    (582.4)     755.1              -             -
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                    614.3        72.9      534.2          -            7.2             -
---------------------------------------------------------------------------------------------------------------------

Net income                                       407.9           -      407.9          -              -             -

Net unrealized investment gains                   40.4           -          -          -           40.4             -

Foreign currency translation adjustments           (.7)          -          -          -            (.7)            -

Dividends declared to common shareholders         (7.1)          -       (7.1)         -              -             -

Repurchases and retirements of Common Shares      (8.3)        (.8)      (7.5)         -              -             -
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                  1,046.5        72.1      927.5          -           46.9             -
---------------------------------------------------------------------------------------------------------------------

Net loss                                        (259.3)          -     (259.3)         -              -             -

Net unrealized investment losses                 (40.5)          -          -          -          (40.5)            -

Foreign currency translation adjustments          (2.0)          -          -          -           (2.0)            -

Dividends declared to common shareholders         (5.9)          -       (5.9)         -              -             -

Issuances of Common Shares                       779.6       779.6          -          -              -             -

Redemption value adjustment--
  Convertible Preference Shares                 (305.1)          -     (305.1)         -              -             -

Dividends on Convertible Preference Shares         (.3)          -        (.3)         -              -             -

Repurchases and retirements of Common Shares      (1.9)        (.1)      (1.8)         -              -             -

Issuance of Warrants                             213.6       213.6          -          -              -             -

Issuance of unearned Restricted Shares               -        31.9          -          -              -         (31.9)

Amortization of earned Restricted Shares          10.4           -          -          -              -          10.4

Accrued Option expense                             9.5         9.5          -          -              -             -
---------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                 $1,444.6   $ 1,106.6   $  355.1   $      -       $    4.4    $    (21.5)
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
                                                                                   ----------------------------------------
Millions                                                                                 2001            2000          1999
---------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                  $   (259.3)     $    407.9    $    121.0
Reconciliation of net income to cash flows from operating activities:
  Dividends on preferred stock of subsidiaries                                           18.1               -             -
  Excess of fair value of acquired net assets over cost                                 (16.6)              -             -
  Loss on early extinguishment of debt                                                    4.8               -             -
  Share appreciation expense for Series B Warrants                                       58.8               -             -
  Accretion of fair value adjustment to loss and loss adjustment expenses reserves       56.0               -             -
  Share appreciation expense for Options and Restricted Shares                           20.0               -             -
  Net income from discontinued operations                                                   -           (95.0)        (12.6)
  Net gains on sales of subsidiaries and other assets                                   (20.2)         (386.2)       (103.9)
  Net (gains) losses on investments                                                    (173.1)            8.8         (69.6)
  Amortization of deferred credits and other benefits                                   (91.6)          (41.4)        (25.8)
  Deferred income tax (benefit) expense                                                (186.0)          (18.1)         38.7
Net change in other operating items:
  Net change in reinsurance recoverable on paid and unpaid losses                    (1,410.1)         (367.2)          5.7
  Net change in insurance loss and loss adjustment expense reserves                   1,500.4           (72.4)        (69.2)
  Net change in funds held and insurance and reinsurance premiums receivable            331.8           432.8          28.9
  Net change in unearned insurance and reinsurance premiums                            (247.0)          (19.9)         (7.8)
  Net change in other assets and liabilities, net                                       113.3            36.7        (113.7)
                                                                                   ----------------------------------------
Net cash used for operating activities                                                 (300.7)         (114.0)       (208.3)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in short-term investments                                    (979.2)         (614.6)         75.5
  Sales of common equity securities and other investments                               246.9           204.0         256.4
  Sales of fixed maturity investments                                                 7,603.6           315.1         237.7
  Maturities of fixed maturity investments                                            1,121.1            63.0          36.0
  Purchases of common equity securities and other investments                          (233.8)         (205.6)        (71.1)
  Purchases of fixed maturity investments                                            (6,897.3)         (159.0)        (89.4)
  Purchases of consolidated and unconsolidated affiliates                            (1,979.8)           60.1        (234.3)
  Proceeds from sales of consolidated and unconsolidated affiliates                      23.6           570.4         144.5
  Net (purchases) sales of fixed assets                                                  (7.7)            1.0          (1.0)
                                                                                   ----------------------------------------
Net cash (used for) provided from investing activities                               (1,102.6)          234.4         354.3
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuances of debt                                                                     832.0            15.0         100.0
  Repayments of debt                                                                   (103.9)         (119.0)       (138.0)
  Proceeds from issuances of Common Shares and Convertible Preference Shares            444.4               -             -
  Proceeds from issuances of preferred stock of subsidiaries                            245.0               -             -
  Proceeds from issuances and exercises of warrants to acquire Common Shares             75.0               -          21.7
  Common Shares repurchased and retired                                                  (1.9)           (8.8)       (139.4)
  Cash dividends to preferred shareholders                                              (18.4)              -             -
  Cash dividends paid to holders of Common Shares                                        (5.9)           (7.1)         (8.8)
                                                                                    ---------------------------------------
Net cash provided from (used for) financing activities                                1,466.3          (119.9)       (164.5)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash during year                                              63.0              .5         (18.5)
Cash balance at beginning of year                                                         4.4             3.9          22.4
                                                                                   ----------------------------------------
Cash balance at end of year                                                        $     67.4      $      4.4    $      3.9
===========================================================================================================================

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with GAAP in the United States. Previously defined terms used within these financial statements have the same meaning as they appear elsewhere within this report. The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11. The Company's principal executive office is located at 28 Gates Street, White River Junction, Vermont, 05001- 7066 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM DX.

     The Company's consolidated property and casualty insurance operations are conducted primarily through OneBeacon, which was acquired by White Mountains on June 1, 2001. Therefore, the Company's 2001 consolidated financial results include OneBeacon's results only for the seven months ended December 31, 2001. White Mountains' consolidated property and casualty reinsurance operations are conducted through Folksamerica. Folksamerica, which is owned by OneBeacon, also owns PIC, ACIC and BICC. All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. White Mountains has completed numerous significant transactions during the periods presented that have affected the comparability of the financial statement information presented herein.

INVESTMENT SECURITIES

     White Mountains' portfolio of fixed maturity investments, common equity securities and other investments are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market values. Net unrealized investment gains and losses, after tax, associated with such investments are reported as a net amount as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, are reported as a component of other comprehensive income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Investment losses that are other than temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.

     Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

     Other investments principally include investments in limited partnership interests which are recorded using the equity method of accounting.

     Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2001 and 2000.

CASH

     Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

INSURANCE AND REINSURANCE OPERATIONS

     Premiums written are recognized as revenues and are earned ratably over the terms of the related policies or reinsurance treaties. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force.

     Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

     Losses and loss adjustment expenses are charged against income as incurred. Unpaid insurance losses and loss adjustment expenses are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and loss adjustment expenses are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and loss adjustment expense reserves represent management's best estimate of ultimate losses and loss adjustment expenses, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and loss adjustment expenses involves a considerable degree of judgement by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

     In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million will be accreted through an income statement charge over the period that the claims are expected to be settled. See Note 3.

     White Mountains' insurance and reinsurance subsidiaries enter into reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. To a lesser extent, White Mountains has entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro- rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and EITF Topic D-54, as applicable.

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers. White Mountains is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.

     Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Amounts applicable to reinsurance ceded for unearned premium reserves (i.e., prepaid reinsurance premiums) have been included as a component of other assets. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that White Mountains has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

FEDERAL AND FOREIGN INCOME AND WITHHOLDING TAXES

     As a result of the Redomestication, income earned by the Bermuda and Barbados Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be obtained in the event of net losses incurred by such companies. The U.S. Companies are subject to United States income taxes. Prior to the Redomestication, the Company filed a consolidated United States Federal income tax return with its subsidiaries. The U.S. Companies continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States income tax liability of the U.S. Companies may be higher than it otherwise would have been if part of a consolidated tax return.

     The Company is no longer subject to United States income taxes on its direct earnings. The Company's Barbados subsidiaries are generally subject to a 5% United States withholding tax on dividends received from its subsidiaries as well as a 1% Barbados income tax on taxable earnings (which include dividends received from its subsidiaries). These taxes are recorded in addition to United States income taxes accrued by its U.S. Companies.

     Deferred tax assets and liabilities are recorded when a difference between an asset or liability's financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes". The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

FOREIGN CURRENCY TRANSLATION

     Net after tax unrealized losses from foreign currency fluctuations associated with Fund American Re's operations, Folksamerica's Canadian operations and certain of BICC's loss reserves totalled $2.7 million and $.7 million at December 31, 2001 and December 31, 2000, respectively. These net after tax losses are recorded in shareholders' equity as a component of accumulated other comprehensive income and changes in these values are reported on the income and comprehensive income statement as a component of other comprehensive income.

ACCOUNTING STANDARDS RECENTLY ADOPTED AND ISSUED

     During 2001, White Mountains adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Upon its adoption on January 1, 2001, SFAS No. 133 had no impact on White Mountains' financial condition. During 2001, White Mountains entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate on the Lehman Facility. Pursuant to SFAS No. 133, these contracts are carried at fair value on the balance sheet which constituted an obligation by White Mountains of $4.9 million at December 31, 2001. Changes in the fair value of these financial instruments are reported directly through the income statement as they do not qualify for hedge accounting since their duration is dissimilar to that of the Lehman Facility. White Mountains is not currently invested in any other traditional or embedded derivative financial instruments for hedging or for any other purpose.

     In June 2001 the FASB issued SFAS No. 141 entitled "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With respect to deferred credits (i.e., negative goodwill), SFAS No. 141 calls for the recognition of all existing deferred credits arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001, and requires deferred credits arising from business combinations for which the acquisition date was after June 30, 2001 to be immediately recognized through the income statement as an extraordinary gain. As of December 31, 2001 and December 31, 2000, White Mountains had deferred credits of $682.5 million and $92.2 million, respectively. In accordance with SFAS No. 141, White Mountains recognized extraordinary gains of $16.6 million during 2001 in connection with business combinations that it initiated after July 1, 2001 and it will recognize its entire December 31, 2001 unamortized deferred credit balance on January 1, 2002 as the effect of a change in accounting principle. For the years ended December 31, 2001, 2000 and 1999, White Mountains recognized revenue of $91.6 million, $34.6 million and $11.8 million, respectively from the amortization of its deferred credits.

     In June 2001 the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets". SFAS No. 142 sets forth new standards concerning accounting for deferred credits, goodwill and other intangible assets arising from business combinations. With respect to goodwill, SFAS No. 142 calls for the amortization of existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS No. 142 is effective for interim and annual periods beginning after December 15, 2001. As of December 31, 2001 and December 31, 2000, unamortized goodwill amounted to $22.3 million and $25.4 million, respectively. For the years ended December 31, 2001, 2000 and 1999, White Mountains recognized goodwill amortization of $3.1 million, $3.5 million and $1.3 million, respectively. Pursuant to the requirements of SFAS No. 142, upon implementation on January 1, 2002, White Mountains will cease amortization of the unamortized goodwill balance. The Company is currently evaluating the effect of the impairment testing requirements of SFAS No. 142, however, the impact is not anticipated to be material to its results of operations or financial position.

     In August 2001 the FASB issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long- Lived Assets". This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of SFAS No. 144.

     Effective January 1, 2001, insurance companies domiciled in the United States were required to adopt new regulations implementing a codification of statutory accounting principles for insurers ("Codification"). The purpose of Codification was to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by state law. Codification served to reduce Folksamerica's statutory surplus by $.5 million at January 1, 2001.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding. In 1999 net income is reduced by an amount deemed to be reflective of the dilution to FSA's reported net income caused by its investment in FSA Preferred Stock. The following table outlines the Company's computation of earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999:

---------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                                  -----------------------------------
                                                                                      2001          2000         1999
---------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE NUMERATORS (IN MILLIONS):

Net income (loss) from continuing operations                                      $ (271.1)   $    312.9    $   108.4

  Redemption value adjustment - Convertible Preference Shares                       (305.1)            -            -

  Dividends on Convertible Preference Shares                                           (.3)            -            -

  Dilution to earnings resulting from FSA Preferred Stock                                -             -          (.6)
                                                                                  -----------------------------------
Diluted income (loss) from continuing operations available to common shareholders $ (576.5)   $    312.9    $   107.8
                                                                                  ===================================
  Net income from discontinued operations                                                -          95.0         12.6

  Extraordinary income items                                                          11.8             -            -
                                                                                  -----------------------------------
Diluted net income (loss) available to common shareholders                        $ (564.7)   $    407.9    $   120.4
=====================================================================================================================
EARNINGS (LOSS) PER SHARE DENOMINATORS (IN THOUSANDS):

Basic earnings (loss) per share denominator (average Common Shares outstanding)      6,663         5,895        5,630

  Average outstanding dilutive options and warrants to acquire Common Shares(a),(b)      -            26          472
                                                                                  -----------------------------------
Diluted earnings (loss) per share denominator                                        6,663         5,921        6,102
----------------------------------------------------------------------------------===================================
BASIC EARNINGS (LOSS) PER SHARE (IN DOLLARS):

Net income (loss) from continuing operations                                      $ (86.52)   $    53.08    $   19.25

  Net income from discontinued operations                                                -         16.11         2.25

  Extraordinary income items                                                          1.77             -            -
                                                                                  -----------------------------------
Net income (loss)                                                                 $ (84.75)   $    69.19    $   21.50
----------------------------------------------------------------------------------===================================
DILUTED EARNINGS (LOSS) PER SHARE (IN DOLLARS):

Net income (loss) from continuing operations                                      $ (86.52)   $    52.84    $   17.66

  Net income from discontinued operations                                                -         16.05         2.07

  Extraordinary income items                                                          1.77             -            -
                                                                                  -----------------------------------
Net income (loss)                                                                 $ (84.75)   $    68.89    $   19.73
----------------------------------------------------------------------------------===================================

(a) See Note 9 for detailed information concerning outstanding dilutive options and warrants to acquire Common Shares
(b) During the 2001 period, options and warrants to acquire Common Shares are not included in the dilutive share calculation as the impact of their inclusion would serve to be antidilutive to the calculation of net loss per share.

NOTE 2.  SIGNIFICANT TRANSACTIONS

ONEBEACON

     On June 1, 2001, White Mountains acquired OneBeacon from CGNU for $2,114.3 million, of which $260.0 million consisted of the Seller Note with the balance paid in cash. White Mountains and OneBeacon undertook a series of related pre-closing transactions prior to the Acquisition as follows:

WHITE MOUNTAINS PRE-CLOSING TRANSACTIONS

     DEBT TENDER AND DEBT ESCROW TRANSACTIONS. Prior to the Acquisition, the Company completed the Debt Tender and repurchased and retired $90.9 million of Notes and subsequently prepaid, through the Debt Escrow, the balance of the Notes. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during 2001.

     EQUITY FINANCING. On June 1, 2001, a small group of private investors purchased 2,184,583 Convertible Preference Shares, a newly-issued class of non-voting convertible preference shares of the Company that contained a mandatory redemption feature. Upon approval by shareholders at the 2001 Annual Meeting, the Convertible Preference Shares were converted into 2,184,583 Common Shares pursuant to the terms of the Convertible Preference Share agreement. Had shareholder approval not been obtained by March 31, 2003, the holders of Convertible Preference Shares would not have been entitled to conversion, but would have had the right to require the Company to redeem for cash the Convertible Preference Shares on an "as converted" basis with the redemption price equal to the then-current price of a Common Share. This conversion right caused the Convertible Preference Shares to have a redemption value in excess of cash received upon issuance, which resulted in a net charge to retained earnings of $305.1 million for the brief period from issuance until conversion, with an offsetting increase to paid-in surplus. While outstanding, the Company declared and paid dividends on Convertible Preference Shares of $.3 million.

     On June 1, 2001, Berkshire purchased the Warrants from the Company for $75.0 million in cash. The Warrants entitle Berkshire to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. Of the total Warrants purchased by Berkshire, Series A Warrants to purchase 1,170,000 Common Shares were immediately exercisable and Series B Warrants to purchase 544,285 Common Shares became exercisable upon approval by shareholders at the 2001 Annual Meeting. From the period June 1, 2001 through the date of the 2001 Annual Meeting, the Series B Warrants constituted a contingent put liability (similar in nature to a stock appreciation right) which was carried at fair value through a periodic charge or credit to the income statement. The income statement charge recorded by the Company during 2001 associated with Series B Warrants totalled $58.8 million. Upon shareholder approval, the Series B Warrants were converted to common shareholders' equity. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

     On June 1, 2001, Berkshire purchased the Berkshire Preferred Stock for $225.0 million. The Berkshire Preferred Stock was issued by a subsidiary of the Company and is a cumulative non-voting instrument with a face value of $300.0 million. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years.

     As previously mentioned, White Mountains received a total of $300.0 million in cash from Berkshire in full payment for the Warrants and the Berkshire Preferred Stock. The proceeds received were allocated to each instrument based on their relative estimated fair values on June 1, 2001. As a result, $154.8 million of such proceeds were allocated to the Warrants (and therefore recorded to shareholders' equity) and $145.2 million of such proceeds were allocated to the Berkshire Preferred Stock. White Mountains is accreting the Berkshire Preferred Stock's recorded value to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term through an income statement charge. During 2001, White Mountains recorded $5.1 million of accretion charges on the Berkshire Preferred Stock.

     On June 1, 2001, Zenith purchased the Zenith Preferred Stock for $20.0 million. The Zenith Preferred Stock was issued by a subsidiary of the Company and is a cumulative non-voting instrument with a face value of $20.0 million. The Zenith Preferred Stock is entitled to a dividend of no less than 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable after ten years.

     BANK FINANCING. On June 1, 2001, a subsidiary of the Company borrowed $825.0 million under the Lehman Facility consisting of $700.0 million in term loans and $125.0 million in revolving loans (of a $175.0 million revolving loan facility). The term loans are repayable in quarterly installments with a final maturity on March 31, 2007. The revolving loan facility is available from the closing date until the fifth anniversary of the closing. The loans are variable rate instruments which are currently tied to a rate based on short-term eurodollar rates. White Mountains subsequently entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate on the term loans. See Note 6.

     SELLER NOTE. On June 1, 2001, White Mountains issued the Seller Note of $260.0 million to CGNU. The Seller Note has an eighteen-month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement that governs the Seller Note.

ONEBEACON PRE-CLOSING TRANSACTIONS

NICO COVER. Immediately prior to the Acquisition, CGNU caused OneBeacon to purchase a reinsurance contract for a premium of $1,322.3 million under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and loss adjustment expenses incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures.

     Under the terms of the NICO Cover, in addition to the reinsurance premium, NICO received the benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed. Third party reinsurance collected on the claims covered by this agreement serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.

GRC COVER. Immediately prior to the Acquisition, CGNU caused OneBeacon to obtain $570.0 million of reinsurance protection through the GRC Cover consisting of $400.0 million of adverse development coverage on losses related to its years 2000 and prior, in addition to $170.0 million of loss reserves ceded to GRC.

     The NICO Cover and the GRC Cover, which were contingent on, and occurred contemporaneously with the Acquisition, qualify for prospective reinsurance accounting treatment under EITF Topic D-54 which characterizes the protections as an indemnification by the seller for increases in the liabilities for losses and loss adjustment expenses that existed at the acquisition date. See Notes 3 and 4.

PURCHASE ACCOUNTING ASSOCIATED WITH THE ACQUISITION

      The Acquisition was accounted for by the purchase method of accounting in accordance with the treatment of a purchase business combination under the APB No. 16, "Business Combinations" and, therefore, the assets and liabilities of OneBeacon were recorded by White Mountains at their fair values on June 1, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows:
(i) the purchase price of OneBeacon was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of the fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining $682.0 million excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit.

     In accordance with the purchase method of accounting, on June 1, 2001, White Mountains decreased the net assets of OneBeacon by $26.9 million ($17.4 million after taxes) representing adjustments to reflect the estimated fair value of OneBeacon's assets and liabilities assumed. This decrease was primarily comprised of pretax adjustments of (i) $185.3 million to record the fair value of certain liabilities at the time of the Acquisition, mostly assigned risk exposures in New York, (ii) $42.0 million in allowance for doubtful accounts on insurance balances receivable and (iii) $85.9 million to recognize the fair value of employee benefit obligations, offset by (iv) a net asset increase of $300.0 million resulting from fair value adjustments made to OneBeacon's loss and loss adjustment expense reserves and related reinsurance recoverables. White Mountains also decreased the net assets of OneBeacon by an additional $246.5 million ($175.9 million after tax) representing an allocation of the excess of acquired net assets over the purchase price to OneBeacon's non-current, non-financial assets existing at the time of the Acquisition, primarily its property, plant and equipment.

     The fair value of assets and liabilities acquired on June 1, 2001 were as follows ($ in millions):

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
                                                             ============

     Significant assets and liabilities acquired through OneBeacon included $34.0 million of cash, $7,408.6 million of investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $7,011.1 million of loss and loss adjustment expense reserves and $1,897.7 million of unearned insurance premiums.

     In conjunction with its adoption of SFAS No. 141, White Mountains will recognize its entire unamortized deferred credit balance on January 1, 2002, including its unamortized deferred credit balance relating to OneBeacon of $625.1 million at December 31, 2001, as a change in accounting principle. Had the Acquisition occurred on or after July 1, 2001, White Mountains would have immediately recognized this deferred credit on its income statement as an extraordinary gain as was the case with its acquisitions of C-F and the Folksam net assets.

POST-ACQUISITION TRANSACTION - RENEWAL RIGHTS AGREEMENT

     On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual. Service agreements have been put in place to ensure a smooth transition. The underwriting results and cash flows of the renewed policies will be shared between OneBeacon and Liberty Mutual over a two year period though a reinsurance agreement whereby OneBeacon will assume two-thirds and one-third of the business renewed in the first and second years, respectively. OneBeacon retained substantially all of the existing assets and liabilities related to the transferred business including all loss and loss adjustment expenses and unearned premium reserves.

UNAUDITED PRO FORMA FINANCIAL INFORMATION FOR THE ACQUISITION AND THE RENEWAL RIGHTS AGREEMENT - YEARS ENDED DECEMBER 31, 2001 AND 2000

     Supplemental unaudited pro forma condensed combined income statement information for the years ended December 31, 2001 and 2000, which assumes that the Acquisition and the Renewal Rights Agreement had occurred as of January 1, 2001 and 2000, respectively, follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                             Pro Forma
                                                                                            Year Ended
(Unaudited)                                                                                December 31,
                                                                              ---------------------------------------
Millions, except per Share amounts                                                    2001               2000
---------------------------------------------------------------------------------------------------------------------
Total revenues as reported                                                         $  3,233.6        $    848.2

Pro forma effect of the Acquisition                                                   1,759.4           4,798.3

Pro forma effect of the Renewal Rights Agreement                                     (1,162.4)         (1,449.6)
                                                                              ---------------------------------
Total pro forma revenues                                                           $  3,830.6        $  4,196.9

Net loss from continuing operations                                                $   (466.9)       $   (308.2)
                                                                              =================================

Loss per share numerator:
  Net loss for continuing operations available to common shareholders                  (744.1)           (617.0)
  Net loss available to common shareholders                                            (780.6)           (588.7)

LOSS PER SHARE:
  Net loss from continuing operations                                              $  (116.18)       $  (104.79)

  Net loss                                                                            (117.15)           (99.87)
---------------------------------------------------------------------------------------------------------------------

     The unaudited pro forma information presented above for the years ended December 31, 2001 and 2000 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition and the Renewal Rights Agreement been consummated at January 1, 2001 and 2000, respectively. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover which are included therein. These transactions served to reduce revenues during the 2001 and 2000 pro forma periods presented by approximately $1.6 billion and $1.7 billion, respectively, and served to reduce net loss by approximately $345.2 million and $296.6 million, respectively.

OTHER ACQUISITIONS AND DISPOSITIONS

     In December 2001 Fund American Re acquired substantially all of the international reinsurance operations of Folksam. The $64.0 million purchase price was paid in a combination of cash, a note and Common Shares. At December 31, 2001, Fund American Re had $126.3 million of total assets and $63.9 million of shareholder's equity. In accordance with SFAS No. 141, White Mountains recognized a $3.0 million extraordinary gain during 2001 representing the excess of the fair value of Folksam's net assets over its cost.

     In September 2001 Folksamerica acquired C-F for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, five-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition. In accordance with SFAS No. 141, White Mountains recognized a $13.6 million extraordinary gain during 2001 representing the excess of the fair value of C-F's net assets over its cost.

     In January 2001 the Company sold Waterford to a third party for consideration of $23.6 million in cash, net of transaction related expenses. White Mountains recognized a $12.4 million pretax gain on the sale of Waterford in 2001.

     In October 2000, Folksamerica purchased an 80% majority interest in Esurance for $9.0 million. During the fourth quarter of 2001, Folksamerica purchased the remaining 20% minority interest in Esurance for $1.5 million, thereby making Esurance a wholly owned subsidiary as of December 31, 2001. At and for the year ended December 31, 2001, Esurance had total assets of $9.6 million, total revenues of $3.2 million and an accumulated shareholder's deficit of $16.1 million.

     In October 2000 the Company was informed that the Internal Revenue Service agreed with its position taken in its 1991 tax return concerning the sale of Fireman's Fund and, accordingly, released a $95.0 million reserve during 2000 to income which is presented as a gain from discontinued operations.

     In July 2000 White Mountains sold its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA Common Stock to Dexia for proceeds of $620.4 million. White Mountains recognized a $391.2 million gain on the Dexia Sale in 2000.

     In May 2000 Folksamerica completed its acquisition of the Risk Capital Operations for $20.3 million in cash plus related expenses. Because the cost of the Risk Capital Operations was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million in goodwill at acquisition ($22.3 million and $23.3 million at December 31, 2001 and 2000, respectively) which was being amortized to income over the estimated period of benefit of ten years.

     In March 2000 Folksamerica acquired PCA for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition ($26.8 million and $33.0 million at December 31, 2001 and 2000, respectively) which was being amortized to income over the estimated period of benefit of six years.

     In October 1999 the Company acquired IAG (which consisted primarily of
PIC, ACIC and BICC) for $86.7 million in cash. Because the cost of acquiring PIC, ACIC and BICC was less than the value of their net identifiable assets, the Company recorded a $62.0 million deferred credit at acquisition ($16.3 million and $37.0 million at December 31, 2001 and 2000, respectively) which was being amortized to income over the estimated period of benefit of three years.

     In June 1999 Folksamerica acquired USF Re. The purchase consideration included the issuance of a $20.8 million, five-year note (which was reduced to zero by post-acquisition adverse loss development at USF Re of $6.8 million and $14.0 million during 2000 and 1999, respectively).

     In June 1999 White Mountains sold VGI and received net proceeds of $139.0 million in cash after receiving a special dividend prior to the closing of $76.6 million (net of related tax liabilities) consisting of cash, investment securities and the common stock of Waterford. White Mountains recorded a pretax gain of $88.1 million in 1999 on the transaction. As part of the VGI Sale, White Mountains has provided Unitrin, Inc. with certain adverse loss development protections that will be settled as of December 31, 2002. During 2001 and 2000 White Mountains provided $5.9 million and $5.4 million, respectively, in reserves for such adverse loss development protections.

     In May 1999 White Mountains concluded the Mortgage Banking Sale and received net proceeds totalling $180.6 million. White Mountains recorded a $19.4 million pretax ($12.6 million after tax) net income on the sale of its mortgage banking net assets which is presented as net income from discontinued operations.

     In August 1998 White Mountains acquired all the outstanding common stock of Folksamerica thereby causing Folksamerica to become a consolidated subsidiary as of that date. Because the cost of White Mountains' investment in Folksamerica was less than the value of Folksamerica's net identifiable assets at that date, White Mountains recorded a $39.8 million deferred credit ($14.3 million and $22.2 million at December 31, 2001 and 2000, respectively) which was being amortized to income ratably over the estimated period of benefit of five years.

NOTE 3.  RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     ONEBEACON The following table summarizes the loss and loss adjustment expense reserve activities of OneBeacon for the seven months ended December 31, 2001:

------------------------------------------------------------------------------------------------------
                                                                                         Period Ended
                                                                                         December 31,
Millions                                                                                     2001
------------------------------------------------------------------------------------------------------
Loss and loss adjustment expense reserves acquired - OneBeacon (1)                       $    4,394.4

Losses and loss adjustment expenses incurred relating to:
  Current year losses                                                                         2,009.2
  Prior year losses                                                                              64.6
                                                                                         -------------
Total incurred losses and loss adjustment expenses                                            2,073.8

Accretion of fair value adjustment of  loss and loss adjustment expense reserves                 56.0

Loss and loss adjustment expenses paid relating to:
  Current year losses                                                                          (989.9)
  Prior year losses                                                                            (962.8)
                                                                                         -------------
Total loss and loss adjustment expense payments                                              (1,952.7)

Net ending balance                                                                            4,571.5
  Plus ending reinsurance recoverable on unpaid losses                                        3,285.9
                                                                                         -------------
Gross ending balance                                                                     $    7,857.4
======================================================================================================

(1) Reinsurance recoverable on unpaid losses acquired in the Acquisition were $1,969.8 million.

     In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This reduction to net loss and loss adjustment expense reserves of $300.0 million is being accreted through an income statement charge over the period that the claims are expected to be settled. As such, White Mountains recognized $56.0 million of loss and loss adjustment expenses for the seven months ended December 31, 2001. The fair values of OneBeacon's loss and loss adjustment expense reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted OneBeacon's nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's historical loss data. The result was subsequently reduced by the "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves. This was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would incur if it had attempted to reinsure the full amount of its net loss and loss adjustment expense reserves with a third party reinsurer.

     During the fourth quarter of 2001, OneBeacon increased its estimate of losses and loss adjustment expense reserves for years 1999 and prior in the workers compensation, general liability, commercial multiple peril and commercial automobile lines of business. These actions exhausted the remaining protection under the GRC Cover and resulted in a $50.0 million charge in the 2001 fourth quarter to loss and loss adjustment expense. Additionally, during 2001 OneBeacon recognized approximately $14.6 million in losses and loss adjustment expenses related to certain unallocated loss adjustment expenses and pools and associations which were not covered by the NICO Cover or the GRC Cover.

     OneBeacon discounts certain loss and loss adjustment expenses relating to long-term workers compensation reserves. These liabilities on an undiscounted net of reinsurance basis were $662.9 million at December 31, 2001. Discounting these reserves served to reduce net loss and loss adjustment expense liabilities by $278.1 million at December 31, 2001.

REINSURANCE AND OTHER INSURANCE OPERATIONS

     The following table summarizes loss and loss adjustment expense reserve activity relating to White Mountains' reinsurance and other insurance operations for the years ended December 31, 2001, 2000 and 1999:

-----------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended December 31,
                                                                                  -------------------------------------
Millions                                                                                2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------
Gross beginning balance                                                           $  1,556.3    $   851.0   $    811.7
  Less beginning reinsurance recoverable on unpaid losses                             (726.5)      (169.0)      (137.9)
                                                                                  -------------------------------------
Net loss and loss adjustment expense reserves                                          829.8        682.0        673.8

Loss and loss adjustment expense reserves acquired - Fund American Re (1)                4.4            -            -
Loss and loss adjustment expense reserves acquired - C-F (1)                             2.3            -            -
Loss and loss adjustment expense reserves transferred (2)                              (22.2)      (270.6)           -
Loss and loss adjustment expense reserves acquired - PCA (1)                               -        253.8            -
Loss and loss adjustment expense reserves acquired - Risk Capital Operations (1)           -        312.6            -
Loss and loss adjustment expense reserves acquired - USF Re (1)                            -            -        106.5
Loss and loss adjustment expense reserves acquired - IAG                                   -            -         22.5
Loss and loss adjustment expense reserves sold - VGI                                       -            -        (87.8)

Losses and loss adjustment expenses incurred relating to:
  Current year losses                                                                  381.4        264.1        210.4
  Prior year losses                                                                     38.7         23.6         31.9
                                                                                  -------------------------------------
Total incurred losses and loss adjustment expenses                                     420.1        287.7        242.3

Loss and loss adjustment expenses paid relating to:
  Current year losses                                                                 (103.5)       (16.0)       (55.4)
  Prior year losses                                                                   (378.3)      (419.7)      (219.9)
                                                                                  -------------------------------------
Total loss and loss adjustment expense payments                                       (481.8)      (435.7)      (275.3)

Net ending balance                                                                     752.6        829.8        682.0
  Plus ending reinsurance recoverable on unpaid losses                                 917.6        726.5        169.0
                                                                                  -------------------------------------
Gross ending balance                                                              $  1,670.2    $ 1,556.3   $    851.0
=======================================================================================================================

(1) Reinsurance recoverables on unpaid losses acquired in the Fund American Re, Risk Capital Operations, PCA and USF Re acquisitions were $21.0 million, $59.1 million, $153.3 million and $21.8 million, respectively.
(2) Represents $22.2 million and $270.6 million of loss reserves ceded to Imagine Re during 2001 and 2000, respectively. See Note 4.

     Prior accident year losses of $38.7 million incurred in 2001 consisted primarily of $22.2 million in reserve strengthening on business ceded under a retroactive reinsurance agreement entered into during the 2000 fourth quarter - See Note 4 for details of this agreement. Because the reinsurance cover was retroactive, the offsetting benefit (reinsurance recoverable) of $22.2 million has been deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims. The remaining $16.5 million in prior accident year losses incurred in 2001 were primarily due to higher than expected reported losses in Folksamerica's property excess line.

     Incurred losses for the years ended December 31, 2000 and 1999 related to prior accident years of $23.6 million and $31.9 million, respectively, were principally from the portfolios acquired with USF Re and the Risk Capital Operations. In connection with the USF Re acquisition, Folksamerica issued the USF Re Seller Note for $20.8 million under which Folksamerica was not required to repay the loan should loss and loss adjustment expenses acquired in the acquisition develop adversely. In response to adverse development experienced on reserves acquired in the USF Re acquisition, the USF Re Seller Note was reduced by $6.8 million and $14.0 million, which was recorded to "Amortization of deferred credits and other benefits" in the Company's income statement during the periods ended December 31, 2000 and 1999, respectively.

ASBESTOS AND ENVIRONMENTAL LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE ACTIVITY

     White Mountains estimates its asbestos and environmental loss and loss adjustment expense liabilities based upon several factors, including facts surrounding reported cases and exposures to claims (such as policy limits and deductibles), current law, past and projected claim activity and past settlement values for similar claims.

     During the fourth quarter of 2001, OneBeacon increased its reserves for gross asbestos and environmental reserves so that its reserve levels are more closely aligned with industry-wide survival ratios, substantially all of which was covered under the NICO Cover. As a result, OneBeacon estimates that it has exhausted approximately $1,771 million of the coverage provided by the NICO Cover after estimating amounts that will be recovered by NICO from other third party reinsurers at December 31, 2001. To the extent that OneBeacon's estimate of ultimate asbestos and environmental losses and NICO's third-party recoverables differs from actual experience, the amount of coverage remaining under the NICO Cover could be higher or lower than $729 million. The following table summarizes reported asbestos and environmental loss and loss adjustment expense reserve activities (gross and net of reinsurance) for White Mountains' consolidated insurance and reinsurance operations for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
Millions                                                       2001                 2000                  1999
---------------------------------------------------------------------------------------------------------------------
                                                        Gross         Net     Gross       Net       Gross        Net
                                                      ---------------------------------------------------------------
Asbestos:
Beginning balance                                     $    51.0    $   37.2  $  53.4    $  40.0    $  47.5    $  35.2
  Loss and loss adjustment expense reserves acquired      222.0         6.9        -          -          -          -
  Incurred losses and loss adjustment expenses          1,064.5        12.8      5.5        4.3       16.5       11.9
  Paid losses and loss adjustment expenses                (90.6)      (10.0)    (7.9)      (7.1)     (10.6)      (7.1)
                                                      ---------------------------------------------------------------
Ending balance                                          1,246.9        46.9     51.0       37.2       53.4       40.0
                                                      ===============================================================

Environmental:
Beginning balance                                          18.6        16.9     20.1       18.1       27.6       23.2
  Loss and loss adjustment expense reserves acquired      779.7        25.4        -          -          -          -
  Incurred losses and loss adjustment expenses               .4          .1      2.9        2.2       (0.9)      (2.0)
  Paid losses and loss adjustment expenses                (32.2)       (8.9)     (4.4)     (3.4)      (6.6)      (3.1)
                                                      ---------------------------------------------------------------
Ending balance                                            766.5        33.5     18.6       16.9       20.1       18.1
                                                      ===============================================================

Total asbestos and environmental:
Beginning balance                                          69.6        54.1     73.5       58.1       75.1       58.4
  Loss and loss adjustment expense reserves acquired    1,001.7        32.3        -          -          -          -
  Incurred losses and loss adjustment expenses          1,064.9        12.9      8.4        6.5       15.6        9.9
  Paid losses and loss adjustment expenses               (122.8)      (18.9)   (12.3)     (10.5)     (17.2)     (10.2)
                                                      ---------------------------------------------------------------
Ending balance                                        $ 2,013.4    $   80.4  $  69.6    $  54.1    $  73.5    $  58.1
=====================================================================================================================

     White Mountains' insurance and reinsurance subsidiaries have estimated environmental and asbestos loss and loss adjustment expense liabilities based upon several factors including facts surrounding reported cases and exposures (such as policy limits and deductibles), current law, past and projected claim activity and past settlement values for similar claims. White Mountains' reserves for environmental and asbestos losses at December 31, 2001 represent management's best estimate of the Company's ultimate liability based on information currently available. However, as case law expands, White Mountains may be subject to environmental and asbestos loss and loss adjustment expense liabilities beyond that intended by policy coverage. Furthermore, in the event that current case law is expanded to include claims not contemplated in the establishment of White Mountains' recorded environmental and asbestos loss and loss adjustment expense reserves, White Mountains believes that it is unlikely that these claims will have a material adverse effect on its financial condition or liquidity. Nonetheless, due to the expansion of coverage and liability allowed under case law in the past and the possibilities of similar interpretations in the future, additional increases in environmental and asbestos loss reserves may emerge which would adversely affect the Company's financial position and cash flows. Loss reserve additions arising from such future unfavorable case law interpretations cannot be reasonably estimated at the present time.

NOTE 4.  THIRD PARTY REINSURANCE

     In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured even if the reinsurer is unable to honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains' insurance and reinsurance subsidiaries' written and earned premiums and on loss and loss adjustment expenses were as follows:

-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001                                                                   Other
                                                                                           Insurance
Millions                                                  OneBeacon      Folksamerica     Operations          Total
-------------------------------------------------------------------------------------------------------------------
Gross written premiums:
  Direct                                                $   2,104.6      $        6.0    $      32.0    $   2,142.6
  Assumed                                                     174.7             636.4            1.3          812.4
  Ceded                                                      (401.1)           (183.5)          (5.0)        (589.6)
                                                        -----------------------------------------------------------
Net written premiums                                    $   1,878.2      $      458.9    $      28.3    $   2,365.4
-------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
  Direct                                                $   2,374.2      $        6.0    $      30.7    $   2,410.9
  Assumed                                                      64.2             648.8              -          713.0
  Ceded                                                      (230.2)           (233.3)          (4.3)        (467.8)
                                                        -----------------------------------------------------------
Net earned premiums                                     $   2,208.2      $      421.5    $      26.4    $   2,656.1
-------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
  Direct                                                $   3,379.5      $       (5.4)   $      21.8    $   3,395.9
  Assumed                                                      68.6             661.5           15.5          745.6
  Ceded                                                    (1,374.3)           (271.1)          (2.2)      (1,647.6)
                                                        -----------------------------------------------------------
Net losses and loss adjustment expenses                 $   2,073.8      $      385.0    $      35.1    $   2,493.9
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000                                                                   Other
                                                                                           Insurance
Millions                                                  OneBeacon      Folksamerica     Operations          Total
-------------------------------------------------------------------------------------------------------------------
Gross written premiums:
  Direct                                                $         -      $        6.3    $      25.9    $      32.2
  Assumed                                                         -             484.7              -          484.7
  Ceded                                                           -            (158.4)          (3.3)        (161.7)
                                                        -----------------------------------------------------------
Net written premiums                                    $         -      $      332.6    $      22.6    $     355.2
-------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
  Direct                                                $         -      $        4.1    $      28.4    $      32.5
  Assumed                                                         -             476.1             .4          476.5
  Ceded                                                           -            (167.7)          (6.9)        (174.6)
                                                        -----------------------------------------------------------
Net earned premiums                                     $         -      $      312.5    $      21.9    $     334.4
-------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
  Direct                                                $         -      $        (.6)   $      20.6    $      20.0
  Assumed                                                         -             468.5             .3          468.8
  Ceded                                                           -            (197.1)          (4.0)        (201.1)
                                                        -----------------------------------------------------------
Net losses and loss adjustment expenses                 $         -      $      270.8    $      16.9    $     287.7
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999                                                                   Other
                                                                                           Insurance
Millions                                                  OneBeacon      Folksamerica     Operations          Total
-------------------------------------------------------------------------------------------------------------------
Gross written premiums:
  Direct                                                $         -      $        2.2    $      62.6    $      64.8
  Assumed                                                         -             236.2           33.9          270.1
  Ceded                                                           -             (36.7)         (23.5)         (60.2)
                                                        -----------------------------------------------------------
Net written premiums                                    $         -      $      201.7    $      73.0    $     274.7
-------------------------------------------------------------------------------------------------------------------
Gross earned premiums:
  Direct                                                $         -      $        2.4    $      61.4    $      63.8
  Assumed                                                         -             241.0           39.6          280.6
  Ceded                                                           -             (32.4)         (28.8)         (61.2)
                                                        -----------------------------------------------------------
Net earned premiums                                     $         -      $      211.0    $      72.2    $     283.2
-------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses:
  Direct                                                $         -      $        7.8    $      47.5    $      55.3
  Assumed                                                         -             205.4           29.1          234.5
  Ceded                                                           -             (31.0)         (16.5)         (47.5)
                                                        -----------------------------------------------------------
Net losses and loss adjustment expenses                 $         -      $      182.2    $      60.1    $     242.3
===================================================================================================================

ONEBEACON

     In the ordinary course of its business, OneBeacon cedes various risks to high quality, highly rated, third party reinsurers in order to provide greater diversification of risk and minimize its net loss arising from large risks or catastrophic events.

     Catastrophe losses are unpredictable and the level of catastrophic losses experienced in any year could potentially be material to OneBeacon's results of operations and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms, tornadoes and terrorist acts. The extent of losses caused by catastrophes is both a function of the total amount of insured exposure in an area affected by the event and the severity of the event.

     OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe-prone areas (such as coastal regions) and through the purchase of catastrophe reinsurance. OneBeacon has entered into a property catastrophe reinsurance program for the 2002 calendar year whereby the first $125.0 million of losses resulting from any single catastrophe are retained by OneBeacon. Property catastrophe losses from a single event in excess of $125.0 million, up to $200.0 million, are reinsured with a syndicate of reinsurers for 75% of the loss. Property catastrophe losses from a single event in excess of $200.0 million, up to $750.0 million, are reinsured with a group of reinsurers for 95% of the loss. OneBeacon's 2002 property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks and its property catastrophe program only covers 30% of commercial property losses resulting from other types of terrorist attacks from $125.0 million to $650.0 million and 95% of such losses from $650 million to $750 million. In the event of a 2002 catastrophe, OneBeacon can reinstate property catastrophe coverage for the remainder of 2002 by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium of $34.7 million. OneBeacon also purchases reinsurance coverage for certain specific risks below $125.0 million where appropriate.

     Reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. Therefore, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers with strong financial strength ratings. Reinsurance recoverables from Berkshire (NICO and GRC's ultimate parent) under the NICO Cover and the GRC Cover represented 62.0% of White Mountains' total reinsurance recoverables at December 31, 2001. Both NICO and GRC have A++ (Superior) ratings from A.M. Best. The remaining reinsurers generally are rated A (Excellent) or better by A.M. Best. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.

     In connection with the Acquisition, OneBeacon obtained the GRC Cover which provided $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the Acquisition. During the fourth quarter of 2001, OneBeacon increased its estimate of gross prior year loss reserves which exhausted the total coverage available under the GRC Cover. The GRC Cover contains a feature whereby OneBeacon may not be entitled to recover losses to the full contract limit should such losses be paid out more quickly than expected. OneBeacon has estimated that approximately
$38.3 million of the total $570.0 million of available coverage is subject to such limitation at December 31, 2001. Accordingly, OneBeacon has recorded
$531.7 million in recoverables due from GRC at December 31, 2001.

FOLKSAMERICA

     Folksamerica has exposure to losses assumed from primary insurers including losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by closely monitoring aggregate exposures and related probable maximum losses (PMLs), and by reinsuring excess risks with other reinsurers. Folksamerica's catastrophe management strategy is to limit its net loss to less than 10% of surplus for a 1 in 250 year event. Folksamerica's current catastrophe protection program includes 85% of $35 million of protection in excess of a $25 million retention for the first loss and additional coverage for a second loss. The contract is 100% placed with a top quality reinsurer, and has reinstatement provision whereby, in the event of one loss, the coverage is reinstated for additional premium.

     In the fourth quarter of 2000 Folksamerica purchased reinsurance coverage (the "Imagine Cover") from Imagine Insurance Company, Ltd. of Barbados ("Imagine") which was designed to reduce its statutory operating leverage and to provide adverse development protection of up to $115.0 million on (i) loss and loss adjustment expense reserves remaining from the Risk Capital Operations;
(ii) loss and loss adjustment expense reserves remaining from the USF Re acquisition; (iii) adverse development protection on Folksamerica's remaining environmental and asbestos exposures and (iv) prospective reinsurance coverage for losses in excess of premiums earned on policies which Folksamerica was contractually bound to write as a result of the Risk Capital Operations. In connection with the Imagine Cover, Folksamerica transferred loss and loss adjustment expense reserves of $250.0 million and unearned premium reserves of $65.0 million to Imagine for consideration of $315.0 million. $212.3 million of the consideration due under the Imagine Cover is included as a liability entitled "Funds held under reinsurance treaties" on White Mountains' December 31, 2001 balance sheet. Folksamerica holds a letter of credit and funds held as collateral for amounts due from Imagine.

     In accordance with SFAS No. 113, amounts related to reserves transferred to Imagine for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2001 and 2000, Folksamerica's reinsurance recoverables include $442.3 million and $321.7 million, respectively, recorded under the Imagine Cover. At December 31, 2001 and December 31, 2000, Folksamerica has also recorded $40.0 million and $20.6 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $2.8 million of such deferred gains during the year ended December 31, 2001.

     At December 31, 2001 and 2000, Folksamerica had reinsurance recoverables with a carrying value of $141.7 million and $116.7 million, respectively, associated with London Life and Casualty Reinsurance Corporation. Folksamerica holds a letter of credit and funds held as collateral for amounts due from London Life and Casualty.

     During the years ended December 31, 2001 and 2000, Folksamerica received approximately 54.4% and 56.4%, respectively, of its gross reinsurance premiums written from three major reinsurance brokers as follows: (1) AON Re, Inc. - 21.3% and 17.2%, respectively; (2) Benfield Blanch - 17.2% and 21.6%, respectively; and (3) Guy Carpenter - 15.9% and 17.6%, respectively.

NOTE 5.  INVESTMENT SECURITIES

     White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2001, 2000 and 1999 consisted of the following:

-----------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                                  ---------------------------------------
Millions                                                 2001          2000          1999
-----------------------------------------------------------------------------------------
Investment income:
  Fixed maturity investments                      $     276.1     $    63.1       $  53.6
  Short-term investments                                 12.2          19.9           6.1
  Common equity securities                                4.7           2.8           3.2
  Other                                                    .8            .7            .3
                                                  ---------------------------------------
Total investment income                                 293.8          86.5          63.2
  Less investment expenses and other charges             (9.3)          (.6)         (1.3)
                                                  ---------------------------------------
Net investment income, before tax                 $     284.5     $    85.9       $  61.9
=========================================================================================

     The composition of realized investment gains (losses) for investments sold consisted of the following:

-------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                                        -------------------------------
Millions                                                                     2001        2000      1999
-------------------------------------------------------------------------------------------------------
Fixed maturity investments                                              $   170.4    $   (9.2)   $   .7
Common equity securities                                                     10.3        (4.7)     61.3
Other investments                                                            (7.6)        5.1       7.6
                                                                        -------------------------------
  Net realized investment gains (losses), before tax                        173.1        (8.8)     69.6
Income taxes attributable to realized investment gains and losses           (55.1)        4.2     (24.8)
                                                                        -------------------------------
Net realized investment gains (losses), after tax                       $   118.0    $   (4.6)   $ 44.8
=======================================================================================================

     White Mountains recognized gross realized investment gains of $290.8 million, $22.3 million and $90.4 million and gross realized investment losses of $117.7 million, $31.1 million and $20.8 million on sales of investment securities during 2001, 2000 and 1999, respectively. The components of White Mountains' change in unrealized investment gains, after tax, as recorded on the statements of income and comprehensive income were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                           -----------------------------------
Millions                                                                                       2001         2000          1999
------------------------------------------------------------------------------------------------------------------------------
Net change in pretax unrealized gains for investments securities held                      $  (13.9)   $    65.1    $    (11.7)
Net change in pretax unrealized gains from investments in unconsolidated affiliates held         .3          6.2         (98.9)
                                                                                           -----------------------------------
 Net change in pretax unrealized investment gains for investments held                        (13.6)        71.3        (110.6)
Income taxes attributable to investments held                                                   9.1        (15.0)         36.9
                                                                                           -----------------------------------
 Net change in unrealized gains for investments held, after tax                                (4.5)        56.3         (73.7)
                                                                                           -----------------------------------

Recognition of pretax net unrealized gains for investments sold                               (46.3)       (23.7)        (69.6)
Income taxes attributable to investments sold                                                  10.3          7.8          24.4
                                                                                           -----------------------------------
Recognition of net unrealized gains for investments sold, after tax                           (36.0)       (15.9)        (45.2)
                                                                                           -----------------------------------

Change in net unrealized investment gains, after tax                                          (40.5)        40.4        (118.9)
Net realized investment gains (losses), after tax                                             118.0         (4.6)         44.8
                                                                                           -----------------------------------
Total investment gains (losses) recorded during the period, after tax                      $   77.5    $    35.8    $    (74.1)
==============================================================================================================================

     The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                                DECEMBER 31,
                                                                                         -----------------------
Millions                                                                                      2001       2000
----------------------------------------------------------------------------------------------------------------
Investment securities:
  Gross unrealized investment gains                                                      $   111.8      $   70.5
  Gross unrealized investment losses                                                        (113.5)        (12.0)
                                                                                         -----------------------
Net unrealized gains (losses) from investment securities                                      (1.7)         58.5
Net unrealized gains from investments in unconsolidated insurance affiliates                   3.2           2.9
                                                                                         -----------------------
  Total net unrealized investment gains, before tax                                            1.5          61.4
   Income taxes attributable to such gains                                                     5.6         (13.8)
                                                                                         -----------------------
  Total net unrealized investment gains, after tax                                       $     7.1      $   47.6
=================================================================================================================

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 2001 and 2000, were as follows:

---------------------------------------------------------------------------------------------------------------
                                                                          DECEMBER 31, 2001
                                                        -------------------------------------------------------
                                                            Cost or           Gross         Gross      Carrying
                                                          amortized      unrealized    unrealized         value
Millions                                                       cost           gains        losses
---------------------------------------------------------------------------------------------------------------
U. S. Government and agency obligations                   $ 1,846.0       $   18.7      $  (17.7)    $  1,847.0
Debt securities issued by industrial corporations           3,512.5           12.7         (54.3)       3,470.9
Municipal obligations                                          69.1            1.5           (.3)          70.3
Mortgage-backed securities                                    468.0            4.2          (1.7)         470.5
Foreign government obligations                                 66.3            1.1           (.4)          67.0
Preferred stocks                                              194.6           30.0         (22.0)         202.6
                                                        -------------------------------------------------------
  Total fixed maturity investments                        $ 6,156.5       $   68.2      $  (96.4)    $  6,128.3
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                                                          December 31, 2000
                                                        -------------------------------------------------------
                                                            Cost or          Gross          Gross      Carrying
                                                          amortized     unrealized     unrealized         value
Millions                                                       cost          gains         losses
---------------------------------------------------------------------------------------------------------------
U. S. Government and agency obligations                   $   309.4       $    9.5      $    (.7)    $    318.2
Debt securities issued by industrial corporations             310.6            3.9          (1.6)         312.9
Municipal obligations                                         265.7            3.0           (.2)         268.5
Mortgage-backed securities                                    102.4            1.3           (.4)         103.3
Foreign government obligations                                 52.2             .3           (.1)          52.4
Preferred stocks                                               22.7             .6             -           23.3
                                                        -------------------------------------------------------
     Total fixed maturity investments                     $ 1,063.0       $   18.6      $   (3.0)    $  1,078.6
===============================================================================================================

     The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 2001 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------
                                                       DECEMBER 31, 2001
                                               -------------------------------
                                                       Cost or        Carrying
Millions                                        amortized cost           value
------------------------------------------------------------------------------
Due in one year or less                            $     112.6       $   114.3
Due after one year through five years                  1,885.0         1,891.0
Due after five years through ten years                 2,598.5         2,571.2
Due after ten years                                      897.8           878.8
Mortgage-backed securities                               468.0           470.5
Preferred stocks                                         194.6           202.5
                                               -------------------------------
Total                                              $   6,156.5       $ 6,128.3
==============================================================================

     The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 2001 and 2000, were as follows:

----------------------------------------------------------------------------------------
                                                    DECEMBER 31, 2001
                                  ------------------------------------------------------
                                     Cost or          Gross         Gross
                                   amortized     unrealized     unrealized      Carrying
Millions                                cost          gains         losses         value
----------------------------------------------------------------------------------------
Common equity securities            $  155.1       $   26.0       $   (7.5)     $  173.6
                                  ======================================================

Other investments                   $  150.0       $   17.6       $   (9.6)     $  158.0
========================================================================================
----------------------------------------------------------------------------------------
                                                    December 31, 2000
                                  ------------------------------------------------------
                                     Cost or          Gross          Gross
                                   amortized     unrealized     unrealized      Carrying
Millions                                cost          gains         losses         value
----------------------------------------------------------------------------------------
Common equity securities            $  127.5       $   21.1       $   (3.8)     $  144.8
                                  ======================================================

Other investments                   $  117.3       $   30.8       $   (5.2)     $  142.9
========================================================================================

     White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $510.1 million and $69.1 million as of December 31, 2001 and 2000, respectively.

     Sales and maturities of investments, excluding short-term investments, totalled $8,971.6 million, $582.1 million and $530.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2001, 2000 or 1999.

     OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets. OneBeacon's policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of OneBeacon's securities on loan at December 31, 2001 was $1,766.9 million with corresponding collateral of $1,800.1 million.

NOTE 6.  DEBT

SHORT-TERM DEBT

     At December 31, 2001 the Company had $358.4 million of short-term debt outstanding, consisting of the $260.0 million Seller Note, which bears interest at a rate equal to 50 basis points over the rate on the Lehman Facility, $91.4 million representing the current portion of term loans under the Lehman Facility and $7.0 million in other short-term borrowings. At December 31, 2000 the Company had no short-term debt outstanding.

LONG-TERM DEBT
     Long-term debt outstanding as of December 31, 2001 and 2000 consisted of the following:

---------------------------------------------------------------------------------------------------------
                                                                                       December 31,
                                                                                -------------------------
Millions                                                                            2001             2000
---------------------------------------------------------------------------------------------------------
Lehman Facility:
  Revolving loan                                                                $  125.0          $     -
  Term loans                                                                       608.6                -
                                                                                -------------------------
    Total                                                                          733.6                -
                                                                                -------------------------
Other Debt:
  Medium-term notes                                                             $    5.1          $  96.0
  C-F seller note                                                                   25.0                -
  Folksam seller note                                                                3.3                -
                                                                                -------------------------
    Total long-term debt                                                        $  767.0          $  96.0
=========================================================================================================

     A schedule of contractual repayments of White Mountains' debt as of December 31, 2001 follows:

----------------------------------------------------------------------------------------------------------
                                                                                              December 31,
Millions                                                                                              2001
----------------------------------------------------------------------------------------------------------
Due in one year or less                                                                        $     358.4
Due in 2 to 3 years                                                                                  136.9
Due in four to  five years                                                                           253.1
Due after five years                                                                                 377.0
                                                                                               -----------
Total                                                                                          $   1,125.4
==========================================================================================================

LEHMAN FACILITY

GENERAL

     In connection with the Acquisition, the Lehman Facility was provided to Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, as the borrower. The Lehman Facility is comprised of two term loan facilities and a revolving credit facility. The term loan facilities are comprised of a $300.0 million Tranche A Loan with a five-year maturity and a $400.0 million Tranche B Loan with a six-year maturity. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility expires on June 1, 2006.

INTEREST RATE, FEES

     All borrowings under the Lehman Facility bear interest, at Fund American's election, at a rate per annum equal to either: (a) the base rate (generally, the higher of (x) the prime lending rate of the British Banking Association and (y) the Federal funds rate as established by the Federal Reserve Bank of New York plus 0.50%) plus (i) 0.50% to 1.75%, in the case of the revolving credit facility and the Tranche A Loan, and (ii) 1.50% to 2.50%, in the case of the Tranche B Loan, or (b) the eurodollar rate (the rate based on a formula relating to the rate for dollar deposits in the interbank eurodollar market for a given interest period) plus (i) 1.50% to 2.75%, in the case of the revolving credit facility and the Tranche A Loan, and (ii) 2.50% to 3.50%, in the case of the Tranche B Loan.

     A commitment fee calculated at a rate of between 0.25% and 0.375% per annum is payable on the average daily unused portion of the revolving credit facility.

INTEREST RATE SWAPS

     Since June 2001, Fund American has entered into a series of interest rate swaps with large financial institutions that were undertaken to achieve a fixed interest rate on the term loans under the Lehman Facility. The interest rate swaps consist of a $200.0 million notional contract that was executed in June 2001, which is indexed to a 6.050% ten- year rate, a $200.0 million notional contract that was executed in September 2001, which is indexed to a 3.955% three- year rate, and $100.0 million and $200.0 million notional contracts that were executed in October 2001, which are indexed to a 3.825% three-year rate.

     Pursuant to SFAS No. 133, the interest rate swaps are carried at fair value on White Mountains' balance sheet with changes in their fair value reported directly through the income statement as the swap investments do not match the duration of the Lehman Facility. As a result, the swaps do not satisfy the criteria for hedge accounting under SFAS No. 133. As of December 31, 2001, the aggregate market value of the interest rate swaps was a net liability of $4.9 million.

     As of December 31, 2001, the weighted average interest rate for the $700.0 million outstanding under the term portion of the Lehman Facility, after giving effect to the interest rate swaps, was fixed at approximately 7.05%. As of December 31, 2001, the interest rate on the $125.0 million outstanding under the revolving portion of the Lehman Facility was based on the eurodollar rate in effect at that time plus 2.13%, or 4.13%.

REPAYMENTS AND PREPAYMENTS

     The Tranche A Loan and the Tranche B Loan are repaid quarterly in amounts equal to a specified percentage rate multiplied by the principal amount borrowed.

     The term loans may be prepaid at any time without premium or penalty with the exception that any payments on the Tranche B Loan on or prior to December 1, 2002, shall include a prepayment premium ranging from 0.5% to 1.5%.

     The credit facilities are subject to mandatory prepayments with (i) 50% of the net proceeds in excess of $5.0 million from certain equity issuances and
(ii) 100% of the net proceeds in excess of $10.0 million from certain asset sales.

GUARANTEES

     The obligations of Fund American with respect to the Lehman Facility are unconditionally guaranteed by OneBeacon, each of its subsidiaries (other than insurance company subsidiaries, certain foreign subsidiaries, and A.W.G. Dewar) and Fund American Enterprises Holdings, Inc., a wholly owned subsidiary of White Mountains.
     The obligations of Fund American and each guarantor with respect to the Lehman Facility are secured by a perfected first priority security interest in all their assets including the capital stock of their non-insurance company subsidiaries (other than A.W.G. Dewar) and each of their first-tier insurance company subsidiaries.

CERTAIN COVENANTS

     The Lehman Facility contains affirmative covenants which include:

               -    reporting requirements;
               -    conduct of business and compliance with laws;
               -    requirements to maintain properties and insurance; and
               -    requirements to maintain interest rate protection.
     The Lehman Facility also contains negative covenants that restrict the ability to:
               -    incur indebtedness and issue preferred stock;
               -    incur liens;
               - engage in certain mergers, acquisitions, consolidations and asset sales;
               -    declare dividends or redeem or repurchase capital stock;
               -    make certain investments;
               - make payments in respect of, or modify the terms of, subordinated indebtedness and other debt instruments;
               -    transact with affiliates; and
               -    enter into sale and leaseback transactions.

     In addition, the Lehman Facility requires compliance with various financial covenants, including minimum interest and fixed charge coverage, maximum financial leverage, minimum net worth and statutory surplus and minimum risk-based capital ratios. At December 31, 2001, White Mountains was in compliance with all of the covenants under the Lehman Facility.

EVENTS OF DEFAULT

     The Lehman Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-default to certain other indebtedness, bankruptcy and insolvency events, ERISA violations, material judgements, invalidity of any guarantee or security document and a change of control.

OTHER DEBT

     At December 31, 2000 the Company had $96.0 million in medium-term notes outstanding. Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of Notes and subsequently prepaid the $5.1 million balance of the Notes through the Debt Escrow. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during 2001.

     In September 2001 Folksamerica acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, five-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.

     Fund American Re acquired substantially all of the international reinsurance operations of Folksam. The $64.0 million purchase price was paid in a combination of cash, Common Shares and a $3.0 million note
(denominated in Swedish Kronor) due in 2006.

     Total interest expense incurred by White Mountains for its indebtedness was $45.7 million, $16.1 million and $14.7 million in 2001, 2000 and 1999, respectively. Total interest paid by White Mountains for its indebtedness was $35.0 million, $16.1 million and $15.6 million in 2001, 2000 and 1999, respectively.

NOTE 7.  INCOME TAXES

     In connection with the Redomestication, the Company and certain of its subsidiaries changed their domicile to either Bermuda or Barbados while certain other subsidiaries remained domiciled in the United States. As a result, income earned by the U.S. Companies will generally be subject to an effective overall tax rate lower than that imposed by the United States, however, no tax benefits will be attained in the event of net losses incurred by such companies. These factors may serve to increase or decrease White Mountains' effective tax rate for 1999 and beyond, depending on the events and circumstances occurring during such periods.

     In connection with the Redomestication, the Company was treated as if it sold all of its directly owned assets in a fully taxable transaction in which gains, but not losses, were recognized. The Company incurred a tax liability upon the Redomestication of approximately $13.5 million.

     The total income tax provision (benefit) consisted of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                          -------------------------------------------
Millions                                                                       2001            2000              1999
---------------------------------------------------------------------------------------------------------------------
United States income tax provision (benefit)                              $ (175.4)        $   38.0          $   47.0
State and local income tax provision                                           2.0              1.7               6.0
United States withholding tax and foreign income tax provision (benefit)       (.9)             2.8                .1
                                                                          -------------------------------------------
  Total income tax provision (benefit)                                    $ (174.3)        $   42.5          $   53.1
=====================================================================================================================
Net income tax payments                                                   $    8.4         $   54.5          $   14.1
=====================================================================================================================
Income taxes recorded directly to shareholders' equity related to:
  Changes in net unrealized investment gains and losses                   $   19.4         $   (7.2)         $   61.3
  Changes in net foreign currency translation gains and losses            $     .8         $     .4          $    (.5)
=====================================================================================================================

     The components of the income tax provision (benefit) on pretax earnings follow:

---------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
                                                                         --------------------------------------------
Millions                                                                       2001            2000           1999
---------------------------------------------------------------------------------------------------------------------
Current                                                                  $   11.7         $   58.2          $   14.3
Deferred                                                                   (186.0)           (15.7)             38.8
                                                                         --------------------------------------------
     Total income tax provision (benefit) on pretax earnings             $ (174.3)        $   42.5          $   53.1
=====================================================================================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts received for tax purposes. Deferred income tax assets and liabilities are shown net in circumstances where a consolidated income tax return is filed. An outline of the significant components of White Mountains' deferred tax assets and liabilities follows:

----------------------------------------------------------------------------------------------------------
                                                                                        December 31,
                                                                                   -----------------------
Millions                                                                               2001        2000
----------------------------------------------------------------------------------------------------------
Deferred income tax assets related to:
  Net operating loss and tax credit carryforwards                                   $    363.2    $   29.3
  Discounting of loss reserves                                                           122.8        60.3
  Compensation and benefit accruals                                                      121.0         4.1
  Unearned insurance and reinsurance premiums                                            114.5         7.2
  Involuntary pool and guaranty fund accruals                                             51.3           -
  Fixed assets                                                                            43.5           -
  Deferred gain on reinsurance contract                                                   16.3         7.1
  Allowance for doubtful accounts                                                         14.0         1.0
  Other items                                                                             44.9         5.9
                                                                                    ----------------------
Total deferred income tax assets                                                    $    891.5    $  114.9

Deferred income tax liabilities related to:
  Deferred acquisition costs                                                             107.0         9.6
  Prepaid pension cost                                                                    18.9           -
  Net unrealized investment gains                                                          3.3          .2
  Other items                                                                             10.9           -
                                                                                    ----------------------
Total deferred income tax liabilities                                                    140.1         9.8
Net deferred tax assets before valuation allowance                                       751.4       105.1
Valuation allowance                                                                      (55.0)          -
                                                                                    ----------------------
Net deferred tax assets                                                             $    696.4    $  105.1
==========================================================================================================

     The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 2001 and 2000. The valuation allowance at December 31, 2001 reflects management's assessment that it is more likely than not that the benefit related to certain foreign tax credit carryforwards may not be realized before expiration of the carryforward period.

     A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision on pretax earnings follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                                --------------------------------
Millions                                                                            2001          2000       1999
---------------------------------------------------------------------------------------------------------------------
Tax (benefit) provision at the United States statutory rate                     $ (147.8)      $  124.4    $     56.5
Differences in taxes resulting from:
  Deferred credit amortization and purchase price adjustments                      (23.8)          (6.3)         (7.9)
  Tax reserve adjustments                                                            5.1            5.5           6.1
  State income taxes, net                                                            1.3            1.2           3.9
  Non-United States net earnings                                                     1.8          (88.6)         (3.6)
  United States income tax incurred upon the Redomestication                           -           11.0           2.5
  Tax exempt interest and dividends                                                 (4.5)          (3.9)         (3.6)
  Foreign and withholding taxes                                                      (.9)           2.8            .1
  Non deductible interest expense                                                    3.6              -             -
  Other, net                                                                        (9.1)          (3.6)          (.9)
                                                                                -------------------------------------
Total income tax (benefit) provision on pretax earnings                         $ (174.3)      $   42.5    $     53.1
=====================================================================================================================

     The non-United States component of pretax earnings (loss) was $(5.1) million, $395.9 million and $9.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2000, the Company released a $95.0 million tax reserve relating to its 1991 sale of Fireman's Fund.

     At December 31, 2001, there are net operating loss carryforwards of approximately $800.0 million available, the majority of which will expire in 2020. Certain of these tax losses are subject to an annual limitation on utilization under Internal Revenue Code Section 382.

     At December 31, 2001, there are foreign tax credit carryforwards and alternative tax credit carryforwards available of approximately $55.0 million and $27.0 million, respectively. The foreign tax credits begin to expire in 2002. The alternative minimum tax credits do not expire.

     The United States federal income tax returns of the U.S. Companies are routinely audited by taxing authorities. In management's opinion, adequate tax liabilities have been established for all open tax years.

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. Pursuant to the Act, subsidiaries of White Mountains will be allowed to carryback losses from 2001 and 2002 an additional 3 years. Federal taxes incurred and available for recoupment in the extended carryback period total approximately $250.0 million. White Mountains is in the process of calculating the potential refund it will receive under this new provision.

NOTE 8.  RETIREMENT AND POSTRETIREMENT PLANS

     Certain of the Company's subsidiaries offer various retirement and postretirement benefits to its employees. Under the terms of these plans, White Mountains reserves the right to change, modify or discontinue the plans. Prior to the purchase of OneBeacon, the cost associated with the retirement and postretirement benefits was not material to White Mountains' financial statements.

     Certain of the Company's subsidiaries sponsor qualified and non-qualified, non-contributory, defined benefit plans covering substantially all employees. The benefits for the plans are based primarily on years of service and employees' pay near retirement. Participants generally vest after five years of continuous service. White Mountains' funding policy is consistent with the funding requirements of federal laws and regulations.

     In addition to the defined benefit plans, certain of the Company's subsidiaries have multiple contributory postretirement benefit plans which provide medical and life insurance benefits to pensioners and survivors. White Mountains' funding policy is to make contributions to the Plan that are necessary to cover its current obligations.

     The following table sets forth (i) the change in the benefit obligation,
(ii) the change in the fair value of plan assets, (iii) the resulting funded status reconciled with amounts reported in White Mountains' consolidated financial statements, and (iv) the weighted average assumptions associated with the various pension plan and postretirement benefits as of December 31, 2001:

------------------------------------------------------------------------------------------------------------
                                                                                                       Other
                                                                                 Pension      Postretirement
Millions                                                                        Benefits            Benefits
------------------------------------------------------------------------------------------------------------
Benefit obligation in respect of companies acquired                           $    552.3         $     137.6
Service cost                                                                        12.0                 2.1
Interest cost                                                                       21.8                 5.6
Curtailment                                                                        (15.1)              (15.7)
Plan amendments                                                                     15.1                   -
Actuarial loss                                                                       9.0                11.4
Benefits and expenses paid, net of participant contributions                       (28.7)               (4.4)
                                                                              ------------------------------
BENEFIT OBLIGATION AS OF DECEMBER 31, 2001                                    $    566.4         $     136.6
                                                                              ==============================

Fair value of plan assets in respect of companies acquired                    $    540.0         $         -
Actual return on plan assets                                                         7.5                   -
Employer contributions                                                               2.5                 4.4
Benefits and expenses paid, net of participant contributions                       (28.7)               (4.4)
                                                                              ------------------------------
FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31, 2001                             $    521.3         $        -
                                                                              ==============================

Funded status as of December 31, 2001                                         $    (44.9)        $    (136.6)
Unrecognized actuarial loss                                                         15.1                11.4
Unrecognized prior service cost                                                     15.1                   -
                                                                              ------------------------------
NET LIABILITY AS OF DECEMBER 31, 2001                                         $    (14.7)        $    (125.2)
                                                                              ==============================

WEIGHTED AVERAGE ASSUMPTIONS:
Effective discount rate                                                             6.50%               6.50%
Expected return on plan assets                                                      7.50%                  -
Rate of compensation increase                                                       4.00%                  -
============================================================================================================

              The components of net pension costs were as follows:

------------------------------------------------------------------------------------------------------------
                                                                                                       Other
                                                                                 Pension      Postretirement
Millions                                                                        Benefits            Benefits
------------------------------------------------------------------------------------------------------------
Service cost                                                                  $     12.0         $       2.1
Interest cost                                                                       21.8                 5.6
Expected return on plan assets                                                     (28.7)                  -
                                                                              ------------------------------
NET PERIODIC PENSION COST                                                     $      5.1         $       7.7
============================================================================================================

     For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% over a six year period and remain constant thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

---------------------------------------------------------------------------------------------------------------------
                                                                                      One Percent         One Percent
Millions                                                                                 Increase            Decrease
---------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                                 $        1.3          $    (1.1)
Effect on postretirement benefit obligation                                                  17.0              (15.0)
---------------------------------------------------------------------------------------------------------------------

     Certain of the Company's subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees. The plans provide for salary reduction contributions by qualifying employees and matching contributions of up to six percent of qualifying employees' salary. Total expense for the plans was $9.6 million and $1.5 million in 2001 and 2000, respectively.

     OneBeacon has a post-employment benefit liability of $16.6 million related to its long-term disability plan at December 31, 2001.

NOTE 9.  EMPLOYEE SHARE-BASED COMPENSATION PLANS

WHITE MOUNTAINS' INCENTIVE PLAN

     The White Mountains Incentive Plan (the "Incentive Plan") provides for granting to certain officers of the Company (and certain of its subsidiaries) various types of share-based incentive awards including performance shares, Restricted Shares and Options. On August 23, 2001, the Company's shareholders approved an amendment to the Incentive Plan which provided a fresh inventory of 300,000 Common Shares available for grant thereunder over a ten year period. As a result, 300,000 Common Shares were available for grant under the Incentive Plan at December 31, 2001.

     Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. Grants are generally earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board. The performance goal for full payment of performance shares issued during 1999 and 2000 is the achievement of a 13% annual after tax return on equity (as specifically defined by the Company's Compensation Committee) as measured over the applicable performance periods. These performance shares can double if after-tax returns on equity significantly exceed 13% over the performance periods. The performance goal for full payment of performance shares issued during 2001 is, in whole or in part, based on the achievement of a 12.1% annual after tax return on equity. The Company's return on equity used to determine awards includes the cost of all projected compensation awards. For certain officers, the performance goal for full payment of performance shares issued during 2001 is, in part, based on the achievement of a 105% core insurance operations trade ratio for the period July 1, 2001 to December 31, 2003 (as specifically defined by the Company's Compensation Committee). These performance shares can double if the trade ratio is 101% or less.

     For the three-year performance periods beginning 2001, 2000 and 1999, White Mountains granted a total of 84,600, 34,000 and 31,300 performance shares, respectively, under the Incentive Plan. No performance share awards were paid during 2001 or 2000. During 1999 White Mountains paid a total of 141,650 performance shares to its participants in Common Shares and cash. Performance shares paid during 1999 included 58,100 performance shares relating to the period from 1996 to 1998, 40,300 performance shares paid early relating to the period from 1997 to 1999 and 43,250 performance shares paid early relating to the period from 1998 to 2000.

     For 2001 the Compensation Committee made a one time award of Restricted Shares to key officers of the Company. Pursuant to the Incentive Plan, White Mountains issued 94,500 Restricted Shares, of which 21,000 vest in December 2002 and 73,500 vest in June 2003. Vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period. There are no other restrictions on the Restricted Shares once they have become fully vested.

     At December 31, 2001, the Company had outstanding 80,665 Options (15,865 of which were exercisable) issued to certain key employees which vest incrementally over a ten year period. The Options had a weighted average exercise price of $118.22 per Common Share at December 31, 2001. During 2001, 335 Options were exercised at an exercise price of $118.15 per Common Share.

ONEBEACON PERFORMANCE PLAN

     OneBeacon's Performance Plan (the "Performance Plan") provides for granting of performance shares to certain key employees of OneBeacon. The performance goals for full payment of performance shares issued under the Performance Plan are similar to those of the Incentive Plan.

     For the thirty-month performance period from July 1, 2001 to December 31, 2003, OneBeacon granted a total of 148,100 performance shares to its key employees. No performance shares were paid during 2001 under the Performance Plan.

OTHER SHARE-BASED COMPENSATION

     The defined contribution plans of OneBeacon and Folksamerica (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the Company's Common Shares. As of December 31, 2001 and 2000, the 401(k) Plans owned less than 1% of the total Common Shares outstanding. In connection with the Acquisition, eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

     The Company's Chairman formerly held warrants to acquire Common Shares entitling him to buy 1,000,000 Common Shares for $21.66 per Common Share. During 1999 the Chairman exercised the warrants early in exchange for a one-time payment of $6.0 million. This one-time payment compensated the Chairman for the estimated interest cost of borrowing the strike price and the amounts required to prematurely pay his income taxes. The 1999 exercise of warrants provided the Company with increased tax deductible expenses.

SHARE-BASED COMPENSATION EXPENSE

     White Mountains expenses its performance shares awarded under the Incentive Plan and the Performance Plan over the relevant performance period assuming full vesting at the current market value of Common Shares. During 2001, 2000 and 1999, White Mountains recorded compensation charges of $31.6 million, $25.8 million, and $6.1 million, respectively, for outstanding performance shares. White Mountains' performance share expense in 2001 was higher than 2000 as a result of performance shares issued to OneBeacon employees post-acquisition. White Mountains' performance share expense in 2000 was higher than that of 1999 due to a significant increase in the value of Common Shares during that year and the recording of additional performance share expense in expectation of the 1999 and 2000 performance share awards vesting at an amount greater than 100% in light of above target results for those award periods.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Options and Restricted Shares. During 2001 the Company recognized a $9.5 million compensation charge for its outstanding Options and recognized a $10.4 million compensation charge for its outstanding Restricted Shares.

       White Mountains has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" with respect to its outstanding Options and Restricted Shares. Had share-based compensation expense been determined based on the fair value at the grant dates for these awards using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123, the compensation charge for the Options and Restricted Shares would have been less than the amount actually recognized by the Company under APB No. 25 for the year ended December 31, 2001. This would have had an anti-dilutive effect on the pro forma results of operations for the year ended December 31, 2001. The pro forma effect of recognizing compensation charge for its vested Options under SFAS No. 123 for the year ended December 31, 2000 would have been $.3 million, or $.06 per diluted Common Share. There were no Restricted Shares outstanding during 2000 and there were no Restricted Shares or Options outstanding during 1999.

NOTE 10. MINORITY INTEREST - MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES AND CONVERTIBLE PREFERENCE SHARES

BERKSHIRE PREFERRED STOCK

     On June 1, 2001, Berkshire purchased for $225.0 million, $300.0 million in face value of cumulative non-voting preferred stock of a subsidiary of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. During 2001, White Mountains declared and paid dividends of $16.4 million on the Berkshire Preferred Stock and recorded $5.1 million of related accretion charges (See
Note 2).

ZENITH PREFERRED STOCK

     On June 1, 2001, Zenith purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company. The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable after ten years. During 2001, White Mountains declared and paid dividends of $1.7 million on the Zenith Preferred Stock.

CONVERTIBLE PREFERENCE SHARES

     On June 1, 2001, a small group of private investors purchased 2,184,583 Convertible Preference Shares. Upon approval by shareholders at the 2001 Annual Meeting, the Convertible Preference Shares were repurchased and cancelled in consideration of 2,184,583 Common Shares. This required the Convertible Preference Shares to be marked-to-market, (i.e., redemption value) until the date the Convertible Preference Shares were converted to shareholders' equity, which occurred on August 23, 2001. This resulted in a $305.1 million charge to retained earnings, with an offsetting increase to paid-in surplus. During 2001, White Mountains declared and paid dividends of $.3 million on the Convertible Preference Shares.

NOTE 11. COMMON SHAREHOLDERS' EQUITY

COMMON SHARES REPURCHASED AND RETIRED

     During 2001, 2000 and 1999 the Company repurchased 6,000 Common Shares for $1.9 million, 65,838 Common Shares for $8.3 million and 1,020,150 Common Shares for $139.5 million, respectively. In conformance with Bermuda law, the Company retires all Common Shares it repurchases.

COMMON SHARES ISSUED

     During 2001 the Company issued a total of 2,390,566 Common Shares which consisted of 2,184,583 Common Shares issued in connection with the conversion of the Convertible Preference Shares, 86,385 Common Shares issued in connection the purchase of the Folksam net assets, 94,500 Restricted Shares issued to key employees and 25,098 Common Shares issued to employees in connection with various White Mountains share-based compensation plans. No Common Shares were issued during 2000. During 1999 the Company issued a total of 1,137,495 Common Shares to its employees and Directors in satisfaction of the Chairman's warrant exercise and various employee benefit plan obligations.

DIVIDENDS ON COMMON SHARES

     During 2001, 2000 and 1999 the Company declared and paid cash dividends totalling $5.9 million (or $1.00 per Common Share), $7.1 million (or $1.20 per Common Share) and $8.8 million (or $1.60 per Common Share), respectively.

WARRANTS TO ACQUIRE COMMON SHARES

       On June 1, 2001, Berkshire purchased the Warrants from the Company, for $75.0 million in cash, entitling it to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance. See Note 2.

NOTE 12. STATUTORY CAPITAL AND SURPLUS

     White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses RBC standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2001, White Mountains' active insurance and reinsurance subsidiaries met their respective RBC requirements.

     OneBeacon's consolidated combined policyholders' surplus, as reported to various regulatory authorities as of December 31, 2001, was $2,406.5 million. OneBeacon's consolidated combined statutory net loss for the year ended December 31, 2001 was $408.4 million. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2001 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the states under which OneBeacon's insurance subsidiaries are domiciled, OneBeacon's insurance subsidiaries may pay dividends only from earned surplus as determined on a statutory basis. Generally, the maximum amount of cash dividends that OneBeacon's insurance subsidiaries may pay out of their statutory earned surplus without prior regulatory approval in any twelve month period is the greater of the company's prior year statutory net income or 10% of prior year end statutory surplus. Accordingly, there is no assurance that dividends may be paid by OneBeacon's insurance subsidiaries in the future. At December 31, 2001, OneBeacon's insurance subsidiaries have the ability to pay dividends to its shareholder of $235.6 million in 2002 without prior approval of regulatory authorities.

     Folksamerica's policyholders' surplus, as reported to various regulatory authorities as of December 31, 2001, and 2000, was $804.8 million and $443.9 million, respectively. The large increase in surplus from 2000 to 2001 resulted principally from a $400.0 million capital contribution it received from it's parent, OneBeacon, in the form of cash to permit Folksamerica to further capitalize on improved pricing trends emerging after the Attacks. Folksamerica's statutory net income (loss) for the years ended December 31, 2001, 2000 and 1999 was $(35.3) million, $(20.0) million and $48.6 million, respectively. The principal differences between Folksamerica's statutory amounts and the amounts reported in accordance with GAAP include deferred taxes, deferred acquisition costs, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica's statutory policyholders' surplus at December 31, 2001 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the state of New York, Folksamerica may pay dividends only from earned surplus as determined on a statutory basis. Generally, the maximum amount of cash dividends that a New York-domiciled company may pay out of its statutory earned surplus without prior regulatory approval in any twelve month period is the lesser of the company's statutory net investment income or 10% of statutory surplus. Accordingly, there is no assurance that dividends may be paid by Folksamerica in the future. At December 31, 2001, Folksamerica has the ability to pay a dividend to its shareholder of approximately $30 million in 2002 without prior approval of regulatory authorities.

     The aggregate policyholders' surplus of PIC and ACIC at December 31, 2001 and 2000, as reported to regulatory authorities, was $54.0 million and $60.5 million, respectively. Statutory net loss for the years ended December 31, 2001 and 2000 and the period from October 16, 1999 to December 31, 1999 for PIC and ACIC totalled $6.2 million, $1.7 million and $3.9 million, respectively. The principal differences between PIC and ACIC's statutory amounts and the amounts reported in accordance with GAAP include deferred taxes, deferred acquisition costs and market value adjustments for debt securities. PIC and ACIC's statutory policyholders' surplus at December 31, 2001 was in excess of the minimum requirements of relevant state insurance regulations.

     Under the insurance laws of the states under which PIC and ACIC are domiciled, PIC and ACIC may pay dividends only from earned surplus as determined on a statutory basis. Generally, the maximum amount of cash dividends that PIC and ACIC may pay out of their statutory earned surplus without prior regulatory approval in any twelve month period is the greater of the company's statutory net income or 10% of statutory surplus. Accordingly, there is no assurance that dividends may be paid by PIC and ACIC in the future. At December 31, 2001, $1.9 million of PIC's total statutory surplus was available for the payment of dividends in 2002 to its shareholder without prior approval of regulatory authorities. At December 31, 2001, no dividends could be paid from ACIC to its shareholder without prior approval of regulatory authorities.

NOTE 13. SEGMENT INFORMATION

     White Mountains has determined that its reportable segments include OneBeacon, Folksamerica and Other Insurance Operations and Holding Company (consisting of ACIC, BICC, PIC, Fund American Re, Esurance and the operations of the Company and certain of its intermediate subsidiary holding companies). OneBeacon's operations further include four distinct underwriting sub-segments consisting of Personal, Commercial, Specialty and Non-core insurance products. The Personal and Commercial sub-segments consist of agency-produced business in New England, New York and New Jersey. Personal products include auto, homeowners and Custom-Pac products (combination policies offering home and auto coverage with optional umbrella, ocean marine and inland marine coverages). Commercial products include package (combination policies offering property and liability coverage), commercial auto and workers' compensation. Specialty products principally include non-crop farm and ranch business, ocean marine and tuition reimbursement. Non-core products include business assumed from Liberty Mutual in connection with the Renewal Rights Agreement, business in territories subject to the Renewal Rights Agreement written prior to November 1, 2001, premiums generated from NFU and national programs and national accounts and certain other insurance products in run-off.

     White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. There are no significant intercompany transactions among White Mountains' segments other than occasional intercompany sales and transfers of investment securities (gains and losses resulting from such transfers have been eliminated herein).

     Certain amounts in the prior periods have been reclassified to conform with the current presentation. Selected financial information for White Mountains' segments follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Other
                                                                                                          Insurance
                                                                                                     Operations and
                                                                                                            Holding
Millions                                                                  OneBeacon   Folksamerica          Company          Total
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Earned insurance and reinsurance premiums                                $  2,208.2     $    421.5   $         26.4   $    2,656.1
Net investment income                                                         228.4           45.6             10.5          284.5
Net realized gains (losses) on sales of investments                           183.1           23.9            (33.9)         173.1
Gains on sales of subsidiaries and other assets                                   -              -             20.2           20.2
Amortization of deferred credits and other benefits and other revenue          (3.4)          17.7             85.4           99.7
                                                                         ---------------------------------------------------------
Total revenues                                                           $  2,616.3     $    508.7   $        108.6   $    3,233.6
                                                                         ---------------------------------------------------------
Pretax loss                                                              $   (269.2)    $    (42.2)  $       (110.8)  $     (422.2)
Income tax benefit                                                            113.0           14.1             47.2          174.3
Accretion and dividends on preferred stock                                        -              -            (23.2)         (23.2)
                                                                         ---------------------------------------------------------
Net loss from continuing operations                                      $   (156.2)    $    (28.1)  $        (86.8)  $     (271.1)
==================================================================================================================================
Year ended December 31, 2000
Earned insurance and reinsurance premiums                                $        -     $    312.5 $           21.9   $      334.4
Net investment income                                                             -           57.6             28.3           85.9
Net realized gains (losses) on sales of investments                               -          (12.3)             3.5           (8.8)
Gains on sales of subsidiaries and other assets                                   -              -            386.2          386.2
Amortization of deferred credits and other benefits and other revenue             -           20.1             30.4           50.5
                                                                         ---------------------------------------------------------
Total revenues                                                           $        -     $    377.9   $        470.3   $      848.2
                                                                         ---------------------------------------------------------
Pretax earnings (loss)                                                   $        -     $    (29.5)  $        384.9   $      355.4
Income tax benefit(provision)                                                     -           19.4            (61.9)         (42.5)
                                                                         ---------------------------------------------------------
Net income (loss) from continuing operations                             $        -     $    (10.1)  $        323.0   $      312.9
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
Earned insurance and reinsurance premiums                                $        -     $    211.0   $         72.2   $      283.2
Net investment income                                                             -           49.9             12.0           61.9
Net realized gains on sales of investments                                        -           28.0             41.6           69.6
Gains on sales of subsidiaries and insurance assets                               -           15.8             88.1          103.9
Amortization of deferred credits and other benefits and other revenue             -           20.3             40.3           60.6
                                                                         ---------------------------------------------------------
Total revenues                                                           $        -          325.0            254.2          579.2
                                                                         ---------------------------------------------------------
Pretax earnings                                                          $        -     $     54.7   $        106.8   $      161.5
Income tax provision                                                              -           (9.8)           (43.3)         (53.1)
                                                                         ---------------------------------------------------------
Net income from continuing operations                                    $        -     $     44.9   $         63.5   $      108.4
==================================================================================================================================
Ending assets
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                        $ 12,831.9     $  3,042.4   $        618.5   $   16,492.8
December 31, 2000                                                        $        -     $  2,769.5            775.7   $    3,545.2
----------------------------------------------------------------------------------------------------------------------------------

     The following table provides further information on OneBeacon's four distinct underwriting sub-segments consisting of its Personal, Commercial, Specialty and Non-core insurance products:

------------------------------------------------------------------------------------------------------------------------
                                                                                OneBeacon
                                                    --------------------------------------------------------------------
Millions                                                 Personal     Commercial    Specialty     Non-core         Total
------------------------------------------------------------------------------------------------------------------------
SEVEN MONTHS ENDED DECEMBER 31, 2001
Earned insurance premiums                              $    521.5      $   427.5    $   127.0    $ 1,132.2    $  2,208.2
Loss and loss adjustment expenses(1)                       (445.6)        (449.6)       (79.9)    (1,098.7)     (2,073.8)
Other underwriting expenses                                (134.1)        (173.8)       (41.0)      (439.1)       (788.0)
                                                    --------------------------------------------------------------------
Net underwriting gain (loss)                           $    (58.2)     $  (195.9)   $     6.1    $  (405.6)   $   (653.6)
========================================================================================================================

(1) Loss and loss adjustment expenses include losses, net of reinsurance, associated with the Attacks of $2.8 million, $98.1 million and $4.1 million in the Personal, Commercial and Non-core lines, respectively.

NOTE 14. INVESTMENTS IN UNCONSOLIDATED INSURANCE AFFILIATES

     White Mountains' investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50.0% of the entity. White Mountains' voting percentages and directorships in its unconsolidated affiliates do not provide White Mountains the ability to exercise significant influence over the operating and financial policies of its investees.

INVESTMENT IN MONTPELIER

     In December 2001 White Mountains, the Benfield Group plc and several other private investors established Montpelier and Montpelier Re. OneBeacon invested $180.0 million in Montpelier consisting of 1,800,000 common shares of Montpelier valued at $100 per share and the Company received warrants to acquire an additional 797,088 common shares at $100 per share over the next ten years. At December 31, 2001, OneBeacon owned 20.6% of the outstanding common shares of Montpelier and accounts for this investment using the equity method. At December 31, 2001, White Mountains carried its investment in Montpelier common shares at $177.4 million. Amounts recorded by White Mountains during 2001 relating to its investment in Montpelier consisted of a $3.0 million equity in loss from Montpelier's operations and a $.4 million equity in net unrealized gains from Montpelier's investment portfolio. The fair value of the warrants to acquire Montpelier common stock was immaterial at December 31, 2001, as the book value of Montpelier at that time was less than the Company's exercise price. No dividends were declared or paid by Montpelier during 2001.

INVESTMENT IN MSA

     At December 31, 2001, 2000 and 1999, White Mountains owned 222,093 shares of the common stock of MSA. This represented 50.0% of the total shares of MSA common stock outstanding at those times. White Mountains' investment in MSA is accounted for using the equity method. The following table provides summary financial amounts recorded by White Mountains relating to its investment in MSA common stock:

------------------------------------------------------------------------------------------------------------------------------
Millions                                                                                        2001          2000        1999
------------------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY WHITE MOUNTAINS:
Investment in MSA Common Stock  (a)                                                       $    133.7     $   130.6    $  119.3
Equity in earnings from MSA Common Stock (b)                                                     2.2           1.0        11.6
Equity in net unrealized investment gains (losses) from MSA's investment portfolio (c)            .9           6.2       (12.5)
==============================================================================================================================

(a) Includes related goodwill of $2.5 million, $3.7 million and $2.6 million at December 31, 2001, 2000 and 1999, respectively.
(b)   Recorded net of related amortization of goodwill.
(c) Recorded directly to shareholders' equity (after tax) as a component of other comprehensive income.

     At December 31, 2001 and 2000, White Mountains' consolidated retained earnings included $28.9 million and $26.7 million, respectively, of accumulated undistributed earnings of MSA (net of related amortization of goodwill). No dividends were declared or paid by MSA during 2001, 2000 and 1999.

INVESTMENT IN FSA

     During 2000 White Mountains concluded the Dexia Sale, which included all its holdings of FSA at that time, for proceeds of $620.4 million and recognized a pretax gain of $391.2 million.

     White Mountains owned 6,943,316 shares of FSA Common Stock at December 31, 1999. This represented approximately 21.2% of the total shares of FSA Common Stock outstanding at that time. At December 31, 1999, White Mountains also owned FSA Preferred Stock which provided White Mountains the right to acquire 2,000,000 additional shares of FSA Common Stock for net consideration of $59.3 million.

     Prior to the Dexia Sale, White Mountains' accounted for its investment in FSA Common Stock using the equity method. White Mountains' accounted for its investment in FSA Preferred Stock and FSA Options under the provisions SFAS No. 115 whereby the investment was reported at fair value as of the balance sheet date, with related unrealized investment gains and losses, after tax, reported as a net amount in a separate component of shareholders' equity and reported on the income statement as a component of other comprehensive income. The following table provides summary financial amounts recorded by White Mountains during 2000 and 1999 relating to its investment in FSA:

---------------------------------------------------------------------------------------------------------------------
Millions                                                                                            2000        1999
---------------------------------------------------------------------------------------------------------------------
AMOUNTS RECORDED BY WHITE MOUNTAINS:
Investment in FSA Common Stock                                                                  $      -    $  262.2
Investment in FSA Options and Preferred Stock                                                          -        41.1
                                                                                                --------------------
Total investment in FSA                                                                         $      -    $  303.3
                                                                                                ====================
Equity in earnings (loss) from FSA Common Stock (a)                                             $   (3.6)   $   19.5
Dividends received from FSA Common Stock                                                             1.4         2.1
Equity in net unrealized investment gains (losses) from FSA's investment portfolio (b)                 -       (14.0)
Unrealized investment gains (losses) on FSA Options and Preferred Stock (b)                            -        (4.1)
Write-down from fair value to equity value upon exercise of FSA Options, before tax                    -       (45.8)
====================================================================================================================

(a)  Recorded net of related amortization of goodwill.
(b) Recorded directly to shareholders' equity (after tax) as a component of other comprehensive income.

     At December 31, 1999, White Mountains' consolidated retained earnings included $53.3 million of accumulated undistributed earnings of FSA (net of related amortization of goodwill).

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed- rate, long-term indebtedness. At December 31, 2001, White Mountains had no significant fixed-rate, long-term indebtedness as a result of the Debt Tender and the Debt Escrow which extinguished or prepaid its outstanding Notes. At December 31, 2000, the market value of the Notes was $97.2 million which compared to a carrying value of $96.0 million. The fair value of the Notes outstanding in 2000 was estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices.

NOTE 16. RELATED PARTY TRANSACTIONS

     NICO and GRC are wholly-owned subsidiaries of Berkshire. Through the Warrants, Berkshire has the right to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share which represented approximately 17.1% of the total outstanding Common Shares at December 31, 2001 on a fully-converted basis.

     Mr. Howard Clark, a Director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman"). Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the $875.0 million Lehman Facility. See Note 6.

     Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore which has been retained by White Mountains from time to time to perform legal services.

     Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director of the Company and an Officer of OneBeacon, may continue his active involvement with his investment management business, Prospector Partners, LLC ("Prospector"), so long as Mr. Gillespie devotes the requisite time required to discharge his responsibilities to OneBeacon. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At December 31, 2001, White Mountains had $82 million invested in funds managed by Prospector.

     At December 31, 2001, White Mountains had limited partnership investment interests in High Rise Partners, L.P. White Mountains also owns investments that are managed by High Rise Capital Management L.P., of which Mr. Zankel, a director of the Company, is the senior Managing Member.

     White Mountains formerly owned two short-range aircraft jointly with Haverford Utah, LLC ("Haverford"). Messrs. Jack Byrne, Patrick Byrne and Thomas Kemp (each Directors of the Company and, in the case of Messrs. Jack Byrne and Kemp, each Officers of the Company) were principals of Haverford. Both aircraft were acquired from unaffiliated third parties during 1996. In exchange for Haverford's 20% ownership interest in the aircraft, Haverford contributed capital equal to 20% of the total initial cost of the aircraft and paid its pro rata share of all fixed costs plus the direct operating costs for its use pursuant to a Joint Ownership Agreement. The aircraft were sold to a third party during 2000 which resulted in Haverford receiving 20% of the cash proceeds.

     White Mountains believes that the above transactions were on terms that were reasonable and competitive and, in the case of Lehman, were obtained through a competitive bid process. White Mountains believes that such transactions did not serve to impair the independence of any of the parties involved. Additional transactions of this nature may be expected to take place in the ordinary course of business in the future.

NOTE 17. ESTIMATED CHARGES INCURRED IN CONNECTION WITH THE TRAGEDIES OF SEPTEMBER 11, 2001

     In connection with the Attacks White Mountains recorded approximately $130.0 million of pretax charges during 2001. Gross and net of reinsurance losses from the Attacks were approximately $248.0 million and $105.0 million, respectively, at OneBeacon and $104.0 million and $25.0 million, respectively, at Folksamerica. White Mountains has evaluated each of its significant reinsurers and believes its provision for uncollectible reinsurance, with respect to reinsurance relating to the Attacks and otherwise, to be adequate.

NOTE 18. COMMITMENTS AND CONTINGENCIES

     White Mountains leases certain office space under noncancellable operating leases expiring at various dates through 2010. Rental expense for all of White Mountains' locations was approximately $22.3 million, $2.1 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. White Mountains also has various other lease obligations which are immaterial in the aggregate.

     White Mountains' future annual minimum rental payments required under noncancellable leases for office space are $33.5 million, $28.7 million, $19.9 million, $16.8 million and $43.1 million for the 2002, 2003, 2004, 2005 and 2006 and thereafter, respectively.

     Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2001, the reserve for such assessments at White Mountains' insurance subsidiaries totalled $39.6 million, of which $26.3 million related to the insolvency of Reliance insurance Company.

     As a condition of its license to do business in certain states, White Mountains' insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of such business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, White Mountains is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with White Mountains' voluntarily written business.

     Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept assignments from the NYAIP for their market share of voluntary premiums written two years prior. In connection with the Acquisition, White Mountains estimated the fair value of the liability associated with NYAIP assignments as a result of voluntary business written by OneBeacon in periods prior to the Acquisition and recorded a liability of $110.0 million as a part of purchase accounting in its financial statements. This liability was increased to $131.1 million as of December 31, 2001. Management will periodically review and adjust this liability in accordance with generally accepted accounting principles as circumstances change within the New York automobile insurance marketplace.

     Various claims have been made against White Mountains in the normal course of its business. Based on all information available at the date of this report, management believes that the outcome of such claims will not, in the aggregate, have a material effect on White Mountains' financial position or results of operations.

NOTE 19. INTERIM PERIOD AND PRO FORMA RESTATEMENTS (UNAUDITED)

     As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this Annual Report on Form 10-K, during the second and third quarters of 2001 the Company, in consultation with its independent accountants, marked its Convertible Preference Shares to market (based on the market value of underlying Common Shares) with the excess of market over the cash proceeds it received being charged directly to retained earnings. In preparing this Annual Report on Form 10-K, it was determined that this net charge should also have been included in the Company's determination of earnings or loss per share, and the related determination of net income or loss available to common shareholders. As a result, the Company has restated all applicable interim and pro forma earnings per share and related disclosures herein.

     This revision did not affect the Company's historical balance sheets, its related determinations of book value per share and fully converted book value per share or its net income (or loss) or comprehensive net income (or loss) during any period. Since the Convertible Preference Shares were converted to Common Shares on August 23, 2001, the Company's results for the three month period ended December 31, 2001 were not affected.

-----------------------------------------------------------------------------------------------------------------------------------
                                      Computation of amounts available      Basic earnings (loss)        Diluted earnings (loss)
                                           to common shareholders:             per Common Share              per Common Share
                                      --------------------------------  ----------------------------- -----------------------------
                                       Net income (loss)                Net income (loss)              Net income (loss)
                                        from continuing   Net income    from continuing    Net income   from continuing  Net income
Millions, except per share data           operations        (loss)         operations        (loss)       operations        (loss)
-----------------------------------------------------------------------------------------------------------------------------------
FORM 10-Q AS OF SEPTEMBER 30, 2001:

AS RESTATED:

Three months ended 9/30/01                  $       34.4    $       48.0     $       5.07    $     7.08       $     4.56  $    6.36
Nine months ended 9/30/01                         (437.9)         (429.1)          (70.82)       (69.39)          (70.82)    (69.39)
Pro forma - nine months ended 9/30/01               n/c               n/c         (121.85)      (123.39)         (121.85)   (123.39)
Pro forma - nine months ended 9/30/00               n/c               n/c          (27.25)        (5.36)          (27.25)     (5.36)

AS ORIGINALLY REPORTED:

Three months ended 9/30/01                  $      (44.8)   $     (31.2)    $       (6.60)   $    (4.59)      $    (6.60) $   (4.59)
Nine months ended 9/30/01                         (132.8)         (124.0)          (21.48)       (20.05)          (21.48)    (20.05)
Pro forma - nine months ended 9/30/01               n/c             n/c            (72.52)       (74.06)          (72.52)    (74.06)
Pro forma - nine months ended 9/30/00               n/c             n/c             23.82         45.72            23.82      45.72
-----------------------------------------------------------------------------------------------------------------------------------
FORM 10-Q AS OF JUNE 30, 2001:

AS RESTATED:

Three months ended 6/30/01                          n/c     $    (494.3)    $        n/c     $   (84.12)     $      n/c   $  (84.12)
Six months ended 6/30/01                            n/c          (477.2)             n/c         (81.18)            n/c      (81.18)
Pro forma - six months ended 6/30/01                n/c          (996.7)             n/c        (169.56)            n/c     (169.56)
Pro forma - six months ended 6/30/00                n/c          (669.8)             n/c        (113.35)            n/c     (113.35)

AS ORIGINALLY REPORTED:

Three months ended 6/30/01                          n/c     $    (109.6)    $        n/c     $   (18.71)     $      n/c   $  (18.71)
Six months ended 6/30/01                            n/c           (92.8)             n/c         (15.80)            n/c      (15.80)
Pro forma - six months ended 6/30/01                n/c          (612.3)             n/c        (100.24)            n/c     (104.17)
Pro forma - six months ended 6/30/00                n/c          (285.4)             n/c         (49.90)            n/c      (48.30)
-----------------------------------------------------------------------------------------------------------------------------------
FORM 8-K DATED JUNE 1, 2001:

AS RESTATED:

Pro forma - three months ended 3/31/01               n/c   $      (512.7)   $       (83.64)  $     (87.19)   $    (83.64) $  (87.19)
Pro forma - twelve months ended 12/31/00             n/c          (620.4)           (110.16)      (105.24)       (109.68)   (104.79)

AS ORIGINALLY REPORTED:

Pro forma - three months ended 3/31/01               n/c   $      (194.5)   $       (29.52)  $    (33.08)    $    (29.27) $  (32.79)
Pro forma - twelve months ended 12/31/00             n/c          (302.2)           (56.18)       (51.26)         (55.94)    (51.04)
-----------------------------------------------------------------------------------------------------------------------------------
FORM 8-K DATED NOVEMBER 1, 2001:

AS RESTATED:

Pro forma - nine months ended 9/30/01               n/c    $     (748.1)    $     (119.43)   $  (120.96)     $  (119.43)  $ (120.96)
Pro forma - twelve months ended 12/31/00            n/c          (588.7)          (104.79)       (99.87)        (104.33)     (99.43)

AS ORIGINALLY REPORTED:

Pro forma - nine months ended 9/30/01               n/c    $     (443.0)    $      (70.10)   $   (71.63)     $   (70.10)  $  (71.63)
Pro forma - twelve months ended 12/31/00            n/c          (283.6)           (53.03)       (48.11)         (52.80)     (47.90)
===================================================================================================================================

n/c - represents captions not contained within the referenced filings.

                     REPORT ON MANAGEMENT'S RESPONSIBILITIES

     The financial information included in this report, including the audited consolidated financial statements, has been prepared by the management of White Mountains. The consolidated financial statements have been prepared in accordance with GAAP and, where necessary, include amounts based on informed estimates and judgements. In those instances where there is no single specified accounting principle or standard, management makes a choice from reasonable, accepted alternatives which are believed to be most appropriate under the circumstances. Financial information presented elsewhere in this report is consistent with that shown in the financial statements.

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

     PricewaterhouseCoopers has audited the consolidated financial statements of White Mountains as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. PricewaterhouseCoopers has issued their unqualified report thereon, which appears on page F-43.

     In connection with their financial statement audit, PricewaterhouseCoopers considers the structure of internal controls to the extent considered necessary. Management reviews all recommendations of PricewaterhouseCoopers concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

     The Audit Committee of the Board, which is comprised solely of independent, qualified directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White Mountains as well as establishing and maintaining the Company's Audit Committee Charter. The Audit Committee, which reports to the full Board, annually reviews the overall quality and effectiveness of the independent auditors and management with respect to the financial reporting process and the adequacy of internal controls. The independent auditors have free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee. The Report of the Audit Committee appears on page 16 of the Company's 2002 Proxy Statement, herein incorporated by reference.

John J. Byrne                          Dennis P. Beaulieu                     J. Brian Palmer
Chairman, Chief Executive Officer      Corporate Secretary and Treasurer      Chief Accounting Officer
(Principal Executive Officer)          (Principal Financial Officer)          (Principal Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index referenced under Item 14(a) on page 44 present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 14(a) on page 44 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2001.

/s/ PricewaterhouseCoopers

Hamilton, Bermuda
April 1, 2002

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

     Selected quarterly financial data for 2001 and 2000 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

-------------------------------------------------------------------------------------------------------------------------
                                                    2001 Three Months Ended (a)           2000 Three Months Ended (b)
                                              --------------------------------------  ------------------------------------
Millions, except per share amounts               Dec. 31  Sept. 30  June 30  Mar. 31   Dec. 31  Sept. 30  June 30  Mar. 31
------------------------------------------------------------------------------------  -----------------------------------
Revenues                                        $1,187.4  $1,339.4  $ 552.5  $ 154.3  $   55.1  $  546.1  $ 163.9  $  83.1

Expenses                                         1,423.2   1,416.8    677.5    138.3      79.3     161.9    161.0     90.6
                                              --------------------------------------  ------------------------------------
Pretax earnings (loss)                            (235.8)    (77.4)  (125.0)    16.0     (24.2)    384.2      2.9     (7.5)

Tax benefit (provision)                            107.5      42.4     23.3      1.1       8.4     (49.7)    (3.1)     1.9
Accretion and dividends on preferred stock of
 subsidiaries                                      (10.3)     (9.8)    (3.1)       -         -         -        -        -
                                              --------------------------------------  ------------------------------------
Net income (loss) from continuing operations      (138.6)    (44.8)  (104.8)    17.1     (15.8)    334.5      (.2)    (5.6)

Net income from discontinued operations                -         -        -        -         -      95.0        -        -

Extraordinary items                                  3.0      13.6     (4.8)       -         -         -        -        -
                                              --------------------------------------  ------------------------------------
Net income (loss)                               $ (135.6) $  (31.2) $(109.6) $  17.1  $  (15.8) $  429.5  $   (.2) $  (5.6)
                                              ============================================================================

Net income (loss) from continuing operations per share (c):

  Basic                                         $ (17.14) $   5.07  $(83.30) $  2.91  $  (2.68) $  56.86  $  (.03) $  (.94)

  Diluted                                         (17.14)     4.56   (83.30)    2.88     (2.68)    56.59     (.03)    (.94)
                                              ======================================  ====================================
Net income (loss) per share (c):

  Basic                                         $ (16.77) $   7.08  $(84.12) $  2.91  $  (2.68) $  73.02  $  (.03) $  (.94)

  Diluted                                         (16.77)     6.36   (84.12)    2.88     (2.68)    72.67     (.03)    (.94)
                                              ============================================================================

  Tangible book value per share                 $ 225.81  $ 243.41  $247.34  $185.44  $ 187.65  $ 186.44  $123.21  $127.92
==========================================================================================================================

(a) The quarterly amounts subsequent to March 31, 2001 reflect the acquisition of OneBeacon on June 1, 2001.
(b) The quarterly amounts subsequent to March 31, 2000 reflect the acquisitions of PCA and the Risk Capital Operations. The quarterly amounts for the three month period ended September 30, 2000 reflect the Dexia Sale and a $95.0 million reserve release relating to Fireman's Fund.
(c) Net income (loss) per share amounts reported for the three months ended June 30, 2001 and September 30, 2001 have been restated from the amounts previously reported in their respective quarterly reports on Form 10-Q. See
     Note 19.

SCHEDULE I

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 2001

---------------------------------------------------------------------------------------------------------------------
                                                                                                              FAIR
Millions                                                                                    Cost              VALUE
---------------------------------------------------------------------------------------------------------------------
Fixed maturities:
   Bonds:
      United States Government and government agencies and authorities                   $ 2,314.0          $ 2,317.5
      Corporate bonds                                                                      3,512.5            3,470.9
      States, municipalities and political subdivisions                                       69.1               70.3
      Foreign governments                                                                     66.3               67.0
      Redeemable preferred stocks                                                            194.6              202.6
                                                                                        -----------------------------
   Total fixed maturities                                                                  6,156.5            6,128.3
                                                                                        -----------------------------
Common equity securities:
      Banks, trust and insurance companies                                                    50.5               56.2
      Public utilities                                                                        15.9               18.0
      Industrial, miscellaneous and other                                                     88.7               99.4
                                                                                        -----------------------------
   Total common equity securities                                                            155.1              173.6

Other investments                                                                            150.0              158.0

Short-term investments                                                                     2,545.8            2,545.8
---------------------------------------------------------------------------------------------------------------------
     Total investments                                                                   $ 9,007.4          $ 9,005.7
=====================================================================================================================

NOTE - fair value was equal to carrying value at December 31, 2001.

SCHEDULE II

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                (REGISTRANT ONLY)

                            CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
                                                                                         ----------------------------
Millions                                                                                        2001             2000
---------------------------------------------------------------------------------------------------------------------
Assets:
   Common equity securities and other investments                                          $    30.4       $     30.5
   Short-term investments, at amortized cost                                                    54.7             96.4
   Other assets                                                                                 51.4             56.8
   Investments in consolidated affiliates                                                    1,350.2          1,040.3
                                                                                           --------------------------
     Total assets                                                                          $ 1,486.7       $  1,224.0
                                                                                           ==========================
Liabilities:
    Long-term debt                                                                         $     5.1       $     96.0
    Deferred credits                                                                            16.3             37.0
    Accounts payable and other liabilities                                                      20.7             44.5
                                                                                           --------------------------
     Total liabilities                                                                          42.1            177.5
Common shareholders' equity                                                                  1,444.6          1,046.5
                                                                                           --------------------------
     Total liabilities and common shareholders' equity                                     $ 1,486.7       $  1,224.0
=====================================================================================================================

             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
Millions                                                                        2001            2000             1999
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $   35.9         $  26.8         $   29.1
Expenses                                                                        66.9            43.5             46.6
                                                                            -----------------------------------------
Pretax loss                                                                    (31.0)          (16.7)           (17.5)
Income tax provision                                                            (1.0)          (26.6)            (6.0)
                                                                            -----------------------------------------
Net loss                                                                       (32.0)          (43.3)           (23.5)
Earnings (losses) from consolidated affiliates                                (222.5)          356.2            131.9
Earnings from discontinued operations, after tax                                   -            95.0             12.6
Extraordinary loss on early extinguishment of debt                              (4.8)              -                -
                                                                            -----------------------------------------
Consolidated net income (loss)                                                (259.3)          407.9            121.0
Other comprehensive net income (loss) items, after tax                         (42.5)           39.7           (118.0)
                                                                            -----------------------------------------
Consolidated comprehensive net income (loss)                                $ (301.8)        $ 447.6         $    3.0
=====================================================================================================================

Computation of net income (loss) available to common shareholders:
Consolidated net income (loss)                                              $(259.3)         $ 407.9         $  121.0
Redemption value adjustment - Convertible Preference Shares                  (305.1)               -                -
Dividends on Convertible Preference Shares                                      (.3)               -                -
                                                                            -----------------------------------------
Consolidated comprehensive net income (loss)                                $(564.7)         $ 407.9         $  121.0
=====================================================================================================================

SCHEDULE II
(CONTINUED)

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                (REGISTRANT ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                                -----------------------------------
Millions                                                                            2001          2000         1999
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $ (259.3)     $  407.9     $  121.0
Reconciliation of net income to net cash from operating activities:
    Cash dividends to holders of Convertible Preference Shares                        .3             -            -
    Loss on early extinguishment of debt                                             4.8             -            -
    Share appreciation expense for Options and Restricted Shares                    20.0             -            -
    Share appreciation expense for Series B Warrants                                58.8             -            -
    Net realized gains on sales of investments and other assets                    (13.3)         (2.7)       (21.7)
    Distributions from consolidated subsidiaries in excess of current earnings         -             -        213.0
    Undistributed current losses (earnings) from consolidated subsidiaries         278.0        (250.1)           -
    Amortization of deferred credits                                               (20.7)        (20.8)           -
    Deferred income tax provision                                                      -             -         39.7
    Release of tax reserve on sale of former insurance subsidiary                      -         (95.0)           -
    Net change in other assets                                                      18.5         (24.3)         2.5
    Net change in accounts payable and other liabilities                           (32.3)         37.3       (112.5)
                                                                                 ----------------------------------
Net cash provided from operating activities                                         54.8          52.3        242.0
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease (increase) in short-term investments, net of balances acquired     41.7         (84.8)        18.3
    Sales of investment securities                                                  31.0          53.8          5.4
    Purchases of investment securities and other assets                            (30.9)         (1.4)           -
    Contributions to subsidiaries                                                 (530.7)            -            -
    Investments in consolidated affiliates, net of balances acquired                   -             -        (73.5)
    Investments in unconsolidated affiliates                                           -             -        (50.0)
    Proceeds from sales of affiliates                                               23.6             -            -
                                                                                 ----------------------------------
Net cash provided from (used for) investing activities                            (465.3)        (32.4)       (99.8)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuances of Common Shares and Convertible Preference Shares     444.4             -            -
    Proceeds from issuances and exercises of warrants to acquire Common Shares      75.0             -         21.7
    Common Shares repurchased and retired                                           (1.9)         (8.8)      (139.4)
    Repayments of long-term debt                                                  (100.8)         (4.0)       (15.9)
    Cash dividends to holders of Convertible Preference Shares                       (.3)            -            -
    Cash dividends paid to holders of Common Shares                                 (5.9)         (7.1)        (8.8)
                                                                                 ----------------------------------
Net cash used for financing activities                                             410.5         (19.9)      (142.4)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash during year                                                       -             -          (.2)
Cash balance at beginning of year                                                      -             -           .2
-------------------------------------------------------------------------------------------------------------------
Cash balance at end of year                                                     $      -      $      -     $      -
===================================================================================================================

SCHEDULE III

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                       SUPPLEMENTARY INSURANCE INFORMATION
                                   (MILLIONS)

---------------------------------------------------------------------------------------------------------------------------
        Column A              Column B       Column C      Column D      Column E      Column F      Column G      Column H
---------------------------------------------------------------------------------------------------------------------------
                                               Future
                                               policy
                                            benefits,                       Other                                 Benefits,
                                              losses,                      policy                                   claims,
                              Deferred     claims and                  claims and                         Net   losses, and
                           acquisition           loss      Unearned      benefits      Premiums    investment    settlement
        Segment                  costs       expenses      premiums       payable        earned    income (a)      expenses
---------------------------------------------------------------------------------------------------------------------------
YEARS ENDED:

December 31, 2001:
OneBeacon                  $     267.4     $  7,857.4     $ 1,612.0    $        -     $ 2,208.2    $    228.4   $   2,073.8
Reinsurance and other
   insurance operations           45.9        1,670.2         202.5             -         447.9          51.7         420.1

December 31, 2000:
Reinsurance and other
   insurance operations    $      27.2     $  1,556.3     $   182.0    $        -     $   334.4    $     65.7   $     287.7

December 31, 1999:
Reinsurance and other
   insurance operations    $      22.2     $    851.0     $    92.1    $        -     $   283.2    $     54.0   $     242.3
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------
        Column A              Column I       Column J      Column K
-------------------------------------------------------------------

                          AMORTIZATION
                           OF DEFERRED
                                POLICY          OTHER
                           ACQUISITION      OPERATING      PREMIUMS
SEGMENT                          COSTS       EXPENSES       WRITTEN
-------------------------------------------------------------------
YEARS ENDED:

December 31, 2001:
OneBeacon                  $     456.5     $    346.1     $ 1,878.2
Reinsurance and other
   insuranceoperations           127.8           61.5         487.2

December 31, 2000:
Reinsurance and other
   insuranceoperations     $     101.1     $     31.6     $   355.2

December 31, 1999:
Reinsurance and other
   insuranceoperations     $      73.4     $     38.2     $   274.7
-------------------------------------------------------------------

(a) The amounts shown exclude net investment income relating to non-insurance operations of $4.4 million, $20.2 million and $7.9 million for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

SCHEDULE IV

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                                   REINSURANCE

-------------------------------------------------------------------------------------------------------------------------
                     Column A                           Column B     Column C     Column D      Column E         Column F
-------------------------------------------------------------------------------------------------------------------------
                                                                    Ceded to       Assumed                     Percentage
Premiums earned                                            Gross       other    from other           Net        of amount
(Dollars in millions)                                     amount   companies     companies        amount   assumed to net
-------------------------------------------------------------------------------------------------------------------------
Years ended:

December 31, 2001:
   OneBeacon                                         $   2,374.2    $ (230.2)      $  64.2     $ 2,208.2              2.9%
   Reinsurance and other insurance operations               36.7      (237.6)        648.8         447.9            144.9%

December 31, 2000:
   Reinsurance and other insurance operations        $      32.5    $ (174.6)      $ 476.5     $   334.4            142.5%

December 31, 1999:
   Reinsurance and other insurance operations        $      63.8    $  (61.2)      $ 280.6     $   283.2             99.1%
                                                     --------------------------------------------------------------------

(a) Amounts shown in columns B through F represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

SCHEDULE V

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
                        VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------
                    Column A                           Column B          Column C              Column D       Column E
----------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                                  ----------------------
                                                     Balance at    Charged to      Charged                     Balance
                                                      beginning     costs and     to other     Deductions       at end
Millions                                              of period      expenses     accounts      described    of period
----------------------------------------------------------------------------------------------------------------------
Years ended:

December 31, 2001:
   Reinsurance recoverable:
      Allowance for reinsurance balances              $     1.2      $      -     $   24.0(a)  $     (9.3)(b) $   15.9
   Property and casualty insurance:
      Allowance for uncollectible accounts                  1.1             -         96.8(a)       ( 1.0)(b)     96.9

December 31, 2000:
   Reinsurance recoverable:
      Allowance for reinsurance balances              $     1.2      $      -     $      -     $        -     $    1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                  1.1             -            -              -          1.1

December 31, 1999:
   Reinsurance recoverable:
      Allowance for reinsurance balances              $     1.2      $      -     $      -     $        -     $    1.2
   Property and casualty insurance:
      Allowance for uncollectible accounts                   .4             -            .7           -          1.1

(a) Includes $21.9 million and $95.7 million of reinsurance recoverable and property and casualty insurance allowances, respectively, acquired from OneBeacon. Remaining amounts represent activity for OneBeacon from June 1, 2001 through December 31, 2001.
(b) Amounts shown represent charge-offs of overdue recoverables for OneBeacon from June 1, 2001 through December 31, 2001.
(c)  Represents charge-offs of balances receivable

SCHEDULE VI

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.
    SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
                                   (MILLIONS)

----------------------------------------------------------------------------------------------------------------------
           Column A                   Column B        Column C     Column D     Column E      Column F        Column G
----------------------------------------------------------------------------------------------------------------------

                                                  Reserves for
                                                 Unpaid Claims  Discount, if
                                      Deferred      and Claims          any,                                       Net
                                   acquisition      Adjustment   deducted in     Unearned        Earned     investment
    Affiliation with registrant          costs        Expenses      Column C     Premiums      Premiums         income
----------------------------------------------------------------------------------------------------------------------
                     OneBeacon:
                        2001(a)   $      267.4   $     7,857.4    $    278.1(c)  $ 1,612.0    $ 2,208.2      $   228.4

       Consolidated reinsurance
and other insurance operations:
                           2001   $       45.9   $     1,670.2    $        -     $   202.5    $   447.9      $    51.7
                           2000           27.2         1,556.3             -         182.0        334.4           65.7
                           1999           22.2           851.0             -          92.1        283.2           54.0

     50%-or-less owned property
    and casualty investees (b):
                           2001   $       21.5   $       104.9    $        -     $    74.9    $   143.3      $    11.4
                           2000           18.8           101.1             -          64.8        127.1           11.8
                           1999           17.5            99.2             -          59.2        118.7           12.5
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
           Column A                       Column H             Column I      Column J      Column K
---------------------------------------------------------------------------------------------------
                                       Claims and Claims
                                      Adjustment Expenses  Amortization
                                      Incurred Related to   of deferred   Paid Claims
                                           (1)        (2)        policy    and Claims
                                       Current      Prior   acquisition    Adjustment      Premiums
    Affiliation with registrant          Year        Year         costs      Expenses       written
---------------------------------------------------------------------------------------------------
                     OneBeacon:
                        2001(a)   $    2,009.2  $    64.6   $     456.5   $   1,952.7     $ 1,878.2

       Consolidated reinsurance
and other insurance operations:
                           2001   $      381.4  $    38.7   $     127.8   $     481.8     $   487.2
                           2000          264.1       23.6         101.1         435.7         355.2
                           1999          210.4       31.9          73.4         275.3         274.7

     50%-or-less owned property
    and casualty investees (b):
                           2001   $       95.2  $    (1.8)  $      41.4   $      92.7     $   153.4
                           2000           91.9       (3.3)         37.2          89.0         132.7
                           1999           89.3       (7.0)         34.4          84.3         121.3
---------------------------------------------------------------------------------------------------

(a) The amounts shown in columns F through K represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

(b) The amounts shown represent White Mountains' share of its property and casualty insurance and reinsurance affiliates, MSA and Montpelier. MSA was 50.0% owned during the three year period ended December 31, 2001 and Montpelier was 20.6% owned during the year ended December 31, 2001.

(c) The amounts shown exclude unamortized fair value adjustments to reserves of $56.0 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of OneBeacon.