Form 10-Q
period 2002-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2002-05-15
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	94-2708455 (IRS Employer Identification No.)

28 Gates Street, White River Junction, Vermont 05001-7066
(Address of principal executive offices including zip code)

(802) 295-4500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 15, 2002, 8,284,181 Common Shares with a par value of $1.00 per share were outstanding (which includes 94,500 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Fixed maturity investments, at fair value (cost: $6,853.7 and $6,156.5)	$6,758.0	$6,128.3
Short-term investments, at amortized cost (which approximates fair value)	1,551.5	2,545.8
Common equity securities, at fair value (cost: $175.2 and $155.1)	203.6	173.6
Other investments (cost: $150.3 and $150.0)	166.8	158.0

Total investments	8,679.9	9,005.7
Cash	53.1	67.4
Reinsurance recoverable on paid and unpaid losses	4,194.1	4,342.0
Insurance and reinsurance premiums receivable	983.4	1,062.0
Deferred tax asset	591.3	696.4
Deferred acquisition costs	273.7	313.3
Investments in unconsolidated insurance affiliates	307.9	311.1
Investment income accrued	93.2	99.9
Goodwill	—	22.3
Other assets	719.9	572.7

Total assets	$15,896.5	$16,492.8

Liabilities
Loss and loss adjustment expense reserves	$9,314.8	$9,527.6
Unearned insurance and reinsurance premiums	1,711.7	1,814.5
Debt	1,076.5	1,125.4
Deferred credits	—	682.5
Funds held under reinsurance treaties	284.3	361.7
Other liabilities	1,269.9	1,366.2

Total liabilities	13,657.2	14,877.9

Minority interest — mandatorily redeemable preferred stock of subsidiaries	172.7	170.3

Common shareholders' equity
Common Shares at $1 par value per share — authorized 50,000,000 shares;
issued and outstanding 8,284,181 and 8,264,681 shares	8.3	8.3
Paid-in surplus	1,104.9	1,098.3
Retained earnings	1,001.9	355.1
Accumulated other comprehensive income (loss), after tax	(31.1)	4.4
Unearned compensation — restricted Common Share awards	(17.4)	(21.5)

Total common shareholders' equity	2,066.6	1,444.6

Total liabilities, minority interest and common shareholders' equity	$15,896.5	$16,492.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Unaudited
(millions, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Earned insurance and reinsurance premiums	$952.6	$97.7
Net investment income	86.7	24.0
Net gains (losses) on investments	(.2)	10.1
Amortization of deferred credits	—	8.7
Other revenue	46.5	13.8

Total revenues	1,085.6	154.3

Expenses:
Loss and loss adjustment expenses	699.6	90.2
Insurance and reinsurance acquisition expenses	177.5	23.0
General and administrative expenses	173.9	23.2
Accretion of fair value adjustment to loss and loss adjustment expense reserves	24.0	—
Interest expense	18.2	1.9

Total expenses	1,093.2	138.3

Pretax earnings (loss)	(7.6)	16.0
Tax benefit	12.5	1.1

Net income before minority interest and accounting changes	4.9	17.1
Accretion of mandatorily redeemable Preferred Stock of subsidiary to face value	(2.4)	—
Dividends on mandatorily redeemable Preferred Stock of subsidiaires	(7.6)	—

Net income (loss) before accounting changes	(5.1)	17.1
Cumulative effect of changes in accounting principles (See Note 1)	660.2	—

Net income available to common shareholders	655.1	17.1

Net change in unrealized gains and losses for investments held	$(33.4)	$(8.1)
Net change in foreign currency translation	(.8)	(.6)
Recognition of net unrealized gains for investments sold	(1.3)	(8.3)

Comprehensive net income	$619.6	$.1

Basic earnings per Common Share:
Net income (loss) before accounting changes	$(.62)	$2.91
Cumulative effect of changes in accounting principles	80.71	—
Net income	80.09	2.91
Diluted earnings per Common Share:
Net income (loss) before accounting changes	$(.62)	$2.88
Cumulative effect of changes in accounting principles	80.71	—
Net income	80.09	2.88
Dividends declared and paid per Common Share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2002	2001
	(millions)
Cash flows from operations:
Net income	$655.1	$17.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(660.2)	—
Deferred income tax benefit	(15.4)	(2.1)
Amortization of deferred credits and other benefits	—	(8.7)
Net losses (gains) on investments	.2	(10.1)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	147.9	(29.1)
Net change in loss and loss adjustment expense reserves	(212.8)	(7.1)
Net change in insurance and reinsurance premiums receivable	78.6	(.8)
Net change in unearned insurance and reinsurance premiums	(102.8)	10.9
Net change in deferred acquisition costs	39.6	(2.2)
Net change in funds held under reinsurance treaties	(77.4)	30.3
Net change in other assets and liabilities	(85.9)	(21.8)

Net cash flows used for operations	(233.1)	(23.6)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	994.3	(18.8)
Sales of fixed maturity investments	1,249.0	37.5
Maturities of fixed maturity investments	25.4	24.2
Sales of common equity securities and other investments	46.6	38.1
Sale of consolidated subsidiary	—	23.6
Purchases of fixed maturity investments	(1,967.8)	(28.6)
Purchases of common equity securities and other investments	(65.4)	(41.7)
Net dispositions (acquisitions) of property and equipment	.7	(2.8)

Net cash flows provided from investing activities	282.8	31.5

Cash flows from financing activities:
Repayments of debt	(49.0)	—
Cash dividends paid to common shareholders	(8.3)	(5.9)
Cash dividends paid to preferred shareholders	(7.6)	—
Proceeds from issuances of Common Shares	.9	—

Net cash used for financing activities	(64.0)	(5.9)

Net (decrease) increase in cash during period	(14.3)	2.0
Cash balances at beginning of period	67.4	4.4

Cash balances at end of period	$53.1	$6.4

Supplemental cash flows information:
Interest paid	$(13.7)	$(3.3)
Net income taxes received	1.3	.3
Common Shares issued in lieu of cash compensation (non-cash)	(3.9)	—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

        White Mountains' consolidated property and casualty insurance operations are conducted primarily through OneBeacon Insurance Group LLC ("OneBeacon"), which was acquired by White Mountains on June 1, 2001. OneBeacon owns several property and casualty insurance and reinsurance companies throughout the United States. These include OneBeacon Insurance Company, National Farmers Union Property and Casualty Company ("NFU"), Houston General Insurance Company, Folksamerica Reinsurance Company (together with Folksamerica Holding Company, Inc. and subsidiaries, "Folksamerica") and Peninsula Insurance Company ("PIC"). Folksamerica and PIC are owned by OneBeacon but are run as separate entities, with distinct operations, management and business strategies.

        In December 2001 White Mountains acquired substantially all of the international reinsurance operations of the Folksam Group of Stockholm, Sweden through its wholly-owned subsidiary Fund American Reinsurance Company Ltd. ("Fund American Re"). In December 2001 White Mountains formed White Mountains Underwriting Limited ("WMU"), an Ireland-domiciled consulting services provider specializing in international property excess reinsurance. Through these recently-formed operations, White Mountains has begun the formation and growth of its internationally-based reinsurance operations.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in connection with the purchase or sale of the Company's consolidated affiliates.

Change in Accounting Principles—Deferred Credits and Goodwill

        On January 1, 2002, White Mountains adopted Statement of Financial Accounting Standards ("SFAS") No. 141 entitled "Business Combinations" which requires the recognition of all existing deferred credits arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142 entitled "Goodwill and Other Intangible Assets" which calls for the amortization of existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS No. 142, little guidance existed as to how to determine and measure goodwill impairment. White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital Reinsurance Company and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

        Net income and earnings per Common Share for the three months ended March 31, 2001, adjusted to exclude goodwill amortization expense and revenues from the amortization of deferred credits, is as follows:

	Net income	Basic earnings per Common Share	Diluted earnings per Common Share
	Millions, except per share amounts
Reported net income	$17.1	$2.91	$2.88
Amortization of deferred credits	(8.7)	(1.48)	(1.47)
Amortization of goodwill	.8	.13	.13
Adjusted net income	$9.2	$1.56	$1.54

Foreign currency translation

        Net after tax unrealized losses from foreign currency fluctuations associated with Fund American Re's operations, Folksamerica's Canadian operations and certain loss reserves totalled $3.5 million and $2.7 million at March 31, 2002 and December 31, 2001, respectively. These net after tax unrealized losses are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss) and changes in these values are reported on the Company's statement of income and comprehensive income as a component of comprehensive net income.

Note 2. Acquisition of OneBeacon and Related Transactions

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

        In connection with the Acquisition, CGNU caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated AAA (Extremely Strong) by Standard & Poor's and A++ (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation for up to $400.0 million on losses occurring in years 2000 and prior (the "GRC Cover").

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual")

pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately $1.5 billion in written premiums, or approximately 45% of OneBeacon's total business. Over the first two years of the agreement, the underwriting results and cash flows of the renewed policies will be shared between OneBeacon and Liberty Mutual. A reinsurance agreement pro-rates results so that OneBeacon shares in approximately two-thirds and one-third of the underwriting results corresponding to renewals in the first and second years, respectively. OneBeacon is now focused on becoming a profitable independent agency property and casualty insurance company in the Northeast and for select specialty business on a national basis.

Pro Forma Financial Information for the Acquisition and the Renewal Rights Agreement—Three Months Ended March 31, 2001

        Supplemental unaudited pro forma condensed combined income statement information for the three months ended March 31, 2001, which assumes that the Acquisition and the Renewal Rights Agreement had occurred as of January 1, 2001, follows:

Pro Forma Three Months Ended March 31, 2001
(Unaudited) Millions, except per share amounts
Total revenues as reported	$154.3
Pro forma effect of the Acquisition	44.9
Pro forma effect of the Renewal Rights Agreement	(24.4)

Total pro forma revenues	$174.8

Net loss from continuing operations	$(173.2)

Loss per share numerator:
Net loss from continuing operations available to common shareholders	$(479.4)
Net loss available to common shareholders	(500.3)
Loss per share:
Net loss from continuing operations	$(81.53)
Net loss	(85.08)

        The unaudited pro forma information presented above for the three months ended March 31, 2001 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition and the Renewal Rights Agreement been consummated at January 1, 2001. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover, the GRC Cover and $402 million in realized investment gains which are included therein. These items served to reduce revenues and net income during the 2001 pro forma period presented by approximately $1.1 billion and $46 million, respectively.

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	Millions
Gross beginning balance	$9,527.6	$1,556.3
Less beginning reinsurance recoverable on unpaid losses	(4,203.5)	(726.5)

Net loss and loss adjustment expense reserves	5,324.1	829.8
Loss and loss adjustment expenses incurred relating to:
Current year losses	716.7	79.0
Prior year losses	(.1)	11.2
Other adjustments	(17.0)	—

Total incurred loss and loss adjustment expenses	699.6	90.2
Accretion of fair value adjustment to loss and loss adjustment expense reserves	24.0	—
Loss and loss adjustment expenses paid relating to:
Current year losses	(152.2)	(3.0)
Prior year losses	(630.8)	(121.1)

Total loss and loss adjustment expense payments	(783.0)	(124.1)
Net ending balance	5,264.7	795.9
Plus ending reinsurance recoverable on unpaid losses	4,050.1	753.3

Gross ending balance	$9,314.8	$1,549.2

        Favorable incurred loss and loss adjustment expenses include $17.0 million relating to the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with Folksamerica's 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). The collection experience and financial stability of the reinsurance facility for which this allowance was established have improved significantly since the acquisition and the allowance was determined to be unnecessary. Incurred losses and loss adjustment expenses related to prior accident years of $11.2 million for the three months ended March 31, 2001 related primarily to losses in Folksamerica's property excess line.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001 ($244.0 million at December 31, 2001) is being accreted through an income statement charge over the period the claims are expected to be settled. As such, White Mountains recognized $24.0 million of loss and loss adjustment expenses for the three months ended March 31, 2002. The fair values of OneBeacon's loss and loss adjustment expense reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted OneBeacon's nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and adjusted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's historical loss data. The result was subsequently reduced by the "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves. This was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would incur if it had attempted to reinsure the full amount of its net loss and loss adjustment expense reserves with a third party reinsurer.

Note 4. Earnings Per Share

        Basic earnings per Common Share is computed using the weighted average number of Common Shares outstanding. Diluted earnings per Common Share is computed using the weighted average number of Common Shares and the net effect of dilutive equivalent Common Shares outstanding. The following table outlines the Company's computation of earnings per Common Share for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Earnings per Common Share numerators (in millions):
Net income (loss) before accounting changes	$(5.1)	$17.1
Cumulative effect of changes in accounting principles	660.2	—

Net income available to common shareholders	$655.1	$17.1

Earnings per Common Share denominators (in thousands):
Basic earnings per Common Share denominator (average Common Shares outstanding)	8,180	5,880
Dilutive options and warrants to acquire Common Shares(1)	—	51

Diluted earnings per Common Share denominator	8,180	5,931

Basic earnings per Common Share (in dollars):
Net income (loss) before accounting changes	$(.62)	$2.91
Cumulative effect of changes in accounting principles	80.71	—

Net income	$80.09	$2.91

Diluted earnings per Common Share (in dollars):
Net income (loss) before accounting changes	$(.62)	$2.88
Cumulative effect of changes in accounting principles	80.71	—

Net income	$80.09	$2.88

(1)
The 2002 period excludes the net anti-dilutive effects of (i) options to acquire 72,865 Common Shares at an average price of $119.92 per Common Share, (ii) warrants to acquire 1,714,285 Common Shares at $175.00 per Common Share, and (iii) restricted Common Shares which are being expensed through the income statement. The 2001 period includes the net dilutive effects of options to acquire 81,000 Common Shares at an average price of $112.32 per Common Share.

Note 5. Segment Information

        White Mountains has determined that its reportable segments include the operations of OneBeacon, reinsurance operations (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier Re Holdings Ltd. "Montpelier") and other insurance operations and holding company activities (consisting of PIC, certain other insurance operations and the operations of the Company and its intermediate subsidiary holding companies).

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. There are no significant intercompany transactions among White Mountains' segments.

        Certain amounts in the prior periods have been reclassified to conform with the current presentation. Selected financial information for White Mountains' segments follows:

	OneBeacon	Reinsurance	Other Insurance Operations and Holding Company	Total
	Millions
Three months ended March 31, 2002
Earned insurance and reinsurance premiums	$802.5	$143.1	$7.0	$952.6
Net investment income	77.5	11.1	(1.9)	86.7
Net gains (losses) on investments	2.0	(2.9)	.7	(.2)
Other revenue	(1.4)	17.2	30.7	46.5

Total revenues	$880.6	$168.5	$36.5	$1,085.6

Pretax earnings (loss)	$6.1	$31.8	$(45.5)	$(7.6)
Tax benefit (provision)	(2.2)	(3.3)	18.0	12.5
Minority interest expenses	—	—	(10.0)	(10.0)

Net income (loss) before accounting changes	$3.9	$28.5	$(37.5)	$(5.1)

Three months ended March 31, 2001
Earned insurance and reinsurance premiums	$—	$91.8	$5.9	$97.7
Net investment income	—	16.2	7.8	24.0
Net gains on investments	—	5.0	5.1	10.1
Other revenue and amortization of deferred credits	—	6.4	16.1	22.5

Total revenues	$—	$119.4	$34.9	$154.3

Pretax earnings (loss)	$—	$(4.0)	$20.0	$16.0
Tax benefit	—	1.1	—	1.1

Net income (loss)	$—	$(2.9)	$20.0	$17.1

Ending assets

March 31, 2002	$12,102.2	$3,274.4	$519.9	$15,896.5
December 31, 2001	$12,654.5	$3,346.1	$492.2	$16,492.8

Note 6. Related Party Transaction

        Folksamerica recently entered into a quota share retrocessional arrangement with Olympus Reinsurance Ltd. ("Olympus Re"), a Bermuda-domiciled reinsurer, which is designed to increase Folksamerica's ability to capitalize on the enhanced reinsurance fundamentals during 2002 and beyond. Under the quota share treaty, effective January 1, 2002 Folksamerica has ceded 75% of all of its short-tailed excess of loss business to Olympus Re. During the first quarter of 2002, Folksamerica ceded $28.3 million in earned premiums and $3.5 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the first quarter of 2002, White Mountains earned $10.2 million of management and service fee revenues from business referred to Olympus Re.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings, Ltd. ("Olympus Holdings"), Olympus Re's parent. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Note 7. Commitments and Contingencies

        Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept assignments from the New York Automobile Insurance Plan (the "NYAIP") for their market share of voluntary premiums written two years prior. In connection with the Acquisition, White Mountains estimated the fair value of the liability associated with NYAIP assignments as a result of voluntary business written by OneBeacon in periods prior to the Acquisition and recorded a liability of $110.0 million as a part of purchase accounting in its financial statements. This liability was $126.5 million as of March 31, 2002.

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2002 AND 2001

        OneBeacon's results during the first quarter of 2002 reflect clear improvements over 2001 results. Favorable market conditions, good weather and drastic steps taken since June 1, 2001 to fix the business have all contributed to this improvement. OneBeacon's core trade ratio (as defined herein) improved to 104% for the first quarter of 2002 versus 114% for the year ended December 31, 2001 (which included approximately five points as a result of the terrorist attacks of September 11, 2001, "the Attacks"). OneBeacon's overall trade ratio (which includes business subject to the Renewal Rights Agreement, NFU and certain other insurance products in run-off) improved to 109% for the first quarter of 2002 versus 120% for the year ended December 31, 2001 (which included approximately three points as a result of the Attacks). OneBeacon expects its operations will continue to improve as the effects of better pricing, underwriting and claims management continue to emerge.

        Folksamerica's statutory combined ratio, including the favorable effects of deferred reinsurance gains, improved to 99% for the first quarter of 2002 from 118% for the full year 2001 (which included approximately three points as a result of the Attacks). White Mountains expects the favorable trends in Folksamerica's operations to continue as better prices, terms and conditions are reflected in earned premiums and as other reinsurance operations (consisting of Fund American Re, WMU and its investment in Montpelier) continue to develop under favorable market conditions.

        The following table summarizes White Mountains' current and prior book values per Common Share:

	March 31, 2002	December 31, 2001	March 31, 2001
Fully converted book value per Common Share	$221.80	$160.36	$176.14
Fully converted tangible book value per Common Share	221.80	225.81	185.44

        White Mountains ended the first quarter of 2002 with a fully converted book value per Common Share of $221.80 versus a December 31, 2001 fully converted tangible book value per Common Share of $225.81 per Common Share (which includes the recognition of unamortized deferred credit and goodwill balances at that time). White Mountains' decrease in book value during the first quarter of 2002 related primarily to unrealized losses experienced in its portfolio of fixed income securities which offset improved operating results at OneBeacon, Folksamerica and White Mountains' other reinsurance operations.

        The following table summarizes White Mountains' consolidated financial results for the three month periods ended March 31, 2002 and 2001 follow:

	Three months ended March 31,
	2002	2001
	Millions
Total revenues	$1,085.6	$154.3
Total expenses	1,093.2	138.3
Net income	655.1	17.1
Comprehensive net income	619.6	.1

        White Mountains' comprehensive net income for the 2002 period consisted of $48.7 million of net income from its insurance and reinsurance operations and $660.2 million in net income from the cumulative effect of accounting changes, offset by a $15.6 million after tax write-off of deferred acquisition costs associated with OneBeacon's non-core insurance operations, $35.6 million in after tax net realized and unrealized investment losses, and $38.1 million in after tax financing costs and purchase accounting adjustments. The accounting changes related to the recognition of White Mountains' remaining excess of book value of businesses it acquired in prior years over the consideration paid, which had no impact on White Mountains' tangible book value per Common Share.

        During the 2001 first quarter, White Mountains had comprehensive net income of $.1 million as its earnings were offset by unrealized losses on investments.

        Within this report, references made to OneBeacon's operations relating to periods prior to the Acquisition have been made solely to illustrate significant trends and changes in OneBeacon's business that have occurred post-Acquisition. White Mountains' reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

Summary of Operations by Segment

OneBeacon

        OneBeacon reported a net gain from operations of $18.3 million for the three months ended March 31, 2002, offset by a $15.6 million after tax write-off of deferred acquisition costs associated with non-core business subject to the Renewal Rights Agreement with Liberty Mutual and $28.1 million in after tax net realized and unrealized investment losses on its large fixed income portfolio.

        OneBeacon's core business consists of Personal and Commercial agency-produced accounts in New England, New York and New Jersey and selected Specialty operations. Personal lines include auto, homeowners and Custom-Pac products (combination policies offering home, auto and optional coverages). Commercial lines include package (combination policies offering property and liability coverage), commercial auto and workers compensation. OneBeacon's core Specialty businesses (which are produced in various geographic areas) principally include non-crop farm and ranch business, ocean marine and tuition reimbursement. OneBeacon's non-core businesses consist of business transferred to Liberty Mutual, the operations of NFU and certain other operations in runoff.

Underwriting Results

        The following table provides the underwriting results of OneBeacon's four distinct underwriting sub-segments for the three months ended March 31, 2002:

	OneBeacon
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
	Three months ended March 31, 2002, Millions
Net written premiums	$270.1	$138.7	$51.9	$460.7	$227.8	$688.5

Earned premiums	$229.8	$155.1	$57.6	$442.5	$360.0	$802.5
Loss and loss adjustment expenses	(182.7)	(107.8)	(31.5)	(322.0)	(290.8)	(612.8)
Other underwriting expenses	(57.7)	(49.9)	(16.7)	(124.3)	(152.7)	(277.0)

Net underwriting gain (loss)	$(10.6)	$(2.6)	$9.4	$(3.8)	$(83.5)	$(87.3)

Trade Ratios (a):
Loss and loss adjustment expenses	80%	70%	55%	73%	81%	76%
Underwriting expenses	28	36	30	31	32	33

Total	108%	106%	85%	104%	113%	109%

(a)
The trade ratio is a modified statutory combined ratio. A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and loss adjustment expenses to premiums earned (the "loss and loss adjustment expense ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to premiums written (the "expense ratio"). In calculating OneBeacon's trade ratio, the expense ratio is modified by dividing other underwriting expenses including general and administrative expenses, by earned premiums rather than written premiums. OneBeacon believes that the trade ratio is the best measure of the current profitability of its businesses because it relates the cost of producing the business to premiums written and the cost of operating the business to premiums earned. In the trade ratio, fees earned on OneBeacon's New York limited assignment distribution business, AutoOne, are recorded as a reduction of net loss and loss adjustment expenses incurred.

        OneBeacon's current underwriting results, as measured by its trade ratios, have improved from those experienced in 2001. Regional results continue to be unsatisfactory overall. Improved market conditions, mild weather and significant corrective actions have contributed to the improvements. White Mountains believes that its purchase of OneBeacon added significant value to its shareholders, provided it can quickly, and significantly, improve OneBeacon's operations.

        Regional premium writings declined during first quarter 2002 as the book is repositioned for improved profitability. Concentrations of value in New York City, other urban areas and the Atlantic seacoast are also being reduced. Specialty businesses and AutoOne are growing.

        Non-core results are as expected. The business transferred to Liberty Mutual and reinsured in part by OneBeacon under a quota share agreement is managed by the Liberty Regional Agency Market organization. OneBeacon is satisfied that Liberty Mutual is managing that business in a manner generally consistent with OneBeacon's interests.

        No significant changes were made to prior year reserves during the first quarter.

Core Operations

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement, NFU and certain other insurance products in run-off. OneBeacon's goal is to achieve target underwriting profits in all core areas in 2003.

        Commercial Lines.    Price increases of 21% were achieved in the first quarter. Poor accounts and agencies have been terminated. A team of experts reviewed all large accounts to ensure timely corrective actions. Renewal retention is generally low, especially in New York City where focus has been on reducing concentration of risks subject to terrorism exposure. Credit terms are being tightened to market standards. Overall, premium volume from core operations is down 32% in 2002 versus the first quarter of 2001.

        Personal Lines.    OneBeacon writes the majority of its personal business in Massachusetts, New York and New Jersey, three states with difficult automobile regulatory environments and significant involuntary market loads. A dedicated staff with expertise in the unique regulatory aspects of each state manages each business. To capitalize on significant market opportunities created by the growth of the New York involuntary personal auto market, AutoOne, a division of OneBeacon, became a limited assignment distribution carrier in late 2001. During the 2002 first quarter, AutoOne wrote approximately $28 million in premium with associated servicing fees of approximately $32 million to third parties. Contracts in place with 17 clients are expected to generate third party premium writings of approximately $100 million with associated servicing fees of approximately $114 million for all of 2002. Excluding AutoOne's writings, OneBeacon's personal lines volume from core operations decreased approximately 11% in 2002 versus the first quarter of 2001.

        OneBeacon is focused on improving its underwriting results as quickly as possible within the regulatory environment. In addition to rate increases of 4% in auto and 8% in homeowners,

OneBeacon has improved premium adequacy through aggressive rate pursuit, improved insurance to value and better claims management.

        Specialty Lines.    Overall underwriting results for specialty businesses are excellent and favorable market conditions continue. Written premiums have grown 12% over the first quarter of 2001, due to rate increases, high renewal retentions and new business. In February 2002, OneBeacon entered the directors and officers, professional liability and medical provider excess markets under the name OneBeacon Professional Partners ("OBPP"). OBPP is staffed with a team of experienced professionals, and has recently sold its first policies.

Reinsurance

        Folksamerica.    Folksamerica reported a net gain from operations of $20.4 million for the three months ended March 31, 2002 and $20.1 million in net income from the adoption of SFAS Nos. 141 and 142, offset by $7.7 million in after tax net realized and unrealized investment losses. Folksamerica reported a net loss of $6.3 million from operations and $4.1 million in after tax net realized and unrealized investment losses during the comparable 2001 period. Folksamerica's 2002 net income from operations includes $17.0 million of net income relating to the reversal of an allowance for doubtful reinsurance recoveries established in connection with its acquisition of PCA which did not affect Folksamerica's statutory results or its statutory combined ratio. Folksamerica's 2001 net loss from operations includes modest losses from catastrophes.

        A summary of Folksamerica's underwriting results for the three month periods ended March 31, 2002 and 2001 follows:

	Three months ended March 31,
	2002	2001
	Dollars in millions
Earned premiums	$139.3	$91.9
Loss and loss adjustment expenses	(79.7)	(86.1)
Other underwriting expenses	(46.6)	(28.1)

Net underwriting gain (loss)	$13.0	$(22.3)

        A summary of Folksamerica's statutory combined ratios for the three month periods ended March 31, 2002 and 2001 follows:

	Three months ended March 31,
Statutory combined ratios
	2002	2001
Loss and loss adjustment expense	70%	94%
Underwriting expense	32	29

Combined	102%	123%

        Folksamerica's statutory combined ratios presented do not take into account the full favorable impact of a retroactive reinsurance cover placed during 2000 which covers certain losses associated with Folksamerica's asbestos and environmental exposures as well as losses associated with certain of Folksamerica's acquisitions in recent years. Because this contract was written to cover losses incurred in prior years, the reinsurance benefit recorded in its statutory financial statements is not included in Folksamerica's statutory combined ratio; however, adverse development on reserves of business covered under this contract is required to be included in its statutory combined ratio. The reinsurance benefits obtained from this contract totalled $4.4 million and $4.6 million for the periods ended March 31, 2002, and 2001, respectively. Had the retroactive reinsurance benefits been permitted to be recognized in Folksamerica's 2002 and 2001 statutory combined ratios, they would have served to decrease such ratios by approximately 3 and 5 points to 99% and 118%, respectively.

        Folksamerica's 2002 net premiums written were $146.6 million for the first three months of 2002, an increase of 49% over the comparable 2001 period. Folksamerica's significant increase in net written premiums in 2002 is primarily attributable to the favorable impact of improved terms and conditions, coupled with the general "flight to quality" by most major reinsurance buyers. Also contributing to the increase in net premiums is Folksamerica's new relationship with WMU which has resulted in referrals of European reinsurance placements to Folksamerica. Additionally, under a new quota share agreement, Folksamerica cedes 75% of all underwritten business referred to it by WMU and 75% of all its short-tailed excess of loss business to Olympus Re. Folksamerica receives an override commission on all premiums ceded to Olympus Re. The additional capacity provided by the quota share relationship with Olympus Re has enhanced Folksamerica's ability to participate in property reinsurance business where price increases have been the most significant. Folksamerica's 2002 gross premiums written were $216.0 million for the first three months of 2002, an increase of 44% over the comparable 2001 period.

        As previously stated, Folksamerica's financial results have begun to improve and are expected to continue to improve as the favorable reinsurance conditions are recognized in earned premiums. In recent months, Folksamerica has experienced strong rate increases and improved terms across all lines of business written.

  Fund American Re.

        A summary of Fund American Re's underwriting results for the three month period ended March 31, 2002 follows:

Three months ended March 31, 2002
Millions
Earned insurance premiums	$3.8
Loss and loss adjustment expenses	(2.6)
Other underwriting expenses	(1.3)

Net underwriting loss	$(.1)

        Fund American Re reported a net gain from operations of $.5 million for the three months ended March 31, 2002, offset by $.1 million in after tax net unrealized investment losses. Fund American Re's combined ratio for the first quarter of 2002 was 102% on $3.8 million of earned premiums. Fund American Re experienced a successful renewal period at January 1, 2002 in which it wrote $14.1 million of net premiums and expects to write approximately $40.0 million in premiums during 2002.

        A summary of the revenues recorded from WMU and White Mountains' investment in Montpelier for the three month period ended March 31, 2002 follows:

	WMU	Montpelier	Total
	Millions
Three months ended March 31, 2002
Third party management and service fee revenues	$7.9	$—	$7.9
Equity in earnings recorded by White Mountains	—	2.9	2.9

Total revenues from WMU and Montpelier	$7.9	$2.9	$10.8

        WMU.    WMU recorded a net gain from operations of $7.6 million for the quarter ended March 31, 2002. WMU receives fee income on reinsurance placements referred to Olympus Re and is entitled to a profit commission on net underwriting profits on referred business.

        Montpelier.    Montpelier is a Bermuda-domiciled insurance and reinsurance holding company which was formed to respond to the current favorable underwriting and pricing environment in the reinsurance industry with approximately $1.0 billion of capital. OneBeacon invested $180.0 million in Montpelier consisting of 1,800,000 common shares valued at $100 per share. In addition, the Company received warrants to acquire an additional 797,088 common shares at $100 per share over the next ten years for its efforts in forming Montpelier. Through its holdings of common shares and warrants, White Mountains owns approximately 26% of Montpelier on a fully-converted basis.

        During the 2002 first quarter, White Mountains recorded $1.9 million in after tax equity in the earnings of Montpelier, offset by $1.8 million in after tax net unrealized investment losses. Montpelier reported to White Mountains that it had a successful first quarter and remains positioned to achieve its original projections. Montpelier's net premium writings during the first quarter of 2002 totalled $200 million which has grown to $400 million through April. Although it is premature to predict Montpelier's likely loss ratio for 2002, Montpelier is not aware of any major loss events occurring since its inception.

Other Insurance Operations and Holding Company

        White Mountains' other operations are comprised of the Company, PIC, Esurance, Inc. ("Esurance") and certain of the Company's other insurance operations and its intermediate holding companies.

        White Mountains' other operations reported a net operating loss of $36.0 million from its other operations offset by $640.1 million in net income from the adoption of SFAS Nos. 141 and 142. White Mountains' 2002 net loss from its other operations resulted primarily from the effects of financing activities and purchase accounting undertaken in connection with the OneBeacon acquisition and a $4.3 million after tax net loss at Esurance. Esurance continues to further develop its internet distribution capabilities and has experienced solid growth in its revenues during the first quarter of 2002.

        White Mountains' comprehensive net income from its other operations of $.1 million during the first quarter of 2001 resulted principally from an $11.4 million after tax gain from the sale of Waterford Insurance Company to a third party offset by net unrealized investment losses.

Review of Consolidated Results

        Within this report, references made to OneBeacon's operations relating to periods prior to the Acquisition have been made solely to illustrate significant trends and changes in OneBeacon's business that have occurred post-Acquisition. White Mountains' reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

        Earned insurance and reinsurance premiums totalled $952.6 million for first quarter of 2002 versus $97.7 million for the comparable 2001 period. The large increase in earned premiums from the 2001 period to the 2002 period resulted primarily from the Acquisition. See "Summary of Operations by Segment" for a further discussion of earned insurance and reinsurance premiums by White Mountains' segments and lines of business.

        White Mountains' total net pretax investment returns for the three months ended March 31, 2002 and 2001 are shown below:

	Three months ended March 31,
	2002	2001
	Millions
Net investment income	$86.7	$24.0
Net gains (losses) on investments	(.2)	10.1
Net decrease in unrealized investment gains and losses	(50.5)	(22.9)

Total net investment return, before tax	$36.0	$11.2

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its operating subsidiaries and dividend income from its equity investments. The significant increase in net investment income from the 2001 period to the 2002 period is mainly attributable to White Mountains' larger portfolio of fixed maturity investments resulting from the Acquisition.

        Net gains and losses on investments totalled $(.2) million and $10.1 million for the three months ended March 31, 2002 and 2001, respectively. The net gains on investments recognized by White Mountains during the 2001 period resulted primarily from sales of common stocks and other investments. No significant gains were realized by White Mountains during the 2002 period. White Mountains' net decrease in unrealized investment gains during the 2002 period resulted primarily from decreases in the value of its portfolio of fixed maturity investments resulting from increases in market interest rates experienced during the period. During the 2001 period, White Mountains' net decrease in unrealized gains was the result of decreases in the values of common equity portfolios of White Mountains and its investment in unconsolidated affiliate, Main Street America Holdings, Inc.

        Amortization of deferred credits provided $8.7 million in revenue during the 2001 first quarter. In accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits (totalling $682.5 million) through the income statement on January 1, 2002 as a cumulative effect of a change in accounting principle.

        Other revenues totalled $46.5 million and $13.8 million for the 2002 and 2001 first quarters, respectively. Other revenue recorded for 2002 consisted primarily of $25.3 million in interest receivable on amounts due resulting from Internal Revenue Service examinations which were finalized during the period, $7.9 million in net service fee revenues and a $5.5 million gain on the sale of real estate. Other revenue recorded during the 2001 period consisted primarily of a $12.4 million pretax gain from the sale of Waterford Insurance Company to a third party.

        Losses and loss adjustment expenses totalled $699.6 million for first quarter of 2002 versus $90.2 million for the comparable 2001 period. The large increase in losses and loss adjustment expenses from the 2001 period to the 2002 period resulted primarily from the Acquisition. See "Summary of Operations by Segment" for a further discussion of losses and loss adjustment expenses by White Mountains' segments and lines of business.

        Insurance and reinsurance acquisition expenses, which consist primarily of insurance and reinsurance brokerage and commission expenses, totalled $177.5 million for the first quarter of 2002 versus $23.0 million for the comparable 2001 period. The increase in these insurance expenses from the 2001 period to the 2002 period is primarily attributable to the Acquisition.

        General and administrative expenses totalled $173.9 million for the first quarter of 2002 versus $23.2 million for the 2001 comparable period. Share-based compensation, consisting of performance shares, restricted Common Shares and options to acquire Common Shares, constituted $25.8 million and $6.4 million of such general and administrative expenses during the 2002 and 2001 periods, respectively. The increase in general and administrative expenses, including the increase in share-based compensation, from 2001 to 2002 is primarily attributable to the Acquisition.

        In connection with purchase accounting for the Acquisition, in June 2001 White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001 ($244.0 million at December 31, 2001) is being accreted through an income statement charge over the period the claims are expected to be settled. As such, White Mountains recognized $24.0 million of accretion of fair value adjustment to loss and loss adjustment expense reserves during the first quarter of 2002. White Mountains will accrete the remaining $220.0 million reduction to loss and loss adjustment expense reserves over the future periods that the claims are settled.

        Interest expense totalled $18.2 million for the first quarter of 2002 versus $1.9 million for the comparable 2001 period. The increase in interest expense from the 2001 period to the 2002 period resulted primarily from borrowings under the lending facility used to finance the Acquisition (the "Lehman Facility"), related interest rate swap agreements and the Seller Note which were undertaken on or after June 1, 2001. Interest expense for the first quarter of 2002 totalled $14.3 million for the Lehman Facility and related swap agreements and $3.3 million for the Seller Note. The swap program results in a weighted average fixed rate of 7.1% on $700.0 million of its total borrowings under the Lehman Facility.

        White Mountains recorded accretion and dividends on subsidiary preferred stock of $2.4 million and $7.6 million, respectively, for the 2002 first quarter. The accretion of preferred stock represents a charge to the income statement to accrete the carrying value of preferred stock issued to Berkshire Hathaway Inc. (the "Berkshire Preferred Stock") on June 1, 2001 from its recorded value (currently $152.7 million) to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term. This charge has no impact on White Mountains' computation of book value per Common Share. The preferred stock dividends represent dividends declared and paid on the Berkshire Preferred Stock as well as $20.0 million in preferred stock issued by a subsidiary of the Company in connection with the Acquisition.

        During the 2002 first quarter, White Mountains recognized a $660.2 million gain associated with the cumulative effect of the adoption of SFAS Nos. 141 and 142 as further described herein.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of cash inflows for the Company and certain of its intermediary holding companies are investment income, sales of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states and jurisdictions under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

        White Mountains has made sizable acquisitions of run-off insurance portfolios in recent years. These transactions involved the assumption of sizable portfolios of invested assets on favorable terms, as well as the assumption of insurance liabilities. Run-off liabilities paid are shown on White Mountains' statement of cash flows as uses of operating cash whereas sales of the related assets acquired are shown as sources of cash from investing activities.

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

        White Mountains' cash used for operations of $233.1 million for the 2002 first quarter and $23.6 million during the comparable 2001 period were primarily the result of claims payments and general expenses exceeding premiums collected at White Mountains' insurance and reinsurance subsidiaries.

        White Mountains' cash provided from investing activities of $282.8 million for the 2002 first quarter and $31.5 million during the comparable 2001 period resulted primarily from net sales of investment securities.

        White Mountains' cash used for financing activities of $64.0 million for the three months ended March 31, 2002 resulted primarily from repayments of principal under the Lehman Facility and cash dividends paid to common and preferred shareholders. White Mountains' cash used for financing activities of $5.9 million for the three months ended March 31, 2001 resulted from cash dividends paid to common shareholders.

        Further information concerning White Mountains' liquidity and capital resource activities during the first three months of 2002 and 2001 follows:

        On March 29, 2002, White Mountains made a scheduled principal amortization payment of $49.0 million on the Lehman Facility. During the first three months of 2002, White Mountains paid a total of $13.6 million in interest under the Lehman Facility including $4.1 million paid under related interest rate swap agreements.

        In March 2002 White Mountains declared and paid a total of $7.6 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2002 the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the 2002 first quarter, the Company issued a total of 19,500 Common Shares to its employees in satisfaction of obligations under White Mountains' Long-Term Incentive Plan in the form of 11,700 performance shares and Options to acquire 7,800 Common Shares. The Company received proceeds of $.9 million as a result of the exercise of Options during the period.

        In January 2001 the Company completed the sale of Waterford Insurance Company to a third party for consideration of $23.6 million in cash, net of transaction related expenses.

        In February 2001 the Company issued 21,000 restricted Common Shares to its key employees which vest fully in December 2002.

        In March 2001 the Company declared and paid an annual dividend of $5.9 million to its common shareholders.

Contractual Obligations and Covenants

        Set forth below is a schedule of White Mountains' material contract obligations and commitments as of March 31, 2002:

	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	(Millions)
Debt	$328.6	$64.0	$71.5	$204.0	$408.4	$1,076.5
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations	$328.6	$64.0	$71.5	$204.0	$728.4	$1,396.5

        White Mountains' debt due in one-year or less includes scheduled principal amortization of $56.5 million under the Lehman Facility, the $260.0 million Seller Note and $12.1 million in other indebtedness of which $5.1 million has been prepaid and is being held in escrow for the benefit of debtholders. The Seller Note becomes due in November 2002 and may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per Common Share. White Mountains has classified the Seller Note as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the instrument.

        The Lehman Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At March 31, 2002, White Mountains was in compliance with all of the covenants under the Lehman Facility, and anticipates it will continue to meet the financial covenants under the Lehman Facility for the foreseeable future.

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

Related Party Transaction

        Under the quota share treaty which became effective January 1, 2002, Folksamerica has ceded 75% of all of its short-tailed excess of loss business to Olympus Re. During the first quarter of 2002, Folksamerica ceded $28.3 million in earned premiums and $3.5 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the first quarter of 2002, White Mountains earned $10.2 million of management and service fee revenues from business referred to Olympus Re.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated by reference in this report which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

  •
  growth in book value per share or return on equity;

  •
  business strategy;

  •
  financial and operating targets or plans;

  •
  incurred losses and the adequacy of its loss and loss adjustment expense reserves;

  •
  projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

  •
  expansion and growth of our business and operations; and

  •
  future capital expenditures.

        These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

  •
  the continued availability of capital and financing;

  •
  general economic, market or business conditions;

  •
  the acquisition and other business opportunities (or lack thereof) that may be presented to and pursued;

  •
  competitive forces, including the conduct of other property and casualty insurers and reinsurers;

  •
  changes in applicable domestic or foreign laws or regulations, our competitors or our clients;

  •
  an economic downturn or other economic conditions adversely affecting our financial position;

  •
  loss reserves established subsequently proving to have been inadequate; and

  •
  other factors, most of which are beyond our control.

        Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. White Mountains assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        White Mountains' consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in: interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices such as prices for common equity securities. Due to White Mountains' sizable investments in fixed maturity investments at its insurance and reinsurance subsidiaries and the Lehman Facility and related interest rate swaps, market risk can have a significant effect on White Mountains' consolidated financial position.

        There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities
None.
Item 3.	Defaults upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote by Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
11—Statement Re Computation of Per Share Earnings*
(b) Reports on Form 8-K

On January 2, 2002, the Registrant filed a Form 8-K (Item 5) which provided final copies of certain agreements executed in connection with it's previously announced December 20, 2001 acquisition of substantially all of the international reinsurance operations of the Folksam Group of Stockholm, Sweden.

On January 14, 2002, the Registrant filed a Form 8-K amendment (Item 2) which provided the requisite historical and pro forma financial data in connection with Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) to Form 8-K dated September 5, 2001 relating to the Renewal Rights Agreement with Liberty Mutual.
On February 28, 2002, the Registrant filed a Form 8-K amendment (Item 9) which served to furnish the Company's December 31, 2001 earnings release.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP LTD. (Registrant)
Date: May 15, 2002	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

QuickLinks

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Table of Contents
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED BALANCE SHEETS (dollars in millions, except share amounts)
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Unaudited (millions, except per share amounts)
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2002 AND 2001
Summary of Operations by Segment
Review of Consolidated Results
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
SIGNATURES