Form 10-Q
period 2002-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2002-08-14
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	94-2708455 (I.R.S. Employer Identification No.)
28 Gates Street, White River Junction, Vermont 05001-7066 (Address of principal executive offices including zip code)

(802) 295-4500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 12, 2002, 8,284,181 Common Shares with a par value of $1.00 per share were outstanding (which includes 94,500 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets, June 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Income and Comprehensive Income (Unaudited), Three and Six Months Ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (Unaudited), Six Months Ended June 30, 2002 and 2001	5
	Consolidated Statements of Common Shareholders' Equity (Unaudited), Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations—Three and Six Months Ended June 30, 2002 and 2001	20
	Liquidity and Capital Resources	30
	Forward-Looking Statements	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
PART II.	OTHER INFORMATION
Items 1 through 6		35
SIGNATURES		36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Fixed maturity investments, at fair value (cost: $7,073.0 and $6,156.5)	$7,178.7	$6,128.3
Short-term investments, at amortized cost (which approximates fair value)	1,434.6	2,545.8
Common equity securities, at fair value (cost: $212.9 and $155.1)	256.1	173.6
Other investments (cost: $140.3 and $150.0)	160.4	158.0

Total investments	9,029.8	9,005.7
Cash	55.2	67.4
Reinsurance recoverable on unpaid losses	4,067.7	4,203.5
Reinsurance recoverable on paid losses	186.6	138.5
Insurance and reinsurance premiums receivable	903.7	1,062.0
Deferred tax asset	503.6	696.4
Investments in unconsolidated insurance affiliates	322.6	311.1
Deferred acquisition costs	265.7	313.3
Current taxes recoverable	222.9	69.9
Investment income accrued	103.8	99.9
Goodwill	—	22.3
Other assets	581.4	502.8

Total assets	$16,243.0	$16,492.8

Liabilities
Loss and loss adjustment expense reserves	$9,179.9	$9,527.6
Unearned insurance and reinsurance premiums	1,652.7	1,814.5
Debt	1,061.2	1,125.4
Accounts payable on unsettled investment purchases	441.0	236.0
Funds held under reinsurance treaties	292.8	361.7
Deferred credits	—	682.5
Other liabilities	1,235.0	1,130.2

Total liabilities	13,862.6	14,877.9

Minority interest—mandatorily redeemable preferred stock of subsidiaries (redemption value $320.0)	175.3	170.3

Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,284,181 and 8,264,681 shares	8.3	8.3
Paid-in surplus	1,102.6	1,098.3
Retained earnings	995.4	355.1
Accumulated other comprehensive income, after tax	112.2	4.4
Unearned compensation—restricted Common Share awards	(13.4)	(21.5)

Total common shareholders' equity	2,205.1	1,444.6

Total liabilities, minority interest and common shareholders' equity	$16,243.0	$16,492.8

See Notes to Consolidated Financial Statements including Note 8 for Commitments and Contingencies

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Earned insurance and reinsurance premiums	$884.7	$451.3	$1,837.3	$549.0
Net investment income	101.5	58.2	188.2	82.2
Net realized gains (losses) on investments	(2.5)	23.2	(2.7)	33.3
Other revenue	23.2	19.8	69.7	42.3

Total revenues	1,006.9	552.5	2,092.5	706.8

Expenses:
Loss and loss adjustment expenses	652.8	410.5	1,352.4	500.7
Insurance and reinsurance acquisition expenses	164.6	97.7	342.1	120.7
General and administrative expenses	152.1	77.2	326.0	100.4
Accretion of fair value adjustment to loss and loss adjustment expense reserves	27.4	7.5	51.4	7.5
Interest expense	17.5	6.5	35.7	8.4
Share appreciation expense for Series B Warrants	—	78.1	—	78.1

Total expenses	1,014.4	677.5	2,107.6	815.8

Pretax loss	(7.5)	(125.0)	(15.1)	(109.0)
Tax benefit	4.0	23.3	16.5	24.4

Net income (loss) before minority interest, extraordinary items and accounting changes	(3.5)	(101.7)	1.4	(84.6)
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	(7.5)	(2.4)	(15.1)	(2.4)
Accretion of mandatorily redeemable Preferred Stock of subsidiary to face value	(2.6)	(.7)	(5.0)	(.7)

Net loss from continuing operations	(13.6)	(104.8)	(18.7)	(87.7)
Cumulative effect of changes in accounting principles (Note 1)	—	—	660.2	—
Extraordinary gain—excess of fair value of acquired assets over cost	7.1	—	7.1	—
Extraordinary loss—early extinguishment of debt	—	(4.8)	—	(4.8)

Net income (loss)	(6.5)	(109.6)	648.6	(92.5)

Net change in unrealized gains and losses for investments held	$150.1	$(9.2)	$116.7	$(19.9)
Net change in foreign currency translation	(1.2)	.3	(2.0)	(.3)
Recognition of net unrealized gains for investments sold	(5.6)	(22.7)	(6.9)	(28.4)

Comprehensive net income (loss)	$136.8	$(141.2)	$756.4	$(141.1)

Computation of net income (loss) available to common shareholders:
Net income (loss)	$(6.5)	$(109.6)	$648.6	$(92.5)
Redemption value adjustment—Convertible Preference Shares	—	(384.3)	—	(384.3)
Dividends on Convertible Preference Shares	—	(.3)	—	(.3)

Net income (loss) available to common shareholders	$(6.5)	$(494.2)	$648.6	$(477.1)

Basic earnings per Common Share:
Net loss from continuing operations	$(1.66)	$(83.30)	$(2.29)	$(80.36)
Net income (loss)	(.79)	(84.12)	79.25	(81.18)
Diluted earnings per Common Share:
Net loss from continuing operations	$(1.68)	$(83.30)	$(2.31)	$(80.36)
Net income (loss)	(.81)	(84.12)	79.23	(81.18)
Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(dollars in millions)

	Six Months Ended June 30,
	2002	2001
Cash flows from operations:
Net income (loss)	$648.6	$(92.5)
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(660.2)	—
Extraordinary gain—excess of fair value of acquired assets over cost	(7.1)	—
Extraordinary loss—early extinguishment of debt	—	4.8
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	15.1	2.4
Net losses (gains) on investments	2.7	(33.3)
Share appreciation expense for Series B Warrants	—	78.1
Amortization of deferred credits	—	(25.5)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	87.7	(48.5)
Net change in loss and loss adjustment expense reserves	(363.6)	(58.8)
Net change in insurance and reinsurance premiums receivable	158.3	10.3
Net change in unearned insurance and reinsurance premiums	(163.0)	(19.2)
Net change in deferred acquisition costs	47.6	(3.7)
Net change in funds held under reinsurance treaties	(68.9)	(60.7)
Other, net	(2.5)	62.1

Net cash flows used for operations	(305.3)	(184.5)

Cash flows from investing activities:
Net decrease in short-term investments	1,111.2	812.3
Sales of fixed maturity investments	2,636.1	317.6
Maturities of fixed maturity investments	792.2	37.8
Sales of common equity securities and other investments	74.9	124.1
Sale of consolidated subsidiary, net of cash sold	—	23.6
Purchases of consolidated subsidiaries, net of cash acquired	(.5)	(1,814.5)
Purchases of fixed maturity investments	(4,107.0)	(658.4)
Purchases of common equity securities and other investments	(138.6)	(91.0)
Net dispositions (acquisitions) of property and equipment	10.4	(6.2)

Net cash flows provided from (used for) investing activities	378.7	(1,254.7)

Cash flows from financing activities:
Cash dividends paid to common and preferred shareholders	(23.4)	(8.6)
Net issuances (repurchases) of Common Shares	.9	(2.0)
Repayments of debt	(63.1)	(100.6)
Proceeds from issuance of debt	—	825.0
Proceeds from issuance of Convertible Preference Shares	—	437.6
Proceeds from issuance of mandatorily redeemable Preferred Stock of subsidiaries	—	245.0
Proceeds from issuance of warrants to acquire Common Shares	—	75.0

Net cash (used for) provided from financing activities	(85.6)	1,471.4

Net (decrease) increase in cash during period	(12.2)	32.2
Cash balances at beginning of period	67.4	4.4

Cash balances at end of period	$55.2	$36.6

Supplemental cash flows information:
Interest paid	$(28.7)	$(7.0)
Net income taxes receipts (payments)	23.0	(.1)
Common Shares issued in lieu of cash compensation (non-cash)	(3.9)	—

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

(dollars in millions)

	Total Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income items, after tax	Unearned compensation
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	648.6	—	648.6	—	—
Other comprehensive income items, after tax	107.8	—	—	107.8	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	(.6)	(.6)	—	—	—
Issuances of Common Shares	4.9	4.9	—	—	—
Amortization of restricted Common Shares	8.1	—	—	—	8.1

Balances at June 30, 2002	$2,205.1	$1,110.9	$995.4	$112.2	$(13.4)

	Total Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss) items, after tax	unearned compensation
Balances at January 1, 2001	$1,046.5	$72.1	$927.5	$46.9	$—

Increase in the beneficial conversion feature of the Convertible Preference Shares	(384.3)	—	(384.3)	—	—
Net loss	(92.5)	—	(92.5)	—	—
Other comprehensive income items, after tax	(48.6)	—	—	(48.6)	—
Dividends declared:
Common Shares	(5.9)	—	(5.9)	—	—
Convertible Preference Shares	(.3)	—	(.3)	—	—
Common Shares repurchased	(2.0)	(.1)	(1.9)	—	—
Issuance of Series A Warrants	105.7	105.7	—	—	—
Issuance of restricted Common Shares	—	31.9	—	—	(31.9)
Amortization of restricted Common Shares	2.3	—	—	—	2.3

Balances at June 30, 2001	$620.9	$209.6	$442.6	$(1.7)	$(29.6)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

        These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11. The Company's principal executive office is located at 28 Gates Street, White River Junction, Vermont 05001-7066 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM DX.

        White Mountains' consolidated property and casualty insurance operations are conducted primarily through the OneBeacon Insurance Group LLC family of companies which includes, among several others, OneBeacon Insurance Company, National Farmers Union Property and Casualty Company ("NFU") and Houston General Insurance Company (collectively "OneBeacon"). OneBeacon was acquired by White Mountains on June 1, 2001. In connection with the acquisition of OneBeacon, the insurance and reinsurance operations of Folksamerica Holding Company, Inc. (together with its subsidiaries, including Folksamerica Reinsurance Company, "Folksamerica"), Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), British Insurance Company of Cayman ("BICC") and Esurance, Inc. ("Esurance") were contributed to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies.

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

        In December 2001 White Mountains invested in a Bermuda-domiciled insurance and reinsurance holding company named Montpelier Re Holdings Ltd. ("Montpelier") which was formed to respond to the current favorable underwriting and pricing environment in the reinsurance industry with approximately $1.0 billion of capital. OneBeacon invested $180.0 million in Montpelier consisting of 1,800,000 common shares valued at $100 per share. In addition, the Company received warrants to acquire an additional 797,088 common shares at $100 per share over the next ten years for its efforts in forming Montpelier. Through its holdings of common shares and warrants, White Mountains owns approximately 26% of Montpelier on a fully-converted basis.

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

Recently Adopted Changes in Accounting Principles

        On January 1, 2002, White Mountains adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 entitled "Business Combinations" which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle. SFAS No. 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain. In accordance with SFAS No. 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica's acquisition of Imperial Casualty and Indemnity Company ("Imperial Casualty") in April 2002.

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142 entitled "Goodwill and Other Intangible Assets" which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS No. 142, little guidance existed as to how to determine and measure goodwill impairment. As a result of the issuance of SFAS No. 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital Reinsurance Company (the "Risk Capital Operations") and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

        Net loss from continuing operations, net loss and loss per Common Share amounts for the three and six months ended June 30, 2001, adjusted to exclude charges from goodwill amortization and credits from deferred credit amortization, are as follows:

	Three months ended June 30, 2001		Six months ended June 30, 2001
Millions	Net loss from continuing operations	Net loss	Net loss from continuing operations	Net loss
Reported net loss	$(104.8)	$(109.6)	$(87.7)	$(92.5)
Amortization of deferred credits	(16.8)	(16.8)	(25.5)	(25.5)
Amortization of goodwill	.8	.8	1.6	1.6

Adjusted net loss	$(120.8)	$(125.6)	$(111.6)	$(116.4)

	Three months ended June 30, 2001		Six months ended June 30, 2001
Basic and diluted loss per Common Share:	Net loss from continuing operations	Net loss	Net loss from continuing operations	Net loss
Reported net loss per Common Share	$(83.30)	$(84.12)	$(80.36)	$(81.18)
Amortization of deferred credits	(2.86)	(2.86)	(4.34)	(4.34)
Amortization of goodwill	.13	.13	.26	.26

Adjusted net loss per Common Share	$(86.03)	$(86.85)	$(84.44)	$(85.26)

Foreign currency translation

        Net after tax unrealized losses from foreign currency fluctuations associated with the operations of WMU and Fund American Re and the Canadian and Latin American operations of Folksamerica totalled $4.7 million and $2.7 million at June 30, 2002 and December 31, 2001, respectively. These net after tax unrealized foreign currency translation losses are recorded in shareholders' equity as a component of accumulated other comprehensive income and changes in these values are reported on the Company's statement of income and comprehensive income as a component of comprehensive net income.

Note 2. Acquisition of OneBeacon and Related Transactions

        On June 1, 2001, White Mountains acquired OneBeacon from London-based CGNU plc. ("CGNU") for $2,114.3 million (the "Acquisition"), of which $260.0 million consisted of a convertible note payable (the "Seller Note") with the balance paid in cash. OneBeacon, which is headquartered in Boston, Massachusetts, is focused on becoming a profitable independent agency property and casualty insurance company in the Northeast and a select specialty business on a national basis. OneBeacon operates primarily through a network of independent insurance agents.

        In connection with the Acquisition, CGNU caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong) by Standard & Poor's and "A++" (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover"), and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million on losses occurring in years 2000 and prior (the "GRC Cover").

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately $1.5 billion in net written premiums, or approximately 45% of OneBeacon's total business. Over the first two years of the agreement, the underwriting results and cash flows of the renewed policies will be shared between OneBeacon and Liberty Mutual. A reinsurance agreement pro-rates results so that OneBeacon shares in approximately two-thirds and one-third of the underwriting results corresponding to renewal premiums written in the first and second years, respectively.

Pro Forma Financial Information for the Acquisition—Six Months Ended June 30, 2001

        Supplemental unaudited pro forma condensed combined income statement information for the six months ended June 30, 2001, which assumes that the Acquisition had occurred as of January 1, 2001, follows:

(Unaudited) Millions, except per share amounts	Six Months Ended June 30, 2001
Total revenues as reported	$706.8
Pro forma effect of the Acquisition	2,384.5

Total pro forma revenues	$3,091.3

Pro forma net loss from continuing operations	$(104.7)

Pro forma net loss from continuing operations available to common shareholders	$(491.1)

Pro forma net loss from continuing operations per Common Share—basic and diluted	$(83.55)

        The unaudited pro forma information presented above for the six months ended June 30, 2001 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition been consummated at January 1, 2001. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the

GRC Cover, which are not included therein, and $323 million in realized investment gains which are included therein. The NICO Cover and the GRC Cover would have served to reduce revenues by $1.5 billion and to increase the net loss from continuing operations by $284 million during the 2001 pro forma period presented. In addition, the pro forma results presented above do not reflect the effects of the Renewal Rights Agreement had it occurred as of January 1, 2001, which would have served to reduce revenues by approximately $178 million and to reduce expenses by approximately $208 million during the pro forma period presented.

Note 3. Loss and Loss Adjustment Expense Reserves
and Reinsurance Recoverable on Unpaid Losses

        White Mountains' insurance subsidiaries establish loss and loss adjustment expense reserves ("LAE") that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Reinsurance is an arrangement in which a reinsurance company (a "reinsurer") contractually agrees to indemnify an insurance company for all or a portion of the insurance risks underwritten by the insurance company. White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net insurance loss reserves represent loss and loss adjustment expense reserves reduced by reinsurance recoverable on unpaid losses.

        In a broad sense, loss and loss adjustment expense reserves have two components: case reserves, which are reserves established within the claims function for claims that have been reported to White Mountains and reserves established by management for claims incurred but not reported to White Mountains and for future development on claims that have been reported (collectively, "IBNR"). Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim. White Mountains' claims staff periodically adjusts case reserves as additional information becomes known or payments are made. Generally accepted actuarial methods are used to project estimates of IBNR. Actuaries use a variety of statistical and analytical methods to determine estimates of IBNR, which are based, in part, on historical claim reporting and payment patterns. In estimating IBNR, actuaries consider all available information, including historical experience, changes in business mix, coverage limits, changes in claims handling practices, pricing, reinsurance protections, inflation and the effects of legal, social and legislative trends on future claim payments. Management exercises judgment based upon its knowledge of its business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate it believes reflects White Mountains' expected ultimate unpaid loss and loss adjustment expenses and related reinsurance recoverables.

        Regardless of the techniques used, estimation is inherent in the process of establishing unpaid loss reserves and related reinsurance recoverables as of any given date. Uncertainties in projecting ultimate claim amounts are magnified by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short. The claim-tail for liability coverages, such as general and product liability, directors and officers liability, medical malpractice and workers' compensation, can be especially long as claims are often reported or settled years after the related occurrences. During the claims reporting and settlement period, additional facts regarding claims and trends become known which may cause White Mountains to adjust its estimate of its ultimate net loss and loss adjustment expense liability.

        Loss and loss adjustment expense reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of numerous factors that occurred prior to White Mountains' acquisition of OneBeacon on June 1, 2001. As discussed in the 2001 Annual Report on Form 10-K, OneBeacon is the result of the 1998 merger of the U.S. operations of General Accident plc and Commercial Union plc, two companies with different underwriting and claims management philosophies and practices. Following the merger, poorly managed integration, changes in case reserving practices and inconsistencies in the categorization of claims data between the two businesses made the process of establishing overall reserves more difficult than usual.

        Beginning in September 2000, after White Mountains entered into a definitive agreement to purchase OneBeacon, and more so after White Mountains completed the acquisition on June 1, 2001, management has worked diligently to bring case reserves in line with White Mountains' reserving philosophy, complete the integration of claims systems and reconstruct historical claims information. However, it is possible that reserves will develop materially higher despite management's efforts to improve the claims management and reserving process.

        White Mountains' reinsurance subsidiaries establish loss and loss adjustment expense reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred. White Mountains' reinsurance subsidiaries also obtain reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains for all or a portion of the reinsurance risks underwritten by White Mountains. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as "retrocessional reinsurance" arrangements. White Mountains establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and loss adjustment expense liability associated with reinsurance contracts offered to its customers (the "ceding companies"), net of an allowance for uncollectible amounts. Net reinsurance loss reserves represent loss and loss adjustment expense reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

        Reinsurance loss and loss adjustment expense reserve estimates reflect the judgement of both the ceding companies and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claims. The ceding companies may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including loss adjustment expense reserves, based upon White Mountains' share of the amount of reserves established by the ceding company and White Mountains' independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes reserves in excess of its share of the reserves established by the ceding company.

        White Mountains uses a combination of actuarial methods to determine its reinsurance IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced by White Mountains, as supplemented by reported industry patterns, and (2) methods in which the level of White Mountains' reinsurance IBNR claim reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written.

        The estimation of net reinsurance loss and loss adjustment expense reserves is subject to the same factors as the estimation of insurance loss and loss adjustment expense reserves. In addition to those factors which give rise to inherent uncertainties in establishing insurance loss and loss adjustment expense reserves, the claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary insurers or reinsurers.

        As a result of the uncertainties in the determination of insurance and reinsurance loss and loss adjustment expense reserves and related reinsurance recoverables described above, White Mountains' actual net loss and loss adjustment expenses paid may deviate, perhaps materially, from estimates reflected in the consolidated financial statements. Changes to prior year net reserves are booked in the current accounting period in accordance with GAAP. Accordingly, if net loss and loss adjustment expense reserves develop adversely from amounts currently established, future results of operations would be negatively impacted.

        The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions
	2002	2001	2002	2001
Gross beginning balance	$9,314.8	$1,549.2	$9,527.6	$1,556.3
Less beginning reinsurance recoverable on unpaid losses	(4,050.1)	(753.3)	(4,203.5)	(726.5)

Net loss and loss adjustment expense reserves	5,264.7	795.9	5,324.1	829.8
Net loss and loss adjustment expense reserves acquired—OneBeacon (1)	—	4,394.4	—	4,394.4
Net loss and loss adjustment expense reserves acquired—Imperial Casualty	11.0	—	11.0	—
Loss and loss adjustment expenses incurred relating to:
Current year losses	653.6	398.6	1,370.3	477.6
Prior year losses	(.8)	11.9	(.9)	23.1
Other adjustments	—	—	(17.0)	—

Total incurred loss and loss adjustment expenses	652.8	410.5	1,352.4	500.7
Accretion of fair value adjustment to loss and LAE reserves	27.4	7.5	51.4	7.5
Loss and loss adjustment expenses paid relating to:
Current year losses	(293.3)	(154.5)	(445.5)	(157.5)
Prior year losses	(550.4)	(297.3)	(1,181.2)	(418.4)

Total loss and loss adjustment expense payments	(843.7)	(451.8)	(1,626.7)	(575.9)
Net ending balance	5,112.2	5,156.5	5,112.2	5,156.5
Plus ending reinsurance recoverable on unpaid losses	4,067.7	2,705.6	4,067.7	2,705.6

Gross ending balance	$9,179.9	$7,862.1	$9,179.9	$7,862.1

(1)
Reinsurance recoverable on unpaid losses acquired in the OneBeacon acquisition was $1,969.8 million.

        Favorable incurred loss and loss adjustment expenses in the six months ended June 30, 2002 include $17.0 million relating to the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with Folksamerica's 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). The collection experience and financial stability of the reinsurance facility for which this allowance was established have improved significantly since the acquisition and the allowance was determined to be unnecessary. Incurred losses and loss adjustment expenses related to prior accident years of $23.1 million for the six months ended June 30, 2001 primarily represent: (i) higher than expected reported losses in Folksamerica's property excess line recorded during the 2001 first quarter and (ii) strengthening recorded in the 2001 second quarter related to business ceded to Imagine Re as part of a retroactive reinsurance agreement entered into during 2000. The offsetting benefit resulting from this agreement with Imagine Re was deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001

($192.6 million at June 30, 2002) is being accreted through an income statement charge ratably with, and over the period the claims are settled. As such, White Mountains recognized $27.4 million and $51.4 million of such charges, recorded as loss and loss adjustment expenses, for the three and six months ended June 30, 2002, respectively and $7.5 million in each of the 2001 comparable periods.

        Reinsurance contracts do not relieve White Mountains of its primary obligation to its policyholders. Therefore, the financial position and solvency of White Mountains' reinsurers is critical to the collectibility of its reinsurance coverages. White Mountains is selective with regard to its reinsurers, placing reinsurance with only those reinsurers with strong financial strength ratings. Reinsurance recoverables from Berkshire Hathaway, Inc. ("Berkshire"), a related party of White Mountains and NICO and GRC's ultimate parent (See Note 7) under the NICO Cover and the GRC Cover represented 62.0% of White Mountains' total reinsurance recoverables at June 30, 2002 and at December 31, 2001. Both NICO and GRC have "A++" (Superior) ratings from A.M. Best. The remaining reinsurers generally are rated "A" (Excellent) or better by A.M. Best. White Mountains monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.

Note 4. Investment Securities

        White Mountains' portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (i.e., greater than 99% of such securities received a rating from the National Association of Insurance Commissioners of 1 or 2) and are classified as being available for sale. Nearly all of the fixed maturity securities currently held by White Mountains are publicly traded.

        The cost or amortized cost, gross unrealized gains and losses, and carrying values of White Mountains' investment securities (excluding short-term investments and investments in unconsolidated insurance affiliates) by category as of June 30, 2002 were as follows:

	June 30, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
Fixed maturity investments	$7,073.0	$147.8	$(42.1)	$7,178.7
Common equity securities	212.9	54.6	(11.4)	256.1
Other investments	140.3	26.8	(6.7)	160.4

Total	$7,426.2	$229.2	$(60.2)	$7,595.2

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but serve to reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but serve to reduce net income and earnings per common share.

        White Mountains' methodology of assessing other-than-temporary impairments is based on security-specific facts, circumstances and intentions as of the balance sheet date. As a result, subsequent adverse changes in an issuers' credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per common share but would not impact comprehensive net income, shareholders' equity or tangible book value.

        During the three and six months ended June 30, 2002, White Mountains experienced $5.0 million and $5.2 million in other-than-temporary impairment charges, respectively, which related primarily to White Mountains' investment in Insurance Partners, a limited partnership carried in other investments. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2002 and 2001 periods presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2002 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary as White Mountains has the ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2002 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary.

        As of June 30, 2002, only one investment security within White Mountains' investment portfolio had an after tax unrealized loss of more than $3.0 million. White Mountains had a $5.6 million pretax ($3.6 million after tax) unrealized loss as of June 30, 2002 associated with its investment in Amlin plc ("Amlin") common stock with a cost of $24.9 million. White Mountains views this unrealized loss as being temporary in light of several mitigating factors, including sustained improvements in overall insurance rates, terms and conditions experienced by Amlin post September 11, an increase in Amlin's underwriting capacity through recent capital raising activities, its recently affirmed financial strength rating of "A2" (Good) by Moody's Investor Service and its stable market price despite recent world equity market turbulence.

Note 5. Earnings Per Share

        Basic earnings per Common Share is computed using the weighted average number of Common Shares and restricted Common Shares outstanding. Diluted earnings per Common Share is computed using the weighted average number of Common Shares and the net effect of dilutive equivalent Common Shares outstanding which consist of warrants to acquire Common Shares held by Berkshire and options to acquire Common Shares held by management. White Mountains expensed the warrants upon their issuance in June 2001 and expenses its options and restricted Common Shares over their vesting period. These charges are fully reflected in White Mountains' earnings per Common Share numerators. The following table outlines the Company's computation of earnings per Common Share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic earnings per Common Share numerators (in millions):
Net loss from continuing operations	$(13.6)	$(104.8)	$(18.7)	$(87.7)
Redemption value adjustment—Convertible Preference Shares(1)	—	(384.3)	—	(384.3)
Dividends on Convertible Preference Shares(1)	—	(.3)	—	(.3)

Net loss from continuing operations available to common shareholders	$(13.6)	$(489.4)	$(18.7)	$(472.3)

Cumulative effect of changes in accounting principles	—	—	660.2	—
Extraordinary gain—excess of fair value of net assets acquired over cost	7.1	—	7.1	—
Extraordinary loss—early extinguishment of debt	—	(4.8)	—	(4.8)

Net income (loss) available to common shareholders	$(6.5)	$(494.2)	$648.6	$(477.1)

Diluted earnings per Common Share numerators (in millions):
Net loss from continuing operations available to common shareholders	$(13.6)	$(489.4)	$(18.7)	$(472.3)
Dilution to equity in earnings from Montpelier(2)	(.2)	—	(.2)	—

Adjusted net loss from continuing operations available to common shareholders	$(13.8)	$(489.4)	$(18.9)	$(472.3)

Net income (loss) available to common shareholders	$(6.5)	$(494.2)	$648.6	$(477.1)
Dilution to equity in earnings from Montpelier(2)	(.2)	—	(.2)	—

Adjusted net income (loss) available to common shareholders	$(6.7)	$(494.2)	$648.4	$(477.1)

Basic and diluted earnings per Common Share denominators:
Average Common Shares outstanding (in thousands)(3)	8,190	5,876	8,185	5,878

Basic earnings per Common Share (in dollars):
Net loss from continuing operations	$(1.66)	$(83.30)	$(2.29)	$(80.36)
Cumulative effect of changes in accounting principles	—	—	80.67	—
Extraordinary gain—excess of fair value of net assets acquired over cost	.87	—	.87	—
Extraordinary loss—early extinguishment of debt	—	(.82)	—	(.82)

Net income (loss)	$(.79)	$(84.12)	$79.25	$(81.18)

Diluted earnings per Common Share (in dollars):
Net loss from continuing operations	$(1.68)	$(83.30)	$(2.31)	$(80.36)
Cumulative effect of changes in accounting principles	—	—	80.67	—
Extraordinary gain — excess of fair value of net assets acquired over cost	.87	—	.87	—
Extraordinary loss—early extinguishment of debt	—	(.82)	—	(.82)

Net income (loss)	$(.81)	$(84.12)	$79.23	$(81.18)

(1)
On June 1, 2001, the Company issued the Convertible Preference Shares which were subsequently converted into Common Shares upon shareholder approval on August 23, 2001. Absent shareholder approval, each holder had the right to require the Company to repurchase, for cash, the Convertible Preference Shares on an "as converted" basis at a future date. For this reason, the Convertible Preference Shares were deemed to have a beneficial conversion feature which required the instrument to be marked-to-market through the date of shareholder approval. This charge represents the excess of the market value of Common Shares at June 30, 2001 over the investors' cost of the Convertible Preference Shares on June 1, 2001 and did not impact White Mountains' tangible book value.

(2)
Represents an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding options and warrants to acquire common shares of Montpelier that are currently in-the-money.
(3)
The diluted earnings per Common Share denominator for the three and six month periods ended June 30, 2002 excludes the net anti-dilutive effects of options to acquire 69,265 Common Shares at an average price per share of $120.81 and 73,065 Common Shares at an average price per share of $119.94, respectively, and warrants to acquire 1,714,285 Common Shares at price per share of $175.00 (the "Warrants"). The diluted earnings per Common Share denominator for the three and six month periods ended June 30, 2001 excludes the net anti-dilutive effects of options to acquire 81,000 Common Shares at an average price per share of $114.26 and 81,000 Common Shares at an average price per share of $113.41 per share, respectively, and Warrants to acquire 385,714 Common Shares and 194,917 Common Shares, respectively, at a price per share of $175.00.

Note 6. Segment Information

        White Mountains has determined that its reportable segments include "OneBeacon" (consisting solely of the operations of OneBeacon), "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and "Other Operations" (consisting of PIC, ACIC, BICC, Esurance and the operations of the Company and its intermediate subsidiary holding companies).

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to its Board of Directors. There are no significant intercompany transactions among White Mountains' segments.

Millions	OneBeacon	Reinsurance	Other Operations	Total
Six months ended June 30, 2002
Earned insurance and reinsurance premiums	$1,532.0	$290.7	$14.6	$1,837.3
Net investment income	162.4	29.4	(3.6)	188.2
Net gains (losses) on investments	14.6	(6.9)	(10.4)	(2.7)
Other revenue	(1.7)	37.4	34.0	69.7

Total revenues	$1,707.3	$350.6	$34.6	$2,092.5

Pretax earnings (loss)	$36.5	$58.8	$(110.4)	$(15.1)
Tax benefit (provision)	(12.7)	(10.0)	39.2	16.5
Minority interest charges	—	—	(20.1)	(20.1)

Net income (loss) before accounting changes	$23.8	$48.8	$(91.3)	$(18.7)

Six months ended June 30, 2001
Earned insurance and reinsurance premiums	$330.0	$206.7	$12.3	$549.0
Net investment income	38.5	26.2	17.5	82.2
Net gains on investments	3.7	12.8	16.8	33.3
Other revenue and amortization of deferred credits	—	11.6	30.7	42.3

Total revenues	$372.2	$257.3	$77.3	$706.8

Pretax earnings (loss)	$(52.1)	$3.2	$(60.1)	$(109.0)
Tax benefit (provision)	20.2	(.7)	4.9	24.4
Minority interest charges	—	—	(3.1)	(3.1)

Net income (loss)	$(31.9)	$2.5	$(58.3)	$(87.7)

Millions	OneBeacon	Reinsurance	Other Operations	Total
Three months ended June 30, 2002
Earned insurance and reinsurance premiums	$729.5	$147.6	$7.6	$884.7
Net investment income	84.9	18.3	(1.7)	101.5
Net gains (losses) on investments	12.6	(4.0)	(11.1)	(2.5)
Other revenue	(.3)	20.2	3.3	23.2

Total revenues	$826.7	$182.1	$(1.9)	$1,006.9

Pretax earnings (loss)	$30.4	$27.0	$(64.9)	$(7.5)
Tax benefit (provision)	(10.5)	(6.7)	21.2	4.0
Minority interest charges	—	—	(10.1)	(10.1)

Net income (loss) before accounting changes	$19.9	$20.3	$(53.8)	$(13.6)

Three months ended June 30, 2001
Earned insurance and reinsurance premiums	$330.0	$114.9	$6.4	$451.3
Net investment income	38.5	10.0	9.7	58.2
Net gains on investments	3.7	7.8	11.7	23.2
Other revenue and amortization of deferred credits	—	5.2	14.6	19.8

Total revenues	$372.2	$137.9	$42.4	$552.5

Pretax earnings (loss)	$(52.1)	$7.2	$(80.1)	$(125.0)
Tax benefit (provision)	20.2	(1.8)	4.9	23.3
Minority interest charges	—	—	(3.1)	(3.1)

Net income (loss)	$(31.9)	$5.4	$(78.3)	$(104.8)

Ending assets
June 30, 2002	$12,315.4	$3,506.9	$420.7	$16,243.0
December 31, 2001	$12,654.5	$3,346.1	$492.2	$16,492.8

        The following table provides further information on OneBeacon's four distinct underwriting sub-segments consisting of its Personal, Commercial, Specialty and Non-core insurance products. OneBeacon's non-core businesses consist of business transferred to Liberty Mutual under the Renewal Rights Agreement, the operations of NFU and certain other operations in run-off. Discrete financial information for these sub-segments is limited to the 2002 information provided below:

	OneBeacon
Millions
	Personal	Commercial	Specialty	Total Core	Non-core	Total
Six months ended June 30, 2002
Earned insurance premiums	$471.6	$288.7	$117.0	$877.3	$654.7	$1,532.0
Loss and loss adjustment expenses	(364.0)	(199.9)	(66.3)	(630.2)	(524.1)	(1,154.3)
Other underwriting expenses	(122.5)	(96.8)	(37.5)	(256.8)	(275.5)	(532.3)

Net underwriting gain (loss)	$(14.9)	$(8.0)	$13.2	$(9.7)	$(144.9)	$(154.6)

Three months ended June 30, 2002
Earned insurance premiums	$241.8	$133.6	$59.4	$434.8	$294.7	$729.5
Loss and loss adjustment expenses	(181.3)	(92.1)	(34.8)	(308.2)	(233.3)	(541.5)
Other underwriting expenses	(64.8)	(46.9)	(20.8)	(132.5)	(122.8)	(255.3)

Net underwriting gain (loss)	$(4.3)	$(5.4)	$3.8	$(5.9)	$(61.4)	$(67.3)

Note 7. Related Party Transactions

        NICO and GRC are wholly-owned subsidiaries of Berkshire. Through the Warrants, Berkshire has the right to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share which represented approximately 17.0% of the total outstanding Common Shares at June 30, 2002 on a fully-converted basis.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings, Ltd. ("Olympus Holdings"), Olympus Re's parent. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings. Olympus Holdings' wholly owned subsidiary is Olympus Reinsurance Ltd. ("Olympus Re"), a Bermuda-domiciled reinsurer.

        Folksamerica recently entered into a quota share retrocessional arrangement with Olympus Re which is designed to increase Folksamerica's ability to capitalize on the industry-wide enhanced reinsurance fundamentals during 2002 and beyond. Under the quota share treaty, effective January 1, 2002 Folksamerica has ceded 75% of all of its short-tailed excess of loss business to Olympus Re. During the first half of 2002, Folksamerica ceded approximately $73 million in earned premiums and approximately $11 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the three and six months ended June 30, 2002, White Mountains earned $10.0 million and $20.2 million, respectively, from management and service fee revenues on business referred to Olympus Re.

        In June 2002 OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus Re through a 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus Re are responsible for 25% and 75%, respectively, of any losses incurred by OneBeacon related to a catastrophic event which causes OneBeacon to incur ultimate losses between $100.0 million and $125.0 million. Under this arrangement, Olympus will receive $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        White Mountains owns approximately 26% of Montpelier on a fully-converted basis through its holdings of common shares and warrants. K. Thomas Kemp, a Director and President of the Company, is a Director and the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 4% of the common shares of Montpelier.

        OneBeacon Asset Management, a wholly owned indirect subsidiary of White Mountains, provides investment advisory and management services to Montpelier's subsidiary, Montpelier Reinsurance Ltd. ("Montpelier Re") and Olympus Re. Montpelier Re and Olympus Re pay investment management fees based on month-end market values of investments held under custody to OneBeacon Asset Management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At June 30, 2002, OneBeacon Asset Management had $1.5 billion of assets under management from Olympus Re and Montpelier Re. In the six months ended June 30, 2002 OneBeacon Asset Management had received $1.5 million in fees from Olympus Re and Montpelier Re.

Note 8. Commitments and Contingencies

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

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by such subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $120 million in damages which they allege represents three years of their lost profits in the subject business. The Company, its named subsidiaries and its named employees do not believe they engaged in any improper or actionable conduct. At present, White Mountains has no reason to believe it has any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit.

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

        Within the following discussion, "Net gain (loss) from operations" represents comprehensive net income (loss) less after tax realized and unrealized gains and losses, extraordinary items and other items as specifically discussed herein. "Underwriting gain (loss)" represents insurance and/or reinsurance results only (i.e., premiums less losses and loss adjustment expenses and other underwriting expenses). References made to OneBeacon's operations relating to periods prior to the Acquisition have been made solely to illustrate significant trends and changes in OneBeacon's business that have occurred post-Acquisition. White Mountains' reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

        The following discussion contains forward-looking statements. White Mountains intends statements which are not historical in nature, and are hereby identified as, "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains' actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS
ENDED JUNE 30, 2002 AND 2001

        OneBeacon's results during the three and six months ended June 30, 2002 continue to reflect clear improvements over 2001 results. Favorable market conditions, good weather and steps taken since June 1, 2001 to fix the business have all contributed to this improvement. OneBeacon's core trade ratio (as defined on page 22 herein) improved to 101% and 103% for the three and six months ended June 30, 2002, respectively, versus 114% for the year ended December 31, 2001 (which included approximately five points as a result of the terrorist attacks of September 11, 2001, "the Attacks"). OneBeacon's overall trade ratio (which includes business subject to the Renewal Rights Agreement, NFU and certain other insurance products in run-off) improved to 109% for the three and six months ended June 30, 2002 versus 120% for the year ended December 31, 2001 (which included approximately three points as a result of the Attacks). OneBeacon expects its operations, particularly its core operations, will continue to improve as the effects of better pricing, underwriting and claims management continue to emerge.

        Folksamerica's statutory combined ratio, as adjusted to include the favorable effects of deferred retroactive reinsurance gains, improved to 98% for the three and six months ended June 30, 2002, respectively, from 120% for the full year 2001 (which included approximately six points as a result of the Attacks). White Mountains expects the favorable trends in Folksamerica's operations to continue as better prices, terms and conditions are reflected in its underwriting results. White Mountains also expects to experience favorable results from its other reinsurance operations (consisting of Fund American Re, WMU and its investment in Montpelier) as they continue to develop under favorable market conditions.

        The following table summarizes White Mountains' current and prior book values per Common Share:

	June 30, 2002	March 31, 2002	December 31, 2001
Fully converted book value per Common Share	$235.62	$221.80	$160.36
Fully converted tangible book value per Common Share	235.62	221.80	225.81

        White Mountains ended the second quarter of 2002 with a fully converted tangible book value per Common Share of $235.62 versus a fully converted tangible book value per Common Share of $221.80 as of March 31, 2002 and $225.81 as of December 31, 2001 (which includes the recognition of unamortized deferred credit and goodwill balances at that time). White Mountains' increase in book value during the second quarter of 2002 resulted primarily from unrealized gains experienced in its portfolio of fixed income securities.

        The following table summarizes White Mountains' consolidated financial results for the three and six month periods ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Total revenues	$1,006.9	$552.5	$2,092.5	$706.8
Total expenses	1,014.4	677.5	2,107.6	815.8
Net income (loss)	(6.5)	(109.6)	648.6	(92.5)
Comprehensive net income (loss)	136.8	(141.2)	756.4	(141.1)

        White Mountains' comprehensive net income for the three months ended June 30, 2002 of $136.8 million consisted of $30.9 million of net income from its insurance and reinsurance operations (which includes a $5.9 million after tax write-off of deferred acquisition costs associated with OneBeacon's non-core insurance operations), $143.1 million in after tax net realized and unrealized investment gains, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty and $44.3 million net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments).

        White Mountains' comprehensive net loss for the three months ended June 30, 2001 of $141.2 million consisted of a $48.5 million net loss from its insurance and reinsurance operations, $12.5 million in after tax net realized and unrealized investment losses, $97.0 million in net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments) and $16.8 million in net income associated with the amortization of deferred credits. Included within the net loss from other operations was a $78.1 million share appreciation expense relating to a portion of the outstanding Warrants (the "Series B Warrants") that were not exercisable prior to August 23, 2001.

        White Mountains' comprehensive net income for the six months ended June 30, 2002 of $756.4 million consisted of $59.8 million of net income from its insurance and reinsurance operations (which includes a $21.5 million after tax loss resulting from the write-off of deferred acquisition costs associated with OneBeacon's non-core insurance operations), $660.2 million in net income from the cumulative effect of accounting changes, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty, $108.3 million in after tax net realized and unrealized investment gains and $79.0 million in net losses from other operations (primarily after tax financing costs and purchase accounting adjustments). The accounting changes had no impact on White Mountains' tangible book value per Common Share.

        White Mountains' comprehensive net loss for the six months ended June 30, 2001 of $141.1 million consisted of a $58.3 million net loss from its insurance and reinsurance operations, $21.3 million in after tax net realized and unrealized investment losses, $87.0 million in net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments) and $25.5 million in net income associated with the amortization of deferred credits. Included within the net loss from other operations was a $78.1 million share appreciation expense for a portion of the Series B Warrants which represented the excess of the estimated fair value of the Series B Warrants of $127.3 million over White Mountains' purchase price allocation to the Series B Warrants. Upon shareholder approval on August 23, 2001, the Series B Warrants were reclassified to common shareholders' equity. This charge had no impact on White Mountains' tangible book value per Common Share.

Summary of Operations by Segment

OneBeacon

        OneBeacon's comprehensive net income of $134.8 million and $109.4 million for the three and six months ended June 30, 2002, respectively, consisted of net income from operations of $11.5 million and $14.2 million (which include $5.9 million and $21.5 million, respectively, in after tax losses resulting from write-off of deferred acquisition costs associated with non-core business subject to the Renewal Rights Agreement with Liberty Mutual), respectively, and after tax net realized and unrealized investment gains (principally on its fixed income portfolio) of $123.3 million and $95.2 million, respectively. OneBeacon reported a $48.0 million comprehensive net loss during the one month ended June 30, 2001, which consisted of $34.3 million in losses from operations and $13.7 million of after tax unrealized losses. OneBeacon's core business consists of Personal and Commercial agency-produced accounts in New England, New York and New Jersey and selected Specialty operations. Personal lines include auto, homeowners and Custom-Pac products (combination policies offering home, auto and optional coverages). Commercial lines include package (combination policies offering property and liability coverage), commercial auto and workers compensation. OneBeacon's core Specialty businesses (which are produced in various geographic areas) principally include non-crop farm and ranch business, ocean marine and tuition reimbursement. OneBeacon's non-core businesses consist of business transferred to Liberty Mutual under the Renewal Rights Agreement, the operations of NFU and certain other operations in run-off.

Underwriting Results

        The following table provides the underwriting results of OneBeacon's four distinct underwriting sub-segments for the three and six months ended June 30, 2002:

	OneBeacon
Six months ended June 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$539.5	$262.7	$115.5	$917.7	$421.1	$1,338.8

Earned insurance premiums	$471.6	$288.7	$117.0	$877.3	$654.7	$1,532.0
Loss and loss adjustment expenses	(364.0)	(199.9)	(66.3)	(630.2)	(524.1)	(1,154.3)
Other underwriting expenses	(122.5)	(96.8)	(37.5)	(256.8)	(275.5)	(532.3)

Net underwriting gain (loss)	$(14.9)	$(8.0)	$13.2	$(9.7)	$(144.9)	$(154.6)

Trade Ratios (a):
Loss and loss adjustment expense	77%	69%	57%	72%	80%	75%
Other underwriting expense	28%	36%	34%	31%	38%	34%

Total	105%	105%	91%	103%	118%	109%

	OneBeacon
Three months ended June 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$269.4	$124.0	$63.6	$457.0	$193.3	$650.3

Earned insurance premiums	$241.8	$133.6	$59.4	$434.8	$294.7	$729.5
Loss and loss adjustment expenses	(181.3)	(92.1)	(34.8)	(308.2)	(233.3)	(541.5)
Other underwriting expenses	(64.8)	(46.9)	(20.8)	(132.5)	(122.8)	(255.3)

Net underwriting gain (loss)	$(4.3)	$(5.4)	$3.8	$(5.9)	$(61.4)	$(67.3)

Trade Ratios (a):
Loss and loss adjustment expense	75%	69%	58%	71%	79%	74%
Other underwriting expense	27%	35%	37%	30%	41%	35%

Total	102%	104%	95%	101%	120%	109%

(a)
The trade ratio is a modified statutory combined ratio. A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and loss adjustment expenses to premiums earned (the "loss and loss adjustment expense ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to premiums written (the "expense ratio"). In calculating OneBeacon's trade ratio, the expense ratio is modified by dividing certain other underwriting expenses, including general and administrative expenses, by earned premiums rather than written premiums. OneBeacon believes that the trade ratio is the best measure of the current profitability of its businesses because it relates the elements of the expense ratio relating to the cost of producing the business to premiums written and the elements relating to the cost of operating the business to premiums earned. Fees earned by AutoOne, OneBeacon's limited assignment distribution business in New York, have been recorded as a reduction of net loss and loss adjustment expenses incurred.

        OneBeacon's current underwriting results, as measured by its trade ratios, have improved from those experienced in 2001. The trade ratio for core operations was 103% for the first half of 2002, compared to 114% for all of 2001. Business in run-off had a trade ratio of 118% for the first half of

2002, compared to 126% for all of 2001. OneBeacon's total trade ratio was 109% for the first half of 2002, compared to 120% for all of 2001. Improved pricing and other market conditions, mild weather and significant corrective actions taken since the Acquisition have contributed to the improvements. White Mountains believes that its purchase of OneBeacon added significant value to its shareholders, provided it can continue to improve OneBeacon's operations.

        Regional premium writings further declined during the second quarter of 2002 as the book continues to be repositioned for improved profitability. Concentrations of value in New York City, other urban areas and the Atlantic seacoast are also being reduced. Specialty and AutoOne premium writings are growing.

        No significant changes were made to prior year reserves during the first half of 2002.

Core Operations

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement, NFU and certain other insurance operations in run-off. OneBeacon's goal is to achieve underwriting profits in all core areas in 2003.

        Commercial Lines.    Price increases of 22% were achieved in the first half of 2002. A number of poor accounts and agencies have been terminated. A team of experts reviewed all large accounts to ensure timely corrective actions. Renewal retention is generally low, especially in New York City where OneBeacon has focused on reducing the concentration of risks subject to terrorism exposure. Credit terms are being tightened toward market standards. Overall, commercial lines premium volume from core operations decreased 31% for the three and six months ended June 30, 2002, versus the comparable periods in 2001.

        Personal Lines.    OneBeacon writes the majority of its personal business in Massachusetts, New York and New Jersey, three states with difficult automobile regulatory environments and significant involuntary market loads. A dedicated staff with expertise in the unique regulatory aspects of each state manages each business. AutoOne, a division of OneBeacon, became a limited assignment distribution carrier in late 2001 in order to capitalize on significant market opportunities created by the growth of the New York involuntary personal auto market. During the three and six months ended June 30, 2002, AutoOne wrote approximately $26 million and $54 million, respectively, in premium with associated servicing fees of approximately $32 million and $64 million, respectively, from third parties. Contracts in place with 18 clients are expected to generate third party premium writings of approximately $73 million with associated servicing fees of approximately $132 million for all of 2002. Excluding AutoOne's writings, OneBeacon's personal lines volume from core operations decreased approximately 17% and 14% for the three and six months ended June 30, 2002, respectively, versus the comparable periods in 2001.

        OneBeacon has focused on quickly improving its underwriting results. In addition to rate increases approved by regulators, which served to increase written premium by 6% in auto and 7% in homeowners during the first half of 2002, OneBeacon has improved premium adequacy through aggressive rate pursuit actions, improved insurance-to-value programs in its homeowners line and better claims management.

        OneBeacon recently announced the formation of New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company ("New Jersey Skylands") as part of a restructuring of its New Jersey Personal Lines operation. New Jersey Skylands will offer coverage to all of OneBeacon's current New Jersey personal automobile policyholders and will also offer automobile insurance to other New Jersey consumers. The lead company of New Jersey Skylands, New Jersey Skylands Insurance Association, is a not-for-profit, policyholder-owned reciprocal insurance carrier. New Jersey Skylands was capitalized by OneBeacon with a $31.3 million surplus note which was funded in cash and investment securities on July 15, 2002. OneBeacon formed a wholly owned subsidiary, New Jersey Skylands Management Corporation, to act as attorney-in-fact for New Jersey Skylands and will receive a management fee for this service. OneBeacon has agreed to provide a quota share reinsurance agreement to the New Jersey Skylands companies covering 35% of the underwriting results and cash flows of all policies written by New Jersey Skylands should it be unable to secure similar reinsurance protection from a third party.

        Specialty Lines.    Overall underwriting results for specialty businesses were excellent and favorable market conditions continue. For the three and six months ended June 30, 2002, written premiums have grown 11% and 12%, respectively, over the comparable periods in 2001 due to rate increases, high renewal retentions and new business. In February 2002, OneBeacon entered the directors and officers, professional liability and medical provider excess markets under the name OneBeacon Professional Partners ("OBPP"). OBPP is staffed with a team of experienced professionals, and has recently sold its first policies.

Non-core Operations

        Results for OneBeacon's non-core businesses during the periods presented were as expected. The Renewal Rights Agreement was undertaken so that OneBeacon could exit a substantial portion of its non-core businesses and further strengthen and focus on its core Personal and Commercial lines located in the Northeast and its core Specialty operations where it has historically had better operating results. The underwriting performance of the business subject to the Renewal Rights Agreement has historically had, and for the remainder of the Renewal Rights Agreement is expected to continue to have, a higher relative underwriting loss than that of OneBeacon's core businesses as demonstrated by OneBeacon's second quarter 2002 reported core trade ratio of 101% versus 115% for business subject to the Renewal Rights Agreement. Therefore, although OneBeacon's premium levels are expected to decline significantly as a result of the Renewal Rights Agreement, OneBeacon's future results of operations and financial position are expected to improve from what OneBeacon would have expected had the agreement not been executed. The extent of these anticipated improvements is dependent on a variety of factors under the control of Liberty Mutual such as pricing adequacy, actual renewal premium volume, catastrophe exposures and other considerations.

Reinsurance

        Folksamerica.    Folksamerica reported $35.1 million of comprehensive net income during the 2002 second quarter versus a comprehensive net loss of $3.9 million for the comparable 2001 period. Folksamerica's 2002 second quarter results consisted of net income from operations of $9.0 million, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty and $19.0 million in after tax net realized and unrealized investment gains. Folksamerica's 2001 second quarter results consisted of a net loss of $3.9 million from operations, $3.6 million in net income associated with the amortization of deferred credits and $3.6 million in after tax net realized and unrealized investment losses.

        Folksamerica reported $67.9 million of comprehensive net income during the first six months of 2002 versus a comprehensive net loss of $13.5 million for the comparable 2001 period. Folksamerica's year-to-date 2002 results consisted of net income from operations of $29.4 million, $20.1 million in net income from the adoption of SFAS Nos. 141 and 142, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty and $11.3 million in after tax net realized and unrealized investment gains. Folksamerica's year-to-date 2002 net income from operations included $17.0 million of net income recorded during the first quarter relating to the reversal of an allowance for doubtful reinsurance recoveries established in connection with its acquisition of PCA which did not affect Folksamerica's statutory results or its statutory combined ratio. Folksamerica's results for the first six months of 2001 consisted of a net loss of $12.9 million from operations, $7.1 million in net income associated with the amortization of deferred credits and $7.7 million in after tax net realized and unrealized investment losses. Folksamerica's year-to-date 2001 net loss from operations included modest losses from catastrophes.

        A summary of Folksamerica's underwriting results for the three and six month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2002	2001	2002	2001
Earned premiums	$141.2	$114.9	$280.5	$206.7
Loss and loss adjustment expenses	(100.8)	(92.1)	(180.5)	(178.2)
Other underwriting expenses	(46.2)	(37.5)	(92.8)	(66.5)

Net underwriting gain (loss)	$(5.8)	$(14.7)	$7.2	$(38.0)

        A summary of Folksamerica's statutory combined ratios for the three and six month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statutory combined ratios
	2002	2001	2002	2001
Loss and loss adjustment expenses	73%	81%	72%	87%
Other underwriting expenses	29	30	30	30

Combined	102%	111%	102%	117%

        Folksamerica's statutory combined ratios presented do not take into account the full favorable impact of a retroactive reinsurance cover placed during 2000 which covers certain losses associated with Folksamerica's asbestos and environmental exposures as well as losses associated with certain of Folksamerica's acquisitions in recent years. Because this contract was written to cover losses incurred in prior years, the reinsurance benefit recorded in its statutory financial statements is not included in Folksamerica's statutory combined ratio; however, adverse development on reserves for business covered under this contract is required to be included in its statutory combined ratio. The reinsurance benefits obtained from this contract totaled $10.0 million and $11.2 million for the six month periods ended June 30, 2002, and 2001, respectively, and $5.7 million and $6.6 million for the three month periods ended June 30, 2002, and 2001. Had the retroactive reinsurance benefits been permitted to be recognized during the periods presented, they would have served to decrease Folksamerica's six month 2002 and 2001 statutory combined ratios by approximately 4 and 5 points to 98% and 112%, respectively, and would have decreased Folksamerica's three months 2002 and 2001 statutory combined ratios by approximately 4 and 6 points to 98% and 105%, respectively.

        Folksamerica's net premiums written were $307.7 million for the first six months of 2002, an increase of 34% over the comparable 2001 period. Folksamerica's significant increase in net written premiums in 2002 is primarily attributable to the favorable impact of improved terms and conditions in its current contracts and an increased demand among reinsurance buyers for placing reinsurance with well-capitalized reinsurers. Also contributing to the increase in net premiums is Folksamerica's new relationship with WMU, which has resulted in referrals of European reinsurance placements to Folksamerica. Additionally, under a new quota share agreement, Folksamerica cedes to Olympus Re

75% of all underwritten business referred to it by WMU and 75% of all its short tailed excess of loss business. The additional capacity provided by the quota share relationship with Olympus Re and the $400.0 million capital contribution it received from OneBeacon in December 2001 has enhanced Folksamerica's ability to participate in property reinsurance business where price increases have been significant. Folksamerica receives an override commission on all premiums ceded to Olympus Re. Folksamerica's gross premiums written were $430.3 million for the first six months of 2002, an increase of 31% over the comparable 2001 period.

        Folksamerica's financial results have begun to improve and are expected to continue to improve as the favorable reinsurance conditions are reflected in its operating results. In recent months, Folksamerica has experienced strong rate increases and improved terms across all lines of business written.

        Fund American Re.    Fund American Re reported comprehensive net losses of $.8 million and $.4 million for the three and six months ended June 30, 2002, respectively, consisting of net income from operations of $1.5 million and $2.0 million, respectively, and after tax net unrealized investment and foreign currency translation losses of $2.3 million and $2.4 million, respectively. Fund American Re's combined ratio (as adjusted for adverse loss development protection provided by the seller as described below) for the three and six months ended June 30, 2002 was 101% and 102%, respectively, on $6.4 million and $10.2 million of earned premiums, respectively. Fund American Re experienced a successful renewal period at January 1, 2002, and as a result has written $21.8 million of net premiums through June 30, 2002. Fund American Re expects to write approximately $40.0 million in premium for the year ended December 31, 2002. The underwriting results of Fund American Re for both the three and six months ended June 30, 2002 include $1.5 million in adverse development losses related to contracts acquired as part of Fund American Re's purchase of Folksam International's operations in December, 2001. Under terms of a $3.5 million note issued to Folksam in connection with the purchase, Fund American Re was able to reduce the face value of the seller note by the $1.5 million in adverse development losses, with a corresponding amount recorded as other revenues.

        WMU.    WMU recorded comprehensive net income of $8.0 million and $15.6 million for the three and six months ended June 30, 2002, respectively. WMU receives fee income on reinsurance placements referred to Olympus Re and is entitled to a profit commission on net underwriting profits on referred business.

        Montpelier.    During the three and six months ended June 30, 2002, OneBeacon recorded $5.3 million and $7.2 million, respectively, in after tax equity in the earnings of Montpelier and $3.1 million and $1.3 million, respectively, in Montpelier's after tax net unrealized investment gains. In addition, during the 2002 second quarter the Company recorded a $4.0 million realized gain on its warrants to acquire common shares of Montpelier. Montpelier reported to White Mountains that it had a successful second quarter and expects to report favorable results for the balance of the year. Montpelier's net premium writings during the three and six months ended June 30, 2002 totalled $131.8 million and $321.2 million, respectively. Although it is premature to predict Montpelier's likely loss ratio for 2002, Montpelier has not experienced any major loss events since its inception.

Other Operations

        White Mountains' other operations are comprised of the Company, PIC, ACIC, BICC and Esurance and the Company's intermediate holding companies.

        White Mountains' other operations recorded a comprehensive net loss of $52.7 million for the three months ended June 30, 2002 consisting of a net operating loss of $47.9 million and net after tax realized and unrealized investment losses of $4.8 million. White Mountains' other operations recorded comprehensive net income of $551.4 million for the six months ended June 30, 2002 consisting of a net operating loss of $86.8 million, net after tax realized and unrealized investment losses of $1.9 million and $640.1 million in net income from the adoption of SFAS Nos. 141 and 142. White Mountains' 2002 net operating losses from its other operations for the three and six month periods resulted primarily from the effects of financing activities and purchase accounting undertaken in connection with the OneBeacon acquisition and after tax net losses at Esurance of $4.2 million and $8.5 million, respectively. Esurance continues to further develop its internet distribution capabilities and has experienced solid growth in its revenues during the first half of 2002. White Mountains' other operations had net written premiums of $7.6 million and $15.3 million for the three and six months ended June 30, 2002, respectively.

        White Mountains' comprehensive net loss from other operations of $89.3 million and $79.6 million for the three and six months ended June 30, 2001, respectively, resulted principally from a $78.1 million share appreciation expense for the Series B Warrants.

Review of Consolidated Results

        Earned insurance and reinsurance premiums totalled $884.7 million and $1,837.3 million for the three and six months ended June 30, 2002, respectively, versus $451.3 million and $549.0 million, respectively, for the comparable 2001 periods. The large increase in earned premiums from the 2001 periods to the 2002 periods resulted primarily from the Acquisition. See "Summary of Operations by Segment" for a further discussion of earned insurance and reinsurance premiums by White Mountains' segments and lines of business.

        White Mountains' total net pretax investment returns for the three and six months ended June 30, 2002 and 2001 are shown below:

	Three Months ended June 30,		Six Months ended June 30,
Millions
	2002	2001	2002	2001
Net investment income	$101.5	$58.2	$188.2	$82.2
Net realized gains (losses) on investments	(2.5)	23.2	(2.7)	33.3
Net increase (decrease) in unrealized investment gains and losses	221.1	(49.0)	170.6	(71.9)

Total net investment return, before tax	$320.1	$32.4	$356.1	$43.6

        Net investment income totalled $101.5 million and $188.2 million for the three and six months ended June 30, 2002, respectively, versus $58.2 million and $82.2 million, respectively, in the 2001 comparable periods. White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its operating subsidiaries and dividend income from its equity investments. The increases in net investment income from the 2001 periods to the 2002 periods are mainly attributable to White Mountains' larger portfolio of fixed maturity investments resulting from the Acquisition.

        Net realized losses on investments totalled $2.5 million and $2.7 million for the three and six months ended June 30, 2002, respectively, versus net realized investment gains of $23.2 million and $33.3 million, respectively, in the 2001 comparable periods. The net losses on investments recognized by White Mountains for the three and six months ended June 30, 2002 consisted primarily of mark-to-market realized losses of $14.0 million and $15.0 million, respectively, in connection with White Mountains' interest rate swap agreements, offset by net investment gains of $11.5 million and $12.3 million, respectively. These net investment gains include $5.0 million and $5.2 million in realized losses during three and six months ended June 30, 2002, respectively, related primarily to an other-than-temporary unrealized loss on Insurance Partners, a limited partnership interest carried in other investments. The net gains on investments recognized by White Mountains during the 2001 periods resulted primarily from sales of common stocks and other investments. White Mountains did not experience any material impairment losses relating to any individual investment, other than the limited partnership previously mentioned, during the three and six months ended June 30, 2002 and June 30, 2001. In addition, no material sales of investments below their amortized cost were undertaken during the periods presented in this report, measured either individually or in the aggregate.

        During the 2002 periods, White Mountains' net increase in unrealized gains was principally the result of significant decreases in market interest rates, particularly during the 2002 second quarter, which served to increase the market value of White Mountains' fixed maturity portfolio. During the 2001 periods, White Mountains' net decrease in unrealized gains was principally the result of increases in market interest rates, particularly during the 2001 second quarter, which served to reduce the market value of White Mountains' fixed maturity portfolio.

        Other revenues totalled $23.2 million and $69.7 million for the three and six months ended June 30, 2002, respectively, versus $19.8 million and $42.3 million, respectively, for the 2001 comparable periods. Amortization of deferred credits provided $16.8 million and $25.5 million in revenue during the three and six months ended June 30, 2001, respectively. On January 1, 2002, in accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits, which amounted to $682.5 million. White Mountains also recognized a $22.3 million transitional impairment loss primarily related to goodwill associated with the acquisition of the Risk Capital Operations, in accordance with SFAS 142. Both of these items were recognized through the income statement as a cumulative effect of a change in accounting principle. Other revenue recorded for the six months ended June 30, 2002 consisted primarily of $25.3 million in interest receivable on amounts due resulting from Internal Revenue Service examinations which were finalized during the period, $18.1 million in net service fee revenues (which consisted primarily of third party fees generated by WMU) and a $5.7 million gain on the sale of real estate. Other revenue recorded during the 2001 period consisted primarily of a $12.4 million pretax gain from the sale of Waterford Insurance Company to a third party.

        Losses and loss adjustment expenses totalled $652.8 million and $1,352.4 million for the three and six months ended June 30, 2002, respectively, versus $410.5 million and $500.7 million, respectively, for the comparable 2001 periods. The large increases in losses and loss adjustment expenses from the 2001 periods to the 2002 periods resulted primarily from the Acquisition. See "Summary of Operations by Segment" for a further discussion of losses and loss adjustment expenses by White Mountains' segments and lines of business.

        Insurance and reinsurance acquisition expenses, which consist primarily of insurance and reinsurance brokerage and commission expenses, totalled $164.6 million and $342.1 million for the three and six months ended June 30, 2002, respectively, versus $97.7 million and $120.7 million, respectively, for the comparable 2001 periods. The increases in these insurance expenses from the 2001 periods to the 2002 periods are primarily attributable to the Acquisition.

        General and administrative expenses totalled $152.1 million and $326.0 million for the three and six months ended June 30, 2002, respectively, versus $77.2 million and $100.4 million, respectively, for the 2001 comparable periods. The increase in general and administrative expenses from 2001 to 2002 is primarily attributable to the Acquisition. Share-based compensation, consisting of performance shares, restricted Common Shares and options to acquire Common Shares constituted $(1.0) million and $24.8 million of such general and administrative expenses during the three and six months ended June 30, 2002, respectively, and $11.1 million and $17.5 million during the 2001 periods, respectively. White Mountains' share-based compensation expense fluctuates, in part, by changes in the market value of White Mountains' Common Shares.

        In connection with purchase accounting for the Acquisition, in June 2001 White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at

June 1, 2001 ($192.6 million at June 30, 2002) is being accreted through an income statement charge over the period the claims are expected to be settled. As such, White Mountains recognized $27.4 million and $51.4 million of accretion of fair value adjustment to loss and loss adjustment expense reserves for the three and six months ended June 30, 2002, respectively. White Mountains will expense the remaining $192.6 million fair value adjustment to loss and loss adjustment expense reserves ratably with, and over the future periods that the claims are settled.

        Interest expense totalled $17.5 million and $35.7 million for the three and six months ended June 30, 2002, respectively, versus $6.5 million and $8.4 million for the comparable 2001 periods. The increase in interest expense from the 2001 periods to the 2002 periods resulted primarily from borrowings under a lending facility used to finance the Acquisition (the "Lehman Facility"), related interest rate swap agreements and the Seller Note which were undertaken on or after June 1, 2001. Interest expense for the three and six months ended June 30, 2002 totalled $13.4 million and $27.8 million, respectively, for the Lehman Facility and related swap agreements and $3.4 million and $6.7 million, respectively, for the Seller Note. Interest expense for the first six months of 2001 totalled $4.6 million for the Lehman Facility and related swap agreements and $1.4 million for the Seller Note. The swap program results in a weighted average fixed rate of 7.1% on $700.0 million of its total borrowings under the Lehman Facility.

        In connection with the Acquisition, on June 1, 2001 White Mountains issued the Series B Warrants to purchase approximately 544,285 Common Shares, which became exercisable upon shareholder approval obtained on August 23, 2001. During the period from June 1, 2001 through August 22, 2001, the Series B Warrants did not represent common equity to the Company—they constituted a contingent put liability (similar in nature to a stock appreciation right) which was carried at fair value through a periodic charge or credit to the income statement. The Share appreciation expense for Series B Warrants of $78.1 million recorded during the 2001 periods represents the excess of the estimated fair value of the Series B Warrants of $127.3 million over the purchase price allocation to the Series B Warrants. Upon shareholder approval at the 2001 Annual Meeting, the Series B Warrants were reclassified to common shareholders' equity.

        White Mountains recorded accretion and dividends on subsidiary preferred stock of $2.6 million and $7.5 million, respectively, for the 2002 second quarter and $5.0 million and $15.1 million, respectively, for the first half of 2002. The accretion of preferred stock represents a charge to the income statement to accrete the carrying value of preferred stock issued to Berkshire (the "Berkshire Preferred Stock") on June 1, 2001 from its recorded value (currently $155.3 million) to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term. This charge has no impact on White Mountains' computation of book value per Common Share. The preferred stock dividends represent dividends declared and paid on the Berkshire Preferred Stock as well as $20.0 million in preferred stock issued by a subsidiary of the Company in connection with the Acquisition.

        During the 2002 first quarter, White Mountains recognized a $660.2 million gain associated with the cumulative effect of the adoption of SFAS Nos. 141 and 142 as further described herein. In accordance with SFAS No. 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica's acquisition of Imperial Casualty.

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

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of cash inflows for the Company and certain of its intermediary holding companies are investment income, sales of investment securities and dividends received from its operating subsidiaries. Under the insurance laws of the states and jurisdictions under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

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

        In connection with the Renewal Rights Agreement, OneBeacon retained all of the existing liabilities, including loss and loss adjustment expense reserves, related to the business transferred to Liberty Mutual on November 1, 2001. A large portion of the premiums associated with the transferred business were previously received and invested by OneBeacon whereas the related losses and loss adjustment expenses associated with such business have not yet been fully paid. As a result, OneBeacon's future payments of such losses and loss adjustment expenses are expected to result in sizable net uses of operating cash. However, the liquidation of OneBeacon's existing invested assets supporting such reserves is expected to result in sizable cash sources from investing activities.

        White Mountains' cash used for operations of $305.3 million during the first half of 2002 and $184.5 million during the comparable 2001 period resulted primarily from claims payments and general expenses exceeding premiums collected at White Mountains' insurance and reinsurance subsidiaries.

        White Mountains' cash provided from investing activities of $378.7 million during the first half of 2002 resulted primarily from net sales of investment securities. White Mountains' cash used for investing activities of $1,254.7 million during the comparable 2001 period resulted from the purchase of OneBeacon (a use of $1,814.5 million in cash) partially offset by net sales of investment securities.

        White Mountains' cash used for financing activities of $85.6 million during the first half of 2002 resulted primarily from repayments of principal under the Lehman Facility and cash dividends paid to common and preferred shareholders. White Mountains' cash provided from financing activities of $1,471.4 million during the comparable 2001 period resulted principally from activities undertaken to finance the acquisition of OneBeacon (a source of $1,582.6 million in cash), partially offset by cash used in connection with the Debt Tender and the Debt Escrow (a use of $100.6 million in cash) and cash dividends paid to common and preferred shareholders.

        Further information concerning White Mountains' liquidity and capital resource activities during the first halves of 2002 and 2001 follows:

        In July and August of 2002 White Mountains received a federal tax refund totalling $159.7 million representing accelerated recoveries of carryback losses from 2001 under the Job Creation and Worker Assistance Act of 2002.

        On April 25, 2002 Folksamerica acquired Imperial Casualty for $4.2 million including related expenses ($.5 million net of cash acquired). Significant assets and liabilities acquired included investments of $22.8 million and loss and loss adjustment expense reserves of $11.9 million.

        On March 29, 2002 and June 28, 2002, White Mountains made scheduled principal amortization payments of $49.0 million and $14.1 million, respectively, on the Lehman Facility. During the first half of 2002, White Mountains paid a total of $28.6 million in interest under the Lehman Facility including $8.6 million paid under related interest rate swap agreements.

        During the first half of 2002 White Mountains declared and paid a total of $15.1 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2002 the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the 2002 first quarter, the Company issued a total of 19,500 Common Shares to its employees in satisfaction of performance share and option obligations under White Mountains' Long-Term Incentive Plan. The Company received proceeds of $.9 million as a result of exercises of options to acquire 7,800 Common Shares during the period.

        As of June 30, 2002, White Mountains had outstanding options to acquire 65,665 Common Shares with a strike price of $121.71 per share and had outstanding Warrants to acquire 1,714,285 Common Shares with a strike price of $175 per share.

Contractual Obligations and Covenants

        Set forth below is a schedule of White Mountains' material contract obligations and commitments as of June 30, 2002:

(Millions)	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$330.5	$65.9	$73.4	$185.2	$406.2	$1,061.2
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations	$330.5	$65.9	$73.4	$185.2	$726.2	$1,381.2

        White Mountains' debt due in one-year or less includes scheduled principal amortization of $58.4 million under the Lehman Facility, the $260.0 million Seller Note and $12.1 million in other indebtedness of which $5.1 million has been prepaid and is being held in escrow for the benefit of debtholders. The Seller Note becomes due in November 2002 and may be settled in cash or, at White Mountains' option, with Common Shares valued at $245.00 per Common Share. White Mountains has classified the Seller Note as debt since management believes it has the ability to settle this obligation in a form other than pursuant to the Note Purchase Option Agreement which governs the instrument.

        The Lehman Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At June 30, 2002, White Mountains was in compliance with all of the covenants under the Lehman Facility, and anticipates it will continue to meet the financial covenants under the Lehman Facility for the foreseeable future.

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

Related Party Transactions

        NICO and GRC are wholly-owned subsidiaries of Berkshire. Through the Warrants, Berkshire has the right to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share,

which represented approximately 17.0% of the total outstanding Common Shares at June 30, 2002 on a fully-converted basis.

        Folksamerica recently entered into a quota share retrocessional arrangement with Olympus Reinsurance Ltd. ("Olympus Re"), a Bermuda-domiciled reinsurer, which is designed to increase Folksamerica's ability to capitalize on the industry-wide enhanced reinsurance fundamentals during 2002 and beyond. Under the quota share treaty, effective January 1, 2002 Folksamerica has ceded 75% of all of its short-tailed excess of loss business to Olympus Re. During the first half of 2002, Folksamerica ceded $73 million in earned premiums and $11 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the three and six months ended June 30, 2002, White Mountains earned $10.0 million and $20.2 million, respectively, from management and service fee revenues on business referred to Olympus Re.

        In June 2002 OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus Re through a 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus Re are responsible for 25% and 75%, respectively, of any losses incurred by OneBeacon related to a catastrophic event which causes OneBeacon to incur ultimate losses between $100 million and $125 million. Under this arrangement, Olympus will receive $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings, Ltd. ("Olympus Holdings"), Olympus Re's parent. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

        White Mountains owns approximately 26% of Montpelier on a fully-converted basis through its holdings of common shares and warrants. K. Thomas Kemp, a Director and President of the Company, is a Director and the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 4% of the common shares of Montpelier.

        OneBeacon Asset Management, a wholly owned indirect subsidiary of White Mountains, provides investment advisory and management services to Montpelier's subsidiary, Montpelier Reinsurance Ltd. ("Montpelier Re") and Olympus Re. Montpelier Re and Olympus Re pay investment management fees based on month-end market values of investments held under custody to OneBeacon Asset Management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At June 30, 2002, OneBeacon Asset Management had $1.5 billion of assets under management from Olympus Re and Montpelier Re. In the six months ended June 30, 2002 OneBeacon Asset Management had received $1.5 million in fees from Olympus Re and Montpelier Re.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated by reference in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

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

        Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by White Mountains will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, White Mountains or its business or operations. White Mountains assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

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
See Note 8 of the Notes to Condensed Consolidated Financial Statements for a brief description of a non-routine legal proceeding brought against the Company during the period. Damages sought by the claimant do not exceed 10% of the Company's current assets.
Item 2.	Changes in Securities
None.
Item 3.	Defaults upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote by Security Holders
At the Company's 2002 Annual General Meeting of Members, which was held on May 20, 2002 in Hamilton, Bermuda, shareholders approved proposals (as further described in the Company's 2002 Proxy Statement) calling for the Election of five of the Company's Directors to Class II ("Proposal 1"), the Election of Directors of Fund American Reinsurance Company, Ltd. ("Proposal 2"), the Election of Directors of any new non-United States subsidiary ("Proposal 3") and the Approval of the Appointment of Independent Auditor ("Proposal 4"). As of March 22, 2002, the "Record Date" for the 2002 Annual Meeting, a total of 8,284,181 Common Shares were eligible to vote.
With respect to Proposals 1, 2 and 3, 5,157,573 votes, 5,157,490 votes and 5,145,246 votes were cast in favor of the proposals, respectively, and 7,849 votes, 7,932 votes and 20,176 votes were withheld, respectively. With respect to Proposal 4, 6,472,748 votes were cast in favor of the proposal, 4,537 votes were cast against the proposal and 1,522 votes abstained. These results represent the number of shares voted after taking into consideration the voting cut-back of all holders with 10% or more voting control in accordance with Bye-law 47 of the Company's Bye-laws.
In connection with Proposal 1, John J. Byrne, Mark J. Byrne, George J. Gillespie, III, John D. Gillespie and Frank A. Olson were re-elected to the Company's Board of Directors with terms ending in 2005. In connection with Proposal 2, K. Thomas Kemp, Steven E. Fass, Anders Henriksson and Sheila E. Nicoll were elected to the Board of Directors of Fund American Reinsurance Company, Ltd. and Elinor M. Lucas was elected an as an alternate director to that company. In connection with Proposal 3, Messrs. Kemp and Fass were elected to the Board of Directors of any new non-United States operating subsidiary that may be formed by the Company in the future.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
11	Statement Re Computation of Per Share Earnings*
99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K

On May 15, 2002, the Registrant filed a Form 8-K amendment (Item 2) which provided updated pro forma financial data in connection with its Form 8-K dated September 5, 2001 relating to the Renewal Rights Agreement with Liberty Mutual.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 5 of the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: August 13, 2002	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Related Party Transactions
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
SIGNATURES