Form 10-Q
period 2002-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2002-11-14
CIK 776867

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 12, 2002, 8,370,726 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 94,500 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Fixed maturity investments, at fair value (cost: $6,620.8 and $6,156.5)	$6,867.7	$6,128.3
Short-term investments, at amortized cost (which approximates fair value)	2,269.8	2,545.8
Common equity securities, at fair value (cost: $254.9 and $155.1)	272.7	173.6
Other investments (cost: $166.9 and $150.0)	184.5	158.0

Total investments	9,594.7	9,005.7
Cash	129.8	67.4
Reinsurance recoverable on unpaid losses	1,545.5	1,486.7
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	2,631.8	2,716.8
Reinsurance recoverable on paid losses	145.5	138.5
Insurance and reinsurance premiums receivable	825.0	1,062.0
Accounts receivable on unsettled investment sales	484.1	75.2
Deferred tax asset	458.7	696.4
Investments in unconsolidated insurance affiliates	365.3	311.1
Deferred acquisition costs	259.7	313.3
Investment income accrued	76.3	99.9
Goodwill	—	22.3
Other assets	553.3	572.7

Total assets	$17,069.7	$16,568.0

Liabilities
Loss and loss adjustment expense reserves	$9,133.2	$9,527.6
Unearned insurance and reinsurance premiums	1,651.5	1,814.5
Debt	1,047.2	1,125.4
Accounts payable on unsettled investment purchases	1,271.0	311.2
Funds held under reinsurance treaties	262.5	361.7
Deferred credits	—	682.5
Other liabilities	1,184.5	1,130.2

Total liabilities	14,549.9	14,953.1

Minority interest—mandatorily redeemable preferred stock of subsidiaries (redemption value $320.0)	178.0	170.3

Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,285,981 and 8,264,681 shares	8.3	8.3
Paid-in surplus	1,102.4	1,098.3
Retained earnings	1,050.0	355.1
Accumulated other comprehensive income, after tax	190.4	4.4
Unearned compensation—restricted Common Share awards	(9.3)	(21.5)

Total common shareholders' equity	2,341.8	1,444.6

Total liabilities, minority interest and common shareholders' equity	$17,069.7	$16,568.0

See Notes to Consolidated Financial Statements including Note 12 for Commitments and Contingencies.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Earned insurance and reinsurance premiums	$878.5	$1,067.4	$2,736.3	$1,616.4
Net investment income	88.1	119.3	276.2	201.5
Net realized gains	102.2	118.6	105.2	160.4
Other revenue	14.9	34.1	79.0	67.9

Total revenues	1,083.7	1,339.4	3,196.7	2,046.2

Expenses:
Loss and loss adjustment expenses	637.6	1,015.2	2,010.5	1,515.9
Insurance and reinsurance acquisition expenses	199.9	217.1	615.2	337.8
General and administrative expenses	127.8	151.8	380.6	252.2
Accretion of fair value adjustment to loss and loss adjustment expense reserves	14.2	32.5	65.6	40.0
Interest expense	17.3	19.5	53.0	27.9
Share appreciation expense for Series B Warrants	—	(19.3)	—	58.8

Total expenses	996.8	1,416.8	3,124.9	2,232.6

Pretax income (loss)	86.9	(77.4)	71.8	(186.4)
Tax (provision) benefit	(22.0)	42.4	(5.5)	66.8

Net income (loss) before minority interest, extraordinary items and accounting changes	64.9	(35.0)	66.3	(119.6)
Dividends on mandatorily redeemable preferred stock of subsidiaries	(7.6)	(7.6)	(22.7)	(10.0)
Accretion of mandatorily redeemable preferred stock of subsidiary to face value	(2.7)	(2.2)	(7.7)	(2.9)

Net income (loss) from continuing operations	54.6	(44.8)	35.9	(132.5)
Cumulative effect of changes in accounting principles (Note 1)	—	—	660.2	—
Extraordinary gain—excess of fair value of acquired assets over cost	—	13.6	7.1	13.6
Extraordinary loss—early extinguishment of debt	—	—	—	(4.8)

Net income (loss)	54.6	(31.2)	703.2	(123.7)

Net change in unrealized gains and losses for investments held	154.6	33.9	271.3	21.5
Net change in foreign currency translation	(1.0)	(.6)	(3.0)	(.9)
Recognition of net unrealized (gains) losses for investments sold	(75.4)	6.2	(82.3)	(29.7)

Comprehensive net income (loss)	$132.8	$8.3	$889.2	$(132.8)

Computation of net income (loss) available to common shareholders:
Net income (loss)	$54.6	$(31.2)	$703.2	$(123.7)
Redemption value adjustment—Convertible Preference Shares	—	79.2	—	(305.1)
Dividends on Convertible Preference Shares	—	—	—	(.3)

Net income (loss) available to common shareholders	$54.6	$48.0	$703.2	$(429.1)

Basic earnings per Common Share:
Net income (loss) from continuing operations	$6.67	$5.07	$4.38	$(70.82)
Net income (loss)	6.67	7.08	85.90	(69.39)
Diluted earnings per Common Share:
Net income (loss) from continuing operations	$6.04	$4.56	$3.87	$(70.82)
Net income (loss)	6.04	6.36	77.67	(69.39)
Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(millions)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operations:
Net income (loss)	$703.2	$(123.7)
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(660.2)	—
Extraordinary gain—excess of fair value of acquired assets over cost	(7.1)	(13.6)
Extraordinary loss—early extinguishment of debt	—	4.8
Dividends on mandatorily redeemable preferred stock of subsidiaries	22.7	10.0
Net realized gains	(105.2)	(160.4)
Share appreciation expense for Series B Warrants	—	58.8
Amortization of deferred credits	—	(58.3)
Other operating items:
Net income tax receipts	190.1	4.1
Net change in insurance and reinsurance premiums receivable	237.0	90.2
Net change in deferred acquisition costs	53.6	19.4
Net change in reinsurance recoverable on paid and unpaid losses	19.2	(102.5)
Net change in unearned insurance and reinsurance premiums	(163.0)	(114.7)
Net change in loss and loss adjustment expense reserves	(394.4)	192.2
Net change in other assets and liabilities	(86.0)	(15.6)

Net cash flows used for operations	(190.1)	(209.3)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	276.0	(493.5)
Sales of fixed maturity investments	8,135.7	5,323.9
Maturities of fixed maturity investments	210.6	108.5
Sales of common equity securities and other investments	58.9	144.7
Sale of consolidated subsidiary, net of cash sold	—	23.6
Purchases of consolidated subsidiaries, net of cash acquired	(.5)	(1,770.2)
Purchases of fixed maturity investments	(8,006.9)	(4,372.2)
Purchases of common equity securities and other investments	(301.4)	(152.1)
Net acquisitions of property and equipment	(12.8)	(12.5)

Net cash flows provided from (used for) investing activities	359.6	(1,199.8)

Cash flows from financing activities:
Cash dividends paid to common and preferred shareholders	(31.0)	(16.2)
Net issuances of Common Shares	1.2	.5
Repayments of debt	(77.3)	(103.9)
Proceeds from issuance of debt	—	825.0
Proceeds from issuance of Convertible Preference Shares	—	437.6
Proceeds from issuance of mandatorily redeemable preferred stock of subsidiaries	—	245.0
Proceeds from issuance of warrants to acquire Common Shares	—	75.0

Net cash (used for) provided from financing activities	(107.1)	1,463.0

Net increase in cash during period	62.4	53.9
Cash balances at beginning of period	67.4	4.4

Cash balances at end of period	$129.8	$58.3

Supplemental cash flows information:
Interest paid	$(43.9)	$(21.4)
Common Shares issued in lieu of cash compensation (non-cash)	(3.9)	—

See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

(dollars in millions)

	Total Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income items, after tax	Unearned compensation
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	703.2	—	703.2	—	—
Other comprehensive income items, after tax	186.0	—	—	186.0	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	(3.0)	(3.0)	—	—	—
Issuances of Common Shares	7.1	7.1	—	—	—
Amortization of restricted Common Shares	12.2	—	—	—	12.2

Balances at September 30, 2002	$2,341.8	$1,110.7	$1,050.0	$190.4	$(9.3)

	Total Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss) items, after tax	Unearned compensation
Balances at January 1, 2001	$1,046.5	$72.1	$927.5	$46.9	$—

Net loss	(123.7)	—	(123.7)	—	—
Increase in the beneficial conversion feature of the Convertible Preference Shares	(305.1)	—	(305.1)	—	—
Issuance of Common Shares	745.3	745.3	—	—	—
Other comprehensive income items, after tax	(9.1)	—	—	(9.1)	—
Dividends declared:
Common Shares	(5.9)	—	(5.9)	—	—
Convertible Preference Shares	(.3)	—	(.3)	—	—
Common Shares repurchased	(2.0)	(.1)	(1.9)	—	—
Issuance of Series A Warrants	213.6	213.6	—	—	—
Issuance of restricted Common Shares	—	31.9	—	—	(31.9)
Amortization of restricted Common Shares	6.4	—	—	—	6.4

Balances at September 30, 2001	$1,565.7	$1,062.8	$490.6	$37.8	$(25.5)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

        These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11. The Company's principal executive office is located at 28 Gates Street, White River Junction, Vermont 05001-7066 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM DX.

        White Mountains' consolidated property and casualty insurance operations are conducted primarily through the OneBeacon Insurance Group LLC family of companies which includes, among several others, OneBeacon Insurance Company, National Farmers Union Property and Casualty Company ("NFU") and Houston General Insurance Company (collectively "OneBeacon"). OneBeacon was acquired by White Mountains on June 1, 2001. In connection with the acquisition of OneBeacon, the insurance and reinsurance operations of Folksamerica Holding Company, Inc. (together with its subsidiaries, "Folksamerica"), Peninsula Insurance Company ("PIC"), American Centennial Insurance Company ("ACIC"), British Insurance Company of Cayman ("BICC") and Esurance, Inc. ("Esurance") were contributed to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies.

        In December 2001, White Mountains acquired substantially all of the international reinsurance operations of the Stockholm branch of The Folksam Group of Stockholm, Sweden ("Folksam") through its wholly-owned subsidiary Fund American Reinsurance Company Ltd. ("Fund American Re"). Additionally, in August 2002, Folksam's Singapore-based reinsurance operations were transferred to Fund American Re.

        In December 2001, White Mountains formed its wholly owned subsidiary, White Mountains Underwriting Limited ("WMU"), an Ireland-domiciled consulting services provider specializing in international property excess reinsurance.

        In December 2001, White Mountains, through OneBeacon, invested $180.0 million in a Bermuda-domiciled insurance and reinsurance holding company named Montpelier Re Holdings Ltd. ("Montpelier"). As of September 30, 2002, White Mountains' investment in Montpelier consists of common shares, which are accounted for under the equity method, and warrants to acquire additional common shares, which are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis, as adjusted for Montpelier's October 9, 2002 initial public offering ("IPO"). See Note 11.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company's 2001 Annual Report on Form 10-K for a complete discussion regarding White Mountains' significant accounting policies.

Recently Adopted Changes in Accounting Principles

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 141, "Business Combinations", which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle. SFAS No. 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain. In accordance with SFAS No. 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica's acquisition of Imperial Casualty and Indemnity Company ("Imperial Casualty") in April 2002 and recognized an extraordinary gain of $13.6 million during the third quarter of 2001 in connection with Folksamerica's acquisition of C-F Insurance Company ("C-F").

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS No. 142, little guidance existed as to how to determine and measure goodwill impairment. As a result of the issuance of SFAS No. 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital Reinsurance Company (the "Risk Capital Operations") and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

        Net income (loss) from continuing operations, net income (loss) and earnings (loss) per Common Share amounts for the three and nine months ended September 30, 2001, adjusted to exclude charges from goodwill amortization and credits from deferred credit amortization, are as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
Millions, except per share data	Net income (loss) from continuing operations	Net income (loss)	Net income (loss) from continuing operations	Net income (loss)
Net income (loss)
Reported net loss	$(44.8)	$(31.2)	$(132.5)	$(123.7)
Amortization of deferred credits	(32.8)	(32.8)	(58.3)	(58.3)
Amortization of goodwill	.5	.5	2.1	2.1

Adjusted net loss	$(77.1)	$(63.5)	$(188.7)	$(179.9)

Basic earnings (loss) per Common Share
Reported net income (loss) per Common Share	$5.07	$7.08	$(70.82)	$(69.39)
Amortization of deferred credits	(4.83)	(4.83)	(9.43)	(9.43)
Amortization of goodwill	.08	.08	.34	.34

Adjusted net income (loss) per Common Share	$.32	$2.33	$(79.91)	$(78.48)

Diluted earnings (loss) per Common Share
Reported net income (loss) per Common Share	$4.56	$6.36	$(70.82)	$(69.39)
Amortization of deferred credits	(4.35)	(4.35)	(9.43)	(9.43)
Amortization of goodwill	.07	.07	.34	.34

Adjusted net income (loss) per Common Share	$.28	$2.08	$(79.91)	$(78.48)

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize a liability for costs associated with exit or disposal activities at fair value when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Accordingly, SFAS 146 will impact White Mountains prospectively for all exit or disposal activities initiated after December 31, 2002.

Note 2. Acquisition of OneBeacon and Related Transactions

        On June 1, 2001, White Mountains acquired OneBeacon from London-based Aviva plc ("Aviva") (formerly CGNU plc) for $2,114.3 million (the "Acquisition"), of which $260.0 million consisted of a convertible note (the "Seller Note") with the balance paid in cash. Also, as part of the financing of the Acquisition, White Mountains issued $437.6 million of a new class of non-voting convertible preference shares of the Company (the "Convertible Preference Shares"), which were subsequently converted into

Common Shares upon shareholder approval on August 23, 2001, and issued warrants (the "Warrants") to Berkshire Hathaway, Inc. ("Berkshire") to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. (See Note 11). Of the total Warrants purchased by Berkshire, Warrants to purchase 1,170,000 Common Shares (the "Series A Warrants") were immediately exercisable and Warrants to purchase 544,285 Common Shares (the "Series B Warrants") became exercisable upon shareholder approval at the 2001 Annual Meeting.

        In connection with the Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong) by Standard & Poor's and "A++" (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover").

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately $1.5 billion in net written premiums, or approximately 45% of OneBeacon's total business at the time the agreement was put in place. A reinsurance agreement between OneBeacon and Liberty Mutual pro-rates results so that OneBeacon shares in approximately two-thirds and one-third of the operating results of the transferred business corresponding to renewal premiums written in the first and second years following the execution of the Renewal Rights Agreement, respectively.

Pro Forma Financial Information for the Acquisition—Nine Months Ended September 30, 2001

        Supplemental unaudited pro forma condensed combined income statement information for the nine months ended September 30, 2001, which gives effect to the Acquisition as if it had occurred on January 1, 2001, follows:

For the Nine Months Ended September 30, 2001 (Unaudited) Millions, except per share amounts	Amounts as Reported	Pro forma effect of the Acquisition	Pro forma Amounts
Total revenues	$2,046.2	$2,384.5	$4,430.7

Net loss from continuing operations	$(132.5)	$(17.0)	$(149.5)

Net loss from continuing operations available to common shareholders	$(437.9)	$(18.8)	$(456.7)

Net loss from continuing operations per Common Share—basic and diluted	$(70.82)	$(3.03)	$(73.85)

        The unaudited pro forma information presented above for the nine months ended September 30, 2001 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition been consummated at January 1, 2001. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover, which are not included therein, and $323 million in realized investment gains which are included therein. The NICO Cover and the GRC Cover would have reduced revenues by $1.4 billion and increased the net loss from continuing operations by $261 million during the pro forma period presented. In addition, the pro forma results presented above do not reflect the effects of the Renewal Rights Agreement as if it had it occurred on January 1, 2001 rather than November 1, 2001, which would have reduced revenues by approximately $255 million and reduced expenses by approximately $293 million during the pro forma period presented.

Note 3. Loss and Loss Adjustment Expense Reserves and Reinsurance Recoverable on Unpaid Losses

Insurance

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

        In a broad sense, loss and loss adjustment expense reserves have two components: (i) case reserves, which are reserves established within the claims function for claims that have been reported to White Mountains and (ii) reserves established by management for claims incurred but not reported to White Mountains and for future development on claims that have been reported (collectively, "IBNR"). Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim. White Mountains' claims staff periodically adjusts case reserves as additional information becomes known or payments are made. Generally accepted actuarial methods are used to project estimates of IBNR. Actuaries use a variety of statistical and analytical methods to determine estimates of IBNR, which are based, in part, on historical claim reporting and payment patterns. In estimating IBNR, actuaries consider all available information, including historical experience, changes in business mix, coverage limits, changes in claims handling practices, pricing, reinsurance protections, inflation and the effects of legal, social and legislative trends on future claim payments. Management exercises judgment based upon its knowledge of its business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate it believes reflects White Mountains' expected ultimate unpaid loss and loss adjustment expenses and related reinsurance recoverables.

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

        Loss and loss adjustment expense reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of numerous factors that occurred prior to White Mountains' acquisition of OneBeacon on June 1, 2001. As discussed in the 2001 Annual Report on Form 10-K, OneBeacon is the result of the 1998 merger (the "Merger") of the U.S. operations of General Accident plc and Commercial Union plc, two companies with different underwriting and claims management philosophies and practices. Beginning in the mid-1990's, through the Merger, and continuing through the Acquisition, OneBeacon experienced an environment of significant change, both in its business and its operations. Generally accepted actuarial techniques used to estimate loss reserves rely in large degree on the consistency of historical trends regarding business mix, coverage limits, case reserve adequacy, claims settlement rates and other factors. When there are underlying changes in business or claims settlement practices, actuaries estimate the impact on historical trends using all information available at the time. The breadth and depth of changes at OneBeacon introduced significant uncertainty and led to volatility in the results produced by a variety of actuarial loss reserving techniques, especially those that rely on consistent case reserving patterns.

        White Mountains has taken significant actions with respect to OneBeacon since it completed the Acquisition, including shedding non-core businesses through the Liberty Mutual transaction, increasing prices, re-underwriting (which means reevaluating the risks, terms and conditions associated with renewing certain policies and in appropriate cases declining to issue a renewal policy), eliminating unprofitable products, accounts and agents, improving the claims adjudication, settlement, administration, reporting and processing functions and improving management information systems. Although management believes that OneBeacon's reserves are now reasonably stated, ultimate loss and loss adjustment expenses for past accident years may deviate, perhaps materially, from reserves currently reflected in the consolidated financial statements. Further adverse development, if any, will impact OneBeacon's results of operations.

Reinsurance

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

Asbestos and environmental loss and loss adjustment expense reserve activity

        White Mountains' insurance and reinsurance subsidiaries have estimated asbestos and environmental loss and loss adjustment expense liabilities based upon several factors including facts surrounding reported cases and exposures such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims. White Mountains' reserves for environmental and asbestos losses at September 30, 2002 represent management's best estimate of White Mountains' ultimate liability based on information currently available. However, if case law expands, White Mountains may be subject to environmental and asbestos loss and loss adjustment expense liabilities beyond that intended by policy coverage. Furthermore, in the event that current case law expands to include claims not contemplated in the establishment of White Mountains' recorded environmental and asbestos loss and loss adjustment expense reserves, White Mountains believes that it is unlikely that these claims will have a material adverse effect on its financial condition or liquidity. Nonetheless, due to the expansion of coverage and liability allowed under case law in the past and the possibilities of similar interpretations in the future, additional increases in environmental and asbestos loss reserves may emerge which could adversely affect the Company's financial position and/or cash flows. Loss reserve additions arising from such future unfavorable case law interpretations cannot be reasonably estimated at the present time.

Loss and loss adjustment expense reserve summary

        The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Gross beginning balance	$9,179.9	$7,862.1	$9,527.6	$1,556.3
Less beginning reinsurance recoverable on unpaid losses	(4,067.7)	(2,705.6)	(4,203.5)	(726.5)

Net loss and LAE reserves	5,112.2	5,156.5	5,324.1	829.8
Net loss and LAE reserves acquired—OneBeacon(1)	—	—	—	4,394.4
Net loss and LAE reserves acquired—Imperial Casualty	—	—	11.0	—
Net loss and LAE reserves acquired—Folksam Singapore	17.5	—	17.5	—
Net loss and LAE reserves acquired—C-F	—	2.3	—	2.3
Loss and loss adjustment expenses incurred relating to:
Current year losses	629.6	1,016.1	2,003.4	1,493.7
Prior year losses	8.0	(.9)	24.1	22.2
Other adjustments	—	—	(17.0)	—

Total incurred loss and loss adjustment expenses	637.6	1,015.2	2,010.5	1,515.9
Accretion of fair value adjustment to loss and LAE reserves	14.2	32.5	65.6	40.0
Loss and loss adjustment expenses paid relating to:
Current year losses	(321.3)	(477.7)	(787.3)	(635.2)
Prior year losses	(504.3)	(413.8)	(1,685.5)	(832.2)

Total loss and loss adjustment expense payments	(825.6)	(891.5)	(2,472.8)	(1,467.4)
Net ending balance	4,955.9	5,315.0	4,955.9	5,315.0
Plus ending reinsurance recoverable on unpaid losses	4,177.3	2,863.1	4,177.3	2,863.1

Gross ending balance	$9,133.2	$8,178.1	$9,133.2	$8,178.1

(1)
Reinsurance recoverable on unpaid losses acquired in the Acquisition was $1,969.8 million.

        Incurred losses and loss adjustment expenses related to prior accident years of $8.0 million and $24.1 million for the three and nine months ended September 30, 2002, respectively, primarily represent $8.1 million and $21.2 million, respectively, of additional reported losses at Folksamerica from aviation insurance coverage, the largest of which was from the October 2000 Singapore Air crash in Taiwan. The majority of prior year reserve development recorded by Folksamerica during the three months ended September 30, 2002 related to business ceded to Imagine Insurance Company, Ltd. of Barbados ("Imagine") as part of a retroactive reinsurance agreement entered into during 2000 (the "Imagine Cover"). The prior year reserve development for the nine months ended September 30, 2002 also included $10.9 million of asbestos and environmental development and $4.0 million of adverse development related to the remaining business from the USF Re acquisition. The offsetting benefit resulting from this agreement with Imagine was deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP. Additionally, incurred losses and loss adjustment expenses related to prior accident years of

$1.4 million for the nine months ended September 30, 2002 related to reserves acquired by Fund American Re from Folksam. The development recorded by Fund American Re is fully offset by acquisition protections from the seller in the form of a "disappearing note" issued by Folksam, whereby Fund American Re is not required to repay the loan should amounts in the acquired balance sheet develop adversely. Amounts applied to reduce the note are recorded in other revenues. Favorable incurred loss and loss adjustment expenses in the nine months ended September 30, 2002 include $17.0 million relating to the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with Folksamerica's 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). The collection experience and financial stability of the reinsurance facility for which this allowance was established have improved significantly since the acquisition and the allowance was determined to be unnecessary.

        Incurred losses and loss adjustment expenses related to prior accident years of $22.2 million for the nine months ended September 30, 2001 primarily represent: (i) higher than expected reported losses in Folksamerica's property excess line recorded during the 2001 first quarter and (ii) strengthening recorded in the 2001 second quarter related to business ceded to Imagine. The offsetting benefit resulting from this agreement with Imagine Re was deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims in accordance with GAAP.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001 ($178.4 million at September 30, 2002) is being recognized through an income statement charge ratably with, and over the period the claims are settled. As such, White Mountains recognized $14.2 million and $65.6 million of such charges, recorded as loss and loss adjustment expenses, for the three and nine months ended September 30, 2002, respectively, and $32.5 million and $40.0 million for the three and nine months ended September 30, 2001, respectively.

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured even if the reinsurer is unable to honor its obligations under reinsurance contracts.

OneBeacon

        OneBeacon cedes various risks to high-quality, highly rated, third party reinsurers in order to provide greater diversification of risk and minimize its net loss arising from large risks or catastrophic events.

        Catastrophe losses are unpredictable and the level of catastrophic losses experienced in any year could potentially be material to OneBeacon's results of operations and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms, tornadoes and terrorist acts. The extent of losses caused by a catastrophic event is both a function of the total amount of insured exposures in areas affected by the event and the severity of the event.

        OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe-prone areas (such as coastal regions) and through the purchase of catastrophe reinsurance. OneBeacon has entered into a property catastrophe reinsurance program for the 2002 calendar year whereby the first $125.0 million of losses resulting from any single catastrophe are retained by OneBeacon. Property catastrophe losses from a single event in excess of $125.0 million, up to $200.0 million, are reinsured with a syndicate of reinsurers for 75% of the loss in excess of $125.0 million. Property catastrophe losses from a single event in excess of $200.0 million, up to $850.0 million, are reinsured with a group of reinsurers for 95% of the loss in excess of $200.0 million. OneBeacon's 2002 property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks and is limited to 30% of commercial property losses resulting from other types of terrorist attacks from $125.0 million to $650.0 million and 95% of such losses from $650.0 million to $750.0 million. In the event of a 2002 catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of 2002 by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium of $34.7 million. Additionally, in June 2002, OneBeacon supplemented its existing property catastrophe reinsurance program through a new contract with Folksamerica which was subsequently reinsured to Olympus Reinsurance Ltd. ("Olympus Re") through a 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus Re are responsible for 25% and 75%, respectively, of any losses incurred by OneBeacon related to a catastrophic event which causes OneBeacon to incur ultimate losses between $100.0 million and $125.0 million. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation. OneBeacon also purchases reinsurance coverage for certain specific risks below $100.0 million where appropriate.

        In connection with the Acquisition, OneBeacon obtained the NICO Cover for a premium of $1.3 billion under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and loss adjustment expenses incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures. Under the terms of the NICO Cover, in addition to the reinsurance premium, NICO received the benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed. Third party reinsurance collected on the claims covered by this agreement serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. During the fourth quarter of 2001, OneBeacon increased its reserves for gross asbestos and environmental reserves so that its reserve levels are more closely aligned with industry-wide survival ratios, substantially all of which was covered under the NICO Cover. As a result, OneBeacon estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by the NICO Cover after estimating amounts that will be recovered by NICO from other third party reinsurers at September 30, 2002. Approximately $395 million of the estimated $1,771 million of incurred losses has been paid by NICO through September 30, 2002. To the extent that OneBeacon's estimate of ultimate asbestos and environmental losses and NICO's third-party recoverables differs from actual experience, the amount of coverage remaining under the NICO Cover could be higher or lower than $729 million.

        In connection with the Acquisition, OneBeacon obtained the GRC Cover which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. As a result, OneBeacon has recorded $531.7 million in recoverables due from GRC at September 30, 2002 and December 31, 2001, which represents management's best estimate of the total ultimate recoveries under the GRC Cover. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

        Reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. Therefore, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers with strong financial strength ratings. Reinsurance recoverables from Berkshire (NICO and GRC's ultimate parent) represented 61% of White Mountains' total reinsurance recoverables at September 30, 2002. (See Note 11 for a discussion of Berkshire's relationship with the Company). Both NICO and GRC have "A++" (Superior) ratings from A.M. Best. The remaining reinsurers generally are rated "A" (Excellent) or better by A.M. Best. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.

Folksamerica

        Folksamerica has exposure to losses assumed from primary insurers including losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by closely monitoring aggregate exposures and related probable maximum losses (PMLs), and by reinsuring excess risks with other reinsurers. Folksamerica's catastrophe management strategy is to limit its net loss to less than 10% of surplus for a 1 in 250 year event. Annually, Folksamerica purchases catastrophe protection with top quality reinsurers to assist in achieving this strategy.

        In the fourth quarter of 2000 Folksamerica purchased the Imagine Cover which was designed to reduce its statutory operating leverage and to provide adverse development protection of up to $115.0 million on (i) loss and loss adjustment expense reserves remaining from its acquisition of the Risk Capital Operations; (ii) loss and loss adjustment expense reserves remaining from the USF Re acquisition; (iii) adverse development protection on Folksamerica's remaining asbestos and environmental exposures and (iv) prospective reinsurance coverage for losses in excess of premiums earned on policies which Folksamerica was contractually bound to write as a result of the Risk Capital Operations. In connection with the Imagine Cover, Folksamerica transferred loss and loss adjustment expense reserves of $250.0 million and unearned premium reserves of $65.0 million to Imagine for consideration of $315.0 million.

        In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", amounts related to reserves transferred to Imagine for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At September 30, 2002 and December 31, 2001, Folksamerica's reinsurance recoverables included $378.8 million and $442.3 million, respectively, recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of September 30, 2002, there was approximately $12 million of coverage remaining under this contract. At September 30, 2002 and December 31, 2001, Folksamerica had also recorded $57.3 million and $40.0 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $1.8 million and $5.6 million of such deferred gains during the three and nine months ended September 30, 2002, respectively.

        Annually, Folksamerica also purchases whole-account, accident year stop loss coverage from London Life and General Reinsurance Company Ltd. and its affiliates ("London Life"). For the 2002 accident year, Folksamerica's limit of coverage under this contract is $50 million attaching at a 78% loss ratio. All balances due from London Life are fully collateralized, either in the form of funds held or a letter of credit. At both September 30, 2002 and December 31, 2001, Folksamerica had reinsurance recoverables with a carrying value of $141.7 million associated with London Life.

Note 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Investment income:
Fixed maturity investments	$75.8	$117.7	$264.6	$186.2
Short-term investments	1.4	1.5	3.2	11.3
Common equity securities	11.5	1.2	13.8	3.6
Other	.1	(.3)	(2.5)	1.8

Total investment income	88.8	120.1	279.1	202.9
Less investment expenses and other charges	(.7)	(.8)	(2.9)	(1.4)

Net investment income, before tax	$88.1	$119.3	$276.2	$201.5

        The composition of realized investment gains (losses) for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Fixed maturity investments	$118.8	$131.4	$125.9	$146.5
Common equity securities	(2.1)	.2	3.7	20.8
Other investments	2.6	(18.0)	(12.9)	(19.0)

Net realized investment gains, before tax	119.3	113.6	116.7	148.3
Income taxes attributable to realized investment gains and losses	(30.0)	(39.8)	(26.9)	(46.3)

Net realized investment gains, after tax	$89.3	$73.8	$89.8	$102.0

        In addition to the net realized investment gains reflected above, net realized gains reported on the accompanying Consolidated Statements of Income and Comprehensive Income also include gains and losses from the sale of real estate and insurance subsidiaries.

        In 2001, for its efforts in forming Montpelier, the Company received warrants to acquire 4,871,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable approximately ten years from the date of grant. White Mountains' investment in the Montpelier warrants constitutes a derivative security under SFAS No. 133, thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized currently through the income statement as a realized investment gain. In accordance with SFAS No. 133, White Mountains has determined the fair value of the Montpelier warrants based on the Black Scholes option pricing model and has correspondingly recognized realized investment gains of $32.3 million and $36.3 million for the three and nine months ended September 30, 2002, respectively. This valuation would imply a value per warrant of approximately $8.

        Net realized investment gains were reduced by mark-to-market realized losses of $30.3 million and $46.3 million for the three and nine months ended September 30, 2002, respectively and $16.7 million and $15.6 million for the three and nine months ended September 30, 2001, respectively, in connection with White Mountains' interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Bank Facility.

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

        The cost or amortized cost, gross unrealized gains and losses, and carrying values of White Mountains' investment securities (excluding short-term investments and investments in unconsolidated insurance affiliates) by category as of September 30, 2002 were as follows:

	September 30, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
Fixed maturity investments	$6,620.8	$281.9	$(35.0)	$6,867.7
Common equity securities	254.9	43.0	(25.2)	272.7
Other investments	166.9	22.2	(4.6)	184.5

Total	$7,042.6	$347.1	$(64.8)	$7,324.9

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

        During the three and nine months ended September 30, 2002, White Mountains experienced $4.4 million and $9.6 million in pre-tax other-than-temporary impairment charges, respectively. Of the charge recorded in the third quarter of 2002, $3.5 million was related to White Mountains' investment in the Conning Connecticut Insurance Fund, a limited partnership carried in other investments. The $5.2 million recorded in the first half of 2002 related primarily to White Mountains' investment in Insurance Partners, another limited partnership carried in other investments. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2002 and 2001 periods presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2002 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary as White Mountains has the ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2002 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. As of September 30, 2002, White Mountains' investment portfolio did not include any investment securities with after tax unrealized loss of more than $3.0 million.

        As of September 30, 2002, White Mountains reported $1,271.0 million in accounts payable on unsettled investment purchases and $484.1 million in accounts receivable on unsettled investment sales, of which $1,150.3 million and $447.8 million, respectively, are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a specified settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions.

Note 6. Debt

        White Mountains' debt outstanding as of September 30, 2002 and December 31, 2001 consisted of the following:

Millions	September 30, 2002	December 31, 2001
Bank Facility:
Revolving loan	$125.0	$125.0
Term loans	622.8	700.0

Total	747.8	825.0

Other Debt:
Seller Note	$260.0	$260.0
Other debt	39.4	40.4

Total debt	$1,047.2	$1,125.4

Seller Note

        On June 1, 2001, White Mountains issued the Seller Note of $260.0 million to Aviva. The Seller Note has an eighteen-month term and bears interest at a rate equal to 50 basis points over the rate on White Mountains' Bank Facility described below. The Seller Note may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per Common Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation with cash rather than through the issuance of Common Shares. The Seller Note matures on November 29, 2002.

Bank Facility

General

        In connection with the Acquisition, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, borrowed $825.0 million from a banking syndicate arranged by Lehman Brothers, Inc. (the "Bank Facility"), which is comprised of two term loan facilities (subsequently refinanced into three term loan facilities, as described below) and a revolving credit facility. As of September 30, 2002, the term loan facilities were comprised of a $228.8 million amortizing Tranche A term loan with a final maturity in March 2006 and a $394.0 million amortizing Tranche B term loan with a final maturity in March 2007. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility expires on June 1, 2006.

        The Bank Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At September 30, 2002, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

Subsequent Refinancing

        On October 31, 2002, Fund American completed an amendment of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. The new Tranche C term loan is an amortizing loan with a final maturity in March 2007. The refinancing reduces the amount of quarterly amortization payments Fund American must make over the next four years (see amortization table below). The refinancing increases the applicable eurodollar rate margin on the new Tranche C term loan by 87.5 basis points over the existing Tranche A term loan eurodollar rate margin, and increases the applicable eurodollar rate margin on the existing and unchanged Tranche B term loan by 12.5 basis points. The remaining $85.0 million outstanding under the Tranche A term loan will continue to bear interest at its current rate. In connection with the amendment, certain financial and other covenants that currently govern the Bank Facility were relaxed or eliminated, thereby increasing the Company's operational and financial flexibility.

        The following table illustrates the amortization of the Bank Facility after September 30, 2002; both before and after giving effect to the refinancing (in millions):

	As of September 30, 2002			After the Effects of the Refinancing
Year Ended								Annual Change
	Tranche A	Tranche B	Total	Tranche A	Tranche B	Tranche C	Total
2002	$13.1	$1.0	$14.1	$—	$1.0	$.4	$1.4	$(12.7)
2003	58.1	4.0	62.1	22.9	4.0	1.4	28.3	(33.8)
2004	65.6	4.0	69.6	25.9	4.0	1.4	31.3	(38.3)
2005	73.2	4.0	77.2	28.8	4.0	1.4	34.2	(43.0)
2006	18.8	4.0	22.8	7.4	4.0	1.4	12.8	(10.0)
2007	—	377.0	377.0	—	377.0	137.8	514.8	137.8

Total	$228.8	$394.0	$622.8	$85.0	$394.0	$143.8	$622.8	$—

Interest Rate and Related Swaps

        As of September 30, 2002, interest on all borrowings under the Bank Facility was calculated at a rate per annum equal to the eurodollar rate (the rate based on a formula relating to the rate for dollar deposits in the interbank eurodollar market for a given interest period) plus (i) 2.125%, for borrowings under the revolving credit facility and the Tranche A term loan, and (ii) 2.875%, for borrowings under the Tranche B term loan. As of September 30, 2002, the weighted average interest rate for the $622.8 million outstanding under the term portion and $77.2 million of the revolving portion of the Bank Facility, after giving effect to the interest rate swaps described below, was approximately 7.04% (7.29% after giving effect to the rate increases resulting from the Bank Facility refinancing). As of September 30, 2002, the interest rate on the remaining $47.8 million outstanding under the revolving portion of the Bank Facility was based on the eurodollar rate in effect at that time plus 2.125%, or 3.939% and is not affected by the refinancing.

        During 2001, Fund American entered into a series of interest rate swaps with large financial institutions that were undertaken to achieve a fixed interest rate on the term loans under the Bank Facility. The interest rate swaps consist of a $200.0 million notional contract that is indexed to a 6.050% ten-year rate, a $200.0 million notional contract that is indexed to a 3.955% three-year rate, and $300.0 million of notional contracts that are indexed to a 3.825% three-year rate.

        The swap investments do not match the duration of the Bank Facility, and as a result do not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps are carried at fair value on White Mountains' balance sheet as other invested assets, with changes in their fair value reported directly through the income statement as realized gains or losses. For the three and nine months ended September 30, 2002, White Mountains recorded realized losses of $30.3 million and $46.3 million, respectively, representing the decrease in fair value of the swap investments as a result of decreases in market interest rates. As of September 30, 2002, the aggregate fair value of the interest rate swaps was a net liability of $51.2 million.

Other Debt

        White Mountains' other debt of $39.4 million at September 30, 2002 consisted of a $25.0 million seller note issued in connection with Folksamerica's 2001 acquisition of C-F, $2.3 million outstanding under a seller note issued in connection with Fund American Re's 2001 acquisition of Folksam's international reinsurance business, $5.1 million in prepaid medium term notes and $7.0 million in other debt. Both of the seller notes contain acquisition protection clauses whereby the amounts due under the notes may be reduced by post-acquisition adverse loss development.

Note 7. Income Taxes

        White Mountains' U.S.-based subsidiaries are subject to United States income taxes. Prior to its 1999 redomestication to Bermuda, the Company filed a consolidated United States Federal income tax return with its subsidiaries. The White Mountains' U.S.-based subsidiaries continue to file United States tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate United States income tax liability of White Mountains' U.S.-based subsidaries may be higher than it otherwise would have been if part of a consolidated tax return.

        The Company is not subject to United States income taxes on its direct earnings. White Mountains' operations in Barbados, Canada, Ireland, Singapore and Sweden are subject to income and other taxes in their respective jurisdiction. Dividends from U.S. subsidiaries to the Company or other non-U.S. subsidiaries are also generally subject to a U.S. withholding tax.

        The non-United States component of pretax earnings (loss) was $34.6 million and $66.6 million for the three and nine months ended September 30, 2002, respectively, and was $25.2 million and ($14.0) million for the three and nine months ended September 30, 2001, respectively.

        A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision (benefit) on pretax earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Tax provision (benefit) at the United States statutory rate	$30.4	$(27.1)	$25.1	$(65.2)
Differences in taxes resulting from:
Deferred credit amortization and purchase price adjustments	—	(7.6)	—	(12.3)
Tax reserve adjustments	1.4	1.3	4.0	3.8
Non-United States net earnings	(10.6)	(8.6)	(20.5)	6.3
Other, net	.8	(.4)	(3.1)	.6

Total income tax provision (benefit) on pretax earnings	$22.0	$(42.4)	$5.5	$(66.8)

Note 8. Earnings Per Share

        Basic earnings per Common Share is computed using the weighted average number of Common Shares outstanding. Diluted earnings per Common Share is computed using the weighted average number of Common Shares and the net effect of dilutive equivalent Common Shares outstanding, which consist of the Warrants and options to acquire Common Shares ("Options") held by management. The Warrants were expensed upon their issuance in June 2001. Options and restricted Common Shares are expensed over their vesting period. The following table details the Company's computation of earnings per Common Share for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per Common Share numerators (in millions):
Net income (loss) from continuing operations	$54.6	$(44.8)	$35.9	$(132.5)
Redemption value adjustment — Convertible Preference Shares(1)	—	79.2	—	(305.1)
Dividends on Convertible Preference Shares(1)	—	—	—	(.3)

Net income (loss) from continuing operations available to common shareholders	$54.6	$34.4	$35.9	$(437.9)

Cumulative effect of changes in accounting principles	—	—	660.2	—
Extraordinary gain—excess of fair value of net assets acquired over cost	—	13.6	7.1	13.6
Extraordinary loss—early extinguishment of debt	—	—	—	(4.8)

Net income (loss) available to common shareholders	$54.6	$48.0	$703.2	$(429.1)

Diluted earnings per Common Share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$54.6	$34.4	$35.9	$(437.9)
Other effects on diluted earnings(2)	(.4)	—	(.9)	—

Adjusted net income (loss) from continuing operations available to common shareholders	$54.2	$34.4	$35.0	$(437.9)
Cumulative effect of changes in accounting principles	—	—	660.2	—
Extraordinary gain—excess of fair value of net assets acquired over cost	—	13.6	7.1	13.6
Extraordinary loss—early extinguishment of debt	—	—	—	(4.8)

Adjusted net income (loss) available to common shareholders	$54.2	$48.0	$702.3	$(429.1)

Earnings per Common Share denominators (in thousands):
Basic earnings per Share denominator (average shares outstanding)	8,190	6,787	8,187	6,185
Dilutive options and warrants to acquire shares(3)	784	761	856	—

Diluted earnings per Share denominator	8,974	7,548	9,043	6,185

Basic earnings per Common Share (in dollars):
Net income (loss) from continuing operations	$6.67	$5.07	$4.38	$(70.82)
Cumulative effect of changes in accounting principles	—	—	80.65	—
Extraordinary gain — excess of fair value of net assets acquired over cost	—	2.01	.87	2.20
Extraordinary loss—early extinguishment of debt	—	—	—	(.77)

Net income (loss)	$6.67	$7.08	$85.90	$(69.39)

Diluted earnings per Common Share (in dollars):
Net income (loss) from continuing operations	$6.04	$4.56	$3.87	$(70.82)
Cumulative effect of changes in accounting principles	—	—	73.01	—
Extraordinary gain—excess of fair value of net assets acquired over cost	—	1.80	.79	2.20
Extraordinary loss—early extinguishment of debt	—	—	—	(.77)

Net income (loss)	$6.04	$6.36	$77.67	$(69.39)

(1)
On June 1, 2001, the Company issued the Convertible Preference Shares which were subsequently converted into Common Shares upon shareholder approval on August 23, 2001. Absent shareholder approval, each holder had the right to require the Company to repurchase, for cash, the Convertible Preference Shares on an

  "as converted" basis at a future date. For this reason, the Convertible Preference Shares were deemed to have a beneficial conversion feature which required the instrument to be marked-to-market through the date of shareholder approval. This charge represents the excess of the market value of Common Shares at August 23, 2001 over the investors' cost of the Convertible Preference Shares on June 1, 2001 and did not impact White Mountains' tangible book value.

(2)
Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding options and warrants to acquire common shares of Montpelier that are currently in-the-money. Also includes an adjustment for compensation charges taken with respect to options which were dilutive for the period and have been included in the diluted earnings per Common Share denominator.

(3)
The diluted earnings per Common Share denominator for the three and nine months ended September 30, 2001 excludes the net anti-dilutive effects of Options to acquire 81,000 Common Shares at an average price per share of $113.99.

Note 9. Employee Share-Based Compensation Plans

White Mountains' Incentive Plan (the "Incentive Plan")

        The Incentive Plan provides for granting to certain officers of the Company, and certain of its subsidiaries, various types of share-based incentive awards including performance shares, restricted shares and Options. On August 23, 2001, the Company's shareholders approved an amendment to the Incentive Plan which provided a fresh inventory of 300,000 Common Shares available for grant thereunder over a ten-year period.

        Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. Grants are generally earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board of Directors ("Compensation Committee"). The Company's return on equity used to determine awards includes the cost of all projected compensation awards. For the three-year performance periods beginning 2002, 2001 and 2000, White Mountains granted a total of 66,000, 85,600 and 34,000 performance shares, respectively, under the Incentive Plan. As of September 30, 2002, there were 234,000 Common Shares remaining available for grant under the Incentive Plan.

        For 2001 the Compensation Committee made a one-time award of restricted Common Shares ("Restricted Shares") to key officers of the Company. Pursuant to the Incentive Plan, White Mountains issued 94,500 Restricted Shares, of which 21,000 vest in December 2002 and 73,500 vest in June 2003. Vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period. There are no other restrictions on the Restricted Shares once they have become fully vested.

        At September 30, 2002, the Company had outstanding 63,865 Options (4,825 of which were exercisable) issued to certain key employees which vest incrementally over a ten year period. The Options had a weighted average exercise price of $123.51 per Common Share at September 30, 2002. During the nine months ended September 30, 2002, Options to acquire 9,600 Common Shares were exercised at a weighted average exercise price of $119.61 per Common Share.

OneBeacon Performance Plan

        OneBeacon's Performance Plan (the "Performance Plan") provides for granting of performance shares to certain key employees of OneBeacon. During 2001, an initial inventory of 500,000 Common Shares was made available for grant under the Performance Plan. For the three-year performance period beginning January 1, 2002 and the thirty-month performance period from July 1, 2001 to December 31, 2003, OneBeacon granted a total of 123,081 and 170,803 performance shares, respectively, to its key employees. As of September 30, 2002, there were 206,116 performance shares remaining available for grant under the Performance Plan.

Other Share-Based Compensation

        The defined contribution plans of OneBeacon and Folksamerica (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the Company's Common Shares. As of September 30, 2002 and December 31, 2001, the 401(k) Plans held less than 1% of the total Common Shares outstanding. In connection with the Acquisition, eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

Share-Based Compensation Expense

        White Mountains expenses its performance shares awarded under the Incentive Plan and the Performance Plan over the relevant performance period assuming full vesting at the current market value of Common Shares. During the three and nine months ended September 30, 2002 and 2001, White Mountains recorded compensation (credits) charges of ($4.6) million and $9.9 million, respectively, for outstanding performance shares. White Mountains accrued liabilities of $69.7 million and $56.4 million as of September 30, 2002 and December 31, 2001, respectively, related to performance shares outstanding under both the Incentive Plan and the Performance Plan.

        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Options and Restricted Shares and accounts for them at intrinsic value over the relevant vesting period. For the three and nine months ended September 30, 2002, the Company recognized $4.1 million and $12.2 million, respectively, in compensation charges for its outstanding Restricted Shares. For the three and nine months ended September 30, 2002, the Company recognized ($.3) million and ($.9) million, respectively, in compensation credits for its outstanding Options.

Note 10. Segment Information

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

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to its Board of Directors. All significant intercompany transactions among White Mountains' segments have been eliminated.

Millions	OneBeacon	Reinsurance	Other Operations	Total
Three Months Ended September 30, 2002
Earned insurance and reinsurance premiums	$688.9	$182.1	$7.5	$878.5
Net investment income	73.2	13.7	1.2	88.1
Net realized gains (losses)	83.7	33.4	(14.9)	102.2
Other revenue	(.7)	13.0	2.6	14.9

Total revenues	$845.1	$242.2	$(3.6)	$1,083.7

Pretax earnings (loss)	$98.7	$43.3	$(55.1)	$86.9
Tax benefit (provision)	(34.6)	(12.6)	25.2	(22.0)
Minority interest charges	—	—	(10.3)	(10.3)

Net income (loss) from continuing operations	$64.1	$30.7	$(40.2)	$54.6

Three Months Ended September 30, 2001
Earned insurance and reinsurance premiums	$972.1	$88.5	$6.8	$1,067.4
Net investment income	106.9	14.4	(2.0)	119.3
Net realized gains (losses)	166.0	11.0	(58.4)	118.6
Other revenue	1.4	(1.1)	33.8	34.1

Total revenues	$1,246.4	$112.8	$(19.8)	$1,339.4

Pretax earnings (loss)	$(1.4)	$(15.4)	$(60.6)	$(77.4)
Tax benefit (provision)	(0.3)	8.3	34.4	42.4
Minority interest charges	—	—	(9.8)	(9.8)

Net income (loss) from continuing operations	$(1.7)	$(7.1)	$(36.0)	$(44.8)

Millions	OneBeacon	Reinsurance	Other Operations	Total
Nine Months Ended September 30, 2002
Earned insurance and reinsurance premiums	$2,241.4	$472.8	$22.1	$2,736.3
Net investment income	235.6	43.1	(2.5)	276.2
Net realized gains (losses)	98.5	26.5	(19.8)	105.2
Other revenue	(2.6)	50.4	31.2	79.0

Total revenues	$2,572.9	$592.8	$31.0	$3,196.7

Pretax earnings (loss)	$135.2	$102.1	$(165.5)	$71.8
Tax benefit (provision)	(47.4)	(22.5)	64.4	(5.5)
Minority interest charges	—	—	(30.4)	(30.4)

Net income (loss) from continuing operations	$87.8	$79.6	$(131.5)	$35.9

Millions	OneBeacon	Reinsurance	Other Operations	Total
Nine Months Ended September 30, 2001
Earned insurance and reinsurance premiums	$1,302.1	$295.2	$19.1	$1,616.4
Net investment income	145.4	40.6	15.5	201.5
Net realized gains (losses)	169.7	23.8	(33.1)	160.4
Other revenue	1.4	10.5	56.0	67.9

Total revenues	$1,618.6	$370.1	$57.5	$2,046.2

Pretax earnings (loss)	$(53.5)	$(12.2)	$(120.7)	$(186.4)
Tax benefit (provision)	19.9	7.6	39.3	66.8
Minority interest charges	—	—	(12.9)	(12.9)

Net loss from continuing operations	$(33.6)	$(4.6)	$(94.3)	$(132.5)

Ending assets
September 30, 2002	$12,598.1	$3,894.9	$576.7	$17,069.7
December 31, 2001	$12,729.7	$3,346.1	$492.2	$16,568.0

        The following table provides further information on OneBeacon's four distinct underwriting sub-segments consisting of its Personal, Commercial, Specialty and Non-core insurance products. OneBeacon's non-core businesses consist of business transferred to Liberty Mutual under the Renewal Rights Agreement, the operations of NFU and certain other operations in run-off. Discrete financial information for these sub-segments is limited to the information provided below:

	OneBeacon
Three Months Ended September 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$273.6	$99.8	$99.2	$472.6	$162.4	$635.0

Earned insurance premiums	$265.8	$122.9	$64.4	$453.1	$235.8	$688.9
Loss and loss adjustment expenses	(182.8)	(90.5)	(36.6)	(309.9)	(178.7)	(488.6)
Other underwriting expenses	(74.6)	(48.6)	(22.3)	(145.5)	(110.0)	(255.5)

Net underwriting gain (loss)	$(8.4)	$(16.2)	$5.5	$(2.3)	$(52.9)	$(55.2)

	OneBeacon
Nine Months Ended September 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$877.5	$362.5	$214.7	$1,454.7	$583.5	$2,038.2

Earned insurance premiums	$757.7	$411.5	$181.4	$1,350.6	$890.8	$2,241.4
Loss and loss adjustment expenses	(567.3)	(290.4)	(102.9)	(960.6)	(702.8)	(1,663.4)
Other underwriting expenses	(197.1)	(145.4)	(59.8)	(402.3)	(385.5)	(787.8)

Net underwriting gain (loss)	$(6.7)	$(24.3)	$18.7	$(12.3)	$(197.5)	$(209.8)

	OneBeacon
Three Months Ended September 30, 2001 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$230.6	$156.7	$41.6	$428.9	$422.1	$851.0

Earned insurance premiums	$226.0	$190.9	$50.6	$467.5	$504.6	$972.1
Loss and loss adjustment expenses	(176.3)	(231.5)	(27.4)	(435.2)	(489.1)	(924.3)
Other underwriting expenses	(70.3)	(66.6)	(18.3)	(155.2)	(167.0)	(322.2)

Net underwriting gain (loss)	$(20.6)	$(107.2)	$4.9	$(122.9)	$(151.5)	$(274.4)

Note 11. Related Party Transactions

Berkshire

        NICO and GRC are wholly-owned subsidiaries of Berkshire. Through the Warrants, at September 30, 2002, Berkshire had the right to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share which represented approximately 17.0% of the total outstanding Common Shares on a fully-converted basis. On October 24, 2002, White Mountains issued $225.0 million of equity in a private transaction (See Note 13). As a result of customary anti-dilution provisions applicable to the Warrants, the number of Common Shares purchasable on exercise of the Warrants was increased to 1,724,200 and the exercise price per Common Share of the Warrants was reduced to $173.99. Reinsurance recoverable from Berkshire is shown as a separate line item in White Mountains' consolidated balance sheet.

Olympus Re

        In January 2002, Folksamerica entered into a quota share retrocessional arrangement with Olympus Re, a Bermuda-domiciled reinsurer, which is designed to increase Folksamerica's ability to capitalize on the industry-wide enhanced reinsurance fundamentals during 2002 and beyond by writing additional property excess of loss business. Under the quota share treaty, effective January 1, 2002, Folksamerica cedes 75% of all of its short-tailed excess of loss business to Olympus Re. During the first nine months of 2002, Folksamerica ceded approximately $133.5 million in earned premiums and approximately $41.2 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the three and nine months ended September 30, 2002, White Mountains earned $12.4 million and $32.6 million, respectively, from management and service fee revenues on business referred to Olympus Re.

        In June 2002, OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus Re through the 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus Re are responsible for 25% and 75%, respectively, of any losses incurred by OneBeacon related to a catastrophic event which causes OneBeacon to incur ultimate losses between $100.0 million and $125.0 million. Under this arrangement, Olympus will receive $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings Ltd. ("Olympus Holdings"), Olympus Re's parent. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Montpelier

        In December 2001, White Mountains invested $180.0 million in Montpelier, which was formed to respond to the favorable underwriting and pricing environment in the reinsurance industry with approximately $1.0 billion of capital. As of September 30, 2002, as adjusted for stock splits, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable over ten years from the date of grant. On October 9, 2002, Montpelier completed an IPO whereby it sold 10,952,600 of its common shares for total proceeds of $201.2 million. White Mountains did not acquire or sell any shares through the IPO.

Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis, as adjusted for the IPO.

        K. Thomas Kemp, a Director and President of the Company, is a Director and the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

        OneBeacon Asset Management, a wholly owned indirect subsidiary of White Mountains, provides investment advisory and management services to Montpelier's subsidiary, Montpelier Reinsurance Ltd. ("Montpelier Re") and Olympus Re. Montpelier Re and Olympus Re pay investment management fees based on month-end market values of investments held under custody to OneBeacon Asset Management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At September 30, 2002, OneBeacon Asset Management had $1.1 billion and $576 million of assets under management from Montpelier Re and Olympus Re, respectively. In the nine months ended September 30, 2002, OneBeacon Asset Management had received $1.5 million and $.8 million in fees from Montpelier Re and Olympus Re, respectively.

Other relationships

        Mr. Howard Clark, a Director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman"). Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the $875.0 million Bank Facility. In addition, Fund American paid Lehman approximately $1.5 million in fees related to the October 2002 refinancing of the Bank Facility. See Note 6.

        Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore which has been retained by White Mountains from time to time to perform legal services.

        Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director of the Company and an Officer of OneBeacon, may continue his active involvement with his investment management business, Prospector Partners, LLC ("Prospector"), so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to OneBeacon. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At September 30, 2002, White Mountains had $62.9 million invested in funds managed by Prospector.

        At September 30, 2002, White Mountains had $9.1 million in limited partnership investment interests in High Rise Partners, L.P. White Mountains also owns investments that are managed by High Rise Capital Management L.P., of which Mr. Zankel, a Director of the Company, is the senior Managing Member. At September 30, 2002, White Mountains had $41.1 million in investments (excluding the limited partnership interests) managed by High Rise Capital Management L.P.

Note 12. Commitments and Contingencies

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

        The New York Automobile Insurance Plan ("NYAIP") is a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The NYAIP assigns such individuals to insurers to underwrite and service policies based on the proportion of the automobile insurance premiums each company voluntarily wrote in New York two years prior. The NYAIP allows insurers to either provide insurance coverage to these individuals or to transfer their NYAIP obligation to certain other insurance companies approved by the New York State Insurance Department. This latter process is referred to as a Limited Assigned Distribution ("LAD") and the companies that assume this obligation are referred to as "LAD servicing carriers". Companies who transfer their NYAIP business pay a fee to LAD servicing carriers in addition to the policy premium. To mitigate some of its NYAIP exposure, OneBeacon entered the LAD servicing business in December 2001 through the formation of its wholly owned subsidiary, General Assurance Company, which does business under the trade name "AutoOne".

        Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept NYAIP assignments during the next two years. White Mountains estimated the cost of discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year period and recorded a liability of $108.0 million and $131.1 million at September 30, 2002 and December 31, 2001, respectively. This estimate is based on projections of the total NYAIP assigned premiums over the next two years, OneBeacon's share of such assignments, fees charged by LAD servicing carriers to transfer NYAIP business and credits OneBeacon is able to generate for its own use as a result of being a LAD servicing carrier (i.e., AutoOne).

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when all of the following occur: (1) when an assessment is imposed or it is probable that an assessment will be imposed, (2) when the event obligating an entity to pay an assessment occurs and (3) when the amount of the assessment can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At September 30, 2002, the reserve for such assessments at White Mountains' insurance subsidiaries totalled $32.7 million, of which $15.4 million related to the insolvency of Reliance Insurance Company.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by such subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $120 million in damages which they allege represents three years of their lost profits in the subject business. The Company, its named subsidiaries and its named employees do not believe they engaged in any improper or actionable conduct. White

Mountains believes it has meritorious defenses to The Robert Plan Corporation lawsuit and intends to vigorously defend it.

        In June 1999, White Mountains sold the Valley Group, Inc. to Unitrin (the "VGI Sale"). As part of the VGI Sale, White Mountains has provided Unitrin, Inc. ("Unitrin") with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin.

Note 13. Subsequent Events

Equity Issuance

        On October 24, 2002, White Mountains sold $225.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC ("Franklin Mutual"), existing shareholders of White Mountains, purchased $200.0 million of convertible preference shares based on a value of $295.00 per common share, which had the effect of increasing the Franklin Mutual-managed investment funds' ownership in White Mountains from 12% to 17% on a fully converted basis. The convertible preference shares bear an annual dividend of $2.95 per share, payable in installments on June 30 and December 31, and will be automatically converted at a conversion price of $295.00 into 677,966 Common Shares of the Company upon approval by shareholders. White Mountains intends to seek shareholder approval at its 2003 Annual General Meeting of Members (Shareholders). If shareholder approval has not been obtained prior to March 31, 2005, each holder of convertible preference shares will thereafter have the right to require the Company to repurchase for cash the convertible preference shares on an "as converted" basis at the then-current price of a Common Share. In addition, investment funds managed by Highfields Capital Management LP purchased 84,745 Common Shares for $25.0 million, also based on a value of $295.00 per Common Share.

Debt Refinancing

        On October 31, 2002, White Mountains completed an amendment of the Bank Facility. See Note 6 for a detailed discussion of this transaction.

Employee Benefits

        During October 2002, OneBeacon management announced that OneBeacon's Pension Plan will be frozen, effective December 31, 2002, as part of a restructuring of its retirement benefit programs. OneBeacon will also discontinue the retiree medical plan for all but a small transition group of current employees and retirees. As a result, OneBeacon expects to recognize the impact of the curtailment beginning in the fourth quarter and is currently determining the amount of such gain or loss. Effective January 1, 2003, OneBeacon will institute a company-funded employee stock ownership plan covering all OneBeacon employees.

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

        The following discussion contains "forward-looking statements". White Mountains intends statements which are not historical in nature, and are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains' actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        OneBeacon's results during the three and nine months ended September 30, 2002 continue to reflect improvements over 2001 results. Favorable market conditions, good weather and steps taken since June 1, 2001 to improve the business have all contributed to this improvement. OneBeacon's core trade ratio (as defined in the "Summary of Operations by Segment, OneBeacon, Underwriting Results" section below) improved to just under 100% for the third quarter of 2002 and 102% for the first nine months of 2002, versus 114% for the year ended December 31, 2001 (which included approximately five points as a result of the terrorist attacks of September 11, 2001, "the Attacks"). OneBeacon's overall trade ratio (which includes business subject to the Renewal Rights Agreement, NFU and certain other insurance products in run-off) improved to 107% and 109% for the three and nine months ended September 30, 2002, respectively, versus 120% for the year ended December 31, 2001 (which included approximately three points as a result of the Attacks). OneBeacon expects its operations, particularly its core operations, will continue to improve as the effects of better pricing, underwriting and claims management continue to emerge and as business subject to the Renewal Rights Agreement and other products in run-off continue to be reduced.

        Folksamerica's statutory combined ratio, as adjusted to include the favorable effects of deferred reinsurance gains on retroactive reinsurance, improved to 99% for the three and nine months ended September 30, 2002, from 120% for the full year 2001 (which included twelve points of property catastrophe losses, including approximately six points as a result of the Attacks). The statutory combined ratio for the three and nine months ended September 30, 2002 included four points and one-and-a-half points of property catastrophe losses, respectively, mainly due to $7.5 million of net incurred losses related to the severe European floods during the third quarter of 2002. Aside from the lower level of incurred property catastrophe losses, the improvement in Folksamerica's 2002 results is attributable to the continuing positive trends in reinsurance pricing, terms and conditions that began before, and became more dramatic after, the Attacks. White Mountains expects the favorable trends in Folksamerica's operations to continue as better prices, terms and conditions are further reflected in its underwriting results. White Mountains also expects to experience favorable results from its other reinsurance operations (consisting of Fund American Re, WMU and its investment in Montpelier) as they continue to develop under favorable market conditions.

        The following table summarizes White Mountains' current and prior book values per Common Share:

	September 30, 2002	June 30, 2002	December 31, 2001
Fully converted book value per Common Share	$249.38	$235.62	$160.36
Fully converted tangible book value per Common Share	249.38	235.62	225.81

        White Mountains ended the third quarter of 2002 with a fully converted tangible book value per Common Share of $249.38 versus $235.62 as of June 30, 2002 and $225.81 as of December 31, 2001 (which includes the recognition of unamortized deferred credit and goodwill balances at that time). Investment gains and improving underwriting results in its insurance and reinsurance subsidiaries contributed to White Mountains' increase in book value during the third quarter of 2002.

        The following table summarizes White Mountains' consolidated financial results for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Total revenues	$1,083.7	$1,339.4	$3,196.7	$2,046.2
Total expenses	996.8	1,416.8	3,124.9	2,232.6
Net income (loss)	54.6	(31.2)	703.2	(123.7)
Comprehensive net income (loss)	132.8	8.3	889.2	(132.8)

        White Mountains' comprehensive net income for the three months ended September 30, 2002 of $132.8 million consisted of $17.9 million of net income from its insurance and reinsurance operations (which was reduced by $9.7 million as a result of the write-off of deferred acquisition costs associated with OneBeacon's non-core insurance operations), $167.5 million in after tax net realized and unrealized investment gains and $52.6 million in net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments).

        White Mountains' comprehensive net income for the three months ended September 30, 2001 of $8.3 million consisted of a $127.2 million net loss from its insurance and reinsurance operations, $113.4 million in after tax net realized and unrealized investment gains, $24.3 million in net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments) and $46.4 million in net income associated with the amortization of deferred credits. The net loss from other operations was lessened by a reduction in share appreciation expense of $19.3 million as a result of a decrease in the market value of Common Shares from June 30, 2001 to August 22, 2001. See below for a discussion of the nature of the share appreciation expense.

        White Mountains' comprehensive net income for the nine months ended September 30, 2002 of $889.2 million consisted of $84.9 million of net income from its insurance and reinsurance operations (which was reduced by a $31.2 million after tax write-off of deferred acquisition costs associated with OneBeacon's non-core insurance operations), $660.2 million in net income from the cumulative effect of accounting changes, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty, $275.8 million in after tax net realized and unrealized investment gains and $138.8 million in net losses from other operations (primarily after tax financing costs and purchase accounting adjustments). The accounting changes had no impact on White Mountains' tangible book value per Common Share.

        White Mountains' comprehensive net loss for the nine months ended September 30, 2001 of $132.8 million consisted of a $174.4 million net loss from its insurance and reinsurance operations, $92.9 million in after tax net realized and unrealized investment gains, $123.2 million in net losses from other operations (primarily from after tax financing costs and purchase accounting adjustments) and $71.9 million in net income associated with the amortization of deferred credits. The net loss from other operations was increased by a $58.8 million share appreciation expense for the portion of outstanding Series B Warrants that were not exercisable prior to August 23, 2001. This expense represented the excess of the estimated fair value of the Series B Warrants of $127.3 million over White Mountains' purchase price allocation to the Series B Warrants. Upon shareholder approval on August 23, 2001, the Series B Warrants were reclassified to common shareholders' equity. This charge had no impact on White Mountains' tangible book value per Common Share.

Summary of Operations by Segment

OneBeacon

        OneBeacon's comprehensive net income of $139.6 million and $249.0 million for the three and nine months ended September 30, 2002, respectively, consisted of net income from operations of $9.6 million and $23.8 million and after tax net realized and unrealized investment gains (principally on its fixed income portfolio) of $130.0 million and $225.2 million, respectively. Net income from operations for the three and nine months ended September 30, 2002, includes $9.7 million and $31.2 million, respectively, in after tax losses resulting from the write-off of deferred acquisition costs associated with non-core business subject to the Renewal Rights Agreement with Liberty Mutual.

        OneBeacon's comprehensive net income of $0.9 million and comprehensive net loss of $47.1 million for the three and nine months ended September 30, 2001, respectively, consisted of net loss from operations of $109.6 million and $143.9 million, respectively, and after tax net realized and unrealized investment gains (principally on its fixed income portfolio) of $110.5 million and $96.8 million, respectively.

        OneBeacon's core business consists of Personal and Commercial agency-produced accounts in New England, New York and New Jersey and selected Specialty operations. Personal lines include auto, homeowners and Custom-Pac products (combination policies offering home, auto and optional coverages). Commercial lines include package (combination policies offering property and liability coverage), commercial auto and workers compensation. OneBeacon's core Specialty businesses (which are produced in various geographic areas) principally include non-crop farm and ranch business, ocean marine and tuition reimbursement, and directors and officers, professional liability and medical provider excess market coverages. OneBeacon's non-core businesses consist of business transferred to Liberty Mutual under the Renewal Rights Agreement, the operations of NFU and certain other operations in run-off.

Underwriting Results

        The following table provides the underwriting results of OneBeacon's four distinct underwriting sub-segments for the three and nine months ended September 30, 2002 and for the three months ended September 30, 2001:

	OneBeacon
Three Months Ended September 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$273.6	$99.8	$99.2	$472.6	$162.4	$635.0

Earned insurance premiums	$265.8	$122.9	$64.4	$453.1	$235.8	$688.9
Loss and loss adjustment expenses	(182.8)	(90.5)	(36.6)	(309.9)	(178.7)	(488.6)
Other underwriting expenses	(74.6)	(48.6)	(22.3)	(145.5)	(110.0)	(255.5)

Net underwriting gain (loss)	$(8.4)	$(16.2)	$5.5	$(2.3)	$(52.9)	$(55.2)

Trade Ratios (a):
Loss and loss adjustment expense	66%	74%	57%	67%	76%	70%
Other underwriting expense	30%	37%	36%	33%	46%	37%

Total	96%	111%	93%	100%	122%	107%

	OneBeacon
Nine Months Ended Septembr 30, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$877.5	$362.5	$214.7	$1,454.7	$583.5	$2,038.2

Earned insurance premiums	$757.7	$411.5	$181.4	$1,350.6	$890.8	$2,241.4
Loss and loss adjustment expenses	(567.3)	(290.4)	(102.9)	(960.6)	(702.8)	(1,663.4)
Other underwriting expenses	(197.1)	(145.4)	(59.8)	(402.3)	(385.5)	(787.8)

Net underwriting gain (loss)	$(6.7)	$(24.3)	$18.7	$(12.3)	$(197.5)	$(209.8)

Trade Ratios (a):
Loss and loss adjustment expense	73%	71%	57%	70%	79%	74%
Other underwriting expense	29%	36%	35%	32%	40%	35%

Total	102%	107%	92%	102%	119%	109%

	OneBeacon
Three Months Ended September 30, 2001 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$230.6	$156.7	$41.6	$428.9	$422.1	$851.0

Earned insurance premiums	$226.0	$190.9	$50.6	$467.5	$504.6	$972.1
Loss and loss adjustment expenses	(176.3)	(231.5)	(27.4)	(435.2)	(489.1)	(924.3)
Other underwriting expenses	(70.3)	(66.6)	(18.3)	(155.2)	(167.0)	(322.2)

Net underwriting gain (loss)	$(20.6)	$(107.2)	$4.9	$(122.9)	$(151.5)	$(274.4)

Trade Ratios (a):
Loss and loss adjustment expense	78%	121%	54%	93%	97%	95%
Other underwriting expense	31%	33%	38%	33%	34%	33%

Total	109%	154%	92%	126%	131%	128%

(a)
The trade ratio is a modified statutory combined ratio. A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and loss adjustment expenses to premiums earned (the "loss and loss adjustment expense ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to premiums written (the "expense ratio"). In calculating OneBeacon's trade ratio, the expense ratio is modified by dividing certain other underwriting expenses, including general and administrative expenses, by earned premiums rather than written premiums. OneBeacon believes that the trade ratio is the best measure of the current profitability of its businesses because it relates the elements of the expense ratio relating to the cost of producing the business to premiums written and the elements relating to the cost of operating the business to premiums earned. For purposes of the trade ratio, fees earned by AutoOne, OneBeacon's limited assignment distribution business in New York, have been reflected as a reduction of net loss and loss adjustment expenses incurred.

        OneBeacon's current underwriting results, as measured by its trade ratios, have improved from those experienced in 2001. The trade ratio for core operations was 100% and 102% for the three and nine months ended September 30, 2002, respectively, compared to 114% for all of 2001. Business in run-off had a trade ratio of 122% and 119% for the three and nine months ended September 30, 2002, respectively, compared to 126% for all of 2001. OneBeacon's total trade ratio was 107% and 109% for the three and nine months ended September 30, 2002, respectively, compared to 120% for all of 2001. Improved pricing and other market conditions, mild weather and significant corrective actions taken since the Acquisition have contributed to the improvements. White Mountains believes that its purchase of OneBeacon has added and will continue to add significant value to its shareholders, provided it can continue to improve the current level of operating results at OneBeacon.

        Regional premium writings further declined during the third quarter of 2002 as the book continues to be repositioned for improved profitability. Concentrations of value in New York City, other urban areas and the Atlantic seacoast have been decreased to reduce OneBeacon's exposure to terrorism and coastal wind damage. Specialty and AutoOne premium writings are growing. In addition, OneBeacon's new professional liability operations, OneBeacon Professional Partners ("OBPP"), has also added premium growth.

        No significant changes were made to prior year reserves during the first nine months of 2002.

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

        Commercial Lines.    Price increases of 21% were achieved for the nine months ended September 30, 2002 versus the comparable period in 2001. A number of underperforming accounts and agencies have been terminated. A team of experts reviewed all large accounts to ensure timely corrective actions. Renewal retention is generally low, especially in New York City where OneBeacon has focused on reducing the concentration of risks subject to terrorism exposure. Credit terms are being tightened toward market standards. Overall, premium volume from core operations decreased 38% and 33% for the three and nine months ended September 30, 2002, respectively, versus the comparable periods in 2001 due to continued efforts to re-underwrite the book and increase prices. These declines are roughly consistent with management's expectations. The positive impact of the underwriting and pricing initiatives undertaken in the last year was somewhat offset in the third quarter of 2002 as commercial lines experienced large losses, resulting in a trade ratio of 111% and 107%, for the three and nine months ended September 30, 2002, respectively, as compared to 121% for all of 2001. The trade ratios in those 2002 periods were roughly seven points higher than expected. The 2001 trade ratio included approximately eleven points relating to the Attacks.

        Personal Lines.    OneBeacon writes the majority of its personal business in Massachusetts, New York and New Jersey, three states with difficult automobile regulatory environments and significant involuntary market loads. A dedicated staff with expertise in the unique regulatory aspects of each state manages each business.

        Throughout its Personal lines business, OneBeacon has focused on quickly improving its underwriting results. In addition to rate increases approved by regulators, which served to increase prices by 6% in auto and 7% in homeowners for the nine months ended September 30, 2002 verus the comparable 2001 period, OneBeacon has improved premium adequacy through re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. Excluding AutoOne's writings, OneBeacon's personal lines volume from core operations remained relatively unchanged for the three and nine months ended September 30, 2002 versus the comparable periods in 2001.

        AutoOne, a division of OneBeacon, became a limited assignment distribution carrier in late 2001 in order to capitalize on significant market opportunities created by the growth of the NYAIP. AutoOne wrote approximately $14 million and $68 million in premium for third parties during the three and nine months ended September 30, 2002, respectively. AutoOne also billed third parties servicing fees of approximately $27 million and $92 million for the three and nine months ended September 30, 2002, respectively. Contracts in place with 18 clients are expected to generate third party premium writings of approximately $83 million and servicing fees of approximately $123 million for all of 2002. During the third quarter of 2002, AutoOne completed its LAD contracting for 2003, with 22 client companies committed for approximately $107 million of NYAIP quota premium, which is approximately the same quota premium contracted under the LAD program for 2002. Due in part to a 19.5% rate increase implemented in the NYAIP program during 2002 and also overall improved loss ratios due to changes in plan mix (a higher percentage of standard risks flowing into the assigned risk pool) associated with growth in NYAIP volume, the average LAD rate will decline approximately 26% for contracts covering the 2003 year. Such decreases in LAD rates were expected and management believes that the margins in the program remain adequate for the coming year and that the resulting trade ratio will improve slightly. Total NYAIP quota premiums for 2003 are projected to be relatively flat compared to 2002 at between $1.1 billion and $1.2 billion.

        OneBeacon formed New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company ("New Jersey Skylands") during the third quarter of 2002 as part of a restructuring of its New Jersey Personal Lines operation. New Jersey Skylands began writing personal automobile coverage for new customers in August and beginning with policies renewing on or after October 23, 2002 is offering all of OneBeacon's current New Jersey personal automobile policyholders coverage upon renewal. The lead company of New Jersey Skylands, New Jersey Skylands Insurance Association, is a not-for-profit, policyholder-owned reciprocal insurance carrier. New Jersey Skylands was capitalized by OneBeacon with a $31.3 million surplus note which was funded in cash and investment securities on July 15, 2002. OneBeacon has no ownership interest in New Jersey Skylands. As a result, OneBeacon's future operating income derived from the New Jersey automobile insurance market will consist of management and service fees charged by New Jersey Skylands Management Corporation to New Jersey Skylands Insurance Association and its subsidiary and interest on the surplus note.

        Specialty Lines.    Overall underwriting results for specialty businesses were excellent with written premiums growing due to rate increases, high renewal retentions and new business. During the three and nine months ended September 30, 2002, OneBeacon wrote premium of $99.2 million and $214.7 million, respectively, as compared to $41.6 million and $146.2 million, respectively, for the comparable periods in 2001. The 2002 written premium includes $34.9 million and $38.7 million for the three and nine months ended September 30, 2002, respectively, relating to specialty products, primarily tuition reimbursement coverages. Such coverages were recorded in the fourth quarter of 2001. Specialty lines written premium also includes $12.7 million and $17.4 million of premium written during the three and nine months ended September 30, 2002, respectively, relating to directors and officers, professional liability and medical provider excess markets coverages written by OBPP, which commenced operations in February 2002.

Non-core Operations

        Results for OneBeacon's non-core businesses during the periods presented were as expected. Non-core operations include the results of the Renewal Rights Agreement. For the three and nine month periods ended September 30, 2002, business subject to the Renewal Rights Agreement had trade ratios of 115% for both periods on earned premiums of $177.2 million and $698.0 million, respectively. Written premiums were $117.7 million and $426.2 million for the three and nine months ended

September 30, 2002, respectively. The Renewal Rights Agreement was undertaken so that OneBeacon could exit a substantial portion of its non-core businesses and further strengthen and focus on its core Commercial and Personal lines located in the Northeast and its core Specialty operations where it has historically had better operating results. The underwriting performance of the business subject to the Renewal Rights Agreement has historically had, and for the remainder of the Renewal Rights Agreement is expected to continue to have, a higher relative underwriting loss than that of OneBeacon's core businesses. Therefore, although OneBeacon's premium levels are expected to decline significantly as a result of the Renewal Rights Agreement, OneBeacon's future results of operations and financial position are expected to improve from what OneBeacon would have expected had the agreement not been executed. The extent of these anticipated improvements is dependent on a variety of factors under the control of Liberty Mutual such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Upon review of segregated core and non-core claims information during the third quarter of 2002, OneBeacon's management identified a widening gap in average paid claims. As a result, management has begun a process to directly handle more of its non-core claims related to policies written prior to the Renewal Rights Agreement and expects this trend to continue with substantially all non-core claims under OneBeacon's direct review by the end of 2003. In accordance with the Renewal Rights Agreement, beginning November 1, 2002, OneBeacon's prorated share of underwriting results corresponding to renewing policies decreased from two-thirds to one-third.

Reinsurance

        Folksamerica.    Folksamerica reported $22.1 million of comprehensive income during the 2002 third quarter versus $11.7 million for the comparable 2001 period. Folksamerica's 2002 third quarter results consisted of net income from operations of $3.0 million and $19.1 million in after tax net realized and unrealized investment gains. Property catastrophe losses accounted for four points of Folksamerica's statutory combined ratio of 99% for the three months ended September 30, 2002. Folksamerica's 2001 third quarter results consisted of a net loss from operations of $17.6 million, $3.2 million in net income associated with the amortization of deferred credits, a $13.6 million extraordinary gain resulting from the bargain purchase of C-F and $12.5 million in after tax net realized and unrealized investment gains. Folksamerica's gross losses recorded in the 2001 third quarter from the Attacks were approximately $100 million, or approximately $17 million net of reinsurance recoverables.

        Folksamerica reported $90.0 million of comprehensive net income during the first nine months of 2002 versus a comprehensive net loss of $1.8 million for the comparable 2001 period. Folksamerica's results for the first nine months of 2002 consisted of $32.4 million of net income from operations, $20.1 million in net income from the adoption of SFAS Nos. 141 and 142, a $7.1 million extraordinary gain on the bargain purchase of Imperial Casualty recorded in the second quarter and $30.4 million in after tax net realized and unrealized investment gains. Folksamerica's 2002 net income from operations includes $17.0 million of net income recorded during the first quarter relating to the reversal of an allowance for doubtful reinsurance recoveries established in connection with its acquisition of PCA. This reversal did not affect Folksamerica's statutory combined ratio. Property catastrophe losses accounted for one-and- a-half points of Folksamerica's statutory combined ratio of 99% for the first nine months of 2002. Folksamerica's results for the first nine months of 2001 consisted of a $30.5 million net loss from operations, $10.3 million in net income associated with the amortization of deferred credits, a $13.6 million extraordinary gain resulting from the bargain purchase of C-F during the 2001 third quarter and $4.8 million in after tax net realized and unrealized investment losses.

        A summary of Folksamerica's underwriting results for the three and nine months ended September 30, 2002 and 2001 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2002	2001	2002	2001
Net written premiums	$171.3	$95.6	$479.0	$324.5

Earned premiums	$163.0	$88.4	$443.5	$295.2
Loss and loss adjustment expenses	(123.5)	(90.9)	(304.0)	(270.0)
Other underwriting expenses	(50.7)	(39.0)	(143.5)	(107.5)

Net underwriting gain (loss)	$(11.2)	$(41.5)	$(4.0)	$(82.3)

        A summary of Folksamerica's statutory combined ratios for the three and nine months ended September 30, 2002 and 2001 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statutory combined ratios
	2002	2001	2002	2001
Loss and loss adjustment expenses	77%	103%	74%	92%
Other underwriting expenses	28	41	29	33

Combined	105%	144%	103%	125%

        Folksamerica's statutory combined ratios presented do not take into account the full favorable impact of a retroactive reinsurance coverage placed during 2000 which covers certain losses associated with Folksamerica's asbestos and environmental exposures ("A&E") as well as losses associated with certain of Folksamerica's acquisitions in recent years. Because this contract was written to cover losses incurred in prior years, the reinsurance benefit recorded in its statutory financial statements is not included in Folksamerica's statutory combined ratio; however, adverse development on reserves covered under this contract is required to be included in its statutory combined ratio. The reinsurance benefits obtained from this contract totaled $9.3 million and $4.6 million for the three months ended September 30, 2002 and 2001, respectively, and $19.3 million and $15.8 million for the nine months ended September 30, 2002 and 2001, respectively. Had the retroactive reinsurance benefits been permitted to be recognized during the periods presented, they would have served to decrease Folksamerica's three-month 2002 and 2001 statutory combined ratios by approximately 6 and 5 points to 99% and 139%, respectively, and would have decreased Folksamerica's nine-month 2002 and 2001 statutory combined ratios by approximately 4 and 6 points to 99% and 120%, respectively. The adverse loss development ceded under the retroactive reinsurance agreement included A&E losses of $1.8 million and $10.9 million, and losses relating to the business acquired with the Risk Capital Operations of $6.1 million and $4.4 million, for the three and nine months ended September 30, 2002, respectively. There is approximately $12 million of coverage remaining under this contract.

        Folksamerica's net written premiums were $171.3 million and $479.0 million for the three and nine months ended September 30, 2002, respectively, representing increases of 79% and 48%, respectively, over the comparable 2001 periods. Folksamerica's significant increase in net written premiums is primarily attributable to the favorable impact of improved terms and conditions in its current contracts and the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. White Mountains expects this trend to continue for the foreseeable future, particularly considering the announced withdrawal from the market of several reinsurers and negative rating agency actions in the last several months. Folksamerica is the fifth largest U.S.-based broker market reinsurer based on surplus size according to the most recent list published by the Reinsurance Association of America. Also, contributing to the increase in net written premiums is Folksamerica's new relationship with WMU, which has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under a new quota share agreement, Folksamerica cedes 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all its short tailed excess of loss business to Olympus Re. The additional capacity provided by the quota share relationship with Olympus Re and the $400 million capital contribution it received from OneBeacon in December 2001 has enhanced Folksamerica's ability to participate in the reinsurance business during a period when price increases have been significant. Folksamerica also receives an override commission on all premiums ceded to Olympus Re. Folksamerica's gross written premiums were $259.1 million and $689.4 million for the three and nine months ended September 30, 2002, respectively, representing increases of 79% and 46%, respectively, over the comparable 2001 periods.

        As previously stated, Folksamerica's financial results have begun to improve and are expected to continue to improve as the effects of favorable reinsurance conditions are recognized in operating results. In recent months, Folksamerica has experienced significant rate increases and improved terms across all lines of business written.

        Fund American Re.    Fund American Re reported comprehensive net losses of $3.4 million and $3.8 million for the three and nine months ended September 30, 2002, respectively, consisting of net losses from operations of $5.8 million and $3.8 million, respectively, and after tax net unrealized investment and foreign currency translation gains of $2.4 million and $0.0 million, respectively. Fund American Re's combined ratio for the three and nine months ended September 30, 2002 was 122.1% and 115.0%, respectively, on $19.1 million and $29.3 million of earned premiums, respectively. Its results include $3.7 million of incurred losses related to the severe European floods during the third quarter of 2002. Fund American Re experienced a successful renewal period at January 1, 2002, and as a result has written $33.4 million of net premiums through September 30, 2002.

        In August 2002, total assets and liabilities of $24.2 million were assumed by Fund American Re in connection with Folksam's transfer of its Singapore-based reinsurance operations to Fund American Re.

        WMU.    WMU generated comprehensive net income of $6.3 million and $21.3 million for the three and nine months ended September 30, 2002, respectively. WMU receives fee income on reinsurance placements referred to Olympus Re and is entitled to a profit commission on net underwriting profits on referred business.

        Montpelier.    During the three and nine months ended September 30, 2002, OneBeacon recorded $3.7 million and $10.9 million, respectively, in after tax equity in the earnings of Montpelier and $2.1 million and $3.4 million, respectively, in Montpelier's after tax net unrealized investment gains. In addition, White Mountains recorded realized gains of $32.3 million and $36.3 million on its warrants to acquire common shares of Montpelier during the three and nine months ended September 30, 2002, respectively. Montpelier has reported to White Mountains that it had a successful third quarter and expects to report favorable results for the balance of the year. Montpelier's net written premium during the three and nine months ended September 30, 2002 totalled $172.9 million and $494.0 million, respectively. Although it is premature to predict Montpelier's likely loss ratio for 2002, Montpelier has reported that in the first three quarters of 2002, it has benefitted from the relatively low level of catastrophe losses. Montpelier also reported that it experienced some losses related to the European floods and has recorded a related reserve of $25.0 million.

Other Operations

        White Mountains' other operations are comprised of the Company, PIC, ACIC, BICC, Esurance and the Company's intermediate holding companies.

        White Mountains' other operations recorded a comprehensive net loss of $69.8 million for the three months ended September 30, 2002, consisting of a net operating loss of $52.5 million and net after tax realized and unrealized investment losses of $17.3 million. White Mountains' other operations recorded comprehensive net income of $482.2 million for the nine months ended September 30, 2002, consisting of a net operating loss of $138.7 million, net after tax realized and unrealized investment losses of $19.2 million and $640.1 million in net income from the adoption of SFAS Nos. 141 and 142. White Mountains' 2002 net operating losses from its other operations for the three and nine month periods resulted primarily from the effects of financing activities and purchase accounting undertaken in connection with the OneBeacon acquisition and after tax net losses at Esurance of $4.1 million and $12.6 million, respectively. White Mountains' other operations had net written premiums of $8.0 million and $23.3 million for the three and nine months ended September 30, 2002, respectively.

        White Mountains' comprehensive net loss from other operations of $4.3 million and $72.1 million for the three and nine months ended September 30, 2001, respectively, resulted principally from a $58.8 million share appreciation expense for the Series B Warrants.

Review of Consolidated Results

        Earned insurance and reinsurance premiums totalled $878.5 million and $2,736.3 million for the three and nine months ended September 30, 2002, respectively, versus $1,067.4 million and $1,616.4 million, respectively, for the comparable 2001 periods. The large increase in earned premiums from the nine-month 2001 period to the nine-month 2002 period resulted primarily from the Acquisition. The decrease in earned premiums from the 2001 third quarter to the 2002 third quarter resulted primarily from the effects of the Renewal Rights Agreement. See "Summary of Operations by Segment" for a further discussion of earned insurance and reinsurance premiums by White Mountains' segments and lines of business.

        White Mountains' total net pretax investment returns for the three and nine months ended September 30, 2002 and 2001 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2002	2001	2002	2001
Net investment income	$88.1	$119.3	$276.2	$201.5
Net realized gains on investments	119.3	113.6	116.7	148.3
Net increase (decrease) in unrealized investment gains and losses	123.8	61.5	291.7	(6.2)

Total net investment return, before tax	$331.2	$294.4	$684.6	$343.6

        Net investment income totalled $88.1 million and $276.2 million for the three and nine months ended September 30, 2002, respectively, versus $119.3 million and $201.5 million, respectively, in the 2001 comparable periods. White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its operating subsidiaries and dividend income from its equity investments. The decrease in net investment income in the third quarter of 2002 versus the comparable 2001 period is primarily due to decreases in market interest rates on White Mountains' substantial fixed income security portfolio. The increase in net investment income in the nine months ended September 30, 2002 versus the comparable 2001 period is mainly attributable to White Mountains' larger portfolio of fixed maturity investments resulting from the Acquisition.

        Net realized gains on investments totalled $119.3 million and $116.7 million for the three and nine months ended September 30, 2002, respectively, versus $113.6 million and $148.3 million, respectively, in the comparable 2001 periods. Net realized gains on investments were reduced by mark-to-market realized losses of $30.3 million and $46.3 million for the three and nine months ended September 30, 2002, respectively, in connection with White Mountains' interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Bank Facility. Net realized gains on investments include $32.3 million and $36.3 million for the three and nine months ended September 30, 2002, respectively, related to White Mountains' warrants to purchase shares of Montpelier. During the first nine months of 2001, particularly during the 2001 third quarter, White Mountains sold a large portion of its fixed maturity investment portfolio, including its portfolio of mortgage-backed securities, and subsequently reinvested the proceeds in fixed maturity and short-term investments. The sale of these investments resulted in net realized gains of $130.3 million and $163.9 million during the three and nine months ended September 30, 2001, respectively. Offset against these realized gains during the three and nine months ended September 30, 2001 were $16.7 million and $15.6 million of mark-to-market realized losses, respectively, on the interest rate swap agreements. In addition, no material sales of investments below their amortized cost were undertaken during the periods presented in this report, measured either individually or in the aggregate.

        During the 2002 periods, White Mountains' net increase in unrealized investment gains was principally the result of significant decreases in market interest rates, particularly during the 2002 second and third quarters, which served to increase the market value of White Mountains' fixed maturity portfolio. The net increase in after tax net unrealized gains for investments of $61.5 million for the three months ended September 30, 2001 resulted principally from increases in the value of White Mountains' portfolio of fixed maturity investments caused by declining interest rates experienced during those periods. The net decrease in after tax net unrealized gains for investments of $6.2 million for the nine months ended September 30, 2001 resulted principally from the recognition of unrealized gains through the income statement related to White Mountains' sale of a large portion of its fixed maturity investment portfolio during 2001.

        Other revenues totalled $14.9 million and $79.0 million for the three and nine months ended September 30, 2002, respectively, versus $34.1 million and $67.9 million, respectively, for the comparable 2001 periods. Amortization of deferred credits provided $32.8 million and $58.3 million in revenue during the three and nine months ended September 30, 2001, respectively. Other revenue recorded for the nine months ended September 30, 2002 consisted primarily of $25.3 million in interest receivable on amounts due resulting from Internal Revenue Service examinations which were finalized during the period, $26.7 million in net service fee revenues (which consisted primarily of third party fees generated by WMU) and $16.7 million of equity in the earnings of Montpelier. Other revenue recorded during the comparable 2001 period consisted primarily of a $12.4 million pretax gain from the sale of Waterford Insurance Company to a third party. Other revenue recorded for the three months ended September 30, 2002 consisted primarily of $8.6 million in net service fee revenues (which consisted primarily of third party fees generated by WMU) and $5.8 million of equity in the earnings of Montpelier. Other revenue recorded during the comparable 2001 period consisted primarily of the aforementioned deferred credit amortization of $32.8 million.

        Losses and loss adjustment expenses totalled $637.6 million and $2,010.5 million for the three and nine months ended September 30, 2002, respectively, versus $1,015.2 million and $1,515.9 million, respectively, for the comparable 2001 periods. The large increase in losses and loss adjustment expenses from the nine-month 2001 period to the nine-month 2002 period resulted primarily from the Acquisition. The decrease in losses and loss adjustment expenses from the 2001 third quarter to the 2002 third quarter resulted primarily from the effects of the Renewal Rights Agreement. See "Summary of Operations by Segment" for a further discussion of losses and loss adjustment expenses by White Mountains' segments and lines of business.

        Insurance and reinsurance acquisition expenses, which consist primarily of insurance and reinsurance brokerage and commission expenses, totalled $199.9 million and $615.2 million for the three and nine months ended September 30, 2002, respectively, versus $217.1 million and $337.8 million, respectively, for the comparable 2001 periods. The large increase in insurance and reinsurance acquisition expenses from the nine-month 2001 period to the nine-month 2002 period resulted primarily from the Acquisition. The decrease from the 2001 third quarter to the 2002 third quarter resulted primarily from the effects of the Renewal Rights Agreement.

        General and administrative expenses totalled $127.8 million and $380.6 million for the three and nine months ended September 30, 2002, respectively, versus $151.8 million and $252.2 million, respectively, for the comparable 2001 periods. The increase in general and administrative expenses from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 is primarily attributable to the Acquisition. Share-based compensation, consisting of performance shares, Restricted Shares and Options constituted ($.9) million and $20.9 million of such general and administrative expenses during the three and nine months ended September 30, 2002, respectively, and $5.0 million and $22.7 million during the 2001 periods, respectively. White Mountains' share-based compensation expense fluctuates, in part, by changes in the market value of White Mountains' Common Shares.

        In connection with purchase accounting for the Acquisition, in June 2001 White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001 ($178.4 million at September 30, 2002) is being accreted through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $14.2 million and $65.6 million of such charges, recorded as loss and loss adjustment expenses, for the three and nine months ended September 30, 2002, respectively, and $32.5 million and $40.0 million for the three and nine months ended September 30, 2001, respectively.

        Interest expense totalled $17.3 million and $53.0 million for the three and nine months ended September 30, 2002, respectively, versus $19.5 million and $27.9 million for the comparable 2001 periods. The increase in interest expense from the nine-month 2001 period to the nine-month 2002 period resulted primarily from borrowings under the Bank Facility, related interest rate swap agreements and the Seller Note which were undertaken on or after June 1, 2001. Interest expense for the three and nine months ended September 30, 2002 totalled $13.2 million and $40.7 million, respectively, for the Bank Facility and related swap agreements and $3.4 million and $10.1 million, respectively, for the Seller Note. Interest expense for the three and nine months ended September 30, 2001 totalled $14.5 million and $19.3 million, respectively, for the Bank Facility and related swap agreements and $4.6 million and $6.1 million, respectively, for the Seller Note. The decrease in interest expense on the Bank Facility in the third quarter of 2002 versus the comparable 2001 period was primarily due to a lower amount of borrowings outstanding as a result of $77.2 million in amortization payments made during 2002. As of September 30, 2002, the weighted average interest rate for the $622.8 million outstanding under the term portion and $77.2 million of the revolving portion of the Bank Facility, after giving effect to the interest rate swaps, was approximately 7.04% (7.29% after giving effect to the rate increases resulting from the Bank Facility refinancing).

        In connection with the Acquisition, on June 1, 2001 White Mountains issued the Series B Warrants to purchase approximately 544,285 Common Shares, which became exercisable upon shareholder approval obtained on August 23, 2001. During the period from June 1, 2001 through August 22, 2001, the Series B Warrants did not represent common equity to the Company. Instead, they constituted a contingent put liability (similar in nature to a stock appreciation right) which was carried at fair value through a periodic charge or credit to the income statement. The share appreciation expense for Series B Warrants of $58.8 million recorded during the nine months ended September 30, 2001 represents the excess of the estimated fair value of the Series B Warrants of $127.3 million over the purchase price allocation to the Series B Warrants. The decrease in share appreciation expense of $19.3 million recorded during the third quarter of 2001 resulted from a decrease in the value of Shares from June 30, 2001 to August 22, 2001. Upon shareholder approval at the 2001 Annual Meeting, the Series B Warrants were reclassified to common shareholders' equity.

        White Mountains' U.S.-based subsidiaries are subject to U.S. income taxes. The Company is not subject to U.S. income taxes on its direct earnings. The Company's Barbados subsidiaries are generally subject to a 5% U.S. withholding tax on dividends received from its subsidiaries as well as a Barbados income tax (which ranges from 1%-2 1/2%) on taxable earnings (which include dividends received from its subsidiaries). The Company also has operations in Ireland, Sweden and Singapore, which are subject to income and other taxes in each jurisdiction. During the three and nine months ended September 30, 2002, White Mountains recorded a tax provision of $22.0 million and $5.5 million, respectively, representing an overall effective tax rate of 25.3% and 7.7%, respectively. During the three and nine months ended September 30, 2001, White Mountains recorded tax benefits of $42.4 million and $66.8 million, respectively, representing an overall effective tax rate of 54.8% and 35.8%, respectively.

        White Mountains recorded accretion and dividends on subsidiary preferred stock of $2.7 million and $7.6 million, respectively, for the three months ended September 30, 2002 and $7.7 million and $22.7 million, respectively, for the nine months ended September 30, 2002. White Mountains recorded accretion and dividends on subsidiary preferred stock of $2.2 million and $7.6 million, respectively, for the three months ended September 30, 2001 and $2.9 million and $10.0 million, respectively, for the nine months ended September 30, 2001. The accretion of preferred stock represents a charge to the income statement to accrete the carrying value of preferred stock issued to Berkshire (the "Berkshire Preferred Stock") on June 1, 2001 from its recorded value ($155.3 million as of September 30, 2002) to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term. This charge has no impact on White Mountains' computation of book value per Common Share. The preferred stock dividends represent dividends declared and paid on the Berkshire Preferred Stock and on the $20.0 million of preferred stock issued by a subsidiary of the Company in connection with the Acquisition.

        On January 1, 2002, in accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits, which amounted to $682.5 million. During the first quarter of 2002, White Mountains also recognized a $22.3 million transitional impairment loss primarily related to goodwill associated with the acquisition of the Risk Capital Operations, in accordance with SFAS 142. Both of these items were recognized through the income statement as a cumulative effect of a change in accounting principle. In accordance with SFAS No. 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica's acquisition of Imperial Casualty and recognized an extraordinary gain of $13.6 million during the third quarter of 2001 in connection with Folskamerica's acquisition of C-F.

        In April 2001, the Company completed a tender offer and consent solicitation for $96.3 million of outstanding medium-term notes (the "Debt Tender"), which facilitated the Acquisition by amending the indenture governing the notes. Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of its medium-term notes and subsequently prepaid, in the form of a fully-funded irrevocable escrow arrangement (the "Debt Escrow"), the balance of the outstanding medium-term notes. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash

        The primary sources of cash inflows for the Company and certain of its intermediary holding companies are investment income, sales of investment securities and dividends received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

        White Mountains' consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims and operating expenses and for the purchase of investments. After satisfying cash requirements, excess cash flows from these underwriting and investing activities are used to build the investment portfolio and thereby increase future net investment income.

        In connection with the Renewal Rights Agreement, OneBeacon retained all of the existing liabilities, including loss and loss adjustment expense reserves, related to the business transferred to Liberty Mutual on November 1, 2001. A large portion of the premiums associated with the transferred business were previously received and invested by OneBeacon, whereas the related losses and loss adjustment expenses associated with such business have not yet been fully paid. As a result, OneBeacon's future payments of such losses and loss adjustment expenses are expected to result in sizable net uses of operating cash. However, the liquidation of OneBeacon's existing invested assets supporting such reserves is expected to result in sizable cash sources from investing activities.

        Both internal and external forces influence the Company's financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. Management believes that the Company's cash balances, cash flow from operations, routine sales of investments and the liquidity provided by the Bank Facility (discussed below) are adequate to meet expected cash requirements for the foreseeable future.

Financing

        The following table summarizes White Mountains' capital structure as of September 30, 2002 and December 31, 2001:

Millions	September 30, 2002	December 31, 2001
Bank Facility	$747.8	$825.0
Seller Note	260.0	260.0
Other debt	39.4	40.4

Total long-term debt	$1,047.2	$1,125.4

Shareholders' equity	2,341.8	1,444.6
Mandatorily redeemable preferred stock of subsidiaries	178.0	170.3

Total capitalization	$3,567.0	$2,740.3

        Management believes that White Mountains' financial strength provides the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains has primarily accessed the debt and equity markets in connection with acquisitions, most notably the acquisition of OneBeacon in June 2001. To fund the Acquisition, White Mountains undertook the following capital raising activities:

  (a)
  Issued Convertible Preference Shares for $437.6 million (which were retired and converted to Common Shares in August 2001) and issued the Warrants for $75.0 million. The Warrants have a term of seven years from the date of issuance, although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance. The Warrants have an aggregate exercise price of $300.0 million.

  (b)
  Issued two separate classes of subsidiary preferred stock. Berkshire purchased for $225.0 million cumulative non-voting subsidiary preferred stock with a face value of $300 million, which is entitled to a dividend of 2.35% per quarter and is mandatorily redeemable seven years after issuance. Zenith Insurance Company purchased $20.0 million in cumulative non-voting subsidiary preferred stock, which is entitled to a dividend of 2.5% per quarter through June 30, 2007 and a dividend of 3.5% per quarter thereafter. This preferred stock is mandatorily redeemable ten years after issuance, and may be called by White Mountains at par commencing June 30, 2007.

  (c)
  Borrowed $825.0 million under the Bank Facility, which was comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. The original term loan facilities were comprised of a $300.0 million amortizing Tranche A term loan with a five-year maturity and a $400.0 million amortizing Tranche B term loan with a six-year maturity. See the discussion below for the terms of the refinanced term loan facilities. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility matures on June 1, 2006.

  (d)
  Issued the Seller Note to Aviva. The Seller Note matures on November 29, 2002 and may be settled in cash or, at White Mountains' option, with Common Shares valued at $245.00 per share.

        On October 31, 2002, Fund American completed an amendment of the term portion of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. The new Tranche C term loan is an amortizing loan with a final maturity in March 2007. The refinancing reduces the amount of quarterly amortization payments Fund American must make over the next four years. The refinancing increases the applicable eurodollar rate margin on the new Tranche C term loan by 87.5 basis points over the existing Tranche A term loan eurodollar rate margin, and increases the applicable eurodollar rate margin on the existing and unchanged Tranche B term loan by 12.5 basis points. The remaining $85.0 million outstanding under the Tranche A term loan will continue to bear interest at its current rate. In connection with the amendment, certain financial and other covenants that currently govern the Bank Facility were relaxed or eliminated, thereby increasing the Company's operational and financial flexibility.

        On October 24, 2002, White Mountains sold $225.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC, existing shareholders of White Mountains, purchased $200.0 million of convertible preference shares based on a value of $295.00 per common share, which had the effect of increasing the Franklin Mutual-managed investment funds' ownership in White Mountains from 12% to 17% on a fully converted basis. The convertible preference shares bear an annual dividend of $2.95 per share, payable in installments on June 30 and December 31, and will be automatically converted at a conversion price of $295.00 into 677,966

Common Shares of the Company upon approval by shareholders. White Mountains intends to seek shareholder approval at its 2003 Annual General Meeting of Members (Shareholders). If shareholder approval has not been obtained prior to March 31, 2005, each holder of convertible preference shares will thereafter have the right to require the Company to repurchase for cash the convertible preference shares on an "as converted" basis at the then-current price of a Common Share. In addition, investment funds managed by Highfields Capital Management LP purchased 84,745 Common Shares for $25.0 million, also based on a value of $295.00 per Common Share.

        In addition, in December 2001, the Company filed a "shelf" registration statement with the Securities and Exchange Commission ("SEC") for offerings of up to $1 billion of various types of debt and preferred equity securities. To date, White Mountains has not offered any securities for sale pursuant to this shelf registration. In addition, the Company has filed a registration statement with the SEC to sell one million Common Shares and will determine whether to pursue such public offering based on its needs and opportunities once the SEC has approved that registration statement.

Contractual Obligations and Covenants

        Set forth below is a schedule of White Mountains' material contractual obligations and commitments as of September 30, 2002, as adjusted for the impact of the Bank Facility amendment, which became effective on October 31, 2002:

(Millions)	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$294.5	$30.5	$33.6	$170.2	$518.4	$1,047.2
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations	$294.5	$30.5	$33.6	$170.2	$838.4	$1,367.2

        White Mountains' debt due in one-year or less includes scheduled principal amortization of $22.4 million under the Bank Facility, the $260.0 million Seller Note and $12.1 million in other indebtedness of which $5.1 million has been prepaid and is being held in escrow for the benefit of debtholders. The principal of the Seller Note, as well as accrued interest of approximately $22.7 million, is due and payable on November 29, 2002. The Seller Note may be settled in cash, or at White Mountains' option, with Common Shares valued at $245.00 per Common Share. White Mountains has classified this obligation as debt since management believes it has the ability to settle this obligation with cash rather than through the issuance of Common Shares.

        The Bank Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At September 30, 2002, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

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

Cash Flows and Changes in Capital Resources

        White Mountains' cash used for operations of $190.1 million during the first nine months of 2002 and $209.3 million during the comparable 2001 period resulted primarily from claims payments and general expenses exceeding premiums collected at White Mountains' insurance and reinsurance subsidiaries.

        White Mountains' cash provided from investing activities of $359.6 million during the first nine months of 2002 resulted primarily from net sales of investment securities. White Mountains' cash used for investing activities of $1,199.8 million during the comparable 2001 period resulted from the purchase of OneBeacon (a net use of $1,770.2 million in cash) partially offset by net sales of investment securities.

        White Mountains' cash used for financing activities of $107.1 million during the first nine months of 2002 resulted primarily from repayments of principal under the Bank Facility and cash dividends paid to common and preferred shareholders. White Mountains' cash provided from financing activities of $1,463.0 million during the comparable 2001 period resulted principally from activities undertaken to finance the acquisition of OneBeacon (a source of $1,582.6 million in cash), partially offset by cash used in connection with the Debt Tender and the Debt Escrow (a use of $100.6 million in cash) and cash dividends paid to common and preferred shareholders.

        Further information concerning White Mountains' liquidity and capital resource activities during the first nine months of 2002 and 2001 follows:

        In October 2002, White Mountains amended the Bank Facility and issued $225.0 million of equity securities. See "Financing" above for a detailed discussion of these transactions.

        On September 30, 2002, June 28, 2002 and March 29 2002, White Mountains made scheduled principal amortization payments of $14.2 million, $14.1 million, and $49.0 million, respectively, on the Bank Facility. During the first nine months of 2002, White Mountains paid a total of $41.9 million in interest under the Bank Facility including $13.2 million paid under related interest rate swap agreements.

        During the first three quarters of 2002 White Mountains declared and paid a total of $22.7 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In July and August of 2002 White Mountains received federal tax refunds totalling $166.7 million representing accelerated recoveries of carryback losses from 2001 under the Job Creation and Worker Assistance Act of 2002.

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

        During the nine months ended September 30, 2002, the Company issued a total of 21,300 Common Shares to its employees in satisfaction of performance share and option obligations under White Mountains' Long-Term Incentive Plan. The Company received proceeds of $1.2 million as a result of exercises of Options to acquire 9,600 Common Shares during the period. As of September 30, 2002, White Mountains had outstanding Options to acquire 63,865 Common Shares with an exercise price of $123.51 per share.

Related Party Transactions

Berkshire

        NICO and GRC are wholly-owned subsidiaries of Berkshire. Through the Warrants, Berkshire had the right to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share which represented approximately 17.0% of the total outstanding Common Shares at September 30,

2002 on a fully-converted basis. On October 24, 2002, White Mountains issued $225.0 million of equity in a private transaction (See Note 12). As a result of customary anti-dilution provisions applicable to the Warrants, the number of Common Shares purchasable on exercise of the Warrants was increased to 1,724,200 and the exercise price per Common Share of the Warrants was reduced to $173.99.

Olympus Re

        In January 2002, Folksamerica entered into a quota share retrocessional arrangement with Olympus Re, a Bermuda-domiciled reinsurer, which is designed to increase Folksamerica's ability to capitalize on the industry-wide enhanced reinsurance fundamentals during 2002 and beyond by writing additional property excess of loss business. Under the quota share treaty, effective January 1, 2002, Folksamerica cedes 75% of all of its short-tailed excess of loss business to Olympus Re. During the first nine months of 2002, Folksamerica ceded approximately $133.5 million in earned premiums and approximately $41.2 million in losses and loss adjustment expenses to Olympus Re.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus Re and is entitled to additional fees based on net underwriting profits on referred business. During the three and nine months ended September 30, 2002, White Mountains earned $12.4 million and $32.6 million, respectively, from management and service fee revenues on business referred to Olympus Re.

        In June 2002, OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus Re through the 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus Re are responsible for 25% and 75%, respectively, of any losses incurred by OneBeacon related to a catastrophic event which causes OneBeacon to incur ultimate losses between $100.0 million and $125.0 million. Under this arrangement, Olympus will receive $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings, Olympus Re's parent. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Montpelier

        White Mountains owns approximately 21% of Montpelier on a fully-converted basis through its holdings of common shares and warrants. K. Thomas Kemp, a Director and President of the Company, is a Director and the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

        OneBeacon Asset Management, a wholly owned indirect subsidiary of White Mountains, provides investment advisory and management services to Montpelier's subsidiary, Montpelier Reinsurance Ltd. ("Montpelier Re") and Olympus Re. Montpelier Re and Olympus Re pay investment management fees based on month-end market values of investments held under custody to OneBeacon Asset Management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At September 30, 2002, OneBeacon Asset Management had $1.1 billion and $576 million of assets under management from Montpelier Re and Olympus Re, respectively. In the nine months ended September 30, 2002, OneBeacon Asset Management had received $1.5 million and $.8 million in fees from Montpelier Re and Olympus Re, respectively.

Other relationships

        Mr. Howard Clark, a Director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman"). Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the $875.0 million Bank Facility. In addition, Fund American paid Lehman approximately $1.5 million in fees related to the October 2002 refinancing of the Bank Facility. See Note 6.

        Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore which has been retained by White Mountains from time to time to perform legal services.

        Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director of the Company and an Officer of OneBeacon, may continue his active involvement with his investment management business, Prospector Partners, LLC ("Prospector"), so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to OneBeacon. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At September 30, 2002, White Mountains had $62.9 million invested in funds managed by Prospector.

        At September 30, 2002, White Mountains had $9.1 million in limited partnership investment interests in High Rise Partners, L.P. White Mountains also owns investments that are managed by High Rise Capital Management L.P., of which Mr. Zankel, a Director of the Company, is the senior Managing Member. At September 30, 2002, White Mountains had $41.1 million in investments (excluding the limited partnership interests) managed by High Rise Capital Management L.P.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses White Mountains' consolidated financial statements, which have been prepared in accordance with GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        In the current year presentation of financial information, certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. White Mountains has completed numerous significant transactions during the periods presented that have affected the comparability of the financial statement information presented herein.

        On an ongoing basis, management evaluates its estimates, including those related to loss and loss adjustment expense reserves, purchase accounting and related deferred credits and goodwill, reinsurance transactions and pension benefit obligations. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Reinsurance Transactions

        White Mountains' insurance and reinsurance subsidiaries enter into reinsurance contracts from time to time to protect their businesses from losses due to poor risk diversification, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113.

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

  •
  expansion and growth of its business and operations; and

  •
  future capital expenditures.

        These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

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

  •
  an economic downturn or other economic conditions adversely affecting its financial position;

  •
  loss reserves subsequently proving to have been inadequate; and

  •
  other factors, most of which are beyond White Mountains' control.

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

Interest Rate Risk

        Fixed Maturity Portfolio.    In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, United States government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

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

        Indebtedness.    White Mountains utilized a significant amount of variable rate debt financing (the Bank Facility and the Seller Note) in connection with the Acquisition. Increases and decreases in prevailing interest rates will translate into increases and decreases in the future interest expense associated with this indebtedness although the carrying value of such liabilities will not be affected. At September 30, 2002, White Mountains also had $5.1 million in fixed rate indebtedness outstanding which was prepaid in connection with the Acquisition by the Debt Escrow transaction, therefore, its fair value is not subject to future changes in prevailing interest rates.

        During 2001 White Mountains entered into a ten-year, $200.0 million notional interest rate swap and three separate three-year interest rate swaps at an aggregate $500.0 million notional with two large financial institutions. The interest rate swaps were undertaken to achieve a fixed interest rate on a portion of the Bank Facility. Pursuant to SFAS No. 133, these contracts are carried at fair value on the balance sheet (which constituted an obligation by White Mountains of $51.2 million at September 30, 2002) with changes in their fair value reported directly through the income statement as they do not qualify for hedge accounting since their duration is dissimilar to that of the Bank Facility.

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

Item 4.    Controls and Procedures

        The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO and PFO have concluded that White Mountains' disclosure controls and procedures are adequate and effective.

        There have been no significant changes in White Mountains' internal controls, or in factors that could significantly affect internal controls, subsequent to their most recent evaluation of such controls.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 12 of the Notes to Condensed Consolidated Financial Statements for a brief description of a non-routine legal proceeding brought against the Company during the period. Damages sought by the claimant do not exceed 10% of the Company's current assets.

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

    *
    Not included as an exhibit as the information is contained elsewhere within this report. See Note 8 of the Notes to Consolidated Financial Statements.

  (b)
  Reports on Form 8-K

    On July 15, 2002, the Company filed a Form 8-K amendment (Item 2) which amended its unaudited pro forma condensed combined income statement for the year ended December 31, 2001 in connection with its Form 8-K dated November 1, 2001 relating to the Renewal Rights Agreement with Liberty Mutual.

    On July 15, 2002, the Company filed a Form 8-K amendment (Item 2) which amended its unaudited pro forma condensed combined income statements for the year ended December 31, 2000 and the nine month period ended September 30, 2001 in connection with its Form 8-K dated November 1, 2001 relating to the Renewal Rights Agreement with Liberty Mutual.

    On July 15, 2002, the Company filed a Form 8-K amendment (Item 2) which amended its pro forma financial data in connection with its Form 8-K dated June 1, 2001 relating to the Acquisition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: November 13, 2002	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

CERTIFICATIONS

I, John J. Byrne, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of White Mountains Insurance Group, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ John J. Byrne
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS (continued)

I, Dennis P. Beaulieu, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of White Mountains Insurance Group, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ Dennis P. Beaulieu
Treasurer
(Principal Financial Officer)