Form 10-K
period 2002-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-03-31
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	94-2708455 (I.R.S. Employer Identification No.)
80 South Main Street, Hanover, New Hampshire (Address of principal executive offices)	03755-2053 (Zip Code)

Registrant's telephone number, including area code: (603) 640-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, par value $1.00 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of March 24, 2003, was $2,816,338,319.

        As of March 24, 2003, 8,357,087 common shares, par value of $1.00 per share ("Common Shares"), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Shareholders scheduled to be held May 19, 2003 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	1
	a. General	1
	b. OneBeacon	2
	c. Reinsurance	22
	d. Other Operations	31
	e. Investments	32
	f. Regulation	33
	g. Ratings	35
	h. Employees	36
	i. Available Information	36
ITEM 2.	Properties	36
ITEM 3.	Legal Proceedings	36
ITEM 4.	Submission of Matters to a Vote of Security Holders	37
PART II
ITEM 5.	Market for the Company's Common Equity and Related Shareholder Matters	38
ITEM 6.	Selected Financial Data	39
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
	Liquidity and Capital Resources	60
	Critical Accounting Policies and Estimates	68
	Forward-Looking Statements	73
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
ITEM 8.	Financial Statements and Supplementary Data	76
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
PART III
ITEM 10.	Directors and Executive Officers	77
ITEM 11.	Executive Compensation	78
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	78
ITEM 13.	Certain Relationships and Related Transactions	78
ITEM 14.	Controls and Procedures	78
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	79
CERTIFICATIONS		C-1

PART I

Item 1. Business

GENERAL

        White Mountains Insurance Group, Ltd. (the "Company") was originally formed as a Delaware corporation in 1980. In October 1999, the Company completed a corporate reorganization that changed its domicile from Delaware to Bermuda (the "Redomestication"). The Company's principal businesses are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance and reinsurance. Within this report, the consolidated organization is referred to as "White Mountains". The Company's headquarters are located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.

        The Company's reportable segments are OneBeacon, Reinsurance and Other Operations. The OneBeacon Insurance Group LLC family of companies are U.S.-based property and casualty insurance writers including, among several others, OneBeacon Insurance Company, Pennsylvania General Insurance Company and Camden Fire Insurance Association (collectively "OneBeacon"). OneBeacon was acquired by White Mountains from Aviva plc ("Aviva", formerly CGNU plc) on June 1, 2001 (the "Acquisition").

        White Mountains' reinsurance operations are conducted primarily through Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, "Folksamerica"). In connection with the Acquisition, Folksamerica was contributed by the Company to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies. White Mountains' reinsurance operations also include its wholly owned subsidiaries, Fund American Reinsurance Company Ltd. ("Fund American Re") and White Mountains Underwriting Limited ("WMU"), as well as its investment in Montpelier Re Holdings Ltd. ("Montpelier"), a Bermuda-domiciled reinsurance holding company. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. WMU is an Ireland-domiciled consulting services provider specializing in international property excess reinsurance.

        White Mountains' other operations consist of the International American Group, Esurance Inc. ("Esurance"), the Company and the Company's intermediate holding companies. The International American Group consists of Peninsula Insurance Company ("Peninsula"), American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), which were purchased by the Company in 1999. In connection with the Acquisition, Peninsula, American Centennial and British Insurance Company were contributed by the Company to Folksamerica.

White Mountains' Operating Principles

        White Mountains strives to operate within the spirit of four operating principles. These are:

        Underwriting Comes First.    We must respect the fundamentals of insurance. There must be a realistic expectation of underwriting profit on all business written, and demonstrated fulfillment of that expectation over time, with focused attention to the loss ratio and to the professional insurance disciplines of pricing, underwriting and claims management.

        Maintain A Disciplined Balance Sheet.    Insurance liabilities must always be fully recognized. Loss reserves must be solid before any other aspect of the business can be solid. Pricing, marketing and underwriting all depend on informed judgment of ultimate loss costs and can be managed effectively only with a disciplined balance sheet.

        Invest for Total Return.    White Mountains invests for the best growth in after-tax value over time whether reported as income or not and without regard to any need to report a smooth earnings stream. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in equities consistent with leverage and insurance risk considerations.

        Think Like Owners.    By taking accountability for one's actions and behaving with a sense of urgency, all employees demonstrate their stake in the business by working smarter and understanding that actions influence results. Thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

        Headquartered in Boston, Massachusetts, OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon's legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic and insuring several U.S. presidents. During 1998, Commercial Union plc and General Accident plc, both U.K. corporations, were merged to form CGU plc. The U.S. operations of these companies, General Accident Corporation of America ("General Accident") and Commercial Union Corporation ("Commercial Union"), were merged to form CGU Corporation (the "Merger"). White Mountains agreed to purchase CGU Corporation in September of 2000, with the transaction closing on June 1, 2001. The name OneBeacon was introduced at the time of the Acquisition. OneBeacon's principal operating insurance subsidiaries are rated "A" (Excellent) by A.M. Best, a rating agency which specializes in the insurance and reinsurance industry.

        In connection with the Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong) by Standard & Poor's and "A++" (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million on additional losses occurring in accident years 2000 and prior (the "GRC Cover").

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately 45% of OneBeacon's total business. The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Renewal Rights Agreement are shared between Liberty Mutual and OneBeacon. A reinsurance agreement pro-rates results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and assumes approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. Additionally, OneBeacon has the option of assuming 10% of Liberty Mutual's regional agency markets business for the years 2004 to 2006 on a pari passu basis with Liberty Mutual. Since entering the Renewal Rights Agreement, OneBeacon has been focused on becoming a profitable independent agency property and casualty insurance company in the Northeast and for select specialty business on a national basis.

        OneBeacon conducts its primary personal and commercial business through independent agents in two regional operations (New England and the New York/New Jersey area), a New York limited assigned distribution servicing carrier (AutoOne Insurance) and one reciprocal exchange (New Jersey Skylands Management Corporation). Agents provide value to their customers through personal attention, coverage expertise and an understanding of local market conditions. The regional operations target personal and commercial customers, focusing on the family account and small to mid-sized businesses. OneBeacon's objective is to underwrite only profitable business without regard to market share, premium volume or growth. In addition to these regional operations, OneBeacon is also committed to nurturing its select specialty businesses that focus on providing custom coverages to certain niche markets, including ocean marine, agricultural, professional liability and tuition reimbursement. Each specialty business has its own operations and appointed agents that target specific customer groups.

        At December 31, 2002 and 2001, OneBeacon had $15.8 billion and $16.5 billion of total assets, respectively, and shareholder's equity of $3.1 billion and $3.0 billion, respectively. OneBeacon's total assets and shareholder's equity include Folksamerica and its subsidiaries and OneBeacon's investment in Montpelier, which are covered elsewhere in this report.

Property and Casualty Insurance Overview

        As a property and casualty insurance company, OneBeacon writes insurance policies in exchange for premiums paid by its customers (the insured). An insurance policy is a contract between OneBeacon and the insured where OneBeacon agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a home and the personal property in it, or a business' building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

        OneBeacon provides a variety of property and casualty insurance products to individuals (personal lines) and to businesses (commercial lines), including the following:

  •
  Automobile: consists of physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

  •
  Commercial property: covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes.

  •
  Homeowners: covers losses to an insured's home, including its contents, as a result of weather, fire, theft and other causes, and losses resulting from liability for acts of negligence by the insured or the insured's immediate family.

  •
  General liability: covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and its products manufactured or sold.

  •
  Umbrella: supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.

  •
  Workers compensation: covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes.

  •
  Multiple peril: a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability insurance and commercial property insurance.

  •
  Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector's value.

        OneBeacon also provides various specialty insurance products, including the following:

  •
  Ocean marine: covers losses to an insured's vessel and/or its cargo as a result of collision, fire, piracy and other perils. Ocean marine coverages include cargo, hull, protection and indemnity, primary and excess liability, marina package, comprehensive marina liability package and yacht products.

  •
  Agricultural: a package policy providing property, liability, automobile and/or umbrella coverages for the farm and ranch marketplace.

  •
  Directors and Officers ("D&O") and professional liability: covers liability that may arise as a result of omissions, misstatements, negligence or misconduct related to business operations. OneBeacon offers D&O and professional liability products to small and middle market businesses.

  •
  Tuition reimbursement: covers tuition payments due to schools and colleges when a student is unable to complete a semester as a result of an illness, accident or certain other causes.

        OneBeacon derives substantially all of its revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time during which insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from OneBeacon's investment portfolio.

        OneBeacon incurs a significant amount of its total expenses from policyholder losses, which are commonly referred to as "claims". In settling policyholder losses, various loss adjustment expenses ("LAE") are incurred, such as insurance adjusters' fees and litigation expenses. In addition, OneBeacon incurs policy acquisition expenses such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including compensation and benefits for professional and clerical staff.

        Underwriting profit or loss is determined by subtracting loss and LAE, policy acquisition expenses and other underwriting expenses from earned premiums. A key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio under accounting principles generally accepted in the United States ("GAAP") is calculated by adding the ratio of incurred loss and LAE to earned premiums (the "loss ratio") and the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to earned premiums (the "expense ratio"). When considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable despite incurring an underwriting loss.

Lines of Business

        OneBeacon writes three "core" lines of business consisting of personal and commercial lines in the Northeast and certain specialty lines on a national basis. "Non-core" lines of business include business assumed from Liberty Mutual in connection with the Renewal Rights Agreement and certain other non-core and run-off operations.

        For the twelve months ended December 31, 2002 and 2001, OneBeacon's net written premiums by line of business were as follows:

	Year Ended December 31,
Net written premiums by line of business ($ in millions)
	2002		2001
Personal	$1,092.1	43%	$856.9	25%
Commercial	454.6	18	678.4	20
Specialty	284.1	11	221.6	6
Non-core lines	692.0	28	1,710.0	49

Total	$2,522.8	100%	$3,466.9	100%

        For the twelve months ended December 31, 2002 and seven months ended December 31, 2001, OneBeacon's underwriting gain (loss) by line of business were as follows:

	Periods Ended December 31,
Underwriting gain (loss) by line of business ($ in millions)
	2002	2001
Personal	$37.3	$(63.8)
Commercial	28.1	(200.5)
Specialty	14.3	4.8
Non-core lines	(293.1)	(417.8)

Total	$(213.4)	$(677.3)

  Core Operations

  Personal Lines

        OneBeacon's personal lines include, among others, automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages), which represented 62%, 18% and 15% of personal lines net written premium for the twelve months ended December 31, 2002. Personal lines automobile includes AutoOne Insurance and New Jersey Skylands Management Corporation.

  Commercial Lines

        OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation, which represented 52%, 29% and 14% of commercial lines net written premium for the twelve months ended December 31, 2002. Nearly 90% of OneBeacon's commercial accounts are comprised of policies with an annual premium of less than $50,000 and consist primarily of small, non-manufacturing accounts.

  Specialty Lines

        OneBeacon's specialty business focuses on providing custom coverages to certain niche markets, including ocean marine (offered through International Marine Underwriters, "IMU"), agricultural ("Agri"), professional liability (offered through OneBeacon Professional Partners, "OBPP") and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups. For the twelve months ended December 31,

2002, IMU, Agri, OBPP and other specialty products represented 38%, 36%, 10% and 16%, respectively, of specialty lines net written premium.

        OneBeacon's IMU unit offers insurance products which specialize in the ocean marine marketplace. IMU's products include coverage for cargo, hull, yacht, marina and primary and excess liability.

        OneBeacon's Agri unit offers insurance products which focus on the farm and ranch marketplace. Agri's products include coverage for property and liability related claims, excluding crop damage claims, on dairy farms, equine farms, farm equipment dealers, orchard and garden farms. Additionally, since most farm and ranch businesses are proprietor-owned, Agri also offers personal and umbrella coverages for the farm or ranch owner as a package with its farm and ranch property and liability coverage.

        OneBeacon offers D&O and professional liability insurance under the name OneBeacon Professional Partners. OneBeacon entered the D&O and professional liability market in order to capitalize on a lack of available capacity within the marketplace. Due to the potential volatility of D&O and professional liability insurance, OneBeacon selectively underwrites each policy and does not write Fortune 1000 accounts, foreign businesses or large hospitals or groups. Further, OneBeacon does not write primary coverage.Most policies attach coverage in excess of $20 million of existing insurance and/or a deductible and have small limits of coverage, usually less than $5 million. OBPP's liability coverages are issued on a "claims made" basis, which means insurance that covers losses reported to OBPP during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred. As a result, the ability of an insured to report claims outside of the policy term is limited, thereby limiting the claims tail.

        OneBeacon offers tuition reimbursement insurance through its subsidiary, A.W.G. Dewar, Inc. ("Dewar"). Dewar has offered tuition reimbursement insurance since 1930.

  Non-core Operations

        Non-core operations are primarily from business assumed from Liberty Mutual in connection with the Renewal Rights Agreement ($496.7 million in net written premiums for 2002). Premiums from non-core operations decreased from 49% of total premiums in 2001 to 28% of total premiums in 2002. Premiums from non-core lines will continue to diminish over the next year as OneBeacon's obligations under the Renewal Rights Agreement decrease and policies in run-off expire.

Geographic Concentration

        OneBeacon's gross written premiums are derived solely from business produced in the United States. The various specialty businesses within core operations generate premiums from risks written in markets across the country. Personal and commercial lines business from core operations was produced in the following states:

	Year Ended December 31,
Personal and commercial written premiums by state
	2002	2001
New York (1)	48%	39%
Massachusetts	24	24
New Jersey	10	13
Maine	9	10
Connecticut	5	5
Other (2)	4	9

Total	100%	100%

(1)
Growth in written premiums in New York State from 2001 to 2002 is primarily from AutoOne Insurance. See separate discussion of AutoOne Insurance below.

(2)
Vermont, New Hampshire and Rhode Island.

Marketing

        OneBeacon sells its personal and commercial lines products through select independent insurance agents. OneBeacon believes that independent agents provide complete assessments of their clients' needs, which results in appropriate coverages and prudent risk management. OneBeacon believes that independent agents will continue to be a significant force in overall industry premium production.

        OneBeacon conducts its business through 11 branch offices and approximately 1,000 appointed agencies. OneBeacon's operations are located close to its agent partners and customers throughout New England, New York and New Jersey.

        OneBeacon's specialty businesses are located in separate locations, logistically appropriate to their target markets. IMU is headquartered in New York City and has nine branch locations located throughout the United States. Its products are distributed through a network of select agents that specialize in the ocean marine business. Agri has centralized operations in Lenexa, Kansas and distributes its products through independent agencies. OBPP, which is located in Avon, Connecticut, distributes its products nationally through excess and surplus lines brokers. Through these specialty businesses, OneBeacon leverages its knowledge about these markets to provide products and services that are tailored to meet customer needs.

Underwriting and Pricing

        OneBeacon believes that there must be a realistic expectation of underwriting profit on all business written and a demonstrated fulfillment of that expectation over time. Pricing pressures can be caused by many factors such as: (1) insurance companies selling their products at less than adequate rates, because they either underestimate ultimate claim costs or overestimate the amount of investment income and investment gains they will earn on premiums before the claims are paid; (2) lower distribution costs for insurance companies utilizing direct-response marketing methods versus marketing their products through independent agents; (3) insurance companies seeking to increase revenues and market share by reducing the price of their products beneath levels acceptable to OneBeacon; and (4) mutual insurance companies and other insurance companies who are willing to accept a lower return on equity on their insurance operations than White Mountains' management and its shareholders. Pricing levels can also be influenced by state regulation, legislation and judicial decisions.

        Following the Merger, the integration of underwriting and claims adjudication, settlement, administration, reporting and processing functions, which focused on expense savings, brought about numerous changes in business practices and philosophy, as well as in processes and systems. The operational integration of General Accident and Commercial Union (collectively, the "legacy companies") presented a challenge to OneBeacon in managing its business. It was necessary to combine the underwriting, pricing and claims recording practices of many organizations that had over time adopted differing operational methods, systems and means of coding and processing information. The integration of key data needed for financial reporting and regulatory compliance was given top priority; however, compromises were made in the integration of some additional information which limited the usefulness of certain analyses and tools used to manage and operate the business. This additional information, which included certain information relating to claim counts, insured values, exposure descriptors, risk classifications and pricing data, was often not captured fully or at all into the combined records of the legacy companies. As a result, it was difficult for OneBeacon's underwriters, claims managers and actuaries to localize sources of and causes for changes in price adequacy, underwriting quality and claims experience. As a consequence, in hindsight, prior management was slow to respond to external factors caused by market conditions and emerging claims trends in managing the business. However, the operational challenges described above did not affect in any material respect OneBeacon's ability to estimate reserves for losses and LAE in accordance with GAAP.

        Subsequent to the Acquisition, White Mountains brought a new management team to OneBeacon to improve operating results in the short-term and establish practices for sustaining acceptable underwriting results going forward. White Mountains has taken significant actions with respect to OneBeacon since it completed the Acquisition including (1) shedding non-core businesses through the Liberty Mutual transaction (as described herein), (2) increasing prices, (3) reevaluating the risks, terms and conditions associated with renewing certain policies (and in appropriate cases declining to issue a renewal policy), (4) eliminating unprofitable products, accounts and agents, such as National Accounts and National Programs business, (5) improving the claims adjudication, settlement, administration and processing functions and (6) improving management information systems and deploying new technology to contribute to process improvement and overall results.

        Further, as a result of the Renewal Rights Agreement, OneBeacon has focused its efforts on improving the ongoing operations in the Northeast, where it believes its agency relationships are the strongest and its historical results have been closer to profit targets. Under the terms of the Renewal Rights Agreement, Liberty Mutual assumed control over the underwriting and pricing of business subject to this agreement. The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Renewal Rights Agreement are shared between Liberty Mutual and OneBeacon. A reinsurance agreement pro-rates results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and assumes approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. Liberty Mutual has control over a variety of factors which could impact the underwriting performance of Renewal Rights Agreement business, such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Management believes Liberty Mutual has done an acceptable job in each of these areas except for the handling of pre-November 1, 2001 claims. See "Claims" below for a further discussion.

Competition

        Property and casualty insurance is highly competitive and extensively regulated by state insurance departments. OneBeacon competes in the United States with numerous regional and national insurance companies, most notably Travelers Insurance Group, Liberty Mutual, Selective Insurance Group, Zurich Insurance Group, Hanover Insurance Company and the Hartford Financial Services Group. It is often difficult for insurance companies to differentiate their products to consumers. The more significant competitive factors for most insurance products offered by OneBeacon are price, product terms and claims service. OneBeacon's underwriting principles and dedication to agency distribution are unlikely to make OneBeacon the "low cost" provider in most markets. However, as a property and casualty insurer that writes predominantly through independent agents, OneBeacon believes that most property and casualty insurance customers value the counsel of a professional independent agent and that OneBeacon's use of independent agents is a competitive advantage over direct-response writers.

Claims

        Effective claims management is a critical factor in achieving satisfactory underwriting results. Claims service is the most important product differentiation that OneBeacon brings to its agents and insureds. OneBeacon's near-term staffing and systems plans have caused and will continue to cause it to spend more on administrative claims costs in order to improve the efficiency of OneBeacon's claims function and ultimately to reduce overall loss costs. Additionally, in 2002, OneBeacon implemented a new claims workstation which is expected to provide management and claims adjusters with substantially more analysis and information to facilitate decision making and reduce overall claims costs in the future.

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

        Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement and is responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which have renewed in those regions since that date. Service agreements were put in place in connection with the Renewal Rights Agreement, through which Liberty Mutual became a third party administrator ("TPA") for those claims. Upon review of claims information during the third and fourth quarters of 2002, OneBeacon's management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management has begun a process to directly handle more of those claims related to policies written prior to the Renewal Rights Agreement and expects that substantially all such claims will be handled directly by OneBeacon by the end of 2003.

        OneBeacon also uses TPAs for certain other claims, especially for National Accounts and National Programs business which is in run-off. Additionally, NICO is handling the claims processing for claims ceded under the NICO Cover under a TPA agreement. OneBeacon's claims staff performs on-site claim audits of its TPA's to ensure the propriety of the controls and processes over claims serviced by the TPA on behalf of OneBeacon.

Loss and Loss Adjustment Expense Reserves

  Non-asbestos and Environmental Reserves

        OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of a number of factors that occurred prior to and since the Acquisition. As previously discussed, OneBeacon is the result of the merger of the U.S. operations of General Accident and Commercial Union. While relatively the same size, the legacy companies had different underwriting and claims management practices, which produced different business and underwriting results. The operational integration of the two companies was complex and included changes in underwriting and claims operations. Beginning in the mid-1990s, and continuing through the Merger, the subsequent operational integration of the legacy companies and the Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends, such as patterns of claim development (i.e., reported claims and paid losses), into the future. Accordingly, estimating reserves becomes more uncertain if business mix, coverage limits, case reserve adequacy, claims payment rates and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns used to estimate reserves.

        Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported ("IBNR") reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

        Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. OneBeacon's own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate OneBeacon's own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, OneBeacon uses a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

        In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Often the factors influencing changes in claim costs are difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment.

        Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, D&O, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, OneBeacon may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

        Management believes that OneBeacon's loss and LAE reserves as of December 31, 2002 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company's future results of operations. For a further description of the historical factors affecting OneBeacon's loss and LAE reserves prior to the Acquisition, see "Non-Asbestos and Environmental Reserves" under the caption "Loss and Loss Adjustment Expense Reserves" in the "OneBeacon" section of the business description contained within the Company's Amendment No. 3 to Form S-3 dated March 14, 2003 (the "Form S-3"). Such portion of the Form S-3 is incorporated by reference into this Form 10-K.

  Asbestos and Environmental ("A&E") Reserves

        OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above under "Non-Asbestos and Environmental Reserves" regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

        OneBeacon's A&E losses resulted primarily from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses.Employers Group stopped writing such coverage in 1984.

        OneBeacon's liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage of such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry- standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

        OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was the Excess Casualty Reinsurance Association ("ECRA"), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $68 million at year end 2002.

        More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which exposure to asbestos allegedly occurred. At December 31, 2002, 602 policyholders had asbestos related claims against OneBeacon. In 2002, 38 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims and settlements are generally for smaller amounts. There are currently 79 active claims against OneBeacon without product liability coverage asserting operations or premises coverage.

        Immediately prior to the Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with NICO for a premium of $1.3 billion under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 58% of asbestos losses and 40% of environmental losses have been recovered under the historical third party reinsurance.

        For purposes of determining available reinsurance, product liability asbestos claims are aggregated as a single loss within each policy period. As a result, losses often exceed the threshold level under the reinsurance agreement and reinsurance recoveries are obtained. However, for claims being asserted under premises and operations coverage, the losses are generally not aggregated for purposes of determining reinsurance recoveries, so OneBeacon expects that in the future a smaller percentage of these losses will be covered as Third Party Recoverables than has been true historically of products liability asbestos losses.

        The large majority of OneBeacon's third party reinsurance has been obtained from top-rated, financially strong companies. Of the Third Party Recoverables presented for recovery to date, approximately 3% has been determined to be unrecoverable due either to inability of a reinsurer to pay or to disputes with the reinsurer over the amounts due. For asbestos losses, this unrecoverable percentage has been 3.8% and for environmental losses 2.0%. Amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon.

        OneBeacon estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by NICO at December 31, 2002. Approximately $419 million of the estimated $1,771 million of incurred losses have been paid by NICO through December 31, 2002, with $106.3 million paid in 2002. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third Party Recoverables, the remaining protection under the NICO Cover may be more or less than the approximate $729 million that OneBeacon estimates remained at December 31, 2002.

        OneBeacon's reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, are $1.2 billion at December 31, 2002. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon's survival ratio was approximately 15.7 at December 31, 2002, which was computed as the ratio of A&E reserves, net of Third Party Recoverables, of $1.2 billion plus the remaining unused portion of the NICO Cover of $729 million, to the average loss payments in the past three years. White Mountains believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from old A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. See Note 3 to the financial statements for more information regarding White Mountains' A&E reserves.

        OneBeacon's reserves for A&E losses at December 31, 2002 represent management's best estimate of its ultimate liability based on information currently available. OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments.

Construction Defect Claims

        OneBeacon's general liability and multiple peril lines of business have been significantly impacted by an increasing number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the increase in claims activity has been generated by plaintiffs' lawyers who approach disgruntled homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. The increasing number of claims for construction defects has been experienced industry-wide beginning with increased claims relating to exposures in California. Then, as plaintiffs' lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. For example, in 1995, California courts adopted a "continuous trigger" theory in which all insurers during the period in which the damage occurs (i.e., the entire construction period through remediation of the damage) must respond. As a result, claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Recently, claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor's policy).

        A large number of construction defect claims were identified relating to coverages that OneBeacon had written in the past through Commercial Union and General Accident and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. Management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon's construction book of business, such as street and road construction, water, sewer and pipeline construction, and dam, waterway, railroad and subway construction. Although management has undertaken actions to mitigate future risks related to construction defect claims, management believes that the number of reported construction defect claims relating to coverages written in the past will continue to increase. In addition, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions.

Additional Loss and Loss Adjustment Expense Information

        The following information presents (1) OneBeacon's reserve development over the preceding ten years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory" basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

        Section I of the ten year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid losses and LAE. The liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR reserves. In accordance with GAAP, the liability for unpaid losses and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid losses and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

        Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2002. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2002. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	0neBeacon Loss and LAE(1),(3), Years Ended December 31,
	1992	1993	1994	1995	1996	1997	1998(2)	1999	2000	2001	2002
	Dollars in Millions
I. Liability for unpaid losses and LAE:	$5,652.8	$5,562.5	$5,535.4	$5,844.4	$5,804.4	$5,655.9	$6,944.0	$6,368.8	$6,982.7	$8,425.2	$7,630.5
Less: reins. recoverables on unpaid losses and LAE	(1,392.6)	(1,191.6)	(1,069.8)	(1,307.4)	(1,260.4)	(1,159.2)	(1,651.9)	(1,285.6)	(1,276.4)	(3,609.7)	(3,560.6)

Net balance	$4,260.2	$4,370.9	$4,465.6	$4,537.0	$4,544.0	$4,496.7	$5,292.1	$5,083.2	$5,706.3	$4,815.5	$4,069.9

II. Net liability re-estimated as of:
1 year later	4,365.9	4,411.5	4,494.1	4,584.7	4,627.8	5,370.1	5,305.3	5,901.2	4,815.8	4,872.9
2 years later	4,413.4	4,450.3	4,552.1	4,667.1	5,476.0	5,424.7	5,985.4	5,013.5	4,913.7
3 years later	4,510.5	4,501.0	4,642.8	5,460.6	5,549.0	5,965.0	5,002.8	5,025.5
4 years later	4,610.3	4,602.8	5,406.5	5,510.6	5,924.8	4,980.5	5,073.5
5 years later	4,705.8	5,353.2	5,431.8	5,779.5	4,948.0	5,049.2
6 years later	5,446.4	5,353.5	5,632.0	4,794.7	4,995.6
7 years later	5,439.2	5,523.8	4,658.7	4,840.0
8 years later	5,587.1	4,569.2	4,691.8
9 years later	4,638.5	4,595.6
10 years later	4,660.5

III. Cumulative net (deficiency)/ redundancy	$(400.3)	$(224.7)	$(226.2)	$(303.0)	$(451.6)	$(552.5)	$218.6	$57.7	$792.6	$(57.4)	$—
Percent (deficient)/ redundant	(9.4)%	(5.1)%	(5.1)%	(6.7)%	(9.9)%	(12.3)%	4.1%	1.1%	13.9%	(1.2)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period(see II. above):
Gross re-estimated liability	11,334.1	11,024.5	10,981.8	10,861.1	10,871.8	10,807.3	10,849.8	10,632.6	10,538.9	10,057.4
Less: gross re-estimated reinsurance recoverable	(6,673.6)	(6,428.9)	(6,290.0)	(6,021.1)	(5,876.2)	(5,758.1)	(5,776.3)	(5,607.1)	(5,625.2)	(5,184.5)

Net re-estimated liability	$4,660.5	$4,595.6	$4,691.8	$4,840.0	$4,995.6	$5,049.2	$5,073.5	$5,025.5	$4,913.7	$4,872.9

	0neBeacon Loss and LAE(1),(3), Years Ended December 31,
	1992	1993	1994	1995	1996	1997	1998(2)	1999	2000	2001	2002
	Dollars in Millions
V. Cumulative net amount of liability paid through:
1 year later	1,461.0	1,367.3	1,390.1	1,476.6	1,591.9	1,687.3	1,815.2	1,966.5	2,007.9	1,819.7
2 years later	2,254.8	2,152.5	2,240.8	2,372.6	2,621.3	2,735.4	2,954.8	3,136.2	3,133.3
3 years later	2,761.5	2,711.5	2,821.9	3,083.3	3,331.1	3,518.0	3,709.2	3,794.0
4 years later	3,135.8	3,089.5	3,328.3	3,571.3	3,872.2	4,044.0	4,029.0
5 years later	3,394.6	3,464.3	3,672.7	3,961.5	4,233.4	4,234.7
6 years later	3,693.0	3,720.2	3,978.3	4,225.4	4,363.0
7 years later	3,882.1	3,979.3	4,186.9	4,312.6
8 years later	4,122.9	4,159.7	4,265.6
9 years later	4,283.2	4,218.9
10 years later	4,330.0

(1)
In 1998, OneBeacon was formed as a result of a pooling of interests between Commercial Union and General Accident. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)
In 1998, OneBeacon acquired HG and NFU. All liabilities related to these entities have been shown from the acquisition date forward in this table.

(3)
This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

        The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the Acquisition under the NICO Cover. This cover applies to losses incurred in 2000 and prior years. As a result, it has the effect of significantly increasing OneBeacon's reinsurance recoverables in 2001 and 2002 and reducing its reserve deficiency for each of the years presented prior to the Acquisition, by the amount of the reserves ceded at the time their cover was purchased. See "Asbestos and Environmental Reserves" for a discussion of the impact of this reinsurance contract on OneBeacon's net loss and LAE reserve position. The table presented below represents OneBeacon's cumulative net deficiency without regard to the NICO Cover.

	Years Ended December 31,
	1992		1993		1994		1995		1996		1997
	Dollars in Millions
Cumulative net deficiency adjusted for the NICO Cover	(1,355.4)		(1,179.8)		(1,181.3)		(1,258.1)		(1,406.7)		(1,507.6)
Percent deficient	(31.8%	)	(27.0%	)	(26.5%	)	(27.7%	)	(31.0%	)	(33.5%	)
	Years Ended December 31,
	1998		1999		2000		2001		2002
	Dollars in Millions
Cumulative net deficiency adjusted for the NICO Cover	(736.5)		(897.4)		(162.4)		(57.4)		—
Percent deficient	(13.9%	)	(17.7%	)	(2.8%	)	(1.2%	)	—

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
($ in millions)
	2002		2001		2000
Statutory reserves	$6,029.0		$6,795.8		$5,730.1
Reinsurance recoverable on unpaid losses and LAE (1)	1,650.9		1,606.5		1,276.4
Purchase accounting adjustments (2)	(481.0)		(567.8)		—
Other	(49.4	)(3)	22.9	(4)	(23.8	)(3)

GAAP reserves	$7,149.5		$7,857.4		$6,982.7

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)
Represents fair value adjustment to reserves recorded in purchase accounting. See Note 3 to the Financial Statements.

(3)
Represents long-term workers compensation loss and LAE reserve discount recorded of $42.2 million in 2002 and $42.1 million in 2000, partially offset by incremental guaranty fund assessments required to be recorded under GAAP.

(4)
Represents incremental guaranty fund assessments required to be recorded under GAAP, partially offset by long-term workers compensation loss and LAE reserve discount of $42.2 million.

Terrorism

        As a result of the terrorist attacks of September 11, 2001 (the "Attacks"), OneBeacon incurred approximately $75.0 million of pretax loss and LAE net of reinsurance, or approximately $248.0 million gross of reinsurance. The Attacks have had a profound impact on the U.S. property and casualty insurance marketplace. Prior to the Attacks, most U.S. insurance companies had not contemplated the risk of terrorist attacks when underwriting their policies. In light of the Attacks, OneBeacon and other property and casualty insurance companies have sought to mitigate the risk associated with any future terrorist attacks by seeking to exclude coverage for such losses from their policies.

        On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the "Terrorism Act") establishing a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2003.

        Aggregate industry retention levels are $10.0 billion from the date the Terrorism Act was enacted through December 31, 2003, $12.5 billion for 2004 and $15.0 billion for 2005. The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon's or the industry's retention levels up to $100.0 billion. The Terrorism Act is in effect until December 31, 2004, at which time certain members of the U.S. government have the authority to renew it for another year. Should the Terrorism Act be renewed on December 31, 2004, it will expire on December 31, 2005. OneBeacon's current property and casualty catastrophe reinsurance programs provide coverage for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the "Reinsurance Protection" section below for a further description of OneBeacon's catastrophe program and see "REGULATION" for a further description of the Terrorism Act.

        OneBeacon closely monitors its concentration of risk by geographic area and primarily writes small commercial and personal lines business, under which the insureds are unlikely to be direct targets of terrorism. During 2002, OneBeacon aggressively reduced its terrorism exposure in its commercial lines business in the largest metropolitan areas in which OneBeacon writes insurance. In the workers compensation line, total covered lives in the ten largest metropolitan areas were reduced 60% from May 31, 2002 (the first date for which OneBeacon accumulated such data) to December 31, 2002, and total insured property values were reduced 52% from December 31, 2001 to December 31, 2002. Total insured property values in New York City were reduced 84% from May 31, 2002 to December 31, 2002. As a result, OneBeacon believes its exposure to losses from future terrorist attacks has been reduced. Nonetheless, risks insured by OneBeacon, and those contemplated by the enacted Terrorism Act, remain exposed to future terrorist attacks and the possibility remains that any future terrorist losses could prove to be material to the Company's financial position and/or its cash flows.

Reinsurance Protection

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events. OneBeacon uses probable maximum loss ("PML") forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. OneBeacon's largest single natural catastrophe risk is Northeast windstorm. During 2002, OneBeacon reduced its total insured property values in coastal regions that could be affected by Northeast windstorms by 14%.

        OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon's 2002 catastrophe reinsurance program was through a group of reinsurers, with a $125.0 million retention for losses resulting from any single catastrophe. Property catastrophe losses from a single event in excess of $125.0 million and up to $200.0 million were reinsured for 75% of the loss. Property catastrophe losses from a single event in excess of $200.0 million and up to $750.0 million were reinsured for 95% of the loss. The 2002 catastrophe program was developed based on OneBeacon's exposure to a one-in-250 year Northeast windstorm.

        When evaluating its catastrophe reinsurance program for 2003, OneBeacon determined that its exposure to risks resulting from a catastrophic Northeast windstorm are mitigated in the early part of calendar years due to the seasonality of such storms. Accordingly, for the first four months of 2003, OneBeacon entered into a catastrophe reinsurance program under which (1) the first $125.0 million of losses resulting from any single catastrophe are retained by OneBeacon and (2) property catastrophe losses from a single event in excess of $125.0 million and up to $325.0 million are reinsured for 99% of the loss. Effective May 1, 2003, OneBeacon intends to enter into a property catastrophe cover that is consistent with the coverage provided by its 2002 catastrophe reinsurance program.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks or from "certified" events as defined under the Terrorism Act. The program covers personal property losses resulting from other types of terrorist attacks and commercial property losses from other types of domestic terrorist attacks. As a result, OneBeacon does not have reinsurance protection under either the Terrorism Act or its catastrophe reinsurance program for personal property losses resulting from a nuclear, biological or chemical attack. In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium. OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving worker's compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million. This program provides one full $55.0 million limit for either "certified" or "non-certified" terrorism losses but does not provide for losses resulting from nuclear, biological or chemical attacks. OneBeacon also purchases reinsurance coverage for certain risks at levels below $125.0 million, on either a facultative or treaty basis, where it deems appropriate.

        In connection with the Acquisition, OneBeacon obtained the NICO Cover under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and LAE incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures. See the "Asbestos and Environmental Reserves" section above for a description of the NICO Cover.

        Also in connection with the Acquisition, OneBeacon obtained the GRC Cover which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at December 31, 2002 and December 31, 2001. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

        At December 31, 2002, OneBeacon had $77.9 million of reinsurance currently recoverable on paid losses and $3,560.6 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. Excluding industry pools and associations of $376.2 million, which are not rated by A.M. Best, 96% of OneBeacon's total reinsurance recoverables at December 31, 2002 were with reinsurers that had an A.M. Best rating of "A-" (Excellent) or better. The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers ($ in Millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating
Subsidiaries of Berkshire Hathaway Inc. (NICO and GRC)	$2,585.1	71%	A++
Liberty Mutual and subsidiaries*	273.8	8	A
Tokio Fire and Marine Insurance Company	67.1	2	A++
American Re-Insurance Company	47.0	1	A+
Aviva plc and its affiliates**	34.9	1	not rated

*
At December 31, 2002, OneBeacon had assumed balances payable and expenses payable of approximately $266.9 million under the Renewal Rights Agreement. In the event of Liberty Mutual's insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

**
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

New York Assigned Risk Market

        OneBeacon writes voluntary personal automobile insurance in the State of New York. As a condition to its license to write automobile business within that state, OneBeacon is obligated by statute to accept future assignments from the New York Automobile Insurance Plan ("NYAIP"), a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based, in general, on the proportion of the total voluntary writings in New York two years prior. Therefore, by voluntarily writing automobile policies in New York, an insurer has an obligation under New York State insurance laws to provide insurance two years later to individuals assigned to it from the NYAIP.Alternatively, an insurance company can contractually transfer its NYAIP obligation to another insurance company for a fee in satisfaction of its NYAIP obligation. This process is called Limited Assigned Distribution ("LAD"), and the companies that assume this obligation are called LAD servicing carriers. LAD servicing carriers are paid fees (referred to as buy-out fees) to assume the insurance risk of NYAIP obligations in addition to the premiums it receives for writing the involuntary policy. The fees are typically a percentage of the total premiums the LAD servicing carrier must write to fulfill the NYAIP obligation of the transferor company. In return, the LAD servicing carrier is contractually obligated to pay all loss and loss adjustment and other underwriting expenses related to the NYAIP assigned premiums of the transferor company, with no recourse to the transferor. At December 31, 2002, White Mountains' estimated liability for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year period was $103.0 million.

  AutoOne Insurance

        In the last few years, NYAIP assignments and LAD fees have both increased significantly. During October of 2001, OneBeacon licensed one of its insurance companies, General Assurance Company, to act as a LAD servicing carrier in order to mitigate OneBeacon's exposure to the cost of future NYAIP assignments and to take advantage of rapidly rising LAD servicing fees. This company, which does business as "AutoOne Insurance", wrote 18 LAD contracts with third parties that resulted in approximately $203 million of assigned personal automobile written premium and LAD fees for unaffiliated companies in 2002. Additionally, AutoOne Insurance performed LAD services relating to OneBeacon's obligation to write $53 million in assigned premium in 2002, thereby fulfilling the obligation that arose from voluntary premium written by OneBeacon in 2000. OneBeacon believes that AutoOne Insurance's current business strategy will enable it to capitalize on continued demand for LAD services and improve the results of OneBeacon's overall New York automobile business by reducing its cost of obtaining LAD services. AutoOne Insurance is operated as a separate division of OneBeacon. AutoOne Insurance's primary competitors are Robert Plan and Clarendon Insurance Group, a subsidiary of Hannover Re.

        LAD servicing contracts between AutoOne Insurance and other insurers are for a period of one year. Once an assigned risk policy has been written, AutoOne Insurance is obligated to provide insurance for two more years unless the insured departs from the NYAIP, regardless of whether the LAD contract is renewed. This risk can be mitigated in whole or in part through (i) renewal of the LAD contract in the subsequent year; (ii) through "disengagement" fees due to AutoOne Insurance from the transferor company upon non-renewal of the LAD servicing contract; and (iii) through utilization of various credits offered by New York to those insurers who voluntarily provide coverage to individuals in the NYAIP, the largest of which are referred to as "take-out credits". In recent years, insurers and LAD servicing carriers have not utilized credits to a large extent as the costs to generate these credits did not outweigh the benefits. Under the credit programs in effect for NYAIP assignments written in 2002, an insurer could generally reduce its future NYAIP assignments by one dollar for every dollar of NYAIP premium voluntarily written by the insurer. These credits often could not be used to reduce NYAIP assignments for two years. The NYAIP has revised the structure of its credit programs effective for NYAIP assignments written in 2003 to increase the economic benefits of these credit programs. Under the revised structure, writing a NYAIP assignment on a voluntary basis generates two dollars of credit for each dollar of applicable premium. Takeout credits may be applied to reduce NYAIP assignments in the quarter after the takeout policy is written. OneBeacon believes that AutoOne Insurance will be able to voluntarily write policies currently in the NYAIP thereby generating takeout credits which can be used to reduce its own assignment obligations or sold to other insurance companies to reduce their NYAIP assignments.

New Jersey Skylands

        As part of a restructuring of its New Jersey personal lines, OneBeacon formed New Jersey Skylands Management Corporation and the New Jersey Insurance Department approved the formation of New Jersey Skylands Insurance Association and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, the "Association") during the third quarter of 2002. The lead company of the Association, New Jersey Skylands Insurance Association, is a not-for-profit, policyholder-owned reciprocal insurance carrier. The Association was capitalized by OneBeacon with a $31.3 million surplus note. Principal and interest on the surplus note are repayable upon regulatory approval. OneBeacon has no ownership interest in the Association. As a result, OneBeacon's future operating income derived from the New Jersey automobile insurance market will consist of management and service fees charged by New Jersey Skylands Management Corporation to the Association and interest on the surplus note. The Association began writing personal automobile coverage for new customers in August and, beginning with policies renewing on or after October 23, 2002, is offering all of OneBeacon's current New Jersey personal automobile policyholders coverage upon renewal.

Main Street America Holdings, Inc. ("MSA")

        MSA is a subsidiary of National Grange Mutual Insurance Company ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. OneBeacon owns 50% of the outstanding common stock of MSA and accounts for this investment using the equity method. OneBeacon's investment in MSA was $128.1 million and $133.7 million at December 31, 2002 and December 31, 2001. MSA's net written premiums totalled $357.3 million, $306.8 million and $265.4 million and its net income (loss) was ($13.5) million, $6.8 million and $3.8 million in 2002, 2001 and 2000. MSA's total assets as of December 31, 2002 and 2001 were $704.5 million and $653.8 million and its shareholders' equity was $253.7 million and $262.3 million. The principal insurance operating subsidiaries of NGM and MSA are rated "A" (Excellent) by A.M. Best.

REINSURANCE

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

        Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding insurer. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to assess pricing on an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties.

        A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. The claims process generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to the ceding company;

(2) the reporting of the loss by the ceding company to the reinsurer; (3) the ceding company's adjustment and payment of the loss; and (4) the payment to the ceding company by the reinsurer. During this time, reinsurance companies generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.

Folksamerica

        Folksamerica, through its wholly owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line, broker-market reinsurer which provides reinsurance to insurers of property, casualty, accident and health and marine risks primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan. Folksamerica became a wholly-owned subsidiary of White Mountains during 1998. Folksamerica Reinsurance Company is rated "A-" (Excellent) by A.M. Best. At December 31, 2002 and December 31, 2001, Folksamerica had $3.4 billion and $3.2 billion of total assets and $976.4 million and $901.7 million of shareholder's equity, respectively. Folksamerica's total assets and shareholder's equity include the International American Group and Esurance, which are covered elsewhere in this report.

        Folksamerica writes both treaty and facultative reinsurance. The majority of Folksamerica's premiums are derived from treaty reinsurance contracts both on an excess of loss and quota share basis, which in 2002 amounted to 39.0% and 54.7% of its total gross earned premiums, respectively. A quota share reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed the retention of loss by the ceding company, as provided by the contract.

        Folksamerica derives its business from a broad spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica determines which risks it accepts based on the anticipated underwriting results of the transaction, which are evaluated on a variety of factors including the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

        Folksamerica commenced writing reinsurance coverage in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimal surplus. In 1991, recognizing that surplus size would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select broker-market reinsurance and property and casualty insurance companies. Since 1991, Folksamerica has acquired eight other reinsurers. These acquisitions have served to raise Folksamerica's surplus and asset base, broaden its skill set and contribute a number of important business relationships. Folksamerica's acquisition strategy is to seek fundamentally sound companies whose owners are no longer committed to the business. In these cases, the owner's lack of interest in its specific operations which are available for sale have had more to do with difficulties experienced by the owner in its core business rather than problems with the operations being sold. Folksamerica's more recent acquisitions included USF Re Insurance Co. ("USF Re") in 1999, PCA Property & Casualty Insurance Company ("PCA") in 2000, substantially all the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital") in 2000, C-F Insurance Company ("C-F") in 2001 and Imperial Casualty and Indemnity Insurance Company ("Imperial") in 2002. Folksamerica will continue to seek additional insurance and reinsurance acquisitions in the future.

        In December 2001, Folksamerica received a $400.0 million cash capital contribution from OneBeacon that was provided to increase Folksamerica's capacity to capitalize on improved pricing trends which accelerated after the Attacks. As a result, Folksamerica is now among the largest U.S.-domiciled property and casualty reinsurers as measured by statutory surplus.

  Classes of Business

        Folksamerica writes three main classes of reinsurance: liability reinsurance, property reinsurance and accident and health reinsurance. Folksamerica's net written premiums by class of business for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
Business class ($ in millions)
	2002	2001	2000
Liability	$381.6	$310.6	$208.4
Property	205.3	93.5	91.6
Accident and Health	68.1	25.1	26.4
Other	23.7	29.7	6.2

Total	$678.7	$458.9	$332.6

  Geographic Concentration

        Folksamerica's net written premiums by geographic region for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
Geographic region ($ in millions)
	2002	2001	2000
United States	$579.9	$408.3	$296.7
Canada	28.3	26.6	21.6
Latin America, the Caribbean and Europe	70.5	24.0	14.3

Total	$678.7	$458.9	$332.6

  Marketing

        Folksamerica obtains most of its reinsurance business either directly through brokers and reinsurance intermediaries that represent the ceding company or indirectly through placements recommended by WMU. Folksamerica considers both the intermediary and the ceding company its clients in any placement. Much of Folksamerica's business is conducted with ceding companies and their management, with whom Folksamerica has developed strong business relationships over a long period of time. The process of placing a brokered reinsurance program typically begins when a ceding company enlists the aid of a reinsurance broker in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participation to qualified reinsurers until the program is fully subscribed by reinsurers at terms agreed to by all parties. Folksamerica was a lead or co-lead reinsurer on approximately 80% of its reinsurance arrangements in 2002.

        Folksamerica pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes and certain miscellaneous expenses). During the years ended December 31, 2002 and 2001, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company. Additionally, Folksamerica pays reinsurance brokers commissions based on negotiated percentages of the premium it writes. These commissions, which average approximately 5% of premium, constitute a significant portion of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the years ended December 31, 2002 and 2001, Folksamerica received approximately 57.0% and 54.4%, respectively, of its gross reinsurance written premiums from three major reinsurance brokers as follows: (1) AON Re, Inc. - 28.2% and 21.3%, respectively; (2) Benfield Blanch -13.5% and 17.2%, respectively; and (3) Guy Carpenter -15.3% and 15.9%, respectively.

  Underwriting and Pricing

        Folksamerica's underwriters and pricing actuaries perform a comprehensive review of the underwriting, pricing, claims handling and general business controls of potential clients before quoting a price for its reinsurance products. Folksamerica prices its products by assessing the desired return on the capital determined to be needed to write a given contract and by estimating future loss and LAE costs and investment income to be earned on net cash flow from the contract. Folksamerica will only accept contracts with a high likelihood of generating acceptable returns on equity. Folksamerica's pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer's underwriting and claims experience and the primary insurer's financial condition. Folksamerica's underwriters perform regular underwriting audits to monitor the ceding company's pricing discipline. Additionally, Folksamerica's finance staff reviews the financial stability and creditworthiness of current ceding companies. Such reviews provide important input to support renewal discussions.

        Folksamerica and other reinsurance companies have sought to mitigate the risk associated with future terrorist attacks in a similar manner as primary insurers. Since the Attacks, reinsurers have attained significant price increases across all lines of reinsurance in response to greater perceived policy exposures. Regulations regarding permitted policy exclusions applicable to reinsurance contracts are often less stringent than those imposed upon primary insurers. For example, the Terrorism Act is not applicable to reinsurers. As a result, exclusions are more often dictated by the marketplace than by regulation. Folksamerica's reinsurance contracts on commercial risks written subsequent to the Attacks contain clauses which exclude terrorist exposure. Reinsurance contracts on personal risks written subsequent to the Attacks generally contain exclusions related to nuclear, biological and chemical attacks.

  Competition

        There are 20 U.S.-based reinsurance companies with broker-market operations which Folksamerica views as its direct competition. These companies report operating data to the Reinsurance Association of America ("RAA"). Based on surplus size as of December 31, 2002, Folksamerica is the fifth largest of these companies. Additionally, there are reinsurance divisions or departments of four U.S.-based insurers that, while not separate reinsurance companies, participate in the U.S. broker reinsurance market.

        Across all lines of business, Folksamerica competes with all of the larger broker-market reinsurance companies and reinsurance departments or divisions of primary insurance companies. As reported by the RAA, Folksamerica wrote approximately 4.6% of gross written premiums of all broker-market reinsurance companies and reinsurance divisions of insurance companies in 2002. The broker-market companies or divisions writing the largest portion of gross premiums in 2002 were: XL Reinsurance America (16.4%),Transatlantic Reinsurance Company (13.1%) and Everest Reinsurance Company (12.5%).

        Folksamerica has a 20-year history of close relationships with ceding companies and maintains a disciplined underwriting strategy which, among other things, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. Folksamerica also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs. Additionally, during soft markets, Folksamerica utilizes an acquisition-based growth strategy by seeking to acquire fundamentally sound competitors whose ownership structure or other factors limit their ability to compete effectively.

        In general, poor market conditions for primary companies in recent years have caused insurers to reduce their own premium writings or restructure their reinsurance programs, thereby reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, thereby enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets, primarily as a result of excess industry capital, has historically driven reinsurance prices on many programs below levels that Folksamerica will accept. The significant insured losses resulting from the Attacks, as well as other factors, have reduced the capacity of several reinsurers resulting in marked improvements in reinsurance pricing, terms and conditions. However, due to recent capital raising activities by several Bermuda-based and other reinsurers, there is no assurance that such improved conditions will continue over an extended period. Folksamerica's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation. Management further believes that size and financial strength will become increasingly important factors in selecting reliable reinsurance partners, particularly in light of the weakening of several reinsurers in the wake of the Attacks.

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

  Loss and Loss Adjustment Expense Reserves

        Folksamerica establishes reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves for Folksamerica is similar to the process described in "Loss and Loss Adjustment Expense Reserves" in the "ONEBEACON" discussion and, as of any given date, is inherently uncertain. For Folksamerica, reserve estimates reflect the judgment of both the ceding company and Folksamerica, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, Folksamerica establishes case reserves, including LAE reserves, based upon Folksamerica's share of the amount of reserves established by the ceding company and Folksamerica's independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, Folksamerica establishes case reserves in excess of its share of the reserves established by the ceding company.

        Folksamerica uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced by Folksamerica, as supplemented by reported industry patterns, and (2) methods in which the level of Folksamerica's

IBNR reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written by Folksamerica.

        As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the "claim-tail". During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about claims and trends may become known and, as a result, Folksamerica may adjust its loss and LAE reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Management believes that Folksamerica's loss and LAE reserves as of December 31, 2002 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company's future results of operations.

  Reinsurance Protection

        Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and the purchase of catastrophe reinsurance. Folksamerica's current catastrophe protection program includes $35.0 million of protection in excess of a $60.0 million retention for a second loss. The current program also includes coverage of $15.0 million in excess of a $5.0 million retention for Folksamerica's proportional property portfolio. Each of the above contracts are 100% placed with a single, top quality reinsurer and have reinstatement provisions whereby, in the event of one covered loss, the coverage is reinstated for additional premium. Folksamerica's reinsurance program also includes annual aggregate stop loss protection from London Life and General Reinsurance Company, Ltd. ("London Life") which protects the Company's accident year loss ratio from the effect of a very large catastrophic event or a number of smaller events. Folksamerica's limit of coverage under its accident year 2002 contract with London Life was $50.0 million, attaching at a 78% loss ratio.

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. Specifically, the Imagine Cover provided an aggregate of $115.0 million in reinsurance protection on:

  •
  adverse development on loss and LAE reserves as of December 31, 2000 from the USF Re acquisition and as of September 30, 2000 from the Risk Capital acquisition;

  •
  adverse development on Folksamerica's A&E reserves as of December 31, 2000; and

  •
  losses, LAE and acquisition expenses incurred in excess of premiums earned after September 30, 2000 on underwriting year 2000 and prior Risk Capital contracts.

        In connection with the Imagine Cover, Folksamerica transferred loss and LAE reserves of $250.0 million and unearned premium reserves of $65.0 million to Imagine Re for consideration of $315.0 million. As of December 31, 2002, there was approximately $9.9 million of coverage remaining under the Imagine Cover.

        Folksamerica has a quota share retrocessional arrangement with Olympus Reinsurance Ltd. ("Olympus") which is designed to increase Folksamerica's capacity to capitalize on the improved pricing trends which accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Olympus is a Bermuda-domiciled insurance and reinsurance company that was formed in December 2001 with an initial capitalization of more than $500.0 million to respond to the favorable underwriting and pricing environment in the reinsurance market. Olympus is rated "A-" (Excellent) by A.M. Best. Under the quota share treaty with Olympus, Folksamerica cedes 75% of its short-tailed excess of loss business, mainly property and marine, to Olympus and receives an override commission on the premiums ceded to Olympus. During 2002, Folksamerica received $17.1 million in override and profit commissions from Olympus.

        White Mountains does not have an ownership stake in Olympus, however, certain of the Company's directors, officers and affiliates own approximately 5% of the common shares of Olympus Re Holdings, Ltd. ("Olympus Holdings"), Olympus's parent. Mr. Joseph S. Steinberg, one of the Company's directors, is Chairman of Olympus Holdings.

        At December 31, 2002, Folksamerica had $67.9 million of reinsurance currently recoverable on paid losses and $807.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the financial position and solvency of Folksamerica's reinsurers is critical to the collectibility of its reinsurance coverages. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers ($ in Millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating
Imagine Re*	$381.2	42%	A-
London Life*	135.4	15	A
Olympus*	45.5	5	A-
GRC and affiliates	34.9	4	A++
Federal Insurance Company	34.6	4	A++

*
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

Montpelier

        In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re is a Bermuda-domiciled insurance and reinsurance company that was formed with approximately $1.0 billion in capital to respond to the then favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re has initially focused on property reinsurance business. Montpelier Re is rated "A-" (Excellent) by A.M. Best. On October 15, 2002, Montpelier successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. Through holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully converted basis. As of December 31, 2002, White Mountains' investment in Montpelier consisted of 10,800,000 common shares valued at $16.67 per share and warrants to acquire an additional 4,781,572 common shares at $16.67 per share that are exercisable until December, 2011.

        Montpelier's net written premiums totalled $565.9 million and its net income was $152.0 million in 2002, its first full year of operations. Montpelier's total assets as of December 31, 2002 and 2001 were $1.8 billion and $1.0 billion and its shareholders' equity was $1.3 billion and $860.7 million.

White Mountains Underwriting Limited

        In December 2001, White Mountains formed WMU, an underwriting advisement company domiciled in Ireland. WMU, a wholly-owned subsidiary of White Mountains, has expanded Folksamerica's access to international property and marine excess of loss reinsurance business in Continental Europe and Japan and provides professional insurance services to both Folksamerica and Olympus. WMU receives management fees and a profit commission on business placed with Folksamerica and Olympus. During 2002, WMU placed $120.2 million and $40.4 million of written premiums and recorded $35.7 million and $8.2 million of management fees and profit commissions from Olympus and Folksamerica, respectively.

Fund American Re

        On December 20, 2001, Fund American Re acquired substantially all of the international reinsurance operations of the Folksam Group ("Folksam") of Stockholm, Sweden. A $64.0 million purchase price was paid in a combination of cash, a note and Common Shares. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. Fund American Re principally writes property, liability, transportation and hail and crop reinsurance for insurance companies based in the United States and in Europe. At December 31, 2002 and 2001, Fund American Re had $149.9 million and $126.3 million of total assets, respectively, and $58.1 million and $63.9 million of shareholder's equity, respectively. Fund American Re wrote $62.5 million in net premiums during the year ended December 31, 2002. Fund American Re is rated "A-" (Excellent) by A.M. Best.

Additional Loss and Loss Adjustment Expense Information

        The following information presents (1) White Mountains' reinsurance segment's reserve development over the preceding ten years and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

        Section I of the ten year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid losses and LAE. The liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR reserves. In accordance with GAAP, the liability for unpaid losses and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid losses and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

        Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2002. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2002. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	Years Ended December 31,
	Reinsurance Loss and LAE(1),(2),(3)
Dollars in Millions
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
I. Liability for unpaid losses and LAE:
Gross balance	$758.3	$798.4	$856.2	$981.5	$1,578.7	$1,461.3	$1,437.6	$1,210.6	$1,500.7	$1,610.6	$1,664.3
Less: reins recoverables on unpaid losses and LAE	(172.0)	(154.4)	(182.4)	(201.0)	(390.2)	(352.0)	(398.0)	(324.0)	(702.8)	(879.5)	(815.0)
Net balance	$586.3	$644.0	$673.8	$780.5	$1,188.5	$1,109.3	1,039.6	$886.6	$797.9	$731.1	$849.3

II. Net liability re-estimated as of:
1 year later	601.5	672.5	701.8	834.1	1,222.6	1,125.5	1,036.0	914.4	803.5	743.8	—
2 years later	626.0	706.0	748.6	855.4	1,224.6	1,108.5	1,047.8	917.4	788.5
3 years later	653.2	746.3	763.7	862.7	1,206.4	1,114.5	1,032.3	919.3
4 years later	680.7	761.3	767.0	874.9	1,214.2	1,088.7	1,027.9
5 years later	694.8	764.1	778.8	874.2	1,188.9	1,071.6
6 years later	699.6	772.8	779.2	844.9	1,164.9
7 years later	706.5	774.2	755.8	817.6
8 years later	709.1	756.4	736.5
9 years later	696.8	747.4
10 years later	708.0

III. Cumulative net (deficiency)/redundancy	$(121.7)	$(103.4)	$(62.7)	$(37.1)	$23.6	$37.7	$11.7	$(32.7)	$9.4	$(12.7)	$—
Percent (deficient)/ redundant	(20.8)%	(16.1)%	(9.3)%	(4.8)%	2.0%	3.4%	1.1%	(3.7)%	1.2%	(1.7)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	954.9	964.2	973.2	1,029.8	1,589.9	1,470.7	1,433.6	1,330.9	1,616.0	1,702.2
Less: gross re-estimated reinsurance recoverable	(246.9)	(216.8)	(236.7)	(212.2)	(425.0)	(399.1)	(405.7)	(411.6)	(827.5)	(958.4)

Net re-estimated liability	$708.0	$747.4	$736.5	$817.6	$1,164.9	$1,071.6	$1,027.9	$919.3	$788.5	$743.8

V. Cumulative net amount of liability paid through:
1 year later	165.1	219.8	201.9	225.5	322.6	277.5	291.4	102.3	370.8	250.9
2 years later	289.8	337.3	323.4	363.6	506.7	472.0	390.6	348.9	512.9
3 years later	366.2	418.2	412.8	457.0	656.6	582.4	552.9	452.8
4 years later	423.9	481.2	474.3	542.8	774.0	680.9	626.9
5 years later	467.9	521.4	530.8	608.2	843.1	733.3
6 years later	495.2	565.8	572.7	644.1	883.1
7 years later	530.6	596.3	598.3	672.8
8 years later	554.6	618.2	616.8
9 years later	572.2	636.0
10 years later	590.4

(1)
The table consists of reserve information for Folksamerica and for Fund American Re.
(2)
The table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica through an instrument of transfer and assumption approved by the appropriate insurance regulators. Under the instrument, insurance regulators require that Folksamerica report reserve development as if the companies had been combined from their inception.
(3)
Folksamerica became a wholly owned subsidiary of White Mountains during 1998. Reserve development for the years ended 1991 through 1997 reflects development on reserves established before White Mountains consolidated Folksamerica's results.

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
(in millions)
	2002	2001	2000
Statutory reserves	$1,148.8	$1,002.7	$776.7
Reinsurance recoverable on unpaid losses and LAE(1)	513.2	586.7	702.8
Other(2)	2.3	21.2	21.2

GAAP reserves	$1,664.3	$1,610.6	$1,500.7

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)
Primarily represents purchase accounting adjustments made in connection with Folksamerica acquisition of PCA Property and Casualty Insurance Company.

OTHER OPERATIONS

        White Mountains' other operations consist of the International American Group, Esurance, the Company and the Company's intermediate holding companies.

International American Group

        In October 1999, White Mountains completed its acquisition of International American Group, a collection of insurance and reinsurance companies, for $86.7 million in cash. White Mountains acquired Peninsula, American Centennial and British Insurance Company through its acquisition of International American Group.

        Peninsula, which was established in 1960, is a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines, primarily private passenger automobile, homeowners, commercial automobile and commercial multi-peril. Most of Peninsula's insurance products are sold in Maryland, Delaware and Virginia. Peninsula is rated "A" (Excellent) by A.M. Best. Peninsula markets insurance products principally through independent agents. Peninsula's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and small private businesses. At December 31, 2002 and 2001, Peninsula had $57.1 million and $55.9 million of total assets and $21.2 million and $22.5 million of shareholder's equity, respectively. For the years ended December 31, 2002, 2001 and 2000, Peninsula had $29.5 million, $28.3 million and $22.7 million in net written premiums.

        American Centennial and British Insurance Company are Delaware-domiciled and Cayman Island-domiciled, respectively, property and casualty insurance and reinsurance companies in run-off. At December 31, 2002 and 2001, American Centennial had $60.9 million and $66.2 million of total assets and $26.7 million and $37.0 million of shareholder's equity, respectively. At December 31, 2002 and 2001, British Insurance Company had $24.7 million and $22.4 million of total assets and $4.3 million and $4.4 million of shareholder's equity, respectively.

Esurance

        Esurance is an online insurance provider that has been writing personal automobile insurance since 2000. Esurance attempts to leverage technology to reduce costs in order to offer its products at competitive prices. The company markets its products through a multi-channel approach, with the majority of its policies sold directly to consumers. Most customer interaction with the company takes place through Esurance's website, www.esurance.com, where customers can get real-time online quotes and purchase their policies. Esurance also offers policyholders 24-hour customer service and claims handling, along with online account management.

        By predominantly interacting with customers through the internet, Esurance is able to collect detailed underwriting information in real-time. This real-time access to customer information has allowed Esurance to develop its own highly segmented, tiered pricing model.

        During 2002, substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains. The underwriting results of this business are included in the underwriting unit that ultimately retains the risk under the policies written through Esurance. Esurance increased its direct written premium volume from $17.4 million in 2001 to $52.6 million in 2002.

        Esurance is headquartered in San Francisco and has operated as an independent subsidiary of Folksamerica since October 2000, when Folksamerica purchased 80% of the company for $9.0 million. During the fourth quarter of 2001, Folksamerica purchased the remaining outstanding stock for $1.4 million. As of December 31, 2002, Folksamerica owned 99.1% of Esurance's outstanding stock. For the years ended December 31, 2002 and 2001, Esurance had total assets of $38.2 million and $16.9 million, total revenues of $10.9 million and $3.1 million and an accumulated shareholder's deficit of $24.9 million and $8.9 million.

The Company and Its Intermediate Holding Companies

        The Company's intermediate holding companies include Fund American Companies, Inc. ("FAC") and Fund American Enterprises Holdings, Inc. ("FAEH"), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in Barbados.

        FAC acquired OneBeacon on June 1, 2001. In connection with the Acquisition, FAC and FAEH entered into the following financing arrangements:

  •
  FAC borrowed $825.0 million in June 2001 from a banking syndicate arranged by Lehman Brothers, Inc. (the "Bank Facility"). FAC subsequently entered into a series of interest rate swaps with large financial institutions that were undertaken to achieve a fixed interest rate on $700.0 million of the borrowings under the Bank Facility.

  •
  FAC issued $300.0 million in face value of cumulative non-voting preferred stock to Berkshire Hathaway, Inc. ("Berkshire") (the "Berkshire Preferred Stock") for $225.0 million.

  •
  FAEH issued a $260.0 million seller note to Aviva (the "Seller Note"). The Seller Note was repaid on November 29, 2002.

  •
  FAEH issued $20.0 million in face value of cumulative non-voting preferred stock to Zenith Insurance Company ("Zenith") (the "Zenith Preferred Stock").

INVESTMENTS

        The investment portfolios of White Mountains' insurance and reinsurance operations consist primarily of fixed maturity investments but also consist, in part, of short-term investments, common equity securities and other investments. White Mountains' management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time and balanced with leverage and insurance risk considerations.

        The fixed maturity portfolios of White Mountains are comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (greater than 99% of such securities received a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2). Nearly all the fixed maturity securities currently held by White Mountains are publicly traded. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments.

        At December 31, 2002, White Mountains' consolidated investment portfolio consisted of $6,669.1 million (75%) of fixed maturity investments, $1,790.6 million (20%) of short-term investments and $439.7 million (5%) of common equity securities and other investments. White Mountains' fixed maturity portfolio at December 31, 2002 consisted principally of corporate debt securities (49%), U.S. government and agency securities (32%), mortgage-backed securities (14%) and preferred equity securities, foreign government obligations and municipal bonds (5%).

        White Mountains' investment philosophy is to invest all assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income, realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with a view towards achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. At December 31, 2002, the duration of White Mountains' fixed maturity portfolio and short-term investments was approximately 3.4 years.

REGULATION

        White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

        Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC has adopted risk-based capital ("RBC") standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains' active insurance and reinsurance subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

        As a condition of its license to do business in certain states, White Mountains' insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which OneBeacon is required to participate. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of individuals who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

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

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2002, the reserve for such assessments at OneBeacon totalled $24.7 million, of which $7.7 million related to the insolvency of Reliance Insurance Company.

        Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger automobile insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state, unless the state regulators approve the company's withdrawal plans. State regulators may refuse to approve such plans on the grounds that they could lead to market disruption. Such laws and regulations may restrict White Mountains' ability to exit unprofitable markets.

        Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where OneBeacon has a sizable presence, sets virtually all aspects of automobile insurance rates, including agent commissions. Such regulations often challenge an insurers ability to adequately price its product, which often leads to unsatisfactory underwriting results.

        White Mountains' U.S. insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains investment portfolio at December 31, 2002 complied with such laws and regulations in all material respects.

        One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its operating subsidiaries. Under the insurance laws of the jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In a given calendar year, the insurance subsidiaries can generally dividend up to the greater of 10% of their statutory surplus at the beginning of the year or the prior year's statutory net income without prior regulatory approval, subject to the availability of unassigned funds (the statutory accounting equivalent of retained earnings). Larger dividends generally can be paid only upon regulatory approval. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. During 2002, White Mountains' first-tier insurance subsidiaries declared and paid $172.6 million in dividends to FAC. White Mountains' first tier insurance subsidiaries have the ability to pay dividends of approximately $261.5 million to FAC in 2003 without approval of regulatory authorities.

        White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains' insurance and reinsurance subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance subsidiaries impose regulatory application and approval requirements on acquisitions of Common Shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of White Mountains' Common Shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

        While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. A recently enacted federal law, the Terrorism Act, provides a "back-stop" to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry's aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop", primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

        Environmental cleanup of polluted waste sites is subject to both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties ("PRPs"). These laws can impose liability for the entire cost of clean-up upon any responsible party, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of waste sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures; however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate.

RATINGS

        Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. A.M. Best currently rates OneBeacon's principal operating insurance subsidiaries "A" (Excellent), Folksamerica's principal reinsurance operating subsidiary "A-" (Excellent) and Fund American Re "A-" (Excellent). White Mountains believes that strong ratings are important factors in the marketing of insurance and reinsurance products to agents and consumers.

EMPLOYEES

        As of December 31, 2002, White Mountains employed 5,115 persons (consisting of 12 persons at the Company and its intermediate holding companies, 10 persons at WMU, 70 persons at Fund American Re and 5,023 persons at OneBeacon and its subsidiaries, including Folksamerica and its subsidiaries). Management believes that White Mountains has satisfactory relations with its employees.

AVAILABLE INFORMATION

        The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The Company will provide to any shareholder, upon request and without charge, copies of all documents (excluding exhibits unless specifically requested) filed by the Company with the SEC. Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 80 South Main Street, Hanover, New Hampshire 03755, telephone number (603) 640-2200. Additionally, all such documents are physically available at the Company's registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda and are available for viewing at www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC.

Item 2. Properties

        The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. Fund American Re maintains branch offices in Stockholm, Sweden and in Singapore. The home offices of OneBeacon and Folksamerica are located in Boston, Massachusetts and New York, New York, respectively, with branch offices in various cities throughout the United States. In addition, the Company maintains a professional office in Hanover, New Hampshire which serves as its principal executive office and an additional professional office in White River Junction, Vermont.

        The Company's headquarters, registered office and principal executive offices are leased. Fund American Re's branch offices in Sweden and Singapore are leased. The home offices of OneBeacon and Folksamerica and most of its branch offices are leased with the exception of branch offices located in New Jersey and New York which are owned by OneBeacon. Additionally, OneBeacon owns office facilities in Illinois, Pennsylvania and Oregon. Certain leased and owned OneBeacon office locations have been leased or subleased to Liberty Mutual in connection with the Renewal Rights Agreement for a period of no more than three years. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3. Legal Proceedings

        White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows.

        On December 20, 2002, a jury in Federal District Court in Arkansas returned a verdict against OneBeacon in a case involving a claim by an insurance agent that its agency agreement had been improperly terminated in 1999. The award against OneBeacon consisted of $1.2 million in compensatory damages and $32.6 million in punitive damages. OneBeacon strongly believes there are meritorious grounds for setting aside the verdict and intends to vigorously pursue those matters with the District Court. If necessary, OneBeacon will appeal to the U.S. Court of Appeals for the Eighth Circuit.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by the subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $120 million in damages which they allege represents three years of their lost profits in the subject business. White Mountains, its named subsidiaries and employees do not believe they engaged in any improper or actionable conduct. At present, White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit. In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious. OneBeacon is seeking compensatory damages of $8.8 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them.

        In December 2001, American Centennial filed for arbitration against Gerling Global International Reinsurance Company ("Gerling"), a reinsurer of American Centennial, based on Gerling's failure to pay American Centennial amounts due under a reinsurance contract. At December 31, 2002, American Centennial had recorded $22.6 million in recoverables from Gerling under this reinsurance contract, of which $10.2 million is currently due. Approximately $16.7 million of this obligation is collateralized. Gerling may owe American Centennial significantly greater amounts in the future should additional losses which are covered by the reinsurance contract emerge. Gerling has requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains' acquisition of American Centennial in 1999. White Mountains, American Centennial and their counsel believe that Gerling's claims are meritless and intend to pursue collection of any and all amounts due under the Gerling reinsurance contract.

        In August 2000, Aramarine Brokerage, Inc. ("Aramarine"), a former insurance broker of OneBeacon's, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine. The suit claims $410 million in compensatory damages for lost commissions. OneBeacon does not believe it has engaged in any actionable conduct, has filed a motion for summary judgment and intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to A Vote of Security Holders

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters

        As of March 21, 2003, there were 467 registered holders of Common Shares of the Company, par value $1.00 per share.

        During each of 2002 and 2001 the Company declared and paid cash dividends on Common Shares of $1.00 per Common Share. The Company's dividend payment policy provides for an annual dividend payable in the first quarter of each year, dependent on the Company's financial position and the regularity of its cash flows.

        Common Shares (symbol WTM) are listed on the New York Stock Exchange. The quarterly range of the daily closing price for Common Shares during 2002 and 2001 is presented below:

	2002		2001
	High	Low	High	Low
Quarter ended:
December 31	$334.50	$284.50	$369.99	$330.00
September 30	340.00	285.00	376.00	315.50
June 30	378.00	316.50	391.00	304.01
March 31	352.98	326.50	328.50	290.00

Item 6. Selected Financial Data

        Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2002, follows:

	Year Ended December 31,
Millions, except share and per share amounts
	2002		2001(a)	2000(b)	1999(c)		1998(d)
Income Statement Data:
Revenues	$4,185		$3,234	$851	$548		$366
Expenses	4,066		3,662	493	418		311

Pretax earnings (loss)	119		(428)	358	130		55
Income tax (provision) benefit	(11)		179	(43)	(42)		(20)
Accretion and dividends on preferred stock of subsidiaries	(41)		(23)	—	—		—
Equity in earnings (loss) of unconsolidated affiliates	14		1	(2)	20		16

Net income (loss) from continuing operations	81		(271)	313	108		51
Net income from discontinued operations	—		—	95	13		28
Cumulative effect of changes in accounting principles	660	(l)	—	—	—		—
Extraordinary gains	7		12	—	—		—

Net income (loss)	$748		$(259)	$408	$108		$59

Net income (loss) from continuing operations per share:
Basic	$7.47		$(86.52)	$53.08	$19.25		$8.71
Diluted	$6.80		$(86.52)	$52.84	$17.66		$7.75

Balance Sheet Data:
Total assets	$16,034		$16,610	$3,545	$2,049		$2,164
Short-term debt	33		358	—	4		52
Long-term debt	760		767	96 (e)	203		186
Deferred credits	—	(l)	683(f )	92	101(g	)	37
Convertible preference shares	219		—	—	—		—
Mandatorily redeemable preferred stock of subsidiaries	181		170	—	—		—
Common shareholders' equity(h)	2,408		1,445	1,046	614		703
Book value per share(i)	$254.52		$160.36	$177.07	$103.32		$109.68
Fully converted tangible book value per share(j)	$258.82		$225.81	$187.65	$120.23		$115.11

Share Data:
Cash dividends paid per Common Share	$1.00		$1.00	$1.20	$1.60		$1.60
Ending Common Shares (000's)	8,351		8,245	5,880	5,946		5,829
Ending equivalent Common Shares (000's)(k)	2,455		1,803	81	—		1,002

Ending Common and equivalent Common Shares (000's)	10,806		10,048	5,961	5,946		6,831

(a)
Includes the acquisition of OneBeacon on June 1, 2001 and its results of operations from that date through December 31, 2001. In connection with the Acquisition, White Mountains issued $1,085 million in debt. White Mountains also issued preferred stock of subsidiaries, warrants to acquire Common Shares and Convertible Preference Shares for total proceeds of $758 million.

(b)
Includes the acquisitions of PCA and Risk Capital as well as the gain on the sale of White Mountains Holdings, Inc., which controlled a substantial portion of White Mountains' holdings in Financial Security Holdings, Ltd. ("FSA"), to Dexia S.A. (the "FSA Sale").

(c)
Includes gains resulting from the sale of Valley Group, Inc. ("VGI") and the sale of substantially all the mortgage banking assets of White Mountains Services Corporation.

(d)
Includes the interim period income statement and ending balance sheet of Folksamerica which was initially consolidated by the Company during 1998.

(e)
Reflects a significant repayment of debt by Folksamerica during 2000.

(f)
Deferred credits added during 2001 resulted from the purchase of OneBeacon. See Note 2.

(g)
Deferred credits added during 1999 resulted principally from the purchase of the International American Group.

(h)
Reflects reductions in common shareholders' equity resulting from significant repurchases of Common Shares from 1998 to 1999 and an increase in common shareholders' equity in 2001 resulting from capital raising activities undertaken in connection with the Acquisition. See Note 2. Also reflects an increase in shareholders' equity in 2002 resulting from the recognition of $660 million in net deferred credits as a result of a change in accounting principles. See Note 1.

(i)
Includes the dilutive effects of outstanding options and warrants to acquire Common Shares.

(j)
Book value per share plus unamortized deferred credits less goodwill per Common Share. The 2002 fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent Common Shares.

(k)
Includes outstanding convertible preference shares, options and warrants to acquire Common Shares.

(l)
In accordance with its adoption of Statement of Financial Accounting Standard ("SFAS") No. 141, the Company recognized all of its outstanding deferred credits on January 1, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Within the following discussion, "Investment results" represents comprehensive net income provided by after-tax investment income, realized and unrealized investment gains and losses. "Underwriting results" represents comprehensive net income (losses) provided by after-tax insurance and/or reinsurance results only (i.e., earned premiums and other revenues related to insurance and reinsurance operations less losses and LAE, insurance and reinsurance acquisition expenses and general and administrative expenses). References made to OneBeacon's operations relating to periods prior to the Acquisition have been made solely to illustrate significant trends and changes in OneBeacon's business that have occurred post-Acquisition. White Mountains' reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

        A tabular summary of White Mountains' consolidated financial results for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Millions, except per share amounts
	2002		2001(2)	2000
Total revenues	$4,185.4		$3,234.4	$850.9
Total expenses	4,066.0		3,661.9	492.8
Net income (loss)	748.1		(259.3)	407.9
Comprehensive net income (loss)	950.4		(301.8)	447.6

Diluted net income (loss) per share:	$80.75		$(84.75)	$68.89
Book Value per Common and equivalent Common Share:
Book value per share	$254.52		$160.36	$177.07
Fully converted tangible book value per share	258.82	(1)	225.81	187.65

(1)
Fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent Common Shares.

(2)
Includes OneBeacon's results from June 1, 2001, the date of the Acquisition.

        White Mountains ended 2002 with a fully converted tangible book value per Common Share of $258.82, which represents a 15% increase over the fully converted tangible book value per Common Share of $225.81 as of December 31, 2001 (which includes the recognition of unamortized deferred credit and goodwill balances at that time). Investment gains and improved underwriting results in its insurance and reinsurance subsidiaries contributed to White Mountains' increase in book value and in fully converted tangible book value during 2002. White Mountains' return on equity in 2002 was 15.1% as measured by the Company's growth in its fully converted tangible book value per share plus dividends.

        OneBeacon's results for the year ended December 31, 2002 reflected improvements over 2001 results. Steps taken since June 1, 2001 to improve the business, favorable market conditions and good weather have all contributed to this improvement. OneBeacon's core trade ratio (as defined in the

"Summary of Operations by Segment, OneBeacon, Underwriting Results" section below) improved to 98% for 2002, versus 116% for the year ended December 31, 2001 (which included approximately five points as a result of the terrorist attacks of September 11, 2001, "the Attacks"). OneBeacon's overall trade ratio (which includes business subject to the Renewal Rights Agreement and certain other insurance products) improved to 109% for 2002, versus 120% for the year ended December 31, 2001 (which included approximately three points as a result of the Attacks). White Mountains expects OneBeacon's operations, particularly its core operations, will continue to improve in 2003 as the effects of better pricing, underwriting and claims management continue to emerge and as business subject to the Renewal Rights Agreement continues to be reduced. In 2003, OneBeacon expects to generate an underwriting profit by taking advantage of its strong balance sheet and the hard market which exists in many sectors.

        Folksamerica's statutory combined ratio, as adjusted to include the favorable effects of retroactive reinsurance, improved to 99% for 2002, from 120% for 2001 (which included twelve points of catastrophe losses, including approximately six points as a result of the Attacks). The statutory combined ratio for 2002 included three points of catastrophe losses, mainly due to $9.7 million of additional losses related to the Attacks and $6.6 million of net incurred losses related to European floods during the third quarter of 2002. Aside from the lower level of incurred catastrophe losses, the improvement in Folksamerica's 2002 results is attributable to the continuing positive trends in reinsurance pricing, terms and conditions that began before, and became more dramatic after, the Attacks. White Mountains expects the favorable trends in Folksamerica's operations to continue in 2003 as the effects of better prices, terms and conditions are further reflected in its underwriting results. White Mountains also expects to experience favorable results in 2003 from its other reinsurance operations (consisting of Fund American Re, WMU and its investment in Montpelier) as they continue to develop under favorable market conditions.

        A summary of White Mountains' after-tax comprehensive net income for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Millions
	2002	2001	2000
Underwriting results by segment:
OneBeacon	$(137.3)	$(426.3)	$—
Reinsurance	23.1	(87.3)	(59.6)
Other operations	(29.8)	(27.4)	(1.1)

Consolidated underwriting results	(144.0)	(541.0)	(60.7)
Investment results by segment:
OneBeacon	439.5	220.9	—
Reinsurance	156.5	31.5	64.7
Other operations	(15.1)	19.8	32.0

Consolidated investment results	580.9	272.2	96.7
Holding company and financing activities—other operations	(153.8)	(141.2)	370.2
Recognition of net deferred credits by segment:
Reinsurance	27.2	30.7	19.3
Other operations	640.1	77.5	22.1

Consolidated recognition of net deferred credits	667.3	108.2	41.4
Comprehensive net income (loss) by segment:
OneBeacon	302.2	(205.4)	—
Reinsurance	206.8	(25.1)	24.4
Other operations	441.4	(71.3)	423.2

Consolidated comprehensive net income (loss)	$950.4	$(301.8)	$447.6

I. Summary of Operations By Segment

        White Mountains conducts its operations through three distinct segments: (i) "OneBeacon" (consisting solely of the operations of OneBeacon), (ii) "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and (iii) "Other Operations" (consisting of Peninsula, American Centennial, British Insurance Company, Esurance and the operations of the Company and its intermediate subsidiary holding companies). White Mountains' segment information is presented in Note 13 to the Consolidated Financial Statements. White Mountains manages all of its consolidated investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment results is provided below after the segmented operating results discussion.

OneBeacon

        OneBeacon reported comprehensive net income of $302.2 million for the year ended December 31, 2002, consisting of $439.5 million of comprehensive net income from investment results, offset by a net underwriting loss of $137.3 million. OneBeacon's comprehensive net loss was $205.4 million for the seven months ended December 31, 2001, which consisted of a net underwriting loss of $426.3 million, offset by $220.9 million in comprehensive net income from investment results.

  Underwriting Results

        The following tables provide the underwriting results of OneBeacon's four underwriting sub-segments for the twelve months ended December 31, 2002 and for the seven months ended December 31, 2001:

	OneBeacon
Twelve Months Ended December 31, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$1,092.1	$454.6	$284.1	$1,830.8	$692.0	$2,522.8

Earned insurance premiums	$1,015.5	$527.4	$253.4	$1,796.3	$1,074.6	$2,870.9
Loss and LAE	(714.3)	(351.9)	(143.3)	(1,209.5)	(921.8)	(2,131.3)
Insurance acquisition expenses	(160.4)	(75.2)	(67.6)	(303.2)	(325.9)	(629.1)
Other underwriting expenses	(103.5)	(72.2)	(28.2)	(203.9)	(120.0)	(323.9)

Net pre-tax underwriting gain (loss)	$37.3	$28.1	$14.3	$79.7	$(293.1)	$(213.4)
Income tax benefit from underwriting results						76.1

Comprehensive net loss from underwriting						$(137.3)

	OneBeacon
Seven Months Ended December 31, 2001 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$513.2	$358.0	$139.8	$1,011.0	$867.2	$1,878.2

Earned insurance premiums	$521.5	$427.5	$127.0	$1,076.0	$1,132.2	$2,208.2
Loss and LAE	(444.7)	(449.6)	(79.9)	(974.2)	(1,099.6)	(2,073.8)
Insurance acquisition expenses	(87.5)	(77.8)	(26.3)	(191.6)	(211.6)	(403.2)
Other underwriting expenses	(53.1)	(100.6)	(16.0)	(169.7)	(238.8)	(408.5)

Net pre-tax underwriting gain (loss)	$(63.8)	$(200.5)	$4.8	$(259.5)	$(417.8)	$(677.3)
Income tax benefit from underwriting results						251.0

Comprehensive net loss from underwriting						$(426.3)

        The following tables provide OneBeacon's trade ratios for the twelve months ended December 31, 2002 and comparative trade ratios for the twelve months ended December 31, 2001.

	OneBeacon
Twelve Months Ended December 31, 2002	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Trade Ratios(a),(b):
Loss and LAE	69%	67%	57%	66%	86%	74%
Expense	29%	36%	33%	32%	40%	35%

Total	98%	103%	90%	98%	126%	109%

	OneBeacon
Twelve Months Ended December 31, 2001	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Trade Ratios (a),(b):
Loss and LAE	84%	92%	64%	85%	90%	88%
Expense	26%	35%	35%	31%	34%	32%

Total	110%	127%	99%	116%	124%	120%

(a)
The trade ratio is a modified statutory combined ratio. A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to written premiums (the "expense ratio"). In calculating OneBeacon's trade ratio, the expense ratio is modified by dividing certain other underwriting expenses, including general and administrative expenses, by earned premiums rather than written premiums. OneBeacon believes that the trade ratio is the best measure of the underwriting performance of its business because it relates the elements of the expense ratio relating to the cost of producing the business to written premiums and the elements relating to the cost of operating the business to earned premiums. For purposes of the trade ratio, fees earned by AutoOne Insurance, OneBeacon's limited assignment distribution business in New York, have been reflected as a reduction of net loss and LAE incurred. Statutory accounting principles reflect such fees as a reduction of general and administrative expenses.

(b)
A GAAP combined ratio is calculated by adding (i) the loss and LAE ratio and (ii) the ratio of acquisition and other expenses to earned premiums. The GAAP combined ratio differs from the trade ratio in the expense ratio calculation. The GAAP combined ratio measures all expenses to earned premiums whereas the trade ratio measures acquisition costs to written premiums. Additionally, GAAP results record fees earned by AutoOne Insurance as premiums as compared to reduction of net loss and LAE incurred for trade ratio purposes. The GAAP combined ratio also reflects differences between statutory accounting principles and GAAP, such as in accounting for deferred acquisition costs, pensions and post-retirement benefits and certain purchase accounting adjustments. Also, during 2002, GAAP curtailment gains on OneBeacon's pension and retiree health care plans are not included in the trade ratio. OneBeacon's total GAAP combined ratio for the years ended December 31, 2002 and 2001 was 107% and 123%, respectively.

        OneBeacon's underwriting results for the year ended December 31, 2002 improved from those for the seven months after the date of the Acquisition. Improved pricing and other market conditions, mild weather and actions taken since the Acquisition have contributed to the improvements. Additionally, OneBeacon shifted its commercial lines business mix away from historically less profitable lines, such as workers compensation and its contractors book within commercial multiple peril. Workers compensation represented 14% of OneBeacon's total commercial lines net written premiums in 2002, down from 20% in 2001. OneBeacon's contractors book represented 17% of total commercial multiple peril lines net written premiums in 2002, down from 21% in 2001. Regional premium writings declined further during 2002 as the book continued to be repositioned for improved profitability. Concentrations of value in New York City, other urban areas and the Atlantic seacoast were decreased to reduce OneBeacon's exposure to terrorism and coastal wind damage. Specialty and AutoOne Insurance premium writings grew and are expected to continue to grow in 2003. The trade ratio for core operations was 98% for the year ended December 31, 2002 compared to 116% for all of 2001. Net written premiums and earned premiums for core operations were both $1.8 billion for the year ended 2002 and $1.8 billion and $1.9 billion, respectively, for all of 2001, as price increases were offset by reductions in volume necessary to re-underwrite the book and reduce exposure to catastrophe claims.

        OneBeacon's total trade ratio, including non-core business, was 109% for the year ended December 31, 2002 compared to 120% for all of 2001. Net written premiums and earned premiums on OneBeacon's total business were down to $2.5 billion and $2.9 billion, respectively, in 2002 from $3.5 billion and $3.9 billion, respectively, for all of 2001, as premiums from non-core operations continued to run-off.

        Loss and LAE totalled $2.1 billion for both the year ended December 31, 2002 and for the seven months ended December 31, 2001. A full year over year comparison showed a decrease of $1.4 billion from $3.5 billion in 2001, which is primarily due to the drop in business volume resulting from the Renewal Rights Agreement. Loss and LAE for 2002 included $57.4 million of reserve strengthening recorded during the fourth quarter of 2002 after OneBeacon completed a detailed study on its non-asbestos and environmental reserves. As previously described, OneBeacon has A&E coverage under the NICO Cover. Management believes the NICO Cover will be adequate to cover all of its A&E obligations. Reserves for accident years 2000 and prior were increased by $97.4 million, while reserves for accident year 2001 were reduced by $40.0 million. Reserve increases for 2000 and prior accident years primarily relate to increases in reserves for workers compensation coverages reduced by decreases in reserves for unallocated LAE. Workers compensation reserves for accident years 2000 and prior (primarily 2000, 1999 and 1998) increased $155.3 million (on reserves of $1.2 billion as of December 31, 2001).

        The 2002 reserve increases related primarily to a continuing unfavorable trend of increases in workers compensation medical claims and indemnity costs. Based on a study provided by the National Council on Compensation Insurance ("NCCI"), a not-for-profit rating, statistical and data management services organization and a significant source for workers compensation data, medical claims costs rose an average of 14% during 2002, compared with an average of 12% during 2001. Increases of this magnitude were not expected when setting 2001 reserves. Average workers compensation indemnity costs rose 11% during 2002 compared with an increase of 9% during 2001. Decreases in reserves for unallocated LAE resulted from completion of an activity-based-cost study which indicated future claim servicing costs were less than originally projected. This decrease primarily related to multiple peril and general liability coverages. The reduction in reserves for accident year 2001 was due in large part to favorable development on property losses from the Attacks.

        During the fourth quarter of 2001, OneBeacon increased net reserves for prior accident years by $64.6 million ($426.0 million before recoveries of approximately $361.4 million under the General Reinsurance Cover). These increases in net reserves related to long-tail lines of business, primarily for accident years 1998 through 2000. Reserve increases before recoveries under the General Reinsurance Cover were primarily from $205.4 million for workers compensation (on reserves as of December 31, 2000 of $998.2 million), $34.0 million for general liability (on reserves as of December 31, 2000 of $1.2 billion), $152.2 million for multiple peril (on reserves as of December 31, 2000 of $1.3 billion) and $58.9 million for commercial automobile liability (on reserves as of December 31, 2000 of $676.1 million). As further described in Amendment No. 3 to Form S-3 (filed March 14, 2003), these increases in reserves reflected the impact of external factors as well as OneBeacon-specific factors. External factors included the emergence of construction defect losses, medical inflation, a general deterioration in market pricing, terms and conditions, adverse judicial rulings and higher-than-anticipated legal costs.

These external factors were also experienced throughout the property and casualty insurance industry as evidenced by adverse development reported since 2000 by other property and casualty insurers. A significant portion of the 2001 reserve increases is attributable OneBeacon-specific factors including changes in the mix of business written by General Accident and, to a lesser extent, Commercial Union during the mid-1990s that along with being adversely impacted by external factors, in hindsight, was poorly written and priced. White Mountains has taken significant actions with respect to OneBeacon since it completed the Acquisition including (1) shedding non-core businesses through the Renewal Rights Agreement, (2) increasing prices, (3) reevaluating the risks, terms and conditions associated with renewing certain policies (and in appropriate cases declining to issue a renewal policy), (4) eliminating unprofitable products, accounts and agents, (5) improving the claims adjudication, settlement administration and processing functions and (6) improving management information systems and deploying new technology to contribute to process improvement and overall results. See "Loss and Loss Adjustment Expense Reserves" within the "ONEBEACON" section of Item 1 of this report.

        Insurance acquisition expenses, which consist primarily of commission expenses, totalled $629.1 million for the year ended December 31, 2002. For the seven months ended December 31, 2001, insurance acquisition expenses totalled $403.2 million. A full year over year comparison showed a decrease of $124.9 million from $754.0 million in 2001, which is principally due to the decrease in business volume resulting from the Renewal Rights Agreement. General and administrative expenses totalled $323.9 million for the year ended December 31, 2002. For the seven months ended December 31, 2001, general and administrative expenses totalled $408.5 million. A full year over year comparison showed a decrease of $282.2 million from $606.1 million in 2001.

        Recurring general and administrative expenses did not decrease proportionately to the reduction in OneBeacon's premiums in 2002, as the costs related to overhead and other administrative functions which previously supported the book of business transferred to Liberty Mutual are being reduced more slowly than the corresponding premium volume. General and administrative expenses for 2003 will eventually reflect the elimination of overhead functions that will no longer be needed to support the business transferred to Liberty Mutual. Management expects that its general and administrative expenses will continue to decrease in 2003 as it takes further cost reduction initiatives. During 2002, OneBeacon's cost-reduction initiatives included the curtailment of its pension and retiree medical plan and a reduction in costs related to headcount, excluding costs relating to new operations such as AutoOne Insurance and OBPP. As a result of the curtailment of OneBeacon's pension plan and retiree health benefits, general and administrative expenses in 2002 include a pre-tax gain of $35.1 million. Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan, which is a OneBeacon-funded, qualified retirement plan. Management believes that its employee benefits plans are now aligned with the interests of White Mountains' shareholders, as its plans are now performance oriented, not entitlement oriented.

  Core Underwriting Results

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement and certain other insurance operations.

  Personal Lines.

        OneBeacon writes the majority of its personal business in New York, Massachusetts, New Jersey and Maine. New York, Massachusetts and New Jersey are all states with difficult automobile regulatory environments and significant involuntary market loads. A dedicated staff with expertise in the unique regulatory aspects of each state manages each business.

        Throughout its personal lines business, OneBeacon has focused on improving its underwriting results. OneBeacon improved premium adequacy in 2002 through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. As a result, OneBeacon achieved price increases of 19% and 22% in automobile and homeowners, respectively, during 2002, compared with increases of 4% and 7% in 2001. OneBeacon's mix of personal lines products for automobile, homeowners and Custom-Pac products was 62%, 18% and 15%, respectively, of personal lines net written premium for 2002, compared with 61%, 16% and 15% for all of 2001. OneBeacon's personal lines written premium volume from core operations for 2002 increased 27% as compared to all of 2001 due primarily to new business produced by AutoOne Insurance. Excluding AutoOne Insurance written premium and LAD servicing fees, written premium volume decreased 9% from written premium for all of 2001. This decrease is due to actions to reduce exposure to windstorms on property located in coastal areas, a decision to reduce exposure to the private passenger automobile business in Massachusetts due to unfavorable market conditions and the formation of a reciprocal insurance carrier in New Jersey. In 2003, personal lines written premium relating to the private passenger automobile business in New Jersey will continue to decline due to the transfer of OneBeacon's business to a newly formed reciprocal carrier, New Jersey Skylands Insurance Association (see "New Jersey Skylands" within the "ONEBEACON" section of Item 1 of this report).

        AutoOne Insurance, a division of OneBeacon, became a limited assignment distribution carrier in late 2001 in order to capitalize on significant market opportunities created by the growth of the NYAIP. During 2002, AutoOne Insurance wrote premiums and billed LAD fees of approximately $203 million for policies written for third parties. AutoOne Insurance has completed its LAD contracting for 2003, with 21 third parties committed for approximately $162 million of NYAIP quota premium and LAD fees. The Automobile Insurance Plans Service Office ("AIPSO"), a management organization and service provider for various insurance industry groups, has projected that total NYAIP quota premiums for 2003 will be relatively flat compared to 2002 at between $1.1 billion and $1.2 billion. Rate increases implemented in the NYAIP program during 2002, along with overall improved loss ratios due to changes in plan mix (a higher percentage of standard risks flowing into the assigned risk pool) associated with growth in NYAIP volume, have led to better pricing and resulted in a decrease in the average LAD fee for contracts covering the 2003 year. Such decreases in LAD fees were expected and management believes that the margins in the program remain adequate for the coming year and that underwriting results will remain acceptable.

  Commercial Lines.

        Commercial lines underwriting results significantly improved in 2002 due to the positive impact of underwriting and pricing initiatives as well as good weather. However, they fell short of OneBeacon's target due to the effects of large losses and a significant decrease in OneBeacon's premium base. Premium written for 2002 decreased 33% from all of 2001 primarily due to actions to reduce the concentration of risks subject to terrorism exposure, as well as continued efforts to re-underwrite the commercial book, terminate underperforming accounts and agencies and tighten credit terms toward market standards. 2001's trade ratio includes approximately 13 points of losses attributable to the Attacks. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 52%, 29% and 14% of OneBeacon's commercial lines net written premium for 2002, compared with 46%, 22% and 20% during all of 2001. Price increases of 21% were achieved for business written during 2002 as compared to 16% for all of 2001.

  Specialty Lines.

        Overall underwriting results for specialty businesses were excellent with written premiums growing due to rate increases, favorable weather conditions, high renewal retentions and new business. During

2002, OneBeacon wrote Specialty lines premiums of $284.1 million, a 28% increase as compared to $221.6 million written during all of 2001. The 2002 written premium includes $109.0 million from IMU and $103.0 million from Agri, representing 18% and 11% increases in written premium, respectively, as compared to all of 2001. Specialty lines written premium also includes $28.7 million of new written premiums during 2002 from D&O, professional liability and medical provider excess markets coverages written by OBPP, which commenced operations in February 2002.

  Non-core Underwriting Results

        Results for OneBeacon's non-core businesses during 2002 were worse than expected. Written premiums decreased to $692.0 million in 2002, from $1.7 billion for all of 2001, generating a pre-tax underwriting loss of $293.1 million for 2002. For the seven months ended December 31, 2001, non-core business generated a pre-tax underwriting loss of $417.8 million.

        Non-core operations include the results of business subject to the reinsurance provisions of the Renewal Rights Agreement. For 2002, written premiums on business subject to the Renewal Rights Agreement decreased to $496.7 million from $1.4 billion for all of 2001. In 2002, OneBeacon also recognized a $22.8 million pretax write-off of deferred acquisition costs associated with its business subject to the Renewal Rights Agreement.

        In accordance with the Renewal Rights Agreement, a reinsurance agreement pro-rates results so that OneBeacon assumed approximately two-thirds of the operating results and cash flows from renewals through October 31, 2002 and assumes approximately one-third of the operating results and cash flows from renewals from November 1, 2002 to October 31, 2003. Beyond November 1, 2003, net written premiums from business subject to the Renewal Rights Agreement will be nil, although OneBeacon has an option to assume 10% of all of Liberty Mutual's regional agency markets business for the years 2004 to 2006 on a pari passu basis with Liberty Mutual. In addition, OneBeacon will receive commissions of 3% of written premiums on policies transferred to Liberty Mutual that are renewed in the year after the Renewal Rights Agreement expires.

        The Renewal Rights Agreement was undertaken so that OneBeacon could exit a substantial portion of its non-core businesses and further strengthen and focus on its core commercial and personal lines located in the Northeast and its core specialty operations where it historically had better operating results. The underwriting performance of the business subject to the Renewal Rights Agreement historically had, and for the remainder of the Renewal Rights Agreement is expected to continue to have, a higher relative underwriting loss than that of OneBeacon's core businesses. Therefore, although OneBeacon's premium levels have declined, and are expected to continue to decline, as a result of the Renewal Rights Agreement, OneBeacon's future results of operations and financial position are expected to improve from what OneBeacon would have expected had the agreement not been executed.

        Liberty Mutual has control over a variety of factors which could impact the underwriting performance of Renewal Rights Agreement business, such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Management believes Liberty Mutual has done an acceptable job in each of these areas except for the handling of pre-November 1, 2001 claims. Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement and is responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which have renewed in those regions since that date. Service agreements were put in place in connection with the Renewal Rights Agreement, through which Liberty Mutual became a TPA for those claims. Upon review of claims information during the third and fourth quarters of 2002, OneBeacon's management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management has begun a process to directly handle more of those claims related to policies written prior to the Renewal Rights Agreement and expects that substantially all such claims will be handled directly by OneBeacon by the end of 2003.

Reinsurance

  Folksamerica.

        Folksamerica reported comprehensive net income of $106.3 million for 2002, consisting of $75.2 million of comprehensive net income from investment results, a net underwriting gain of $3.9 million and $27.2 million from the recognition of net deferred credits. Folksamerica reported a comprehensive net loss of $25.5 million for 2001, which consisted of a net underwriting loss of $86.4 million, offset by $33.2 million in comprehensive net income from investment results and $27.7 million from the recognition of net deferred credits. Folksamerica reported comprehensive net income of $24.4 million for 2000, which consisted of $64.7 million in comprehensive net income from investment results and $19.3 million from the recognition of net deferred credits, offset by a net underwriting loss of $59.6 million.

  Underwriting Results

        A summary of Folksamerica's underwriting results for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Dollars in millions
	2002	2001	2000
Net written premiums by line of business:
Liability	$381.6	$310.6	$208.4
Property	205.3	93.5	91.6
Accident and Health	68.1	25.1	26.4
Other	23.7	29.7	6.2

Net written premiums	$678.7	$458.9	$332.6

Earned premiums	620.5	421.5	312.5
Other revenues	11.7	3.2	.9
Losses and LAE	(431.9)	(385.0)	(271.2)
Reinsurance acquisition expenses(1)	(147.5)	(124.6)	(98.0)
General and administrative expenses	(52.2)	(44.0)	(30.0)
Interest expense	(2.0)	(.4)	(8.2)

Pre-tax net underwriting loss	(1.4)	$(129.3)	$(94.0)
Income tax benefit on underwriting results	5.3	42.9	34.4

Comprehensive net income (loss) from underwriting results	$3.9	$(86.4)	$(59.6)

Statutory combined ratios(2):
Loss and LAE ratio	74%	91%	88%
Expense ratio	29	34	38

Statutory combined ratio	103%	125%	126%
Effects of retroactive reinsurance and acquisition protection(3)	(4)	(5)	(9)

Adjusted statutory combined ratio	99%	120%	117%

(1)
The 2002 reinsurance acquisition expenses exclude $7.9 million in intra-segment commissions paid to WMU and $4.6 million in inter- segment commissions paid to Esurance, all of which are eliminated in White Mountains' consolidated results.

(2)
A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to written premiums (the "expense ratio").

(3)
Folksamerica's statutory combined ratios do not take into account the full favorable impact of the retroactive coverage provided by the Imagine Cover or the indemnification of losses associated with certain of Folksamerica's acquisitions in recent years. The reinsurance benefit recorded in its statutory financial statements on recoverables for adverse development on prior years' reserves is not included in Folksamerica's statutory combined ratio under statutory accounting principles; however, adverse development on reserves covered under this contract is required to be included in its statutory combined ratio. Folksamerica believes that the adjusted statutory combined ratio is a better measure of the full economic impact of its reinsurance results.

        Folksamerica's comprehensive net income from underwriting results of $3.9 million for 2002 was an improvement of $90.3 million over the comprehensive net loss from underwriting results of $86.4 million for 2001. Folksamerica's financial results improved during 2002 and are expected to continue to improve in 2003 as the effects of favorable reinsurance conditions are recognized in underwriting results. In 2002, Folksamerica experienced significant rate increases and improved terms across virtually all lines of business written.

        Folksamerica's gross and net written premiums were $965.3 million and $678.7 million for 2002, respectively, representing an approximately 50% and 48% increase over 2001. The increase was due to increased pricing on Folksamerica's expiring and renewed contracts, increased shares on renewed contacts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. White Mountains expects this trend to continue for the foreseeable future, particularly considering the announced withdrawal from the market of several reinsurers and the potential effect of negative rating agency actions in regard to certain other reinsurers in the last several months. Also, contributing to the increase in net written premiums was Folksamerica's new relationship with WMU, which has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under a new quota share agreement, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all its short-tailed, non-casualty excess of loss business to Olympus. Folksamerica also receives an override commission on all premiums ceded to Olympus. The additional capacity provided by the quota share relationship with Olympus and the $400 million cash contribution it received from OneBeacon in December 2001 enhanced Folksamerica's ability to provide significant reinsurance capacity in 2002, a period of strengthening prices. Folksamerica's significant increase in premiums for 2001 versus 2000 was primarily attributable to additional writings across most lines in response to improved terms and conditions in the overall reinsurance market.

        Folksamerica's 2002 losses and LAE include $6.6 million, net of reinstatement premiums, related to European Floods during the third quarter of 2002 as well as $9.7 million of additional losses related to the Attacks. These catastrophe losses accounted for 3 points of Folksamerica's adjusted statutory combined ratio of 99% for 2002. Folksamerica's 2002 comprehensive net income from underwriting also includes $11.7 million of other revenues, of which $7.3 million related to the take down of certain accruals established in connection with its acquisition of PCA. Folksamerica's losses and LAE for 2002 included $17.0 million related to prior accident years. This prior year development consisted primarily of (i) additional losses of $9.7 million relating to the Attacks, (ii) additional losses of $7.3 million from aviation insurance coverage, in relation to the Risk Capital business, (iii) reserve additions relating to asbestos and environmental losses of $11.4 million, (iv) $3.5 million of adverse development relating to the remaining business from the USF Re acquisition, offset by (v) $17.0 million of net income recorded during the first quarter from the reversal of an allowance for doubtful reinsurance recoveries related to PCA. These losses, with exception of the those relating to the Attacks, are covered under the Imagine Cover, and were partially offset by amortization of the deferred gain related to retroactive reinsurance (see below).

        During 2001, Folksamerica recorded gross losses from the Attacks of approximately $104.0 million, or approximately $25.0 million net of reinsurance recoverables and reinstatement costs. This loss represented approximately six points of its 2001 statutory combined ratio. Folksamerica also established a reserve of $5.0 million for Enron-related surety exposures in 2001.

        Folksamerica's 2001 losses and LAE included $25.0 million in losses related to prior accident years representing (i) higher than expected reported losses in Folksamerica's property excess line and (ii) an increase in reserves related to losses arising from the portfolios acquired from the USF Re and Risk Capital. Folksamerica's losses and LAE for 2000 included $22.9 million related principally to prior accident years representing losses arising from the portfolios acquired with USF Re and Risk Capital, nearly all of which was covered under the Imagine Cover described below.

        Folksamerica's underwriting results do not take into account the full favorable impact of the retroactive coverage provided by the Imagine Cover or the indemnification of losses associated with certain of Folksamerica's acquisitions in recent years. The reinsurance benefit recorded on recoverables for adverse development on prior years' reserves are deferred and recognized into income over the expected settlement period of the underlying claims. The reinsurance benefits obtained from this contract totaled $21.7 million and $22.2 million for 2002 and 2001, respectively. The adverse loss development ceded under the retroactive reinsurance agreement in 2002 included A&E losses of $11.4 million and losses relating to the business acquired with Risk Capital of $7.3 million. There is approximately $9.9 million of coverage remaining under this contract.

  Montpelier.

        As of December 31, 2002, White Mountains' investment in Montpelier consists of common shares, which are accounted for under the equity method, and warrants to acquire additional common shares at a fixed price, which are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of December 31, 2002. Pre-tax amounts recorded by White Mountains relating to its investment in Montpelier as of and for the periods ended December 31, 2002 and 2001 follow:

Millions	Common Shares	Warrants	Total
Original cost of White Mountains' investment in Montpelier as of December 6, 2001	$180.0	$—	$180.0
Equity in loss from Montpelier common shares	(3.0)	—	(3.0)
Equity in net unrealized investment gains from Montpelier's investment portfolio	.4	—	.4

White Mountains' investment in Montpelier as of December 31, 2001	$177.4	$—	$177.4
Realized gains from Montpelier warrants	$—	$58.0	$58.0
Equity in earnings from Montpelier common shares	30.7	—	30.7
Equity in net unrealized investment gains from Montpelier's investment portfolio	5.7	—	5.7

White Mountains' investment in Montpelier as of December 31, 2002	$213.8	$58.0	$271.8

Fair Value of White Mountains' investment in Montpelier as of December 31, 2002	$311.0	$58.0	$369.0

        As of December 31, 2002, Montpelier's shareholders' equity totalled approximately $1.3 billion versus $860.7 million as of December 31, 2001. Montpelier wrote net premiums of $565.9 million for 2002. Earned premiums totalled $329.9 million for 2002.

        During 2002, Montpelier reported net income of $152.0 million, with comprehensive net income of $185.7 million. Montpelier's 2002 reported return on equity on a diluted basis was 18% and its GAAP combined ratio was 67%.

        A large portion of Montpelier's business is global specialty property reinsurance which has large aggregate exposures to natural and man-made disasters. As such, management expects that Montpelier's claim experience from this business will be the result of relatively few claims of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, Montpelier's financial condition and results and their ability to write new business.

  WMU.

        WMU generated comprehensive net income of $24.7 million for 2002. WMU receives management fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. During 2002, WMU placed $120.2 million in written premiums with Olympus and recorded $14.4 million and $21.3 million of management fees and profit commissions from Olympus. WMU generated a net loss of $.3 million for 2001, representing start-up costs in its first month of operations.

  Fund American Re.

        Fund American Re reported a comprehensive net loss of $5.8 million for 2002, consisting of a net underwriting loss of $6.1 million, offset by a net investment return of $.3 million. Fund American Re's 2002 underwriting results were primarily comprised of $55.3 million of earned premiums ($62.5 million written) offset by loss and LAE of $46.9 million (includes $3.7 million of incurred losses related to European floods during the third quarter of 2002), acquisition expenses of $13.6 million and general and administrative expenses of $6.8 million. Fund American Re's underwriting results also includes $4.6 million in service fee revenues and $1.6 million in adverse development losses related to contracts acquired as part of Fund American Re's purchase of the international reinsurance operations of Folksam International in December 2001. Under terms of a note issued to Folksam in connection with the purchase, Fund American Re was able to reduce the face value of that note during 2002 by the $1.6 million in adverse loss development, with a corresponding amount recorded as other revenues. At December 31, 2002, the remaining balance on the note was $1.7 million.

        Fund American Re reported comprehensive net income of $2.4 million for 2001, consisting of a net underwriting loss of $.6 million and a $3.0 million extraordinary gain on the purchase of the net assets of Folksam in December 2001.

Other Operations

        White Mountains' other operations are comprised of the Company, the International American Group, Esurance and the Company's intermediate holding companies. A summary of White Mountains'

after-tax comprehensive net income from its other operations for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Millions
	2002	2001	2000
Underwriting results	$(29.8)	$(27.4)	$(1.1)
Investment results	(15.1)	19.8	32.0
Holding company and financing activities	(153.8)	(141.2)	370.2
Recognition of net deferred credits	640.1	77.5	22.1

Comprehensive net income (loss) from other operations	$441.4	$(71.3)	$423.2

  Underwriting Results.

        Comprehensive net losses from underwriting results for 2002 and 2001 primarily consist of Esurance's after-tax underwriting losses during its start up and development stage of $19.5 million and $15.2 million, respectively, and after-tax underwriting losses at the International American Group of $10.3 million and $12.2 million, respectively.

        During 2002, substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains. The underwriting results of this business are included in the underwriting unit that ultimately retains the risk under the policies written through Esurance. The following table summarizes Esurance's results on an enterprise-wide basis (i.e., including the underwriting results of business written within the OneBeacon and Reinsurance segments):

	Year Ended December 31,
Millions
	2002	2001
Net written premiums	$52.6	$17.4

Earned premiums	40.8	13.3
Other revenues	1.6	.3
Losses and LAE	(36.7)	(13.7)
Acquisition expenses	(13.8)	(8.7)
General and administrative expenses	(18.2)	(13.8)

Pre-tax net underwriting loss	(26.3)	$(22.6)
Income tax benefit from underwriting results	9.2	7.9

Comprehensive net loss from underwriting results of Esurance	$(17.1)	$(14.7)

  Holding Company and Financing Activities.

        White Mountains' capital raising and capital allocation activities are principally conducted through the Company and its intermediate holding companies. In this regard, the results of its holding company and financing activities primarily relate to financing activities and purchase accounting adjustments relating to the Acquisition, gains and losses recognized from the purchase and sale of certain of the Company's subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

        White Mountains' holding companies recorded $39.2 million of other revenues during 2002, which consisted primarily of (i) gains from sales of certain real estate assets that had previously been written-off as part of purchase accounting for the Acquisition and (ii) interest income recorded on amounts due resulting from Internal Revenue Service examinations which were finalized during the period. White Mountains' holding companies recorded other revenues of $25.6 million during 2001, which consisted primarily of net gains on the sales of certain insurance subsidiaries and net gains on sales of certain real estate assets that had previously been written-off as part of purchase accounting for the Acquisition. White Mountains holding companies recorded other revenue during 2000 of $386.3 million, which consisted almost entirely of the gain resulting from the FSA Sale.

        Interest expense at White Mountains' holding companies totalled $69.8 million for 2002 versus $45.3 million for 2001 and $7.9 million for 2000. The increase in interest expense from 2001 to 2002 resulted from the effect of a full twelve months of borrowings outstanding under the Bank Facility as opposed to only seven months in 2001. Interest expense from the Seller Note increased from $10.3 million in 2001 to $12.3 million in 2002 as declining interest rates partially offset the effect of four additional months of interest in 2002. The increase in interest expense from 2000 to 2001 resulted from borrowings under the Bank Facility and the Seller Note which were undertaken on June 1, 2001, offset slightly by reduced interest expense resulting from the Debt Tender and the Debt Escrow transactions (described below). White Mountains has entered into various interest rate swap agreements which were undertaken to achieve a fixed interest rate on a portion of the Bank Facility. The swap program resulted in a weighted average fixed rate of 7.1% on $700.0 million of its total borrowings under the Bank Facility.

        In connection with purchase accounting for the Acquisition, White Mountains was required to discount OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's balance sheet at June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period that the claims are expected to be settled. As a result, White Mountains recognized $79.8 million and $56.0 million of accretion to loss and LAE reserves during 2002 and 2001, respectively. White Mountains will accrete the remaining $164.2 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the Acquisition.

        Other holding company expenses consisted primarily of share-based compensation expenses of holding company employees, including performance shares, options to acquire Common Shares ("Options") and restricted Common Shares ("Restricted Shares"). See "Share-Based Compensation" on page 59.

        On June 1, 2001, Berkshire purchased from the Company, for $75.0 million in cash, warrants (the "Warrants") to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. Of the total Warrants purchased by Berkshire, Warrants to purchase 1,170,000 Common Shares (the "Series A Warrants") were immediately exercisable and Warrants to purchase 544,285 Common Shares (the "Series B Warrants") became exercisable upon shareholder approval at the 2001 Annual Meeting. Share appreciation expense for Series B Warrants of $58.8 million was recorded during 2001 representing an increase in the value of Common Shares during the period in which the Series B Warrants were not exercisable by Berkshire. Upon shareholder approval at the August 23, 2001 Annual Meeting, the Series B Warrants were reclassified to common shareholders' equity.

        In April 2001, the Company completed a tender offer and consent solicitation for $96.3 million in outstanding medium-term notes (the "Debt Tender"), which facilitated the Acquisition by amending the indenture governing its medium-term notes ("the "Notes"). Pursuant to the Debt Tender, the Company repurchased and retired $90.9 million of its Notes and subsequently prepaid, through a fully-funded irrevocable escrow arrangement (the "Debt Escrow"), the balance of the Notes. The Company recorded a $4.8 million extraordinary loss on extinguishment of debt in connection with the Debt Tender and the Debt Escrow during 2001.

        Net income of $95.0 million from discontinued operations was recorded during 2000 related to a tax reserve release associated with the sale of Fireman's Fund Insurance Company ("Fireman's Fund") in 1991.

II. Investment Results.

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. A breakdown of White Mountains' consolidated investment results for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Millions
	2002	2001	2000
Net investment income	$352.7	$284.5	$85.9
Net realized investment gains (losses)	156.0	173.1	(8.8)

Pre-tax investment income and realized gains (losses)	508.7	457.6	77.1
Income taxes on investment income and realized gains (losses)	(144.1)	(143.3)	(18.0)
After-tax unrealized investment gains (losses)	202.3	(42.5)	39.7
After-tax equity in earnings (loss) of unconsolidated affiliates	14.0	.4	(2.1)

Comprehensive net income from investments	$580.9	$272.2	$96.7

Overview

        White Mountains' investment philosophy is to invest all assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income, realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of December 31, 2002 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

        A breakdown of White Mountains' investment portfolio as of December 31, 2002 and 2001 follows:

	December 31,
Millions
	2002		2001
Fixed maturity investments	$6,669.1	75%	$6,128.3	68%
Short-term investments	1,790.6	20	2,545.8	28
Common equity securities	275.0	3	173.6	2
Other investments	164.7	2	158.0	2

Total investments	$8,899.4	100%	$9,005.7	100%

        White Mountains' fixed maturity portfolio avoided the significant credit problems experienced throughout the public markets during 2002. As of December 31, 2002, the duration of the fixed maturity portfolio, including short-term investments, was approximately 3.4 years. During 2002, OneBeacon began to purchase a modest amount of common equity securities and convertible securities, primarily in the electric utility industry.

        Under current market conditions, WM Advisors has been gradually accumulating value equities in response to a fairly valued stock market, and gradually shortening White Mountains' fixed maturity portfolio in response to historically low rates.

Results

        White Mountains was pleased with its overall investment results during 2002. White Mountains' fixed maturity portfolios achieved returns while avoiding credit problems and its investments in common equities generated gains for the year despite large losses generally experienced in the U.S. markets. White Mountains' total portfolio provided a pre-tax return of 11.4% during 2002 (valuing White Mountains' equity investment in Montpelier's common shares at quoted market value and excluding interest rate swap contracts) compared to 6.5% in 2001 and 8.9% in 2000.

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. The significant increase in investment income from 2001 to 2002 was due primarily to the inclusion of a full year of investment income generated by OneBeacon's assets in the 2002 results as compared to the seven months of OneBeacon's post-Acquisition investment activity included in the 2001 results.

        White Mountains recorded $156.0 million of realized investment gains during 2002, compared to $173.1 million during 2001, principally from sales of fixed maturity investments during both periods. During 2002, the Company recognized a $58.0 million gain on its Montpelier warrants in its GAAP financial statements. It recognized a $47.4 million loss related to its interest rate swap agreements due to the decrease in market interest rates during the year. During 2001, White Mountains sold a large portion of its fixed maturity investment portfolio, including its portfolio of mortgage-backed securities, and subsequently reinvested the proceeds in fixed maturity and short-term investments.

        During 2002, White Mountains' net increase in after-tax unrealized investment gains was principally the result of significant decreases in market interest rates. During 2001, the net decrease in after-tax net unrealized gains for investments resulted principally from the realization of gains as a result of White Mountains's sale of a large portion of its fixed maturity investment portfolio.

Other-than-temporary Impairment

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2002 (excluding short-term investments):

	December 31, 2002
Dollars in Millions	0–6 Months	6–12 Months	Greater Than 12 Months	Total
Fixed Maturity Investments:
Number of positions	77	11	25	113
Market value	$423.1	$22.5	$13.5	$459.1
Amortized cost	$442.5	$22.7	$15.2	$480.4
Unrealized loss	$(19.4)	$(.2)	$(1.7)	$(21.3)

Common Equity Securities:
Number of positions	48	2	1	51
Market value	$119.0	$.6	$.3	$119.9
Amortized cost	$139.8	$.7	$.4	$140.9
Unrealized loss	$(20.8)	$(.1)	$(.1)	$(21.0)

Other Investments:
Number of positions	4	2	6	12
Market value	$5.5	$5.8	$6.8	$18.1
Amortized cost	$6.5	$6.9	$10.6	$24.0
Unrealized loss	$(1.0)	$(1.1)	$(3.8)	$(5.9)

Total:
Number of positions	129	15	32	176
Market value	$547.6	$28.9	$20.6	$597.1
Amortized cost	$588.8	$30.3	$26.2	$645.3
Unrealized loss	$(41.2)	$(1.4)	$(5.6)	$(48.2)

% of total gross unrealized losses	85%	3%	12%	100%

        Management believes that the gross unrealized losses recorded on White Mountains' fixed maturity investment portfolio at December 31, 2002 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. Management also believes that the gross unrealized losses recorded on White Mountains' portfolio of common equity and other investments at December 31, 2002 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. As of December 31, 2002, no single investment security within White Mountains' investment portfolio had an after-tax unrealized loss of more than $5.0 million.

        White Mountains assesses other-than-temporary impairments based on security-specific facts, circumstances and intentions as of the balance sheet date. During 2002, White Mountains experienced $9.6 million in pretax other-than-temporary impairment charges. Of the charge recorded in 2002, $4.9 million related to White Mountains' investment in Insurance Partners and $3.5 million was related to its investment in the Conning Connecticut Insurance Fund. Both of these investments are limited partnerships that are carried in other investments in White Mountains' consolidated balance sheet.

White Mountains did not experience any material impairment charges relating to any other individual investment security during any of the three years ended December 31, 2002.

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but do reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but do reduce net income and earnings per common share.

III. Discussion of Other Consolidated Items

Share-based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board of Directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains' performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten-year U.S. Treasury note plus 700 basis points at the time of grant (11% for the 2003 grant). White Mountains' policy is to expense all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of return includes the full expense of all outstanding share-based compensation awards.

        During 2002, 2001 and 2000, White Mountains recorded compensation charges of $63.5 million, $31.6 million and $25.8 million, respectively, for outstanding performance shares. In addition, White Mountains issued 94,500 Restricted Shares in 2001 and issued a one-time award of 81,000 Options during 2000. During 2002 and 2001, White Mountains recorded compensation charges relating to Options of $.7 million and $9.5 million, respectively, and recorded compensation expense charges relating to Restricted Shares of $16.2 million and $10.4 million, respectively.

Deferred Credits

        In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142, which affected the way the Company had previously recognized deferred credits and goodwill. Unamortized deferred credits arising from business combinations prior to July 1, 2001 were recognized through the income statement as a change in accounting principle on January 1, 2002. Deferred credits arising from business combinations on or after July 1, 2001 have been recognized immediately upon completion of the combination through the income statement as an extraordinary gain. Finally, goodwill is no longer systematically amortized over a perceived benefit period and a write down to goodwill is now recognized when it is considered to be impaired.

        On January 1, 2002, in accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits, which amounted to $641.4 million at its holding companies, entirely related to its acquisition of

        OneBeacon, and $41.1 million at its reinsurance segment, primarily from Folksamerica's acquisition of PCA. White Mountains also recognized a $22.3 million transitional impairment loss in accordance with SFAS No. 142, primarily related to goodwill associated with Folksamerica's acquisition of Risk

Capital. All of these items were recognized through the income statement as a cumulative effect of a change in accounting principle.

        In accordance with SFAS No. 141, for the years ended December 31, 2002 and 2001, White Mountains recognized extraordinary gains of $7.1 million and $16.6 million, respectively, at its reinsurance segment representing the excess of fair value of net assets acquired over their costs for acquisitions made after June 30, 2001. Folksamerica recognized $7.1 million during the second quarter of 2002 in connection with its acquisition of Imperial in April 2002 and $13.6 million during the third quarter of 2001 in connection with its acquisition of C-F. Fund American Re recognized $3.0 million during the fourth quarter of 2001 in connection with its acquisition of the net assets of the international reinsurance operations of Folksam in December 2001.

        Prior to its adoption of SFAS Nos. 141 and 142, White Mountains recognized $91.6 million and $41.4 million during 2001 and 2000, respectively, in income from the amortization of deferred credits.

Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The income tax provision related to pretax earnings for 2002, 2001 and 2000 represents an effective tax rate of 9.8%, 41.9% and 12.0%, respectively. White Mountains' effective tax rate for 2002 and 2000 was lower than the U.S. statuory rate of 35% primarily from income generated in jurisdictions other than the United States. White Mountains' effective tax rate for 2001 (resulting from a net loss reported during the period) was greater than the U.S. statutory rate of 35% primarily as a result of the effects of deferred credit amortization.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short Term Investments

        The primary sources of cash inflows for the Company and certain of its intermediate holding companies are investment income, sales of investment securities, dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In 2003, the Company's first tier insurance subsidiaries have the ability to pay dividends of approximately $261.5 million to FAC without approval of regulatory authorities.

        White Mountains' consolidated sources of cash consist primarily of premium collections, net investment income, financing activities and proceeds from sales and maturities of investments. White Mountains' consolidated uses of cash are primarily claim payments, operating expenses, financing costs and the purchase of investments.

        As a result of the Renewal Rights Agreement, OneBeacon will run-off the claims on business transferred to Liberty Mutual. Therefore, OneBeacon will need to periodically liquidate invested assets to fund the payment of these claims and will manage its short-term liquidity needs accordingly.

        Both internal and external forces influence the Company's financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. Management believes that the Company's cash balances, cash flow from operations, routine sales of investments and the liquidity provided by the Bank Facility are adequate to meet expected cash requirements for the foreseeable future.

Financing

        The following table summarizes White Mountains' capital structure as of December 31, 2002 and 2001:

Millions	December 31, 2002	December 31, 2001
Bank Facility	$746.4	$825.0
Seller Note	—	260.0
Other debt	46.8	40.4

Total debt	$793.2	$1,125.4

Common shareholders' equity	2,407.9	1,444.6
Convertible preference shares	219.0	—
Mandatorily redeemable preferred stock of subsidiaries	180.9	170.3

Total capitalization	$3,601.0	$2,740.3

        On October 31, 2002, FAC completed an amendment of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. The new Tranche C term loan has nominal amortization until its final maturity in March 2007. The refinancing reduces the amount of quarterly amortization payments FAC must make over the next four years. The applicable eurodollar rate margin on the new Tranche C term loan is 87.5 basis points higher than the margin on the existing Tranche A term loan, and the applicable eurodollar rate margin on the existing and otherwise unchanged Tranche B term loan was increased by 12.5 basis points. In connection with the amendment, certain financial and other covenants that governed the Bank Facility were relaxed or eliminated, thereby increasing the Company's operational and financial flexibility.

        On October 24, 2002, White Mountains sold $225.0 million of its equity securities in private transactions. Investment funds managed by Franklin Mutual Advisers, LLC, already large shareholders of White Mountains, purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share), which had the effect of increasing the Franklin Mutual-managed investment funds' ownership in White Mountains from 12% to 17% on a fully converted basis. The convertible preference shares bear an annual dividend of $2.95 per share, payable in installments on June 30 and December 31, and will be automatically converted into 677,966 Common Shares of the Company upon approval by shareholders. White Mountains intends to seek shareholder approval at its 2003 Annual Meeting. If shareholder approval has not been obtained prior to March 31, 2005, each holder of convertible preference shares will thereafter have the right to require the Company to repurchase for cash the convertible preference shares on an "as converted" basis at the then-current market price of a Common Share. In addition, investment funds managed by Highfields Capital Management LP purchased 84,745 Common Shares for $25.0 million ($295.00 per Common Share). The proceeds from these private equity issuances, along with cash on hand, were used to repay the $260.0 million Seller Note on November 29, 2002.

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

(a)
Issued convertible preference shares for $437.6 million (which were retired and converted to Common Shares in August 2001) and issued to Berkshire, for $75.0 million in cash, Warrants to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. The Warrants have a term of seven years from the date of issuance, although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance. As a result of White Mountains' private equity issuances in the fourth quarter of 2002, customary anti-dilution provisions applicable to the Warrants increased the number of Common Shares purchasable on exercise of the Warrants to 1,724,200 and decreased the exercise price per Common Share of the Warrants to $173.99.

(b)
Issued two separate classes of subsidiary preferred stock. For $225.0 million in cash, Berkshire purchased cumulative non-voting subsidiary preferred stock with a face value of $300.0 million, which is entitled to a dividend of 2.35% per quarter and is mandatorily redeemable seven years after issuance. Zenith purchased $20.0 million in cumulative non-voting subsidiary preferred stock, which is entitled to a dividend of 2.5% per quarter through June 30, 2007 and a dividend of 3.5% per quarter thereafter. This preferred stock is mandatorily redeemable ten years after issuance, and may be called by White Mountains at par commencing June 30, 2007.

(c)
Borrowed $825.0 million under the Bank Facility, which was comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. The original term loan facilities were comprised of a $300.0 million amortizing Tranche A term loan with a five-year maturity and a $400.0 million amortizing Tranche B term loan with a six-year maturity. See the discussion above for the terms of the refinanced term loan facilities. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility matures on June 1, 2006. As of December 31, 2002, $50.0 million was available under the revolving credit facility.

(d)
Issued the Seller Note to Aviva. The $260.0 million Seller Note was repaid on November 29, 2002 in cash, provided in part by the private equity issuances that White Mountains completed in October 2002.

Contractual Obligations and Covenants

        Below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2002:

December 31, 2002	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	Millions
Debt	$33.4	$31.3	$59.2	$139.5	$529.8	$793.2
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0
Operating leases	35.6	29.0	26.7	25.5	46.1	162.9

Total contractual obligations	$69.0	$60.3	$85.9	$165.0	$895.9	$1,276.1

        For comparative purposes, set forth below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2001:

December 31, 2001	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	Millions
Debt	$358.4	$67.2	$69.6	$102.1	$528.1	$1,125.4
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0
Operating leases	33.5	28.7	19.9	16.8	43.1	142.0

Total contractual obligations	$391.9	$95.9	$89.5	$118.9	$891.2	$1,587.4

        During 2002, through the refinancing of the Bank Facility and the repayment of the Seller Note, White Mountains significantly reduced its near-term obligations. White Mountains' debt due in one-year or less as of December 31, 2002 includes $5.1 million in other indebtedness, which was subsequently repaid in February 2003, and scheduled principal amortization of $28.3 million under the Bank Facility.

        The Bank Facility contains various affirmative, negative and financial covenants which are customary for such borrowings and include requirements to meet certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At December 31, 2002, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

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

        In June 1999, White Mountains sold VGI to Unitrin, Inc. ("Unitrin") (the "VGI Sale"). As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. Unitrin has made a demand for the full $50.0 million.

        Detailed information concerning White Mountains' liquidity and capital resource activities during 2002, 2001 and 2000 follows:

For the Year Ended December 31, 2002

        In December 2002, OBPP borrowed $8.0 million from a related third party.

        On November 29, 2002, White Mountains repaid in full the $260.0 million Seller Note to Aviva, along with approximately $22.6 million of related accrued interest.

        In October 2002, White Mountains amended the Bank Facility and issued $225.0 million of equity securities. See "Financing" above for a detailed discussion of these transactions.

        On December 31, 2002, September 30, 2002, June 28, 2002 and March 29, 2002, White Mountains made scheduled principal amortization payments of $1.4 million, $14.2 million, $14.1 million and $49.0 million, respectively, on the Bank Facility. During 2002, White Mountains paid a total of $55.3 million in interest under the Bank Facility, including $18.0 million paid under related interest rate swap agreements.

        During 2002, OneBeacon declared and paid a total of $172.6 million in dividends to FAC, its immediate parent company.

        During 2002, White Mountains declared and paid a total of $30.7 million in dividends on the Berkshire Preferred Stock, the Zenith Preferred Stock and the Convertible Preference Shares.

        In July and August of 2002, White Mountains received federal tax refunds totalling $166.7 million representing accelerated recoveries of carryback losses from 2001 under the Job Creation and Worker Assistance Act of 2002 (the "Economic Stimulus Bill").

        On April 25, 2002, Folksamerica acquired Imperial for $4.2 million including related expenses ($.5 million net of cash acquired). Significant assets and liabilities acquired included investments of $22.8 million and loss and LAE reserves of $11.9 million.

        In March 2002, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During 2002, the Company issued a total of 23,200 Common Shares to its employees in satisfaction of performance share and Option obligations under White Mountains' Long-Term Incentive Plan. The Company received proceeds of $1.3 million as a result of exercises of Options to acquire 11,500 Common Shares during the period.

For the Year Ended December 31, 2001

        In December 2001, White Mountains filed a "shelf" registration statement with the SEC for offerings of up to $1.0 billion of various types of debt and preferred equity securities. To date, White Mountains has not offered any securities for sale pursuant to this shelf registration.

        In December 2001, OneBeacon invested $180.0 million in Montpelier consisting of 10,800,000 common shares of Montpelier valued at $16.67 per share and the Company received warrants to acquire an additional 4,781,572 common shares of Montpelier at $16.67 per share, which are exercisable until December 2011.

        In December 2001, White Mountains acquired the net assets of the international reinsurance operations of Folksam International, which were valued at approximately $66.9 million on the date of purchase. The purchase price including related expenses consisted of approximately $30.9 million in cash, $3.0 million in a note payable to the seller and 86,385 Common Shares (valued at approximately $30.0 million).

        In December 2001, OneBeacon contributed $400.0 million in cash to Folksamerica.

        In December 2001, Folksamerica borrowed $7.0 million from a related third party.

        In October 2001, OneBeacon sold 2,025,680 shares of the common stock of United Fire & Casualty Company to a third party for $54.7 million.

        In September 2001, OneBeacon repaid all its outstanding long-term debt of $3.2 million.

        In September 2001, Folksamerica acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.

        In June 2001, White Mountains acquired OneBeacon for cash and the Seller Note. The total consideration paid for OneBeacon was $2,114.3 million, including related expenses, and the net book value of the assets acquired was $2,796.3 billion. Significant assets and liabilities acquired through OneBeacon included $7,442.6 million of cash and investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance balances receivable, $6,364.2 million of loss and LAE and $1,897.7 million of unearned insurance premiums.

        In connection with the Acquisition, the Company issued convertible preference shares for $437.6 million (which were retired and converted to Common Shares in August 2001) and issued the Warrants for $75.0 million. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

        In connection with the Acquisition, White Mountains issued two separate classes of subsidiary preferred stock. Berkshire purchased $300.0 million in face value of cumulative non-voting subsidiary preferred stock for $225.0 million in cash. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. Zenith purchased $20.0 million in cumulative non-voting subsidiary preferred stock. The Zenith Preferred Stock is entitled to a dividend of no less than 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% thereafter and is mandatorily redeemable after ten years.

        In connection with the Acquisition, White Mountains borrowed $825.0 million under the Bank Facility. The Bank Facility is comprised of two term loan facilities and a revolving credit facility. The term loan facilities are comprised of a $300.0 million Tranche A Loan with a five-year maturity and a $400.0 million Tranche B Loan with a six-year maturity. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility matures on June 1, 2006. The Bank Facility was refinanced during 2002—See "Financing" above for a detailed discussion.

        In connection with the Acquisition, White Mountains issued the Seller Note to Aviva. The Seller Note had an eighteen-month term and bore interest at a rate equal to 50 basis points over the rate on White Mountains' revolving loan facility described above. The Seller Note was repaid in full on November 29, 2002.

        In April 2001, the Company paid $100.8 million in cash to complete the Debt Tender and to establish the Debt Escrow. Completion of the Debt Tender permitted the Company to effect an amendment to the indenture governing the Notes which facilitated the Acquisition.

        In March 2001, the Company declared and paid an annual dividend of $5.9 million to its common shareholders.

        In January 2001, the Company completed the sale of Waterford Insurance Company ("Waterford") to a third party for consideration of $23.6 million in cash, net of transaction related expenses.

        During 2001, the Company issued a total of 2,390,566 Common Shares which consisted of 2,184,583 Common Shares issued in connection with the retirement and conversion of convertible preference shares, 86,385 Common Shares issued in connection the purchase of the Folksam net assets, 94,500 Restricted Shares issued to key employees and 25,098 Common Shares issued to employees in connection with various White Mountains employee benefit plans.

        During 2001, OneBeacon declared and paid a total of $153.5 million in dividends to FAC, its immediate parent company.

        During 2001, the Company repurchased and retired 6,000 Common Shares for $1.9 million in cash.

        During 2001, White Mountains paid a total of $18.4 million in dividends to holders of the Convertible Preference Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock. During 2001, White Mountains paid a total of $29.2 million in interest under the Bank Facility including $2.9 million paid under related interest rate swap agreements.

For the Year Ended December 31, 2000

        In December 2000, White Mountains provided $259.6 million of capital to Folksamerica through the contribution of American Centennial and British Insurance Company and through the issuance of a $195.0 million intercompany note which was forgiven during 2001. Folksamerica subsequently contributed American Centennial and $80.0 million of such cash to Folksamerica Reinsurance Company in order to provide the statutory capital needed to support its acquisitions of PCA and Risk Capital. The remaining $115.0 million was used by Folksamerica to repay its outstanding bank indebtedness.

        In July 2000, White Mountains concluded the FSA Sale for proceeds of $620.4 million.

        In May 2000, Folksamerica acquired Risk Capital for consideration of $20.3 million in cash plus related expenses. Significant assets and liabilities acquired with Risk Capital included $249.9 million of cash and investments, $108.6 million of premiums receivable, $312.5 million of net loss and LAE reserves and $82.0 million of unearned reinsurance premiums. In addition, Risk Capital provided Folksamerica with two specialty underwriting units (Accident & Health and Marine) and several significant new treaty clients.

        In March 2000, Folksamerica acquired PCA for consideration of $122.3 million in cash. Significant assets and liabilities acquired through PCA included $339.8 million of cash and investments, $160.0 million of reinsurance recoverables and $405.5 million of loss and LAE reserves.

        During 2000, the Company repurchased and retired 65,838 Common Shares for $8.3 million in cash.

        During 2000, the Company declared and paid quarterly cash dividends totalling $7.1 million.

        As part of the Folksamerica acquisition in 1998, White Mountains refinanced Folksamerica's existing long-term indebtedness by utilizing a six-year revolving credit agreement whereby Folksamerica could borrow up to $120.0 million at market interest rates. This facility was repaid and terminated by Folksamerica during 2000 as described above.

RELATED PARTY TRANSACTIONS

Berkshire

        NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see "Reinsurance Protection" within the "ONEBEACON" section of Item 1 of this report). Through the Warrants, at December 31, 2002, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 16.1% of the total outstanding Common Shares on a fully-converted basis. Reinsurance recoverable from, and preferred stock of White Mountains' subsidiaries owned by, Berkshire are shown as separate line items in White Mountains' consolidated balance sheet.

Olympus

        In January 2002, Folksamerica entered into a quota share retrocessional arrangement with Olympus. Under the quota share treaty, Folksamerica cedes 75% of substantially all of its property and marine excess of loss business to Olympus. During 2002, Folksamerica ceded approximately $229.7 million in written premiums and approximately $54.4 million in losses and LAE to Olympus.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During 2002, White Mountains earned $48.9 million from management and service fee revenues on business referred to Olympus.

        In June 2002, OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus through the 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus are responsible for 25% and 75%, respectively, of the first $25 million of any losses in excess of $100 million incurred by OneBeacon related to a catastrophic event. Under this arrangement, Olympus has received $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Montpelier

        In December 2001, White Mountains invested $180.0 million in Montpelier, which was formed to respond to the favorable underwriting and pricing environment in the reinsurance industry with approximately $1.0 billion of capital. As of December 31, 2002, as adjusted for stock splits, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 6, 2011. Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis, as adjusted for its initial public offering ("IPO").

        Four of White Mountains' directors serve on Montpelier's eleven member board of directors. John J. Byrne, Chairman of the Company, serves as Montpelier's non-executive Chairman, and Raymond Barrette, John D. Gillespie and K. Thomas Kemp serve as Directors of Montpelier. In addition, Mr. Kemp is the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

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

        Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore, which has been retained by White Mountains from time to time to perform legal services.

        Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director and Deputy Chairman of the Company and President of WM Advisors, may continue his active involvement with Prospector Partners, LLC ("Prospector"), so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to WM Advisors. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At December 31, 2002, White Mountains had $64.9 million invested in funds managed by Prospector.

        In September 2001, White Mountains entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the "Gillespie Trusts"). For 2002, the rental payments attributable to Mr. Gillespie's ownership in the building totalled approximately $13,000 and the rental payments attributable to the Gillespie Trusts' ownership in the building totalled approximately $104,000.

        Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Dowling & Partners Connecticut Fund III, LP ("Fund III"). OBPP and Folksamerica Specialty Underwriting, Inc. ("FSUI") have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the "Act"). The loans mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.50% or (2) the eurodollar rate plus 0.325%. The Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above.

        Mr. Zankel is Senior Managing Member of the General Partner of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners, L.P. At December 31, 2002, White Mountains had $8.8 million in limited partnership investment interests in High Rise Partners, L.P. and White Mountains owned $36.6 million in investments that are managed by High Rise Capital Advisors LLC.

        WM Advisors provides investment advisory and management services to Montpelier Re and Olympus. Montpelier Re and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At December 31, 2002, WM Advisors had $1.4 billion and $653.9 million of assets under management from Montpelier Re and Olympus, respectively. During 2002, WM Advisors had received $2.1 million and $1.1 million in fees from Montpelier Re and Olympus, respectively.

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

        On an ongoing basis, management evaluates its estimates, including those related to loss and LAE reserves, purchase accounting and related deferred credits and goodwill, reinsurance transactions and its pension benefit obligations. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.

        Management believes that its critical accounting policies affect its more significant estimates used in the preparation of its consolidated financial statements. The descriptions below are summarized and have been simplified for clarity.

Loss and Loss Adjustment Expenses

Insurance

        White Mountains' insurance subsidiaries establish loss and LAE that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Reinsurance is an arrangement in which a reinsurance company (a "reinsurer") contractually agrees to indemnify an insurance company for all or a portion of the insurance risks underwritten by the insurance company. White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses.

        In a broad sense, loss and LAE reserves have two components: (i) case reserves, which are reserves established within the claims function for claims that have been reported to White Mountains and (ii) IBNR. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim. White Mountains' claims staff periodically adjusts case reserves as additional information becomes known or payments are made. Generally accepted actuarial methods are used to project estimates of IBNR. Actuaries use a variety of statistical and analytical methods to determine estimates of IBNR, which are based, in part, on historical claim reporting and payment patterns. In estimating IBNR, actuaries consider all available information, including historical experience, changes in business mix, coverage limits, changes in claims handling practices, pricing, reinsurance protections, inflation and the effects of legal, social and legislative trends on future claim payments. Management exercises judgment based upon its knowledge of its business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate it believes reflects White Mountains' expected ultimate unpaid loss and LAE and related reinsurance recoverables.

        Regardless of the techniques used, estimation is inherent in the process of establishing unpaid loss reserves and related reinsurance recoverables as of any given date. Uncertainties in projecting ultimate claim amounts are magnified by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short. The claim-tail for liability coverages, such as general and product liability, directors and officers liability, medical malpractice and workers' compensation, can be especially long as claims are often reported or settled years after the related occurrences. During the claims reporting and settlement period, additional facts regarding claims and trends become known which may cause White Mountains to adjust its estimate of its ultimate net loss and LAE liability.

        Loss and LAE reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of numerous factors that occurred prior to White Mountains' acquisition of OneBeacon on June 1, 2001. As previously discussed, OneBeacon is the result of the 1998 merger of the U.S. operations of General Accident and Commercial Union, two companies with different underwriting and claims management philosophies and practices. Beginning in the mid-1990s, and continuing through the Merger, the subsequent operational integration of General Accident plc and Commercial Union plc and the Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends (such as patterns of claim development (i.e., reported claims and paid losses)) into the future. Accordingly, estimating reserves becomes more uncertain if business mix, case reserve adequacy, claims payment rates, coverage limits and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns used to estimate reserves.

        OneBeacon's net loss and LAE reserves by line of business at December 31, 2002 and 2001 were as follows:

	December 31,
Net loss and LAE reserves by line of business
	2002	2001
	($ in millions)
Workers compensation	$977.3	$958.7
Personal automobile liability	909.4	847.0
Multiple peril	802.7	1,037.1
Commercial automobile liability	567.9	762.0
General liability	493.8	713.8
Homeowners/Farmowners	191.4	207.2
Other	127.4	289.7

Total	$4,069.9	$4,815.5

        In establishing reserves, the Company's actuaries apply various generally accepted actuarial techniques to identify a reasonable range of reserve estimates. For OneBeacon, the range of reserve estimates as of December 31, 2002 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon's historical claims' experience data. Reserves reflected in the accompanying consolidated financial statements represent management's best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends. Management believes that OneBeacon's reserves are reasonably stated; however, ultimate loss and LAE for past accident years may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Further adverse development, if any, would impact OneBeacon's future results of operations. See "Loss and Loss Adjustment Expense Reserves" within the "ONEBEACON" section of Item 1 and "I. Summary of Operations By Segment" in Item 7 of this report.

Reinsurance

        White Mountains' reinsurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred. White Mountains' reinsurance subsidiaries also obtain reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains for all or a portion of the reinsurance risks underwritten by White Mountains. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as "retrocessional reinsurance" arrangements. White Mountains establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the "ceding companies"), net of an allowance for uncollectible amounts. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

        Reinsurance loss and LAE reserve estimates reflect the judgement of both the ceding companies and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claims. The ceding companies may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including LAE reserves, based upon White Mountains' share of the amount of reserves established by the ceding company and White Mountains' independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes reserves in excess of its share of the reserves established by the ceding company.

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

        The estimation of net reinsurance loss and LAE reserves is subject to the same factors as the estimation of insurance loss and LAE reserves. In addition to those factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary insurers or reinsurers.

        Reserves reflected in the accompanying consolidated financial statements represent management's best estimate of reserves based on a composite of the results of various actuarial methods, as well as consideration of known facts and trends. As a result of the uncertainties in the determination of insurance and reinsurance loss and LAE reserves and related reinsurance recoverables described above, White Mountains' actual net loss and LAE paid may deviate, perhaps materially, from estimates reflected in the consolidated financial statements. Changes to prior year net reserves are booked in the current accounting period in accordance with GAAP. Accordingly, if net loss and LAE reserves develop adversely from amounts currently established, future results of operations would be negatively impacted.

Reinsurance Transactions

        White Mountains' insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to poor risk diversification, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See "Reinsurance Protection" within the "ONEBEACON" and "REINSURANCE" sections of Item 1 of this report for additional information on White Mountains' reinsurance programs.

Pension and Post-retirement Medical Plans

        White Mountains accounts for its pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and accounts for its retiree medical plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 87 and SFAS No. 106 require that the cost of pension/retiree medical benefits be accrued over the period during which an employee provides service.

        Through December 31, 2002, OneBeacon provided pension and retiree medical plans for the benefit of its employees. The majority of OneBeacon's pension and retiree medical plans were curtailed in the fourth quarter of 2002. The OneBeacon Pension Plan will no longer add new participants or increase benefits for existing participants. Non-vested participants already in the plan will continue to vest during their employment with OneBeacon, this effectively causes the projected benefit obligation to equal the accumulated benefit obligation. Retirees are also eligible for medical benefits if they meet certain age and service requirements. However, due to the curtailment, the plan will no longer accept new participants after a transition period ending May 31, 2003. The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder.

        The projected benefit obligation as of a particular date represents the actuarial present value of all benefits attributed by the plan's benefit formula to employee service rendered prior to that date. Therefore, future cash payments from pension and retiree medical plans are discounted using a discount rate based on published investment grade, long-term corporate bond yields. Many of the factors which are used to determine a plan's projected benefit obligation as of a particular date and the cost of pension/retiree medical benefits for a particular period are dependent upon future events, such as how long the employee and any survivors live, how many years of service the employee is expected to render and the employee's compensation in the years immediately before retirement or termination. Accordingly, the effects of such future factors are estimated. Further, since the projected benefit obligation and the periodic cost of pension/retiree medical benefits are based on actuarial present values, they are also sensitive to changes in the discount rate used to determine such amounts.

        A hypothetical 1% increase in the discount rate would result in a decrease in pension and retiree medical projected benefit obligations of approximately $55 million and $4 million, respectively, and would result in an increase in OneBeacon's total pretax pension/post-retirement expense of approximately $.4 million. A hypothetical 1% decrease in the discount rate would result in an increase in pension and retiree medical projected benefit obligations of approximately $55 million and $4 million, respectively, and would result in a decrease in OneBeacon's total pretax pension/post-retirement expense of approximately $.5 million.

        Additionally, the rate of return that is assumed on plan assets affects OneBeacon's pension expense during a particular period. Since the retiree medical plan is unfunded, it is not affected by changes in the rate of return assumption. OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets as of both December 31, 2001 and December 31, 2002 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. As a result of the most recent review, for 2003 OneBeacon has reduced its expected return on its pension assets to 7.0%, from 7.5% used in 2002. At December 31, 2002, greater than half of the plan assets were invested in fixed maturity securities, one-third in equities and the remainder in cash, cash equivalents and convertible securities. A hypothetical 1% increase or decrease in the assumed rate of return would result in a pretax change in OneBeacon's pension expense (or income as the case may be) for 2003 of approximately $5.0 million.

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

        All acquisitions occurring subsequent to July 1, 2001 were accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under this newly-issued accounting standard, White Mountains recognized a $16.6 million extraordinary gain during 2001 relating to two acquisitions and fully recognized its existing unamortized deferred credit balance of $682.5 million on January 1, 2002 as a change in accounting principle.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", White Mountains will amortize its existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit.

FORWARD-LOOKING STATEMENTS

        The information contained in this report release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

  •
  future growth in tangible book value per share or return on equity;

  •
  business strategy;

  •
  financial and operating targets or plans;

  •
  incurred losses and the adequacy of its loss and LAE reserves;

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

  •
  business opportunities (or lack thereof) that may be presented to it and pursued;

  •
  competitive forces, including the conduct of other property and casualty insurers and reinsurers

  •
  changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients;

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

Interest Rate Risk

        Fixed Maturity Portfolio.    In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

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

        Indebtedness.    White Mountains utilized a significant amount of variable rate debt financing (the Bank Facility and the Seller Note) in connection with the Acquisition. Increases and decreases in prevailing interest rates will translate into increases and decreases in the future interest expense associated with this indebtedness although the carrying value of such liabilities will not be affected. At December 31, 2002, White Mountains also had $5.1 million in fixed rate indebtedness outstanding which was prepaid in connection with the Acquisition by the Debt Escrow transaction, therefore, its fair value is not subject to future changes in prevailing interest rates.

        During 2001 White Mountains entered into a ten-year, $200.0 million notional interest rate swap and three separate three-year interest rate swaps at an aggregate $500.0 million notional with two large financial institutions. The interest rate swaps were undertaken to achieve a fixed interest rate on a portion of the Bank Facility. Pursuant to SFAS No. 133, these contracts are carried at fair value in other investments on the balance sheet (which constituted an obligation by White Mountains of $52.2 million at December 31, 2002) with changes in their fair value reported directly through the income statement as they do not qualify for hedge accounting since their duration is dissimilar to that of the Bank Facility.

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and the interest rate swaps.

	Fair Value at December 31, 2002	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-tax Increase (Decrease) in Carrying Value
	Dollars in Millions
Fixed maturity investments	$6,669.1	100 bp decrease	$6,962.1	$190.5
		50 bp decrease	6,817.3	96.3
		50 bp increase	6,533.6	(88.1)
		100 bp increase	6,392.2	(180.0)
Pension fixed maturity investments	$297.8	100 bp decrease	$314.2	$10.7
		50 bp decrease	305.7	5.1
		50 bp increase	288.7	(5.9)
		100 bp increase	280.0	(11.6)
Interest rate swaps(1)	$(52.2)	100 bp decrease	$(77.5)	$(16.4)
		50 bp decrease	(64.7)	(8.3)
		50 bp increase	(40.1)	7.9
		100 bp increase	(28.4)	15.5

(1)
The relevant interest rate for the assumed change in White Mountains' interest rate swaps is predicated upon assumed changes in the three-year or the ten-year U.S. Treasury yield, depending on the duration of the swap contract.

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

Foreign Currency Exchange Rates

        A small portion of White Mountains' assets and liabilities are denominated in foreign currencies. Net unrealized foreign currency translation gains and losses are reported, after-tax, as a net amount in a separate component of common shareholders' equity. Changes in the values of these assets and liabilities due to currency fluctuations, after-tax, are reported on the income statement as a component of other comprehensive income. White Mountains' assets and liabilities denominated in foreign currency are not material.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 85 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers

        a.    Directors (as of March 21, 2003)

        Reported under the caption "Election of the Company's Directors" on pages 3 through 6 of the Company's 2003 Proxy Statement, herein incorporated by reference.

        b.    Executive Officers (as of March 21, 2003)

Name	Position	Age	Executive officer since(a)
Raymond Barrette	President and CEO	52	1997
John D. Gillespie	Deputy Chairman and President of WM Advisors	44	2001
Dennis P. Beaulieu	Treasurer and Corporate Secretary	55	2001
John P. Cavoores	Managing Director, President and Chief Operating Officer of OneBeacon	45	2002
Charles B. Chokel	Managing Director and Chief Administrative Officer of OneBeacon	49	2002
Steven E. Fass	President and CEO of Folksamerica	57	2002
J. Brian Palmer	Chief Accounting Officer	30	2001
James J. Ritchie	Managing Director and Chief Financial Officer of OneBeacon	48	2001
Robert L. Seelig	General Counsel	34	2002

(a)
All executive officers of the Company and its subsidiaries, are elected by the Board for a term of one-year or until their successors have been elected and have duly qualified.

        Mr. Barrette was appointed President and CEO of the Company on January 1, 2003 and has been a director since 2000. Mr. Barrette was CEO of OneBeacon from June 2001 to December 2002 and remains its Chairman. Mr. Barrette joined White Mountains Insurance Group in November 1997 as Executive Vice President and Chief Financial Officer. He was President from January 2000 to June 2001. Prior to joining White Mountains Mr. Barrette had 23 years of experience in the insurance business, mostly at Fireman's Fund. He is also Chairman of Folksamerica Reinsurance and serves as a director of Montpelier and other White Mountains subsidiaries and affiliates.

        Mr. Gillespie has served as Deputy Chairman of the Company since January 2003, as Chairman and President of WM Advisors since March 2003 and has been a director of the Company since 1999. Previously, Mr. Gillespie was Managing Director of OneBeacon since June 2001. He is also the founder and Managing Partner of his own investment firm, Prospector Partners, LLC, in Hartford, Connecticut. Prior to forming Prospector, Mr. Gillespie was President of the T. Rowe Price Growth Stock Fund and the New Age Media Fund, Inc. Mr. Gillespie is a manager of OneBeacon and also serves as a director of Folksamerica and Montpelier.

        Mr. Beaulieu has served as Secretary and Treasurer of the Company since June 1, 2001. Mr. Beaulieu previously served as Vice President and Secretary of the Company from January 1995 to May 2001. He also served as secretary for a number of the Company's subsidiaries from January 1995 to May 2001 and as Chief Financial Officer of White Mountains Insurance Company from March 1995 to June 1999. Prior to joining White Mountains, Mr. Beaulieu was Chief Financial Officer of New Dartmouth Bank from October 1991 to June 1994.

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

        Mr. Chokel has served as Managing Director and Chief Administrative Officer of OneBeacon since January 2003 and as Managing Director since March 2002. Prior to joining OneBeacon, Mr. Chokel served as Executive Vice President and Chief Financial Officer of Conseco, Inc. from March 2001 to March 2002 and as Co-CEO of The Progressive Corporation from January 1999 to January 2001. Mr. Chokel was with Progressive since 1978. Mr. Chokel is a member of OneBeacon.

        Mr. Fass has served as President and Chief Executive Officer of Folksamerica and its subsidiaries including Folksamerica Reinsurance Company since 1984 and has been a director of the Company since 2000. He joined Folksamerica as its Vice President, Treasurer and Chief Financial Officer in 1980. Mr. Fass also serves as Chairman of Fund American Re and WMU.

        Mr. Palmer has served as Chief Accounting Officer since June 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers LLP.

        Mr. Ritchie was appointed Chief Financial Officer of FAC in March 2001 and was named a Managing Director and Chief Financial Officer of OneBeacon in June 2001. Prior to joining White Mountains in 2001, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of CIGNA Corporation's International Division. Mr. Ritchie was with CIGNA since 1986. Mr. Ritchie is a member of OneBeacon and serves as a director of Folksamerica.

        Mr. Seelig is the General Counsel of the Company. Prior to joining White Mountains in September 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

Item 11. Executive Compensation

        Reported under the captions "Compensation of Executive Officers" on pages 11 through 14, "Reports of the Compensation Committees on Executive Compensation" on pages 16 through 20, "Member Return Graph" on page 21, and "Compensation Plans" on page 15 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 7 through 9 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        Reported under the captions "Other Compensation Arrangements" on page 15, "Certain Relationships and Related Transactions" on pages 15 through 16 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 22 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        a.    Documents filed as part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 85 of this report. A listing of exhibits filed as part of the report appear on pages 79 through 82 of this report.

        b.    Reports on Form 8-K

        On October 24, 2002, the Company filed a Form 8-K (Item 5) which announced that it had executed a definitive agreement to sell $225 million in equity securities in private transactions.

        On November 13, 2002, the Company filed a Form 8-K (Item 5) which announced that it had completed an amendment to the Bank Facility.

        On November 25, 2002, the Company filed a Form 8-K (Item 9) which served to furnish information regarding certain changes in its senior management, including the election of Raymond Barrette as its President and Chief Executive Officer.

        On December 30, 2002, the Company filed a Form 8-K (Item 9) which served to furnish information regarding a returned verdict against the Company in a case involving a claim by an insurance agent that its agency agreement had improperly terminated in 1999.

        c.    Exhibits

Exhibit Number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3(a)	Memorandum of Continuance of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3(b)	By-Laws of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
10(a)
Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(a) of the Company's Report on Form 8-K dated September 24, 2000)
10(b)
Amendment No. 1 dated October 15, 2000 to the Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(c) of the Company's Report on Form 8-K dated October 19, 2000)

10(c)
Amendment No. 2 dated February 20, 2001 to the Stock Purchase Agreement among CGU International Holdings Luxembourg S.A., CGU Holdings LLC, CGNU PLC, the Company, Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. dated as of September 24, 2000 (incorporated by reference herein to Exhibit 99(i) of the Company's Report on Form 8-K dated February 20, 2001)
10(d)	Convertible Preferred Stock Term Sheet relating to the Company's acquisition of OneBeacon (incorporated by reference herein to Exhibit 99(e) of the Company's Report on Form 8-K dated October 19, 2000)
10(e)
Berkshire Preferred Stock and Warrants Term Sheet relating to the Company's acquisition of OneBeacon (incorporated by reference herein to Exhibit 99(f) of the Company's Report on Form 8-K dated October 19, 2000)
10(f)
$875 million Credit Agreement among Fund American Enterprises Holdings, Inc., Fund American Companies, Inc. and the Company (as borrowers), Lehman Brothers, Inc. (as arranger) and the several lenders as parties thereto relating to the Company's acquisition of OneBeacon dated March 16, 2001 (incorporated by reference herein to Exhibit 10(f) of the Company's Report on Form 10-K dated March 26, 2001)
10(g)
Amended and Restated Credit Agreement dated as of October 20, 2002, among Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. (as borrowers), Lehman Brothers, Inc. (as arranger), Fleet National Bank (as syndication agent), Bank of America, N.A. and Bank One, N.A. (as co-documentation agent), Lehman Commercial Paper Inc. (as administration agent) and the several lenders as parties thereto (incorporated by reference herein to Exhibit 99(a) of the Company's Report on Form 8-K dated October 31, 2002)
10(h)
Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company's Report on Form 8-K dated June 1, 2001)
10(i)
Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company's Report on Form 8-K dated June 1, 2001)
10(j)	Warrant Agreement among the Registrant and Berkshire dated May 30, 2001 (incorporated by reference herein to Exhibits 99(s) of the Company's Report on Form 8-K dated June 1, 2001)
10(k)
Subscription Agreement among Berkshire, Fund American Companies, Inc. and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company's Report on Form 8-K dated June 1, 2001)
10(l)
Form of Subordinated Note Due 2002 issued to CGU International Holdings Luxembourg S.A. and CGU Holdings LLC dated June 1, 2001 (incorporated by reference herein to Exhibits 99(u) of the Company's Report on Form 8-K dated June 1, 2001)
10(m)
Note Purchase Option Agreement among CGU International Holdings Luxembourg S.A. and CGU Holdings LLC and the Registrant dated June 1, 2001 (incorporated by reference herein to Exhibits 99(v) of the Company's Report on Form 8-K dated June 1, 2001)

10(n)
Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Renewal Rights Agreement and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company's Report on Form 8-K dated November 1, 2001)
10(o)
Asset Purchase Agreement dated as of December 4, 2001 between Folksam International Insurance Company, Ltd., Folksam Mutual General Insurance Company and Fund American Reinsurance Company, Ltd. and related documents (incorporated by reference herein to Exhibits 99(a), 99(b), 99(c) and 99(d) of the Company's Report on Form 8-K dated January 3, 2002)
10(p)	VGI Stock Acquisition Agreement dated February 10, 1999 between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company's 1998 Annual Report on Form 10-K)
10(q)
Subscription Agreement for the purchase of Convertible Preference Shares of the Company and the related terms and conditions thereto, each dated as of October 23, 2002, among the investment funds managed by Franklin Mutual Advisors, LLC and the Company (incorporated by reference herein to Exhibits 99(a) and 99(b) of the Company's Report on Form 8-K dated October 24, 2002)
10(r)	Folksamerica Holding Company, Inc. Long-Term Incentive Plan (*)(**)
10(s)	Folksamerica Holding Company, Inc. White Mountains Performance Share Plan (*)(**)
10(t)
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix I of the Company's Notice of 2001 Annual General Meeting of Shareholders and Proxy Statement dated July 5, 2001)(**)
10(u)	White Mountains Insurance Group Executive Savings Plan (incorporated by reference herein to Exhibit 10(v) of the Company's 2001 Annual Report on Form 10-K)(**)
10(v)	OneBeacon Insurance Executive Savings Plan (incorporated by reference herein to Exhibit 10(w) of the Company's 2001 Annual Report on Form 10-K)(**)
10(w)	OneBeacon Insurance Supplemental Plan (incorporated by reference herein to Exhibit 4(c) of the Company's Report on Form S-8 dated August 27, 2001)(**)
10(x)
Employment Agreement dated January 1, 2001 among John D. Gillespie and Fund American Companies, Inc. (incorporated by reference herein to Exhibit 10(y) of the Company's 2001 Annual Report on Form 10-K)(**)
10(y)
Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10(z) of the Company's 2001 Annual Report on Form 10-K)(**)
11	Statement Re Computation of Per Share Earnings (***)
21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers dated March 27, 2003(*)
24	Powers of Attorney(*)
99(a)	PEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

99(b)	PFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99(c)
Text entitled "Non-Asbestos and Environmental Reserves" under the caption "Loss and Loss Adjustment Expense Reserves" (incorporated by reference herein to pages 31 through 43 of the Company's Form S-3 dated March 14, 2003)

  (*)
  Included herein.

  (**)
  Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

  (***)
  Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

        d.    Financial Statement Schedules

        The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 85 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White Mountains Insurance Group, LTD.
Date: March 27, 2003	By:	/s/ J. BRIAN PALMER
Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE Raymond Barrette	Director, President and CEO (Principal Executive Officer)	March 27, 2003
/s/ DENNIS P. BEAULIEU Dennis P. Beaulieu	Treasurer and Corporate Secretary (Principal Financial Officer)	March 27, 2003
/s/ JOHN J. BYRNE* John J. Byrne	Director	March 27, 2003
/s/ MARK J. BYRNE* Mark J. Byrne	Director	March 27, 2003
/s/ HOWARD L. CLARK, JR.* Howard L. Clark, Jr.	Director	March 27, 2003
/s/ ROBERT P. COCHRAN* Robert P. Cochran	Director	March 27, 2003
/s/ STEVEN E. FASS* Steven E. Fass	Director	March 27, 2003
/s/ GEORGE J. GILLESPIE, III* George J. Gillespie, III	Director	March 27, 2003

/s/ JOHN D. GILLESPIE* John D. Gillespie	Director	March 27, 2003
/s/ K. THOMAS KEMP* K. Thomas Kemp	Director	March 27, 2003
/s/ GORDON S. MACKLIN* Gordon S. Macklin	Director	March 27, 2003
/s/ FRANK A. OLSON* Frank A. Olson	Director	March 27, 2003
/s/ J. BRIAN PALMER J. Brian Palmer	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2003
/s/ JOSEPH S. STEINBERG* Joseph S. Steinberg	Director	March 27, 2003
/s/ ARTHUR ZANKEL* Arthur Zankel	Director	March 27, 2003
*By:	/s/ RAYMOND BARRETTE Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Form 10-k page(s)
Consolidated Financial Statements:
Consolidated balance sheets as of December 31, 2002 and 2001	F-1
Consolidated statements of income and comprehensive income for each of the years ended December 31, 2002, 2001 and 2000	F-2
Consolidated statements of common shareholders' equity for each of the years ended December 31, 2002, 2001 and 2000	F-3
Consolidated statements of cash flows for each of the years ended December 31, 2002, 2001 and 2000	F-4
Notes to consolidated financial statements	F-5
Other Financial Information:
Report on management's responsibilities	F-61
Report of independent accountants	F-62
Selected quarterly financial data (unaudited)	F-63
Financial Statement Schedules:
I.	Summary of investments other than investments in related parties	FS-1
II.	Condensed financial information of the Registrant	FS-2
III.	Supplementary insurance information	FS-4
IV.	Reinsurance	FS-5
V.	Valuation and qualifying accounts	FS-6
VI.	Supplemental information concerning property and casualty insurance underwriters	FS-7

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	Dollars in millions, except share amounts
ASSETS
Fixed maturity investments, at fair value (cost $6,407.5 and $6,156.5)	$6,669.1	$6,128.3
Short-term investments, at amortized cost (which approximated fair value)	1,790.6	2,545.8
Common equity securities, at fair value (cost $252.3 and $155.1)	275.0	173.6
Other investments (cost $142.3 and $150.0)	164.7	158.0

Total investments	8,899.4	9,005.7
Cash	121.5	67.4
Reinsurance recoverable on unpaid losses	1,461.5	1,486.7
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	2,610.4	2,716.8
Reinsurance recoverable on paid losses	159.8	138.5
Insurance and reinsurance premiums receivable	830.5	1,103.5
Accounts receivable on unsettled investment sales	160.8	75.2
Deferred tax asset	430.0	696.4
Deferred acquisition costs	244.9	313.3
Investments in unconsolidated insurance affiliates	399.9	311.1
Investment income accrued	91.4	99.9
Ceded unearned premiums	163.9	174.1
Other assets	459.6	420.9

Total assets	$16,033.6	$16,609.5

LIABILITIES
Loss and LAE reserves	$8,875.3	$9,527.6
Unearned insurance and reinsurance premiums	1,514.4	1,814.5
Accounts payable on unsettled investment purchases	495.2	311.2
Debt	793.2	1,125.4
Deferred credits	—	682.5
Funds held under reinsurance treaties	262.4	361.7
Other liabilities	1,285.3	1,171.7

Total liabilities	13,225.8	14,994.6

CONVERTIBLE PREFERENCE SHARES (677,966 shares issued and outstanding)	219.0	—
MINORITY INTEREST - MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES
Berkshire Hathaway Inc. (redemption value $300.0)	160.9	150.3
Other mandatorily redeemable preferred stock of subsidiaries (redemption value $20.0)	20.0	20.0

COMMON SHAREHOLDERS' EQUITY
Common Shares at $1 par per share- authorized 50,000,000 Common Shares, issued and outstanding 8,351,387 and 8,264,681 Common Shares	8.4	8.3
Paid-in surplus	1,126.2	1,098.3
Retained earnings	1,071.9	355.1
Accumulated other comprehensive income, after-tax	206.7	4.4
Unearned compensation - Restricted Share awards	(5.3)	(21.5)

Total common shareholders' equity	2,407.9	1,444.6

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$16,033.6	$16,609.5

See Notes to Consolidated Financial Statements including Note 17 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2002	2001	2000
	(Millions, except per share amounts)
Revenues
Earned insurance and reinsurance premiums	$3,576.4	$2,656.1	$334.4
Net investment income	352.7	284.5	85.9
Net realized gains (losses) on investments	156.0	173.1	(8.8)
Amortization of deferred credits and other benefits	—	91.6	41.4
Other revenue	100.3	29.1	398.0

Total revenues	4,185.4	3,234.4	850.9

Expenses
Losses and LAE	2,638.2	2,493.9	287.7
Insurance and reinsurance acquisition expenses	806.3	531.0	101.1
General and administrative expenses	469.9	476.5	87.9
Accretion of fair value adjustment to loss and LAE reserves	79.8	56.0	—
Interest expense	71.8	45.7	16.1
Share appreciation expense for Series B Warrants	—	58.8	—

Total expenses	4,066.0	3,661.9	492.8

Pretax earnings (loss)	119.4	(427.5)	358.1
Tax benefit (provision)	(11.7)	179.2	(43.1)

Net income (loss) before minority interest and equity in earnings of affiliates	107.7	(248.3)	315.0
Accretion of preferred stock of subsidiaries to face value	(10.6)	(5.1)	—
Dividends on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(18.1)	—
Equity in earnings (loss) of unconsolidated affiliates	14.0	.4	(2.1)

Net income (loss) from continuing operations	80.8	(271.1)	312.9
Net income from discontinued operations	—	—	95.0

Net income (loss) before extraordinary items and changes in accounting principles	80.8	(271.1)	407.9
Cumulative effect of changes in accounting principles	660.2	—	—
Excess of fair value of acquired net assets over cost	7.1	16.6	—
Loss on early extinguishment of debt	—	(4.8)	—

Net income (loss)	748.1	(259.3)	407.9

Net change in unrealized gains for investments held	301.8	(4.5)	56.3
Net change in foreign currency translation	(4.5)	(2.0)	(.7)
Reclassification of net gains included in net realized gains (losses) on investments	(95.0)	(36.0)	(15.9)

Comprehensive net income (loss)	$950.4	$(301.8)	$447.6

Computation of net income (loss) available to common shareholders
Net income (loss)	$748.1	$(259.3)	$407.9
Redemption value adjustment and dividends on Convertible Preference Shares	(19.4)	(305.4)	—

Net income (loss) available to common shareholders	$728.7	$(564.7)	$407.9

Basic earnings per share
Net income (loss) from continuing operations	$7.47	$(86.52)	$53.08
Net income (loss)	88.61	(84.75)	69.19
Diluted earnings per share
Net income (loss) from continuing operations	$6.80	$(86.52)	$52.84
Net income (loss)	80.75	(84.75)	68.89

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Total	Common Shares and paid-in surplus	Retained earnings	Accumulated other comprehensive income	Unearned compensation
	(Millions)
Balances at January 1, 2000	$614.3	$72.9	$534.2	$7.2	$—

Net income	407.9	—	407.9	—	—
Net change in unrealized investment gains	40.4	—	—	40.4	—
Net change in foreign currency translation	(.7)	—	—	(.7)	—
Dividends declared on Common Shares	(7.1)	—	(7.1)	—	—
Repurchases and retirements of Common Shares	(8.3)	(.8)	(7.5)	—	—

Balances at December 31, 2000	1,046.5	72.1	927.5	46.9	—

Net loss	(259.3)	—	(259.3)	—	—
Net change in unrealized investment gains	(40.5)	—	—	(40.5)	—
Net change in foreign currency translation	(2.0)	—	—	(2.0)	—
Dividends declared on Convertible Preference Shares	(.3)	—	(.3)	—	—
Dividends declared on Common Shares	(5.9)	—	(5.9)	—	—
Issuances of Common Shares	779.6	779.6	—	—	—
Redemption value adjustment—Convertible Preference Shares	(305.1)	—	(305.1)	—	—
Repurchases and retirements of Common Shares	(1.9)	(.1)	(1.8)	—	—
Issuance of Warrants	213.6	213.6	—	—	—
Issuance of Restricted Shares	—	31.9	—	—	(31.9)
Amortization of Restricted Shares	10.4	—	—	—	10.4
Accrued Option expense	9.5	9.5	—	—	—

Balances at December 31, 2001	1,444.6	1,106.6	355.1	4.4	(21.5)

Net income	748.1	—	748.1	—	—
Net change in unrealized investment gains	206.8	—	—	206.8	—
Net change in foreign currency translation	(4.5)	—	—	(4.5)	—
Dividends declared on Convertible Preference Shares	(.4)	—	(.4)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	30.2	30.2	—	—	—
Redemption value adjustment—Convertible Preference Shares	(19.0)	—	(19.0)	—	—
Repurchases and retirements of Common Shares	(6.5)	(2.9)	(3.6)	—	—
Amortization of Restricted Shares	16.2	—	—	—	16.2
Accrued Option expense	.7	.7	—	—	—

Balances at December 31, 2002	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Net income (loss)	$748.1	$(259.3)	$407.9
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(660.2)	—	—
Excess of fair value of acquired net assets over cost	(7.1)	(16.6)	—
Loss on early extinguishment of debt	—	4.8	—
Dividends on mandatorily redeemable preferred stock of subsidiaries	30.3	18.1	—
Net realized (gains) losses on investments	(156.0)	(173.1)	8.8
Share appreciation expense for Series B Warrants	—	58.8	—
Share expense for Options and Restricted Shares	16.9	20.0	—
Amortization of deferred credits and other benefits	—	(91.6)	(41.4)
Other operating items:
Net income tax receipts (payments)	189.6	(8.4)	(54.5)
Net change in insurance and reinsurance balances receivable	273.0	261.3	1.4
Net change in reinsurance recoverable on paid and unpaid losses	110.3	(1,410.1)	(367.2)
Net change in deferred acquisition costs	68.4	58.3	18.3
Net change in loss and LAE reserves	(652.3)	1,500.4	(72.4)
Net change in unearned insurance and reinsurance premiums	(300.1)	(247.0)	(19.9)
Net change in other assets and liabilities, net	63.4	(16.3)	5.0

Net cash used for operating activities	(275.7)	(300.7)	(114.0)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	755.2	(979.2)	(614.6)
Sales of fixed maturity investments	13,531.9	7,603.6	315.1
Maturities of fixed maturity investments	411.9	1,121.1	63.0
Sales of common equity securities and other investments	98.4	246.9	204.0
Proceeds from sales of subsidiaries and affiliates, net of cash acquired	—	23.6	570.4
Purchases of fixed maturity investments	(14,066.6)	(6,897.3)	(159.0)
Purchases of common equity securities and other investments	(244.5)	(233.8)	(205.6)
Purchases of consolidated and unconsolidated affiliates	(.5)	(1,979.8)	60.1
Net (acquisitions) dispositions of property and equipment	(12.8)	(7.7)	1.0

Net cash provided from (used for) investing activities	473.0	(1,102.6)	234.4

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	226.4	444.4	—
Proceeds from issuances of debt	8.0	832.0	15.0
Proceeds from issuances of preferred stock of subsidiaries	—	245.0	—
Proceeds from the issuance of Warrants	—	75.0	—
Repayments of debt	(338.6)	(103.9)	(119.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(18.1)	—
Dividends paid on Common Shares	(8.3)	(5.9)	(7.1)
Dividends paid on Convertible Preference Shares	(.4)	(.3)	—
Common Shares repurchased and retired	—	(1.9)	(8.8)

Net cash (used for) provided from financing activities	(143.2)	1,466.3	(119.9)

Net increase in cash during year	54.1	63.0	.5
Cash balance at beginning of year	67.4	4.4	3.9

Cash balance at end of year	$121.5	$67.4	$4.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with GAAP in the United States. Previously defined terms used within these financial statements have the same meaning as they appear elsewhere within this report. The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.

        White Mountains' consolidated property and casualty insurance operations are conducted primarily through OneBeacon which was acquired by White Mountains on June 1, 2001. Therefore, the Company's 2001 consolidated financial results include OneBeacon's results only for the seven months ended December 31, 2001. In connection with the acquisition of OneBeacon, the insurance and reinsurance operations of Folksamerica, Peninsula, American Centennial, British Insurance Company and Esurance were contributed by the Company to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies.

        White Mountains' internationally-based reinsurance operations are conducted primarily through its wholly-owned subsidiary Fund American Re, which is commercially domiciled in Bermuda, maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. In December 2001, White Mountains formed WMU, an Ireland-domiciled consulting services provider specializing in international property excess reinsurance. In addition, through its holdings of common shares and warrants, White Mountains owns approximately 21%, on a fully-converted basis, of Montpelier, a Bermuda-domiciled insurance and reinsurance holding company.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the Company's financial position, its results of operations and its cash flows.

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

Investment Securities

        White Mountains' portfolio of fixed maturity investments and common equity securities are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market values. Other investments principally include investments in limited partnership interests which are recorded using the equity method of accounting. Net unrealized investment gains and losses, after-tax, associated with such investments are reported as a net amount as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer.

Investment losses that are other than temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.

        Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

        Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2002 and 2001.

        OneBeacon participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. OneBeacon maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities and is monitored and maintained by the lending agent. An indemnification agreement with the lending agent protects OneBeacon in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance and Reinsurance Operations

        White Mountains accounts for insurance policies which it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance's LAD servicing fees are included in earned premiums.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and LAE, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. During 2002, OneBeacon recognized a $22.8 million premium deficiency charge on deferred acquisition costs associated with its business subject to the Renewal Rights Agreement.

        Losses and LAE are charged against income as incurred. Unpaid insurance losses and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and LAE are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management's best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7% at December 31, 2002).

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge over the period that the claims to which such reserves relate are expected to be settled. See Note 3.

        White Mountains' insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113 and Emerging Issues Task Force Topic No. D-54, as applicable.

        Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers. White Mountains is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

Accounting for Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, White Mountains' insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS No. 60 or as assumed reinsurance under SFAS No. 113, depending upon the structure of the mechanism.

        OneBeacon's market assignments are typically required to be written in the current period, however, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon's residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon's insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, "Accounting for Contingencies", when the amount of such anticipated losses is determined to be probable and can be reasonably estimable.

Accounting for Insurance-related Assessments

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"), White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.

Federal and Foreign Income Taxes

        As a result of the Redomestication, income earned or losses incurred by the Bermuda and Barbados Companies will generally be subject to an overall effective tax rate lower than that imposed by the United States. The U.S. Companies are subject to U.S. income taxes. Prior to the Redomestication, the Company filed a consolidated U.S. Federal income tax return with its subsidiaries. The U.S. Companies continue to file U.S. tax returns but may no longer do so on a group-wide consolidated basis. As a result, the aggregate U.S. income tax liability of the U.S. Companies may be higher than it otherwise would have been if part of a consolidated tax return.

        Deferred tax assets and liabilities are recorded when a difference between an asset or liability's financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes". The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

Foreign Currency Translation

        Net after-tax unrealized losses from foreign currency fluctuations associated with Fund American Re's operations, WMU's operations, Folksamerica's Canadian operations and certain of British Insurance Company's loss reserves totalled $7.2 million and $2.7 million at December 31, 2002 and December 31, 2001, respectively. These net after-tax losses are recorded in shareholders' equity as a component of accumulated other comprehensive income and changes in these values are reported on the Company's statement of income and comprehensive income as a component of other comprehensive income.

Earnings (Loss) Per Share

        Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table outlines the Company's computation of earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$80.8	$(271.1)	$312.9
Redemption value adjustment and dividends on Convertible
Preference Shares	(19.4)	(305.4)	—

Net income (loss) from continuing operations available to common shareholders	$61.4	$(576.5)	$312.9

Cumulative effect of changes in accounting principles	660.2	—	—
Extraordinary income items	7.1	11.8	—
Net income from discontinued operations	—	—	95.0

Net income (loss) available to common shareholders	$728.7	$(564.7)	$407.9

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$61.4	$(576.5)	$312.9
Other effects on diluted earnings(a)	(.1)	—	—

Net income (loss) from continuing operations available to common shareholders	$61.3	$(576.5)	$312.9

Cumulative effect of changes in accounting principles	660.2	—	—
Extraordinary income items	7.1	11.8	—
Net income from discontinued operations	—	—	95.0

Adjusted net income (loss) available to common shareholders	$728.6	$(564.7)	$407.9

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common
Shares outstanding)	8,225	6,663	5,895
Average outstanding dilutive Options and warrants to acquire
Common Shares(b)	799	—	26

Diluted earnings (loss) per share denominator	9,024	6,663	5,921

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$7.47	$(86.52)	$53.08
Cumulative effect of changes in accounting principles	80.27	—	—
Extraordinary income items	.87	1.77	—
Net income from discontinued operations	—	—	16.11

Net income (loss)	$88.61	$(84.75)	$69.19

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$6.80	$(86.52)	$52.84
Cumulative effect of changes in accounting principles	73.16	—	—
Extraordinary income items	.79	1.77	—
Net income from discontinued operations	—	—	16.05

Net income (loss)	$80.75	$(84.75)	$68.89

        (a) Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding options and warrants to acquire common shares of Montpelier that are currently in-the-money.

        (b) The following potentially dilutive Common Share equivalents are not included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive: (i) in 2002 and 2001, Options to acquire 61,965 and 80,665 Common Shares, respectively, at an average exercise price of $125.31 and $118.22, respectively, per Common Share; (ii) in 2001, warrants to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share; (iii) in 2002 and 2001, 73,500 and 94,500 Restricted Shares outstanding, respectively. See Note 9 for detailed information concerning Restricted Shares outstanding and potentially dilutive Options and warrants to acquire Common Shares.

Recently Adopted Changes in Accounting Principles

Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Provisions of SFAS No. 148 provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end reporting.

        White Mountains' share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. See Note 9. White Mountains expenses all its share-based compensation, including its outstanding Options. White Mountains accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). The accounting treatment for White Mountains' Restricted Share awards under APB 25 is identical to the method prescribed by SFAS No. 123, whereby the Restricted Shares are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Compensation expense charged to earnings for Restricted Shares was $16.2 million and $10.4 million for the years ended December 31, 2002 and 2001, respectively. There were no Restricted Shares outstanding in 2000. The accounting treatment for White Mountains' performance share awards under APB 25 is also identical to the method prescribed by SFAS No. 123, whereby the liability for performance share awards is measured each period based upon the current market price of the underlying Common Shares. During 2002, 2001 and 2000, White Mountains recorded compensation charges of $63.5 million, $31.6 million and $25.8 million, respectively, for outstanding performance shares.

        In 2000, the Company issued a one-time award of 81,000 Options. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company's outstanding Options are accounted for as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged to earnings for Options was $.7 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively.

        White Mountains has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" with respect to its outstanding Options and Restricted Shares. The following table illustrates the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of SFAS No. 123 to its employee Option incentive compensation program.

	Year Ended December 31,
	2002	2001	2000
	Millions, except per share amounts
Net income (loss), as reported	$748.1	$(259.3)	$407.9
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	.7	9.5	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(.1)	(.1)	—

Net income (loss), pro forma	$748.7	$(249.9)	$407.9

Earnings (loss) per share:
Basic—as reported	$88.61	$(84.75)	$69.19
Basic—pro forma	88.67	(83.34)	69.19
Diluted—as reported	80.75	(84.75)	68.89
Diluted—pro forma	80.81	(83.34)	68.89

        White Mountains' compensation expense related to its Options was higher in 2002 and 2001 than it would have been had the Company accounted for its Options under SFAS No. 123 due to the following factors: (i) compensation expense under SFAS No. 123 is based on the fair value of the Options at the date of grant and subsequent changes in the market value of the underlying stock are not considered. Since the date the Options were granted, the market price of Common Shares has increased from $106.19 at February 27, 2000 (the date of grant) to $348.00 at December 31, 2001 and $323.00 at December 31, 2002. The intrinsic value method of accounting for compensation expense under FIN 28, which the Company follows, captured this increase in market value and resulted in increased compensation expense as compared to SFAS No. 123. (ii) variable plan accounting under FIN 28 prescribes that compensation expense be recognized over the service period, which results in an accelerated recognition of the expense as compared to using the vesting period prescribed by SFAS No. 123.

Business Combinations

        In 2001, White Mountains adopted the provisions of SFAS No. 141, "Business Combinations", which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle. SFAS No. 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain. In accordance with SFAS No. 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica's acquisition of Imperial in April 2002 and recognized extraordinary gains of $13.6 million and $3.0 million during 2001 in connection with Folksamerica's acquisition of C-F and the acquisition of certain net assets of Folksam.

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS No. 142, little guidance existed as to how to determine and measure goodwill impairment. As a result of the issuance of SFAS No. 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

        Net income (loss) from continuing operations, net income (loss) and earnings (loss) per Common Share amounts for the years ended December 31, 2001 and 2000, adjusted to exclude charges from goodwill amortization and revenues from deferred credit amortization, are as follows:

	Year Ended December 31, 2001		Year Ended December 31, 2000
Millions, except per share amounts	Net loss before extraordinary items	Net loss	Net income (loss) before extraordinary items	Net Income
Net income (loss)
Reported net income (loss)	$(271.1)	$(259.2)	$312.9	$407.9
Amortization of deferred credits	(91.6)	(91.6)	(41.4)	(41.4)
Amortization of goodwill	3.1	3.1	3.5	3.5

Adjusted net income (loss)	$(359.6)	$(347.8)	$275.0	$370.0

Basic earnings (loss) per share
Reported net income (loss) per Share	$(86.52)	$(84.75)	$53.08	$69.19
Amortization of deferred credits	(13.75)	(13.75)	(7.02)	(7.02)
Amortization of goodwill	.47	.47	.60	.60

Adjusted net income (loss) per Share	$(99.80)	$(98.03)	$46.66	$62.77

Diluted earnings (loss) per share
Reported net income (loss) per Share	$(86.52)	$(84.75)	$52.84	$68.89
Amortization of deferred credits	(13.75)	(13.75)	(6.99)	(6.99)
Amortization of goodwill	.47	.47	.60	.60

Adjusted net income (loss) per Share	$(99.80)	$(98.03)	$46.45	$62.50

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interests. Under FIN 46, the primary beneficiary of a VIE is required consolidate the VIE. FIN 46 is required to be adopted for financial periods ending after June 15, 2003. At December 31, 2002, White Mountains held certain investments that, for purposes of FIN 46, are being evaluated to determine whether such investments should be consolidated or disclosed as a variable interest entity in the Company's future financial statements. Such investments include limited partnerships currently accounted for under the equity method and OneBeacon's surplus note investment in New Jersey Skylands.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands the disclosures to be made by a guarantor in the consolidated financial statements and generally requires recognition of a liability for the fair value of a guarantee at its inception. The disclosure requirements of this interpretation are effective for the Company for fiscal periods ending after December 15, 2002. The measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation does not apply to guarantees issued by insurance companies accounted for under insurance-specific accounting literature. White Mountains is currently evaluating the impact of the adoption of the measurement provisions of FIN 45 and does not expect the adoption of FIN 45 to have material impact.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize a liability for costs associated with exit or disposal activities at fair value when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Accordingly, SFAS 146 will impact all exit or disposal activities initiated by White Mountains after December 31, 2002.

Note 2. Significant Transactions

Equity Issuance and Debt Refinancing

        On October 24, 2002, White Mountains sold $225.0 million of its equity securities in private transactions. Investment funds managed by Franklin Mutual, which were existing shareholders of White Mountains, purchased $200.0 million of convertible preference shares based on a value of $295.00 per common share. See Note 10. In addition, investment funds managed by Highfields Capital Management LP purchased 84,745 Common Shares for $25.0 million ($295.00 per Common Share).

        On October 31, 2002, FAC completed an amendment of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. See Note 6.

OneBeacon

        On June 1, 2001, White Mountains acquired OneBeacon from Aviva for $2,114.3 million, of which $260.0 million consisted of the Seller Note with the balance paid in cash. Also, as part of the financing of the Acquisition, White Mountains issued $437.6 million of a new class of non-voting convertible preference shares of the Company, which were subsequently converted into Common Shares upon shareholder approval on August 23, 2001, and issued the Warrants to Berkshire to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. See Note 11. Of the total Warrants purchased by Berkshire, the Series A Warrants to purchase 1,170,000 Common Shares were immediately exercisable and the Series B Warrants to purchase 544,285 Common Shares became exercisable upon shareholder approval at the 2001 Annual Meeting.

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to the Renewal Rights Agreement. This transfer amounted to approximately $1.5 billion in net written premiums, or approximately 45% of OneBeacon's total business at the time the agreement was put in place. A reinsurance agreement between OneBeacon and Liberty Mutual pro-rates results so that OneBeacon shares in approximately two-thirds and one-third of the operating results of the transferred business corresponding to renewal premiums written in the first and second years following the execution of the Renewal Rights Agreement, respectively.

Purchase Accounting Associated with the Acquisition

        The Acquisition was accounted for by the purchase method of accounting in accordance with the treatment of a purchase business combination under APB No. 16, "Business Combinations" and, therefore, the assets and liabilities of OneBeacon were recorded by White Mountains at their fair values on June 1, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows: (i) the purchase price of OneBeacon was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of the fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining $682.0 million excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit.

        In accordance with the purchase method of accounting, on June 1, 2001, White Mountains increased the net assets of OneBeacon by $134.0 million ($87.1 million after-tax) representing adjustments to reflect the estimated fair value of OneBeacon's assets and liabilities assumed. This increase was primarily comprised of a pretax adjustment of $300.0 million resulting from fair value adjustments made to OneBeacon's loss and LAE reserves and related reinsurance recoverables, offset by (i) $28.0 million of liabilities associated with the fair value of obligations under National Accounts and National Programs contracts, (ii) $15.3 million in liabilities associated with the expected costs to exit certain business activities of OneBeacon and (iii) $86.0 million to recognize the fair value of employee benefit obligations. White Mountains also decreased the net assets of OneBeacon by an additional $246.5 million ($175.0 million after-tax) representing an allocation of the excess of acquired net assets over the purchase price to OneBeacon's non-current, non-financial assets existing at the time of the Acquisition, primarily its property, plant and equipment.

        The fair value of assets and liabilities acquired on June 1, 2001 were as follows ($ in millions):

Fair value of assets acquired	$11,895.1
Fair value of liabilities acquired	9,098.8

Fair value of net assets acquired	2,796.3
Total purchase price, including expenses	(2,114.3)

Resulting deferred credit	$682.0

        Significant assets and liabilities acquired through OneBeacon included $34.0 million of cash, $7,408.6 million of investments, $2,448.9 million of reinsurance recoverable on paid and unpaid losses, $1,267.3 million of insurance premiums receivable, $6,364.2 million of loss and LAE reserves and $1,897.7 million of unearned insurance premiums.

        In conjunction with its adoption of SFAS No. 141, White Mountains recognized its entire unamortized deferred credit balance on January 1, 2002, including its unamortized deferred credit balance relating to OneBeacon of $625.1 million at December 31, 2001, as a change in accounting principle. Had the Acquisition occurred on or after July 1, 2001, White Mountains would have immediately recognized this deferred credit on its income statement as an extraordinary gain as with its acquisitions of C-F and the Folksam net assets.

Pro Forma Financial Information for the Acquisition—Years Ended December 31, 2001 and 2000

        Supplemental unaudited pro forma condensed combined income statement information for the years ended December 31, 2001 and 2000, which gives effect to the Acquisition as if it had occurred on January 1, 2001 and 2000, respectively, follows:

	Pro Forma Year Ended December 31,
	2001	2000
	(Unaudited) Millions, except per share amounts
Total revenues as reported	$3,234.4	$850.9
Pro forma effect of the Acquisition	2,494.2	5,515.9

Total pro forma revenues	$5,728.6	$6,366.8

Pro forma net loss from continuing operations	$(254.4)	$(59.0)

Basic and diluted loss per share numerator:
Pro forma net loss from continuing operations available to common shareholders	$(564.6)	$(322.7)
Basic and diluted loss per share:
Pro forma net loss from continuing operations	$(84.29)	$(54.74)

        The unaudited pro forma information presented above for the years ended December 31, 2001 and 2000 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Acquisition been consummated at January 1, 2001 and 2000, respectively. Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover, which are not included therein. The NICO Cover and the GRC Cover would have reduced revenues by $1.5 billion and increased the net loss from continuing operations by $306.9 million during the pro forma periods presented. In addition, the pro forma results presented above do not reflect the effects of the Renewal Rights Agreement, which would have reduced revenues by $277.5 million and $474.5 million, respectively, and reduced expenses by $322.9 million and $547.5 million, respectively, during the 2001 and 2000 pro forma periods presented.

Other Acquisitions and Dispositions

        In April 2002, Folksamerica acquired Imperial for $4.2 million including related expenses ($.5 million net of cash acquired). Significant assets and liabilities acquired included investments of $22.8 million and gross loss and LAE reserves of $11.9 million. In accordance with SFAS No. 141, White Mountains recognized a $7.1 million extraordinary gain during 2002 representing the excess of the fair value of Imperial's net assets over its cost.

        In December 2001, White Mountains, through OneBeacon, invested $180.0 million in Montpelier. See Note 14.

        In December 2001, Fund American Re acquired substantially all of the international reinsurance operations of Folksam. The $64.0 million purchase price was paid in a combination of cash, a note and Common Shares. Additionally, in August 2002, $24.2 million of total assets and total liabilities of Folksam's Singapore-based reinsurance operations were transferred to Fund American Re. At December 31, 2002, Fund American Re had $149.9 million of total assets and $58.1 million of shareholder's equity. In accordance with SFAS No. 141, White Mountains recognized a $3.0 million extraordinary gain during 2001 representing the excess of the fair value of Folksam's net assets over its cost.

        In September 2001, Folksamerica acquired C-F for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition. In accordance with SFAS No. 141, White Mountains recognized a $13.6 million extraordinary gain during 2001 representing the excess of the fair value of C-F's net assets over its cost.

        In January 2001, the Company sold Waterford to a third party for consideration of $23.6 million in cash, net of transaction related expenses. White Mountains recognized a $12.4 million pretax gain on the sale of Waterford in 2001.

        In October 2000, Folksamerica purchased 80% of Esurance for $9.0 million. During the fourth quarter of 2001, Folksamerica purchased the remaining outstanding stock for $1.4 million. At and for the year ended December 31, 2002, Esurance had total assets of $38.2 million, total revenues of $10.9 million and an accumulated shareholder's deficit of $24.9 million.

        In October 2000, the Company was informed that the Internal Revenue Service agreed with its position taken in its 1991 tax return concerning the sale of Fireman's Fund and, accordingly, released a $95.0 million reserve during 2000 to income which is presented as a gain from discontinued operations.

        In July 2000, White Mountains sold its indirect, wholly-owned subsidiary, White Mountains Holdings, Inc. (which controlled a substantial amount of its holdings of FSA) and all its other holdings of FSA Common Stock to Dexia for proceeds of $620.4 million. White Mountains recognized a $391.2 million pretax gain on the Dexia Sale in 2000.

        In May 2000, Folksamerica completed its acquisition of Risk Capital for $20.3 million in cash plus related expenses. Because the cost of Risk Capital was more than the fair value of its net identifiable assets at that date, White Mountains recorded $24.9 million in goodwill at acquisition, which was being amortized to income over the estimated period of benefit of ten years prior to the adoption of SFAS 142.

        In March 2000, Folksamerica acquired PCA for $122.3 million in cash. Because the cost of PCA was less than the fair value of its net identifiable assets acquired at that date, White Mountains recorded a $37.9 million deferred credit at acquisition, which was being amortized to income over the estimated period of benefit of six years prior to the adoption of SFAS No. 141 on January 1, 2002.

Note 3. Reserves for Unpaid Losses and Loss Adjustment Expenses

Insurance

        White Mountains' insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of a number of factors that occurred prior to and since the Acquisition. As previously discussed, OneBeacon is the result of the merger of the U.S. operations of General Accident and Commercial Union. While relatively the same size, the legacy companies had different underwriting and claims management practices, which produced different business and underwriting results. The operational integration of the two companies was complex and included changes in underwriting and claims operations. Beginning in the mid-1990s, and continuing through the Merger, the subsequent operational integration of the legacy companies and the Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends, such as patterns of claim development (i.e., reported claims and paid losses), into the future. Accordingly, estimating reserves becomes more uncertain if business mix, coverage limits, case reserve adequacy, claims payment rates and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns.

        Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported ("IBNR") reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

        Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. White Mountains' own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate White Mountains' own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, White Mountains uses a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

        In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Often the factors influencing changes in claim costs are difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment.

        Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, D&O, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, White Mountains may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

Reinsurance

        White Mountains' reinsurance subsidiaries establish reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves for White Mountains' reinsurance subsidiaries is similar to the process described above for White Mountains' insurance subsidiaries and, as of any given date, is inherently uncertain. Reserve estimates reflect the judgment of both the ceding company and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including LAE reserves, based upon White Mountains' share of the amount of reserves established by the ceding company and White Mountains' independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes case reserves in excess of its share of the reserves established by the ceding company.

        White Mountains' reinsurance subsidiaries use a combination of actuarial methods to determine IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced, as supplemented by reported industry patterns, and (2) methods in which the level of IBNR reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written.

        As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the "claim-tail". During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about claims and trends may become known and, as a result, White Mountains may adjust its loss and LAE reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Management believes that loss and LAE reserves as of December 31, 2002 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact White Mountains' future results of operations.

Loss and loss adjustment expense reserve summary

        The following table summarizes the loss and LAE reserve activities of White Mountains' insurance and reinsurance subsidiaries for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Gross beginning balance	$9,527.6	$1,556.3	$851.0
Less beginning reinsurance recoverable on unpaid losses	(4,203.5)	(726.5)	(169.0)

Net loss and LAE reserves	5,324.1	829.8	682.0
Loss and LAE reserves acquired—Imperial	11.0	—	—
Loss and LAE reserves acquired—Fund American Re(1)	17.5	4.4	—
Loss and LAE reserves acquired—OneBeacon(1)	—	4,394.4	—
Loss and LAE reserves acquired—C-F(1)	—	2.3	—
Loss and LAE reserves transferred(2)	(22.4)	(22.2)	(270.6)
Loss and LAE reserves acquired—PCA(1)	—	—	253.8
Loss and LAE reserves acquired—Risk Capital Operations(1)	—	—	312.6
Losses and LAE incurred relating to:
Current year losses	2,548.2	2,390.6	264.1
Prior year losses	90.0	103.3	23.6

Total incurred losses and LAE	2,638.2	2,493.9	287.7
Accretion of fair value adjustment to loss and LAE reserves	79.8	56.0	—
Loss and LAE paid relating to:
Current year losses	(1,072.9)	(1,093.4)	(16.0)
Prior year losses	(2,171.9)	(1,341.1)	(419.7)

Total loss and LAE payments	(3,244.8)	(2,434.5)	(435.7)
Net ending balance	4,803.4	5,324.1	829.8
Plus ending reinsurance recoverable on unpaid losses	4,071.9	4,203.5	726.5

Gross ending balance	$8,875.3	$9,527.6	$1,556.3

(1)
Reinsurance recoverables on unpaid losses acquired in the OneBeacon, Fund American Re, Risk Capital Operations, PCA and USF Re acquisitions were $1,969.8 million, $21.0 million, $59.1 million, $153.3 million and $21.8 million, respectively.

(2)
Represents $22.2 million and $270.6 million of loss reserves ceded to Imagine Re during 2001 and 2000, respectively. See Note 4.

        Prior accident year losses of $90.0 million incurred in 2002 consisted primarily of $57.4 million recorded during the fourth quarter of 2002 at OneBeacon, $17.0 million recorded at Folksamerica, $10.5 million recorded at Fund American Re and $5.1 million recorded at White Mountains' other insurance subsidiaries.

        OneBeacon's prior year development was comprised of a $97.4 million increase related to accident years 2000 and prior, while reserves for accident year 2001 were reduced by $40.0 million. Reserve increases for 2000 and prior accident years primarily relate to increases in reserves for workers compensation coverages reduced by decreases in reserves for unallocated LAE. Workers compensation reserves for accident years 2000 and prior increased $155.3 million (on reserves as of December 31, 2001 of $1.2 billion). These reserve increases related primarily to a continuing unfavorable trend of increases in workers compensation medical claims and indemnity costs. Based on a study provided by the NCCI, workers compensation medical claims costs rose an average of 14% during 2002, compared with an average of 12% during 2001. Average workers compensation indemnity costs rose 11% during 2002 compared with an increase of 9% during 2001. Decreases in reserves for unallocated LAE resulted from completion of an activity-based-cost study which indicated future claim servicing costs were less than originally projected. This decrease primarily related to multiple peril and general liability coverages. The reduction in reserves for accident year 2001 was due in large part to favorable development on property losses from the Attacks.

        The prior year development at Folksamerica consisted primarily of (i) additional losses of $9.7 million relating to the Attacks, (ii) additional losses of $7.3 million from aviation insurance coverage, in relation to the Risk Capital business, (iii) reserve additions relating to asbestos and environmental losses of $11.4 million, (iv) $3.5 million of adverse development relating to the remaining business from the USF Re acquisition, offset by (v) $17.0 million of net income recorded during the first quarter relating to the reversal of an allowance for doubtful reinsurance recoveries related to PCA. These losses, with exception of the those relating to the Attacks, are covered under the Imagine Cover, and were partially offset by amortization of the deferred gain related to retroactive reinsurance.

        Included in the prior accident year losses of $103.3 million incurred in 2001 was $64.6 million recorded at OneBeacon. OneBeacon's increases in net reserves related to long-tail lines of business, primarily for accident years 1998 through 2000. Reserve increases before recoveries under the GRC Cover were $205.4 million for workers compensation (on reserves as of December 31, 2000 of $998.2 million), $34.0 million for general liability (on reserves as of December 31, 2000 of $1.2 billion million), $152.2 million for multiple peril (on reserves as of December 31, 2000 of $1.3 billion) and $58.9 million for commercial automobile liability (on reserves as of December 31, 2000 of $676.1 million).

        Prior accident year losses reported in 2001 also included $22.2 million in reserve increases recorded by Folksamerica on business ceded under the Imagine Cover during the 2000 fourth quarter - See Note 4 for details of this agreement. Because the Imagine Cover was retroactive, the offsetting benefit (reinsurance recoverable) of $22.2 million has been deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims. An additional $16.5 million in prior accident year losses incurred in 2001 were primarily due to higher than expected reported losses in Folksamerica's property excess line.

        Incurred losses for the year ended December 31, 2000 related to prior accident years of $23.6 million were principally from the portfolios acquired with USF Re and Risk Capital. In connection with the USF Re acquisition, Folksamerica issued the USF Re Seller Note for $20.8 million under which Folksamerica was not required to repay the loan should loss and LAE acquired in the acquisition develop adversely. In response to adverse development experienced on reserves acquired in the USF Re acquisition, the USF Re Seller Note was reduced by $6.8 million during the year ended December 31, 2000.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This reduction to net loss and LAE reserves of $300.0 million is being accreted through an income statement charge over the period that the claims are expected to be settled. As a result, White Mountains recognized $79.8 million and $56.0 million of accretion to loss and LAE reserves during 2002 and 2001, respectively. White Mountains will accrete the remaining $164.2 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the Acquisition.

        The fair values of OneBeacon's loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted OneBeacon's nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's historical loss data. The resulting discount was reduced by the "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves in order to estimate fair value. This was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would incur if it had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and loss adjustment expense reserve activity

        White Mountains' reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

        Immediately prior to the Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with NICO for a premium of $1.3 billion under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 58% of asbestos losses and 40% of environmental losses have been recovered under the historical third party reinsurance.

        White Mountains estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by NICO at December 31, 2002. Approximately $419 million of the estimated $1,771 million of incurred losses have been paid by NICO through December 31, 2002. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $729 million protection remaining under the NICO Cover.

        White Mountains' reserves for A&E losses at December 31, 2002 represent management's best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments.

        The following table summarizes reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for White Mountains' consolidated insurance and reinsurance operations for the years ended December 31, 2002, 2001 and 2000, respectively.

	Year Ended December 31,
	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
	(Millions)
Asbestos:
Beginning balance	$1,246.9	$46.9	$51.0	$37.2	$53.4	$40.0
Loss and LAE reserves acquired	—	—	222.0	6.9	—	—
Incurred losses and LAE	21.5	16.6	1,064.5	12.8	5.5	4.3
Paid losses and LAE	(67.5)	(12.6)	(90.6)	(10.0)	(7.9)	(7.1)

Ending balance	1,200.9	50.9	1,246.9	46.9	51.0	37.2

Environmental:
Beginning balance	766.5	33.5	18.6	16.9	20.1	18.1
Loss and LAE reserves acquired	—	—	779.7	25.4	—	—
Incurred losses and LAE	3.4	2.7	.4	.1	2.9	2.2
Paid losses and LAE	(52.4)	(10.1)	(32.2)	(8.9)	(4.4)	(3.4)

Ending balance	717.5	26.1	766.5	33.5	18.6	16.9

Total asbestos and environmental:
Beginning balance	2,013.4	80.4	69.6	54.1	73.5	58.1
Loss and LAE reserves acquired	—	—	1,001.7	32.3	—	—
Incurred losses and LAE	24.9	19.3	1,064.9	12.9	8.4	6.5
Paid losses and LAE	(119.9)	(22.7)	(122.8)	(18.9)	(12.3)	(10.5)

Ending balance	$1,918.4	$77.0	$2,013.4	$80.4	$69.6	$54.1

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains' insurance and reinsurance subsidiaries' written and earned premiums and on loss and LAE were as follows:

	Year Ended December 31, 2002
	OneBeacon(1)	Folksamerica	Other Insurance Operations	Total
	(Millions)
Gross written premiums:
Direct	$2,782.6	$7.2	$34.9	$2,824.7
Assumed	569.0	958.1	69.8	1,596.9
Ceded	(828.8)	(286.6)	(12.7)	(1,128.1)

Net written premiums	$2,522.8	$678.7	$92.0	$3,293.5

Gross earned premiums:
Direct	$3,181.8	$7.2	$34.8	$3,223.8
Assumed	504.6	901.1	62.0	1,467.7
Ceded	(815.5)	(287.8)	(11.8)	(1,115.1)

Net earned premiums	$2,870.9	$620.5	$85.0	$3,576.4

Losses and LAE:
Direct	$2,405.5	$(27.7)	$31.1	$2,408.9
Assumed	389.0	589.5	51.2	1,029.7
Ceded	(663.2)	(129.9)	(7.3)	(800.4)

Net losses and LAE	$2,131.3	$431.9	$75.0	$2,638.2

	Year Ended December 31, 2001
	OneBeacon	Folksamerica	Other Insurance Operations	Total
	(Millions)
Gross written premiums:
Direct	$2,104.6	$6.0	$32.0	$2,142.6
Assumed	174.7	636.4	1.3	812.4
Ceded	(401.1)	(183.5)	(5.0)	(589.6)

Net written premiums	$1,878.2	$458.9	$28.3	$2,365.4

Gross earned premiums:
Direct	$2,374.2	$6.0	$30.7	$2,410.9
Assumed	64.2	648.8	-	713.0
Ceded	(230.2)	(233.3)	(4.3)	(467.8)

Net earned premiums	$2,208.2	$421.5	$26.4	$2,656.1

Losses and LAE:
Direct	$3,379.5	$(5.4)	$21.8	$3,395.9
Assumed	68.6	661.5	15.5	745.6
Ceded	(1,374.3)	(271.1)	(2.2)	(1,647.6)

Net losses and LAE	$2,073.8	$385.0	$35.1	$2,493.9

	Year Ended December 31, 2000
	OneBeacon	Folksamerica	Other Insurance Operations	Total
	(Millions)
Gross written premiums:
Direct	$—	$6.3	$25.9	$32.2
Assumed	—	484.7	—	484.7
Ceded	—	(158.4)	(3.3)	(161.7)

Net written premiums	$—	$332.6	$22.6	$355.2

Gross earned premiums:
Direct	$—	$4.1	$28.4	$32.5
Assumed	—	476.1	.4	476.5
Ceded	—	(167.7)	(6.9)	(174.6)

Net earned premiums	$—	$312.5	$21.9	$334.4

Losses and LAE:
Direct	$—	$(.6)	$20.6	$20.0
Assumed	—	468.5	.3	468.8
Ceded	—	(197.1)	(4.0)	(201.1)

Net losses and LAE	$—	$270.8	$16.9	$287.7

(1)
Assumed amounts relate to business assumed under the Renewal Rights Agreement.

OneBeacon

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. OneBeacon's largest single natural catastrophe risk is a Northeast windstorm.

        OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

        As a result of the Attacks, OneBeacon incurred approximately $75.0 million of pretax loss and LAE net of reinsurance, or approximately $248.0 million gross of reinsurance. In light of the Attacks, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by seeking to exclude coverage for such losses from their policies.

        On November 26, 2002, President Bush signed the Terrorism Act, which established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level under the Terrorism Act to be approximately $100 million in 2003. Aggregate industry retention levels are $10.0 billion from the date the Terrorism Act was enacted through December 31, 2003, $12.5 billion for 2004 and $15.0 billion for 2005. The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon's or the industry's retention levels up to $100.0 billion. The Terrorism Act is in effect until December 31, 2004, at which time certain members of the U.S. government have the authority to renew it for another year. Should the Terrorism Act be renewed on December 31, 2004, it will expire on December 31, 2005.

        OneBeacon's 2002 catastrophe reinsurance program was through a group of reinsurers, with a $125.0 million retention for losses resulting from any single catastrophe. Property catastrophe losses from a single event in excess of $125.0 million and up to $200.0 million were reinsured for 75% of the loss. Property catastrophe losses from a single event in excess of $200.0 million and up to $750.0 million were reinsured for 95% of the loss. The 2002 catastrophe program was developed based on OneBeacon's exposure to a one-in-250 year Northeast windstorm.

        When evaluating its catastrophe reinsurance program for 2003, OneBeacon determined that its exposure to risks resulting from a catastrophic Northeast windstorm are mitigated in the early part of calendar years due to the seasonality of such storms. Accordingly, for the first four months of 2003, OneBeacon entered into a catastrophe reinsurance program under which (1) the first $125.0 million of losses resulting from any single catastrophe are retained by OneBeacon and (2) property catastrophe losses from a single event in excess of $125.0 million and up to $325.0 million are reinsured for 99% of the loss. Effective May 1, 2003, OneBeacon intends to enter into a property catastrophe cover that is consistent with the coverage provided by its 2002 catastrophe reinsurance program.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks or from "certified" events as defined under the Terrorism Act. The program covers personal property losses resulting from other types of terrorist attacks and commercial property losses from other types of domestic terrorist attacks. As a result, OneBeacon does not have reinsurance protection under either the Terrorism Act or its catastrophe reinsurance program for personal property losses resulting from a nuclear, biological or chemical attack. In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium. OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving worker's compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million. This program provides one full $55.0 million limit for either "certified" or "non-certified" terrorism losses but does not provide for losses resulting from nuclear, biological or chemical attacks. OneBeacon also purchases reinsurance coverage for certain risks at levels below $125.0 million, on either a facultative or treaty basis, where it deems appropriate.

        In connection with the Acquisition, OneBeacon obtained the NICO Cover under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and LAE incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures. See Note 3 for a description of the NICO Cover.

        Also in connection with the Acquisition, OneBeacon obtained the GRC Cover which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at December 31, 2002 and December 31, 2001. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover.

        At December 31, 2002, OneBeacon had $77.9 million of reinsurance currently recoverable on paid losses and $3,560.6 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. Excluding industry pools and associations of $376.2 million, which are not rated by A.M. Best, 96% of OneBeacon's total reinsurance recoverables at December 31, 2002 were with reinsurers that had an A.M. Best rating of "A-" (Excellent) or better. The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

	Balance at December 31, 2002	% of Total	A.M. Best Rating
	($ in Millions)
Top Reinsurers
Subsidiaries of Berkshire (NICO and GRC)	$2,585.1	71%	A++
Liberty Mutual and subsidiaries*	273.8	8	A
Tokio Fire and Marine Insurance Company	67.1	2	A++
American Re-Insurance Company	47.0	1	A+
Aviva plc and its affiliates**	34.9	1	not rated

*
At December 31, 2002, OneBeacon had assumed balances payable and expenses payable of approximately $266.9 million under the Renewal Rights Agreement. In the event of Liberty Mutual's insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

**
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

Folksamerica

        Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and the purchase of catastrophe reinsurance. Folksamerica's current catastrophe protection program includes $35.0 million of protection in excess of a $60.0 million retention for a second loss. The current program also includes coverage of $15.0 million in excess of a $5.0 million retention for Folksamerica's proportional property portfolio. Each of the above contracts are 100% placed with a single, top quality reinsurer and have reinstatement provisions whereby, in the event of one loss, the coverage is reinstated for additional premium. Folksamerica's reinsurance program also includes annual aggregate stop loss protection from London Life, which protects the Company's accident year loss ratio from the effect of a very large catastrophic event or a number of smaller events. Folksamerica's limit of coverage under its accident year 2002 contract with London Life was $50.0 million, attaching at a 78% loss ratio. All balances due from London Life are fully collateralized, either in the form of funds held or a letter of credit.

        In 2000, Folksamerica purchased the Imagine Cover to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. Specifically, the Imagine Cover provided an aggregate of $115.0 million in reinsurance protection on:

  •
  adverse development on loss and LAE reserves as of December 31, 2000 from the USF Re acquisition and as of September 30, 2000 from the Risk Capital acquisition;

  •
  adverse development on Folksamerica's A&E reserves as of December 31, 2000; and

  •
  losses, LAE and acquisition expenses incurred in excess of premiums earned after September 30, 2000 on underwriting year 2000 and prior Risk Capital contracts.

        In accordance with SFAS No. 113, amounts related to reserves transferred to Imagine for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2002 and 2001, Folksamerica's reinsurance recoverables included $381.2 million and $442.3 million, respectively, recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2002, there was approximately $9.9 million of coverage remaining under this contract. At December 31, 2002 and 2001, Folksamerica had also recorded $53.9 million and $40.0 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $8.5 million and $2.8 million of such deferred gains during 2002 and 2001.

        Folksamerica has a quota share retrocessional arrangement with Olympus which is designed to increase Folksamerica's capacity to capitalize on the improved pricing trends which accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Olympus is a Bermuda-domiciled insurance and reinsurance company that was formed in December 2001 with an initial capitalization of more than $500.0 million to respond to the favorable underwriting and pricing environment in the reinsurance market. Olympus is rated "A-" (Excellent) by A.M. Best. Under the quota share treaty with Olympus, Folksamerica cedes 75% of its short-tailed excess of loss business, mainly property and marine, to Olympus and receives an override commission on the premiums ceded to Olympus. During 2002, Folksamerica received $17.1 million in override and profit commissions from Olympus.

        At December 31, 2002, Folksamerica had $67.9 million of reinsurance currently recoverable on paid losses and $807.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the financial position and solvency of Folksamerica's reinsurers is critical to the collectibility of its reinsurance coverages. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of

Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

	Balance at December 31, 2002	% of Total	Rating
	($ in Millions)
Imagine Re*	$381.2	42%	A-
London Life*	135.4	15	A
Olympus*	45.5	5	A-
GRC and affiliates	34.9	4	A++
Federal Insurance Company	34.6	4	A++

*
Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

Note 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2002, 2001 and 2000 consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Investment income:
Fixed maturity investments	$332.7	$276.1	$63.1
Short-term investments	19.3	12.2	19.9
Common equity securities	6.6	4.7	2.8
Other	11.8	.8	.7

Total investment income	370.4	293.8	86.5
Less investment expenses and other charges	(17.7)	(9.3)	(.6)

Net investment income, before tax	$352.7	$284.5	$85.9

        The composition of realized investment gains (losses) for investments sold consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Fixed maturity investments	$156.0	$170.4	$(9.2)
Common equity securities	(3.0)	10.3	(4.7)
Other investments	3.0	(7.6)	5.1

Net realized investment gains (losses), before tax	156.0	173.1	(8.8)
Income taxes attributable to realized investment gains and losses	(33.1)	(55.1)	4.2

Net realized investment gains (losses), after-tax	$122.9	$118.0	$(4.6)

        White Mountains recognized gross realized investment gains of $265.2 million, $290.8 million and $22.3 million and gross realized investment losses of $109.2 million, $117.7 million and $31.1 million on sales of investment securities during 2002, 2001 and 2000, respectively.

        In 2001, the Company received warrants to acquire 4,871,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011. White Mountains' investment in the Montpelier warrants constitutes a derivative security under SFAS No. 133, thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized currently through the income statement as a realized investment gain. In accordance with SFAS No. 133, White Mountains has determined the fair value of the Montpelier warrants to be $58.0 million as of December 31, 2002 and has correspondingly recognized a realized investment gain of $58.0 million for the year ended December 31, 2002.

        Net realized investment gains were reduced by mark-to-market realized losses of $47.4 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively in connection with White Mountains' interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Bank Facility.

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but do reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but do reduce net income and earnings per common share.

        White Mountains' methodology of assessing other-than-temporary impairments is based on security-specific facts, circumstances and intentions as of the balance sheet date. During the year ended December 31, 2002, White Mountains experienced $9.6 million in pre-tax other-than-temporary impairment charges. Of the charge recorded in 2002, $4.9 million was related to White Mountains' investment in Insurance Partners and $3.5 million was related to White Mountains' investment in the Conning Connecticut Insurance Fund. Both of these investments are limited partnerships carried in other investments. White Mountains did not experience any other material impairment charges relating to any other individual investment security during the three years ended December 31, 2002.

        The components of White Mountains' change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Net change in pretax unrealized gains for investment securities held	$453.2	$(13.9)	$65.1
Net change in pretax unrealized gains from investments in unconsolidated affiliates held	9.3	.3	6.2

Net change in pretax unrealized investment gains for investments held	462.5	(13.6)	71.3
Income taxes attributable to investments held	(160.7)	9.1	(15.0)

Net change in unrealized gains for investments held, after-tax	301.8	(4.5)	56.3

Recognition of pretax net unrealized gains for investments sold	(144.8)	(46.3)	(23.7)
Income taxes attributable to investments sold	49.8	10.3	7.8

Recognition of net unrealized gains for investments sold, after-tax	(95.0)	(36.0)	(15.9)

Change in net unrealized investment gains, after-tax	206.8	(40.5)	40.4
Net realized investment gains (losses), after-tax	122.9	118.0	(4.6)

Total investment gains recorded during the period, after-tax	$329.7	$77.5	$35.8

        The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
	2002	2001
	(Millions)
Investment securities:
Gross unrealized investment gains	$354.9	$108.4
Gross unrealized investment losses	(48.2)	(110.1)

Net unrealized gains (losses) from investment securities	306.7	(1.7)
Net unrealized gains from investments in unconsolidated insurance affiliates	12.5	3.2

Total net unrealized investment gains, before tax	319.2	1.5
Income taxes attributable to such gains	(105.4)	5.6

Total net unrealized investment gains, after-tax	$213.8	$7.1

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 2002 and 2001, were as follows:

	December 31, 2002
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	(Millions)
U. S. Government obligations	$2,052.4	$66.4	$—	$2,118.8
Debt securities issued by industrial corporations	3,120.0	171.8	(3.7)	3,288.1
Municipal obligations	62.7	4.4	—	67.1
Asset-backed securities	892.0	9.3	(0.3)	901.0
Foreign government obligations	90.8	3.0	(0.1)	93.7
Preferred stocks	189.6	28.0	(17.2)	200.4

Total fixed maturity investments	$6,407.5	$282.9	$(21.3)	$6,669.1

	December 31, 2001
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	(Millions)
U. S. Government obligations	$1,846.0	$18.7	$(17.7)	$1,847.0
Debt securities issued by industrial corporations	3,512.5	12.7	(54.3)	3,470.9
Municipal obligations	69.1	1.5	(.3)	70.3
Asset-backed securities	468.0	4.2	(1.7)	470.5
Foreign government obligations	66.3	1.1	(.4)	67.0
Preferred stocks	194.6	30.0	(22.0)	202.6

Total fixed maturity investments	$6,156.5	$68.2	$(96.4)	$6,128.3

        The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 2002 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2002
	Cost or amortized cost	Carrying value
	(Millions)
Due in one year or less	$408.6	$412.3
Due after one year through five years	2,793.3	2,917.0
Due after five years through ten years	1,846.0	1,945.1
Due after ten years	278.0	293.3
Asset-backed securities	892.0	901.0
Preferred stocks	189.6	200.4

Total	$6,407.5	$6,669.1

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 2002 and 2001, were as follows:

	December 31, 2002
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	(Millions)
Common equity securities	$252.3	$43.7	$(21.0)	$275.0

Other investments	$142.3	$28.3	$(5.9)	$164.7

	December 31, 2001
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	(Millions)
Common equity securities	$155.1	$26.0	$(7.5)	$173.6

Other investments	$150.0	$14.2	$(6.2)	$158.0

        White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $552.2 million and $510.1 million as of December 31, 2002 and 2001, respectively.

        Sales and maturities of investments, excluding short-term investments, totalled $14,042.2 million, $8,971.6 million and $582.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2002, 2001 or 2000.

        OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets. OneBeacon's policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of OneBeacon's securities on loan at December 31, 2002 was $1,211.1 million with corresponding collateral of $1,232.8 million.

Note 6. Debt

        Debt outstanding as of December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
	Millions
Bank Facility:
Revolving loan	$125.0	$125.0
Tranche A term loan	85.0	300.0
Tranche B term loan	393.0	400.0
Tranche C term loan	143.4	—

Total Bank Facility	746.4	825.0
Seller Note	—	260.0
C-F seller note	25.0	25.0
Fund III notes	15.0	7.0
Other Debt	6.8	8.4

Total debt	$793.2	$1,125.4

        A schedule of contractual repayments of White Mountains' debt as of December 31, 2002 follows:

December 31, 2002
Millions
Due in one year or less	$33.4
Due in 2 to 3 years	90.5
Due in four to five years	669.3
Due after five years	—

Total	$793.2

        At December 31, 2002 the Company had $33.4 million of debt outstanding due within one year, consisting of $28.3 million of term loans under the Bank Facility and $5.1 million of medium term notes.

Bank Facility

General

        In connection with the Acquisition, FAC, a wholly-owned subsidiary of the Company, borrowed $825.0 million under the Bank Facility, which is comprised of two term loan facilities and a revolving credit facility. On October 31, 2002, FAC completed an amendment of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. The new Tranche C term loan has nominal amortization until its final maturity in March 2007. The refinancing reduced the amount of quarterly amortization payments FAC must make over the next four years (see amortization table below). The applicable eurodollar rate margin on the new Tranche C term loan is 87.5 basis points higher than the margin on the existing Tranche A term loan, and the applicable eurodollar rate margin on the existing and otherwise unchanged Tranche B term loan was increased by 12.5 basis points. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility expires on June 1, 2006. As of December 31, 2002, $50.0 million was available under the revolving credit facility.

Repayments and Prepayments

        The Tranche A, Tranche B and Tranche C term loans are repaid quarterly in amounts equal to a specified percentage rate multiplied by the principal amount borrowed. The term loans may be prepaid at any time without premium or penalty.

        The credit facilities are subject to mandatory prepayments with (i) 50% of the net proceeds in excess of $5.0 million from certain equity issuances by subsidiaries of White Mountains and (ii) 100% of the net proceeds in excess of $10.0 million from certain asset sales.

        The following table illustrates the amortization of the Bank Facility, both before and after giving effect to the refinancing (in millions):

	Original Bank Facility			After the Refinancing
Year Ended								Annual Change
	Tranche A	Tranche B	Total	Tranche A	Tranche B	Tranche C	Total
2002(1)	$13.1	$1.0	$14.1	$—	$1.0	$.4	$1.4	$(12.7)
2003	58.1	4.0	62.1	22.9	4.0	1.4	28.3	(33.8)
2004	65.6	4.0	69.6	25.9	4.0	1.4	31.3	(38.3)
2005	73.2	4.0	77.2	28.8	4.0	1.4	34.2	(43.0)
2006	18.8	4.0	22.8	7.4	4.0	1.4	12.8	(10.0)
2007	—	377.0	377.0	—	377.0	137.8	514.8	137.8

Total	$228.8	$394.0	$622.8	$85.0	$394.0	$143.8	$622.8	$—

(1)
The $1.4 million amortization payment for 2002 was made by the Company on December 30, 2002. It is included in the above table to fully reflect the net change in the amortization as a result of the refinancing of the Bank Facility.

Interest Rate and Related Swaps

        As of December 31, 2002, interest on all borrowings under the Bank Facility was calculated at a rate per annum equal to the eurodollar rate (the rate based on a formula relating to the rate for dollar deposits in the interbank eurodollar market for a given interest period) plus (i) 2.125%, for borrowings under the revolving credit facility and the Tranche A term loan, and (ii) 3.0%, for borrowings under the Tranche B and Tranche C term loans. As of December 31, 2002, the weighted average interest rate for the $621.4 million outstanding under the term portion and $78.6 million of the revolving portion of the Bank Facility, after giving effect to the interest rate swaps described below, was approximately 7.13%. As of December 31, 2002, the interest rate on the remaining $46.4 million outstanding under the revolving portion of the Bank Facility was based on the eurodollar rate in effect at that time plus 2.125%, or 3.525%.

        During 2001, FAC entered into a series of interest rate swaps with large financial institutions that were undertaken to achieve a fixed interest rate on the term loans under the Bank Facility. The interest rate swaps consist of a $200.0 million notional contract that is indexed to a 6.050% ten-year rate, a

$200.0 million notional contract that is indexed to a 3.955% three-year rate, and $300.0 million of notional contracts that are indexed to a 3.825% three-year rate.

        The swap investments do not match the duration of the Bank Facility and as a result do not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps are carried at fair value on White Mountains' balance sheet as other invested assets, with changes in their fair value reported directly through the income statement as realized gains or losses. For the years ended December 31, 2002 and 2001, White Mountains recorded realized losses of $47.4 million and $4.8 million, respectively, representing the decrease in fair value of the swap investments as a result of decreases in market interest rates. As of December 31, 2002 and 2001, the aggregate fair value of the interest rate swaps was a net liability of $52.2 million and $4.8 million.

Guarantees

        The obligations of FAC with respect to the Bank Facility are unconditionally guaranteed by OneBeacon, each of its subsidiaries (other than insurance company subsidiaries, certain foreign subsidiaries, and A.W.G. Dewar) and FAEH, a wholly owned subsidiary of White Mountains and immediate parent company of FAC.

        The obligations of FAC and each guarantor with respect to the Bank Facility are secured by a perfected first priority security interest in all their assets including the capital stock of their non-insurance company subsidiaries (other than Dewar) and each of their first-tier insurance company subsidiaries.

Certain Covenants

        The Bank Facility contains various affirmative, negative and financial covenants which are customary for such borrowings and include requirements to meet certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. In connection with the amendment, certain financial and other covenants that currently govern the Bank Facility were relaxed or eliminated, thereby increasing the Company's operational and financial flexibility. At December 31, 2002, FAC was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

Events of Default

        The Bank Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-default to certain other indebtedness, bankruptcy and insolvency events, ERISA violations, material judgments, invalidity of any guarantee or security document and a change of control.

Other Debt

        On June 1, 2001, White Mountains issued the Seller Note of $260.0 million to Aviva. The Seller Note had an eighteen-month term and bore interest at a rate equal to 50 basis points over the rate on White Mountains' Bank Facility. The Seller Note was repaid on November 29, 2002.

        In September 2001, Folksamerica acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.

        OBPP and FSUI have borrowed $8.0 million and $7.0 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act. The loans mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.50% or (2) the eurodollar rate plus 0.325%.

        White Mountains' other debt of $6.8 million at December 31, 2002 consisted of $5.1 million in medium term notes, that the Company has prepaid through the Debt Escrow, and $1.7 million outstanding under a seller note issued in connection with Fund American Re's 2001 acquisition of Folksam's international reinsurance business. The Fund American Re seller note contains an acquisition protection clause whereby the amount due under the note may be reduced by post-acquisition adverse loss development.

Interest

        Total interest expense incurred by White Mountains for its indebtedness was $71.8 million, $45.7 million and $16.1 million in 2002, 2001 and 2000, respectively. Total interest paid by White Mountains for its indebtedness was $79.8 million, $35.0 million and $16.1 million in 2002, 2001 and 2000, respectively.

Note 7. Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The total income tax provision (benefit) consisted of the following:

	Year Ended December 31,
Millions
	2002	2001	2000
U.S. income tax provision (benefit)	$4.7	$(180.3)	$38.6
State and local income tax provision	—	2.0	1.7
U.S. withholding tax and foreign income tax provision (benefit)	7.0	(.9)	2.8

Total income tax provision (benefit)	$11.7	$(179.2)	$43.1

Net income tax receipts (payments)	$189.6	$(8.4)	$(54.5)

Income taxes recorded directly to shareholders' equity related to:
Changes in net unrealized investment gains and losses	$(111.0)	$19.4	$(7.2)
Changes in net foreign currency translation gains and losses	$(.5)	$.8	$.4

        The components of the income tax provision (benefit) on pretax earnings follow:

	Year Ended December 31,
Millions
	2002	2001	2000
Current	$(152.2)	$11.7	$58.2
Deferred	163.9	(190.9)	(15.1)

Total income tax provision (benefit) on pretax earnings	$11.7	$(179.2)	$43.1

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Deferred income tax assets and liabilities are shown net in circumstances where a consolidated income tax return is filed. An outline of the significant components of White Mountains' deferred tax assets and liabilities follows:

	December 31,
Millions
	2002	2001
Deferred income tax assets related to:
Net operating loss and tax credit carryforwards	$192.4	$363.2
Discounting of loss reserves	134.0	122.8
Compensation and benefit accruals	128.2	121.0
Unearned insurance and reinsurance premiums	90.0	114.5
Involuntary pool and guaranty fund accruals	35.3	51.3
Fixed assets	34.3	43.5
Allowance for doubtful accounts	26.7	35.0
Deferred gain on reinsurance contract	23.2	16.3
Other items	47.2	48.0

Total deferred income tax assets	$711.3	$915.6
Deferred income tax liabilities related to:
Net unrealized investment gains	105.4	3.3
Deferred acquisition costs	84.8	107.0
Receivable from trust	26.8	24.1
Prepaid pension cost	13.7	18.9
Other items	20.6	10.9

Total deferred income tax liabilities	251.3	164.2
Net deferred tax assets before valuation allowance	460.0	751.4
Valuation allowance	(30.0)	(55.0)

Net deferred tax assets	$430.0	$696.4

        The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 2002 and 2001. During 2002, the valuation allowance was reduced by $25.0 million. Approximately $10.0 million of this reduction was related to deferred tax assets which will be fully realized. The remaining $15.0 million was offset against previously recorded deferred tax assets. The valuation allowance at December 31, 2002 reflects management's assessment that it is more likely than not that the benefit related to certain foreign tax credit carryforwards may not be realized before expiration of the carryforward period.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision on pretax earnings follows:

	Year Ended December 31,
Millions
	2002	2001	2000
Tax (benefit) provision at the U.S. statutory rate	$41.8	$(149.6)	$125.3
Differences in taxes resulting from:
Deferred credit amortization and purchase price adjustments	(7.0)	(23.8)	(6.3)
Tax reserve adjustments	15.4	5.1	5.5
State income taxes, net	—	1.3	1.2
Non-U.S. net earnings	(34.2)	(.3)	(88.6)
U.S. income tax incurred upon the Redomestication	—	—	11.0
Tax exempt interest and dividends	(4.5)	(4.5)	(3.9)
Foreign and withholding taxes	7.0	(.9)	2.8
Change in valuation allowance	(10.0)	—	—
Non deductible interest expense	4.3	3.6	—
Other, net	(1.1)	(10.1)	(3.9)

Total income tax (benefit) provision on pretax earnings	$11.7	$(179.2)	$43.1

        The non-U.S. component of pretax earnings was $97.8 million, $.8 million and $401.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2000, the Company released a $95.0 million tax reserve relating to its 1991 sale of Fireman's Fund.

        At December 31, 2002, there were net operating loss carryforwards of approximately $380.3 million available, the majority of which will expire in 2020. Certain of these tax losses are subject to an annual limitation on utilization under Internal Revenue Code Section 382.

        At December 31, 2002, there were foreign tax credit carryforwards and alternative minimum tax credit carryforwards available of approximately $45.0 million and $14.4 million, respectively. The foreign tax credits expire in 2003-2005. The alternative minimum tax credits do not expire.

        The U.S. federal income tax returns of the U.S. Companies are routinely audited by taxing authorities. In management's opinion, adequate tax liabilities have been established for all open tax years.

Note 8. Retirement and Postretirement Plans

        Certain subsidiaries of the Company offer various retirement and postretirement benefits to its employees. Under the terms of these plans, White Mountains reserves the right to change, modify or discontinue the plans. Prior to the purchase of OneBeacon, the cost associated with retirement and postretirement benefits was not material to White Mountains' financial statements.

        Certain subsidiaries of the Company sponsor qualified and non-qualified, non-contributory, defined benefit plans covering substantially all employees. The benefits for the plans are based primarily on years of service and employees' pay near retirement. Participants generally vest after five years of continuous service. White Mountains' funding policy is consistent with the funding requirements of federal laws and regulations.

        In addition to the defined benefit plans, certain of the Company's subsidiaries have multiple contributory postretirement benefit plans which provide medical and life insurance benefits to pensioners and survivors. White Mountains' funding policy is to make contributions to the plan that are necessary to cover its current obligations.

        The majority of OneBeacon's pension and retiree medical plans were curtailed in the fourth quarter of 2002. The OneBeacon Insurance Pension Plan will no longer add new participants or increase benefits for existing participants. Non-vested participants already in the plan will continue to vest during their employment with OneBeacon, this effectively causes the projected benefit obligation to equal the accumulated benefit obligation. Retirees are also eligible for medical benefits if they meet certain age and service requirements. However, due to the curtailment, the plan will no longer accept new retirees after a grace period ending May 31, 2003. The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder.

        Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan, which is a OneBeacon-funded, qualified retirement plan. This new plan provides current and future employees additional or alternative retirement benefits since the freeze of the OneBeacon Insurance Pension Plan at December 31, 2002.

        The following table sets forth (i) the change in the benefit obligation, (ii) the change in the fair value of plan assets, (iii) the resulting funded status reconciled with amounts reported in White

Mountains' consolidated financial statements, and (iv) the weighted average assumptions associated with the various pension plan and postretirement benefits as of December 31, 2002 and 2001:

	December 31, 2002(a),(b)		December 31, 2001
Millions	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Benefit obligation at beginning of year	$605.1	$136.6	$34.2	$—
Benefit obligation in respect of companies acquired	—	—	552.3	137.6
Service cost	14.6	1.8	13.0	2.1
Interest cost	36.3	8.3	24.4	5.6
Curtailment	(64.1)	(30.5)	(15.1)	(15.7)
Plan amendments	.1	(41.6)	15.1	—
Actuarial (gain) loss	(12.0)	—	11.6	11.4
Liability net loss	1.1	4.7	—	—
Benefits and expenses paid, net of participant contributions	(86.5)	(9.3)	(30.4)	(4.4)

BENEFIT OBLIGATION AT END OF YEAR	$494.6	$70.0	$605.1	$136.6

Fair value of plan assets at beginning of year	$551.6	$—	$34.0	$—
Fair value of plan assets in respect of companies acquired	—	—	540.0	—
Actual return on plan assets	11.6	—	5.5	—
Employer contributions	6.0	9.4	2.5	4.4
Benefits and expenses paid, net of participant contributions	(98.1)	(9.4)	(30.4)	(4.4)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$471.1	$—	$551.6	$—

Funded status at end of year	$(23.5)	$(70.0)	$(53.5)	$(136.6)
Unrecognized actuarial loss	7.4	—	20.4	11.4
Unrecognized net loss	4.3	—	—	—
Unrecognized prior service cost	—	(41.1)	16.2	—

NET LIABILITY AT END OF YEAR	$(11.8)	$(111.1)	$(16.9)	$(125.2)

Weighted average assumptions:
Effective discount rate	6.5%	6.5%	6.5%	6.5%
Expected return on plan assets	7.0%	—	7.5%	—
Rate of compensation increase	0.3%	—	4.1%	—

        (a) Effective December 31, 2002, the participants' benefits in the OneBeacon Insurance Pension Plan were frozen. The benefit cessation resulted in a reduction in the projected benefit obligation at December 31, 2002 of $61.0 million, of which $20.7 million was recognized as a curtailment gain.

        (b) During 2002, OneBeacon made several design changes to its post-retirement benefit plan including reducing the Company's share of retiree health costs and eliminating the subsidy for the majority of future retirees. As a result, the Company recorded $14.4 million in curtailment gains.

        The components of net pension costs were as follows:

	December 31, 2002		December 31, 2001
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(Millions)
Service cost	$14.6	$1.8	$13.0	$2.1
Interest cost	36.3	8.3	24.4	5.6
Expected return on plan assets	(38.4)	—	(31.4)	—
Amortization of prior service cost	1.5	(.5)	.1	—
Recognized actuarial loss	.1	.1	—	—

Net periodic pension cost before settlements, curtailments and special termination benefits	14.1	9.7	6.1	7.7
Settlement expense	3.5	—	—	—
Curtailment gain	(20.7)	(14.4)	—	—
Special termination benefits expense	3.4	—	—	—

Net periodic pension cost (income)	$.3	$(4.7)	$6.1	$7.7

        The funded status of the consolidated pension plans is ($23.3) million, of which $3.9 million relates to the qualified pension plans and ($27.2) million is related to the non-qualified plan which is unfunded.

        For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% over a five year period and remain constant thereafter.

        A one percent change in assumed health care cost trend rates would have the following pre-tax effects:

	One Percent Increase	One Percent Decrease
	(Millions)
Effect on total service and interest cost components	$.1	$(.1)
Effect on postretirement benefit obligation	1.1	(1.0)

        Certain of the Company's subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees. The contributory plans provide qualifying employees with matching contributions of up to six percent of qualifying employees' salary (subject to federal limits on allowable contributions in a given year). Total expense for the plans was $7.4 million, $9.6 million and $1.5 million in 2002, 2001 and 2000, respectively.

        OneBeacon had a post-employment benefit liability of $14.1 million and $16.6 million related to its long-term disability plan at December 31, 2002 and 2001, respectively.

Note 9. Employee Share-based Compensation Plans

        White Mountains' share-based compensation expenses, consisting primarily of performance share expense, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains' performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten-year U.S. Treasury note plus 700 basis points at the time of grant. White Mountains expenses all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of return includes the full expense of all outstanding share-based compensation awards.

White Mountains' Long-Term Incentive Plan (the "Incentive Plan")

        The Incentive Plan provides for granting to certain officers of the Company, and certain of its subsidiaries, various types of share-based incentive awards including performance shares, Restricted Shares and Options. The Incentive Plan was adopted by the Board and was approved by the Company's sole shareholder in 1985 and was subsequently amended by its shareholders in 1995 and 2001.

        Performance Shares.    Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. Grants are generally earned, subject to the attainment of pre-specified performance goals (which bear the cost of all projected compensation awards), at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly less than target result in no payout. For the three-year performance periods beginning 2002, 2001 and 2000, White Mountains granted a total of 66,000, 84,600 and 39,500 performance shares, respectively, under the Incentive Plan. During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value to its participants in cash, Common Shares or by deferral into certain non- qualified compensation plans of the Company or its subsidiaries. Performance shares paid during 1999 included 43,250 performance shares paid early relating to the 1998-2000 performance period and 40,300 performance shares paid early relating to the 1997-1999 performance period.

        The targeted performance goal for full payment of performance shares granted during 2002 is the attainment of a 12% annual after-tax return on equity (as specifically defined by the Company's Compensation Committee) which would result in such performance shares being fully earned. With respect to 50% of the 2002 performance shares granted to certain participants, target performance is the attainment of a 12% after-tax return. The remaining 50% is based on the attainment of a Trade Ratio of 102% on OneBeacon's core insurance operations. With respect to 50% of the 2002 performance shares granted to certain other participants, target performance is the attainment of a 12% after-tax return with the remaining 50% based on the attainment of a return on invested assets of 150 basis points over the applicable return on the ten-year U.S. treasury rate. At a return on invested assets of 5% or less, no such performance shares would be earned and at a return on invested assets of 8% or more, 200% of such performance shares would be earned.

        The targeted performance goal for full payment of performance shares granted during 2001 is the attainment of a 12.1% annual after-tax return which would result in such performance shares being fully earned. With respect to 50% of the 2001 performance shares granted to certain participants, target performance is the attainment of a 12.1% after- tax return with the remaining 50% based on the attainment of a Trade Ratio of 105% on OneBeacon's core insurance operations. With respect to 50% of the 2001 performance shares granted to certain other participants, target performance is the attainment of a 12.1% after-tax return with the remaining 50% based on the attainment of a return on invested assets of 100 basis points over the applicable return on the two-year U.S. treasury bill.

        The targeted performance goal for full payment of performance shares granted during 2000 is the attainment of a 13% annual after-tax return which would result in such performance shares being fully earned.

        Restricted Shares.    In 2001, the Compensation Committee made an award of Restricted Shares to key officers of the Company. Pursuant to the Incentive Plan, White Mountains issued 94,500 Restricted Shares, of which 250 were vested in December 2002 and 73,500 vest in June 2003. In addition, during 2002 the Company repurchased 20,750 outstanding Restricted Shares held by certain key employees and said employees were instead granted an equivalent value in various non-qualified deferred compensation plans of the Company and its subsidiaries. Vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period. There are no other restrictions on the Restricted Shares once they have become fully vested. No Restricted Shares were awarded during 2002.

        Options.    At December 31, 2002 and 2001, the Company had outstanding 61,965 Options (10,305 of which were exercisable) and 80,665 Options (15,865 of which were exercisable). These Options were issued in 2000 to certain key employees as a one-time incentive and vest ratably over a ten-year period. The Options had a weighted average exercise price of $125.31 and $118.22 per Common Share at December 31, 2002 and 2001. During 2002 and 2001, 11,500 and 335 Options were exercised at an exercise price of $120.55 and $118.15 per Common Share. During 2002, 7,200 Options were forfeited.

OneBeacon Performance Plan

        OneBeacon's Performance Plan (the "Performance Plan") provides for granting of performance shares to certain key employees of OneBeacon. The performance goals for full payment of performance shares issued under the Performance Plan are similar to those of the Incentive Plan. The Performance Plan was approved by the Board but was not subject to shareholder approval.

        As of December 31, 2002, there were 130,724 performance shares outstanding under the Performance Plan with respect to the 2001-2003 performance period and there were 170,853 performance shares outstanding with respect to the 2002-2004 performance period. No performance shares were paid during 2001 or 2002 under the Performance Plan.

Other Share-based Compensation

        The defined contribution plans of OneBeacon and Folksamerica (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the Company's Common Shares. As of December 31, 2001 and 2000, the 401(k) Plans owned less than 1% of the total Common Shares outstanding. In connection with the Acquisition, during 2001 eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

Note 10. Minority Interest—Mandatorily Redeemable Preferred Stock of Subsidiaries and Convertible Preference Shares

Berkshire Preferred Stock

        On June 1, 2001, Berkshire purchased for $225.0 million, $300.0 million in face value of cumulative non-voting preferred stock of a subsidiary of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. During 2002 and 2001, White Mountains declared and paid dividends of $28.2 million and $16.4 million, respectively, on the Berkshire Preferred Stock and recorded $10.6 million and $5.1 million, respectively, of related accretion charges (See Note 2).

Zenith Preferred Stock

        On June 1, 2001, Zenith purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company. The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable after ten years. During 2002 and 2001, White Mountains declared and paid dividends of $2.1 million and $1.7 million, respectively, on the Zenith Preferred Stock.

Convertible Preference Shares

        On October 24, 2002, investment funds managed by Franklin Mutual Advisers, LLC, existing shareholders of White Mountains, purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share), which had the effect of increasing the Franklin Mutual-managed investment funds' ownership in White Mountains from 12% to 17% on a fully converted basis. The convertible preference shares bear an annual dividend of $2.95 per share, payable in installments on June 30 and December 31, and will be repurchased and cancelled by the Company in consideration of 677,966 Common Shares upon approval by shareholders. White Mountains intends to seek shareholder approval at its 2003 Annual Meeting. If shareholder approval has not been obtained prior to March 31, 2005, each holder of convertible preference shares will thereafter have the right to require the Company to repurchase for cash the convertible preference shares on an "as converted" basis at the then-current market price of a Common Share. This requires the convertible preference shares to be marked-to-market, (i.e., redemption value) until they are converted to shareholders' equity. This resulted in a $19.0 million charge to retained earnings during 2002, with an offsetting increase to paid-in surplus. During 2002, White Mountains declared and paid dividends of $.4 million on the convertible preference shares.

        On June 1, 2001, a small group of private investors purchased 2,184,583 convertible preference shares. Upon approval by shareholders at the 2001 Annual Meeting, the convertible preference shares were repurchased and cancelled in consideration of 2,184,583 Common Shares. This required the convertible preference shares to be marked-to-market, (i.e., redemption value) until the date the convertible preference shares were converted to shareholders' equity, which occurred on August 23, 2001. This resulted in a $305.1 million charge to retained earnings, with an offsetting increase to paid-in surplus. During 2001, the Company declared and paid dividends of $.3 million on the convertible preference shares.

Note 11. Common Shareholders' Equity

Common Shares Repurchased and Retired

        During 2002, 2001 and 2000 the Company repurchased for cash 489 Common Shares for $.2 million, 6,000 Common Shares for $1.9 million and 65,838 Common Shares for $8.3 million, respectively. In addition, during 2002 the Company repurchased 20,750 outstanding Restricted Shares held by certain key employees and said employees were instead granted the market value of such Shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 9). In conformance with Bermuda law, the Company retires all Common Shares it repurchases.

Common Shares Issued

        During 2002, the Company issued a total of 107,945 Common Shares, which consisted of 84,745 Common Shares issued in a private equity transaction with Highfields Capital Management LP and 23,200 Common Shares issued to employees in connection with various White Mountains share-based compensation plans. During 2001, the Company issued a total of 2,390,566 Common Shares which consisted of 2,184,583 Common Shares issued in connection with the repurchase and cancellation of the Convertible Preference Shares, 86,385 Common Shares issued in connection with the purchase of the Folksam net assets, 94,500 Restricted Shares issued to key employees and 25,098 Common Shares issued to employees in connection with various White Mountains share-based compensation plans. No Common Shares were issued during 2000.

Dividends on Common Shares

        During 2002, 2001 and 2000, the Company declared and paid cash dividends totalling $8.3 million (or $1.00 per Common Share), $5.9 million (or $1.00 per Common Share) and $7.1 million (or $1.20 per Common Share), respectively.

Warrants to Acquire Common Shares

        On June 1, 2001, Berkshire purchased the Warrants from the Company for $75.0 million in cash entitling it to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance. See Note 2. As a result of White Mountains' private equity issuances in the fourth quarter of 2002, customary anti-dilution provisions applicable to the Warrants increased the number of Common Shares purchasable on exercise of the Warrants to 1,724,200 and decreased the exercise price per Common Share of the Warrants to $173.99.

Note 12. Statutory Capital and Surplus

        White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital ("RBC") standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2002, White Mountains' active insurance and reinsurance subsidiaries met their respective RBC requirements.

        OneBeacon's consolidated combined policyholders' surplus (which includes Folksamerica and its subsidiaries), as reported to various regulatory authorities as of December 31, 2002 and 2001, was $2,640.9 million and $2,406.5 million, respectively. OneBeacon's consolidated combined statutory net income (loss) for the years ended December 31, 2002 and 2001 was $280.5 million and $(408.4) million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2002 was in excess of the minimum requirements of relevant state insurance regulations.

        Folksamerica Reinsurance Company's policyholders' surplus, as reported to various regulatory authorities as of December 31, 2002 and 2001, was $857.1 million and $804.8 million, respectively. Folksamerica Reinsurance Company's statutory net income (loss) for the years ended December 31, 2002, 2001 and 2000 was $58.2 million, $(35.3) million and $(20.0) million, respectively. The principal differences between Folksamerica Reinsurance Company's statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica Reinsurance Company's statutory policyholders' surplus at December 31, 2002 was in excess of the minimum requirements of relevant state insurance regulations.

        Under the insurance laws of the states under which OneBeacon's insurance subsidiaries are domiciled, OneBeacon's insurance subsidiaries may pay dividends only from unassigned funds as determined on a statutory basis. Generally, the maximum amount of cash dividends that OneBeacon's insurance subsidiaries may pay out of their statutory earned surplus without prior regulatory approval in any twelve month period is the greater of the company's prior year statutory net income or 10% of prior year end statutory surplus. Accordingly, there is no assurance that dividends may be paid by OneBeacon's insurance subsidiaries in the future. At December 31, 2002, OneBeacon's first tier insurance subsidiaries had the ability to pay dividends to their parent holding company of $261.5 million in 2003 without prior approval of regulatory authorities.

Note 13. Segment Information

        White Mountains has determined that its reportable segments include "OneBeacon" (consisting solely of the operations of OneBeacon), "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and "Other Operations" (consisting of Peninsula, American Centennial, British Insurance Company, Esurance, the operations of the Company and the Company's intermediate subsidiary holding companies).

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

        Certain amounts in the prior periods have been reclassified to conform with the current presentation. Selected financial information for White Mountains' segments follows:

	OneBeacon	Reinsurance	Other Operations	Total
	(Millions)
Year Ended December 31, 2002
Earned insurance and reinsurance premiums	$2,870.9	$675.8	$29.7	$3,576.4
Net investment income	300.7	52.7	(.7)	352.7
Net realized gains (losses)	113.0	88.3	(45.3)	156.0
Other revenue	1.0	53.6	45.7	100.3

Total revenues	$3,285.6	$870.4	$29.4	$4,185.4

Pretax earnings ( loss)	$200.3	$165.5	$(246.4)	$119.4
Income tax (provision) benefit	(66.7)	(21.8)	76.8	(11.7)
Accretion and dividends on preferred stock of subsidiaries	—	—	(40.9)	(40.9)
Equity in earnings (loss) of unconsolidated affiliates	(5.9)	19.9	—	14.0

Net income (loss) from continuing operations	$127.7	$163.6	$(210.5)	$80.8

Year ended December 31, 2001
Earned insurance and reinsurance premiums	$2,208.2	$421.5	$26.4	$2,656.1
Net investment income	228.4	46.1	10.0	284.5
Net realized gains (losses)	183.1	23.9	(33.9)	173.1
Amortization of deferred credits and other revenue	—	17.3	103.4	120.7

Total revenues	$2,619.7	$508.8	$105.9	$3,234.4

Pretax loss	$(265.8)	$(46.1)	$(115.6)	$(427.5)
Income tax benefit	111.8	19.4	48.0	179.2
Accretion and dividends on preferred stock of affiliates	—	—	(23.2)	(23.2)
Equity in earnings (loss) of unconsolidated affiliates	(.2)	(2.0)	2.6	.4

Net loss from continuing operations	(154.2)	(28.7)	(88.2)	(271.1)

Year ended December 31, 2000
Earned insurance and reinsurance premiums	$—	$312.5	$21.9	$334.4
Net investment income	—	57.6	28.3	85.9
Net realized gains (losses)	—	(12.3)	3.5	(8.8)
Amortization of deferred credits and other revenue	—	20.2	419.2	439.4

Total revenues	$—	378.0	472.9	850.9

Pretax earnings (loss)	$—	$(29.4)	$387.5	$358.1
Income tax (provision) benefit	—	19.4	(62.5)	(43.1)
Equity in loss of unconsolidated affiliates	—	—	(2.1)	(2.1)

Net income from continuing operations	$—	$(10.0)	$322.9	$312.9

Ending assets
December 31, 2002	$12,247.9	$3,621.6	$164.1	$16,033.6
December 31, 2001	13,218.6	3,394.6	(3.7)	16,609.5

        The following table provides further information on OneBeacon's four underwriting sub-segments consisting of its Personal, Commercial, Specialty and Non-core insurance products:

	Twelve Months Ended December 31, 2002
	OneBeacon
	Personal	Commercial	Specialty	Total Core	Non-core	Total
	(Millions)
Net written premiums	$1,092.1	$454.6	$284.1	$1,830.8	$692.0	$2,522.8

Earned insurance premiums	$1,015.5	$527.4	$253.4	$1,796.3	$1,074.6	$2,870.9
Loss and LAE	(714.3)	(351.9)	(143.3)	(1,209.5)	(921.8)	(2,131.3)
Insurance acquisition expenses	(160.4)	(75.2)	(67.6)	(303.2)	(325.9)	(629.1)
Other underwriting expenses	(103.5)	(72.2)	(28.2)	(203.9)	(120.0)	(323.9)

Net pre-tax underwriting gain (loss)	$37.3	$28.1	$14.3	$79.7	$(293.1)	$(213.4)

	Seven Months Ended December 31, 2001
	OneBeacon
	Personal	Commercial	Specialty	Total Core	Non-core	Total
	(Millions)
Net written premiums	$513.2	$358.0	$139.8	$1,011.0	$867.2	$1,878.2

Earned insurance premiums	$521.5	$427.5	$127.0	$1,076.0	$1,132.2	$2,208.2
Loss and LAE	(444.7)	(449.6)	(79.9)	(974.2)	(1,099.6)	(2,073.8)
Insurance acquisition expenses	(87.5)	(77.8)	(26.3)	(191.6)	(211.6)	(403.2)
Other underwriting expenses	(53.1)	(100.6)	(16.0)	(169.7)	(238.8)	(408.5)

Net pre-tax underwriting gain (loss)	$(63.8)	$(200.5)	$4.8	$(259.5)	$(417.8)	$(677.3)

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

Investment in Montpelier

        In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Re. Montpelier Re was formed with approximately $1.0 billion in capital to respond to the then current favorable underwriting and pricing environment in the reinsurance industry. Montpelier has initially focused on property reinsurance business. Montpelier Re is rated "A-" (Excellent) by A.M. Best. At December 31, 2002 and 2001, as adjusted for stock splits, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 2011. On October 9, 2002, Montpelier completed an IPO whereby it sold 10,952,600 of its common shares for total proceeds of $201.2 million. White Mountains did not acquire or sell any shares through the IPO.

        Through its holdings of common shares, White Mountains owns approximately 17% of the outstanding common shares of Montpelier and accounts for this investment using the equity method. White Mountains' ownership in Montpelier when considering its warrants is approximately 21% on a fully-converted basis. White Mountains accounts for its warrants in Montpelier as derivative instruments and recognizes changes in the fair value of the warrants during a given period in its income statement as a realized gain or loss. The fair value of the warrants to acquire Montpelier common stock was immaterial at December 31, 2001, as the book value of Montpelier at that time was less than the Company's exercise price. No dividends were declared or paid by Montpelier during 2002 or 2001.

        The following table summarizes financial information for Montpelier for the year ended December 31, 2002 and for the approximately one-month period ended December 31, 2001:

	Period ended December 31,
	2002	2001
	(Millions)
Montpelier balance sheet data:
Total cash and investments	$1,581.5	$991.0
Premiums receivable	147.2	.1
Total assets	1,833.9	1,021.8
Unearned premium	241.0	.2
Long-term debt	150.0	150.0
Loss and LAE reserve	146.1	—
Total liabilities	581.4	161.1
Common shareholders' equity	1,252.5	860.7
Montpelier income statement data:
Net premiums written	$565.9	$.2
Net premiums earned	329.9	.2
Net investment income	41.4	1.1
Loss and LAE	150.0	—
Net income	152.0	(61.6)
Comprehensive net income (loss)	185.7	(59.7)

Amounts recorded by White Mountains:
Investment in Montpelier common shares and warrants	$271.8	$177.4

Realized investment gains on Montpelier Warrants	$58.0	$—
After-tax equity in earnings from Montpelier common shares	19.9	(2.0)
Equity in net unrealized investment gains (losses) from
Montpelier's investment portfolio(a)	3.7	.3

Comprehensive net income from Montpelier	$81.6	$(1.7)

(a)
Recorded directly to shareholders' equity (after-tax) with related changes in net unrealized investment gains and losses (after-tax) reported as a component of comprehensive net income.

Investment in MSA

        At December 31, 2002, 2001 and 2000, White Mountains owned 222,093 shares of the common stock of MSA. This represented 50.0% of the total shares of MSA common stock outstanding at those times. White Mountains' investment in MSA is accounted for using the equity method. The following table provides summary financial amounts recorded by White Mountains relating to its investment in MSA common stock:

	2002	2001	2000
	(Millions)
Amounts recorded by White Mountains:
Investment in MSA common stock(a)	$128.1	$133.7	$130.6
Equity in earnings (losses) from MSA common stock(b)	(5.9)	2.4	1.0
Equity in net unrealized investment gains (losses) from
MSA's investment portfolio(c)	2.3	.9	6.2

(a)
Includes related goodwill of $2.5 million and $3.7 million at December 31, 2001 and 2000, respectively.

(b)
2001 and 2000 recorded net of related amortization of goodwill.

(c)
Recorded directly to shareholders' equity (after-tax) as a component of other comprehensive income.

        At December 31, 2002 and 2001, White Mountains' consolidated retained earnings included $23.0 million and $28.9 million, respectively, of accumulated undistributed earnings of MSA (net of related amortization of goodwill). No dividends were declared or paid by MSA during 2002, 2001 and 2000.

Investment in Financial Security Assurance Holdings Ltd. ("FSA")

        During 2000, White Mountains concluded the Dexia Sale, which included all its holdings of FSA at that time, for proceeds of $620.4 million and recognized a pretax gain of $391.2 million. Prior to the Dexia Sale, White Mountains owned 6,943,316 shares of FSA common stock , which represented approximately 21.2% of the total shares of FSA Common Stock outstanding at that time. White Mountains' accounted for its investment in FSA common stock using the equity method and recorded a $3.0 million loss on the equity in FSA's losses and received $1.4 million in dividends from FSA during 2000, prior to the Dexia Sale.

Note 15. Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness. As of December 31, 2002 and 2001, White Mountains had fixed- rate long-term indebtedness with a carrying value of $5.1 million, which approximates its fair value.

Note 16. Related Party Transactions

Berkshire

        NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see "Reinsurance Protection" within the "ONEBEACON" section of Item 1 of this report). Through the Warrants, at December 31, 2002, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 16.1% of the total outstanding Common Shares on a fully-converted basis. Reinsurance recoverable from, and preferred stock of White Mountains' subsidiaries owned by, Berkshire are shown as separate line items in White Mountains' consolidated balance sheet.

Olympus

        In January 2002, Folksamerica entered into a quota share retrocessional arrangement with Olympus. Under the quota share treaty, Folksamerica cedes 75% of substantially all of its property and marine excess of loss business to Olympus. During 2002, Folksamerica ceded approximately $229.7 million in written premiums and approximately $54.4 million in losses and LAE to Olympus.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During 2002, White Mountains earned $48.9 million from management and service fee revenues on business referred to Olympus.

        In June 2002, OneBeacon supplemented its existing catastrophe reinsurance protection through a new contract with Folksamerica which was subsequently reinsured to Olympus through the 75% quota share retrocessional arrangement. Pursuant to the terms of this arrangement, Folksamerica and Olympus are responsible for 25% and 75%, respectively, of the first $25 million of any losses in excess of $100 million incurred by OneBeacon related to a catastrophic event. Under this arrangement, Olympus has received $2.6 million in premiums. All balances related to the Folksamerica portion of the reinsurance cover have been eliminated in consolidation.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Montpelier

        In December 2001, White Mountains invested $180.0 million in Montpelier, which was formed to respond to the favorable underwriting and pricing environment in the reinsurance industry with approximately $1.0 billion of capital. As of December 31, 2002, as adjusted for stock splits, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 6, 2011. Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis, as adjusted for the IPO.

        Four of White Mountains' directors serve on Montpelier's eleven member board of directors. John J. Byrne, Chairman of the Company, serves as Montpelier's non-executive Chairman, and Raymond Barrette, John D. Gillespie and K. Thomas Kemp serve as Directors of Montpelier. In addition, Mr. Kemp is the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

Other relationships

        Mr. Howard Clark, a Director of the Company, is Vice Chairman of Lehman. Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the $875.0 million Bank Facility. In addition, Fund American paid Lehman approximately $1.5 million in fees related to the October 2002 refinancing of the Bank Facility. See Note 6.

        Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore, which has been retained by White Mountains from time to time to perform legal services.

        Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director and Deputy Chairman of the Company and President of WM Advisors, may continue his active involvement with Prospector, so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to WM Advisors. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At December 31, 2002, White Mountains had $64.9 million invested in funds managed by Prospector.

        In September 2001, White Mountains entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and the Gillespie Trusts. For 2002, the rental payments attributable to Mr. Gillespie's ownership in the building totalled approximately $13,000 and the rental payments attributable to the Gillespie Trusts' ownership in the building totalled approximately $104,000.

        Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Fund III. OBPP and FSUI have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with the Act. The loans mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.50% or (2) the eurodollar rate plus 0.325%. The Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above.

        Mr. Zankel is Senior Managing Member of the General Partner of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners, L.P. At December 31, 2002, White Mountains had $8.8 million in limited partnership investment interests in High Rise Partners, L.P. and White Mountains owned $36.6 million in investments that are managed by High Rise Capital Advisors LLC.

        WM Advisors provides investment advisory and management services to Montpelier Re and Olympus. Montpelier Re and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At December 31, 2002, WM Advisors had $1.4 billion and $653.9 million of assets under management from

        Montpelier Re and Olympus, respectively. During 2002, WM Advisors had received $2.1 million and $1.1 million in fees from Montpelier Re and Olympus, respectively.

Note 17. Commitments and Contingencies

        White Mountains leases certain office space under noncancellable operating leases expiring at various dates through 2010. Rental expense for all of White Mountains' locations was approximately $25.0 million, $22.3 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. White Mountains also has various other lease obligations which are immaterial in the aggregate.

        White Mountains' future annual minimum rental payments required under noncancellable leases for office space are $35.6 million, $29.0 million, $26.7 million, $25.5 million and $46.1 million for 2003, 2004, 2005, 2006 and 2007 and thereafter, respectively.

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

        The NYAIP is a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The NYAIP assigns such individuals to insurers to underwrite and service policies based on the proportion of the automobile insurance premiums each company voluntarily wrote in New York two years prior. The NYAIP allows insurers to either provide insurance coverage to these individuals or to transfer their NYAIP obligation to certain other insurance companies approved by the New York State Insurance Department. This latter process is referred to as a Limited Assigned Distribution ("LAD") and the companies that assume this obligation are referred to as "LAD servicing carriers". Companies who transfer their

NYAIP business pay a fee to LAD servicing carriers in addition to the policy premium. To mitigate some of its NYAIP exposure, OneBeacon entered the LAD servicing business in December 2001 through the formation of its wholly owned subsidiary, General Assurance Company, which does business under the trade name "AutoOne Insurance".

        Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept NYAIP assignments during the next two years. At December 31, 2002 and 2001, White Mountains' liabilities for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year periods were $103.0 million and $131.1 million, respectively. This estimate is based on projections of the total NYAIP assigned premiums over the next two years, OneBeacon's share of such assignments, fees charged by LAD servicing carriers to transfer NYAIP business and credits OneBeacon is able to generate for its own use as a result of being a LAD servicing carrier (i.e., AutoOne Insurance).

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2002, the reserve for such assessments at White Mountains' insurance subsidiaries totalled $24.7 million.

        White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows as of December 31, 2002.

        On December 20, 2002, a jury in Federal District Court in Arkansas returned a verdict against OneBeacon in a case involving a claim by an insurance agent that its agency agreement had been improperly terminated in 1999. The award against OneBeacon consisted of $1.2 million in compensatory damages and $32.6 million in punitive damages. OneBeacon strongly believes there are meritorious grounds for setting aside the verdict and intends to vigorously pursue those matters with the District Court. If necessary, OneBeacon will appeal to the U.S. Court of Appeals for the Eighth Circuit.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by such subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $120 million in damages which they allege represents three years of their lost profits in the subject business. The Company, its named subsidiaries and its named employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit. In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious. OneBeacon is seeking compensatory damages of $8.8 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them.

        In December 2001, American Centennial filed for arbitration against Gerling, a reinsurer of American Centennial, based on Gerling's failure to pay American Centennial amounts due under a reinsurance contract. At December 31, 2002, American Centennial had recorded $22.6 million in recoverables from Gerling under this reinsurance contract, of which $10.2 million is currently due. Approximately $16.7 million of this obligation is collateralized. Gerling may owe American Centennial significantly greater amounts in the future should additional losses which are covered by the reinsurance contract emerge. Gerling has requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains' acquisition of American Centennial in 1999. White Mountains, American Centennial and their counsel believe that Gerling's claims are meritless and intend to pursue collection of any and all amounts due under the Gerling reinsurance contract.

        In August 2000, Aramarine, a former insurance broker of OneBeacon's, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine. The suit claims $410 million in compensatory damages for lost commissions. OneBeacon does not believe it has engaged in any actionable conduct, has filed a motion for summary judgment and intends to vigorously defend the lawsuit.

        In June 1999, White Mountains sold VGI to Unitrin. As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. Unitrin has made a demand for the full $50.0 million.

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

        PricewaterhouseCoopers LLP has audited the consolidated financial statements of White Mountains as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. PricewaterhouseCoopers has issued their unqualified report thereon, which appears on page F-62.

        In connection with their financial statement audit, PricewaterhouseCoopers LLP considers the structure of internal controls to the extent considered necessary. Management reviews all recommendations of PricewaterhouseCoopers LLP concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

        The Audit Committee of the Board, which is comprised solely of independent, qualified directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White Mountains as well as establishing and maintaining the Company's Audit Committee Charter. The Audit Committee, which reports to the full Board, annually reviews the overall quality and effectiveness of the independent auditors and management with respect to the financial reporting process and the adequacy of internal controls. The independent auditors have free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee. The Report of the Audit Committee appears on page 17 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Raymond Barrette Director, President and CEO (Principal Executive Officer)	Dennis P. Beaulieu Corporate Secretary and Treasurer (Principal Financial Officer)	J. Brian Palmer Chief Accounting Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of White Mountains Insurance Group, Ltd.:

        In our opinion, the consolidated financial statements listed in the index referenced under Item 15(a) on page 79 present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 15(a) on page 79 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2001.

Boston, Massachusetts
February 14, 2003

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

        Selected quarterly financial data for 2002 and 2001 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Certain reclassifications have been made to prior quarterly results to conform with the 2002 annual presentation.

	2002 Three Months Ended				2001 Three Months Ended(a)
	Dec. 31.	Sept. 30	June 30	Mar. 31.	Dec. 31.	Sept. 30	June 30	Mar. 31
	(Millions, except per share amounts)
Revenues	$1,000.7	$1,078.8	$1,015.1	$1,090.8	$1,192.2	$1,338.0	$550.2	$154.0
Expenses	941.1	996.8	1,028.2	1,099.9	1,424.8	1,418.3	679.0	139.8

Pretax earnings (loss)	59.6	82.0	(13.1)	(9.1)	(232.6)	(80.3)	(128.8)	14.2
Tax benefit (provision)	(10.4)	(20.3)	6.0	13.0	107.4	44.4	24.8	2.6
Equity in earnings (losses) of subsidiaries	6.2	3.2	3.6	1.0	(3.1)	.9	2.3	.3
Accretion and dividends on preferred stock of subsidiaries	(10.5)	(10.3)	(10.1)	(10.0)	(10.3)	(9.8)	(3.1)	—

Net income (loss) from continuing operations	44.9	54.6	(13.6)	(5.1)	(138.6)	(44.8)	(104.8)	17.1
Cumulative effect of accounting changes	—	—	—	660.2	—	—	—	—
Extraordinary items	—	—	7.1	—	3.0	13.6	(4.8)	—

Net income (loss)	$44.9	$54.6	$(6.5)	$655.1	$(135.6)	$(31.2)	$(109.6)	$17.1

Net income (loss) from continuing operations per share:
Basic	$3.09	$6.67	$(1.66)	$(.62)	$(17.14)	$5.07	$(83.30)	$2.91
Diluted	2.78	6.04	(1.68)	(.62)	(17.14)	4.56	(83.30)	2.88

Net income (loss) per share:
Basic	$3.09	$6.67	$(.79)	$80.09	$(16.77)	$7.08	$(84.12)	$2.91
Diluted	2.78	6.04	(.81)	80.09	(16.77)	6.36	(84.12)	2.88

Fully converted tangible book value per share	$258.82	$249.38	$235.62	$221.80	$225.81	$243.41	$247.34	$185.44

(a)
The quarterly amounts subsequent to March 31, 2001 reflect the acquisition of OneBeacon on June 1, 2001.

Schedule I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2002

	Cost	Fair Value
	(Millions)
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities(1)	$2,630.8	$2,702.6
Corporate bonds and asset-backed securities	3,433.6	3,605.3
States, municipalities and political subdivisions	62.7	67.1
Foreign governments	90.8	93.7
Redeemable preferred stocks	189.6	200.4

Total fixed maturities	6,407.5	6,669.1

Short-term investments	1,790.6	1,790.6
Common equity securities:
Banks, trust and insurance companies	61.0	87.8
Public utilities	83.3	83.9
Industrial, miscellaneous and other	108.0	103.3

Total common equity securities	252.3	275.0
Other investments	142.3	164.7

Total investments	$8,592.7	$8,899.4

(1)
includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

NOTE—fair value was equal to carrying value at December 31, 2002.

Schedule II

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(REGISTRANT ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2002	2001
	(Millions)
Assets:
Common equity securities and other investments	$30.6	$30.4
Short-term investments, at amortized cost	15.6	54.7
Other assets	41.9	51.4
Investments in consolidated affiliates	2,558.9	1,350.2

Total assets	$2,647.0	$1,486.7

Liabilities:
Long-term debt	$5.1	$5.1
Deferred credits	—	16.3
Accounts payable and other liabilities	15.0	20.7

Total liabilities	20.1	42.1
Convertible preference shares	219.0	—
Common shareholders' equity	2,407.9	1,444.6

Total liabilities, convertible preference shares and common shareholders' equity	$2,647.0	$1,486.7

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Revenues	$84.7	$38.4	$26.8
Expenses	24.9	69.4	43.5

Pretax income (loss)	59.8	(31.0)	(16.7)
Income tax provision	—	(1.0)	(26.6)

Net income (loss)	59.8	(32.0)	(43.3)
Earnings (losses) from consolidated affiliates	672.0	(222.5)	356.2
Earnings from discontinued operations, after-tax	—	—	95.0
Cumulative effect of changes in accounting principles	16.3	—	—
Extraordinary loss on early extinguishment of debt	—	(4.8)	—

Consolidated net income (loss)	748.1	(259.3)	407.9
Other comprehensive net income (loss) items, after-tax	202.3	(42.5)	39.7

Consolidated comprehensive net income (loss)	$950.4	$(301.8)	$447.6

Computation of net income (loss) available to common shareholders:
Consolidated net income (loss)	$748.1	$(259.3)	$407.9
Redemption value adjustment—Convertible Preference Shares	(19.0)	(305.1)	—
Dividends on Convertible Preference Shares	(.4)	(.3)	—

Consolidated comprehensive net income (loss)	$728.7	$(564.7)	$407.9

Schedule II

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(REGISTRANT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Millions)
Net income (loss)	$748.1	$(259.3)	$407.9
Reconciliation of net income to net cash from operating activities:
Cash dividends to holders of Convertible Preference Shares	.4	.3	—
Cumulative effect of changes in accounting principles	(16.3)	—	—
Loss on early extinguishment of debt	—	4.8	—
Share appreciation expense for Options and Restricted Shares	16.9	20.0	—
Share appreciation expense for Series B Warrants	—	58.8	—
Net realized gains on sales of investments and other assets	(57.9)	(13.3)	(2.7)
Undistributed current (earnings) losses from consolidated subsidiaries	(648.7)	278.0	(250.1)
Amortization of deferred credits	—	(20.7)	(20.8)
Release of tax reserve on sale of former insurance subsidiary	—	—	(95.0)
Net change in other assets and other liabilities	12.4	18.5	(24.3)
Net change in accounts payable and other liabilities	(11.4)	(32.3)	37.3

Net cash provided from operating activities	43.5	54.8	52.3

Cash flows from investing activities:
Net decrease (increase) in short-term investments, net of balances acquired	39.0	41.7	(84.8)
Sales of investment securities	—	31.0	53.8
Purchases of investment securities and other assets	(.2)	(30.9)	(1.4)
Contributions to subsidiaries	(300.0)	(530.7)	—
Investments in consolidated affiliates, net of balances acquired	—	—	—
Investments in unconsolidated affiliates	—	—	—
Proceeds from sales of affiliates	—	23.6	—

Net cash (used for) provided from investing activities	(261.2)	(465.3)	(32.4)

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible
Preference Shares	226.4	444.4	—
Proceeds from issuances and exercises of warrants to acquire
Common Shares	—	75.0	—
Common Shares repurchased and retired	—	(1.9)	(8.8)
Repayments of long-term debt	—	(100.8)	(4.0)
Cash dividends paid to holders of Common Shares	(8.3)	(5.9)	(7.1)
Cash dividends to holders of Convertible Preference Shares	(.4)	(.3)	—

Net provided from (cash used) for financing activities	217.7	410.5	(19.9)

Net change in cash during year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

Schedule III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned
Years ended:
December 31, 2002:
OneBeacon	$188.4	$7,149.4	$1,269.5	$—	$2,870.9
Reinsurance and other insurance operations	56.5	1,725.9	244.9	—	705.5
December 31, 2001:
OneBeacon	$267.4	$7,857.4	$1,612.0	$—	$2,208.2
Reinsurance and other insurance operations	45.9	1,670.2	202.5	—	447.9
December 31, 2000:
Reinsurance and other insurance operations	$27.2	$1,556.3	$182.0	$—	$334.4
Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net investment income(a)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2002:
OneBeacon	$300.7	$2,131.3	$629.6	$317.4	$2,522.8
Reinsurance and other insurance operations	57.7	506.9	176.7	97.6	770.7
December 31, 2001:
OneBeacon	$228.4	$2,073.8	$456.5	$356.2	$1,878.2
Reinsurance and other insurance operations	51.7	420.1	127.8	62.4	487.2
December 31, 2000:
Reinsurance and other insurance operations	$65.7	$287.7	$101.1	$31.6	$355.2

(a)
The amounts shown exclude net investment income (expense) relating to non-insurance operations of $(5.7) million, $4.4 million and $20.2 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

Schedule IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in millions)
Years ended:
December 31, 2002:
OneBeacon	$3,181.8	$(815.5)	$504.6	$2,870.9	17.6%
Reinsurance and other insurance operations	42.0	(299.6)	963.1	705.5	136.5%
December 31, 2001:
OneBeacon(a)	$2,374.2	$(230.2)	$64.2	$2,208.2	2.9%
Reinsurance and other insurance operations	36.7	(237.6)	648.8	447.9	144.9%
December 31, 2000:
Reinsurance and other insurance operations	$32.5	$(174.6)	$476.5	$334.4	142.5%

(a)
Amounts shown for OneBeacon in columns B through F represent activity from June 1, 2001 through December 31, 2001.

Schedule V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D	Column E
		Additions (subtractions)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions described(a)	Balance at end of period
	(Millions)
Years ended:
December 31, 2002:
Reinsurance recoverable:
Allowance for reinsurance balances	$25.2	$(6.1)	$—		$(.6)	$18.5
Property and casualty insurance:
Allowance for uncollectible accounts	96.9	(22.0)	—		(5.8)	69.1
December 31, 2001:
Reinsurance recoverable:
Allowance for reinsurance balances	$1.2	$—	$24.0	(b)	$—	$25.2
Property and casualty insurance:
Allowance for uncollectible accounts	1.1	—	96.8	(b)	(1.0)	96.9
December 31, 2000:
Reinsurance recoverable:
Allowance for reinsurance balances	$1.2	$—	$—		$—	$1.2
Property and casualty insurance:
Allowance for uncollectible accounts	1.1	—	—		—	1.1

(a)
Represent charge-offs of balances receivables.

(b)
Includes $21.9 million and $95.7 million of reinsurance recoverable and property and casualty insurance allowances, respectively, acquired from OneBeacon. Remaining amounts represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY UNDERWRITERS
(Millions)

Schedule VI

Column A	Column B	Column C	Column D		Column E	Column F	Column G
Affiliation with registrant	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income
OneBeacon:
2002	$188.4	$7,149.4	$299.5		$1,269.5	$2,870.9	$300.7
2001(a)	267.4	7,857.4	278.1	(c)	1,612.0	2,208.2	228.4
Consolidated reinsurance and other insurance operations:
2002	$56.5	$1,725.9	—		$244.9	$705.5	$57.7
2001	45.9	1,670.2	—		202.5	447.9	51.7
2000	27.2	1,556.3	—		182.0	334.4	65.7
50%-or-less owned property and casualty investees(b):
2002	$24.5	$125.8	—		$86.6	$167.0	$11.5
2001	21.5	104.9	—		74.9	143.3	11.2
2000	18.8	101.1	—		64.8	127.1	11.8
Column A	Column H		Column I	Column J	Column K
	Claims and Claims Adjustment Expenses Incurrred Related to
			Amortization of deferred policy acquisition costs
				Paid Claims and Claims Adjustment Expenses
Affiliation with registrant	(1) Current Year	(2) Prior Year			Premiums written
OneBeacon:
2002	$2,073.9	$57.4	$629.6	$2,877.0	$2,522.8
2001(a)	2,009.2	64.6	456.5	1,952.7	1,878.2
Consolidated reinsurance and other insurance operations:
2002	$474.3	$32.6	$176.7	$367.9	$770.7
2001	381.4	38.7	127.8	481.8	487.2
2000	264.1	23.6	101.1	435.7	355.2
50%-or-less owned property and casualty investees(b):
2002	$113.2	$7.8	$47.6	$106.1	$178.7
2001	95.2	(1.8)	41.4	92.7	153.4
2000	91.9	(3.3)	37.2	89.0	132.7

(a)
The amounts shown in columns F through K represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

(b)
The amounts shown represent White Mountains' share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate. Excludes White Mountains' share of Montpelier, its 21% owned unconsolidated property and casualty reinsurance affiliate whose information is available publicly.

(c)
The amounts shown exclude unamortized fair value adjustments to reserves of $79.8 million and $56.0 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of OneBeacon for the years ended December 31, 2002 and 2001, respectively.

CERTIFICATIONS

I, Raymond Barrette, certify that:

1.
I have reviewed this annual report on Form 10-K of White Mountains Insurance Group, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ Raymond Barrette

President and Chief Executive Officer
(Principal Executive Officer)

C-1

I, Dennis P. Beaulieu, certify that:

1.
I have reviewed this annual report on Form 10-K of White Mountains Insurance Group, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ Dennis P. Beaulieu

Treasurer
(Principal Financial Officer)

C-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
WHITE MOUNTAINS INSURANCE GROUP, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT ON MANAGEMENT'S RESPONSIBILITIES
REPORT OF INDEPENDENT ACCOUNTANTS
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
  Schedule I
WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES AT DECEMBER 31, 2002
  Schedule II
WHITE MOUNTAINS INSURANCE GROUP, LTD. (REGISTRANT ONLY)
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  Schedule II
WHITE MOUNTAINS INSURANCE GROUP, LTD. (REGISTRANT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
  Schedule III
WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION (Millions)
  Schedule IV
WHITE MOUNTAINS INSURANCE GROUP, LTD. REINSURANCE
  Schedule V
WHITE MOUNTAINS INSURANCE GROUP, LTD. VALUATION AND QUALIFYING ACCOUNTS
WHITE MOUNTAINS INSURANCE GROUP, LTD. SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY UNDERWRITERS (Millions)
  Schedule VI
CERTIFICATIONS