Form 10-Q
period 2003-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-05-09
CIK 776867

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	94-2708455 (I.R.S. Employer Identification No.)
80 SOUTH MAIN STREET, HANOVER, NEW HAMPSHIRE 03755 (Address of principal executive offices including zip code)
(603) 640-2200 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2003, 8,382,087 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 42,500 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Fixed maturity investments, at fair value (cost: $6,224.6 and $6,407.5)	$6,494.4	$6,669.1
Short-term investments, at amortized cost (which approximates fair value)	1,937.0	1,790.6
Common equity securities, at fair value (cost: $293.8 and $252.3)	291.1	275.0
Other investments (cost: $122.8 and $142.3)	147.5	164.7

Total investments	8,870.0	8,899.4
Cash	119.9	121.5
Reinsurance recoverable on unpaid losses	1,292.6	1,461.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,572.8	2,610.4
Reinsurance recoverable on paid losses	158.9	159.8
Insurance and reinsurance premiums receivable	816.9	830.5
Accounts receivable on unsettled investment sales	609.6	160.8
Deferred tax asset	397.0	430.0
Deferred acquisition costs	244.5	244.9
Investments in unconsolidated insurance affiliates	417.0	399.9
Investment income accrued	70.4	91.4
Ceded unearned premiums	189.7	163.9
Other assets	378.7	459.6

Total assets	$16,138.0	$16,033.6

Liabilities
Loss and loss adjustment expense reserves	$8,552.7	$8,875.3
Unearned insurance and reinsurance premiums	1,500.9	1,514.4
Debt	781.4	793.2
Accounts payable on unsettled investment purchases	1,061.4	495.2
Funds held under reinsurance treaties	169.8	262.4
Other liabilities	1,172.1	1,285.3

Total liabilities	13,238.3	13,225.8

Convertible preference shares	230.5	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries
Berkshire Hathaway Inc. (redemption value $300.0)	164.0	160.9
Other mandatorily redeemable preferred stock of subsidiaries (redemption value $20.0)	20.0	20.0
Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,357,087 and 8,351,387 shares	8.4	8.4
Paid-in surplus	1,128.2	1,126.2
Retained earnings	1,154.2	1,071.9
Accumulated other comprehensive income, after tax	196.5	206.7
Unearned compensation—restricted Common Share awards	(2.1)	(5.3)

Total common shareholders' equity	2,485.2	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$16,138.0	$16,033.6

See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Earned insurance and reinsurance premiums	$803.0	$959.4
Net investment income	78.6	86.7
Net realized gains (losses)	58.2	(.1)
Other revenue	24.5	40.0

Total revenues	964.3	1,086.0

Expenses:
Loss and loss adjustment expenses	522.6	706.4
Insurance and reinsurance acquisition expenses	157.9	190.7
General and administrative expenses	110.0	155.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	14.2	24.0
Interest expense	13.6	18.2

Total expenses	818.3	1,095.1

Pretax income (loss)	146.0	(9.1)
Tax (provision) benefit	(46.1)	13.0

Net income before minority interest, equity in earnings of affiliates and accounting changes	99.9	3.9
Dividends on mandatorily redeemable preferred stock of subsidiaries	(7.6)	(7.6)
Accretion of mandatorily redeemable preferred stock of subsidiary to face value	(3.1)	(2.4)
Equity in earnings of unconsolidated affiliates	12.9	1.0

Net income (loss) from continuing operations	102.1	(5.1)
Cumulative effect of changes in accounting principles	—	660.2

Net income	102.1	655.1

Net change in unrealized gains and losses for investments held	28.2	(33.4)
Net change in foreign currency translation	.6	(.8)
Recognition of unrealized gains and losses for investments sold	(39.0)	(1.3)

Comprehensive net income	$91.9	$619.6

Computation of net income available to common shareholders
Net income	$102.1	$655.1
Redemption value adjustment—Convertible Preference Shares	(11.5)	—

Net income available to common shareholders	$90.6	$655.1

Basic earnings per Common Share:
Net income (loss) from continuing operations	$10.94	$(.62)
Net income	10.94	80.09
Diluted earnings per Common Share:
Net income (loss) from continuing operations	$9.92	$(.62)
Net income	9.92	80.09

Dividends declared and paid per Common Share	$1.00	$1.00

See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

(millions)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	102.1	—	102.1	—	—
Other comprehensive income (loss), after tax	(10.2)	—	—	(10.2)	—
Redemption value adjustment — Convertible Preference Shares	(11.5)	—	(11.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	1.3	1.3	—	—	—
Issuances of Common Shares	.7	.7	—	—	—
Amortization of restricted Common Share awards	3.2	—	—	—	3.2

Balances at March 31, 2003	$2,485.2	$1,136.6	$1,154.2	$196.5	$(2.1)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss) after tax	Unearned compensation
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	655.1	—	655.1	—	—
Other comprehensive income (loss), after tax	(35.5)	—	—	(35.5)	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	1.8	1.8
Issuance of Common Shares	4.8	4.8	—	—	—
Amortization of restricted Common Share awards	4.1	—	—	—	4.1

Balances at March 31, 2002	$2,066.6	$1,113.2	$1,001.9	$(31.1)	$(17.4)

See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(millions)

	Three Months Ended March 31,
	2003	2002
Cash flows from operations:
Net income	$102.1	$655.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	—	(660.2)
Deferred income tax provision (benefit)	36.5	(15.4)
Net realized (gains) losses	(58.2)	.1
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	207.4	147.9
Net change in loss and loss adjustment expense reserves	(322.6)	(212.8)
Net change in insurance and reinsurance premiums receivable	13.6	78.6
Net change in unearned insurance and reinsurance premiums	(13.5)	(102.8)
Net change in deferred acquisition costs	.4	39.6
Net change in funds held under reinsurance treaties	(92.6)	(77.4)
Net change in other assets and liabilities	(62.4)	(85.4)

Net cash flows used for operations	(189.3)	(232.7)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(146.4)	994.3
Sales of fixed maturity investments	3,564.0	1,249.0
Maturities of fixed maturity investments	137.7	25.4
Sales of common equity securities and other investments	55.3	46.6
Purchases of fixed maturity investments	(3,437.4)	(1,967.8)
Purchases of common equity securities and other investments	(76.4)	(65.4)
Net change in unsettled investment purchases and sales	117.4	(.4)
Net (acquisitions) dispositions of property and equipment	(4.8)	.7

Net cash flows provided from investing activities	209.4	282.4

Cash flows from financing activities:
Repayments of debt	(6.5)	(49.0)
Cash dividends paid to common shareholders	(8.3)	(8.3)
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Proceeds from issuances of Common Shares	.7	.9

Net cash used for financing activities	(21.7)	(64.0)

Net decrease in cash during period	(1.6)	(14.3)
Cash balances at beginning of period	121.5	67.4

Cash balances at end of period	$119.9	$53.1

Supplemental cash flows information:
Interest paid	$(13.0)	$(13.7)
Net income taxes received	32.1	1.3
Common Shares issued in lieu of cash compensation (non-cash)	—	(3.9)

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

        White Mountains' reinsurance operations are conducted primarily through Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, "Folksamerica"). In connection with the Acquisition, Folksamerica was contributed to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies. White Mountains' reinsurance operations also include its wholly-owned subsidiaries, Fund American Reinsurance Company Ltd. ("Fund American Re") and White Mountains Underwriting Limited ("WMU"), as well as its unconsolidated investment in Montpelier Re Holdings Ltd. ("Montpelier"), a Bermuda-domiciled reinsurance holding company. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. WMU is an Ireland-domiciled consulting services provider specializing in international property excess reinsurance.

        White Mountains' other operations consist of the International American Group, Esurance Inc. ("Esurance"), the Company and the Company's intermediate holding companies. The International American Group consists of Peninsula Insurance Company ("Peninsula"), American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), which were purchased by the Company in 1999. In connection with the Acquisition, Peninsula, American Centennial and British Insurance Company were contributed to Folksamerica.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company's 2002 Annual Report on Form 10-K for a complete discussion regarding White Mountains' significant accounting policies.

Recently Adopted Changes in Accounting Principles

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Provisions of SFAS No. 148 provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this statement within this report.

        White Mountains' share-based compensation plans, consisting primarily of performance shares, incentive stock options to acquire Common Shares ("Options") and restricted share Common Share awards ("Restricted Shares"), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. White Mountains expenses all its share-based compensation, including its outstanding Options. White Mountains accounts for these obligations under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). The accounting treatment for White Mountains' Restricted Share awards under APB No. 25 is identical to the method prescribed by SFAS No. 123, whereby the Restricted Shares are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Compensation expense charged to earnings for Restricted Shares was $3.2 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. The accounting treatment for White Mountains' performance share awards under APB No. 25 is also identical to the method prescribed by SFAS No. 123, whereby the liability for performance share awards is measured each period based upon the current market price of the underlying Common Shares. During the first quarters of 2003 and 2002, White Mountains recorded compensation charges of $16.2 million and $20.0 million, respectively, for outstanding performance shares.

        In 2000, the Company issued a one-time award of 81,000 Options. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $1.3 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

        At March 31, 2003, the Company had 56,265 Options outstanding (4,605 of which were exercisable) with a weighted average exercise price of $127.08 per Common Share. During the first quarter of 2003, 5,700 Options were exercised at an average exercise price of $125.95 per Common Share.

        White Mountains has adopted the disclosure-only provisions of SFAS No. 123 with respect to its outstanding Options and Restricted Shares. The following table illustrates the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of SFAS No. 123 to its employee Option incentive compensation program.

	Three Months Ended March 31,
Millions, except per share amounts
	2003	2002
Net income as reported	$102.1	$655.1
Add: Share-based employee compensation expense included in reported net income, net of taxes	1.3	1.8
Deduct: Share-based employee compensation expense determined under fair value based method, net of taxes	—	—

Net income, pro forma	$103.4	$656.9

Earnings per share:
Basic—as reported	$10.94	$80.09
Basic—pro forma	11.09	80.30
Diluted—as reported	9.92	80.09
Diluted—pro forma	10.05	80.30

        White Mountains' compensation expense related to its Options was higher in 2003 and 2002 than it would have been had the Company accounted for its Options under SFAS No. 123 due to two factors. First, compensation expense under SFAS No. 123 is based on the fair value of the Options at the date of grant and subsequent changes in the market value of the underlying stock are not considered. Since the date the Options were granted, the market price of Common Shares has increased from $106.19 at February 27, 2000 (the date of grant) to $345.40 at March 31, 2002 and $340.00 at March 31, 2003. The intrinsic value method of accounting for compensation expense under FIN 28, which the Company follows, captured this increase in market value and resulted in increased compensation expense as compared to SFAS No. 123. Second, variable plan accounting under FIN 28 prescribes that compensation expense be recognized over the service period, which results in an accelerated recognition of the expense as compared to using the vesting period prescribed by SFAS No. 123.

Business Combinations

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle. SFAS No. 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain.

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systemic amortization over a perceived period of benefit. SFAS No. 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS No. 142, little guidance existed as to how to determine and measure goodwill impairment. As a result of the issuance of SFAS No. 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital Reinsurance Company (the "Risk Capital Operations") and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

Other Accounting Principles

        On January 1, 2003, White Mountains adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands the disclosures to be made by a guarantor in the consolidated financial statements and generally requires recognition of a liability for the fair value of a guarantee at its inception. This interpretation does not apply to guarantees issued by insurance companies accounted for under insurance-specific accounting literature. Adoption of FIN 45 did not have a material impact on the Company's financial position or its results of operations.

        On January 1, 2003, White Mountains adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize a liability for costs associated with exit or disposal activities at fair value when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. Adoption of SFAS No. 146 did not have a material impact on the Company's financial position or its results of operations. SFAS No. 146 will impact future exit or disposal activities initiated by White Mountains.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interests. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after June 15, 2003. At March 31, 2003 and December 31, 2002, White Mountains held certain investments that, for purposes of FIN 46, are being evaluated to determine whether such investments should be consolidated or disclosed as a variable interest entity in the Company's future financial statements. Such investments include limited partnerships currently accounted for under the equity method and OneBeacon's surplus note investment in New Jersey Skylands Insurance Association.

Note 2. Acquisition of OneBeacon and Related Transactions

        On June 1, 2001, White Mountains acquired OneBeacon from Aviva for $2,114.3 million, of which $260.0 million consisted of a convertible note (the "Seller Note"), which was subsequently repaid in November 2002, with the balance paid in cash. Also, as part of the financing of the Acquisition, White Mountains issued $437.6 million of a new class of non-voting convertible preference shares of the Company, which were subsequently converted into Common Shares upon shareholder approval on August 23, 2001, and issued warrants (the "Warrants") to Berkshire Hathaway Inc. ("Berkshire"). Through the Warrants, at March 31, 2003, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 15.9% of the total outstanding Common Shares on a fully-converted basis (See Note 10).

        In connection with the Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong, which is the highest of twenty-one ratings) by Standard & Poor's and "A++" (Superior, which is the highest of fifteen ratings) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims and certain other exposures (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover").

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately 45% of OneBeacon's total business. The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Renewal Rights Agreement are shared between Liberty Mutual and OneBeacon. A reinsurance agreement pro-rates results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and assumes approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. OneBeacon will also receive commissions of 3% of written premiums on policies transferred to Liberty Mutual that are renewed in the year after the Renewal Rights Agreement expires. Additionally, OneBeacon has the option of assuming 10% of Liberty Mutual's regional agency markets business for the years 2004 to 2006 on a pari passu basis with Liberty Mutual.

Note 3. Loss and Loss Adjustment Expense Reserves

Non-Asbestos and Environmental Reserves

Insurance

        White Mountains' insurance subsidiaries establish loss and loss adjustment expense ("LAE") reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of a number of factors that occurred prior to and since the Acquisition. OneBeacon is the result of the merger of the U.S. operations of General Accident plc ("General Accident") and Commercial Union plc ("Commercial Union") ("the Merger"). While relatively the same size, the legacy companies had different underwriting and claims management practices, which produced different business and underwriting results. The operational integration of the two companies was complex and included changes in underwriting and claims operations. Beginning in the mid-1990s, and continuing through the Merger, the subsequent operational integration of the legacy companies and the Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends, such as patterns of claim development (i.e., reported claims and paid losses), into the future. Accordingly, estimating reserves becomes more uncertain if business mix, coverage limits, case reserve adequacy, claims payment rates and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns.

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

Often the factors influencing changes in claim costs are difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment.

        Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, directors and officers, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, White Mountains may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Management believes that loss and LAE reserves as of March 31, 2003 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Accordingly, should reserves need to be increased or decreased in the future from amounts currently held, future results of operations would be negatively or positively impacted, respectively.

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

        As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled,

i.e., the "claim-tail". During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about claims and trends may become known and, as a result, White Mountains may adjust its loss and LAE reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Management believes that loss and LAE reserves as of March 31, 2003 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Accordingly, should reserves need to be increased or decreased in the future from amounts currently held, future results of operations would be negatively or positively impacted, respectively.

Asbestos and Environmental Reserves

        White Mountains' reserves include provisions made for claims that assert damages from asbestos and environmental ("A&E") related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

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

        White Mountains estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by NICO at March 31, 2003. Approximately $396 million of the estimated $1,771 million of incurred losses have been paid by NICO through March 31, 2003. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $729 million protection remaining under the NICO Cover.

        White Mountains' reserves for A&E losses at March 31, 2003 represent management's best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments.

        In May 2003, OneBeacon and an independent actuarial consulting firm completed a ground-up exposure-based study of OneBeacon's A&E exposures. This study considered, among other factors, (i) facts surrounding reported cases and exposures to claims, such as policy limits and deductibles;

(ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) potential uncollectible third-party reinsurance. The study concluded that the range of projected outcomes is within the limits of reinsurance protection provided by the NICO Cover, as described above.

Loss and Loss Adjustment Expense Reserve Summary

        The following table summarizes the loss and loss adjustment expense reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Millions
	2003	2002
Gross beginning balance	$8,875.3	$9,527.6
Less beginning reinsurance recoverable on unpaid losses	(4,071.9)	(4,203.5)

Net loss and loss adjustment expense reserves	4,803.4	5,324.1
Loss and loss adjustment expenses incurred relating to:
Current year losses	519.7	723.5
Prior year losses	2.9	(17.1)

Total incurred loss and loss adjustment expenses	522.6	706.4
Accretion of fair value adjustment to loss and loss adjustment expense reserves	14.2	24.0
Loss and loss adjustment expenses paid relating to:
Current year losses	(111.2)	(159.0)
Prior year losses	(541.7)	(630.8)

Total loss and loss adjustment expense payments	(652.9)	(789.8)
Net ending balance	4,687.3	5,264.7
Plus ending reinsurance recoverable on unpaid losses	3,865.4	4,050.1

Gross ending balance	$8,552.7	$9,314.8

        White Mountains did not experience any material unfavorable loss reserve development on prior accident year loss reserves during either the first quarter of 2003 or 2002. Favorable incurred loss and loss adjustment expenses in the three months ended March 31, 2002 include $17.0 million relating to the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with Folksamerica's 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). The allowance was initially established in 2000 and relates to a recoverable resulting from PCA's claims recoverable from the second injury disability trust fund ("Second Injury Fund") in the State of Florida. The Company reduced the allowance in 2002 because the collection experience and financial stability of the Second Injury Fund had improved significantly since the time of the acquisition and the allowance was determined to be unnecessary.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and loss adjustment expense reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and loss adjustment expense reserves of $300.0 million at June 1, 2001 ($150.0 million at March 31, 2003) is being recognized through an income statement charge ratably with, and over the period the claims are settled. As such, White Mountains recognized $14.2 million and $24.0 million of such charges, recorded as loss and loss adjustment expenses, for the three months ended March 31, 2003 and 2002, respectively.

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer is unable to honor its obligations under reinsurance contracts.

OneBeacon

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe- prone areas, such as coastal regions. OneBeacon's largest single natural catastrophe risk is a Northeast windstorm.

        OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses probable maximum loss ("PML") forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

        When evaluating its catastrophe reinsurance program for 2003, OneBeacon determined that its exposure to risks resulting from a catastrophic Northeast windstorm are mitigated in the early part of calendar years due to the seasonality of such storms. Accordingly, for the first four months of 2003, OneBeacon entered into a catastrophe reinsurance program under which (1) the first $125.0 million of losses resulting from any single catastrophe are retained by OneBeacon and (2) property catastrophe losses from a single event in excess of $125.0 million and up to $325.0 million are reinsured for 99% of the loss. Effective May 1, 2003, OneBeacon entered into a property catastrophe cover under which (1) the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and (2) property catastrophe losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks or losses covered under the Terrorism Risk Insurance Act (the "Terrorism Act"). The program covers personal and commercial property losses resulting from all other types of terrorist attacks. In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium. OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving worker's compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million. This program provides one full $55.0 million limit for either "certified" or "non-certified"

terrorism losses but does not provide for losses resulting from nuclear, biological or chemical attacks. OneBeacon also purchases reinsurance coverage for certain risks at levels below $200.0 million, on either a facultative or treaty basis, where it deems appropriate.

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

        Also in connection with the Acquisition, OneBeacon obtained the GRC Cover which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at March 31, 2003 and December 31, 2002. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover.

        At March 31, 2003, OneBeacon had $87.6 million of reinsurance currently recoverable on paid losses and $3,433.5 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers (Dollars in millions)	Balance at March 31, 2003	% of Total	A.M. Best Rating (2)
Subsidiaries of Berkshire (NICO and GRC)	$2,552.2	72%	A++
Liberty Mutual and subsidiaries	245.5	7	A
Tokio Fire and Marine Insurance Company	62.7	2	A++
American Re-Insurance Company	44.6	1	A+
Aviva plc and its affiliates (1)	28.7	1	not rated

(1)
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A+ (Superior, which is the second highest of fifteen ratings) and A (Excellent, which is the third highest of fifteen ratings).

Folksamerica

        Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and the purchase of catastrophe reinsurance. The primary reinsurance protections are the quota share arrangements with Olympus Reinsurance Ltd. ("Olympus") discussed below. In addition, Folksamerica's current catastrophe protection program includes $35.0 million of protection in excess of a $60.0 million retention for a second loss and various common account catastrophe covers purchased to protect individual proportional property contracts against a 1 in 250 year catastrophe event. In prior years, Folksamerica had purchased aggregate stop loss protection from London Life and General Reinsurance Company, Ltd. ("London Life"), which protected the Company's accident year results from the effects of a single large event or multiple small events. No cessions were made to this contract in 2002 and prior ceded balances are fully collateralized by funds held and letters of credit. This contract was not renewed in 2003.

        Folksamerica has quota share retrocessional arrangements with Olympus which are designed to increase Folksamerica's capacity to capitalize on the improved pricing trends which accelerated after the terrorist attacks of September 11, 2001 and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Olympus is a Bermuda-domiciled insurance and reinsurance company that was formed in December 2001 with an initial capitalization of more than $500.0 million to respond to the favorable underwriting and pricing environment in the reinsurance market. Olympus is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best. Under the quota share agreements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. Specifically, the Imagine Cover provided an aggregate of $115.0 million in reinsurance protection on:

  •
  adverse development on loss and LAE reserves as of December 31, 2000 from the acquisition of USF Re Insurance Co. ("USF Re") and as of September 30, 2000 from the acquisition of the Risk Capital Operations;

  •
  adverse development on Folksamerica's A&E reserves as of December 31, 2000; and

  •
  losses, LAE and acquisition expenses incurred in excess of premiums earned after September 30, 2000 on underwriting year 2000 and prior Risk Capital Operations' contracts.

        In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At March 31, 2003 and December 31, 2002, Folksamerica's reinsurance recoverables included $298.6 million and $381.2 million, respectively, recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of March 31, 2003, there was approximately $9.7 million of coverage remaining under this contract. At March 31, 2003 and December 31, 2002, Folksamerica had also recorded $53.0 million and $53.9 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $2.0 million and $1.1 million of such deferred gains during the first three months of 2003 and 2002.

        At March 31, 2003, Folksamerica had $51.9 million of reinsurance currently recoverable on paid losses and $723.6 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the financial position and solvency of Folksamerica's reinsurers is critical to the collectibility of its reinsurance coverages. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers (Dollars in millions)	Balance at March 31, 2003	% of Total	A.M. Best Rating (2)
Imagine Re (1)	$298.6	39%	A-
London Life (1)	135.4	17	A
Olympus (1)	52.8	7	A-
GRC and affiliates	34.8	4	A++
Federal Insurance Company	34.6	4	A++

(1)
Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A (Excellent, which is the third highest of fifteen ratings) and A- (Excellent, which is the fourth highest of fifteen ratings).

Note 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
Millions
	2003	2002
Investment income:
Fixed maturity investments	$73.8	$87.0
Short-term investments	3.9	1.1
Common equity securities	1.1	.9
Other	.9	(.8)

Total investment income	79.7	88.2
Less investment expenses and other charges	(1.1)	(1.5)

Net investment income, before tax	$78.6	$86.7

        The composition of realized investment gains (losses) for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
Millions
	2003	2002
Fixed maturity investments	$42.9	$(.3)
Common equity securities	20.8	.8
Other investments	(5.5)	(.6)

Net realized investment gains (losses), before tax	58.2	(.1)
Income taxes attributable to realized investment gains and losses	19.6	(.8)

Net realized investment gains, after tax	$38.6	$.7

        In 2001, the Company received warrants to acquire 4,781,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011. White Mountains' investment in the Montpelier warrants constitutes a derivative security under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized through the income statement as a realized investment gain. In accordance with SFAS No. 133, White Mountains has determined the fair value of the Montpelier warrants to be $57.0 million as of March 31, 2003 and has correspondingly recognized a realized investment loss of $1.0 million for the three months ended March 31, 2003.

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

        The cost or amortized cost, gross unrealized gains and losses, and carrying values of White Mountains' investment securities (excluding short-term investments and investments in unconsolidated insurance affiliates) by category as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
Fixed maturity investments	$6,224.6	$294.4	$(24.6)	$6,494.4
Common equity securities	293.8	10.3	(13.0)	291.1
Other investments	122.8	28.3	(3.6)	147.5

Total	$6,641.2	$333.0	$(41.2)	$6,933.0

	December 31, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
Fixed maturity investments	$6,407.5	$282.9	$(21.3)	$6,669.1
Common equity securities	252.3	43.7	(21.0)	275.0
Other investments	142.3	28.3	(5.9)	164.7

Total	$6,802.1	$354.9	$(48.2)	$7,108.8

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

        White Mountains' methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers' credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per common share but would not impact comprehensive net income, shareholders' equity or tangible book value.

        During the three months ended March 31, 2003, White Mountains experienced $17.5 million in pretax other-than-temporary impairment charges. Of the charge recorded, $8.1 million was related to White Mountains' investment in the common stock of Octel Corp ("Octel"). White Mountains recorded the other-than-temporary impairment on Octel primarily due to the fact that Octel's unrealized loss position was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors have been reported by Octel which affect the likelihood that White Mountains will recover the original cost of its investment. These factors include disruptions related to political unrest in Venezuela, which is a significant geographic region in which Octel operates and the announcement that Octel will take restructuring charges in 2003. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2003 period presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary as White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. As of March 31, 2003, White Mountains' investment portfolio did not include any individual investment security with an after tax unrealized loss of more than $5.0 million.

        As of March 31, 2003, White Mountains reported $1,061.4 million in accounts payable on unsettled investment purchases and $609.6 million in accounts receivable on unsettled investment sales, of which $856.9 million and $479.5 million, respectively, are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a future settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA contract date and the security settlement date can be as long as 180 days, though it typically is between 45 and 60 days.

Note 6. Debt

        White Mountains' debt outstanding as of March 31, 2003 and December 31, 2002 consisted of the following:

Millions	March 31, 2003	December 31,2002
Bank Facility:
Revolving loan	$125.0	$125.0
Tranche A term loan	79.8	85.0
Tranche B term loan	392.0	393.0
Tranche C term loan	143.1	143.4

Total Bank Facility	739.9	746.4
C-F seller note	25.0	25.0
Fund III notes	15.0	15.0
Other Debt	1.5	6.8

Total debt	$781.4	$793.2

Bank Facility

General

        In connection with the Acquisition, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, borrowed $825.0 million from a banking syndicate arranged by Lehman Brothers Inc. (the "Bank Facility"), which was initially comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. As of March 31, 2003, the term loan facilities were comprised of a $79.8 million amortizing Tranche A term loan with a final maturity in March 2006, a $392.0 million amortizing Tranche B term loan with a final maturity in

March 2007 and a $143.1 million amortizing Tranche C term loan with a final maturity in March 2007. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility expires on June 1, 2006.

        The Bank Facility contains various affirmative, negative and financial covenants which are considered to be customary for such borrowings and include meeting certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At March 31, 2003, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

Interest Rate and Related Swaps

        As of March 31, 2003, interest on all borrowings under the Bank Facility was calculated at a rate per annum equal to the Eurodollar rate (the rate based on a formula relating to the rate for dollar deposits in the interbank eurodollar market for a given interest period) plus (i) 2.125%, for borrowings under the revolving credit facility and the Tranche A term loan, and (ii) 3.0%, for borrowings under the Tranche B and Tranche C term loans.

        Fund American has entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Bank Facility. The interest rate swaps consist of a $200.0 million notional contract that is indexed to a 6.1% ten-year rate, a $200.0 million notional contract that is indexed to a 4.0% three-year rate, and $300.0 million of notional contracts that are indexed to a 3.8% three-year rate. As of March 31, 2003, the weighted average interest rate for the $614.9 million outstanding under the term portion and $85.1 million of the revolving portion of the Bank Facility, after giving effect to the interest rate swaps, was approximately 7.2%. As of March 31, 2003, the interest rate on the remaining $39.9 million outstanding under the revolving portion of the Bank Facility was based on the eurodollar rate in effect at that time plus 2.1%, or 3.4%.

        The swap investments do not match the duration of the Bank Facility and as a result do not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps are carried at fair value on White Mountains' balance sheet as other invested assets, with changes in their fair value reported directly through the income statement as realized gains or losses. For the three months ended March 31, 2003 and 2002, White Mountains recorded realized losses of $1.1 million and $1.0 million, respectively, representing the decrease in fair value of the swap investments as a result of decreases in market interest rates. As of March 31, 2003 and December 31, 2002, the aggregate fair value of the interest rate swaps was a net liability of $53.3 million and $52.2 million.

Other Debt

        In September 2001, Folksamerica acquired C-F Insurance Company ("C-F"), an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses. The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.

        OneBeacon Professional Partners ("OBPP"), a wholly-owned subsidiary of OneBeacon, and Folksamerica Specialty Underwriting, Inc. ("FSUI"), a wholly-owned subsidiary of Folksamerica, have borrowed $8.0 million and $7.0 million, respectively, from Dowling & Partners Connecticut Fund III, LP ("Fund III") in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the "Act"). The loans mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.5% or (2) the eurodollar rate plus 0.3%.

        White Mountains' other debt of $6.8 million at December 31, 2002 consisted of $5.1 million in medium term notes and $1.7 million outstanding under a seller note issued in connection with Fund American Re's 2001 acquisition of Folksam's international reinsurance business. The medium term notes were prepaid in 2001 into an escrow account which was disbursed to holders of the notes during the first quarter of 2003 upon maturity of the notes. The Fund American Re seller note contains an acquisition protection clause whereby the amount due under the note may be reduced by post-acquisition adverse loss development. As of March 31, 2003, this note has been reduced to $1.5 million as a result of such post-acquisition adverse development experienced by Fund American Re.

Note 7. Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The non-U.S. component of pretax earnings was $21.9 million and $18.3 million for the three months ended March 31, 2003 and 2002, respectively.

        A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision (benefit) on pretax earnings follows:

	Three Months Ended March 31,
Millions
	2003	2002
Tax provision (benefit) at the United States statutory rate	$51.0	$(3.2)
Differences in taxes resulting from:
Purchase price adjustments	—	(6.0)
Tax reserve adjustments	1.2	1.1
Non-United States net earnings	(3.9)	(5.5)
Other, net	(2.2)	.6

Total income tax provision (benefit) on pretax earnings	$46.1	$(13.0)

Note 8. Earnings Per Share

        Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$102.1	$(5.1)
Redemption value adjustment on Convertible Preference Shares	(11.5)	—

Net income (loss) from continuing operations available to common shareholders	$90.6	$(5.1)

Cumulative effect of changes in accounting principles	—	660.2

Net income available to common shareholders	$90.6	$655.1

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$90.6	$(5.1)
Other effects on diluted earnings (1)	(.6)	—

Net income (loss) from continuing operations available to common shareholders	$90.0	$(5.1)

Cumulative effect of changes in accounting principles	—	660.2

Adjusted net income available to common shareholders	$90.0	$655.1

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,282	8,180
Average outstanding dilutive Options and warrants to acquire Common Shares (2)	795	—

Diluted earnings (loss) per share denominator	9,077	8,180

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$10.94	$(.62)
Cumulative effect of changes in accounting principles	—	80.71

Net income	$10.94	$80.09

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$9.92	$(.62)
Cumulative effect of changes in accounting principles	—	80.71

Net income	$9.92	$80.09

(1)
Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding options and warrants to acquire common shares of Montpelier that are currently in-the-money.

(2)
The following potentially dilutive Common Share equivalents are not included in the dilutive per share calculation as the impact of their inclusion would be anti-dilutive: (i) in the 2003 and 2002 periods, average options to acquire 59,115 and 76,765 Common Shares, respectively, at an average price of $126.20 and $119.06 per Common Share, respectively, (ii) in the 2002 period, warrants to acquire 1,714,285 Common Shares of $175.00 per Common Share and (iii) in the 2003 and 2002 periods, 73,500 and 94,500 restricted Common Shares outstanding, respectively. The dilutive per share calculation for the 2003 period includes the dilutive effect of warrants to acquire 1,724,200 warrants to acquire Common Shares at $173.99 per Common Share.

Note 9. Segment Information

        White Mountains has determined that its reportable segments include "OneBeacon" (consisting solely of the operations of OneBeacon and its unconsolidated investment in Main Street America ("MSA")), "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and "Other Operations" (consisting of Peninsula, American Centennial, British Insurance Company, Esurance, the operations of the Company and the Company's intermediate subsidiary holding companies).

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Significant intercompany transactions among White Mountains' segments have been eliminated herein. Certain amounts in the prior periods have been reclassified to conform with the current presentation. Selected financial information for White Mountains' segments follows:

Millions	OneBeacon	Reinsurance	Other Operations	Total
Three months ended March 31, 2003
Earned insurance and reinsurance premiums	$569.4	$225.7	$7.9	$803.0
Net investment income	64.7	13.0	.9	78.6
Net realized gains (losses)	57.8	.7	(.3)	58.2
Other revenue	.5	13.6	10.4	24.5

Total revenues	$692.4	$253.0	$18.9	$964.3

Pretax income (loss)	$139.1	$40.0	$(33.1)	$146.0
Income tax (provision) benefit	(47.4)	(9.6)	10.9	(46.1)
Accretion and dividends on preferred stock of subsidiaries	—	—	(10.7)	(10.7)
Equity in earnings of unconsolidated affiliates	1.4	11.5	—	12.9

Net income (loss)	$93.1	$41.9	$(32.9)	$102.1
Other comprehensive income (loss)	(11.1)	.4	.5	(10.2)

Comprehensive net income (loss)	$82.0	$42.3	$(32.4)	$91.9

Three months ended March 31, 2002
Earned insurance and reinsurance premiums	$809.2	$143.1	$7.1	$959.4
Net investment income	77.5	11.1	(1.9)	86.7
Net realized gains (losses)	2.0	(2.9)	.8	(.1)
Other revenue	—	9.0	31.0	40.0

Total revenues	$888.7	$160.3	$37.0	$1,086.0

Pretax income (loss)	$7.5	$28.9	$(45.5)	$(9.1)
Income tax (provision) benefit	(2.6)	(2.3)	17.9	13.0
Accretion and dividends on preferred stock of subsidiaries	—	—	(10.0)	(10.0)
Equity in earnings (loss) of unconsolidated affiliates	(.9)	1.9	—	1.0

Net income (loss) from continuing operations	$4.0	$28.5	$(37.6)	$(5.1)
Cumulative effect of accounting changes	—	20.0	640.2	660.2

Net income	$4.0	$48.5	$602.6	$655.1
Other comprehensive income (loss)	(29.4)	(7.7)	1.6	(35.5)

Comprehensive net income (loss)	$(25.4)	$40.8	$604.2	$619.6

Ending assets
March 31, 2003	$12,198.9	$3,769.1	$170.0	$16,138.0
December 31, 2002	$12,247.9	$3,621.6	$164.1	$16,033.6

        The following table provides further information on OneBeacon's four underwriting sub-segments consisting of its Personal, Commercial, Specialty and Non-Core insurance products. OneBeacon's Non-Core businesses consist of business transferred to Liberty Mutual under the Renewal Rights Agreement and certain other operations in run-off. Financial information for these sub-segments is limited to the information provided below:

	OneBeacon
Three Months Ended March 31, 2003 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$201.3	$120.5	$128.0	$449.8	$44.4	$494.2

Earned insurance premiums	235.6	109.1	118.4	463.1	106.3	569.4
Loss and LAE	(153.0)	(68.2)	(64.9)	(286.1)	(81.9)	(368.0)
Insurance acquisition expenses	(38.3)	(19.5)	(22.0)	(79.8)	(25.3)	(105.1)
General and administrative expenses	(33.3)	(21.4)	(15.0)	(69.7)	(10.0)	(79.7)

Net pre-tax underwriting gain (loss)	$11.0	$—	$16.5	$27.5	$(10.9)	$16.6

	OneBeacon
Three Months Ended March 31, 2002 Millions
	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$297.4	$138.7	$103.4	$539.5	$176.3	$715.8

Earned insurance premiums	236.5	155.1	98.4	490.0	319.2	809.2
Loss and LAE	(189.4)	(107.8)	(53.4)	(350.6)	(268.9)	(619.5)
Insurance acquisition expenses	(29.5)	(27.0)	(20.2)	(76.7)	(81.2)	(157.9)
General and administrative expenses	(28.3)	(22.9)	(13.1)	(64.3)	(39.5)	(103.8)

Net pre-tax underwriting gain (loss)	$(10.7)	$(2.6)	$11.7	$(1.6)	$(70.4)	$(72.0)

Note 10. Related Party Transactions

Berkshire

        NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire. Through the Warrants, at March 31, 2003, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 15.9% of the total outstanding Common Shares on a fully-converted basis. Reinsurance recoverable from Berkshire and subsidiary preferred stock of White Mountains owned by Berkshire are shown as separate line items in White Mountains' consolidated balance sheet.

Olympus

        In 2002 and 2003, Folksamerica entered into quota share retrocessional arrangements with Olympus. Under these arrangements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus. During the first quarter of 2003, Folksamerica ceded $106.8 million in written premiums and $12.1 million in losses and LAE to Olympus.

        White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During the first quarter of 2003, White Mountains earned $23.6 million of fee income from Olympus.

        Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings. Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings. White Mountains does not have an ownership stake in Olympus Holdings.

Montpelier

        In December 2001, White Mountains invested $180.0 million in Montpelier, which was formed with approximately $1.0 billion of capital to respond to the favorable underwriting and pricing environment in the reinsurance industry. As of March 31, 2003, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 6, 2011. Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis.

        Four of White Mountains' directors serve on Montpelier's eleven member board of directors. John J. Byrne, Chairman of the Company, serves as Montpelier's non-executive Chairman, and Raymond Barrette, John D. Gillespie and K. Thomas Kemp, each Directors of the Company, serve as Directors of Montpelier. In addition, Mr. Kemp is the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

Other relationships

        Mr. Howard Clark, a Director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman") Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman is the arranger, the administrative agent and a lender under the Bank Facility. See Note 6.

        Mr. George Gillespie, a Director of the Company, is a Partner at Cravath, Swaine & Moore, which has been retained by White Mountains from time to time to perform legal services.

        Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director and Deputy Chairman of the Company and President of WM Advisors LLC ("WM Advisors"), a wholly-owned subsidiary of White Mountains, may continue his active involvement with Prospector Partners LLC ("Prospector"), so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to WM Advisors. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds. Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the annual revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies. At March 31, 2003, White Mountains had $64.3 million invested in funds managed by Prospector.

        Mr. John Gillespie holds indirectly through general and limited partnership interests a 44% interest in Fund III. OBPP and FSUI have borrowed $8.0 million and $7.0 million, respectively, from Fund III in connection with the Act. The Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above. Additionally, in September 2001, White Mountains entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the "Gillespie Trusts"). For 2002, the rental payments attributable to Mr. Gillespie's ownership in the building totalled approximately$13,000 and the rental payments attributable to the Gillespie Trusts' ownership in the building totalled approximately $104,000.

        Mr. Arthur Zankel, a Director of the Company, is Senior Managing Member of the General Partner of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners, L.P. At March 31, 2003, White Mountains had $8.4 million in limited partnership investment interests in High Rise Partners, L.P. and White Mountains owned $38.8 million in investments that are managed by High Rise Capital Advisors LLC.

        WM Advisors provides investment advisory and management services to Montpelier and Olympus. Montpelier and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At March 31, 2003, WM Advisors had $1.6 billion and $.7 billion of assets under management from Montpelier and Olympus, respectively. During the first quarter of 2003, WM Advisors had received $.7 million and $.3 million in fees from Montpelier and Olympus, respectively.

Note 11. Commitments and Contingencies

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

        Several of OneBeacon's insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept NYAIP assignments during the next two years. At March 31, 2003 and December 31, 2002, White Mountains' liabilities for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year periods were $90.9 million and $103.0 million, respectively. This estimate is based on projections of the total NYAIP assigned premiums over the next two years, OneBeacon's share of such assignments, fees charged by LAD servicing carriers to transfer NYAIP business and credits OneBeacon is able to generate for its own use as a result of being a LAD servicing carrier (i.e., AutoOne Insurance).

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with the American Institute of Certified Public Accountants' Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At March 31, 2003, the reserve for such assessments at White Mountains' insurance subsidiaries totalled $22.6 million.

        White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows as of March 31, 2003.

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

        In December 2001, American Centennial filed for arbitration against Gerling Global International Reinsurance Company ("Gerling"), a reinsurer of American Centennial, based on Gerling's failure to pay American Centennial amounts due under a reinsurance contract. At March 31, 2003, American Centennial had recorded $20.5 million in recoverables from Gerling under this reinsurance contract, approximately $14.6 million of this obligation was collateralized. In April 2003, American Centennial received $5.9 million of additional collateral from Gerling. Gerling may owe American Centennial significantly greater amounts in the future should additional losses which are covered by the reinsurance contract emerge. Gerling has requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains' acquisition of American Centennial in 1999. White Mountains, American Centennial and their counsel believe that Gerling's claims are meritless and intend to pursue collection of any and all amounts due under the Gerling reinsurance contract.

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

Note 12. Consolidating Financial Information

        In December 2001, White Mountains filed a definitive Form S-3 (the "Form S-3") with the Securities and Exchange Commission which will permit the Company or its wholly-owned subsidiary, Fund American, to offer up to $1.0 billion of debt securities, preference shares or trust preferred securities. The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to the Form S-3. The following tables present White Mountains' consolidating balance sheets as of March 31, 2003 and December 31, 2002 and statements of income and cash flows for the three months ended March 31, 2003 and 2002. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of March 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$46.7	$6,447.7	$—	$6,494.4
Short-term investments, at amortized cost	38.1	225.7	1,675.5	(2.3)	1,937.0
Common equity securities, at fair value	—	—	291.1	—	291.1
Other investments	30.1	45.7	71.7	—	147.5

Total investments	68.2	318.1	8,486.0	(2.3)	8,870.0
Cash	.2	76.0	43.8	(.1)	119.9
Reinsurance recoverable on paid and unpaid losses	—	9.0	4,015.3	—	4,024.3
Insurance and reinsurance premiums receivable	—	32.0	784.9	—	816.9
Accounts receivable on unsettled investment sales	—	—	609.6	—	609.6
Deferred tax asset	—	20.6	508.0	(131.6)	397.0
Deferred acquisition costs	(1.0)	3.3	242.2	—	244.5
Investments in subsidiaries	2,602.4	12,173.8	—	(14,776.2)	—
Investments in unconsolidated insurance affiliates	57.0	—	360.0	—	417.0
Investment income accrued	—	—	70.4	—	70.4
Ceded unearned premiums	—	2.2	187.5	—	189.7
Other assets	4.1	46.0	328.5	.1	378.7

Total assets	$2,730.9	$12,681.0	$15,636.2	$(14,910.1)	$16,138.0

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and loss adjustment expense reserves	$—	$67.3	$8,485.4	$—	$8,552.7
Unearned insurance and reinsurance premiums	—	21.1	1,479.8	—	1,500.9
Debt	—	9.5	771.9	—	781.4
Accounts payable on unsettled investment purchases	—	—	1,061.4	—	1,061.4
Funds held under reinsurance treaties	—	—	169.8	—	169.8
Other liabilities	15.2	227.4	1,063.4	(133.9)	1,172.1

Total liabilities	15.2	325.3	13,031.7	(133.9)	13,238.3

Convertible preference shares	230.5	—	—	—	230.5
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	164.0	—	184.0
Common shareholders' equity	2,485.2	12,335.7	2,440.5	(14,776.2)	2,485.2

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,730.9	$12,681.0	$15,636.2	$(14,910.1)	$16,138.0

Consolidating Balance Sheet as of December 31, 2002	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$47.1	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	222.6	1,555.0	(2.6)	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.7	44.9	89.1	—	164.7

Total investments	46.3	314.6	8,541.1	(2.6)	8,899.4
Cash	(.8)	41.5	80.9	(.1)	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Deferred tax asset	—	18.2	543.4	(131.6)	430.0
Deferred acquisition costs	(.3)	3.0	242.2	—	244.9
Investments in subsidiaries	2,500.9	11,779.9	—	(14,280.8)	—
Investments in unconsolidated insurance affiliates	58.0	—	341.9	—	399.9
Investment income accrued	—	.7	90.7	—	91.4
Ceded unearned premiums	—	1.3	162.6	—	163.9
Other assets	42.9	54.8	361.9	459.6

Total assets	$2,647.0	$12,247.8	$15,553.9	$(14,415.1)	$16,033.6

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and loss adjustment expense reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Debt	5.1	9.7	778.4	—	793.2
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	224.7	1,179.8	(134.2)	1,285.3

Total liabilities	20.1	313.1	13,026.8	(134.2)	13,225.8

Convertible preference shares	219.0	—	—	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders' equity	2,407.9	11,914.7	2,366.2	(14,280.9)	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,647.0	$12,247.8	$15,553.9	$(14,415.1)	$16,033.6

Consolidating Statement of Income for the Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$17.8	$785.2	$—	$803.0
Net investment income	.1	1.0	77.5	—	78.6
Net realized gains (losses)	(1.1)	1.5	57.8	—	58.2
Other revenue	(.7)	23.8	2.4	(1.0)	24.5

Total revenues	(1.7)	44.1	922.9	(1.0)	964.3

Loss and loss adjustment expenses	—	12.5	510.1	—	522.6
Insurance and reinsurance acquisition expenses	—	4.3	154.6	(1.0)	157.9
General and administrative expenses	6.0	4.2	99.8	—	110.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	.1	—	13.5	—	13.6

Total expenses	6.1	21.0	792.2	(1.0)	818.3

Pretax income (loss)	(7.8)	23.1	130.7	—	146.0
Income tax (provision) benefit	(1.2)	(.3)	(44.6)	—	(46.1)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(10.2)	—	(10.7)
Equity in earnings of subsidiaries	111.1	445.9	—	(557.0)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	12.9	—	12.9

Net income (loss)	$102.1	$468.2	$88.8	$(557.0)	$102.1

Consolidating Statement of Income for the Three Months Ended March 31, 2002	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$3.8	955.6	$—	959.4
Net investment income	.3	.5	85.9	—	86.7
Net realized gains (losses)	—	2.2	(2.3)	—	(.1)
Other revenue	24.8	10.6	4.6	—	40.0

Total revenues	25.1	17.1	1,043.8	—	1,086.0

Loss and loss adjustment expenses	—	2.6	703.8	—	706.4
Insurance and reinsurance acquisition expenses	—	1.0	189.7	—	190.7
General and administrative expenses	13.6	1.5	140.7	—	155.8
Accretion of fair value adjustment to loss and	—	—	24.0	—	24.0
Interest expense	.1	3.3	14.8	—	18.2

Total expenses	13.7	8.4	1,073.0	—	1,095.1

Pretax income (loss)	11.4	8.7	(29.2)	—	(9.1)
Income tax (provision) benefit	—	(2.8)	15.8	—	13.0
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(9.5)	—	(10.0)
Equity in earnings of subsidiaries	627.4	3,098.1	—	(3,725.5)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	1.0	—	1.0
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2

Net income (loss)	$655.1	$3,103.5	$622.0	$(3,725.5)	$655.1

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income	$(9.0)	$22.3	$88.8	$102.1
Charges (credits) to reconcile net income to cash flows from operations:
Deferred income tax provision (benefit)	—	.1	36.4	36.5
Net realized gains (losses) on investments	1.1	(1.5)	(57.8)	(58.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(3.8)	211.2	207.4
Net change in loss and loss adjustment expense reserves	—	5.9	(328.5)	(322.6)
Net change in insurance and reinsurance premiums receivable	—	(3.4)	17.0	13.6
Net change in unearned insurance and reinsurance premiums	—	3.8	(17.3)	(13.5)
Net change in deferred acquisition costs	—	.4	—	.4
Net change in funds held under reinsurance treaties	—	—	(92.6)	(92.6)
Net change in other assets and liabilities	39.1	7.8	(109.3)	(62.4)

Net cash flows used for operations	31.2	31.6	(252.1)	189.3

Cash flows from investing activities:
Net increase in short-term investments	(22.5)	(3.4)	(120.5)	(146.4)
Sales of fixed maturity investments	—	1.7	3,562.3	3,564.0
Maturities of fixed maturity investments	—	—	137.7	137.7
Sales of common equity securities and other investments	—	—	55.3	55.3
Purchases of fixed maturity investments	—	—	(3,437.4)	(3,437.4)
Purchases of common equity securities and other investments	—	—	(76.4)	(76.4)
Net change in unsettled investment purchases and sales	—	—	117.4	117.4
Net acquisitions of property and equipment	—	—	(4.8)	(4.8)

Net cash flows provided from investing activities	(22.5)	(1.7)	233.6	209.4

Cash flows from financing activities:
Repayments of debt	—	—	(6.5)	(6.5)
Intercompany dividends	—	5.0	(5.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.7	—	—	.7

Net cash used for financing activities	(7.6)	4.5	(18.6)	(21.7)

Net decrease in cash during period	1.1	34.4	(37.1)	(1.6)
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.3	$75.8	$43.8	$119.9

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2002	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income	$27.7	$5.4	$622.0	655.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Deferred income tax provision (benefit)	—	—	(15.4)	(15.4)
Net realized gains (losses) on investments	.1	(2.3)	2.3	.1
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	22.2	125.7	147.9
Net change in loss and loss adjustment expense reserves	—	(1.4)	(211.4)	(212.8)
Net change in insurance and reinsurance premiums receivable	—	(2.8)	81.4	78.6
Net change in unearned insurance and reinsurance premiums	—	(26.5)	(76.3)	(102.8)
Net change in deferred acquisition costs	—	7.1	32.5	39.6
Net change in funds held under reinsurance treaties	—	—	(77.4)	(77.4)
Net change in other assets and liabilities	(7.0)	(1.5)	(76.9)	(85.4)

Net cash flows used for operations	4.5	.2	(237.4)	(232.7)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(.3)	44.0	950.6	994.3
Sales of fixed maturity investments	—	—	1,249.0	1,249.0
Maturities of fixed maturity investments	—	—	25.4	25.4
Sales of common equity securities and other investments	—	1.0	45.6	46.6
Purchases of fixed maturity investments	—	(44.8)	(1,923.0)	(1,967.8)
Purchases of common equity securities and other investments	(.1)	—	(65.3)	(65.4)
Net change in unsettled investment purchases and sales	—	—	(.4)	(.4)
Net (acquisitions) dispositions of property and equipment	(.2)	—	.9	.7

Net cash flows provided from investing activities	(.6)	.2	282.8	282.4

Cash flows from financing activities:
Repayments of debt	—	—	(49.0)	(49.0)
Intercompany dividends	4.0	1.0	(5.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.9	—	—	.9
Net cash used for financing activities	(3.4)	.5	(61.1)	(64.0)

Net decrease in cash during period	.5	.9	(15.7)	(14.3)
Cash balances at beginning of period	(.2)	1.2	66.4	67.4

Cash balances at end of period	$.3	$2.1	$50.7	$53.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Within the following discussion, "I. Underwriting Results" represents comprehensive net income (losses) provided by after-tax insurance and/or reinsurance results only (i.e., earned premiums and other revenues related to insurance and reinsurance operations less losses and LAE, insurance and reinsurance acquisition expenses and general and administrative expenses); and "II. Investment Results" represents comprehensive net income provided by after-tax investment income, realized and unrealized investment gains and losses, foreign currency translation gains and losses and investments in unconsolidated affiliates.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

        A tabular summary of White Mountains' consolidated financial results for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31,
Millions
	2003	2002
Total revenues	$964.3	$1,086.0
Total expenses	818.3	1,095.1
Net income	102.1	655.1
Comprehensive net income	91.9	619.6

        White Mountains' management believes that the annualized percentage change in the Company's fully converted tangible book value per share represents a better measure of the increase in shareholder value than book value per share because fully converted tangible book value more closely reflects the intrinsic value of the Company. Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire Common Shares, as well as the unamortized accretion of subsidiary preferred stock. Fully converted tangible book value per share is derived by expanding the book value per share calculation to include (i) the effects of assumed conversion of all convertible securities and (ii) any remaining unamortized goodwill or deferred credits as of the applicable date. A table showing the details of White Mountains' fully converted tangible book value per share follows:

	March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
Book value per share numerators (in millions):
Common shareholders' equity	$2,485.2	$2,407.9	$2,066.6	$1,444.6
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	7.6	8.8	12.6	16.5
Remaining accretion of subsidiary preferred stock to face value	(136.0)	(139.1)	(147.3)	(149.7)

Book value per share numerator	2,656.8	2,577.6	2,231.9	1,611.4
Assumed conversion of convertible preference shares to Common Shares	230.5	219.0	—	—
Unamortized deferred credits and goodwill	—	—	—	657.7

Fully converted tangible book value per common and equivalent share numerator	$2,887.3	$2,796.6	$2,231.9	$2,269.1

Book value per share denominators (in thousands):
Common Shares outstanding	8,357.1	8,351.4	8,284.2	8,264.7
Common Shares issuable upon exercise of outstanding Warrants	1,724.2	1,714.3	1,714.3	1,714.3
Share obligations under employee benefit plans	56.2	61.9	64.2	69.2

Book value per share denominator	10,137.5	10,127.6	10,062.7	10,048.2
Assumed conversion of convertible preference shares to Common Shares	678.0	678.0	—	—

Fully converted tangible book value per common and equivalent share denominator	10,815.5	10,805.6	10,062.7	10,048.2

Book value per share	$262.08	$254.52	$221.80	$160.36
Fully converted tangible book value per common and equivalent share	266.96	258.82	221.80	225.81

        White Mountains ended the first quarter of 2003 with a fully converted tangible book value per Common Share of $266.96, which represents an annualized increase of 15% (including dividends) over the fully converted tangible book value per Common Share of $258.82 as of December 31, 2002. Both investment gains and underwriting gains in its insurance and reinsurance subsidiaries contributed to White Mountains' increase in book value and in fully converted tangible book value during the first quarter of 2003. On a comparative basis, White Mountains' fully converted tangible book value decreased by an annualized rate of 6% (including dividends) during the first quarter of 2002, which resulted primarily from unrealized losses in White Mountains' fixed income portfolios.

        OneBeacon's results for the three months ended March 31, 2003 reflected improvements over 2002 results with OneBeacon generating an underwriting gain. OneBeacon's GAAP combined ratio (as defined in the "Underwriting Results, OneBeacon" section below) for its core operations improved to 94% for the three months ended March 31, 2003, versus 100% for the three months ended March 31, 2002. OneBeacon's overall GAAP combined ratio improved to 97% for the three months ended March 31, 2003, versus 109% for the three months ended March 31, 2002.

        Folksamerica's GAAP combined ratio was 95% for the three months ended March 31, 2003 compared to 91% (103% when excluding a reduction in a recoverable allowance originally established in connection with the PCA acquisition) for the three months ended March 31, 2002. The allowance was initially established in 2000 and relates to a recoverable resulting from PCA's claims against the Second Injury Fund. The Company did not participate in the Second Injury Fund prior to the acquisition of PCA, nor is such a recoverable allowance likely to occur in the future because the Second Injury Fund was placed into run-off in 1998. Because Folksamerica's unadjusted first quarter 2002 GAAP combined ratio includes this reinsurance recoverable adjustment, it does not accurately reflect the profitability from operations in the first quarter of 2002. Excluding this reversal, the improvement in Folksamerica's combined ratio from the first quarter of 2002 to the first quarter of 2003 resulted primarily from more favorable terms and conditions in the reinsurance marketplace.

        A summary of White Mountains' after-tax comprehensive net income for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31,
Millions
	2003	2002
Underwriting results by segment:
OneBeacon	$10.9	$(46.8)
Reinsurance	21.4	21.1
Other operations	(2.8)	(4.5)

Consolidated underwriting results	29.5	(30.2)
Investment results by segment:
OneBeacon	71.1	21.4
Reinsurance (1)	20.9	(.3)
Other operations	1.0	1.4

Consolidated investment results	93.0	22.5
Holding company and financing activities—other operations	(30.6)	(32.9)
Recognition of net deferred credits by segment:
Reinsurance	—	20.0
Other operations	—	640.2

Consolidated recognition of net deferred credits	—	660.2
Comprehensive net income (loss) by segment:
OneBeacon	82.0	(25.4)
Reinsurance	42.3	40.8
Other operations	(32.4)	604.2

Consolidated comprehensive net income	$91.9	$619.6

(1)
Includes $10.4 million and $.1 million recorded in the first quarters of 2003 and 2002, respectively, related to White Mountains' investment in Montpelier.

        White Mountains conducts its operations through three segments: (i) "OneBeacon" (consisting solely of the operations of OneBeacon and its unconsolidated investment in MSA), (ii) "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and (iii) "Other Operations" (consisting of Peninsula, American Centennial, British Insurance Company, Esurance and the operations of the Company and its intermediate subsidiary holding companies). White Mountains' segment information is presented in Note 9 to the Consolidated Financial Statements. White Mountains manages all of its investments through its wholly owned subsidiary, WM Advisors, therefore, a discussion of White Mountains' consolidated investment results is provided below after the discussion of underwriting results by segment.

I. Underwriting Results

OneBeacon

        The following tables provide the underwriting results of OneBeacon's four underwriting sub-segments for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003 Millions	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$201.3	$120.5	$128.0	$449.8	$44.4	$494.2

Earned insurance premiums	$235.6	$109.1	$118.4	$463.1	$106.3	$569.4
Loss and LAE	(153.0)	(68.2)	(64.9)	(286.1)	(81.9)	(368.0)
Insurance acquisition expenses	(38.3)	(19.5)	(22.0)	(79.8)	(25.3)	(105.1)
General and administrative expenses	(33.3)	(21.4)	(15.0)	(69.7)	(10.0)	(79.7)

Net pre-tax underwriting gain (loss)	$11.0	$—	$16.5	$27.5	$(10.9)	$16.6
Income tax provision from underwriting results						(5.7)

Comprehensive net income from underwriting						$10.9

Three Months Ended March 31, 2002 Millions	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Net written premiums	$297.4	$138.7	$103.4	$539.5	$176.3	$715.8

Earned insurance premiums	$236.5	$155.1	$98.4	$490.0	$319.2	$809.2
Loss and LAE	(189.4)	(107.8)	(53.4)	(350.6)	(268.9)	(619.5)
Insurance acquisition expenses	(29.5)	(27.0)	(20.2)	(76.7)	(81.2)	(157.9)
General and administrative expenses	(28.3)	(22.9)	(13.1)	(64.3)	(39.5)	(103.8)

Net pre-tax underwriting gain (loss)	$(10.7)	$(2.6)	$11.7	$(1.6)	$(70.4)	$(72.0)
Income tax benefit from underwriting results						25.2

Comprehensive net loss from underwriting						$(46.8)

        The following tables provide OneBeacon's GAAP combined ratios for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Personal	Commercial	Specialty	Total Core	Non-Core	Total
GAAP Ratios (1):
Loss and LAE	65%	63%	55%	62%	77%	65%
Expense	30%	37%	31%	32%	34%	32%

Total Combined	95%	100%	86%	94%	111%	97%

Three Months Ended March 31, 2002	Personal	Commercial	Specialty	Total Core	Non-Core	Total
GAAP Ratios (1):
Loss and LAE	80%	70%	54%	72%	84%	77%
Expense	25%	32%	34%	28%	38%	32%

Total Combined	105%	102%	88%	100%	122%	109%

(1)
A key measure of relative underwriting performance for an insurance company is the combined ratio. A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and (ii) the ratio of acquisition and other expenses to earned premiums (the "expense ratio").

        OneBeacon's underwriting results for the three months ended March 31, 2003 improved from the first quarter of 2002. Improved pricing and other market conditions, as well as continued effects of actions taken since the Acquisition have contributed to the improvements. OneBeacon's total GAAP combined ratio, including non-core business, was 97% for the three months ended March 31, 2003 compared to 109% for the first quarter of 2002. This includes the full cost of OneBeacon's long-term incentive compensation, which amounted to 3 points on the combined ratio in the quarter. Net written premiums and earned premiums on OneBeacon's total business were down to $494.2 million and $569.4 million, respectively, for the three months ended March 31, 2003 from $715.8 million and $809.2 million, respectively, for the first quarter of 2002, primarily due to the decrease in business volume resulting from the Renewal Rights Agreement.

        OneBeacon's GAAP combined ratio for core operations was 94% for the three months ended March 31, 2003 compared to 100% for the three months ended March 31, 2002. Net written premiums and earned premiums for core operations were $449.8 million and $463.1 million for the three months ended March 31, 2003 and $539.5 million and $490.0 million for the first quarter of 2002, as price increases and new business generated by OBPP were offset by reduced premium volume as a result of re-underwriting the book, including decreases in commercial lines business, and the transfer of OneBeacon's private passenger automobile business in New Jersey to a newly formed reciprocal carrier.

        Loss and LAE totalled $368.0 million for the three months ended March 31, 2003, down from $619.5 million for the first quarter of 2002, which is primarily due to the decrease in business volume resulting from the Renewal Rights Agreement.

        Insurance acquisition expenses, which consist primarily of commission expenses, totalled $105.1 million for the three months ended March 31, 2003 as compared to $157.9 million for the first quarter of 2002. The decrease is principally due to the decrease in business volume resulting from the Renewal Rights Agreement.

        General and administrative expenses totalled $79.7 million for the three months ended March 31, 2003, which is down from $103.8 million in the first quarter of 2002. Of this decrease, $15.9 million related to reductions in headcount (excluding new operations, such as AutoOne Insurance). Since the Acquisition, White Mountains has focused on taking the steps necessary to improve the underwriting, pricing and claims functions so that OneBeacon could produce acceptable loss ratios. Having accomplished this, management has shifted its focus in 2003 toward reducing expenses to enable OneBeacon to sustain long-term profitability. Accordingly, general and administrative expenses for the remainder of 2003 should continue to reflect the effects of these expense reduction initiatives.

Core Underwriting Results

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement and certain other operations in run-off.

        Personal Lines.    OneBeacon's personal lines include, among others, automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products for automobile, homeowners and Custom-Pac products was 64%, 16% and 16%, respectively, of personal lines net written premium during the three months ended March 31, 2003, compared with 65%, 18% and 14% for the first quarter of 2002. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine. New York and Massachusetts are states with difficult automobile regulatory environments and significant involuntary market loads. A dedicated staff with expertise in the unique regulatory aspects of each state manages each business.

        Throughout its personal lines business, OneBeacon has focused on improving its underwriting results. During the three months ended March 31, 2003, OneBeacon continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. As a result, OneBeacon achieved average price increases of 10% and 8% in automobile and homeowners, respectively, in the three months ended March 31, 2003, including the effects of rate and rate pursuit actions in the first quarter of 2003 and throughout 2002. OneBeacon's core personal lines written premium volume for the three months ended March 31, 2003 decreased 32% as compared to the first quarter of 2002 due principally to the transfer of OneBeacon's private passenger automobile business in New Jersey to a newly formed reciprocal carrier, New Jersey Skylands Insurance Association (together with New Jersey Insurance Company, "New Jersey Skylands") and also decreased assignments from the NYAIP at AutoOne Insurance. Excluding business transferred to New Jersey Skylands and decreased premium volume at AutoOne Insurance, OneBeacon's core personal lines written premium volume decreased 19% from written premium for the first quarter of 2002. This decrease is partially due to actions to reduce exposure to windstorms on its total insured property values located in coastal areas, representing a 5% decrease. The decrease was also due to the conversion of certain New York private passenger automobile policies from one year policy terms to six month policy terms, which did not have a material impact on earned premiums for the three months ended March 31, 2003.

        AutoOne Insurance, a division of OneBeacon, became a limited assignment distribution carrier in late 2001 in order to capitalize on significant market opportunities created by the growth of the NYAIP in 2001 over prior periods. During the three months ended March 31, 2003, AutoOne Insurance wrote premiums and billed LAD fees of approximately $33.0 million for policies written for third parties compared to $60.0 million for the first quarter of 2002. For 2003, AutoOne Insurance has contracted with 21 third parties committed for approximately $162 million of NYAIP quota premium and LAD fees. The Automobile Insurance Plans Service Office ("AIPSO"), a management organization and service provider for various insurance industry groups, has projected that total NYAIP quota premiums for 2003 will be relatively flat compared to 2002 at between $1.1 billion and $1.2 billion for the year; although, for the three months ended March 31, 2003, NYAIP assignments were lower than projected. Rate increases implemented in the NYAIP program during 2002, along with overall improved loss ratios due to changes in plan mix (a higher percentage of standard risks flowing into the assigned risk pool) associated with growth in NYAIP volume, have led to better pricing and resulted in a decrease in the average LAD fee for contracts covering the 2003 year. Additionally, during the three months ended March 31, 2003, AutoOne Insurance losses developed favorably, representing a 4 percentage point reduction in the personal lines' GAAP combined ratio relating to prior accident year reserves.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 48%, 29% and 12% of OneBeacon's commercial lines net written premium for the three months ended March 31, 2003, compared with 44%, 28% and 19% during the first quarter of 2002.

        Commercial lines underwriting results improved in the first three months of 2003 due to the positive impact of underwriting and pricing initiatives. However, the level of improvement was mitigated by the effects of significant decreases in OneBeacon's premium base which resulted in increased expense ratios for the first quarter of 2003 compared to the first quarter of 2002. The level of improvement was also reduced by the effects of the run-off of old workers compensation and liability business. Contributing to the improvements in commercial lines results were changes in business mix away from historically less profitable lines such as workers compensation. Additionally, OneBeacon shifted away from certain classes of risks within its business lines that have historically been less profitable, such as contractors, transportation and non-durable wholesalers, to more profitable classes of risk, such as service providers, retailers and light manufacturers. Premium written for the first three months of 2003 decreased 13% from the first quarter of 2002 primarily due to actions to reduce the concentration of risks subject to terrorism exposure, including a 24% drop in total insured values in 11 major cities, as well as continued efforts to re-underwrite the commercial book. Price increases of 15% were achieved for business written during the first three months of 2003 as compared to 21% for the first quarter of 2002. Although general and administrative expenses decreased quarter over quarter, the commercial lines' expense ratio for the three months ended March 31, 2003 increased from that for the first quarter of 2002 due to the greater rate of decrease in earned premiums than in expenses.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including ocean marine (offered through International Marine Underwriters, "IMU"), agricultural ("Agri"), professional liability (offered through OBPP) and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups.

        Overall underwriting results for specialty businesses were excellent with written premiums growing due to rate increases, high renewal retentions and new business and also favorable weather conditions. During the three months ended March 31, 2003, OneBeacon wrote specialty lines premiums of $128.0 million, a 24% increase as compared to $103.4 million written during the first quarter of 2002. The first quarter 2003 written premiums included $20.3 million of new written premiums from OBPP, which commenced operations in February 2002. OBPP's written premiums in the first quarter of 2003 were primarily for professional liability and medical provider excess markets coverages. OBPP focuses on providing small and middle market professional liability coverages with high attachment points and small limits of coverage. Specialty lines written premium also includes $55.4 million from National Farmers Union which provides farm insurance, representing a 8% increase in written premium compared to the first quarter of 2002. Written premiums of $23.5 million from IMU were relatively flat with that for the comparable 2002 period. Written premiums from Agri declined to $23.9 million, representing a 10% decrease as compared to the first quarter of 2002.

Non-core Underwriting Results

        Results for OneBeacon's non-core businesses during the first quarter of 2003 were improved from the first quarter of 2002 despite an increase of $5.6 million in prior accident year reserves on business subject to the Renewal Rights Agreement, which added 5 points to the Non-core combined ratio. Written premiums decreased to $44.4 million for the three months ended March 31, 2003, from $176.3 million for the first quarter of 2002, generating a pre-tax underwriting loss of $10.9 million for the first quarter of 2003. For the first quarter of 2002, non-core business generated a pre-tax underwriting loss of $70.4 million.

        Non-core operations include the results of business subject to the reinsurance provisions of the Renewal Rights Agreement. In accordance with the Renewal Rights Agreement, results are pro-rated so that OneBeacon assumed approximately two-thirds of the operating results and cash flows from renewals through October 31, 2002 and assumes approximately one-third of the operating results and cash flows from renewals from November 1, 2002 to October 31, 2003. Beyond November 1, 2003, net written premiums from business subject to the Renewal Rights Agreement will be nil, although OneBeacon has an option to assume 10% of all of Liberty Mutual's regional agency markets business for the years 2004 to 2006 on a pari passu basis with Liberty Mutual. In addition, OneBeacon will receive commissions of 3% of written premiums on policies transferred to Liberty Mutual that are renewed in the year after the Renewal Rights Agreement expires. For the first three months of 2003, written premiums on business subject to the Renewal Rights Agreement decreased to $41.0 million from $162.1 million for the first quarter of 2002. This decrease is due primarily to the change in OneBeacon's participation from two-thirds to one-third and also a decline in renewals of policies subject to the Renewal Rights Agreement.

        Liberty Mutual has control over a variety of factors which could impact the underwriting performance of Renewal Rights Agreement business, such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Management believes Liberty Mutual has done an acceptable job in each of these areas except for the handling of pre-November 1, 2001 claims. Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement and is responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which have renewed in those regions since that date. Service agreements were put in place in connection with the Renewal Rights Agreement, through which Liberty Mutual became a third party administrator ("TPA") for those claims. Upon review of claims information during the second half of 2002, OneBeacon's management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management has begun a process to directly handle more of those claims related to policies written prior to the Renewal Rights Agreement and expects that substantially all such claims will be handled directly by OneBeacon by the end of 2003.

Reinsurance

        Folksamerica. A summary of Folksamerica's underwriting results, for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31,
Dollars in millions
	2003	2002
Net written premiums by line of business:
Liability	$143.9	$82.2
Property	62.2	42.8
Accident and Health	25.5	15.9
Other	6.9	5.5

Net written premiums	$238.5	$146.4

Earned premiums	208.0	139.3
Losses and LAE	(136.3)	(79.7)
Reinsurance acquisition expenses (1)	(51.2)	(31.0)
General and administrative expenses	(10.1)	(15.0)
Interest expense	(.5)	(.5)

Pre-tax net underwriting gain	$9.9	$13.1
Income tax (provision) benefit on underwriting results	(2.7)	1.7

Comprehensive net income from underwriting results	$7.2	$14.8

GAAP combined ratios:
Loss and LAE ratio	66%	57%
Expense ratio	29	34

GAAP combined ratio (2)	95%	91%

(1)
Reinsurance acquisition expenses exclude intra-segment commissions paid to WMU of $4.3 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively.

(2)
Folksamerica's GAAP combined ratio for the three months ended March 31, 2002 was 103% when excluding a reduction in a recoverable allowance originally established in connection with the PCA acquisition.

        Folksamerica's comprehensive net income from underwriting results was $7.2 million for the three months ended March 31, 2003 versus $14.8 million for the comparable period in 2002. As previously discussed, Folksamerica's results for 2002 included $17.0 million of income related to the reversal of an allowance for doubtful accounts established in connection with the acquisition of PCA. Excluding this reversal, Folksamerica would have experienced a $2.2 million comprehensive net loss from underwriting results for the three months ended March 31, 2002. Folksamerica's financial results improved during 2002 and have continued to improve during the first three months of 2003 as the effects of favorable reinsurance conditions have been recognized in underwriting results. In 2002, Folksamerica realized significant rate increases and improved terms across virtually all lines of business written.

        Folksamerica's gross and net written premiums were $354.9 million and $238.5 million for the three months ended March 31, 2003, respectively, representing an increase of approximately 64% and 63% over the comparable period in 2002. The increase was due to more adequate price levels on renewed contracts and increased shares on renewed contracts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. White Mountains expects this trend to continue in 2003, particularly considering the announced withdrawal from the market of several reinsurers and the potential effect of negative rating agency actions.

        Also contributing to the increase in net written premiums was Folksamerica's new relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under new quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business as well as 50% of its property proportional business to Olympus. Folksamerica also receives an override commission on all premiums ceded to Olympus. The additional capacity provided by the quota share relationship with Olympus and the $400 million cash contribution it received from OneBeacon in December 2001 enhanced Folksamerica's ability to provide significant reinsurance capacity during recent periods of strengthening prices.

        Folksamerica's loss and LAE expenses increased to $136.3 million in the first quarter of 2003 from $79.7 million in the first quarter of 2002. The increase was primarily due to increased premium volume facilitated by Folksamerica's quota share relationship with Olympus and the $400 million cash contribution from OneBeacon at the end of 2001. Folksamerica's loss and LAE expenses include income from the amortization of deferred gains on retroactive reinsurance provided by the Imagine Cover of $2.0 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The reinsurance benefits for adverse development on prior years' reserves are deferred and recognized into income over the expected settlement period of the underlying claims. The amounts ceded under the retroactive portion of this contract totalled $1.1 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively and have been deferred and will be amortized into income in future periods. The adverse loss development ceded under the retroactive reinsurance agreement during the three months ended March 31, 2003 included A&E losses of $.7 million and losses relating to the business acquired with Risk Capital Operations and USF Re of $.4 million. There is $9.7 million of coverage remaining under this contract.

        WMU.    WMU generated comprehensive net income from underwriting results of $14.9 million for the first quarter of 2003 versus $6.2 million in the first quarter of 2002. WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. During the first three months of 2003, WMU placed $59.1 million in written premiums with Olympus and recorded $7.1 million and $10.9 million of advisory fees and profit commissions from Olympus. Results exclude intra-segment commissions of $4.3 million and $1.6 million paid by Folksamerica to WMU for the three months ended March 31, 2003 and 2002, respectively.

        Fund American Re.    Fund American Re reported comprehensive net loss from underwriting results of $0.7 million for the first quarter of 2003. Fund American Re's underwriting results were primarily comprised of $17.7 million of earned premiums ($20.9 million written) offset by loss and LAE of $12.5 million, acquisition expenses of $4.3 million and general and administrative expenses of $3.1 million. Fund American Re's underwriting results also includes $1.5 million in service fee revenues related to contracts acquired as part of Fund American Re's purchase of the international reinsurance operations of Folksam International in December 2001.

        Fund American Re reported comprehensive net income from underwriting results of $.1 million for the first quarter of 2002.

Other Operations

        Comprehensive net losses from underwriting results for the first quarters of 2003 and 2002 primarily consist of Esurance's after-tax underwriting losses during its start up and development stage of $2.0 million and $4.3 million, respectively, and after-tax underwriting losses at the International American Group of $.8 million and $.2 million, respectively. Included in the International American Group's operations is Peninsula, a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines in Maryland, Delaware and Virginia. Peninsula had net written premiums and earned premiums of $8.5 million and $7.9 million for the three months ended March 31,

2003, respectively, as compared to $7.7 million and $7.1 million for the three months ended March 31, 2002, respectively. Management expects that Esurance will become profitable during 2004.

II. Investment Results

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. A breakdown of White Mountains' consolidated investment results for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31,
Dollars in Millions
	2003	2002
Net investment income	$78.6	$86.7
Net realized investment gains (losses)	58.2	(.1)

Pre-tax investment income and realized gains (losses)	136.8	86.6
Income taxes on investment income and realized gains (losses)	(46.5)	(29.6)
After-tax unrealized investment losses	(10.2)	(35.5)
After-tax equity in earnings of unconsolidated affiliates	12.9	1.0

Comprehensive net income from investments	$93.0	$22.5

Overview

        White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of March 31, 2003 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

        A breakdown of White Mountains' investment portfolio as of March 31, 2003 and December 31, 2002 follows:

Dollars in millions	March 31, 2003		December 31, 2002
Fixed maturity investments	$6,494.4	73%	$6,669.1	75%
Short-term investments	1,937.0	22	1,790.6	20
Common equity securities	291.1	3	275.0	3
Other investments	147.5	2	164.7	2

Total investments	$8,870.0	100%	$8,899.4	100%

        White Mountains' fixed maturity portfolio avoided the significant credit problems experienced throughout the public markets in recent years. As of March 31, 2003, the duration of the fixed maturity portfolio, including short-term investments, was approximately 3.4 years. During 2002 and into the first quarter of 2003, White Mountains began to purchase a modest amount of common equity securities and convertible securities, primarily in the financial and energy industries. Recently, WM Advisors has been gradually accumulating value equities in response to a fairly valued stock market, and gradually shortening White Mountains' fixed maturity portfolio in response to historically low rates.

Results

        White Mountains was pleased with its overall investment results during the first quarter of 2003. White Mountains' fixed maturity portfolios achieved positive returns while avoiding credit problems and its investments in common equity securities generated gains for the quarter despite large losses generally experienced in the U.S. markets.

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. The decrease in investment income from $86.7 million in the first quarter of 2002 to $78.6 million in the first quarter of 2003 was due primarily to lower average net invested assets in OneBeacon's investment portfolio as it gradually shrunk with the run-off of OneBeacon's non-core book.

        White Mountains recorded $58.2 million of realized investment gains during the first quarter of 2003, compared to realized investment losses of $.1 million during the first quarter of 2002, principally from sales of fixed maturity investments during both periods. During the 2003 period, the Company recognized a $1.0 million loss on its Montpelier warrants and also recognized a $1.1 million loss related to its interest rate swap agreements as compared to a $1.0 million loss recorded in the first quarter of 2002.

        During the first quarter of 2003, White Mountains' net decrease in after-tax unrealized investment gains was principally from the realization of realized gains on fixed maturities and common equity securities. During the first quarter of 2002, the net decrease in after-tax net unrealized gains for investments resulted principally from the realization of gains as a result of White Mountains' sale of a large portion of its fixed maturity investment portfolio.

        Montpelier.    As of March 31, 2003, White Mountains' investment in Montpelier consisted of common shares, which are accounted for under the equity method, and warrants to acquire additional common shares at a fixed price, which are accounted for in accordance with SFAS No. 133. Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of March 31, 2003. Pre-tax amounts recorded by White Mountains relating to its investment in Montpelier as of and for the three months ended March 31, 2003 and 2002 follow:

Millions	Common shares	Warrants	Total
For the three months ended March 31, 2003
White Mountains' investment in Montpelier as of December 31, 2002	$213.8	$58.0	$271.8
Realized loss from Montpelier warrants	—	(1.0)	(1.0)
Equity in earnings from Montpelier common shares	17.7	—	17.7
Equity in net unrealized investment losses from Montpelier's investment portfolio	(.1)	—	(.1)

White Mountains' investment in Montpelier as of March 31, 2003	$231.4	$57.0	$288.4

For the three months ended March 31, 2002
White Mountains' investment in Montpelier as of December 31, 2001	$177.4	$—	$177.4
Equity in earnings from Montpelier common shares	2.9	—	2.9
Equity in net unrealized investment losses from Montpelier's investment portfolio	(2.8)	—	(2.8)

White Mountains' investment in Montpelier as of March 31, 2002	$177.5	$—	$177.5

Fair Value of White Mountains' investment in Montpelier as of March 31, 2003	$304.6	$57.0	$361.6

        As of March 31, 2003, Montpelier's shareholders' equity totalled approximately $1.4 billion versus $1.3 billion as of December 31, 2002. Montpelier wrote net premiums of $366.6 million and had total earned premiums of $332.3 million for the first quarter of 2003. During the first three months of 2003, Montpelier reported net income of $103.8 million, with comprehensive net income of $103.0 million. Montpelier's first quarter 2003 GAAP combined ratio was 53%.

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

Other-than-temporary impairment

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2003 (excluding short-term investments):

	March 31, 2003
Dollars in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	100	5	18	123
Market value	$668.8	$26.9	$22.4	$718.1
Amortized cost	$691.3	$28.0	$23.4	$742.7
Unrealized loss	$(22.5)	$(1.1)	$(1.0)	$(24.6)

Common equity securities:
Number of positions	37	16	1	54
Market value	$46.2	$68.6	$.5	$115.3
Cost	$53.5	$74.2	$.6	$128.3
Unrealized loss	$(7.3)	$(5.6)	$(.1)	$(13.0)

Other investments:
Number of positions	7	4	2	13
Market value	$16.0	$11.3	$2.0	$29.3
Cost	$18.5	$12.3	$2.1	$32.9
Unrealized loss	$(2.5)	$(1.0)	$(.1)	$(3.6)

Total:
Number of positions	144	25	21	190
Market value	$731.0	$106.8	$24.9	$862.7
Amortized cost	$763.3	$114.5	$26.1	$903.9
Unrealized loss	$(32.3)	$(7.7)	$(1.2)	$(41.2)

% of total gross unrealized losses	78%	19%	3%	100%

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

        During the three months ended March 31, 2003, White Mountains experienced $17.5 million in pretax other-than-temporary impairment charges. Of the charge recorded, $8.1 million was related to White Mountains' investment in the common stock of Octel Corp ("Octel"). White Mountains recorded the other-than-temporary impairment on Octel primarily due to the fact that Octel's unrealized loss position was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors have been reported by Octel which affect the likelihood that White Mountains will recover the original cost of its investment. These factors include disruptions related to political unrest in Venezuela, which is a significant geographic region in which Octel operates and the announcement that Octel will take restructuring charges in 2003. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2003 period presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary as White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. As of March 31, 2003, White Mountains' investment portfolio did not include any investment securities with after tax unrealized loss of more than $5.0 million.

III. Holding company and financing activities

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

        White Mountains' holding companies recorded $3.7 million and $30.5 million of other revenues during the first quarters of 2003 and 2002, respectively. Substantially all of the revenues recorded in the 2003 period related to gains from sales of certain real estate assets that had previously been written off as part of purchase accounting for the Acquisition. Primarily all of the other revenues recorded in 2002 consisted of interest income recorded on amounts due resulting from Internal Revenue Service examinations which were finalized during the period.

        Interest expense at White Mountains' holding companies totalled $13.1 million for the first quarter of 2003 versus $17.7 million for the first quarter of 2002. The decrease in interest expense from 2002 to 2003 resulted from the effect of $3.3 million of interest expense from the Seller Note in the 2002 first quarter. The Seller Note was fully repaid by White Mountains in November 2002. Interest expense on the Bank Facility was $13.0 million and $14.3 million for the three months ended March 31, 2003 and 2002, respectively. This decrease is the result of a lower outstanding balance under the Bank Facility in the 2003 quarter due to normal amortization. White Mountains has entered into various interest rate swap agreements that were undertaken to achieve a fixed interest rate on a portion of the Bank Facility. When including the effects of the swap program, the weighted average fixed rate on $700.0 million of its total borrowings under the Bank Facility is 7.2%.

        In connection with purchase accounting for the Acquisition, White Mountains was required to discount OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's balance sheet at June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period that the claims are expected to be settled. As a result, White Mountains recognized $14.2 million and $24.0 million of accretion to loss and LAE reserves during the first three months of 2003 and 2002, respectively. White Mountains will accrete the remaining $150.0 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the Acquisition.

        Other holding company expenses in the first quarters of 2003 and 2002 consisted primarily of share-based compensation expenses of holding company employees, including performance shares, Options and Restricted Shares.

IV. Discussion of Other Consolidated Items

Share-Based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board of Directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains' performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten-year U.S. Treasury note plus 700 basis points at the time of grant (11% for the 2003 grant). White Mountains' policy is to expense all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of return includes the full expense of all outstanding share-based compensation awards.

        During the first three months of 2003 and 2002, White Mountains recorded compensation charges of $16.2 million and $20.0 million, respectively, for outstanding performance shares. In addition, White Mountains issued 94,500 Restricted Shares in 2001 and issued a one-time award of 81,000 Options during 2000. During the first three months of 2003 and 2002, White Mountains recorded compensation charges relating to Options of $1.3 million and $1.8 million, respectively, and recorded compensation expense charges relating to Restricted Shares of $3.2 million and $4.1 million, respectively.

        Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan, which is a OneBeacon-funded, qualified retirement plan to be denominated primarily in Common Shares. This new plan provides current and future employees alternative retirement benefits following the freeze of the OneBeacon Insurance Pension Plan at December 31, 2002. OneBeacon recorded compensation charges of $2.5 million in connection with its employee stock ownership plan during the first three months of 2003 of which $1.1 million is contingent on OneBeacon's 2003 performance.

Deferred Credits

        On January 1, 2002, in accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits of $682.5 million, which amounted to $641.4 million at its holding companies, entirely related to its acquisition of OneBeacon, and $41.1 million at its reinsurance segment, primarily from Folksamerica's acquisition of PCA. White Mountains also recognized a

$22.3 million transitional impairment loss in accordance with SFAS No. 142, primarily related to goodwill associated with Folksamerica's acquisition of Risk Capital Operations. All of these items were recognized through the income statement as a cumulative effect of a change in accounting principle.

Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The income tax provision (benefit) related to pretax earnings for the first three months of 2003 and 2002 represents an effective tax rate of 31.6% and (142.9%), respectively. White Mountains' effective tax rate for 2003 was lower than the U.S. statutory rate of 35% primarily from income generated in jurisdictions other than the United States. White Mountains' effective tax rate for the 2002 period (resulting from a net loss reported during the period) was greater than the U.S. statutory rate of 35% primarily as a result of the reversal of an allowance for doubtful reinsurance recoveries in connection with Folksamerica's 2000 acquisition of PCA. (See Note 7.)

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        The primary sources of cash inflows for the Company and certain of its intermediate holding companies are investment income, sales of investment securities, dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In 2003, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $261.5 million without approval of regulatory authorities and during the first quarter of 2003, paid cash dividends of $37.5 million to Fund American.

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

        As of March 31, 2003, White Mountains reported $1,061.4 million in accounts payable on unsettled investment purchases and $609.6 million in accounts receivable on unsettled investment sales, of which $856.9 million and $479.5 million, respectively, are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a future settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA contract date and the security settlement date can be as long as 180 days, though it typically is between 45 and 60 days.

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

Financing

        The following table summarizes White Mountains' capital structure as of March 31, 2003 and December 31, 2002:

Millions	March 31, 2003	December 31,2002
Bank Facility	$739.9	$746.4
Other debt	41.5	46.8

Total debt	$781.4	$793.2

Common shareholders' equity	2,485.2	2,407.9
Convertible preference shares	230.5	219.0
Mandatorily redeemable preferred stock of subsidiaries	184.0	180.9

Total capitalization	$3,681.1	$3,601.0

Debt to total capitalization	21%	22%

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains has primarily accessed the debt and equity markets in connection with acquisitions, most notably the acquisition of OneBeacon in June 2001.

Contractual Obligations and Covenants

        Below is a schedule of White Mountains' material contractual obligations and commitments as of March 31, 2003:

March 31, 2003 Millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$29.1	$32.0	$60.0	$645.3	$15.0	$781.4
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations (1)	$29.1	$32.0	$60.0	$645.3	$335.0	$1,101.4

(1)
Does not reflect contractual obligations and commitments under operating leases.

        During 2002, through the refinancing of the Bank Facility and the repayment of the Seller Note, White Mountains significantly reduced its near-term obligations. White Mountains' debt due in one-year or less as of March 31, 2003 of $29.1 million is comprised entirely of scheduled principal amortization under the Bank Facility.

        The Bank Facility contains various affirmative, negative and financial covenants which are customary for such borrowings and include requirements to meet certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. At March 31, 2003, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility.

        Fund American has entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Bank Facility. One of these swap contracts is a $200.0 million notional contract that is indexed to a 6.1% ten-year rate. This contract is subject to an early termination feature calling for the swap to be settled at fair value in June, 2004. This swap is currently recorded by White Mountains at its fair value as a liability of $32.2 million as of March 31, 2003.

        At December 31, 2002, contractual obligations and commitments under operating leases were $162.9 million. There are no provisions within White Mountains' leasing agreements that would trigger acceleration of future lease payments. White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, White Mountains has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

        In June 1999, White Mountains sold VGI to Unitrin. As part of the VGI Sale, White Mountains provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. Unitrin has made a demand for the full $50.0 million.

        Detailed information concerning White Mountains' liquidity and capital resource activities during the three months ended March 31, 2003 and 2002 follows:

For the three months ended March 31, 2003

        In March 2003, White Mountains made a scheduled principal amortization payment of $6.5 million on the Bank Facility. During the first three months of 2003, White Mountains paid a total of $12.9 million in interest under the Bank Facility including $5.2 million paid under related interest rate swap agreements.

        In March 2003, White Mountains declared and paid a total of $7.6 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2003, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the first quarter of 2003, OneBeacon declared and paid a total of $37.5 million in cash dividends to Fund American, its immediate parent company.

        During the first quarter of 2003, the Company issued a total of 5,700 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $.7 million in connection with these Option exercises.

        During the first quarter of 2003, White Mountains paid a total of 39,500 performance shares (relating to the 2000-2002 performance period) at a 200% value, amounting to $25.7 million, to its participants in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries.

For the three months ended March 31, 2002

        In March 2002, White Mountains made a scheduled principal amortization payment of $49.0 million on the Bank Facility. During the first three months of 2002, White Mountains paid a total of $13.6 million in interest under the Bank Facility including $4.1 million paid under related interest rate swap agreements.

        In March 2002 White Mountains declared and paid a total of $7.6 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2002 the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the first quarter of 2002, the Company issued a total of 19,500 Common Shares to its employees in satisfaction of obligations under White Mountains' Long-Term Incentive Plan in satisfaction of 11,700 performance shares and Options to acquire 7,800 Common Shares. The Company received proceeds of $.9 million as a result of the exercise of Options during the period.

RELATED PARTY TRANSACTIONS

        For a description of related party transactions, see Note 11.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Refer to the Company's 2002 Annual Report on Form 10-K for a complete discussion regarding White Mountains' critical accounting policies and estimates.

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

Interest Rate Risk

        Fixed Maturity Portfolio.    In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. After-tax changes in net unrealized gains or losses are shown on the statement of income and comprehensive income as a component of other comprehensive net income. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, United States government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

        Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. A significant increase in the level of interest rates could have a material impact on the Company's book value per share. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

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

        Fund American has entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Bank Facility. The interest rate swaps consist of a $200.0 million notional contract that is indexed to a 6.1% ten-year rate, a $200.0 million notional contract that is indexed to a 4.0% three-year rate, and $300.0 million of notional contracts that are indexed to a 3.8% three-year rate. As of March 31, 2003, the weighted average interest rate for the $614.9 million outstanding under the term portion and $85.1 million of the revolving portion of the Bank Facility, after giving effect to the interest rate swaps, was approximately 7.2%. As of March 31, 2003, the interest rate on the remaining $39.9 million outstanding under the revolving portion of the Bank Facility was based on the eurodollar rate in effect at that time plus 2.1%, or 3.4%.

        The swap investments do not match the duration of the Bank Facility and as a result do not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps are carried at fair value on White Mountains' balance sheet as other invested assets, with changes in their fair value reported directly through the income statement as realized gains or losses. For the three months ended March 31, 2003 and 2002, White Mountains recorded realized losses of $1.1 million and $1.0 million, respectively, representing the decrease in fair value of the swap investments as a result of decreases in market interest rates. As of March 31, 2003 and December 31, 2002, the aggregate fair value of the interest rate swaps was a net liability of $53.3 million and $52.2 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 11 of the Notes to Consolidated Financial Statements for a brief description of a non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

11 -	Statement Re Computation of Per Share Earnings*
99.1 -	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 -	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 8 of the Notes to Consolidated Financial Statements.

(b)
Reports on Form 8-K

    On March 27, 2003, the Company filed a Form 8-K amendment (Item 2) which amended the pre-acquisition historical financial statements of CGU Corporation and its subsidiaries for the five months ended May 31, 2001 in connection with its Form 8-K dated November 1, 2001 relating to the Renewal Rights Agreement with Liberty Mutual.

    On March 27, 2003, the Company filed a Form 8-K amendment (Item 2) which amended the pre-acquisition historical financial statements of CGU Corporation and its subsidiaries and supplied CGU Corporation's financial statements as of and for the five months ended May 31, 2001 in connection with its Form 8-K dated June 1, 2001 relating to the Acquisition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: May 9, 2003	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

CERTIFICATIONS

I, Raymond Barrette, certify that:

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

May 9, 2003

/s/ Raymond Barrette
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS (continued)

I, David T. Foy, certify that:

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

May 9, 2003

/s/ David T. Foy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)