Form 10-K/A
period 2002-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-05-13
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	94-2708455 (I.R.S. Employer Identification No.)
80 South Main Street, Hanover, New Hampshire (Address of principal executive offices)	03755-2053 (Zip Code)
Registrant's telephone number, including area code: (603) 640-2200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of May 8, 2003, was $3,163,996,321.

        As of May 8, 2003, 8,326,087 common shares, par value of $1.00 per share ("Common Shares"), were outstanding.

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

TABLE OF CONTENTS

PART I
ITEM 1.	Business	1
	a. General	1
	b. OneBeacon	2
	c. Reinsurance	21
	d. Other Operations	30
	e. Investments	31
	f. Regulation	32
	g. Ratings	34
	h. Employees	35
	i. Available Information	35
ITEM 2.	Properties	35
ITEM 3.	Legal Proceedings	35
ITEM 4.	Submission of Matters to a Vote of Security Holders	36
PART II
ITEM 5.	Market for the Company's Common Equity and Related Shareholder Matters	36
ITEM 6.	Selected Financial Data	38
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
	Liquidity and Capital Resources	60
	Related Party Transactions	66
	Critical Accounting Policies and Estimates	68
	Forward-Looking Statements	79
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
ITEM 8.	Financial Statements and Supplementary Data	82
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
PART III
ITEM 10.	Directors and Executive Officers	83
ITEM 11.	Executive Compensation	84
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	84
ITEM 13.	Certain Relationships and Related Transactions	84
ITEM 14.	Controls and Procedures	84
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	85
CERTIFICATIONS		C-1

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

ONEBEACON

        Headquartered in Boston, Massachusetts, OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon's legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic and insuring several U.S. presidents. During 1998, Commercial Union plc and General Accident plc, both U.K. corporations, were merged to form CGU plc. The U.S. operations of these companies, General Accident Corporation of America ("General Accident") and Commercial Union Corporation ("Commercial Union"), were merged to form CGU Corporation (the "Merger"). White Mountains agreed to purchase CGU Corporation in September of 2000, with the transaction closing on June 1, 2001. The name OneBeacon was introduced at the time of the Acquisition. OneBeacon's principal operating insurance subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best, a rating agency which specializes in the insurance and reinsurance industry.

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

  Commercial Lines

        OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation, which represented 52%, 29% and 14% of commercial lines net written premium for the twelve months ended December 31, 2002. Nearly 90% of OneBeacon?s commercial accounts are comprised of policies with an annual premium of less than $50,000 and consist primarily of small, non-manufacturing accounts.

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

        OneBeacon offers D&O and professional liability insurance under the name OneBeacon Professional Partners. OneBeacon entered the D&O and professional liability market in order to capitalize on a lack of available capacity within the marketplace. Due to the potential volatility of D&O and professional liability insurance, OneBeacon selectively underwrites each policy and does not write Fortune 1000 accounts, foreign businesses or large hospitals or groups. Further, OneBeacon does not write primary coverage. Most policies attach coverage in excess of $20 million of existing insurance and/or a deductible and have small limits of coverage, usually less than $5 million. OBPP's liability coverages are issued on a "claims made" basis, which means insurance that covers losses reported to OBPP during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred. As a result, the ability of an insured to report claims outside of the policy term is limited, thereby limiting the claims tail.

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

	Year Ended December 31,
Personal and commercial written premiums by state
	2002	2001
New York(1)	48%	39%
Massachusetts	24	24
New Jersey	10	13
Maine	9	10
Connecticut	5	5
Other(2)	4	9

Total	100%	100%

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

        OneBeacon's A&E losses resulted primarily from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses. Employers Group stopped writing such coverage in 1984.

        OneBeacon's liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage of such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

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

        For purposes of determining available reinsurance, product liability asbestos claims typically are aggregated as a single loss within each policy period. As a result, losses often exceed the threshold level under the reinsurance agreement and reinsurance recoveries are obtained. However, for claims being asserted under premises and operations coverage, the losses are generally not aggregated for purposes of determining reinsurance recoveries, so OneBeacon expects that in the future a smaller percentage of these losses will be covered as Third Party Recoverables than has been true historically of products liability asbestos losses.

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

Additional Loss and Loss Adjustment Expense Information

        The following information presents (1) OneBeacon's reserve development over the preceding ten years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities ("Statutory" basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

	OneBeacon Loss and LAE(1), (3) Years Ended December 31,
($ in millions)
	1992	1993	1994	1995	1996	1997	1998(2)	1999	2000	2001	2002
I. Liability for unpaid losses and LAE:	$5,652.8	$5,562.5	$5,535.4	$5,844.4	$5,804.4	$5,655.9	$6,944.0	$6,368.8	$6,982.7	$8,425.2	$7,630.5
Less: reins. recoverables on unpaid losses and LAE	(1,392.6)	(1,191.6)	(1,069.8)	(1,307.4)	(1,260.4)	(1,159.2)	(1,651.9)	(1,285.6)	(1,276.4)	(3,609.7	(3,560.6)

Net balance	$4,260.2	$4,370.9	$4,465.6	$4,537.0	$4,544.0	$4,496.7	$5,292.1	$5,083.2	$5,706.3	$4,815.5	$4,069.9

II. Net liability re-estimated as of:
1 year later	4,365.9	4,411.5	4,494.1	4,584.7	4,627.8	5,370.1	5,305.3	5,901.2	4,815.8	4,872.9
2 years later	4,413.4	4,450.3	4,552.1	4,667.1	5,476.0	5,424.7	5,985.4	5,013.5	4,913.7
3 years later	4,510.5	4,501.0	4,642.8	5,460.6	5,549.0	5,965.0	5,002.8	5,025.5
4 years later	4,610.3	4,602.8	5,406.5	5,510.6	5,924.8	4,980.5	5,073.5
5 years later	4,705.8	5,353.2	5,431.8	5,779.5	4,948.0	5,049.2
6 years later	5,446.4	5,353.5	5,632.0	4,794.7	4,995.6
7 years later	5,439.2	5,523.8	4,658.7	4,840.0
8 years later	5,587.1	4,569.2	4,691.8
9 years later	4,638.5	4,595.6
10 years later	4,660.5

III. Cumulative net (deficiency)/redundancy	$(400.3)	$(224.7)	$(226.2)	$(303.0)	$(451.6)	$(552.5)	$218.6	$57.7	$792.6	$(57.4)	$—
Percent (deficient)/redundant	(9.4)%	(5.1)%	(5.1)%	(6.7)%	(9.9)%	(12.3)%	4.1%	1.1%	13.9%	(1.2)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	11,334.1	11,024.5	10,981.8	10,861.1	10,871.8	10,807.3	10,849.8	10,632.6	10,538.9	10,057.4
Less: gross re-estimated reinsurance recoverable	(6,673.6)	(6,428.9)	(6,290.0)	(6,021.1)	(5,876.2)	(5,758.1)	(5,776.3)	(5,607.1)	(5,625.2)	(5,184.5)

Net re-estimated liability	$4,660.5	$4,595.6	$4,691.8	$4,840.0	$4,995.6	$5,049.2	$5,073.5	$5,025.5	$4,913.7	$4,872.9

V. Cumulative net amount of liability paid through:
1 year later	1,461.0	1,367.3	1,390.1	1,476.6	1,591.9	1,687.3	1,815.2	1,966.5	2,007.9	1,819.7
2 years later	2,254.8	2,152.5	2,240.8	2,372.6	2,621.3	2,735.4	2,954.8	3,136.2	3,133.3
3 years later	2,761.5	2,711.5	2,821.9	3,083.3	3,331.1	3,518.0	3,709.2	3,794.0
4 years later	3,135.8	3,089.5	3,328.3	3,571.3	3,872.2	4,044.0	4,029.0
5 years later	3,394.6	3,464.3	3,672.7	3,961.5	4,233.4	4,234.7
6 years later	3,693.0	3,720.2	3,978.3	4,225.4	4,363.0
7 years later	3,882.1	3,979.3	4,186.9	4,312.6
8 years later	4,122.9	4,159.7	4,265.6
9 years later	4,283.2	4,218.9
10 years later	4,330.0

(1)
In 1998, OneBeacon was formed as a result of a pooling of interests between Commercial Union and General Accident. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)
In 1998, OneBeacon acquired Houston General Insurance Company and National Farmers Union Property and Casualty Company. All liabilities related to these entities have been shown from the acquisition date forward in this table.

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

	Years Ended December 31,
($ in millions)
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Cumulative net deficiency adjusted for the NICO Cover	(1,355.4)	(1,179.8)	(1,181.3)	(1,258.1)	(1,406.7)	(1,507.6)	(736.5)	(897.4)	(162.4)	(57.4)	—
Percent deficient	(31.8)%	(27.0)%	(26.5)%	(27.7)%	(31.0)%	(33.5)%	(13.9)%	(17.7)%	(2.8)%	(1.2)%	—

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
($ in millions)
	2002		2001	2000
Statutory reserves	$6,029.0		$6,795.8	$5,730.1
Reinsurance recoverable on unpaid losses and LAE(1)	1,650.9		1,606.5	1,276.4
Purchase accounting adjustments(2)	(481.0)		(567.8)	—
Other	(49.4	)(3)	22.9(4)	(23.8	)(3)

GAAP reserves	$7,149.5		$7,857.4	$6,982.7

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

        At December 31, 2002, OneBeacon had $77.9 million of reinsurance currently recoverable on paid losses and $3,560.6 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. Excluding industry pools and associations of $376.2 million, which are not rated by A.M. Best, 96% of OneBeacon's total reinsurance recoverables at December 31, 2002 were with reinsurers that had an A.M. Best rating of "A-" (Excellent, the fourth highest of fifteen ratings) or better. The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire Hathaway Inc. (NICO and GRC)	$2,585.1	71%	A++
Liberty Mutual and subsidiaries(1)	273.8	8	A
Tokio Fire and Marine Insurance Company	67.1	2	A++
American Re-Insurance Company	47.0	1	A+
Aviva plc and its affiliates(2)	34.9	1	not rated

(1)
At December 31, 2002, OneBeacon had assumed balances payable and expenses payable of approximately $266.9 million under the Renewal Rights Agreement. In the event of Liberty Mutual's insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

(3)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A+ (Superior, which is the second highest of fifteen ratings) and A (Excellent, which is the third highest of fifteen ratings).

New York Assigned Risk Market

        OneBeacon writes voluntary personal automobile insurance in the State of New York. As a condition to its license to write automobile business within that state, OneBeacon is obligated by statute to accept future assignments from the New York Automobile Insurance Plan ("NYAIP"), a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based, in general, on the proportion of the total voluntary writings in New York two years prior. Therefore, by voluntarily writing automobile policies in New York, an insurer has an obligation under New York State insurance laws to provide insurance two years later to individuals assigned to it from the NYAIP. Alternatively, an insurance company can contractually transfer its NYAIP obligation to another insurance company for a fee in satisfaction of its NYAIP obligation. This process is called Limited Assigned Distribution ("LAD"), and the companies that assume this obligation are called LAD servicing carriers. LAD servicing carriers are paid fees (referred to as buy-out fees) to assume the insurance risk of NYAIP obligations in addition to the premiums it receives for writing the involuntary policy. The fees are typically a percentage of the total premiums the LAD servicing carrier must write to fulfill the NYAIP obligation of the transferor company. In return, the LAD servicing carrier is contractually obligated to pay all loss and loss adjustment and other underwriting expenses related to the NYAIP assigned premiums of the transferor company, with no recourse to the transferor. At December 31, 2002, White Mountains' estimated liability for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year period was $103.0 million.

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

Main Street America Holdings, Inc. ("MSA")

        MSA is a subsidiary of National Grange Mutual Insurance Company ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. OneBeacon owns 50% of the outstanding common stock of MSA and accounts for this investment using the equity method. OneBeacon's investment in MSA was $128.1 million and $133.7 million at December 31, 2002 and December 31, 2001. MSA's net written premiums totalled $357.3 million, $306.8 million and $265.4 million and its net income (loss) was ($13.5) million, $6.8 million and $3.8 million in 2002, 2001 and 2000. MSA's total assets as of December 31, 2002 and 2001 were $704.5 million and $653.8 million and its shareholders' equity was $253.7 million and $262.3 million. The principal insurance operating subsidiaries of NGM and MSA are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best.

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

Folksamerica

        Folksamerica, through its wholly owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line, broker-market reinsurer which provides reinsurance to insurers of property, casualty, accident and health and marine risks primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan. Folksamerica became a wholly- owned subsidiary of White Mountains during 1998. Folksamerica Reinsurance Company is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best. At December 31, 2002 and December 31, 2001, Folksamerica had $3.4 billion and $3.2 billion of total assets and $976.4 million and $901.7 million of shareholder's equity, respectively. Folksamerica's total assets and shareholder's equity include the International American Group and Esurance, which are covered elsewhere in this report.

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
Business class (Millions)
	2002	2001	2000
Liability	$381.6	$310.6	$208.4
Property	205.3	93.5	91.6
Accident and Health	68.1	25.1	26.4
Other	23.7	29.7	6.2

Total	$678.7	$458.9	$332.6

  Geographic Concentration

        Folksamerica's net written premiums by geographic region for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
Geographic region (Millions)
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

        Folksamerica pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes and certain miscellaneous expenses). During the years ended December 31, 2002 and 2001, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company. Additionally, Folksamerica pays reinsurance brokers commissions based on negotiated percentages of the premium it writes. These commissions, which average approximately 5% of premium, constitute a significant portion of Folksamerica's total acquisition costs and are included in its underwriting expenses. During the years ended December 31, 2002 and 2001, Folksamerica received approximately 57.0% and 54.4%, respectively, of its gross reinsurance written premiums from three major reinsurance brokers as follows: (1) AON Re, Inc.—28.2% and 21.3%, respectively; (2) Benfield Blanch -13.5% and 17.2%, respectively; and (3) Guy Carpenter -15.3% and 15.9%, respectively.

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

Top Reinsurers ($ in millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating(2)
Imagine Re(1)	$381.2	42%	A-
London Life(1)	135.4	15	A
Olympus(1)	45.5	5	A-
GRC and affiliates	34.9	4	A++
Federal Insurance Company	34.6	4	A++

(1)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A (Excellent, which is the third highest of fifteen ratings) and A- (Excellent, which is the fourth highest of fifteen ratings).

Montpelier

        In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re is a Bermuda-domiciled insurance and reinsurance company that was formed with approximately $1.0 billion in capital to respond to the then favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re has initially focused on property reinsurance business. Montpelier Re is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best. On October 15, 2002, Montpelier successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. Through holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully converted basis. As of December 31, 2002, White Mountains' investment in Montpelier consisted of 10,800,000 common shares valued at

$16.67 per share and warrants to acquire an additional 4,781,572 common shares at $16.67 per share that are exercisable until December, 2011.

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

Fund American Re

        On December 20, 2001, Fund American Re acquired substantially all of the international reinsurance operations of the Folksam Group ("Folksam") of Stockholm, Sweden. A $64.0 million purchase price was paid in a combination of cash, a note and Common Shares. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. Fund American Re principally writes property, liability, transportation and hail and crop reinsurance for insurance companies based in the United States and in Europe. At December 31, 2002 and 2001, Fund American Re had $149.9 million and $126.3 million of total assets, respectively, and $58.1 million and $63.9 million of shareholder's equity, respectively. Fund American Re wrote $62.5 million in net premiums during the year ended December 31, 2002. Fund American Re is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best.

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

	Reinsurance Loss and LAE(1), (2), (3) Years Ended December 31,
($ in millions)
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
I. Liability for unpaid losses and LAE:
Gross balance	$758.3	$798.4	$856.2	$981.5	$1,578.7	$1,461.3	$1,437.6	$1,210.6	$1,500.7	$1,610.6	$1,664.3
Less: reins. recoverables on unpaid losses and LAE	(172.0)	(154.4)	(182.4)	(201.0)	(390.2)	(352.0)	(398.0)	(324.0)	(702.8)	(879.5)	(815.0)

Net balance	$586.3	$644.0	$673.8	$780.5	$1,188.5	$1,109.3	1,039.6	$886.6	$797.9	$731.1	$849.3

II. Net liability re-estimated as of:
1 year later	601.5	672.5	701.8	834.1	1,222.6	1,125.5	1,036.0	914.4	803.5	743.8	—
2 years later	626.0	706.0	748.6	855.4	1,224.6	1,108.5	1,047.8	917.4	788.5
3 years later	653.2	746.3	763.7	862.7	1,206.4	1,114.5	1,032.3	919.3
4 years later	680.7	761.3	767.0	874.9	1,214.2	1,088.7	1,027.9
5 years later	694.8	764.1	778.8	874.2	1,188.9	1,071.6
6 years later	699.6	772.8	779.2	844.9	1,164.9
7 years later	706.5	774.2	755.8	817.6
8 years later	709.1	756.4	736.5
9 years later	696.8	747.4
10 years later	708.0

III. Cumulative net (deficiency)/redundancy	$(121.7)	$(103.4)	$(62.7)	$(37.1)	$23.6	$37.7	$11.7	$(32.7)	$9.4	$(12.7)	$—
Percent (deficient)/redundant	(20.8)%	(16.1)%	(9.3)%	(4.8)%	2.0%	3.4%	1.1%	(3.7)%	1.2%	(1.7)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	954.9	964.2	973.2	1,029.8	1,589.9	1,470.7	1,433.6	1,330.9	1,616.0	1,702.2
Less: gross re-estimated reinsurance recoverable	(246.9)	(216.8)	(236.7)	(212.2)	(425.0)	(399.1)	(405.7)	(411.6)	(827.5)	(958.4)

Net re-estimated liability	$708.0	$747.4	$736.5	$817.6	$1,164.9	$1,071.6	$1,027.9	$919.3	$788.5	$743.8

V. Cumulative net amount of liability paid through:
1 year later	165.1	219.8	201.9	225.5	322.6	277.5	291.4	102.3	370.8	250.9
2 years later	289.8	337.3	323.4	363.6	506.7	472.0	390.6	348.9	512.9
3 years later	366.2	418.2	412.8	457.0	656.6	582.4	552.9	452.8
4 years later	423.9	481.2	474.3	542.8	774.0	680.9	626.9
5 years later	467.9	521.4	530.8	608.2	843.1	733.3
6 years later	495.2	565.8	572.7	644.1	883.1
7 years later	530.6	596.3	598.3	672.8
8 years later	554.6	618.2	616.8
9 years later	572.2	636.0
10 years later	590.4

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
(Millions)
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

        Peninsula, which was established in 1960, is a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines, primarily private passenger automobile, homeowners, commercial automobile and commercial multi-peril. Most of Peninsula's insurance products are sold in Maryland, Delaware and Virginia. Peninsula is rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best. Peninsula markets insurance products principally through independent agents. Peninsula's primary business focus is to establish strong long-term relationships with its agents and insured customers by focusing on providing quality insurance products to families and small private businesses. At December 31, 2002 and 2001, Peninsula had $57.1 million and $55.9 million of total assets and $21.2 million and $22.5 million of shareholder's equity, respectively. For the years ended December 31, 2002, 2001 and 2000, Peninsula had $29.5 million, $28.3 million and $22.7 million in net written premiums.

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

The Company and its Intermediate Holding Companies

        The Company's intermediate holding companies include Fund American Companies, Inc. ("Fund American") and Fund American Enterprises Holdings, Inc. ("FAEH"), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in Barbados.

        Fund American acquired OneBeacon on June 1, 2001. In connection with the Acquisition, Fund American and FAEH entered into the following financing arrangements:

  •
  Fund American borrowed $825.0 million in June 2001 from a banking syndicate arranged by Lehman Brothers, Inc. (the "Bank Facility"). Fund American subsequently entered into a series of interest rate swaps with large financial institutions that were undertaken to achieve a fixed interest rate on $700.0 million of the borrowings under the Bank Facility.

  •
  Fund American issued $300.0 million in face value of cumulative non-voting preferred stock to Berkshire Hathaway, Inc. ("Berkshire") (the "Berkshire Preferred Stock") for $225.0 million.

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

        One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its operating subsidiaries. Under the insurance laws of the jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In a given calendar year, the insurance subsidiaries can generally dividend up to the greater of 10% of their statutory surplus at the beginning of the year or the prior year's statutory net income without prior regulatory approval, subject to the availability of unassigned funds (the statutory accounting equivalent of retained earnings). Larger dividends generally can be paid only upon regulatory approval. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. During 2002, White Mountains' first-tier insurance subsidiaries declared and paid $172.6 million in dividends to Fund American. White Mountains' first tier insurance subsidiaries have the ability to pay dividends of approximately $261.5 million to Fund American in 2003 without approval of regulatory authorities.

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

RATINGS

        Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. A.M. Best currently rates OneBeacon's principal operating insurance subsidiaries "A" (Excellent, the third highest of fifteen ratings), Folksamerica's principal reinsurance operating subsidiary "A-" (Excellent, the fourth highest of fifteen ratings) and Fund American Re "A-" (Excellent, the fourth highest of fifteen ratings). White Mountains believes that strong ratings are important factors in the marketing of insurance and reinsurance products to agents and consumers.

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

Item 6. Selected Financial Data

        Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2002, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts
	2002		2001(a)	2000(b)	1999(c)		1998(d)
Income Statement Data:
Revenues	$4,185		$3,234	$851	$548		$366
Expenses	4,066		3,662	493	418		311

Pretax earnings (loss)	119		(428)	358	130		55
Income tax (provision) benefit	(11)		179	(43)	(42)		(20)
Accretion and dividends on preferred stock of subsidiaries	(41)		(23)	—	—		—
Equity in earnings (loss) of unconsolidated affiliates	14		1	(2)	20		16

Net income (loss) from continuing operations	81		(271)	313	108		51
Net income from discontinued operations	—		—	95	13		28
Cumulative effect of changes in accounting principles	660	(l)	—	—	—		—
Extraordinary gains	7		12	—	—		—

Net income (loss)	$748		$(259)	$408	$121		$79

Net income (loss) from continuing operations per share:
Basic	$7.47		$(86.52)	$53.08	$19.25		$8.71
Diluted	$6.80		$(86.52)	$52.84	$17.66		$7.75

Balance Sheet Data:
Total assets	$16,034		$16,610	$3,545	$2,049		$2,164
Short-term debt	33		358	—	4		52
Long-term debt	760		767	96 (e)	203		186
Deferred credits	—	(l)	683 (f)	92	101	(g)	37
Convertible preference shares	219		—	—	—		—
Mandatorily redeemable preferred stock of subsidiaries	181		170	—	—		—
Common shareholders' equity (h)	2,408		1,445	1,046	614		703
Book value per share (i)	$254.52		$160.36	$177.07	$103.32		$109.68
Fully converted tangible book value per share (j)	$258.82		$225.81	$187.65	$120.23		$115.11

Share Data:
Cash dividends paid per Common Share	$1.00		$1.00	$1.20	$1.60		$1.60
Ending Common Shares (000's)	8,351		8,245	5,880	5,946		5,829
Ending equivalent Common Shares (000's)(k)	2,455		1,803	81	—		1,002

Ending Common and equivalent Common Shares (000's)	10,806		10,048	5,961	5,946		6,831

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

(d)
Includes the interim results and ending balance sheet of Folksamerica which was initially consolidated by the Company during 1998.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

        A tabular summary of White Mountains' consolidated financial results for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Millions, except per share amounts
	2002	2001(1)	2000
Total revenues	$4,185.4	$3,234.4	$850.9
Total expenses	4,066.0	3,661.9	492.8
Net income (loss)	748.1	(259.3)	407.9
Comprehensive net income (loss)	950.4	(301.8)	447.6

Diluted net income (loss) per share:	$80.75	$(84.75)	$68.89

(1)
Includes OneBeacon's results from June 1, 2001, the date of the Acquisition.

        White Mountains' management believes that the annualized percentage change in the Company's fully converted tangible book value per share represents a better measure of the increase in shareholder value than book value per share because fully converted tangible book value more closely reflects the intrinsic value of the Company. Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire Common Shares. Fully converted tangible book value per share is derived by expanding the book value per share calculation to include (i) the effects of assumed conversion of all convertible securities and (ii) any remaining unamortized goodwill or deferred credits as of the applicable date. A table showing the details of White Mountains' fully converted tangible book value per share follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Book value per share numerators (in millions):
Common shareholders' equity	$2,407.9	$1,444.6	$1,046.5
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	—
Benefits to be received from share obligations under employee benefit plans	8.8	16.5	9.0
Remaining accretion of subsidiary preferred stock to face value	(139.1)	(149.7)	—

Book value per share numerator	2,577.6	1,611.4	1,055.5
Assumed conversion of convertible preference shares to Common Shares	219.0	—	—
Unamortized deferred credits and goodwill	—	657.7	63.1

Fully converted tangible book value per common and equivalent share numerator	$2,796.6	$2,269.1	$1,118.6

Book value per share denominators (in thousands):
Common Shares outstanding	8,351.4	8,264.7	5,880.1
Common Shares issuable upon exercise of outstanding Warrants	1,714.3	1,714.3	—
Share obligations under employee benefit plans	61.9	69.2	81.0

Book value per share denominator	10,127.6	10,048.2	5,961.1
Assumed conversion of convertible preference shares to Common Shares	678.0	—	—

Fully converted tangible book value per common and equivalent share denominator	10,805.6	10,048.2	5,961.1

Book value per share	$254.52	$160.36	$177.07
Fully converted tangible book value per common and equivalent share	258.82	225.81	187.65

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

        OneBeacon's results for the year ended December 31, 2002 reflected improvements over 2001 results. Steps taken since June 1, 2001 to improve the business, favorable market conditions and good weather have all contributed to this improvement. OneBeacon's overall trade ratio (as discussed and reconciled to OneBeacon's GAAP combined ratio of 107% in the "Summary of Operations by Segment, OneBeacon, Underwriting Results" section below) improved to 109% for 2002, versus 120% (123% GAAP combined ratio) for the year ended December 31, 2001 (which included approximately three points as a result of the terrorist attacks of September 11, 2001, "the Attacks"). OneBeacon's core trade ratio, which is also discussed and reconciled below, improved to 98% for 2002, versus 116% for the year ended December 31, 2001 (which included approximately five points as a result of the

Attacks). White Mountains expects OneBeacon's operations, particularly its core operations, will continue to improve in 2003 as the effects of better pricing, underwriting and claims management continue to emerge and as business subject to the Renewal Rights Agreement continues to be reduced. In 2003, OneBeacon expects to generate an underwriting profit by taking advantage of its strong balance sheet and the hard market which exists in many sectors.

        Folksamerica's statutory combined ratio improved to 103% for 2002, from 125% for 2001 (which included twelve points of catastrophe losses, including approximately six points as a result of the Attacks). A statutory combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to written premiums, as determined in accordance with accounting principles and practices prescribed or permitted by insurance authorities. Since every insurance and reinsurance company must report to insurance authorities under statutory accounting principles, Folksamerica's management believes the statutory combined ratio to be a widely accepted measure of an insurance or reinsurance company's underwriting profitability and, as such, uses the statutory combined ratio to measure its own performance.

        Folksamerica's statutory combined ratios do not take into account the full favorable impact of the retroactive coverage provided by certain reinsurance contracts or the indemnification of losses associated with certain of Folksamerica's acquisitions. Folksamerica's statutory combined ratio, as adjusted for retroactive reinsurance, improved to 99% for 2002, from 120% for 2001. The statutory combined ratio for 2002 included three points of catastrophe losses, mainly due to $9.7 million of additional losses related to the Attacks and $6.6 million of net incurred losses related to European floods during the third quarter of 2002. Aside from the lower level of incurred catastrophe losses, the improvement in Folksamerica's 2002 results is attributable to the continuing positive trends in reinsurance pricing, terms and conditions that began before, and became more dramatic after, the Attacks. White Mountains expects the favorable trends in Folksamerica's operations to continue in 2003 as the effects of better prices, terms and conditions are further reflected in its underwriting results. White Mountains also expects to experience favorable results in 2003 from its other reinsurance operations (consisting of Fund American Re, WMU and its investment in Montpelier) as they continue to develop under favorable market conditions.

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

        The following tables provide OneBeacon's trade ratios for the twelve months ended December 31, 2002 and comparative trade ratios for the twelve months ended December 31, 2001:

	OneBeacon
Twelve Months Ended December 31, 2002	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Trade Ratios
Loss and LAE	69%	67%	57%	66%	86%	74%
Expense	29%	36%	33%	32%	40%	35%

Total	98%	103%	90%	98%	126%	109%

	OneBeacon
Twelve Months Ended December 31, 2001	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Trade Ratios
Loss and LAE	84%	92%	64%	85%	90%	88%
Expense	26%	35%	35%	31%	34%	32%

Total	110%	127%	99%	116%	124%	120%

        A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and loss adjustment expenses ("LAE") to earned premiums (the "loss and LAE ratio") and (ii) the ratio of commissions, premium taxes and other underwriting expenses recognized under GAAP, including general and administrative expenses, to earned premiums (the "expense ratio").

        OneBeacon's trade ratio is a modified statutory combined ratio. A statutory combined ratio is calculated by adding (i) the loss and LAE ratio and (ii) the ratio of commissions, premium taxes and other underwriting expenses recognized under statutory accounting principles, including general and administrative expenses, to written premiums (the "expense ratio"). In calculating OneBeacon's trade ratio, the statutory expense ratio is modified by dividing certain other underwriting expenses not directly associated with producing premiums, including general and administrative expenses, by earned premiums rather than written premiums. OneBeacon believes that the trade ratio is the best measure of the underwriting performance of its business because it links the elements of the expense ratio relating to the cost of producing the business to written premiums and the elements relating to the costs of operating the business to earned premiums.

        The GAAP combined ratio primarily differs from the trade ratio in the expense ratio calculation. The differences between the GAAP expense ratio and the trade expense ratio include differences between statutory accounting principles and GAAP.

        The following tables reconcile OneBeacon's trade ratios to GAAP combined ratios for each respective underwriting sub-segment and in total for the twelve months ended December 31, 2002 and provide a comparative reconciliation of trade ratios to GAAP combined ratios for the twelve months ended December 31, 2001.

Twelve Months Ended December 31, 2002	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Loss and LAE ratio	69%	67%	57%	66%	86%	74%
Expense ratio—Trade	29%	36%	33%	32%	40%	35%
Pension and post-retirement benefits(1)	(1)%	(1)%	(1)%	(1)%	—	(1)%
Policyholder dividends(2)	—	(2)%	—	(1)%	(1)%	(1)%
Deferred acquisition costs(3)	(1)%	—	—	—	1%	—

Expense ratio—GAAP	27%	33%	32%	30%	40%	33%
Total Trade Ratio	98%	103%	90%	98%	126%	109%
Trade to GAAP adjustments	(2)%	(3)%	(1)%	(2)%	—	(2)%

Total GAAP Combined Ratio	96%	100%	89%	96%	126%	107%

Twelve Months Ended December 31, 2001	Personal	Commercial	Specialty	Total Core	Non-Core	Total
Loss and LAE ratio	84%	92%	64%	85%	90%	88%
Expense ratio—Trade	26%	35%	35%	31%	34%	32%
Pension and post-retirement benefits (1)	—	—	—	—	—	1%
Deferred acquisition costs (3)	—	1%	—	—	1%	1%
Holding company expenses (4)	1%	1%	1%	1%	1%	1%

Expense ratio—GAAP	27%	37%	36%	32%	36%	35%
Total Trade Ratio	110%	127%	99%	116%	124%	120%
Trade to GAAP adjustments	1%	2%	1%	1%	2%	3%

Total GAAP Combined Ratio	111%	129%	100%	117%	126%	123%

(1)
On a statutory basis, the expenses related to the establishment of certain pension and post-retirement benefits are not recognized until vested. On a GAAP basis, these expenses are recognized when incurred. In addition, GAAP curtailment gains recorded during the fourth quarter of 2002 relating to OneBeacon's pension and retiree health care plans are not included in the trade ratio, but are included in the GAAP combined ratio.

(2)
On a statutory basis, policyholder dividends are expensed when declared. On a GAAP basis, these expenses are accrued when it is more likely than not that they will be paid in the future. The adjustment for policyholder dividends during 2002 represents a reduction in previously accrued policyholder dividends for GAAP purposes.

(3)
On a statutory basis, acquisition costs are expensed when the associated premiums are written. On a GAAP basis, these expenses are deferred and amortized ratably as the associated premiums are earned.

(4)
Represents charges incurred in connection with White Mountains' acquisition of OneBeacon on June 1, 2001, the majority of which are related to severance. These charges are not reflected in the statutory combined ratio as they are recorded in a legal entity that is not part of the combined insurance group which is required to be reported on for statutory purposes.

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

        Loss and LAE totalled $2.1 billion for both the year ended December 31, 2002 and for the seven months ended December 31, 2001. A full year over year comparison showed a decrease of $1.4 billion from $3.5 billion in 2001, which is primarily due to the drop in business volume resulting from the Renewal Rights Agreement. Loss and LAE for 2002 included $57.4 million of reserve strengthening recorded during the fourth quarter of 2002 after OneBeacon completed a detailed study on its non- asbestos and environmental reserves. As previously described, OneBeacon has A&E coverage under the NICO Cover. Management believes the NICO Cover will be adequate to cover all of its A&E obligations. Reserves for accident years 2000 and prior were increased by $97.4 million, while reserves for accident year 2001 were reduced by $40.0 million. Reserve increases for 2000 and prior accident years primarily relate to increases in reserves for workers compensation coverages reduced by decreases in reserves for unallocated LAE. Workers compensation reserves for accident years 2000 and prior (primarily 2000, 1999 and 1998) increased $155.3 million (on reserves of $1.2 billion as of December 31, 2001).

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

        During the fourth quarter of 2001, OneBeacon increased net reserves for prior accident years by $64.6 million ($426.0 million before recoveries of approximately $361.4 million under the GRC Cover). These increases in net reserves related to long-tail lines of business, primarily for accident years 1998 through 2000. Reserve increases before recoveries under the GRC Cover were primarily from $205.4 million for workers compensation (on reserves as of December 31, 2000 of $998.2 million), $34.0 million for general liability (on reserves as of December 31, 2000 of $1.2 billion), $152.2 million for multiple peril (on reserves as of December 31, 2000 of $1.3 billion) and $58.9 million for commercial automobile liability (on reserves as of December 31, 2000 of $676.1 million). As further described in Amendment No. 3 to Form S-3 (filed March 14, 2003), these increases in reserves reflected the impact of external factors as well as OneBeacon-specific factors. External factors included the emergence of construction defect losses, medical inflation, a general deterioration in market pricing, terms and conditions, adverse judicial rulings and higher-than-anticipated legal costs. These external factors were also experienced throughout the property and casualty insurance industry as evidenced by adverse development reported since 2000 by other property and casualty insurers. A significant portion of the 2001 reserve increases is attributable OneBeacon-specific factors including changes in the mix of business written by General Accident and, to a lesser extent, Commercial Union during the mid-1990s that along with being adversely impacted by external factors, in hindsight, was poorly written and priced. White Mountains has taken significant actions with respect to OneBeacon since it completed the Acquisition including (1) shedding non-core businesses through the Renewal Rights Agreement, (2) increasing prices, (3) reevaluating the risks, terms and conditions associated with renewing certain policies (and in appropriate cases declining to issue a renewal policy), (4) eliminating unprofitable products, accounts and agents, (5) improving the claims adjudication, settlement administration and processing functions and (6) improving management information systems and deploying new technology to contribute to process improvement and overall results. See "Loss and Loss Adjustment Expense Reserves" within the "ONEBEACON" section of Item 1 of this report.

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

Underwriting results

        A summary of Folksamerica's underwriting results for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
Dollars in millions
	2002	2001	2000
Net written premiums by line of business:
Liability	$381.6	$310.6	$208.4
Property	205.3	93.5	91.6
Accident and Health	68.1	25.1	26.4
Other	23.7	29.7	6.2

Net written premiums	$678.7	$458.9	$332.6

Earned premiums	620.5	421.5	312.5
Other revenues	11.7	3.2	.9
Losses and LAE	(431.9)	(385.0)	(271.2)
Reinsurance acquisition expenses(1)	(147.5)	(124.6)	(98.0)
General and administrative expenses	(52.2)	(44.0)	(30.0)
Interest expense	(2.0)	(.4)	(8.2)

Pre-tax net underwriting loss	(1.4)	$(129.3)	$(94.0)
Income tax benefit on underwriting results	5.3	42.9	34.4

Comprehensive net income (loss) from underwriting results	$3.9	$(86.4)	$(59.6)

Statutory combined ratios:
Loss and LAE ratio	74%	91%	88%
Expense ratio	29	34	38

Statutory combined ratio	103%	125%	126%
Effects of retroactive reinsurance and acquisition protection	(4)	(5)	(9)

Adjusted statutory combined ratio	99%	120%	117%

(1)
The 2002 reinsurance acquisition expenses exclude $7.9 million in intra-segment commissions paid to WMU and $4.6 million in inter-segment commissions paid to Esurance, all of which are eliminated in White Mountains' consolidated results.

        Folksamerica's statutory combined ratios do not take into account the full favorable impact of the retroactive coverage provided by certain reinsurance contracts or the indemnification of losses associated with certain of Folksamerica's acquisitions. The benefit recorded from retroactive reinsurance recoverables for adverse development on prior years' reserves and the indemnification of losses associated with certain of Folksamerica's acquisitions are not included in Folksamerica's combined ratio under statutory accounting principles as they are required to be recorded as a component of other income. However, adverse development on loss and LAE reserves covered by the retroactive reinsurance or the acquisition indemnifications are included in the statutory combined ratio. Folksamerica's management believes that the adjusted statutory combined ratio is a better measure of the results of its reinsurance business than the statutory combined ratio because it matches the protection received from Folksamerica's retroactive reinsurance and acquisition indemnifications with the loss and LAE reserve increases which caused such protection to be used.

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
$ in millions
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

Other-than-temporary impairment

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2002 (excluding short-term investments):

	December 31, 2002
$ in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	77	11	25	113
Market value	$423.1	$22.5	$13.5	$459.1
Amortized cost	$442.5	$22.7	$15.2	$480.4
Unrealized loss	$(19.4)	$(.2)	$(1.7)	$(21.3)

Common equity securities:
Number of positions	48	2	1	51
Market value	$119.0	$.6	$.3	$119.9
Amortized cost	$139.8	$.7	$.4	$140.9
Unrealized loss	$(20.8)	$(.1)	$(.1)	$(21.0)

Other investments:
Number of positions	4	2	6	12
Market value	$5.5	$5.8	$6.8	$18.1
Amortized cost	$6.5	$6.9	$10.6	$24.0
Unrealized loss	$(1.0)	$(1.1)	$(3.8)	$(5.9)

Total:
Number of positions	129	15	32	176
Market value	$547.6	$28.9	$20.6	$597.1
Amortized cost	$588.8	$30.3	$26.2	$645.3
Unrealized loss	$(41.2)	$(1.4)	$(5.6)	$(48.2)

% of total gross unrealized losses	85%	3%	12%	100%

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

III. Discussion of Other Consolidated Items

Share-Based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board of Directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains' performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten- year U.S. Treasury note plus 700 basis points at the time of grant (11% for the 2003 grant). White Mountains' policy is to expense all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of return includes the full expense of all outstanding share-based compensation awards.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short term investments

        The primary sources of cash inflows for the Company and certain of its intermediate holding companies are investment income, sales of investment securities, dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which the holding companies of White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In 2003, the Company's first tier insurance subsidiaries have the ability to pay dividends of approximately $261.5 million to Fund American without approval of regulatory authorities.

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

Contractual Obligations and Covenants

        Below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2002:

December 31, 2002 millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$33.4	$31.3	$59.2	$139.5	$529.8	$793.2
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0
Operating leases	35.6	29	26.7	25.5	46.1	162.9

Total contractual obligations	$69.0	$60.3	$85.9	$165.0	$895.9	$1,276.1

        For comparative purposes, set forth below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2001:

December 31, 2001 Millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$358.4	$67.2	$69.6	$102.1	$528.1	$1,125.4
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0
Operating leases	33.5	28.7	19.9	16.8	43.1	142.0

Total contractual obligations	$391.9	$95.9	$89.5	$118.9	$891.2	$1,587.4

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

        During 2002, OneBeacon declared and paid a total of $172.6 million in dividends to Fund American, its immediate parent company.

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

        During 2001, OneBeacon declared and paid a total of $153.5 million in dividends to Fund American, its immediate parent company.

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

        OneBeacon's net loss and LAE reserves by line of business at December 31, 2002 and 2001 were as follows:

	December 31,
OneBeacon net loss and LAE reserves by line of business ($ in millions)
	2002	2001
Workers compensation	$977.3	$958.7
Personal automobile liability	909.4	847.0
Multiple peril	802.7	1,037.1
Commercial automobile liability	567.9	762.0
General liability	493.8	713.8
Homeowners/Farmowners	191.4	207.2
Other	127.4	289.7

Total	$4,069.9	$4,815.5

        OneBeacon's actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

  •
  Historical paid loss development methods: These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

  •
  Historical incurred loss development methods: These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters' evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

  •
  Expected loss ratio methods: These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums written to calculate ultimate losses. Expected loss ratio methods are particularly useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

  •
  Adjusted historical paid and incurred loss development methods: These methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

        For OneBeacon, the range of reserve estimates at December 31, 2002 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon's historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon's range of reasonable loss reserve estimates at December 31, 2002. The high and low ends of OneBeacon's range of reserve estimates in the table below are based on the results of various actuarial methods described above. The recorded reserve for each line is the result of the actuarial method that management believes to be most appropriate based on known facts and trends.

OneBeacon net loss and LAE reserves by line of business Range and recorded reserves ($ in millions)	December 31, 2002
	Low	Recorded	High
Workers compensation	$730	$977.3	$1,050
Personal automobile liability	860	909.4	930
Multiple peril	790	802.7	1,000
Commercial automobile liability	520	567.9	570
General liability	470	493.8	540
Homeowners/Farmowners	180	191.4	230
Other	110	127.4	130

Total	$3,660	$4,069.9	$4,450

        The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. Although management believes OneBeacon's reserves are reasonably stated, ultimate losses May deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. Further adverse development, if any, would impact OneBeacon's future results of operations. For further discussion of OneBeacon's loss and LAE, see "Loss and Loss Adjustment Expense Reserves" within the "ONEBEACON" section of Item 1 and "I. Summary of Operations By Segment" in Item 7 of this report.

        The factors that led management to believe that the recorded reserves are the best estimate of loss and LAE reserves by line of business are discussed as follows:

  •
  For automobile liability, both personal and commercial, in recent quarters paid loss development methods have indicated that ultimate losses would be lower than previously expected due, we believe, to improved claims handling practices. However, we have tempered the reduction in recorded reserves in these lines pending further confirmation of the degree of this improvement because, as noted above, of the leveraged nature of historical paid loss development methods.

  •
  For workers compensation, higher levels of medical costs in recent quarters have caused us to select reserves higher in the range of indications.

  •
  For multiple peril and general liability, we have selected recorded reserves by giving greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, rather than methods that rely on incurred losses, because of the increased adequacy of case reserving by OneBeacon's claim staff in the recent past.

  OneBeacon A&E Reserves

        Immediately prior to White Mountains' acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of Third Party Recoverables in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon.

        OneBeacon estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by NICO at December 31, 2002. Due to the inherent difficulties in estimating ultimate A&E exposures, OneBeacon does not estimate a range for these incurred losses. Approximately $419 million of the estimated $1,771 million of incurred losses have been paid by NICO through December 31, 2002, with $106.3 million paid in 2002. The estimate of incurred losses represents management's best estimate, based on information currently available, of its ultimate liabilities that it is entitled to recover under the NICO Cover. Accordingly, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon May be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its remaining coverage under the NICO Cover will be sufficient to cover additional liability arising from any such unfavorable developments.

        OneBeacon's A&E liabilities have resulted primarily from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses. Employers Group stopped writing such coverage in 1984.

        OneBeacon's liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage of such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

        OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $68 million at year end 2002.

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

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims and settlements are generally for smaller amounts. There are currently active claims under 79 of OneBeacon's policies without available product liability coverage asserting operations or premises coverage.

        For purposes of determining available Third Party Recoverables, product liability asbestos claims typically are aggregated as a single loss within each policy period. As a result, losses often exceed the threshold level under the reinsurance agreement and reinsurance recoveries are obtained. However, for claims being asserted under premises and operations coverage, the losses are generally not aggregated for purposes of determining reinsurance recoveries, so OneBeacon expects that in the future a smaller percentage of these losses will be covered as Third Party Recoverables than has been true historically of products liability asbestos losses.

        The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

        For more information regarding OneBeacon's A&E reserves, see Note 3 to the financial statements and "Loss and Loss Adjustment Expense Reserves" within the "ONEBEACON" section of Item 1 and "I. Summary of Operations By Segment" in Item 7 of this report.

  OneBeacon A&E Claims Activity

        OneBeacon's A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity
	2002	2001
Asbestos
Policies with asbestos claims at the beginning of the year	566	553
Policies reporting asbestos claims during the year	52	54
Policies on which asbestos claims were closed during the year	(29)	(41)

Policies with asbestos claims at the end of the year	589	566

Environmental
Policies with environmental claims at the beginning of the year	795	844
Policies reporting environmental claims during the year	49	88
Policies on which environmental claims were closed during the year	(105)	(137)

Policies with environmental claims at the end of the year	739	795

Total
Total policies with A&E claims at the beginning of the year	1,361	1,397
Policies reporting A&E claims during the year	101	142
Policies on which A&E claims were closed during the year	(134)	(178)

Total policies with A&E claims at the end of the year	1,328	1,361

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

        Reinsurance loss and LAE reserve estimates reflect the judgment of both the ceding companies and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claims. The ceding companies may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including LAE reserves, based upon White Mountains' share of the amount of reserves established by the ceding company and White Mountains' independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes reserves in excess of its share of the reserves established by the ceding company.

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

        White Mountains' net loss and LAE reserves for its Reinsurance segment by class of business at December 31, 2002 and 2001 were as follows:

	December 31,
Net loss and LAE reserves by class of business ($ in millions)
	2002	2001
Liability (excluding A&E)	$528.4	$496.5
Property	131.6	103.1
A&E	55.6	51.5
Accident & Health and Other	77.5	54.3
Fund American Re	56.2	25.8

Total	$849.3	$731.2

        White Mountains establishes loss reserves for its Reinsurance segment based on a single point estimate, which is management's best estimate of ultimate losses and loss expenses. This "best estimate" is derived from a combination of methods. For current accident year business the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and loss expense reserves.

        For prior accident years, White Mountains' Reinsurance segment gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns. For both current and prior accident years estimates change when new information becomes available, such as changing loss emergence patterns, or claim and underwriting audits.

        Once a point estimate is established, in the case of Folksamerica, actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historic variations in loss ratios and reporting patterns by class and type of business. Due to the inherent difficulties in estimating ultimate A&E exposures, Folksamerica does not estimate ranges of these reserves. In addition, Fund American Re does not estimate a range for its reserves.

        The following table illustrates White Mountains' recorded net loss and loss adjustment expense reserves for its Reinsurance segment, and high and low estimates for those classes of business for which a range is calculated, at December 31, 2002.

	December 31, 2002
Net loss and LAE reserves by class of business ($ in millions)
	Low	Recorded	High
Liability (excluding A&E)	$440	$528.4	$630
Property	100	131.6	150
Accident & Health and Other	60	77.5	80

Sub-total	$600	$737.5	$860

A&E		55.6
Fund American Re		56.2

Total		$849.3

        The probability that ultimate losses will fall outside of the ranges of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. Although management believes reserves for White Mountains' Reinsurance segment are reasonably stated, ultimate losses May deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. Further adverse development, if any, would impact future results of operations of the Reinsurance segment. For more information regarding the loss and LAE reserves of the Reinsurance segment, see "Loss and Loss Adjustment Expense Reserves" within the "REINSURANCE" section of Item 1 and "I. Summary of Operations By Segment" in Item 7 of this report.

  Reinsurance Segment A&E Reserves

        Folksamerica has a specialized unit that handles claims emanating from A&E exposures. The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and jurisdictional developments.

        Folksamerica's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by predecessor companies (MONY Reinsurance and Christiania General). The exposures are predominately higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

	December 31,
Net incurred loss and LAE activity ($ in millions)
	2002	2001
Asbestos	$6.4	$4.9
Environmental	4.4	2.6

Total	$10.8	$7.5

        In recent years, most of Folksamerica's reported activity in the asbestos area has related to (1) higher layer excess policies that are being reached by larger target defendants, (2) new notices for smaller regional defendants that are now exposed because of the larger defendant bankruptcies, and (3) new notices on "premises" and "non-products" cases, where coverage is being sought by insureds against the non-aggregating portion of the underlying policy. Concerning this third point, many of these types of claims will not impact Folksamerica's layers of coverage due to high attachment points and the contractual requirement of multiple retentions for these type of claims.

        Folksamerica's 2002 loss development for environmental exposures was related mostly to one large settlement for a first party property coverage that responds to numerous first party sites. Folksamerica does not expect other situations like this to materialize.

        Folksamerica sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to Folksamerica, accordingly, an open claim file is not established. As of December 31, 2002, Folksamerica had approximately 1,069 open claim files for asbestos and 768 open claim files for environmental exposures.

        The costs associated with administering the underlying A&E claims by Folksamerica's clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims that are passed on to Folksamerica under the reinsurance contracts.

        Management believes that Fund American Re does not have exposure to A&E claims.

  Reinsurance Segment A&E Claims Activity

        Folksamerica's A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity
	2002	2001
Asbestos
Total asbestos claims at the beginning of the year	965	906
Asbestos claims reported during the year	186	131
Asbestos claims closed during the year	(82)	(72)

Total asbestos claims at the end of the year	1,069	965

Environmental
Total environmental claims at the beginning of the year	731	755
Environmental claims reported during the year	93	64
Environmental claims closed during the year	(56)	(88)

Total environmental claims at the end of the year	768	731

Total
Total A&E claims at the beginning of the year	1,696	1,661
A&E claims reported during the year	279	195
A&E claims closed during the year	(138)	(160)

Total A&E claims at the end of the year	1,837	1,696

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

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See

"Reinsurance Protection" within the "ONEBEACON"and "REINSURANCE" sections of Item 1 of this report for additional information on White Mountains' reinsurance programs.

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

$ in millions	Fair Value at December 31, 2002	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$6,669.1	100 bp decrease	$6,962.1	$190.5
		50 bp decrease	6,817.3	96.3
		50 bp increase	6,533.6	(88.1)
		100 bp increase	6,392.2	(180.0)
Pension fixed maturity investments	$297.8	100 bp decrease	$314.2	$10.7
		50 bp decrease	305.7	5.1
		50 bp increase	288.7	(5.9)
		100 bp increase	280.0	(11.6)
Interest rate swaps(1)	$(52.2)	100 bp decrease	$(77.5)	$(16.4)
		50 bp decrease	(64.7)	(8.3)
		50 bp increase	(40.1)	7.9
		100 bp increase	(28.4)	15.5

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

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 91 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers

  a.    Directors (as of March 21, 2003)

        Reported under the caption "Election of the Company's Directors" on pages 3 through 6 and "Compliance with Section 16(a) of the Exchange Act" on page 20 of the Company's 2003 Proxy Statement, herein incorporated by reference.

  b.    Executive Officers (as of May 13, 2003)

Name	Position	Age	Executive officer since(a)
Raymond Barrette	President and CEO	52	1997
John D. Gillespie	Deputy Chairman and President of WM Advisors	44	2001
Dennis P. Beaulieu	Treasurer and Corporate Secretary	55	2001
John P. Cavoores	Managing Director, President and Chief Operating Officer of OneBeacon	45	2002
Charles B. Chokel	Managing Director and Chief Administrative Officer of OneBeacon	49	2002
Steven E. Fass	President and CEO of Folksamerica	57	2002
David T. Foy	Executive Vice President and Chief Financial Officer	36	2003
J. Brian Palmer	Chief Accounting Officer	30	2001
Robert L. Seelig	General Counsel	34	2002

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

        Mr. Foy was appointed Executive Vice President and Chief Financial Officer of the Company in April 2003. Prior to joining White Mountians in 2003, Mr. Foy served as Senior Vice President and Chief Financial Officer of Hartford Life Inc. and joined that company in 1993. Prior to joining Hartford Life Inc., Mr. Foy was with Milliman and Robertson, Inc.

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

Item 11. Executive Compensation

        Reported under the captions "Compensation of Executive Officers" on pages 10 through 12, "Reports of the Committees on Executive Compensation" on pages 14 through 17, "Member Return Graph" on page 18 and "Compensation Plans" on page 13 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Reported under the caption "Voting Securities and Principal Holders Thereof" on pages 7 through 9 of the Company's 2003 Proxy Statement, herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        Reported under the captions "Other Compensation Arrangements" on page 13, "Certain Relationships and Related Transactions" on pages 13 through 14 and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on page 19 of the Company's 2003 Proxy Statement, herein incorporated by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.    Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 91 of this report. A listing of exhibits filed as part of the report appear on pages 85 through 88 of this report.

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
10	(h)
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
10	(j)	Warrant Agreement among the Registrant and Berkshire dated May 30, 2001 (incorporated by reference herein to Exhibits 99(s) of the Company's Report on Form 8-K dated June 1, 2001)
10	(k)
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
10	(m)
Note Purchase Option Agreement among CGU International Holdings Luxembourg S.A. and CGU Holdings LLC and the Registrant dated June 1, 2001 (incorporated by reference herein to Exhibits 99(v) of the Company's Report on Form 8-K dated June 1, 2001)
10	(n)
Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Renewal Rights Agreement and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company's Report on Form 8-K dated November 1, 2001)

10	(o)
Asset Purchase Agreement dated as of December 4, 2001 between Folksam International Insurance Company, Ltd., Folksam Mutual General Insurance Company and Fund American Reinsurance Company, Ltd. and related documents (incorporated by reference herein to Exhibits 99(a), 99(b), 99(c) and 99(d) of the Company's Report on Form 8-K dated January 3, 2002)
10	(p)	VGI Stock Acquisition Agreement dated February 10, 1999 between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company's 1998 Annual Report on Form 10-K)
10	(q)
Subscription Agreement for the purchase of Convertible Preference Shares of the Company and the related terms and conditions thereto, each dated as of October 23, 2002, among the investment funds managed by Franklin Mutual Advisors, LLC and the Company (incorporated by reference herein to Exhibits 99(a) and 99(b) of the Company's Report on Form 8-K dated October 24, 2002)
10	(r)	Folksamerica Holding Company, Inc. Long-Term Incentive Plan (*) (**)
10	(s)	Folksamerica Holding Company, Inc. White Mountains Performance Share Plan (*) (**)
10	(t)
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix I of the Company's Notice of 2001 Annual General Meeting of Shareholders and Proxy Statement dated July 5, 2001)(**)
10	(u)	White Mountains Insurance Group Executive Savings Plan (incorporated by reference herein to Exhibit 10(v) of the Company's 2001 Annual Report on Form 10-K)(**)
10	(v)	OneBeacon Insurance Executive Savings Plan (incorporated by reference herein to Exhibit 10(w) of the Company's 2001 Annual Report on Form 10-K)(**)
10	(w)	OneBeacon Insurance Supplemental Plan (incorporated by reference herein to Exhibit 4(c) of the Company's Report on Form S-8 dated August 27, 2001)(**)
10	(x)
Employment Agreement dated January 1, 2001 among John D. Gillespie and Fund American Companies, Inc. (incorporated by reference herein to Exhibit 10(y) of the Company's 2001 Annual Report on Form 10-K)(**)
10	(y)
Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10(z) of the Company's 2001 Annual Report on Form 10-K)(**)
11		Statement Re Computation of Per Share Earnings (***)
21		Subsidiaries of the Registrant (*)
23	(a)	Consent of PricewaterhouseCoopers LLP dated May 13, 2003 (*)
23	(b)	Consent of PricewaterhouseCoopers dated May 13, 2003 relating to the Combined Financial Statements of Montpelier (*)
24		Powers of Attorney (*)
99	(a)	PEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99	(b)	PFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99	(c)
Text entitled "Non-Asbestos and Environmental Reserves" under the caption "Loss and Loss Adjustment Expense Reserves" (incorporated by reference herein to pages 31 through 43 of the Company's Form S-3 dated March 14, 2003)
99	(d)
The Combined Financial Statements of Montpelier and the related Report of Independent Accountants as of December 31, 2002 and 2001, for the year ended December 31, 2002 and for the period from November 14, 2001 (its date of incorporation) to December 31, 2001

(*)
Included herein.

(**)
Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 15c of Form 10-K.

(***)
Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

  d.    Financial Statement Schedules

        The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 91 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Date: May 13, 2003	By:	/s/ J. BRIAN PALMER Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE Raymond Barrette	Director, President and CEO (Principal Executive Officer)	May 13, 2003
/s/ DAVID T. FOY David T. Foy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 13, 2003
JOHN J. BYRNE* John J. Byrne	Chairman	May 13, 2003
MARK J. BYRNE* Mark J. Byrne	Director	May 13, 2003
HOWARD L. CLARK, JR.* Howard L. Clark, Jr.	Director	May 13, 2003
ROBERT P. COCHRAN* Robert P. Cochran	Director	May 13, 2003
STEVEN E. FASS* Steven E. Fass	Director	May 13, 2003
GEORGE J. GILLESPIE, III* George J. Gillespie, III	Director	May 13, 2003
JOHN D. GILLESPIE* John D. Gillespie	Director	May 13, 2003
K. THOMAS KEMP* K. Thomas Kemp	Director	May 13, 2003

GORDON S. MACKLIN* Gordon S. Macklin	Director	May 13, 2003
FRANK A. OLSON* Frank A. Olson	Director	May 13, 2003
/s/ J. BRIAN PALMER J. Brian Palmer	Chief Accounting Officer (Principal Accounting Officer)	May 13, 2003
JOSEPH S. STEINBERG* Joseph S. Steinberg	Director	May 13, 2003
ARTHUR ZANKEL* Arthur Zankel	Director	May 13, 2003
*By: /s/ RAYMOND BARRETTE Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
$ in millions, except share amounts
	2002	2001
Assets
Fixed maturity investments, at fair value (cost $6,407.5 and $6,156.5)	$6,669.1	$6,128.3
Short-term investments, at amortized cost (which approximated fair value)	1,790.6	2,545.8
Common equity securities, at fair value (cost $252.3 and $155.1)	275.0	173.6
Other investments (cost $142.3 and $150.0)	164.7	158.0

Total investments	8,899.4	9,005.7
Cash	121.5	67.4
Reinsurance recoverable on unpaid losses	1,461.5	1,486.7
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,610.4	2,716.8
Reinsurance recoverable on paid losses	159.8	138.5
Insurance and reinsurance premiums receivable	830.5	1,103.5
Accounts receivable on unsettled investment sales	160.8	75.2
Deferred tax asset	430.0	696.4
Deferred acquisition costs	244.9	313.3
Investments in unconsolidated insurance affiliates	399.9	311.1
Investment income accrued	91.4	99.9
Ceded unearned premiums	163.9	174.1
Other assets	459.6	420.9

Total assets	$16,033.6	$16,609.5

Liabilities
Loss and LAE reserves	$8,875.3	$9,527.6
Unearned insurance and reinsurance premiums	1,514.4	1,814.5
Accounts payable on unsettled investment purchases	495.2	311.2
Debt	793.2	1,125.4
Deferred credits	—	682.5
Funds held under reinsurance treaties	262.4	361.7
Other liabilities	1,285.3	1,171.7

Total liabilities	13,225.8	14,994.6

Convertible preference shares (677,966 shares issued and outstanding)	219.0	—
Minority interest—Mandatorily redeemable preferred stock of subsidiaries
Berkshire Hathaway Inc. (redemption value $300.0)	160.9	150.3
Other mandatorily redeemable preferred stock of subsidiaries (redemption value $20.0)	20.0	20.0

Common shareholders' equity
Common Shares at $1 par per share—authorized 50,000,000 Common Shares, issued and outstanding 8,351,387 and 8,264,681 Common Shares	8.4	8.3
Paid-in surplus	1,126.2	1,098.3
Retained earnings	1,071.9	355.1
Accumulated other comprehensive income, after-tax	206.7	4.4
Unearned compensation—Restricted Share awards	(5.3)	(21.5)

Total common shareholders' equity	2,407.9	1,444.6

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$16,033.6	$16,609.5

See Notes to Consolidated Financial Statements including Note 17 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts
	2002	2001	2000
Revenues
Earned insurance and reinsurance premiums	$3,576.4	$2,656.1	$334.4
Net investment income	352.7	284.5	85.9
Net realized gains (losses) on investments	156.0	173.1	(8.8)
Amortization of deferred credits and other benefits	—	91.6	41.4
Other revenue	100.3	29.1	398.0

Total revenues	4,185.4	3,234.4	850.9

Expenses
Losses and LAE	2,638.2	2,493.9	287.7
Insurance and reinsurance acquisition expenses	806.3	531.0	101.1
General and administrative expenses	469.9	476.5	87.9
Accretion of fair value adjustment to loss and LAE reserves	79.8	56.0	—
Interest expense	71.8	45.7	16.1
Share appreciation expense for Series B Warrants	—	58.8	—

Total expenses	4,066.0	3,661.9	492.8

Pretax earnings (loss)	119.4	(427.5)	358.1
Tax benefit (provision)	(11.7)	179.2	(43.1)

Net income (loss) before minority interest and equity in earnings of affiliates	107.7	(248.3)	315.0
Accretion of preferred stock of subsidiaries to face value	(10.6)	(5.1)	—
Dividends on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(18.1)	—
Equity in earnings (loss) of unconsolidated affiliates	14.0	.4	(2.1)

Net income (loss) from continuing operations	80.8	(271.1)	312.9
Net income from discontinued operations	—	—	95.0

Net income (loss) before extraordinary items and changes in accounting principles	80.8	(271.1)	407.9
Cumulative effect of changes in accounting principles	660.2	—	—
Excess of fair value of acquired net assets over cost	7.1	16.6	—
Loss on early extinguishment of debt	—	(4.8)	—

Net income (loss)	748.1	(259.3)	407.9

Net change in unrealized gains for investments held	301.8	(4.5)	56.3
Net change in foreign currency translation	(4.5)	(2.0)	(.7)
Reclassification of net gains included in net realized gains (losses) on investments	(95.0)	(36.0)	(15.9)

Comprehensive net income (loss)	$950.4	$(301.8)	$447.6

Computation of net income (loss) available to common shareholders
Net income (loss)	$748.1	$(259.3)	$407.9
Redemption value adjustment and dividends on Convertible Preference Shares	(19.4)	(305.4)	—

Net income (loss) available to common shareholders	$728.7	$(564.7)	$407.9

Basic earnings per share
Net income (loss) from continuing operations	$7.47	$(86.52)	$53.08
Net income (loss)	88.61	(84.75)	69.19
Diluted earnings per share
Net income (loss) from continuing operations	$6.80	$(86.52)	$52.84
Net income (loss)	80.75	(84.75)	68.89

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Millions	Total	Common Shares and paid-in surplus	Retained earnings	Accumulated other comprehensive income	Unearned compensation
Balances at January 1, 2000	$614.3	$72.9	$534.2	$7.2	$—

Net income	407.9	—	407.9	—	—
Net change in unrealized investment gains	40.4	—	—	40.4	—
Net change in foreign currency translation	(.7)	—	—	(.7)	—
Dividends declared on Common Shares	(7.1)	—	(7.1)	—	—
Repurchases and retirements of Common Shares	(8.3)	(.8)	(7.5)	—	—

Balances at December 31, 2000	1,046.5	72.1	927.5	46.9	—

Net loss	(259.3)	—	(259.3)	—	—
Net change in unrealized investment gains	(40.5)	—	—	(40.5)	—
Net change in foreign currency translation	(2.0)	—	—	(2.0)	—
Dividends declared on Convertible Preference Shares	(.3)	—	(.3)	—	—
Dividends declared on Common Shares	(5.9)	—	(5.9)	—	—
Issuances of Common Shares	779.6	779.6	—	—	—
Redemption value adjustment—Convertible Preference Shares	(305.1)	—	(305.1)	—	—
Repurchases and retirements of Common Shares	(1.9)	(.1)	(1.8)	—	—
Issuance of Warrants	213.6	213.6	—	—	—
Issuance of Restricted Shares	—	31.9	—	—	(31.9)
Amortization of Restricted Shares	10.4	—	—	—	10.4
Accrued Option expense	9.5	9.5	—	—	—

Balances at December 31, 2001	1,444.6	1,106.6	355.1	4.4	(21.5)

Net income	748.1	—	748.1	—	—
Net change in unrealized investment gains	206.8	—	—	206.8	—
Net change in foreign currency translation	(4.5)	—	—	(4.5)	—
Dividends declared on Convertible Preference Shares	(.4)	—	(.4)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	30.2	30.2	—	—	—
Redemption value adjustment—Convertible Preference Shares	(19.0)	—	(19.0)	—	—
Repurchases and retirements of Common Shares	(6.5)	(2.9)	(3.6)	—	—
Amortization of Restricted Shares	16.2	—	—	—	16.2
Accrued Option expense	.7	.7	—	—	—

Balances at December 31, 2002	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2002	2001	2000
Net income (loss)	$748.1	$(259.3)	$407.9
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(660.2)	—	—
Excess of fair value of acquired net assets over cost	(7.1)	(16.6)	—
Loss on early extinguishment of debt	—	4.8	—
Dividends on mandatorily redeemable preferred stock of subsidiaries	30.3	18.1	—
Net realized (gains) losses on investments	(156.0)	(173.1)	8.8
Share appreciation expense for Series B Warrants	—	58.8	—
Share expense for Options and Restricted Shares	16.9	20.0	—
Amortization of deferred credits and other benefits	—	(91.6)	(41.4)
Other operating items:
Net income tax receipts (payments)	189.6	(8.4)	(54.5)
Net change in insurance and reinsurance balances receivable	273.0	261.3	1.4
Net change in reinsurance recoverable on paid and unpaid losses	110.3	(1,410.1)	(367.2)
Net change in deferred acquisition costs	68.4	58.3	18.3
Net change in loss and LAE reserves	(652.3)	1,500.4	(72.4)
Net change in unearned insurance and reinsurance premiums	(300.1)	(247.0)	(19.9)
Net change in other assets and liabilities, net	63.4	(16.3)	5.0

Net cash used for operating activities	(275.7)	(300.7)	(114.0)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	755.2	(979.2)	(614.6)
Sales of fixed maturity investments	13,531.9	7,603.6	315.1
Maturities of fixed maturity investments	411.9	1,121.1	63.0
Sales of common equity securities and other investments	98.4	246.9	204.0
Proceeds from sales of subsidiaries and affiliates, net of cash acquired	—	23.6	570.4
Purchases of fixed maturity investments	(14,066.6)	(6,897.3)	(159.0)
Purchases of common equity securities and other investments	(244.5)	(233.8)	(205.6)
Purchases of consolidated and unconsolidated affiliates	(.5)	(1,979.8)	60.1
Net (acquisitions) dispositions of property and equipment	(12.8)	(7.7)	1.0

Net cash provided from (used for) investing activities	473.0	(1,102.6)	234.4

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	226.4	444.4	—
Proceeds from issuances of debt	8.0	832.0	15.0
Proceeds from issuances of preferred stock of subsidiaries	—	245.0	—
Proceeds from the issuance of Warrants	—	75.0	—
Repayments of debt	(338.6)	(103.9)	(119.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(18.1)	—
Dividends paid on Common Shares	(8.3)	(5.9)	(7.1)
Dividends paid on Convertible Preference Shares	(.4)	(.3)	—
Common Shares repurchased and retired	—	(1.9)	(8.8)

Net cash (used for) provided from financing activities	(143.2)	1,466.3	(119.9)

Net increase in cash during year	54.1	63.0	.5
Cash balance at beginning of year	67.4	4.4	3.9

Cash balance at end of year	$121.5	$67.4	$4.4

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

Insurance and reinsurance operations

        White Mountains accounts for insurance policies which it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. AutoOne Insurance's LAD servicing fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

	Year Ended December 31,
	2002	2001	2000
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$80.8	$(271.1)	$312.9
Redemption value adjustment and dividends on Convertible Preference Shares	(19.4)	(305.4)	—

Net income (loss) from continuing operations available to common shareholders	$61.4	$(576.5)	$312.9

Cumulative effect of changes in accounting principles	660.2	—	—
Extraordinary income items	7.1	11.8	—
Net income from discontinued operations	—	—	95.0

Net income (loss) available to common shareholders	$728.7	$(564.7)	$407.9

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$61.4	$(576.5)	$312.9
Other effects on diluted earnings (1)	(.1)	—	—

Net income (loss) from continuing operations available to common shareholders	$61.3	$(576.5)	$312.9

Cumulative effect of changes in accounting principles	660.2	—	—
Extraordinary income items	7.1	11.8	—
Net income from discontinued operations	—	—	95.0

Adjusted net income (loss) available to common shareholders	$728.6	$(564.7)	$407.9

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,225	6,663	5,895
Average outstanding dilutive Options and warrants to acquire Common Shares (2)	799	—	26

Diluted earnings (loss) per share denominator	9,024	6,663	5,921

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$7.47	$(86.52)	$53.08
Cumulative effect of changes in accounting principles	80.27	—	—
Extraordinary income items	.87	1.77	—
Net income from discontinued operations	—	—	16.11

Net income (loss)	$88.61	$(84.75)	$69.19

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$6.80	$(86.52)	$52.84
Cumulative effect of changes in accounting principles	73.16	—	—
Extraordinary income items	.79	1.77	—
Net income from discontinued operations	—	—	16.05

Net income (loss)	$80.75	$(84.75)	$68.89

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

	Year Ended December 31,
Millions, except per share amounts
	2002	2001	2000
Net income (loss), as reported	$748.1	$(259.3)	$407.9
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	.7	9.5	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(.1)	(.1)	—

Net income (loss), pro forma	$748.7	$(249.9)	$407.9

Earnings (loss) per share:
Basic—as reported	$88.61	$(84.75)	$69.19
Basic—pro forma	88.67	(83.34)	69.19
Diluted—as reported	80.75	(84.75)	68.89
Diluted—pro forma	80.81	(83.34)	68.89

        White Mountains' compensation expense related to its Options was higher in 2002 and 2001 than it would have been had the Company accounted for its Options under SFAS No. 123 primarily due to two factors. First, compensation expense under SFAS No. 123 is based on the fair value of the Options at the date of grant and subsequent changes in the market value of the underlying stock are not considered. Since the date the Options were granted, the market price of Common Shares has increased from $106.19 at February 27, 2000 (the date of grant) to $348.00 at December 31, 2001 and $323.00 at December 31, 2002. The intrinsic value method of accounting for compensation expense under FIN 28, which the Company follows, captured this increase in market value and resulted in increased compensation expense as compared to SFAS No. 123. Second, variable plan accounting under FIN 28 prescribes that compensation expense be recognized over the service period, which results in an accelerated recognition of the expense as compared to using the vesting period prescribed by SFAS No. 123.

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

        The fair value of assets and liabilities acquired on June 1, 2001 were as follows (millions):

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

Pro Forma Financial Information for the Acquisition—Years Ended December 31, 2001 and 2000

        Supplemental unaudited pro forma condensed combined income statement information for the years ended December 31, 2001 and 2000, which gives effect to the Acquisition as if it had occurred on January 1, 2001 and 2000, respectively, follows:

	Pro Forma Year Ended December 31,
(Unaudited) Millions, except per share amounts
	2001	2000
Total revenues as reported	$3,234.4	$850.9
Pro forma effect of the Acquisition	2,494.2	5,515.9

Total pro forma revenues	$5,728.6	$6,366.8

Pro forma net loss from continuing operations	$(254.4)	$(59.0)

Basic and diluted loss per share numerator:
Pro forma net loss from continuing operations available to common shareholders	$(564.6)	$(322.7)
Basic and diluted loss per share:
Pro forma net loss from continuing operations	$(84.29)	$(54.74)

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

Loss and loss adjustment expense reserve summary

        The following table summarizes the loss and LAE reserve activities of White Mountains' insurance and reinsurance subsidiaries for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
Millions
	2002	2001	2000
Gross beginning balance	$9,527.6	$1,556.3	$851.0
Less beginning reinsurance recoverable on unpaid losses	(4,203.5)	(726.5)	(169.0)

Net loss and LAE reserves	5,324.1	829.8	682.0
Loss and LAE reserves acquired—Imperial	11.0	—	—
Loss and LAE reserves acquired—Fund American Re(1)	17.5	4.4	—
Loss and LAE reserves acquired—OneBeacon(1)	—	4,394.4	—
Loss and LAE reserves acquired—C-F(1)	—	2.3	—
Loss and LAE reserves transferred(2)	(22.4)	(22.2)	(270.6)
Loss and LAE reserves acquired—PCA(1)	—	—	253.8
Loss and LAE reserves acquired—Risk Capital Operations(1)	—	—	312.6
Losses and LAE incurred relating to:
Current year losses	2,548.2	2,390.6	264.1
Prior year losses	90.0	103.3	23.6

Total incurred losses and LAE	2,638.2	2,493.9	287.7
Accretion of fair value adjustment to loss and LAE reserves	79.8	56.0	—
Loss and LAE paid relating to:
Current year losses	(1,072.9)	(1,093.4)	(16.0)
Prior year losses	(2,171.9)	(1,341.1)	(419.7)

Total loss and LAE payments	(3,244.8)	(2,434.5)	(435.7)
Net ending balance	4,803.4	5,324.1	829.8
Plus ending reinsurance recoverable on unpaid losses	4,071.9	4,203.5	726.5

Gross ending balance	$8,875.3	$9,527.6	$1,556.3

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

        Prior accident year losses reported in 2001 also included $22.2 million in reserve increases recorded by Folksamerica on business ceded under the Imagine Cover during the 2000 fourth quarter—See Note 4 for details of this agreement. Because the Imagine Cover was retroactive, the offsetting benefit (reinsurance recoverable) of $22.2 million has been deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims. An additional $16.5 million in prior accident year losses incurred in 2001 were primarily due to higher than expected reported losses in Folksamerica's property excess line.

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

Asbestos and environmental loss and loss adjustment expense reserve activity

        White Mountains' reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates it's A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

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

        The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the periods ended December 31, 2002 and 2001 and for the Reinsurance segment and White Mountains' other operations, consisting of Americn Centennial and British Insurance Company, for the years ended December 31, 2002, 2001 and 2000, respectively. OneBeacon's loss and LAE activity has been presented for the periods subsequent to the Acquisition.

OneBeacon

	Period Ended December 31,
	2002		2001
Net Asbestos and Environmental Loss Reserve Activity (in millions)
	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$1,194.8	$5.8	$222.0	$6.9
Incurred losses and LAE	—	—	1,050.0	—
Paid losses and LAE	(57.8)	(4.5)	(77.2)	(1.1)

Ending balance	1,137.0	1.3	1,194.8	5.8

Environmental:
Beginning balance	749.8	18.4	779.7	25.4
Incurred losses and LAE	—	—	—	—
Paid losses and LAE	(48.5)	(6.4)	(29.9)	(7.0)

Ending balance	701.3	12.0	749.8	18.4

Total asbestos and environmental:
Beginning balance	1,944.6	24.2	1,001.7	32.3
Incurred losses and LAE	—	—	1,050.0	—
Paid losses and LAE	(106.3)	(10.9)	(107.1)	(8.1)

Ending balance	$1,838.3	$13.3	$1,944.6	$24.2

Reinsurance Segment

	Year Ended December 31,
	2002		2001		2000
Net Asbestos and Environmental Loss Reserve Activity (in millions)
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$46.2	$34.1	$51.4	$36.6	$53.2	$37.1
Incurred losses and LAE	9.5	6.4	6.0	4.9	3.0	3.8
Paid losses and LAE	(5.9)	(1.7)	(11.2)	(7.4)	(4.8)	(4.3)

Ending balance	49.8	38.8	46.2	34.1	51.4	36.6

Environmental:
Beginning balance	30.8	17.4	30.8	17.6	26.7	16.8
Incurred losses and LAE	5.1	4.4	2.4	2.6	7.2	2.7
Paid losses and LAE	(6.4)	(5.0)	(2.4)	(2.8)	(3.1)	(1.9)

Ending balance	29.5	16.8	30.8	17.4	30.8	17.6

Total asbestos and environmental:
Beginning balance	77.0	51.5	82.2	54.2	79.9	53.9
Incurred losses and LAE	14.6	10.8	8.4	7.5	10.2	6.5
Paid losses and LAE	(12.3)	(6.7)	(13.6)	(10.2)	(7.9)	(6.2)

Ending balance	$79.3	$55.6	$77.0	$51.5	$82.2	$54.2

Other operations

	Year Ended December 31,
	2002		2001		2000
Net Asbestos and Environmental Loss Reserve Activity(1) (in millions)
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$23.0	$21.9	$17.4	$16.2	$18.9	$17.7
Incurred losses and LAE	10.2	10.1	8.5	7.9	1.7	1.6
Paid losses and LAE	(3.8)	(3.6)	(2.9)	(2.2)	(3.2)	(3.1)

Ending balance	29.4	28.4	23.0	21.9	17.4	16.2

Environmental:
Beginning balance	8.2	7.8	9.7	9.0	10.3	9.7
Incurred losses and LAE	(1.5)	(1.3)	(1.1)	(.9)	1.5	1.4
Paid losses and LAE	(.7)	(.7)	(.4)	(.3)	(2.1)	(2.1)

Ending balance	6.0	5.8	8.2	7.8	9.7	9.0

Total asbestos and environmental:
Beginning balance	31.2	29.7	27.1	25.2	29.2	27.4
Incurred losses and LAE	8.7	8.8	7.4	7.0	3.2	3.0
Paid losses and LAE	(4.5)	(4.3)	(3.3)	(2.5)	(5.3)	(5.2)

Ending balance	$35.4	$34.2	$31.2	$29..7	$27.1	$25.2

(1)
The asbestos and environmental reserve activity for White Mountains' other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial. At December 31, 2002, American Centennial had 29 open claims of which 16 were related to asbestos claims and 13 were related to environmental claims.

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

Year ended December 31, 2002 Millions	OneBeacon(1)	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,782.6	$7.2	$34.9	$2,824.7
Assumed	569.0	958.1	69.8	1,596.9
Ceded	(828.8)	(286.6)	(12.7)	(1,128.1)

Net written premiums	$2,522.8	$678.7	$92.0	$3,293.5

Gross earned premiums:
Direct	$3,181.8	$7.2	$34.8	$3,223.8
Assumed	504.6	901.1	62.0	1,467.7
Ceded	(815.5)	(287.8)	(11.8)	(1,115.1)

Net earned premiums	$2,870.9	$620.5	$85.0	$3,576.4

Losses and LAE:
Direct	$2,405.5	$(27.7)	$31.1	$2,408.9
Assumed	389.0	589.5	51.2	1,029.7
Ceded	(663.2)	(129.9)	(7.3)	(800.4)

Net losses and LAE	$2,131.3	$431.9	$75.0	$2,638.2

Year ended December 31, 2001 Millions	OneBeacon	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,104.6	$6.0	$32.0	$2,142.6
Assumed	174.7	636.4	1.3	812.4
Ceded	(401.1)	(183.5)	(5.0)	(589.6)

Net written premiums	$1,878.2	$458.9	$28.3	$2,365.4

Gross earned premiums:
Direct	$2,374.2	$6.0	$30.7	$2,410.9
Assumed	64.2	648.8	—	713.0
Ceded	(230.2)	(233.3)	(4.3)	(467.8)

Net earned premiums	$2,208.2	$421.5	$26.4	$2,656.1

Losses and LAE:
Direct	$3,379.5	$(5.4)	$21.8	$3,395.9
Assumed	68.6	661.5	15.5	745.6
Ceded	(1,374.3)	(271.1)	(2.2)	(1,647.6)

Net losses and LAE	$2,073.8	$385.0	$35.1	$2,493.9

Year ended December 31, 2000 Millions	OneBeacon	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$—	$6.3	$25.9	$32.2
Assumed	—	484.7	—	484.7
Ceded	—	(158.4)	(3.3)	(161.7)

Net written premiums	$—	$332.6	$22.6	$355.2

Gross earned premiums:
Direct	$—	$4.1	$28.4	$32.5
Assumed	—	476.1	.4	476.5
Ceded	—	(167.7)	(6.9)	(174.6)

Net earned premiums	$—	$312.5	$21.9	$334.4

Losses and LAE:
Direct	$—	$(.6)	$20.6	$20.0
Assumed	—	468.5	.3	468.8
Ceded	—	(197.1)	(4.0)	(201.1)

Net losses and LAE	$—	$270.8	$16.9	$287.7

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

        On November 26, 2002, President Bush signed the Terrorism Act, which established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level under the Terrorism Act to be approximately $100 million in 2003. Aggregate industry retention levels are $10.0 billion from the date the Terrorism Act was enacted through December 31, 2003, $12.5 billion for 2004 and $15.0 billion for 2005. The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon's or the industry's retention levels, up to $100.0 billion. The Terrorism Act is in effect until December 31, 2004, at which time certain members of the U.S. government have the authority to renew it for another year. Should the Terrorism Act be renewed on December 31, 2004, it will expire on December 31, 2005.

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

        At December 31, 2002, OneBeacon had $77.9 million of reinsurance currently recoverable on paid losses and $3,560.6 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. Excluding industry pools and associations of $376.2 million, which are not rated by A.M. Best, 96% of OneBeacon's total reinsurance recoverables at December 31, 2002 were with reinsurers that had an A.M. Best rating of "A-" (Excellent, the fourth highest of fifteen ratings) or better. The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,585.1	71%	A++
Liberty Mutual and subsidiaries(1)	273.8	8	A
Tokio Fire and Marine Insurance Company	67.1	2	A++
American Re-Insurance Company	47.0	1	A+
Aviva plc and its affiliates(2)	34.9	1	not rated

(1)
At December 31, 2002, OneBeacon had assumed balances payable and expenses payable of approximately $266.9 million under the Renewal Rights Agreement. In the event of Liberty Mutual's insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

(3)
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

Top Reinsurers ($ in millions)	Balance at December 31, 2002	% of Total	A.M. Best Rating(2)
Imagine Re(1)	$381.2	42%	A-
London Life(1)	135.4	15	A
Olympus(1)	45.5	5	A-
GRC and affiliates	34.9	4	A++
Federal Insurance Company	34.6	4	A++

(1)
Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A (Excellent, which is the third highest of fifteen ratings) and A- (Excellent, which is the fourth highest of fifteen ratings).

F-29

NOTE 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2002, 2001 and 2000 consisted of the following:

	Year Ended December 31,
Millions
	2002	2001	2000
Investment income:
Fixed maturity investments	$332.7	$276.1	$63.1
Short-term investments	19.3	12.2	19.9
Common equity securities	6.6	4.7	2.8
Other	11.8	.8	.7

Total investment income	370.4	293.8	86.5
Less investment expenses and other charges	(17.7)	(9.3)	(.6)

Net investment income, before tax	$352.7	$284.5	$85.9

        The composition of realized investment gains (losses) for investments sold consisted of the following:

	Year Ended December 31,
Millions
	2002	2001	2000
Fixed maturity investments	$156.0	$170.4	$(9.2)
Common equity securities	(3.0)	10.3	(4.7)
Other investments	3.0	(7.6)	5.1

Net realized investment gains (losses), before tax	156.0	173.1	(8.8)
Income taxes attributable to realized investment gains and losses	(33.1)	(55.1)	4.2

Net realized investment gains (losses), after-tax	$122.9	$118.0	$(4.6)

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

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but do reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-

temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but do reduce net income and earnings per common share.

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

        The components of White Mountains' change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions
	2002	2001	2000
Net change in pretax unrealized gains for investment securities held	$453.2	$(13.9)	$65.1
Net change in pretax unrealized gains from investments in unconsolidated affiliates held	9.3	.3	6.2

Net change in pretax unrealized investment gains for investments held	462.5	(13.6)	71.3
Income taxes attributable to investments held	(160.7)	9.1	(15.0)

Net change in unrealized gains for investments held, after-tax	301.8	(4.5)	56.3

Recognition of pretax net unrealized gains for investments sold	(144.8)	(46.3)	(23.7)
Income taxes attributable to investments sold	49.8	10.3	7.8

Recognition of net unrealized gains for investments sold, after-tax	(95.0)	(36.0)	(15.9)

Change in net unrealized investment gains, after-tax	206.8	(40.5)	40.4
Net realized investment gains (losses), after-tax	122.9	118.0	(4.6)

Total investment gains recorded during the period, after-tax	$329.7	$77.5	$35.8

        The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
Millions
	2002	2001
Investment securities:
Gross unrealized investment gains	$354.9	$108.4
Gross unrealized investment losses	(48.2)	(110.1)

Net unrealized gains (losses) from investment securities	306.7	(1.7)
Net unrealized gains from investments in unconsolidated insurance affiliates	12.5	3.2

Total net unrealized investment gains, before tax	319.2	1.5
Income taxes attributable to such gains	(105.4)	5.6

Total net unrealized investment gains, after-tax	$213.8	$7.1

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 2002 and 2001, were as follows:

	December 31, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
U.S. Government obligations	$2,052.4	$66.4	$—	$2,118.8
Debt securities issued by industrial corporations	3,120.0	171.8	(3.7)	3,288.1
Municipal obligations	62.7	4.4	—	67.1
Asset-backed securities	892.0	9.3	(0.3)	901.0
Foreign government obligations	90.8	3.0	(0.1)	93.7
Preferred stocks	189.6	28.0	(17.2)	200.4

Total fixed maturity investments	$6,407.5	$282.9	$(21.3)	$6,669.1

	December 31, 2001
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
U.S. Government obligations	$1,846.0	$18.7	$(17.7)	$1,847.0
Debt securities issued by industrial corporations	3,512.5	12.7	(54.3)	3,470.9
Municipal obligations	69.1	1.5	(.3)	70.3
Asset-backed securities	468.0	4.2	(1.7)	470.5
Foreign government obligations	66.3	1.1	(.4)	67.0
Preferred stocks	194.6	30.0	(22.0)	202.6

Total fixed maturity investments	$6,156.5	$68.2	$(96.4)	$6,128.3

        The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 2002 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2002
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$408.6	$412.3
Due after one year through five years	2,793.3	2,917.0
Due after five years through ten years	1,846.0	1,945.1
Due after ten years	278.0	293.3
Asset-backed securities	892.0	901.0
Preferred stocks	189.6	200.4

Total	$6,407.5	$6,669.1

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

NOTE 6. Debt

        Debt outstanding as of December 31, 2002 and 2001 consisted of the following:

	December 31,
Millions
	2002	2001
Bank Facility:
Revolving loan	$125.0	$125.0
Tranche A term loan	85.0	300.0
Tranche B term loan	393.0	400.0
Tranche C term loan	143.4	—

Total Bank Facility	746.4	825.0
Seller Note	—	260.0
C-F seller note	25.0	25.0
Fund III notes	15.0	7.0
Other Debt	6.8	8.4

Total debt	$793.2	$1,125.4

        A schedule of contractual repayments of White Mountains' debt as of December 31, 2002 follows:

Millions	December 31, 2002
Due in one year or less	$33.4
Due in 2 to 3 years	90.5
Due in four to five years	669.3
Due after five years	—

Total	$793.2

        At December 31, 2002 the Company had $33.4 million of debt outstanding due within one year, consisting of $28.3 million of term loans under the Bank Facility and $5.1 million of medium term notes.

Bank Facility

General

        In connection with the Acquisition, Fund American, a wholly-owned subsidiary of the Company, borrowed $825.0 million under the Bank Facility, which is comprised of two term loan facilities and a revolving credit facility. On October 31, 2002, Fund American completed an amendment of the Bank Facility, which included the issuance of a new $143.8 million Tranche C term loan that was utilized to refinance a portion of the existing $228.8 million Tranche A term loan. The new Tranche C term loan has nominal amortization until its final maturity in March 2007. The refinancing reduced the amount of quarterly amortization payments Fund American must make over the next four years (see amortization table below). The applicable eurodollar rate margin on the new Tranche C term loan is 87.5 basis points higher than the margin on the existing Tranche A term loan, and the applicable eurodollar rate margin on the existing and otherwise unchanged Tranche B term loan was increased by 12.5 basis points. The revolving credit facility provides for revolving credit loans of up to $175.0 million, including up to $25.0 million available for the issuance of letters of credit. The revolving credit facility expires on June 1, 2006. As of December 31, 2002, $50.0 million was available under the revolving credit facility.

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

Guarantees

        The obligations of Fund American with respect to the Bank Facility are unconditionally guaranteed by OneBeacon, each of its subsidiaries (other than insurance company subsidiaries, certain foreign subsidiaries, and Dewar) and FAEH, a wholly owned subsidiary of White Mountains and immediate parent company of Fund American.

        The obligations of Fund American and each guarantor with respect to the Bank Facility are secured by a perfected first priority security interest in all their assets including the capital stock of their non-insurance company subsidiaries (other than Dewar) and each of their first-tier insurance company subsidiaries.

Certain Covenants

        The Bank Facility contains various affirmative, negative and financial covenants which are customary for such borrowings and include requirements to meet certain minimum net worth and financial ratio standards. Failure to meet one or more of these covenants could result in an event of default which ultimately could accelerate required principal repayments. In connection with the amendment, certain financial and other covenants that currently govern the Bank Facility were relaxed or eliminated, thereby increasing the Company's operational and financial flexibility. At December 31, 2002, Fund American was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to meet the financial covenants under the Bank Facility for the foreseeable future.

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

        At December 31, 2002, there were foreign tax credit carryforwards and alternative minimum tax credit carryforwards available of approximately $45.0 million and $14.4 million, respectively. The foreign tax credits expire in 2003 to 2005. The alternative minimum tax credits do not expire.

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

        Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan, which is a OneBeacon-funded, qualified retirement plan. This new plan provides current and future employees alternative retirement benefits since the freeze of the OneBeacon Insurance Pension Plan at December 31, 2002.

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

	December 31, 2002(1),(2)		December 31, 2001
Millions	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Benefit obligation at beginning of year	$605.1	$136.6	$34.2	$—
Benefit obligation in respect of companies acquired	—	—	552.3	137.6
Service cost	14.6	1.8	13.0	2.1
Interest cost	36.3	8.3	24.4	5.6
Curtailment	(64.1)	(30.5)	(15.1)	(15.7)
Plan amendments	.1	(41.6)	15.1	—
Actuarial (gain) loss	(12.0)	—	11.6	11.4
Liability net loss	1.1	4.7	—	—
Benefits and expenses paid, net of participant contributions	(86.5)	(9.3)	(30.4)	(4.4)

Benefit obligation at end of year	$494.6	$70.0	$605.1	$136.6

Fair value of plan assets at beginning of year	$551.6	$—	$34.0	$—
Fair value of plan assets in respect of companies acquired	—	—	540.0	—
Actual return on plan assets	11.6	—	5.5	—
Employer contributions	6.0	9.4	2.5	4.4
Benefits and expenses paid, net of participant contributions	(98.1)	(9.4)	(30.4)	(4.4)

Fair value of plan assets at end of year	$471.1	$—	$551.6	$—

Funded status at end of year	$(23.5)	$(70.0)	$(53.5)	$(136.6)
Unrecognized actuarial loss	7.4	—	20.4	11.4
Unrecognized net loss	4.3	—	—	—
Unrecognized prior service cost	—	(41.1)	16.2	—

Net liability at end of year	$(11.8)	$(111.1)	$(16.9)	$(125.2)

Weighted average assumptions:
Effective discount rate	6.5%	6.5%	6.5%	6.5%
Expected return on plan assets	7.0%	—	7.5%	—
Rate of compensation increase	0.3%	—	4.1%	—
(1)
Effective December 31, 2002, the participants' benefits in the OneBeacon Insurance Pension Plan were frozen. The benefit cessation resulted in a reduction in the projected benefit obligation at December 31, 2002 of $61.0 million, of which $20.7 million was recognized as a curtailment gain.

(2)
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

        The funded status of the consolidated pension plans is ($23.5) million, of which $3.9 million relates to the qualified pension plans and ($27.2) million is related to the non-qualified plan which is unfunded.

        For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% over a five year period and remain constant thereafter.

        A one percent change in assumed health care cost trend rates would have the following pre-tax effects:

Millions	One Percent Increase	One Percent Decrease
Effect on total service and interest cost components	$.1	$(.1)
Effect on postretirement benefit obligation	1.1	(1.0)

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

        Performance Shares.    Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. Grants are generally earned, subject to the attainment of pre-specified performance goals (which bear the cost of all projected compensation awards), at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly less than target result in no payout. For the three-year performance periods beginning 2002, 2001 and 2000, White Mountains granted a total of 66,000, 84,600 and 39,500 performance shares, respectively, under the Incentive Plan. During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. Performance shares paid during 1999 included 43,250 performance shares paid early relating to the 1998-2000 performance period and 40,300 performance shares paid early relating to the 1997-1999 performance period.

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

        The targeted performance goal for full payment of performance shares granted during 2001 is the attainment of a 12.1% annual after-tax return which would result in such performance shares being fully earned. With respect to 50% of the 2001 performance shares granted to certain participants, target performance is the attainment of a 12.1% after-tax return with the remaining 50% based on the attainment of a Trade Ratio of 105% on OneBeacon's core insurance operations. With respect to 50% of the 2001 performance shares granted to certain other participants, target performance is the attainment of a 12.1% after-tax return with the remaining 50% based on the attainment of a return on invested assets of 100 basis points over the applicable return on the two-year U.S. treasury bill.

        The targeted performance goal for full payment of performance shares granted during 2000 is the attainment of a 13% annual after-tax return which would result in such performance shares being fully earned.

        Restricted Shares.    In 2001, the Compensation Committee made an award of Restricted Shares to key officers of the Company. Pursuant to the Incentive Plan, White Mountains issued 94,500 Restricted Shares, of which 250 were vested in December, 2002 and 73,500 vest in June 2003. In addition, during

2002 the Company repurchased 20,750 outstanding Restricted Shares held by certain key employees and said employees were instead granted an equivalent value in various non-qualified deferred compensation plans of the Company and its subsidiaries. Vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period. There are no other restrictions on the Restricted Shares once they have become fully vested. No Restricted Shares were awarded during 2002.

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

Other Share-Based Compensation

        The defined contribution plans of OneBeacon and Folksamerica (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the Company's Common Shares. As of December 31, 2002 and 2001, the 401(k) Plans owned less than 1% of the total Common Shares outstanding. In connection with the Acquisition, during 2001 eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

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

        Certain amounts in the prior periods have been reclassified to conform with the current presentation. Selected financial information for White Mountains' segments follows:

Millions	OneBeacon	Reinsurance	Other Operations	Total
Year ended December 31, 2002
Earned insurance and reinsurance premiums	$2,870.9	$675.8	$29.7	$3,576.4
Net investment income	300.7	52.7	(.7)	352.7
Net realized gains (losses)	113.0	88.3	(45.3)	156.0
Other revenue	1.0	53.6	45.7	100.3

Total revenues	$3,285.6	$870.4	$29.4	$4,185.4

Pretax earnings (loss)	$200.3	$165.5	$(246.4)	$119.4
Income tax (provision) benefit	(66.7)	(21.8)	76.8	(11.7)
Accretion and dividends on preferred stock of subsidiaries	—	—	(40.9)	(40.9)
Equity in earnings (loss) of unconsolidated affiliates	(5.9)	19.9	—	14.0

Net income (loss) from continuing operations	$127.7	$163.6	$(210.5)	$80.8

Year ended December 31, 2001
Earned insurance and reinsurance premiums	$2,208.2	$421.5	$26.4	$2,656.1
Net investment income	228.4	46.1	10.0	284.5
Net realized gains (losses)	183.1	23.9	(33.9)	173.1
Amortization of deferred credits and other revenue	—	17.3	103.4	120.7

Total revenues	$2,619.7	$508.8	$105.9	$3,234.4

Pretax loss	$(265.8)	$(46.1)	$(115.6)	$(427.5)
Income tax benefit	111.8	19.4	48.0	179.2
Accretion and dividends on preferred stock of subsidiaries	—	—	(23.2)	(23.2)
Equity in earnings (loss) of unconsolidated affiliates	(.2)	(2.0)	2.6	.4

Net loss from continuing operations	(154.2)	(28.7)	(88.2)	(271.1)

Year ended December 31, 2000
Earned insurance and reinsurance premiums	$—	$312.5	$21.9	$334.4
Net investment income	—	57.6	28.3	85.9
Net realized gains (losses)	—	(12.3)	3.5	(8.8)
Amortization of deferred credits and other revenue	—	20.2	419.2	439.4

Total revenues	$—	378.0	472.9	850.9

Pretax earnings (loss)	$—	$(29.4)	$387.5	$358.1
Income tax (provision) benefit	—	19.4	(62.5)	(43.1)
Equity in loss of unconsolidated affiliates	—	—	(2.1)	(2.1)

Net income from continuing operations	$—	$(10.0)	$322.9	$312.9

Ending assets
December 31, 2002	$12,247.9	$3,621.6	$164.1	$16,033.6
December 31, 2001	13,218.6	3,394.6	(3.7)	16,609.5

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

Investment in Montpelier

        In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Re. Montpelier Re was formed with approximately $1.0 billion in capital to respond to the then current favorable underwriting and pricing environment in the reinsurance industry. Montpelier has initially focused on property reinsurance business. Montpelier Re is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best. At December 31, 2002 and 2001, as adjusted for stock splits, White Mountains' investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 2011. On October 9, 2002, Montpelier completed an IPO whereby it sold 10,952,600 of its common shares for total proceeds of $201.2 million. White Mountains did not acquire or sell any shares through the IPO.

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

        The following table summarizes financial information for Montpelier for the year ended December 31, 2002 and for the approximately one-month period ended December 31, 2001:

	Period ended December 31,
Millions
	2002	2001
Montpelier balance sheet data:
Total cash and investments	$1,581.5	$991.0
Premiums receivable	147.2	.1
Total assets	1,833.9	1,021.8
Unearned premium	241.0	.2
Long-term debt	150.0	150.0
Loss and LAE reserve	146.1	—
Total liabilities	581.4	161.1
Common shareholders' equity	1,252.5	860.7
Montpelier income statement data:
Net premiums written	$565.9	$.2
Net premiums earned	329.9	.2
Net investment income	41.4	1.1
Loss and LAE	150.0	—
Net income	152.0	(61.6)
Comprehensive net income (loss)	185.7	(59.7)

Amounts recorded by White Mountains:
Investment in Montpelier common shares and warrants	$271.8	$177.4

Realized investment gains on Montpelier Warrants	$58.0	$—
After-tax equity in earnings from Montpelier common shares	19.9	(2.0)
Equity in net unrealized investment gains (losses) from Montpelier's investment portfolio (1)	3.7	.3

Comprehensive net income from Montpelier	$81.6	$(1.7)

(1)
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

Millions	2002	2001	2000
Amounts recorded by White Mountains:
Investment in MSA common stock(1)	$128.1	$133.7	$130.6
Equity in earnings (losses) from MSA common stock(2)	(5.9)	2.4	1.0
Equity in net unrealized investment gains (losses) from MSA's investment portfolio(3)	2.3	.9	6.2

(1)
Includes related goodwill of $2.5 million and $3.7 million at December 31, 2001 and 2000, respectively.

(2)
2001 and 2000 recorded net of related amortization of goodwill.

(3)
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

NOTE 15. Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness. As of December 31, 2002 and 2001, White Mountains had fixed-rate long-term indebtedness with a carrying value of $5.1 million, which approximates its fair value.

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

NOTE 18. Consolidating Financial Information

        In December 2001, White Mountains filed a definitive Form S-3 (the "Form S-3") with the Securities and Exchange Commission which will permit the Company or its wholly-owned subsidiary, Fund American, to offer up to $1.0 billion of debt securities, preference shares or trust preferred securities. The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to the Form S-3.The following tables present White Mountains' consolidating balance sheets as of December 31, 2002 and December 31, 2001 and statements of income and cash flows for the years then ended. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of December 31, 2002 (in millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$—	$47.1	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	220.0	1,555.0	—	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.6	45.0	89.1	—	164.7

Total investments	46.2	312.1	8,541.1	—	8,899.4
Cash	(.7)	41.3	80.9	—	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Deferred tax asset	—	18.2	411.8	—	430.0
Deferred acquisition costs	—	2.7	242.2	—	244.9
Investments in subsidiaries	2,500.9	11,779.9	—	(14,280.8)	—
Investments in unconsolidated insurance affiliates	58.0	—	341.9	—	399.9
Investment income accrued	—	.7	90.7	—	91.4
Ceded unearned premiums	—	1.3	162.6	—	163.9
Other assets	42.6	55.1	361.9	—	459.6

Total assets	$2,647.0	$12,245.1	$15,422.3	$(14,280.8)	$16,033.6

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Debt	5.1	9.7	778.4	—	793.2
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	222.1	1,048.2	—	1,285.3

Total liabilities	20.1	310.5	12,895.2	—	13,225.8

Convertible preference shares	219.0	—	—	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders' equity	2,407.9	11,914.6	2,366.2	(14,280.8)	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,647.0	$12,245.1	$15,422.3	$(14,280.8)	$16,033.6

Consolidating Balance Sheet as of December 31, 2001 (in millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$—	$—	$6,128.3	$—	$6,128.3
Short-term investments, at amortized cost	54.7	104.1	2,387.0	—	2,545.8
Common equity securities, at fair value	—	—	173.6	—	173.6
Other investments	30.4	40.2	87.4	—	158.0

Total investments	85.1	144.3	8,776.3	—	9,005.7
Cash	(.2)	1.2	66.4	—	67.4
Reinsurance recoverable on paid and unpaid losses	—	22.2	4,319.8	—	4,342.0
Insurance and reinsurance premiums receivable	—	.1	1,103.4	—	1,103.5
Accounts receivable on unsettled investment sales	—	—	75.2	—	75.2
Deferred tax asset	—	11.2	685.2	—	696.4
Deferred acquisition costs	—	7.7	305.6	—	313.3
Investments in subsidiaries	1,350.2	6,699.3	—	(8,049.5)	—
Investments in unconsolidated insurance affiliates	—	—	311.1	—	311.1
Investment income accrued	.1	.1	99.7	—	99.9
Ceded unearned premiums	—	—	174.1	—	174.1
Other assets	51.5	34.8	334.6	—	420.9

Total assets	$1,486.7	$6,920.9	$16,251.4	$(8,049.5)	$16,609.5

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	25.8	9,501.8	—	$9,527.6
Unearned insurance and reinsurance premiums	—	31.7	1,782.8	—	1,814.5
Debt	5.1	263.3	857.0	—	1,125.4
Deferred credits	16.3	—	666.2	—	682.5
Accounts payable on unsettled investment purchases	—	—	311.2	—	311.2
Funds held under reinsurance treaties	—	—	361.7	—	361.7
Other liabilities	20.7	91.0	1,060.0	—	1,171.7

Total liabilities	42.1	411.8	14,540.7	—	14,994.6

Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	150.3	—	170.3
Common shareholders' equity	1,444.6	6,489.1	1,560.4	(8,049.5)	1,444.6

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$1,486.7	$6,920.9	$16,251.4	$(8,049.5)	$16,609.5

Consolidating Statement of Income for the Year Ended December 31, 2002 (in millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$55.4	$3,521.0	$—	$3,576.4
Net investment income	1.7	3.2	347.8	—	352.7
Net realized gains on investments	58.0	3.2	94.8	—	156.0
Other revenue	25.0	25.3	50.0	—	100.3

Total revenues	84.7	87.1	4,013.6	—	4,185.4

Losses and LAE	—	47.0	2,591.2	—	2,638.2
Insurance and reinsurance acquisition expenses	—	5.7	800.6	—	806.3
General and administrative expenses	24.5	11.0	434.4	—	469.9
Accretion of fair value adjustment to loss and LAE reserves	—	—	79.8	—	79.8
Interest expense	.4	12.3	59.1	—	71.8

Total expenses	24.9	76.0	3,965.1	—	4,066.0

Pretax income	59.8	11.1	48.5	—	119.4
Income tax provision	—	(5.7)	(6.0)	—	(11.7)
Accretion and dividends on preferred stock of subsidiaries	—	(2.1)	(38.8)	—	(40.9)
Equity in earnings of subsidiaries	672.0	3,291.6	—	(3,963.6)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	14.0	—	14.0
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2
Excess of fair value of acquired net assets over cost	—	—	7.1	—	7.1

Net income	$748.1	$3,294.9	$668.7	$(3,963.6)	$748.1

Consolidating Statement of Income for the Year Ended December 31, 2001 (in millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$219.0	$2,437.1	$—	2,656.1
Net investment income	4.5	42.1	237.9	—	284.5
Net realized gains on investments	.9	28.5	143.7	—	173.1
Other revenue	33.0	.8	86.9	—	120.7

Total revenues	38.4	290.4	2,905.6	—	3,234.4

Losses and LAE	—	192.7	2,301.2	—	2,493.9
Insurance and reinsurance acquisition expenses	—	54.7	476.3	—	531.0
General and administrative expenses	8.1	30.1	438.3	—	476.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	56.0	—	56.0
Interest expense	2.5	10.3	32.9	—	45.7
Share appreciation expense for Series B Warrants	58.8	—	—	—	58.8

Total expenses	69.4	287.8	3,304.7	—	3,661.9

Pretax income (loss)	(31.0)	2.6	(399.1)	—	(427.5)
Income tax (provision) benefit	(1.0)	(.1)	180.3	—	179.2
Accretion and dividends on preferred stock of subsidiaries	—	(1.7)	(21.5)	—	(23.2)
Equity in losses of subsidiaries	(222.5)	(1,206.4)	—	1,428.9	—
Equity in earnings (losses) of unconsolidated insurance affiliates	—	2.6	(2.2)	—	.4
Excess of fair value of acquired net assets over cost	—	3.0	13.6	—	16.6
Loss on early extinguishment of debt	(4.8)	—	—	—	(4.8)

Net loss	$(259.3)	$(1,200.0)	$(228.9)	$1,428.9	$(259.3)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2002 (in millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income	$76.1	$3.3	$668.7	$748.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Net realized gains on investments	(57.9)	(3.3)	(94.8)	(156.0)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	17.0	93.3	110.3
Net change in loss and LAE reserves	—	35.6	(687.9)	(652.3)
Net change in insurance and reinsurance premiums receivable	—	(28.5)	301.5	273.0
Net change in unearned insurance and reinsurance premiums	—	(14.4)	(285.7)	(300.1)
Net change in deferred acquisition costs	—	5.0	63.4	68.4
Net change in other assets and liabilities	41.1	74.6	177.4	293.1

Net cash flows provided from (used for) operations	43.0	89.3	(408.0)	(275.7)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	39.0	(115.8)	832.0	755.2
Sales of fixed maturity investments	—	1.3	13,530.6	13,531.9
Maturities of fixed maturity investments	—	—	411.9	411.9
Sales of common equity securities and other investments	—	1.0	97.4	98.4
Purchases of fixed maturity investments	—	(46.1)	(14,020.5)	(14,066.6)
Purchases of common equity securities and other investments	(.2)	—	(244.3)	(244.5)
Purchases of consolidated and unconsolidated affiliates	—	—	(.5)	(.5)
Net acquisitions of property and equipment	—	(.5)	(12.3)	(12.8)

Net cash flows provided from (used for) investing activities	38.8	(160.1)	594.3	473.0

Cash flows from financing activities:
Repayments of debt	—	(260.0)	(78.6)	(338.6)
Proceeds from issuance of debt	—	8.0	—	8.0
Intercompany dividends and contributions	(300.0)	365.0	(65.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	(.4)	(2.1)	(28.2)	(30.7)
Proceeds from issuances of equity securities and Convertible Preference Shares	226.4	—	—	226.4

Net cash (used for) provided from financing activities	(82.3)	110.9	(171.8)	(143.2)

Net (decrease) increase in cash during period	(.5)	40.1	14.5	54.1
Cash balances at beginning of period	(.2)	1.2	66.4	67.4

Cash balances at end of period	$(.7)	$41.3	$80.9	121.5

Consolidating Statement of Cash Flows for the Year Ended December 31, 2001 (in millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income (loss)	$(36.8)	$6.4	$(228.9)	$(259.3)
Charges (credits) to reconcile net income to cash flows from operations:
Loss on early extinguishment of debt	4.8	—	—	4.8
Excess of fair value of net assets acquired over cost	—	(3.0)	(13.6)	(16.6)
Net realized (gains) losses on investments	(.9)	(28.5)	(143.7)	(173.1)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(48.3)	(1,361.8)	(1,410.1)
Net change in loss and LAE reserves	—	6.9	1,493.5	1,500.4
Net change in insurance and reinsurance premiums receivable	—	(197.6)	458.9	261.3
Net change in unearned insurance and reinsurance premiums	—	8.0	(255.0)	(247.0)
Net change in deferred acquisition costs	—	(6.2)	64.5	58.3
Net change in other assets and liabilities	32.1	104.9	(156.4)	(19.4)

Net cash flows used for operations	(.8)	(157.4)	(142.5)	(300.7)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	41.7	289.3	(1,310.2)	(979.2)
Sales of fixed maturity investments	—	316.0	7,287.6	7,603.6
Maturities of fixed maturity investments	—	34.0	1,087.1	1,121.1
Sales of common equity securities and other investments	31.0	86.2	129.7	246.9
Purchases of fixed maturity investments	—	(187.9)	(6,709.4)	(6,897.3)
Purchases of common equity securities and other investments	(30.1)	(36.0)	(167.7)	(233.8)
Purchases of consolidated and unconsolidated affiliates	—	(29.7)	(1,950.1)	(1,979.8)
Sales of consolidated affiliates	23.6	—	—	23.6
Net (acquisitions) dispositions of property and equipment	(.8)	(3.0)	(3.9)	(7.7)

Net cash flows provided from (used for) investing activities	65.4	468.9	(1,636.9)	(1,102.6)

Cash flows from financing activities:
Repayments of debt	(100.8)	—	(3.1)	(103.9)
Proceeds from issuance of debt	—	—	832.0	832.0
Intercompany dividends and contributions	(475.2)	(333.1)	808.3	—
Cash dividends paid to common shareholders	(5.9)	—	—	(5.9)
Cash dividends paid to preferred shareholders	(.3)	(1.7)	(16.4)	(18.4)
Proceeds from issuances of equity securities and Convertible Preference Shares	519.4	20.0	225.0	764.4
Common Shares repurchased and retired	(1.9)	—	—	(1.9)

Net cash (used for) provided from financing activities	(64.7)	(314.8)	1,845.8	1,466.3

Net (decrease) increase in cash during period	(.1)	(3.3)	66.4	63.0
Cash balances at beginning of period	(.1)	4.5	—	4.4

Cash balances at end of period	$(.2)	$1.2	$66.4	$67.4

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

        PricewaterhouseCoopers LLP has audited the consolidated financial statements of White Mountains as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. PricewaterhouseCoopers LLP has issued their unqualified report thereon, which appears on page F-61.

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

Raymond Barrette Director, President and CEO (Principal Executive Officer)	David T. Foy Executive Vice President and Chief Financial Officer (Principal Financial Officer)	J. Brian Palmer Chief Accounting Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of White Mountains Insurance Group, Ltd.:

        In our opinion, the consolidated financial statements listed in the index referenced under Item 15(a) on page 85 present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 15(a) on page 85 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2001.

/s/ PricewaterhouseCoopers LLP
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

	2002 Three Months Ended				2001 Three Months Ended(1)
Millions, except per share amounts
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$1,000.7	$1,078.8	$1,015.1	$1,090.8	$1,192.2	$1,338.0	$550.2	$154.0
Expenses	941.1	996.8	1,028.2	1,099.9	1,424.8	1,418.3	679.0	139.8

Pretax earnings (loss)	59.6	82.0	(13.1)	(9.1)	(232.6)	(80.3)	(128.8)	14.2
Tax benefit (provision)	(10.4)	(20.3)	6.0	13.0	107.4	44.4	24.8	2.6
Equity in earnings (losses) of subsidiaries	6.2	3.2	3.6	1.0	(3.1)	.9	2.3	.3
Accretion and dividends on preferred stock of subsidiaries	(10.5)	(10.3)	(10.1)	(10.0)	(10.3)	(9.8)	(3.1)	—

Net income (loss) from continuing operations	44.9	54.6	(13.6)	(5.1)	(138.6)	(44.8)	(104.8)	17.1
Cumulative effect of accounting changes	—	—	—	660.2	—	—	—	—
Extraordinary items	—	—	7.1	—	3.0	13.6	(4.8)	—

Net income (loss)	$44.9	$54.6	$(6.5)	$655.1	$(135.6)	$(31.2)	$(109.6)	$17.1

Net income (loss) from continuing operations per share:
Basic	$3.09	$6.67	$(1.66)	$(.62)	$(17.14)	$5.07	$(83.30)	$2.91
Diluted	2.78	6.04	(1.68)	(.62)	(17.14)	4.56	(83.30)	2.88

Net income (loss) per share:
Basic	$3.09	$6.67	$(.79)	$80.09	$(16.77)	$7.08	$(84.12)	$2.91
Diluted	2.78	6.04	(.81)	80.09	(16.77)	6.36	(84.12)	2.88

Fully converted tangible book value per share	$258.82	$249.38	$235.62	$221.80	$225.81	$243.41	$247.34	$185.44

(1)
The quarterly amounts subsequent to March 31, 2001 reflect the acquisition of OneBeacon on June 1, 2001.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2002

Millions	Cost	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities(1)	$2,630.8	$2,702.6
Corporate bonds and asset-backed securities	3,433.6	3,605.3
States, municipalities and political subdivisions	62.7	67.1
Foreign governments	90.8	93.7
Redeemable preferred stocks	189.6	200.4

Total fixed maturities	6,407.5	6,669.1

Short-term investments	1,790.6	1,790.6
Common equity securities:
Banks, trust and insurance companies	61.0	87.8
Public utilities	83.3	83.9
Industrial, miscellaneous and other	108.0	103.3

Total common equity securities	252.3	275.0
Other investments	142.3	164.7

Total investments	$8,592.7	$8,899.4

(1)
Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

Note—fair value was equal to carrying value at December 31, 2002.

SCHEDULE II

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions
	2002	2001
Assets:
Common equity securities and other investments	$30.6	$30.4
Short-term investments, at amortized cost	15.6	54.7
Other assets	41.9	51.4
Investments in consolidated and unconsolidated affiliates	2,558.9	1,350.2

Total assets	$2,647.0	$1,486.7

Liabilities:
Long-term debt	$5.1	$5.1
Deferred credits	—	16.3
Accounts payable and other liabilities	15.0	20.7

Total liabilities	20.1	42.1
Convertible preference shares	219.0	—
Common shareholders' equity	2,407.9	1,444.6

Total liabilities, convertible preference shares and common shareholders' equity	$2,647.0	$1,486.7

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions
	2002	2001	2000
Revenues	$84.7	$38.4	$26.8
Expenses	24.9	69.4	43.5

Pretax income (loss)	59.8	(31.0)	(16.7)
Income tax provision	—	(1.0)	(26.6)

Net income (loss)	59.8	(32.0)	(43.3)
Earnings (losses) from consolidated affiliates	672.0	(222.5)	356.2
Earnings from discontinued operations, after-tax	—	—	95.0
Cumulative effect of changes in accounting principles	16.3	—	—
Extraordinary loss on early extinguishment of debt	—	(4.8)	—

Consolidated net income (loss)	748.1	(259.3)	407.9
Other comprehensive net income (loss) items, after-tax	202.3	(42.5)	39.7

Consolidated comprehensive net income (loss)	$950.4	$(301.8)	$447.6

Computation of net income (loss) available to common shareholders:
Consolidated net income (loss)	$748.1	$(259.3)	$407.9
Redemption value adjustment—Convertible Preference Shares	(19.0)	(305.1)	—
Dividends on Convertible Preference Shares	(.4)	(.3)	—

Consolidated comprehensive net income (loss)	$728.7	$(564.7)	$407.9

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2002	2001	2000
Net income (loss)	$748.1	$(259.3)	$407.9
Reconciliation of net income to net cash from operating activities:
Cash dividends to holders of Convertible Preference Shares	.4	.3	—
Cumulative effect of changes in accounting principles	(16.3)	—	—
Loss on early extinguishment of debt	—	4.8	—
Share appreciation expense for Options and Restricted Shares	16.9	20.0	—
Share appreciation expense for Series B Warrants	—	58.8	—
Net realized gains on sales of investments and other assets	(57.9)	(13.3)	(2.7)
Undistributed current (earnings) losses from consolidated subsidiaries	(648.7)	278.0	(250.1)
Amortization of deferred credits	—	(20.7)	(20.8)
Release of tax reserve on sale of former insurance subsidiary	—	—	(95.0)
Net change in other assets and other liabilities	12.4	18.5	(24.3)
Net change in accounts payable and other liabilities	(11.4)	(32.3)	37.3

Net cash provided from operating activities	43.5	54.8	52.3

Cash flows from investing activities:
Net decrease (increase) in short-term investments, net of balances acquired	39.0	41.7	(84.8)
Sales of investment securities	—	31.0	53.8
Purchases of investment securities and other assets	(.2)	(30.9)	(1.4)
Contributions to subsidiaries	(300.0)	(530.7)	—
Investments in consolidated affiliates, net of balances acquired	—	—	—
Investments in unconsolidated affiliates	—	—	—
Proceeds from sales of affiliates	—	23.6	—

Net cash (used for) provided from investing activities	(261.2)	(465.3)	(32.4)

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	226.4	444.4	—
Proceeds from issuances and exercises of warrants to acquire Common Shares	—	75.0	—
Common Shares repurchased and retired	—	(1.9)	(8.8)
Repayments of long-term debt	—	(100.8)	(4.0)
Cash dividends paid to holders of Common Shares	(8.3)	(5.9)	(7.1)
Cash dividends to holders of Convertible Preference Shares	(.4)	(.3)	—

Net provided from (cash used) for financing activities	217.7	410.5	(19.9)

Net change in cash during year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefit claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2002:
OneBeacon	$188.4	$7,149.4	$1,269.5	$—	$2,870.9	$300.7	$2,131.3	$629.6	$317.4	$2,522.8
Reinsurance and other insurance operations	56.5	1,725.9	244.9	—	705.5	57.7	506.9	176.7	97.6	770.7
December 31, 2001:
OneBeacon	$267.4	$7,857.4	$1,612.0	$—	$2,208.2	$228.4	$2,073.8	$456.5	$356.2	$1,878.2
Reinsurance and other insurance operations	45.9	1,670.2	202.5	—	447.9	51.7	420.1	127.8	62.4	487.2
December 31, 2000:
Reinsurance and other insurance operations	$27.2	$1,556.3	$182.0	$—	$334.4	$65.7	$287.7	$101.1	$31.6	$355.2

(1)
The amounts shown exclude net investment income(expense) relating to non-insurance operations of $(5.7) million, $4.4 million and $20.2 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned ($ in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2002:
OneBeacon	$3,181.8	$(815.5)	$504.6	$2,870.9	17.6%
Reinsurance and other insurance operations	42.0	(299.6)	963.1	705.5	136.5%
December 31, 2001:
OneBeacon(1)	$2,374.2	$(230.2)	$64.2	$2,208.2	2.9%
Reinsurance and other insurance operations	36.7	(237.6)	648.8	447.9	144.9%
December 31, 2000:
Reinsurance and other insurance operations	$32.5	$(174.6)	$476.5	$334.4	142.5%

(1)
Amounts shown for OneBeacon in columns B through F represent activity from June 1, 2001 through December 31, 2001.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions described(1)	Balance at end of period
Years ended:
December 31, 2002:
Reinsurance recoverable:
Allowance for reinsurance balances	$25.2	$(6.1)	$—		$(.6)	$18.5
Property and casualty insurance:
Allowance for uncollectible accounts	96.9	(22.0)	—		(5.8)	69.1
December 31, 2001:
Reinsurance recoverable:
Allowance for reinsurance balances	$1.2	$—	$24.0	(2)	$—	$25.2
Property and casualty insurance:
Allowance for uncollectible accounts	1.1	—	96.8	(2)	(1.0)	96.9
December 31, 2000:
Reinsurance recoverable:
Allowance for reinsurance balances	$1.2	$—	$—		$—	$1.2
Property and casualty insurance:
Allowance for uncollectible accounts	1.1	—	—		—	1.1

(1)
Represent charge-offs of balances receivables.

(2)
Includes $21.9 million and $95.7 million of reinsurance recoverable and property and casualty insurance allowances, respectively, acquired from OneBeacon. Remaining amounts represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses							Amortization of deferred policy acquisition costs
			Discount, if any, deducted in Column C							Paid Claims and Claims Adjustment Expenses
Affiliation with registrant	Deferred acquisition costs			Unearned Premiums	Earned Premiums	Net investment income	(1) Current Year	(2) Prior Year			Premiums written
OneBeacon:
2002	$188.4	$7,149.4	$299.5	$1,269.5	$2,870.9	$300.7	$2,073.9	$57.4	$629.6	$2,877.0	$2,522.8
2001(1)	267.4	7,857.4	278.1 (3)	1,612.0	2,208.2	228.4	2,009.2	64.6	456.5	1,952.7	1,878.2
Consolidated reinsurance and other insurance operations:
2002	$56.5	$1,725.9	—	$244.9	$705.5	$57.7	$474.3	$32.6	$176.7	$367.9	$770.7
2001	45.9	1,670.2	—	202.5	447.9	51.7	381.4	38.7	127.8	481.8	487.2
2000	27.2	1,556.3	—	182.0	334.4	65.7	264.1	23.6	101.1	435.7	355.2
50%-or-less owned property and casualty investees:(2)
2002	$24.5	$125.8	—	$86.6	$167.0	$11.5	$113.2	$7.8	$47.6	$106.1	$178.7
2001	21.5	104.9	—	74.9	143.3	11.2	95.2	(1.8)	41.4	92.7	153.4
2000	18.8	101.1	—	64.8	127.1	11.8	91.9	(3.3)	37.2	89.0	132.7

(1)
The amounts shown in columns F through K represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

(2)
The amounts shown represent White Mountains' share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate. Excludes White Mountains' share of Montpelier, its 21% owned unconsolidated property and casualty reinsurance affiliate whose information is available publicly.

(3)
The amounts shown exclude unamortized fair value adjustments to reserves of $79.8 million and $56.0 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of OneBeacon for the years ended December 31, 2002 and 2001, respectively.

CERTIFICATIONS

I, Raymond Barrette, certify that:

1.
I have reviewed this annual report on Form 10-K/A of White Mountains Insurance Group, Ltd.;

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

May 13, 2003

/s/ Raymond Barrette President and Chief Executive Officer (Principal Executive Officer)

C-1

CERTIFICATIONS (continued)

I, David T. Foy, certify that:

1.
I have reviewed this annual report on Form 10-K/A of White Mountains Insurance Group, Ltd.;

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

May 13, 2003

/s/ David T. Foy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

C-2

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
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
CERTIFICATIONS
CERTIFICATIONS (continued)