Form 10-Q/A
period 2003-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-06-26
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 26, 2003, 9,002,397 common shares with a par value of $1.00 per share ("Common Shares") were outstanding.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (cost: $6,224.6 and $6,407.5)	$6,494.4	$6,669.1
Short-term investments, at amortized cost (which approximates fair value)	1,937.0	1,790.6
Common equity securities, at fair value (cost: $293.8 and $252.3)	291.1	275.0
Other investments (cost: $122.8 and $142.3)	147.5	164.7

Total investments	8,870.0	8,899.4
Cash	119.9	121.5
Reinsurance recoverable on unpaid losses	1,292.6	1,461.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,572.8	2,610.4
Reinsurance recoverable on paid losses	158.9	159.8
Insurance and reinsurance premiums receivable	816.9	830.5
Accounts receivable on unsettled investment sales	609.6	160.8
Deferred tax asset	397.0	430.0
Deferred acquisition costs	244.5	244.9
Investments in unconsolidated insurance affiliates	417.0	399.9
Investment income accrued	70.4	91.4
Ceded unearned premiums	189.7	163.9
Other assets	378.7	459.6

Total assets	$16,138.0	$16,033.6

Liabilities
Loss and loss adjustment expense reserves	$8,552.7	$8,875.3
Unearned insurance and reinsurance premiums	1,500.9	1,514.4
Debt	781.4	793.2
Accounts payable on unsettled investment purchases	1,061.4	495.2
Funds held under reinsurance treaties	169.8	262.4
Other liabilities	1,172.1	1,285.3

Total liabilities	13,238.3	13,225.8

Convertible preference shares	230.5	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries
Berkshire Hathaway Inc. (redemption value $300.0)	164.0	160.9
Other mandatorily redeemable preferred stock of subsidiaries (redemption value $20.0)	20.0	20.0

Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares;
issued and outstanding 8,357,087 and 8,351,387 shares	8.4	8.4
Paid-in surplus	1,128.2	1,126.2
Retained earnings	1,154.2	1,071.9
Accumulated other comprehensive income, after tax	196.5	206.7
Unearned compensation—restricted Common Share awards	(2.1)	(5.3)

Total common shareholders' equity	2,485.2	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$16,138.0	$16,033.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2003	2002
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$803.0	$959.4
Net investment income	78.6	86.7
Net realized gains (losses)	58.2	(.1)
Other revenue	24.5	40.0

Total revenues	964.3	1,086.0

Expenses:
Loss and loss adjustment expenses	522.6	706.4
Insurance and reinsurance acquisition expenses	157.9	190.7
General and administrative expenses	110.0	155.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	14.2	24.0
Interest expense	13.6	18.2

Total expenses	818.3	1,095.1

Pretax income (loss)	146.0	(9.1)
Tax (provision) benefit	(46.1)	13.0

Net income before minority interest, equity in earnings of affiliates and accounting changes	99.9	3.9
Dividends on mandatorily redeemable preferred stock of subsidiaries	(7.6)	(7.6)
Accretion of mandatorily redeemable preferred stock of subsidiary to face value	(3.1)	(2.4)
Equity in earnings of unconsolidated affiliates	12.9	1.0

Net income (loss) from continuing operations	102.1	(5.1)
Cumulative effect of changes in accounting principles	—	660.2

Net income	102.1	655.1

Net change in unrealized gains and losses for investments held	28.2	(33.4)
Net change in foreign currency translation	.6	(.8)
Recognition of unrealized gains and losses for investments sold	(39.0)	(1.3)

Comprehensive net income	$91.9	$619.6

Computation of net income available to common shareholders
Net income	$102.1	$655.1
Redemption value adjustment—Convertible Preference Shares	(11.5)	—

Net income available to common shareholders	$90.6	$655.1

Basic earnings per Common Share:
Net income (loss) from continuing operations	$10.94	$(.62)
Net income	10.94	80.09
Diluted earnings per Common Share:
Net income (loss) from continuing operations	$9.92	$(.62)
Net income	9.92	80.09

Dividends declared and paid per Common Share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	102.1	—	102.1	—	—
Other comprehensive income (loss), after tax	(10.2)	—	—	(10.2)	—
Redemption value adjustment—Convertible Preference Shares	(11.5)	—	(11.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	1.3	1.3	—	—	—
Issuances of Common Shares	.7	.7	—	—	—
Amortization of restricted Common Share awards	3.2	—	—	—	3.2

Balances at March 31, 2003	$2,485.2	$1,136.6	$1,154.2	$196.5	$(2.1)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	655.1	—	655.1	—	—
Other comprehensive income (loss), after tax	(35.5)	—	—	(35.5)	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	1.8	1.8
Issuance of Common Shares	4.8	4.8	—	—	—
Amortization of restricted Common Share awards	4.1	—	—	—	4.1

Balances at March 31, 2002	$2,066.6	$1,113.2	$1,001.9	$(31.1)	$(17.4)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2003	2002
	(millions)
Cash flows from operations:
Net income	$102.1	$655.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	—	(660.2)
Deferred income tax provision (benefit)	36.5	(15.4)
Net realized (gains) losses	(58.2)	.1
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	207.4	147.9
Net change in loss and loss adjustment expense reserves	(322.6)	(212.8)
Net change in insurance and reinsurance premiums receivable	13.6	78.6
Net change in unearned insurance and reinsurance premiums	(13.5)	(102.8)
Net change in deferred acquisition costs	.4	39.6
Net change in funds held under reinsurance treaties	(92.6)	(77.4)
Net change in other assets and liabilities	(62.4)	(85.4)

Net cash flows used for operations	(189.3)	(232.7)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(146.4)	994.3
Sales of fixed maturity investments	3,564.0	1,249.0
Maturities of fixed maturity investments	137.7	25.4
Sales of common equity securities and other investments	55.3	46.6
Purchases of fixed maturity investments	(3,437.4)	(1,967.8)
Purchases of common equity securities and other investments	(76.4)	(65.4)
Net change in unsettled investment purchases and sales	117.4	(.4)
Net (acquisitions) dispositions of property and equipment	(4.8)	.7

Net cash flows provided from investing activities	209.4	282.4

Cash flows from financing activities:
Repayments of debt	(6.5)	(49.0)
Cash dividends paid to common shareholders	(8.3)	(8.3)
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Proceeds from issuances of Common Shares	.7	.9

Net cash used for financing activities	(21.7)	(64.0)

Net decrease in cash during period	(1.6)	(14.3)
Cash balances at beginning of period	121.5	67.4

Cash balances at end of period	$119.9	$53.1

Supplemental cash flows information:
Interest paid	$(13.0)	$(13.7)
Net income taxes received	32.1	1.3
Common Shares issued in lieu of cash compensation (non-cash)	—	(3.9)

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

	Three Months Ended March 31,
	2003	2002
	Millions, except per share amounts
Net income as reported	$102.1	$655.1
Add: Share-based employee compensation expense included in reported net income, net of taxes	1.3	1.8
Deduct: Share-based employee compensation expense determined under fair value based method, net of taxes	—	—

Net income, pro forma	$103.4	$656.9

Earnings per share:
Basic—as reported	$10.94	$80.09
Basic—pro forma	11.09	80.30
Diluted—as reported	9.92	80.09
Diluted—pro forma	10.05	80.30

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
	Millions
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

Top Reinsurers	Balance at March 31, 2003	% of Total	A.M. Best Rating(2)
	(Dollars in millions)
Subsidiaries of Berkshire (NICO and GRC)	$2,552.2	72%	A++
Liberty Mutual and subsidiaries	245.5	7	A
Tokio Fire and Marine Insurance Company	62.7	2	A++
American Re-Insurance Company	44.6	1	A+
Aviva plc and its affiliates(1)	28.7	1	not rated

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

Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers	Balance at March 31, 2003	% of Total	A.M. Best Rating(2)
	(Dollars in millions)
Imagine Re(1)	$298.6	39%	A-
London Life(1)	135.4	17	A
Olympus(1)	52.8	7	A-
GRC and affiliates	34.8	4	A++
Federal Insurance Company	34.6	4	A++

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

Note 5.    Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
	2003	2002
	Millions
Investment income:
Fixed maturity investments	$73.8	$87.0
Short-term investments	3.9	1.1
Common equity securities	1.1	.9
Other	.9	(.8)

Total investment income	79.7	88.2
Less investment expenses and other charges	(1.1)	(1.5)

Net investment income, before tax	$78.6	$86.7

        The composition of realized investment gains (losses) for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
	2003	2002
	Millions
Fixed maturity investments	$42.9	$(.3)
Common equity securities	20.8	.8
Other investments	(5.5)	(.6)

Net realized investment gains (losses), before tax	58.2	(.1)
Income taxes attributable to realized investment gains and losses	19.6	(.8)

Net realized investment gains, after tax	$38.6	$.7

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

        The cost or amortized cost, gross unrealized gains and losses, and carrying values of White Mountains' investment securities (excluding short-term investments and investments in unconsolidated insurance affiliates) by category as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	Millions
Fixed maturity investments	$6,224.6	$294.4	$(24.6)	$6,494.4
Common equity securities	293.8	10.3	(13.0)	291.1
Other investments	122.8	28.3	(3.6)	147.5

Total	$6,641.2	$333.0	$(41.2)	$6,933.0

	December 31, 2002
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value
	Millions
Fixed maturity investments	$6,407.5	$282.9	$(21.3)	$6,669.1
Common equity securities	252.3	43.7	(21.0)	275.0
Other investments	142.3	28.3	(5.9)	164.7

Total	$6,802.1	$354.9	$(48.2)	$7,108.8

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

Note 6.    Debt

        White Mountains' debt outstanding as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
	Millions
Bank Facility:
Revolving loan	$125.0	$125.0
Tranche A term loan	79.8	85.0
Tranche B term loan	392.0	393.0
Tranche C term loan	143.1	143.4

Total Bank Facility	739.9	746.4
C-F seller note	25.0	25.0
Fund III notes	15.0	15.0
Other Debt	1.5	6.8

Total debt	$781.4	$793.2

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

        A reconciliation of taxes calculated using the 35% United States statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision (benefit) on pretax earnings follows:

	Three Months Ended March 31,
	2003	2002
	Millions
Tax provision (benefit) at the United States statutory rate	$51.0	$(3.2)
Differences in taxes resulting from:
Purchase price adjustments	—	(6.0)
Tax reserve adjustments	1.2	1.1
Non-United States net earnings	(3.9)	(5.5)
Other, net	(2.2)	.6

Total income tax provision (benefit) on pretax earnings	$46.1	$(13.0)

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

	Three months ended March 31,
	2003	2002
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$102.1	$(5.1)
Redemption value adjustment on Convertible Preference Shares	(11.5)	—

Net income (loss) from continuing operations available to common shareholders	$90.6	$(5.1)

Cumulative effect of changes in accounting principles	—	660.2

Net income available to common shareholders	$90.6	$655.1

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$90.6	$(5.1)
Other effects on diluted earnings(1)	(.6)	—

Net income (loss) from continuing operations available to common shareholders	$90.0	$(5.1)

Cumulative effect of changes in accounting principles	—	660.2

Adjusted net income available to common shareholders	$90.0	$655.1

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,282	8,180
Average outstanding dilutive Options and warrants to acquire Common Shares(2)	795	—

Diluted earnings (loss) per share denominator	9,077	8,180

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$10.94	$(.62)
Cumulative effect of changes in accounting principles	—	80.71

Net income	$10.94	$80.09

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$9.92	$(.62)
Cumulative effect of changes in accounting principles	—	80.71

Net income	$9.92	$80.09

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

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Significant intercompany transactions among White Mountains' segments have been eliminated herein. Certain amounts in the prior periods have been reclassified to conform with the current presentation. Financial information for White Mountains' segments follows:

	OneBeacon	Reinsurance	Other Operations	Total
	Millions
Three months ended March 31, 2003
Earned insurance and reinsurance premiums	$569.4	$225.7	$7.9	$803.0
Net investment income	64.7	13.0	.9	78.6
Net realized gains (losses)	57.8	.7	(.3)	58.2
Other revenue	.5	19.6	4.4	24.5

Total revenues	692.4	259.0	12.9	964.3

Loss and LAE	368.0	148.8	5.8	522.6
Insurance and reinsurance acquisition expenses	105.1	49.5	3.3	157.9
General and administrative expenses	80.2	14.2	15.6	110.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	14.2
Interest expense	—	.5	13.1	13.6

Total expenses	553.3	213.0	52.0	818.3

Pretax income (loss)	$139.1	$46.0	$(39.1)	$146.0

Three months ended March 31, 2002
Earned insurance and reinsurance premiums	$809.2	$143.1	$7.1	$959.4
Net investment income	77.5	11.1	(1.9)	86.7
Net realized gains (losses)	2.0	(2.9)	.8	(.1)
Other revenue	—	9.0	31.0	40.0

Total revenues	888.7	160.3	37.0	1,086.0

Loss and LAE	619.5	82.3	4.6	706.4
Insurance and reinsurance acquisition expenses	157.9	32.0	.8	190.7
General and administrative expenses	103.8	16.6	35.4	155.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	24.0	24.0
Interest expense	—	.5	17.7	18.2

Total expenses	881.2	131.4	82.5	1,095.1

Pretax income (loss)	$7.5	$28.9	$(45.5)	$(9.1)

Ending assets
March 31, 2003	$12,198.9	$3,769.1	$170.0	$16,138.0
December 31, 2002	$12,247.9	$3,621.6	$164.1	$16,033.6

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

Note 12.    Consolidating Financial Information

        In December 2001, White Mountains filed a definitive Form S-3 (the "Form S-3") with the Securities and Exchange Commission which will permit the Company or its wholly-owned subsidiary, Fund American, to offer up to $1.0 billion of debt securities, preference shares or trust preferred securities. The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to the Form S-3.The following tables present White Mountains' consolidating balance sheets as of March 31, 2003 and December 31, 2002 and statements of income and cash flows for the three months ended March 31, 2003 and 2002. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of March 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$46.7	$6,447.7	$—	$6,494.4
Short-term investments, at amortized cost	38.1	225.7	1,675.5	(2.3)	1,937.0
Common equity securities, at fair value	—	—	291.1	—	291.1
Other investments	30.1	45.7	71.7	—	147.5

Total investments	68.2	318.1	8,486.0	(2.3)	8,870.0
Cash	.2	76.0	43.8	(.1)	119.9
Reinsurance recoverable on paid and unpaid losses	—	9.0	4,015.3	—	4,024.3
Insurance and reinsurance premiums receivable	—	32.0	784.9	—	816.9
Accounts receivable on unsettled investment sales	—	—	609.6	—	609.6
Deferred tax asset	—	20.6	508.0	(131.6)	397.0
Deferred acquisition costs	(1.0)	3.3	242.2	—	244.5
Investments in subsidiaries	2,659.4	12,173.8	—	(14,776.2)	—
Investments in unconsolidated insurance affiliates	57.0	—	360.0	—	417.0
Investment income accrued	—	—	70.4	—	70.4
Ceded unearned premiums	—	2.2	187.5	—	189.7
Other assets	4.1	46.0	328.5	.1	378.7

Total assets	$2,730.9	$12,681.0	$15,636.2	$(14,910.1)	$16,138.0

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and loss adjustment expense reserves	$—	$67.3	$8,485.4	$—	$8,552.7
Unearned insurance and reinsurance premiums	—	21.1	1,479.8	—	1,500.9
Debt	—	9.5	771.9	—	781.4
Accounts payable on unsettled investment purchases	—	—	1,061.4	—	1,061.4
Funds held under reinsurance treaties	—	—	169.8	—	169.8
Other liabilities	15.2	227.4	1,063.4	(133.9)	1,172.1

Total liabilities	15.2	325.3	13,031.7	(133.9)	13,238.3

Convertible preference shares	230.5	—	—	—	230.5
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	164.0	—	184.0
Common shareholders' equity	2,485.2	12,335.7	2,440.5	(14,776.2)	2,485.2

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,730.9	$12,681.0	$15,636.2	$(14,910.1)	$16,138.0

Consolidating Balance Sheet as of December 31, 2002	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$47.2	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	222.6	1,555.0	(2.6)	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.7	44.9	89.1	—	164.7

Total investments	46.3	314.6	8,541.1	(2.6)	8,899.4
Cash	(.8)	41.5	80.9	(.1)	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Deferred tax asset	—	18.2	543.4	(131.6)	430.0
Deferred acquisition costs	(.3)	3.0	242.2	—	244.9
Investments in subsidiaries	2,500.9	11,779.9	—	(14,280.8)	—
Investments in unconsolidated affiliates	58.0	—	341.9	—	399.9
Investment income accrued	—	.7	90.7	—	91.4
Ceded unearned premiums	—	1.3	162.6	—	163.9
Other assets	42.9	54.8	361.9	—	459.6

Total assets	$2,647.0	$12,247.8	$15,553.9	$(14,415.1)	$16,033.6

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and loss adjustment expense reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Debt	5.1	9.7	778.4	—	793.2
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	224.7	1,179.8	(134.2)	1,285.3

Total liabilities	20.1	313.1	13,026.8	(134.2)	13,225.8

Convertible preference shares	219.0	—	—	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders' equity	2,407.9	11,914.7	2,366.2	(14,280.9)	2,407.9

Total liabilities, convertible preference share, minority interest and common shareholders' equity	$2,647.0	$12,247.8	$15,553.9	$(14,415.1)	$16,033.6

Consolidating Statement of Income for the Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$17.8	$785.2	$—	$803.0
Net investment income	.1	1.0	77.5	—	78.6
Net realized gains (losses)	(1.1)	1.5	57.8	—	58.2
Other revenue	(.7)	23.8	2.4	(1.0)	24.5

Total revenues	(1.7)	44.1	922.9	(1.0)	964.3

Loss and loss adjustment expenses	—	12.5	510.1	—	522.6
Insurance and reinsurance acquisition expenses	—	4.3	154.6	(1.0)	157.9
General and administrative expenses	6.0	4.2	99.8	—	110.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	.1	—	13.5	—	13.6

Total expenses	6.1	21.0	792.2	(1.0)	818.3

Pretax income (loss)	(7.8)	23.1	130.7	—	146.0
Income tax (provision) benefit	(1.2)	(.3)	(44.6)	—	(46.1)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(10.2)	—	(10.7)
Equity in earnings of subsidiaries	111.1	445.9	—	(557.0)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	12.9	—	12.9

Net income (loss)	$102.1	$468.2	$88.8	$(557.0)	$102.1

Consolidating Statement of Income for the Three Months Ended March 31, 2002	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$3.8	$955.6	$—	959.4
Net investment income	.3	.5	85.9	—	86.7
Net realized gains (losses)	—	2.2	(2.3)	—	(.1)
Other revenue	24.8	10.6	4.6	—	40.0

Total revenues	25.1	17.1	1,043.8	—	1,086.0

Loss and loss adjustment expenses	—	2.6	703.8	—	706.4
Insurance and reinsurance acquisition expenses	—	1.0	189.7	—	190.7
General and administrative expenses	13.6	1.5	140.7	—	155.8
Accretion of fair value adjustment to loss and	—	—	24.0	—	24.0
Interest expense	.1	3.3	14.8	—	18.2

Total expenses	13.7	8.4	1,073.0	—	1,095.1

Pretax income (loss)	11.4	8.7	(29.2)	—	(9.1)
Income tax (provision) benefit	—	(2.8)	15.8	—	13.0
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(9.5)	—	(10.0)
Equity in earnings of subsidiaries	627.4	3,098.1	—	(3,725.5)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	1.0	—	1.0
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2

Net income (loss)	$655.1	$3,103.5	$622.0	$(3,725.5)	$655.1

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income	$(9.0)	$22.3	$88.8	$102.1
Charges (credits) to reconcile net income to cash flows from operations:
Deferred income tax provision (benefit)	—	.1	36.4	36.5
Net realized gains (losses) on investments	1.1	(1.5)	(57.8)	(58.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(3.8)	211.2	207.4
Net change in loss and loss adjustment expense reserves	—	5.9	(328.5)	(322.6)
Net change in insurance and reinsurance premiums receivable	—	(3.4)	17.0	13.6
Net change in unearned insurance and reinsurance premiums	—	3.8	(17.3)	(13.5)
Net change in deferred acquisition costs	—	.4	—	.4
Net change in funds held under reinsurance treaties	—	—	(92.6)	(92.6)
Net change in other assets and liabilities	39.1	7.8	(109.3)	(62.4)

Net cash flows used for operations	31.2	31.6	(252.1)	189.3

Cash flows from investing activities:
Net increase in short-term investments	(22.5)	(3.4)	(120.5)	(146.4)
Sales of fixed maturity investments	—	1.7	3,562.3	3,564.0
Maturities of fixed maturity investments	—	—	137.7	137.7
Sales of common equity securities and other investments	—	—	55.3	55.3
Purchases of fixed maturity investments	—	—	(3,437.4)	(3,437.4)
Purchases of common equity securities and other investments	—	—	(76.4)	(76.4)
Net change in unsettled investment purchases and sales	—	—	117.4	117.4
Net acquisitions of property and equipment	—	—	(4.8)	(4.8)

Net cash flows provided from investing activities	(22.5)	(1.7)	233.6	209.4

Cash flows from financing activities:
Repayments of debt	—	—	(6.5)	(6.5)
Intercompany dividends	—	5.0	(5.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.7	—	—	.7

Net cash used for financing activities	(7.6)	4.5	(18.6)	(21.7)

Net decrease in cash during period	1.1	34.4	(37.1)	(1.6)
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.3	$75.8	$43.8	$119.9

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income	$27.7	$5.4	$622.0	655.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Deferred income tax provision (benefit)	—	—	(15.4)	(15.4)
Net realized gains (losses) on investments	.1	(2.3)	2.3	.1
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	22.2	125.7	147.9
Net change in loss and loss adjustment expense reserves	—	(1.4)	(211.4)	(212.8)
Net change in insurance and reinsurance premiums receivable	—	(2.8)	81.4	78.6
Net change in unearned insurance and reinsurance premiums	—	(26.5)	(76.3)	(102.8)
Net change in deferred acquisition costs	—	7.1	32.5	39.6
Net change in funds held under reinsurance treaties	—	—	(77.4)	(77.4)
Net change in other assets and liabilities	(7.0)	(1.5)	(76.9)	(85.4)

Net cash flows used for operations	4.5	.2	(237.4)	(232.7)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(.3)	44.0	950.6	994.3
Sales of fixed maturity investments	—	—	1,249.0	1,249.0
Maturities of fixed maturity investments	—	—	25.4	25.4
Sales of common equity securities and other investments	—	1.0	45.6	46.6
Purchases of fixed maturity investments	—	(44.8)	(1,923.0)	(1,967.8)
Purchases of common equity securities and other investments	(.1)	—	(65.3)	(65.4)
Net change in unsettled investment purchases and sales	—	—	(.4)	(.4)
Net (acquisitions) dispositions of property and equipment	(.2)	—	.9	.7

Net cash flows provided from investing activities	(.6)	.2	282.8	282.4

Cash flows from financing activities:
Repayments of debt	—	—	(49.0)	(49.0)
Intercompany dividends	4.0	1.0	(5.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.9	—	—	.9

Net cash used for financing activities	(3.4)	.5	(61.1)	(64.0)

Net decrease in cash during period	.5	.9	(15.7)	(14.3)
Cash balances at beginning of period	(.2)	1.2	66.4	67.4

Cash balances at end of period	$.3	$2.1	$50.7	$53.1

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

        White Mountains' management believes that the annualized percentage change in the Company's fully converted tangible book value per share represents a better measure of the increase in shareholder value than book value per share because fully converted tangible book value more closely reflects the intrinsic value of the Company. Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire Common Shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is derived by expanding the book value per share calculation to include (i) the effects of assumed conversion of all convertible securities and (ii) any remaining unamortized goodwill or deferred credits as of the applicable date. A table showing the details of White Mountains' fully converted tangible book value per share follows:

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

        White Mountains ended the first quarter of 2003 with a fully converted tangible book value per Common Share of $266.96, which represents an annualized increase of 15% (including dividends) over the fully converted tangible book value per Common Share of $258.82 as of December 31, 2002. Results of operations, including net realized gains, from its insurance and reinsurance subsidiaries contributed to White Mountains' increase in book value and in fully converted tangible book value during the first quarter of 2003. On a comparative basis, White Mountains' fully converted tangible book value decreased by an annualized rate of 6% (including dividends) during the first quarter of 2002, which resulted primarily from unrealized losses in White Mountains' fixed income portfolios.

Review of Consolidated Results

        A tabular summary of White Mountains' consolidated financial results for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31,
	2003	2002
	Millions
Earned insurance and reinsurance premiums	$803.0	$959.4
Net investment income	78.6	86.7
Net realized gains (losses)	58.2	(.1)
Other revenue	24.5	40.0

Total revenues	964.3	1,086.0

Loss and LAE	522.6	706.4
Insurance and reinsurance acquisition expenses	157.9	190.7
General and administrative expenses	110.0	155.8
Accretion of fair value adjustment to loss and LAE reserves	14.2	24.0
Interest expense	13.6	18.2

Total expenses	818.3	1,095.1

Pretax income (loss)	146.0	(9.1)
Income tax (provision) benefit	(46.1)	13.0
Accretion and dividends on mandatorily redeemable preferred stock of subsidiaries	(10.7)	(10.0)
Equity in earnings of unconsolidated affiliates	12.9	1.0

Net income (loss) from continuing operations	102.1	(5.1)
Cumulative effect of changes in accounting principles	—	660.2

Net income	102.1	655.1
Other comprehensive loss	(10.2)	(35.5)

Comprehensive net income	$91.9	$619.6

        Earned insurance and reinsurance premiums totalled $803.0 million for first quarter of 2003 versus $959.4 million for the comparable 2002 period. The decrease in earned premiums from the 2002 period to the 2003 period resulted primarily from the effect of the Renewal Rights Agreement on OneBeacon's operations. See "Summary of Operations by Segment" for a further discussion of earned insurance and reinsurance premiums by White Mountains' segments and lines of business.

        Net investment income totalled $78.6 million for first quarter of 2003 versus $86.7 million for the comparable 2002 period. The decrease in net investment income from the 2002 period to the 2003 period resulted primarily from lower average net invested assets in OneBeacon's investment portfolio as it gradually shrunk with the run-off of OneBeacon's non-core book. White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its operating subsidiaries and dividend income from its equity investments. White Mountains manages all of its investments through its wholly owned subsidiary, WM Advisors, therefore, a discussion of White Mountains' consolidated investment operations is provided below after the discussion of operations by segment.

        Net realized gains (losses) totalled $58.2 million and $(.1) million for the three months ended March 31, 2003 and 2002, respectively, which resulted principally from sales of fixed maturity investments during both periods. See the "Summary of Investment Operations" below for a discussion of realized investment gains (losses).

        Other revenues totalled $24.5 million and $40.0 million for the 2003 and 2002 first quarters, respectively. Other revenues recorded in the 2003 first quarter includes $18.0 million in fees and commissions generated by WMU, a $2.9 million gain from the sale of real estate and $1.5 million in fees generated by Fund American Re. Other revenue recorded for 2002 consisted primarily of $25.3 million in interest receivable on amounts due resulting from Internal Revenue Service examinations which were finalized during the period, $7.9 million in fees and commissions generated by WMU and a $5.5 million gain on the sale of real estate.

        Losses and LAE totalled $522.6 million for first quarter of 2003 versus $706.4 million for the comparable 2002 period. The decrease in losses and LAE from the 2002 period to the 2003 period resulted primarily from the effect of the Renewal Rights Agreement on OneBeacon's operations. See "Summary of Operations by Segment" for a further discussion of losses and LAE.

        Insurance and reinsurance acquisition expenses, which consist primarily of insurance and reinsurance brokerage and commission expenses, totalled $157.9 million for the first quarter of 2003 versus $190.7 million for the comparable 2002 period. The decrease in these insurance expenses from the 2002 period to the 2003 period is primarily attributable to the effect of the Renewal Rights Agreement on OneBeacon's operations. See "Summary of Operations by Segment" for a further discussion of insurance and reinsurance acquisition expenses.

        General and administrative expenses totalled $110.0 million for the first quarter of 2003 versus $155.8 million for the 2002 comparable period. A majority of this decrease from the 2002 period to the 2003 period is due to a reduction in work force at OneBeacon as a result of the Renewal Rights Agreement. See "Summary of Operations by Segment" for a further discussion of general and administrative expenses.

        General and administrative expenses includes amounts recognized under White Mountains' share-based compensation plans. These plans, consisting primarily of performance shares are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board of Directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains' performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten-year U.S. Treasury note plus 700 basis points at the time of grant (11% for the 2003 grant). White Mountains' policy is to expense all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of return includes the full expense of all outstanding share-based compensation awards. During the first three months of 2003 and 2002, White Mountains recorded compensation charges of $16.2 million and $20.0 million, respectively, for outstanding performance shares. In addition, White Mountains issued 94,500 Restricted Shares in 2001 and issued a one-time award of 81,000 Options during 2000. During the first three months of 2003 and 2002, White Mountains recorded compensation charges relating to Options of $1.3 million and $1.8 million, respectively, and recorded compensation expense charges relating to Restricted Shares of $3.2 million and $4.1 million, respectively.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust OneBeacon's loss and LAE reserves and the related reinsurance recoverables to fair value which resulted in a reduction of $646.9 million and $346.9 million, respectively, on OneBeacon's balance sheet at June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period that the claims are expected to be settled. As a result, White Mountains recognized $14.2 million and $24.0 million of accretion to loss and LAE reserves during the first three months of 2003 and 2002, respectively. White Mountains will accrete the remaining $150.0 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the Acquisition.

        Interest expense totalled $13.6 million for the first quarter of 2003 versus $18.2 million for the first quarter of 2002. The decrease in interest expense from 2002 to 2003 primarily resulted from the repayment of the Seller Note in November, 2002. See "Summary of Operations by Segment" for a further discussion of interest expense by White Mountains' segments and lines of business.

        White Mountains recorded a provision for income taxes of $46.1 million for the first quarter of 2003 versus a benefit from income taxes of $13.0 million for the first quarter of 2002. The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

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

        White Mountains recorded accretion and dividends on subsidiary preferred stock of $3.1 million and $7.6 million, respectively, for the 2003 first quarter versus $2.4 million and $7.6 million for the first quarter of 2002. The accretion of preferred stock represents a charge to the income statement to accrete the carrying value of preferred stock issued to Berkshire Hathaway Inc. (the "Berkshire Preferred Stock") on June 1, 2001 from its recorded value (currently $164.0 million) to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term. This charge has no impact on White Mountains' computation of book value per Common Share. The preferred stock dividends represent dividends declared and paid on the Berkshire Preferred Stock as well as $20.0 million in preferred stock issued by a subsidiary of the Company in connection with the Acquisition.

        Equity in earnings of unconsolidated affiliates increased from $1.0 million in the first quarter of 2002 to $12.9 million in the first quarter of 2003. White Mountains' investment in Montpelier contributed $11.5 million and $1.9 million during the 2003 and 2002 periods, respectively, and OneBeacon's investment in MSA contributed $1.4 million and $(.9) million during the 2003 and 2002 periods, respectively. See "Summary of Operations by Segment" for a further discussion of results from White Mountains' investment in Montpelier.

        On January 1, 2002, in accordance with SFAS No. 141, White Mountains recognized all its unamortized deferred credits of $682.5 million, which amounted to $641.4 million at its holding companies, primarily related to its acquisition of OneBeacon, and $41.1 million from acquisition activities at Folksamerica. White Mountains also recognized a $22.3 million transitional impairment loss in accordance with SFAS No. 142, primarily related to goodwill associated with Folksamerica's acquisition of Risk Capital Operations. All of these items were recognized through the income statement as a cumulative effect of a change in accounting principle.

        Other comprehensive losses of $10.2 million for the three months ended March 31, 2003 was primarily the result of $39.0 million of gains realized on the sale of investments, partially offset by unrealized gains on investments held of $28.2 million, primarily due to the effect of decreasing interest rates during the period on the Company's fixed maturity investments. Other comprehensive losses of $35.5 million for the three months ended March 31, 2002 was primarily due to the effect of increasing interest rates during the period on the Company's fixed maturity investments.

Summary of Operations by Segment

        White Mountains conducts its operations through three segments: (i) "OneBeacon" (consisting solely of the operations of OneBeacon and its unconsolidated investment in MSA), (ii) "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and (iii) "Other Operations" (consisting of Peninsula, American Centennial, British Insurance Company, Esurance and the operations of the Company and its intermediate subsidiary holding companies). White Mountains' segment information is presented below:

Three months ended March 31, 2003	OneBeacon	Reinsurance	Other Operations	Total
	Millions
Earned insurance and reinsurance premiums	$569.4	$225.7	$7.9	$803.0
Net investment income	64.7	13.0	.9	78.6
Net realized gains (losses)	57.8	.7	(.3)	58.2
Other revenue	.5	19.6	4.4	24.5

Total revenues	692.4	259.0	12.9	964.3

Loss and LAE	368.0	148.8	5.8	522.6
Insurance and reinsurance acquisition expenses	105.1	49.5	3.3	157.9
General and administrative expenses	80.2	14.2	15.6	110.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	14.2
Interest expense	—	.5	13.1	13.6

Total expenses	553.3	213.0	52.0	818.3

Pretax income (loss)	$139.1	$46.0	$(39.1)	$146.0

Three months ended March 31, 2002
Earned insurance and reinsurance premiums	$809.2	$143.1	$7.1	$959.4
Net investment income	77.5	11.1	(1.9)	86.7
Net realized gains (losses)	2.0	(2.9)	.8	(.1)
Other revenue	—	9.0	31.0	40.0

Total revenues	888.7	160.3	37.0	1,086.0

Loss and LAE	619.5	82.3	4.6	706.4
Insurance and reinsurance acquisition expenses	157.9	32.0	.8	190.7
General and administrative expenses	103.8	16.6	35.4	155.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	24.0	24.0
Interest expense	—	.5	17.7	18.2

Total expenses	881.2	131.4	82.5	1,095.1

Pretax income (loss)	$7.5	$28.9	$(45.5)	$(9.1)

I. OneBeacon

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's four underwriting units for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Personal	Commercial	Specialty	Total Core	Non-Core	Total
GAAP Ratios(1)
Loss and LAE	65%	63%	55%	62%	77%	65%
Expense	30%	37%	31%	32%	34%	32%

Total Combined	95%	100%	86%	94%	111%	97%

	Dollars in millions
Net written premiums	$201.3	$120.5	$128.0	$449.8	$44.4	$494.2
Earned insurance premiums	$235.6	$109.1	$118.4	$463.1	$106.3	$569.4
Three Months Ended March 31, 2002	Personal	Commercial	Specialty	Total Core	Non-Core	Total
GAAP Ratios(1)
Loss and LAE	80%	70%	54%	72%	84%	77%
Expense	25%	32%	34%	28%	38%	32%

Total Combined	105%	102%	88%	100%	122%	109%

	Dollars in millions
Net written premiums	$297.4	$138.7	$103.4	$539.5	$176.3	$715.8
Earned insurance premiums	$236.5	$155.1	$98.4	$490.0	$319.2	$809.2

(1)
A key measure of relative performance for an insurance company is the combined ratio. A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and (ii) the ratio of acquisition and other expenses to earned premiums (the "expense ratio").

        OneBeacon's results for the three months ended March 31, 2003 improved from the first quarter of 2002. Improved pricing and other market conditions, as well as continued effects of actions taken since the Acquisition have contributed to the improvements. OneBeacon's total GAAP combined ratio, including non-core business, was 97% for the three months ended March 31, 2003 compared to 109% for the first quarter of 2002. This includes the full cost of OneBeacon's long-term incentive compensation, which amounted to 3 points on the combined ratio in the quarter. Net written premiums and earned premiums on OneBeacon's total business were down to $494.2 million and $569.4 million, respectively, for the three months ended March 31, 2003 from $715.8 million and $809.2 million, respectively, for the first quarter of 2002, primarily due to the decrease in business volume resulting from the Renewal Rights Agreement.

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

        General and administrative expenses totalled $80.2 million for the three months ended March 31, 2003, which is down from $103.8 million in the first quarter of 2002. Of this decrease, $15.9 million related to reductions in headcount (excluding new operations, such as AutoOne Insurance). Since the Acquisition, White Mountains has focused on taking the steps necessary to improve the underwriting, pricing and claims functions so that OneBeacon could produce acceptable loss ratios. Having accomplished this, management has shifted its focus in 2003 toward reducing expenses to enable OneBeacon to sustain long-term profitability. Accordingly, general and administrative expenses for the remainder of 2003 should continue to reflect the effects of these expense reduction initiatives.

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

        Throughout its personal lines business, OneBeacon has focused on improving its underwriting and pricing. During the three months ended March 31, 2003, OneBeacon continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. As a result, OneBeacon achieved average price increases of 10% and 8% in automobile and homeowners, respectively, in the three months ended March 31, 2003, including the effects of rate and rate pursuit actions in the first quarter of 2003 and throughout 2002. OneBeacon's core personal lines written premium volume for the three months ended March 31, 2003 decreased 32% as compared to the first quarter of 2002 due principally to the transfer of OneBeacon's private passenger automobile business in New Jersey to a newly formed reciprocal carrier, New Jersey Skylands Insurance Association (together with New Jersey Insurance Company, "New Jersey Skylands") and also decreased assignments from the NYAIP at AutoOne Insurance. Excluding business transferred to New Jersey Skylands and decreased premium volume at AutoOne Insurance, OneBeacon's core personal lines written premium volume decreased 19% from written premium for the first quarter of 2002. This decrease is partially due to actions to reduce exposure to windstorms on its total insured property values located in coastal areas, representing a 5% decrease. The decrease was also due to the conversion of certain New York private passenger automobile policies from one year policy terms to six month policy terms, which did not have a material impact on earned premiums for the three months ended March 31, 2003.

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

        Commercial lines results improved in the first three months of 2003 due to the positive impact of underwriting and pricing initiatives. However, the level of improvement was mitigated by the effects of significant decreases in OneBeacon's premium base which resulted in increased expense ratios for the first quarter of 2003 compared to the first quarter of 2002. The level of improvement was also reduced by the effects of the run-off of old workers compensation and liability business. Contributing to the improvements in commercial lines results were changes in business mix away from historically less profitable lines such as workers compensation. Additionally, OneBeacon shifted away from certain classes of risks within its business lines that have historically been less profitable, such as contractors, transportation and non-durable wholesalers, to more profitable classes of risk, such as service providers, retailers and light manufacturers. Premium written for the first three months of 2003 decreased 13% from the first quarter of 2002 primarily due to actions to reduce the concentration of risks subject to terrorism exposure, including a 24% drop in total insured values in 11 major cities, as well as continued efforts to re-underwrite the commercial book. Price increases of 15% were achieved for business written during the first three months of 2003 as compared to 21% for the first quarter of 2002. The commercial lines' expense ratio for the three months ended March 31, 2003 increased from that for the first quarter of 2002 due to the greater rate of decrease in earned premiums than in expenses.

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

        Overall results for specialty businesses were excellent with written premiums growing due to rate increases, high renewal retentions and new business and also favorable weather conditions. During the three months ended March 31, 2003, OneBeacon wrote specialty lines premiums of $128.0 million, a

24% increase as compared to $103.4 million written during the first quarter of 2002. The first quarter 2003 written premiums included $20.3 million of new written premiums from OBPP, which commenced operations in February 2002. OBPP's written premiums in the first quarter of 2003 were primarily for professional liability and medical provider excess markets coverages. OBPP focuses on providing small and middle market professional liability coverages with high attachment points and small limits of coverage. Specialty lines written premium also includes $55.4 million from National Farmers Union which provides farm insurance, representing a 8% increase in written premium compared to the first quarter of 2002. Written premiums of $23.5 million from IMU were relatively flat with that for the comparable 2002 period. Written premiums from Agri declined to $23.9 million, representing a 10% decrease as compared to the first quarter of 2002.

Non-core Operations

        Results for OneBeacon's non-core operations during the first quarter of 2003 were improved from the first quarter of 2002 despite an increase of $5.6 million in prior accident year reserves on business subject to the Renewal Rights Agreement, which added 5 points to the Non-core combined ratio. Written premiums and earned insurance premiums decreased to $44.4 million and $106.3 million for the three months ended March 31, 2003, from $176.3 million and $319.2 million for the first quarter of 2002, respectively.

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

II. Reinsurance

        As described above, White Mountains' Reinsurance segment consists of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier. A tabular summary of White Mountains' financial results from its Reinsurance segment for the three months ended March 31, 2003 and 2002 follows:

Three months ended March 31, 2003	Folksamerica	Fund American Re	WMU	Montpelier	Total
	Millions
Earned insurance and reinsurance premiums	$208.0	$17.7	$—	$—	$225.7
Net investment income	12.6	.4	—	—	13.0
Net realized gains (losses)	.2	1.7	(.2)	(1.0)	.7
Other revenue	—	1.5	18.1	—	19.6

Total revenues	220.8	21.3	17.9	(1.0)	259.0

Loss and LAE	136.3	12.5	—	—	148.8
Insurance and reinsurance acquisition expenses	45.2	4.3	—	—	49.5
General and administrative expenses	10.1	3.1	1.0	—	14.2
Interest expense	.5	—	—	—	.5

Total expenses	192.1	19.9	1.0	—	213.0

Pretax income (loss)	$28.7	$1.4	$16.9	$(1.0)	$46.0

Three months ended March 31, 2002
Earned insurance and reinsurance premiums	$139.3	$3.8	$—	$—	$143.1
Net investment income	10.7	.4	—	—	11.1
Net realized losses	(2.9)	—	—	—	(2.9)
Other revenue	—	1.1	7.9	—	9.0

Total revenues	147.1	5.3	7.9	—	160.3

Loss and LAE	79.7	2.6	—	—	82.3
Insurance and reinsurance acquisition expenses	31.0	1.0	—	—	32.0
General and administrative expenses	15.0	1.1	.5	—	16.6
Interest expense	.5	—	—	—	.5

Total expenses	126.2	4.7	.5	—	131.4

Pretax income	$20.9	$.6	$7.4	$—	$28.9

Folksamerica

        Folksamerica's GAAP combined ratio was 95% for the three months ended March 31, 2003 compared to 91% (103% when excluding a $17.0 million reduction in a recoverable allowance originally established in connection with the PCA acquisition) for the three months ended March 31, 2002. The allowance was initially established in 2000 and relates to a recoverable resulting from PCA's claims against the Second Injury Fund. The Company did not participate in the Second Injury Fund prior to the acquisition of PCA, nor is such a recoverable allowance likely to occur in the future because the Second Injury Fund was placed into run-off in 1998. Because Folksamerica's unadjusted first quarter 2002 GAAP combined ratio includes this reinsurance recoverable adjustment, it does not accurately reflect the profitability from operations in the first quarter of 2002. Excluding this reversal, the improvement in Folksamerica's combined ratio from the first quarter of 2002 to the first quarter of 2003 resulted primarily from more favorable terms and conditions in the reinsurance marketplace. The following table provides GAAP combined ratios for Folksamerica for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
GAAP ratios:
Loss and LAE	66%	57%
Expense	29	34

Total Combined(2)	95%	91%

Dollars in millions
Net written premiums	$238.5	$146.4
Earned reinsurance premiums	$208.0	$139.3

(1)
Folksamerica's GAAP combined ratio for the three months ended March 31, 2002 was 103% when excluding a reduction in a recoverable allowance originally established in connection with the PCA acquisition.

        Folksamerica's net written and earned premiums were $238.5 million and $208.0 million for the three months ended March 31, 2003, respectively, representing an increase of approximately 63% and 49% over the comparable period in 2002. The increase was due to more adequate price levels on renewed contracts and increased shares on renewed contracts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. White Mountains expects this trend to continue in 2003, particularly considering the announced withdrawal from the market of several reinsurers and the potential effect of negative rating agency actions.

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

        Folksamerica's reinsurance acquisition expenses increased from $31.0 million in the first quarter of 2002 to $45.2 million in the 2003 period, primarily due to the increase in Folksamerica' premium volume in 2003, as alluded to above. General and administrative expenses were $10.1 million for the first quarter of 2003, compared to $15.0 million in the 2002 period.

Fund American Re

        Fund American Re's results for the three months ended March 31, 2003 were primarily comprised of $17.7 million of earned premiums ($20.9 million written) offset by loss and LAE of $12.5 million, acquisition expenses of $4.3 million and general and administrative expenses of $3.1 million. Fund American Re's results also includes $1.5 million in service fee revenues related to contracts acquired as part of Fund American Re's purchase of the international reinsurance operations of Folksam International in December 2001.

        Fund American Re's results for the first quarter of 2002, were primarily comprised of $3.8 million of earned premiums ($14.1 million written) and $1.1 million of service fee revenues offset by loss and LAE of $2.6 million, acquisition expenses of $1.0 million and general and administrative expenses of $1.1 million.

WMU

        WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. During the first three months of 2003, WMU placed $59.1 million in written premiums with Olympus and recorded $7.1 million and $10.9 million of advisory fees and profit commissions from Olympus. WMU also incurred $1.0 million of general and administrative expenses for the three months ended March 31, 2003. For the first quarter of 2002, WMU recorded commissions of $7.9 million and general and administrative expenses of $.5 million. WMU's revenues exclude intra-segment commissions of $4.3 million and $1.6 million it received from Folksamerica for the three months ended March 31, 2003 and 2002, respectively.

Montpelier

        Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of March 31, 2003. Pre-tax amounts recorded by White Mountains relating to its investment in Montpelier as of and for the three months ended March 31, 2003 and 2002 follow:

For the three months ended March 31, 2003	Common shares	Warrants	Total
	Millions
White Mountains' investment in Montpelier as of December 31, 2002	$213.8	$58.0	$271.8
Realized loss from Montpelier warrants	—	(1.0)	(1.0)
Equity in earnings from Montpelier common shares(1)	17.7	—	17.7
Equity in net unrealized investment losses from Montpelier's investment portfolio	(.1)	—	(.1)

White Mountains' investment in Montpelier as of March 31, 2003	$231.4	$57.0	$288.4

	Common shares	Warrants	Total
	Millions
For the three months ended March 31, 2003
White Mountains' investment in Montpelier as of December 31, 2001	$177.4	$—	$177.4
Equity in earnings from Montpelier common shares(1)	2.9	—	2.9
Equity in net unrealized investment losses from Montpelier's investment portfolio	(2.8)	—	(2.8)

White Mountains' investment in Montpelier as of March 31, 2002	$177.5	$—	$177.5

Fair Value of White Mountains' investment in Montpelier as of March 31, 2003	$304.6	$57.0	$361.6

(1)
After-tax equity in earnings from Montpelier common shares were $11.5 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.

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

III. Other Operations

        As previously discussed, "Other Operations" consists of Peninsula, American Centennial, British Insurance Company and Esurance, as well as, the operations of the Company and the Company's intermediate subsidiary holding companies.

Peninsula, American Centennial, British Insurance Company and Esurance

        Peninsula, a Maryland-domiciled property and casualty insurer which writes both personal and commercial lines in Maryland, Delaware and Virginia, had net written premiums and earned premiums of $8.5 million and $7.9 million, respectively, for the three months ended March 31, 2003, compared to $7.7 million and $7.1 million, respectively, for the three months ended March 31, 2002, respectively. Peninsula's loss and LAE increased to $5.8 million for the three months ended March 31, 2003 from $4.6 million for the first quarter of 2002.

        Written premiums and earned insurance and reinsurance premiums for American Centennial and British Insurance Company were not significant for the three months ended March 31, 2003 or for the three months ended March 31, 2002 as those companies are currently in run-off.

        Substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains. Premium and loss and LAE are included in the underwriting unit that ultimately retains the risk under the policy written through Esurance. For the three months ended March 31, 2003, Esurance recorded insurance acquisition expenses and general and administrative expenses of $2.4 million and $7.4 million, respectively. During the first quarter of 2002, Esurance recorded general and administrative expenses of $7.4 million. Management expects that Esurance will become profitable during 2004.

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

        Holding company general and administrative expenses of $5.8 million and $25.6 million in the first quarters of 2003 and 2002, respectively, consisted primarily of share-based compensation expenses of holding company employees, including performance shares, Options and Restricted Shares.

Summary of Investment Operations

Overview

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

        A breakdown of White Mountains' investment portfolio as of March 31, 2003 and December 31, 2002 follows:

	March 31, 2003		December 31, 2002
	Dollars in millions
Fixed maturity investments	$6,494.4	73%	$6,669.1	75%
Short-term investments	1,937.0	22	1,790.6	20
Common equity securities	291.1	3	275.0	3
Other investments	147.5	2	164.7	2

Total investments	$8,870.0	100%	$8,899.4	100%

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

Results

        White Mountains was pleased with its overall investment results during the first quarter of 2003. White Mountains' fixed maturity portfolios achieved positive returns while avoiding credit problems and its investments in common equity securities generated gains for the quarter despite large losses generally experienced in the U.S. markets. White Mountains' total net pretax investment returns for the three months ended March 31, 2003 and 2002 are shown below:

	Three Months ended March 31,
	2003	2002
	Millions
Net investment income	$78.6	$86.7
Net realized gains (losses) on investments	$58.2	$(.1)

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

Other-than-temporary impairment

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2003 (excluding short-term investments):

	March 31, 2003
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	100	5	18	123
Market value	$668.8	$26.9	$22.4	$718.1
Amortized cost	$691.3	$28.0	$23.4	$742.7
Unrealized loss	$(22.5)	$(1.1)	$(1.0)	$(24.6)

Common equity securities:
Number of positions	37	16	1	54
Market value	$46.2	$68.6	$.5	$115.3
Cost	$53.5	$74.2	$.6	$128.3
Unrealized loss	$(7.3)	$(5.6)	$(.1)	$(13.0)

Other investments:
Number of positions	7	4	2	13
Market value	$16.0	$11.3	$2.0	$29.3
Cost	$18.5	$12.3	$2.1	$32.9
Unrealized loss	$(2.5)	$(1.0)	$(.1)	$(3.6)

Total:
Number of positions	144	25	21	190
Market value	$731.0	$106.8	$24.9	$862.7
Amortized cost	$763.3	$114.5	$26.1	$903.9
Unrealized loss	$(32.3)	$(7.7)	$(1.2)	$(41.2)

% of total gross unrealized losses	78%	19%	3%	100%

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

Financing

        The following table summarizes White Mountains' capital structure as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
	Millions
Bank Facility	$739.9	$746.4
Other debt	41.5	46.8

Total debt	$781.4	$793.2

Common shareholders' equity	2,485.2	2,407.9
Convertible preference shares	230.5	219.0
Mandatorily redeemable preferred stock of subsidiaries	184.0	180.9

Total capitalization	$3,681.1	$3,601.0

Debt to total capitalization	21%	22%

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains has primarily accessed the debt and equity markets in connection with acquisitions, most notably the acquisition of OneBeacon in June 2001.

Contractual Obligations and Covenants

        Below is a schedule of White Mountains' material contractual obligations and commitments as of March 31, 2003:

March 31, 2003	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	Millions
Debt	$29.1	$32.0	$60.0	$645.3	$15.0	$781.4
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations(1)	$29.1	$32.0	$60.0	$645.3	$335.0	$1,101.4

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

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: June 26, 2003	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

CERTIFICATIONS

I, Raymond Barrette, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of White Mountains Insurance Group, Ltd.;

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

June 26, 2003

/s/ Raymond Barrette
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS (continued)

I, David T. Foy, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of White Mountains Insurance Group, Ltd.;

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

June 26, 2003

/s/ David T. Foy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QuickLinks

Table of Contents
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Unaudited
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY Unaudited
WHITE MOUNTAINS INSURANCE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote by Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS (continued)