Form 10-Q
period 2003-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-08-04
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 4, 2003, 9,002,395 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 6,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (cost: $6,320.6 and $6,407.5)	$6,638.7	$6,669.1
Short-term investments, at amortized cost (which approximates fair value)	2,197.0	1,790.6
Common equity securities, at fair value (cost: $332.3 and $252.3)	376.5	275.0
Other investments (cost: $174.8 and $142.3)	212.8	164.7

Total investments	9,425.0	8,899.4
Cash	136.9	121.5
Reinsurance recoverable on unpaid losses	1,286.2	1,445.2
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,528.2	2,626.7
Reinsurance recoverable on paid losses	150.3	159.8
Insurance and reinsurance premiums receivable	841.0	830.5
Accounts receivable on unsettled investment sales	1,466.7	160.8
Deferred tax asset	332.1	430.0
Deferred acquisition costs	239.3	244.9
Investments in unconsolidated insurance affiliates	456.7	399.9
Investment income accrued	73.1	91.4
Ceded unearned premiums	163.7	163.9
Other assets	423.2	459.6

Total assets	$17,522.4	$16,033.6

Liabilities
Loss and loss adjustment expense reserves	$8,286.5	$8,875.3
Unearned insurance and reinsurance premiums	1,433.8	1,514.4
Debt	740.5	793.2
Accounts payable on unsettled investment purchases	2,587.0	495.2
Funds held under reinsurance treaties	184.8	262.4
Other liabilities	1,233.2	1,285.3

Total liabilities	14,465.8	13,225.8

Convertible preference shares	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries
Berkshire Hathaway Inc. (redemption value $300.0)	167.3	160.9
Other mandatorily redeemable preferred stock of subsidiaries (redemption value $20.0)	20.0	20.0

Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 9,002,395 and 8,351,387 shares	9.0	8.4
Paid-in surplus	1,395.3	1,126.2
Retained earnings	1,192.3	1,071.9
Accumulated other comprehensive income, after tax:
Unrealized gains on investments	280.3	213.9
Unrealized foreign currency translation losses	(5.7)	(7.2)
Unearned compensation—restricted Common Share awards	(1.9)	(5.3)

Total common shareholders' equity	2,869.3	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$17,522.4	$16,033.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$755.2	$898.4	$1,558.2	$1,857.8
Net investment income	73.0	101.4	151.6	188.1
Net realized gains (losses)	90.0	(2.5)	148.2	(2.6)
Other revenue	22.9	12.4	47.4	52.4

Total revenues	941.1	1,009.7	1,905.4	2,095.7

Expenses:
Loss and loss adjustment expenses	511.4	666.6	1,034.0	1,373.0
Insurance and reinsurance acquisition expenses	149.5	192.4	307.4	386.3
General and administrative expenses	129.4	118.9	239.4	271.5
Accretion of fair value adjustment to loss and loss adjustment expense reserves	14.2	27.4	28.4	51.4
Interest expense	12.5	17.5	26.1	35.7

Total expenses	817.0	1,022.8	1,635.3	2,117.9

Pretax income (loss)	124.1	(13.1)	270.1	(22.2)
Tax benefit (provision)	(44.7)	6.0	(90.8)	19.0

Net income (loss) before minority interest, equity in earnings of affiliates and accounting changes	79.4	(7.1)	179.3	(3.2)
Dividends on mandatorily redeemable preferred stock of subsidiaries	(7.5)	(7.5)	(15.1)	(15.1)
Accretion of mandatorily redeemable preferred stock of subsidiary to face value	(3.3)	(2.6)	(6.4)	(5.0)
Equity in earnings of unconsolidated insurance affiliates	15.8	3.6	28.7	4.6

Net income (loss) from continuing operations	84.4	(13.6)	186.5	(18.7)
Cumulative effect of changes in accounting principles	—	—	—	660.2
Excess of fair value of acquired net assets over cost	—	7.1	—	7.1

Net income (loss)	84.4	(6.5)	186.5	648.6

Net change in unrealized gains and losses for investments held	130.6	150.1	158.6	116.7
Net change in foreign currency translation	.9	(1.2)	1.5	(2.0)
Recognition of unrealized gains and losses for investments sold	(53.4)	(5.6)	(92.2)	(6.9)

Comprehensive net income	$162.5	$136.8	$254.4	$756.4

Computation of net income (loss) available to common shareholders
Net income (loss)	$84.4	$(6.5)	$186.5	$648.6
Redemption value adjustment—Convertible preference shares	(38.0)	—	(49.5)	—

Net income (loss) available to common shareholders	$46.4	$(6.5)	$137.0	$648.6

Basic earnings per Common Share:
Net income (loss) from continuing operations	$5.38	$(1.66)	$16.21	$(2.29)
Net income (loss)	5.38	(0.79)	16.21	79.25
Diluted earnings per Common Share:
Net income (loss) from continuing operations	$4.77	$(1.68)	$14.56	$(2.31)
Net income (loss)	4.77	(0.81)	14.56	79.23
Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Unaudited

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	186.5	—	186.5	—	—
Other comprehensive income, after tax	67.9	—	—	67.9	—
Redemption value adjustment—Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	3.7	3.7	—	—	—
Issuances of Common Shares	269.5	271.5	—	—	(2.0)
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Amortization of restricted Common Share awards	5.4	—	—	—	5.4

Balances at June 30, 2003	$2,869.3	$1,404.3	$1,192.3	$274.6	$(1.9)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	648.6	—	648.6	—	—
Other comprehensive income, after tax	107.8	—	—	107.8	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	(.6)	(.6)
Issuance of Common Shares	4.9	4.9	—	—	—
Amortization of restricted Common Share awards	8.1	—	—	—	8.1

Balances at June 30, 2002	$2,205.1	$1,110.9	$995.4	$112.2	$(13.4)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
	2003	2002
	(millions)
Cash flows from operations:
Net income	$186.5	$648.6
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	—	(660.2)
Excess of fair value of acquired assets over cost	—	(7.1)
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	15.1	15.1
Deferred income tax provision (benefit)	71.8	(13.6)
Net realized (gains) losses	(148.2)	2.6
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	267.0	87.7
Net change in loss and loss adjustment expense reserves	(588.8)	(363.6)
Net change in insurance and reinsurance premiums receivable	(10.5)	158.3
Net change in unearned insurance and reinsurance premiums	(80.6)	(163.0)
Net change in deferred acquisition costs	5.6	47.6
Net change in funds held under reinsurance treaties	(77.6)	(68.9)
Net change in other assets and liabilities	29.3	11.2

Net cash flows used for operations	(330.4)	(305.3)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(406.4)	1,111.2
Sales of fixed maturity investments	13,875.5	2,636.1
Maturities of fixed maturity investments	538.5	792.2
Sales of common equity securities and other investments	68.5	74.9
Purchases of fixed maturity investments	(14,239.2)	(4,312.0)
Purchases of common equity securities and other investments	(195.8)	(138.6)
Net change in unsettled investment purchases and sales	785.9	205.0
Purchases of consolidated affiliates	—	(.5)
Net (acquisitions) dispositions of capital assets	(12.1)	10.4

Net cash flows provided from investing activities	414.9	378.7

Cash flows from financing activities:
Issuances of debt	693.4	—
Repayments of debt	(739.9)	(63.1)
Cash dividends paid to common shareholders	(8.3)	(8.3)
Cash dividends paid to preferred shareholders	(15.1)	(15.1)
Proceeds from issuances of Common Shares	.8	.9

Net cash used for financing activities	(69.1)	(85.6)

Net increase (decrease) in cash during period	15.4	(12.2)
Cash balances at beginning of period	121.5	67.4

Cash balances at end of period	$136.9	$55.2

Supplemental cash flows information:
Interest paid	$(22.7)	$(28.7)
Net income taxes received	22.2	23.0
Common Shares issued in lieu of cash compensation (non-cash)	—	(3.9)

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

        White Mountains' other operations consist of the International American Group and Esurance Inc. ("Esurance"), which are owned by Folksamerica, as well as the Company and the Company's intermediate holding companies. The International American Group consists of Peninsula Insurance Company ("Peninsula"), American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), which were purchased by the Company in 1999.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2002 Annual Report on Form 10-K/A. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company's 2002 Annual Report on Form 10-K/A for a complete discussion regarding White Mountains' significant accounting policies.

Recently Adopted Changes in Accounting Principles

        In January 2003, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. See Note 10.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interests. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after June 15, 2003. At June 30, 2003 and December 31, 2002, White Mountains held certain investments that, for purposes of FIN 46, are being evaluated to determine whether they should be consolidated or disclosed as a VIE in the Company's future financial statements. Such investments include limited partnerships currently accounted for under the equity method and OneBeacon's surplus note investment in New Jersey Skylands Insurance Association.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are to be reflected as interest cost. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the difference between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle.

        As of June 30, 2003, White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, currently classified as mezzanine equity, which fall within the scope of SFAS No. 150 and therefore will be recorded at their present value (based on rates implicit at their inception) and classified as liabilities upon White Mountains' adoption of SFAS No. 150 in the third quarter of 2003. In addition, all dividends and accretion on White Mountains' mandatorily redeemable preferred stock will be recorded as interest cost beginning in the third quarter of 2003. White Mountains is currently evaluating the impact of the adoption of SFAS No. 150 on its financial condition.

Note 2. Acquisition of OneBeacon and Related Transactions

        On June 1, 2001, White Mountains acquired OneBeacon from Aviva for $2,114.3 million, of which $260.0 million consisted of a convertible note (the "Seller Note"), which was subsequently repaid in November 2002, with the balance paid in cash. As part of the financing of the Acquisition, Berkshire Hathaway, Inc. ("Berkshire") purchased from the Company, for $75.0 million in cash, warrants (the "Warrants") that as of June 30, 2003 entitle Berkshire to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share. Berkshire also purchased $300.0 million in face value of cumulative non-voting preferred stock (the "Berkshire Preferred Stock") of a subsidiary of the

Company for cash consideration of $225.0 million. The Berkshire Preferred Stock is mandatorily redeemable after seven years. White Mountains received a total of $300.0 million in cash from Berkshire in full payment for the Warrants and the Berkshire Preferred Stock and, pursuant to the provisions of APB 14, the proceeds received were allocated to each instrument based on their relative estimated fair values on June 1, 2001. As a result, $154.8 million of such proceeds were allocated to the Warrants and recorded to common shareholders' equity and $145.2 million of such proceeds were allocated to the Berkshire Preferred Stock. White Mountains is accreting the Berkshire Preferred Stock's recorded value to its face value of $300.0 million using the interest method of amortization over the instrument's seven-year term through an income statement charge. This accounting treatment will change on July 1, 2003 with the Company's adoption of SFAS No. 150 (see Note 1).

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

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions
Gross beginning balance	$8,552.7	$9,314.8	$8,875.3	$9,527.6
Less beginning reinsurance recoverable on unpaid losses	(3,865.4)	(4,050.1)	(4,071.9)	(4,203.5)

Net loss and LAE reserves	4,687.3	5,264.7	4,803.4	5,324.1
Net loss and LAE reserves acquired	—	11.0	—	11.0
Loss and LAE incurred relating to:
Current year losses	483.9	667.4	1,003.6	1,390.9
Prior year losses	27.5	(.8)	30.4	(17.9)

Total incurred loss and LAE	511.4	666.6	1,034.0	1,373.0
Accretion of fair value adjustment to loss and LAE reserves	14.2	27.4	28.4	51.4
Loss and LAE paid relating to:
Current year losses	(79.1)	(307.1)	(190.2)	(466.1)
Prior year losses	(661.7)	(550.4)	(1,203.5)	(1,181.2)

Total loss and LAE payments	(740.8)	(857.5)	(1,393.7)	(1,647.3)
Net ending balance	4,472.1	5,112.2	4,472.1	5,112.2
Plus ending reinsurance recoverable on unpaid losses	3,814.4	4,067.7	3,814.4	4,067.7

Gross ending balance	$8,286.5	$9,179.9	$8,286.5	$9,179.9

        White Mountains recorded $27.5 million and $30.4 million of unfavorable loss reserve development on prior accident year loss and LAE reserves during the three and six months ended June 30, 2003. The six month development includes $9.8 million recorded at Folksamerica and $19.8 million recorded at OneBeacon, including $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which had been in litigation and was settled through an arbitration decision during the second quarter of 2003. Favorable incurred loss and LAE in the six months ended June 30, 2002 includes $17.0 million relating to the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with Folksamerica's 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). The allowance was initially established in 2000 and relates to a recoverable resulting from PCA's claims recoverable from the second injury disability trust fund ("Second Injury Fund") in the State of Florida. Folksamerica reduced the allowance in 2002 because the collection experience and financial stability of the Second Injury Fund had improved significantly since the time of the acquisition and the allowance was determined to be unnecessary.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($135.8 million at June 30, 2003) is being recognized through an income statement charge ratably with, and over the period the claims are settled. As such, White Mountains recognized $14.2 million and $28.4 million of such charges, recorded as loss and LAE, for the three and six months ended June 30, 2003, respectively, and $27.4 million and $51.4 million for the three and six months ended June 30, 2002, respectively.

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer is unable to honor its obligations under reinsurance contracts.

OneBeacon

        During the first four months of 2003, OneBeacon was able to significantly reduce the cost of its reinsurance program by purchasing less property catastrophe reinsurance during the low catastrophe season and postpone its annual renewal date to May 1. Effective May 1, 2003, OneBeacon purchased its normal property catastrophe reinsurance program to cover its full estimated probable maximum loss for the next twelve months. Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss.

        In connection with the Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts; a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental ("A&E") claims and certain other exposures (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover") in addition to $170.0 million of reserves ceded as of the date of the Acquisition.

        Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis it has exhausted approximately $1,771 million of the coverage provided by NICO at June 30, 2003. Approximately $443 million of these incurred losses have been paid by NICO through June 30, 2003. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $729 million protection remaining under the NICO Cover.

        Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at June 30, 2003 and December 31, 2002. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover.

        At June 30, 2003, OneBeacon had $76.1 million of reinsurance currently recoverable on paid losses and $3,364.8 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers	Balance at June 30, 2003	% of Total	A.M. Best Rating(4)
	(dollars in millions)
Subsidiaries of Berkshire (NICO and GRC)(1)	$2,510.0	73%	A++
Liberty Mutual and subsidiaries(2)	249.4	7	A
Tokio Fire and Marine Insurance Company	63.8	2	A++
American Re-Insurance Company	44.2	1	A+
Aviva plc and its affiliates(3)	30.6	1	not rated

(1)
Amount includes $17.0 million of reinsurance recoverable on paid losses.

(2)
At June 30, 2003, OneBeacon had assumed balances payable and expenses payable of approximately $171.3 million under the Renewal Rights Agreement. In the event of Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(3)
Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

(4)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A+ (Superior, which is the second highest of fifteen ratings) and A (Excellent, which is the third highest of fifteen ratings).

Folksamerica

        Folksamerica has quota share retrocessional arrangements with Olympus Reinsurance Company ("Olympus") which are designed to increase Folksamerica's capacity to capitalize on the improved pricing trends which accelerated after the terrorist attacks of September 11, 2001 and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Under the quota share agreements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At June 30, 2003 and December 31, 2002, Folksamerica's reinsurance recoverables included $301.7 million and $381.2 million, respectively, recorded under the Imagine Cover. All balances due from Imagine Re are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of June 30, 2003, there was approximately $8.3 million of coverage remaining under this contract. At June 30, 2003 and December 31, 2002, Folksamerica had also recorded $50.8 million and $53.9 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine Re at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $2.1 million and $4.1 million of such deferred gains during the three and six months ended June 30, 2003, respectively, and $2.7 million and $3.8 million during the three and six months ended June 30, 2002, respectively.

        At June 30, 2003, Folksamerica had $58.4 million of reinsurance currently recoverable on paid losses and $732.7 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the financial position and solvency of Folksamerica's reinsurers is critical to the collectibility of its reinsurance coverages. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers	Balance at June 30, 2003	% of Total	A.M. Best Rating(2)
	(dollars in millions)
Imagine Re(1)	$301.7	38%	A-
London Life and General Reinsurance Company, Ltd.(1)	135.4	17	A
Olympus(1)	82.8	10	A-
Federal Insurance Company	36.6	5	A++
GRC and affiliates	35.2	4	A++

(1)
Represents non-U.S. insurance entities which balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A (Excellent, which is the third highest of fifteen ratings) and A- (Excellent, which is the fourth highest of fifteen ratings).

Note 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions
Investment income:
Fixed maturity investments	$68.8	$102.5	$142.6	$189.5
Short-term investments	2.7	.7	6.6	1.8
Common equity securities	3.8	.8	4.9	1.7
Other	(.2)	(1.9)	.7	(2.7)

Total investment income	75.1	102.1	154.8	190.3
Less investment expenses and other charges	(2.1)	(.7)	(3.2)	(2.2)

Net investment income, before tax	$73.0	$101.4	$151.6	$188.1

        The composition of realized investment gains (losses) for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions
Fixed maturity investments	$83.0	$7.4	$125.9	$7.1
Common equity securities	1.0	5.0	21.8	5.8
Other investments	6.0	(14.9)	.5	(15.5)

Net realized investment gains (losses), before tax	$90.0	$(2.5)	$148.2	$(2.6)

        In 2001, the Company received warrants to acquire 4,781,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011. White Mountains' investment in the Montpelier warrants constitutes a derivative security under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized through the income statement as a realized investment gain or loss. In accordance with SFAS No. 133, White Mountains has determined the fair value of the Montpelier warrants to be $69.5 million as of June 30, 2003 and has recognized investment gains of $12.5 million and $11.5 million for the three and six months ended June 30, 2003, respectively, and an investment gain of $4.0 million for the three and six months ended June 30, 2002. Realized losses on other investments for the three and six months ended June 30, 2002 included $14.0 million and $15.0 million of losses on the Company's interest rate swap agreements recognized in accordance with SFAS No. 133.

        White Mountains' portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (greater than 99% of such securities received a rating from the National Association of Insurance Commissioners of 1 or 2) and are classified as available for sale. Nearly all of the fixed maturity securities currently held by White Mountains are publicly traded.

        As of June 30, 2003, White Mountains reported $2.6 billion in accounts payable on unsettled investment purchases and $1.5 billion in accounts receivable on unsettled investment sales, substantially all of which are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a future settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA contract date and the security settlement date can be as long as 180 days, though it typically is between 45 and 60 days.

Note 6. Debt

        White Mountains' debt outstanding as of June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31,2002
	Millions
Senior Notes, face value	$700.0	$	S
Unamortized original issue discount	(2.0)		—

Senior Notes, carrying value	698.0		—
Bank Facility:
Revolving loan	—		125.0
Term loans	—		621.4

Total Bank Facility	—		746.4
Medium Term Notes	—		5.1
Other debt	42.5		41.7

Total debt	$740.5		$793.2

Senior Notes

        In December 2001, White Mountains filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for offerings of up to $1.0 billion of various types of debt and preferred equity securities. On May 19, 2003, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt (the "Senior Notes") under this shelf registration at an issue price of 99.7%. After reducing for a $4.5 million underwriting discount, the resulting $693.4 million in proceeds to Fund American were used to repay all of the term loans and a portion of the revolving loan (with the remainder repaid with cash on hand) under Fund American's existing Bank Facility (see below). The Senior Notes bear an interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and will be recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

        The Senior Notes were issued under an indenture with Bank One, N.A. as trustee, which contains certain covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of Fund American to consolidate, merge or transfer its properties and assets substantially as an entirety. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which Fund American or the Company must adhere.

Bank Facility

        In connection with the Acquisition, Fund American borrowed $825.0 million from a banking syndicate arranged by Lehman Brothers Inc. (the "Bank Facility"), which was initially comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. On May 19, 2003, using proceeds from the Senior Notes offering, Fund American repaid the entire $614.9 million of term loans then outstanding under the Bank Facility. In addition, on May 27,

2003, using the remaining $78.5 million in proceeds from the Senior Notes offering and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the Bank Facility.

        Although Fund American repaid all amounts outstanding under the Bank Facility, it has maintained the $175.0 million revolving loan commitment, which expires on June 1, 2006. The revolving credit facility continues to contain various affirmative, negative and financial covenants which include meeting certain minimum net worth and financial ratio standards. At June 30, 2003, White Mountains was in compliance with all of the covenants under the revolving credit facility.

Interest Rate Swaps

        Fund American had entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Bank Facility. The swap investments did not match the duration of the Bank Facility and as a result did not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps have been carried at fair value on White Mountains' balance sheet as an other investment, with changes in their fair value reported directly through the income statement as realized gains or losses.

        In connection with the repayment of the Bank Facility, Fund American negotiated with the corresponding banks for an early termination of the interest rate swap agreements and as a result paid a total of $56.4 million on May 20, 2003 in full satisfaction of the swap agreements. As of December 31, 2002, White Mountains had recorded the aggregate fair value of the interest rate swaps as an other investment of $(52.2) million. Accordingly, White Mountains recorded realized losses of $3.1 million and $4.2 million for the three months and six months ended June 30, 2003, respectively.

Medium Term Notes

        White Mountains' $5.1 million in medium term notes were prepaid in 2001 into an escrow account which was disbursed to holders of the notes during the first quarter of 2003 upon maturity of the notes.

Note 7. Earnings Per Share

        Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$84.4	$(13.6)	$186.5	$(18.7)
Redemption value adjustment—Convertible Preference Shares	(38.0)	—	(49.5)	—

Net income (loss) from continuing operations available to common shareholders	$46.4	$(13.6)	$137.0	$(18.7)

Cumulative effect of changes in accounting principles	—	—	—	660.2
Excess of fair value of net assets acquired over cost	—	7.1	—	7.1

Net income (loss) available to common shareholders	$46.4	$(6.5)	$137.0	$648.6

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$46.4	$(13.6)	$137.0	$(18.7)
Other effects on diluted earnings(1)	(.8)	(.2)	(1.2)	(.2)

Adjusted net income (loss) from continuing operations available to common shareholders	$45.6	$(13.8)	$135.8	$(18.9)

Net income (loss) available to common shareholders	$46.4	$(6.5)	$137.0	$648.6
Other effects on diluted earnings(1)	(.8)	(.2)	(1.2)	(.2)

Adjusted net income (loss) available to common shareholders	$45.6	$(6.7)	$135.8	$648.4

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,615	8,190	8,449	8,185
Average outstanding dilutive Warrants	943	—	877	—

Diluted earnings (loss) per share denominator(2)	9,558	8,190	9,326	8,185

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$5.38	$(1.66)	$16.21	$(2.29)
Cumulative effect of changes in accounting principles	—	—	—	80.67
Excess of fair value of net assets acquired over cost	—	.87	—	.87

Net income (loss)	$5.38	$(.79)	$16.21	$79.25

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$4.77	$(1.68)	$14.56	$(2.31)
Cumulative effect of changes in accounting principles	—	—	—	80.67
Excess of fair value of net assets acquired over cost	—	.87	—	.87

Net income (loss)	$4.77	$(.81)	$14.56	$79.23

(1)
Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are currently in-the-money.

(2)
The following potentially dilutive Common Share equivalents are not included in the dilutive per share calculation as the impact of their inclusion would be anti-dilutive: (i) for the three and six months ended June 30, 2003, average options to acquire 55,815 and 57,865 Common Shares, respectively, at an average price of $127.97 and $127.08 per Common Share, respectively, and for the three and six months ended June 30, 2002 average options to acquire 69,265 and 73,065 Common Shares, respectively, at an average price of $120.81 and $119.94 per Common Share, respectively, (ii) in the 2002 periods, Warrants to acquire 1,714,285 Common Shares of $175.00 per Common Share and (iii) for the three and six months ended June 30, 2003, 54,841 and 64,119 restricted Common Shares outstanding, and for the three and six months ended June 30, 2002, 94,500 restricted Common Shares outstanding. The dilutive per share calculation for the 2003 periods includes the dilutive effect of Warrants to acquire 1,724,200 Common Shares at $173.99 per Common Share.

Note 8. Segment Information

        White Mountains has determined that its reportable segments include "OneBeacon" (consisting solely of the operations of OneBeacon), "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and "Other Operations" (consisting of the International American Group, Esurance, the operations of the Company and the Company's intermediate subsidiary holding companies).

        White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among White Mountains' segments have been eliminated herein. Certain amounts in the prior periods have been reclassified to conform with the current presentation. Financial information for White Mountains' segments follows:

	OneBeacon	Reinsurance	Other Operations	Total
	Millions
Three months ended June 30, 2003
Earned insurance and reinsurance premiums	$538.4	$209.6	$7.2	$755.2
Net investment income	58.4	13.8	.8	73.0
Net realized gains (losses)	71.9	24.7	(6.6)	90.0
Other revenue	.9	17.4	4.6	22.9

Total revenues	$669.6	$265.5	$6.0	$941.1

Loss and LAE	366.4	139.3	5.7	511.4
Insurance and reinsurance acquisition expenses	98.0	45.8	5.7	149.5
General and administrative expenses	66.0	17.4	46.0	129.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	14.2
Interest expense	—	.5	12.0	12.5

Total expenses	530.4	203.0	83.6	817.0

Pretax income (loss)	$139.2	$62.5	$(77.6)	$124.1

Six months ended June 30, 2003
Earned insurance and reinsurance premiums	$1,107.8	$435.3	$15.1	$1,558.2
Net investment income	123.1	26.8	1.7	151.6
Net realized gains (losses)	129.7	25.4	(6.9)	148.2
Other revenue	1.4	37.0	9.0	47.4

Total revenues	$1,362.0	$524.5	$18.9	$1,905.4

Loss and LAE	734.4	288.1	11.5	1,034.0
Insurance and reinsurance acquisition expenses	203.1	95.3	9.0	307.4
General and administrative expenses	146.2	31.6	61.6	239.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	28.4	28.4
Interest expense	—	1.0	25.1	26.1

Total expenses	1,083.7	416.0	135.6	1,635.3

Pretax income (loss)	$278.3	$108.5	$(116.7)	$270.1

	OneBeacon	Reinsurance	Other Operations	Total
	Millions
Three months ended June 30, 2002
Earned insurance and reinsurance premiums	$743.4	$147.6	$7.4	$898.4
Net investment income (loss)	84.9	18.2	(1.7)	101.4
Net realized gains (losses)	12.6	—	(15.1)	(2.5)
Other revenue	.1	10.5	1.8	12.4

Total revenues	$841.0	$176.3	$(7.6)	$1,009.7

Loss and LAE	555.4	105.6	5.6	666.6
Insurance and reinsurance acquisition expenses	156.7	34.8	.9	192.4
General and administrative expenses	95.9	10.2	12.8	118.9
Accretion of fair value adjustment to loss and LAE reserves	—	—	27.4	27.4
Interest expense	—	.5	17.0	17.5

Total expenses	808.0	151.1	63.7	1,022.8

Pretax income (loss)	$33.0	$25.2	$(71.3)	$(13.1)

Six months ended June 30, 2002
Earned insurance and reinsurance premiums	$1,552.6	$290.7	$14.5	$1,857.8
Net investment income (loss)	162.4	29.3	(3.6)	188.1
Net realized gains (losses)	14.6	(2.9)	(14.3)	(2.6)
Other revenue	.1	19.5	32.8	52.4

Total revenues	$1,729.7	$336.6	$29.4	$2,095.7

Loss and LAE	1,174.9	187.9	10.2	1,373.0
Insurance and reinsurance acquisition expenses	314.6	70.0	1.7	386.3
General and administrative expenses	199.7	22.5	49.3	271.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	51.4	51.4
Interest expense	—	1.0	34.7	35.7

Total expenses	1,689.2	281.4	147.3	2,117.9

Pretax income (loss)	$40.5	$55.2	$(117.9)	$(22.2)

Selected Balance Sheet Data	OneBeacon	Reinsurance	Other Operations	Total
June 30, 2003
Total investments	$6,688.5	$2,278.1	$458.4	$9,425.0
Reinsurance recoverable on paid and unpaid losses	3,440.9	799.1	(275.3)	3,964.7
Total assets	12,802.1	4,465.6	254.7	17,522.4
Loss and LAE reserves	6,965.0	1,702.1	(380.6)	8,286.5
Total liabilities	10,745.1	3,072.4	648.3	14,465.8
Total equity	2,057.0	1,393.3	(581.0)	2,869.3
December 31, 2002
Total investments	$6,648.5	$1,850.2	$400.7	$8,899.4
Reinsurance recoverable on paid and unpaid losses	3,638.6	880.2	(287.1)	4,231.7
Total assets	12,247.9	3,621.6	164.1	16,033.6
Loss and LAE reserves	7,630.5	1,664.2	(419.4)	8,875.3
Total liabilities	10,324.6	2,323.4	577.8	13,225.8
Total equity	1,923.3	1,298.1	(813.5)	2,407.9

Note 9. Commitments and Contingencies

        On December 20, 2002, a jury in Federal District Court in Arkansas returned a verdict against OneBeacon in a case involving a claim by an insurance agent that its agency agreement had been improperly terminated in 1999. The award against OneBeacon consisted of $1.2 million in compensatory damages and $32.6 million in punitive damages. OneBeacon filed a motion for a new trial and during the second quarter of 2003 settled the case for $3.0 million, net of insurance, which was paid by OneBeacon in June, 2003.

Note 10. Stock-Based Compensation

        White Mountains' share-based compensation plans consist primarily of performance shares, with limited use of incentive stock options to acquire Common Shares ("Options") and restricted Common Share awards ("Restricted Shares"). White Mountains expenses all its share-based compensation, including its outstanding Options, and accounts for these obligations under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). White Mountains recorded compensation charges of $56.3 million and $72.5 million for outstanding performance shares during the three and six months ended June 30, 2003, respectively, and $(4.8) million and $15.2 million for the three and six months ended June 30, 2002, respectively. Compensation expense charged to earnings for Restricted Shares was $2.3 million and $5.4 million for the three and six months ended June 30, 2003, respectively, and $4.0 million and $8.1 million for the three and six months ended June 30, 2002, respectively.

        In 2000, the Company issued a one-time award of 81,000 Options to nine key employees. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $2.5 million and $3.7 million for the three and six months ended June 30, 2003, respectively, and $(2.4) million and $(.6) million for the three and six months ended June 30, 2002, respectively. At June 30, 2003, the Company had 55,365 Options outstanding (3,705 of which were exercisable) with a weighted average exercise price of $128.86 per Common Share. During the six months ended June 30, 2003, 6,600 Options were exercised at an average exercise price of $126.29 per Common Share.

        White Mountains has adopted the disclosure-only provisions of SFAS No. 123 with respect to its outstanding Options and Restricted Shares. The following table illustrates the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of SFAS No. 123 to its employee Option incentive compensation program. The effects of Restricted Share and performance share expense are not included below because the accounting treatment that the Company follows under APB 25 is identical to the fair value accounting prescribed by SFAS No. 123 for these instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions, except per share amounts
Net income (loss) as reported	$84.4	$(6.5)	$186.5	$648.6
Add: Option expense included in reported net income	2.5	(2.4)	3.7	(.6)
Deduct: Option expense determined under fair value based method	(.1)	—	(.1)	—

Net income (loss), pro forma	$86.8	$(8.9)	$190.1	$648.0

Earnings per share:
Basic—as reported	$5.38	$(.79)	$16.21	$79.25
Basic—pro forma	5.66	(1.09)	16.64	79.17
Diluted—as reported	4.77	(.81)	14.56	79.23
Diluted—pro forma	5.02	(1.11)	14.95	79.15

        White Mountains' compensation expense related to its Options was higher in 2003 than it would have been had the Company accounted for its Options under SFAS No. 123 due to two factors. First, compensation expense under SFAS No. 123 is based on the fair value of the Options at the date of grant and subsequent changes in the market value of the underlying stock are not considered. Since the date the Options were granted, the market price of Common Shares has increased from $106.19 at February 27, 2000 (the date of grant) to $395.00 at June 30, 2003. The intrinsic value method of accounting for compensation expense under FIN 28, which the Company follows, captured this increase in market value and resulted in increased compensation expense as compared to SFAS No. 123. Second, variable plan accounting under FIN 28 prescribes that compensation expense be recognized over the service period, which results in an accelerated recognition of the expense as compared to using the vesting period prescribed by SFAS No. 123.

Note 11. Convertible Preference Shares

        In October of 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a cumulative $68.5 million charge to retained earnings, with an offsetting increase to paid-in surplus.

Note 12. Consolidating Financial Information

        The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to its December 2001 shelf registration statement, including Fund American's May 2003 issuance of the Senior Notes (see Note 6). The following tables present White Mountains' consolidating balance sheets as of June 30, 2003 and December 31, 2002 and statements of income for the three and six months ended June 30, 2003 and statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of June 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$41.7	$6,597.0	$—	$6,638.7
Short-term investments, at amortized cost	11.0	234.7	1,954.1	(2.8)	2,197.0
Common equity securities, at fair value	—	—	376.5	—	376.5
Other investments	—	82.4	130.4	—	212.8

Total investments	11.0	358.8	9,058.0	(2.8)	9,425.0
Cash	.2	46.6	90.1	—	136.9
Reinsurance recoverable on paid and unpaid losses	—	7.9	3,956.8	—	3,964.7
Insurance and reinsurance premiums receivable	—	29.6	811.4	—	841.0
Accounts receivable on unsettled investment sales	—	—	1,466.7	—	1,466.7
Deferred tax asset	—	26.0	382.2	(76.1)	332.1
Deferred acquisition costs	—	4.1	235.2	—	239.3
Investments in subsidiaries	2,876.3	—	—	(2,876.3)	—
Investments in unconsolidated insurance affiliates	—	69.5	387.2	—	456.7
Investment income accrued	.2	.6	72.3	—	73.1
Ceded unearned premiums	—	1.6	162.1	—	163.7
Other assets	4.1	59.3	359.2	.6	423.2

Total assets	$2,891.8	$604.0	$16,981.2	$(2,954.6)	$17,522.4

LIABILITIES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$59.2	$8,227.3	$—	$8,286.5
Unearned insurance and reinsurance premiums	—	27.0	1,406.8	—	1,433.8
Debt	—	10.5	730.0	—	740.5
Accounts payable on unsettled investment purchases	—	—	2,587.0	—	2,587.0
Funds held under reinsurance treaties	—	—	184.8	—	184.8
Other liabilities	22.1	205.4	1,083.6	(77.9)	1,233.2

Total liabilities	22.1	302.1	14,219.5	(77.9)	14,465.8

Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	167.3	—	187.3
Common shareholders' equity	$2,869.7	$281.9	$2,594.4	$(2,876.7)	$2,869.3

Total liabilities, minority interest and common shareholders' equity	$2,891.8	$604.0	$16,981.2	$(2,954.6)	$17,522.4

Consolidating Balance Sheet as of December 31, 2002	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$47.1	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	222.6	1,555.0	(2.6)	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.7	44.9	89.1	—	164.7

Total investments	46.3	314.6	8,541.1	(2.6)	8,899.4
Cash	(.8)	41.5	80.9	(.1)	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Deferred tax asset	—	18.2	543.4	(131.6)	430.0
Deferred acquisition costs	(.3)	3.0	242.2	—	244.9
Investments in subsidiaries	2,500.9	—	—	(2,500.9)	—
Investments in unconsolidated affiliates	58.0	—	341.9	—	399.9
Investment income accrued	—	.7	90.7	—	91.4
Ceded unearned premiums	—	1.3	162.6	—	163.9
Other assets	42.9	54.7	361.9	.1	459.6

Total assets	$2,647.0	$467.8	$15,553.9	$(2,635.1)	$16,033.6

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Debt	5.1	9.7	778.4	—	793.2
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	224.7	1,179.8	(134.2)	1,285.3

Total liabilities	20.1	313.1	13,026.8	(134.2)	13,225.8

Convertible preference shares	219.0	—	—	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders' equity	2,407.9	134.7	2,366.2	(2,500.9)	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,647.0	$467.8	$15,553.9	$(2,635.1)	$16,033.6

Consolidating Statement of Income for the Three Months Ended June 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$16.7	$738.5	$—	$755.2
Net investment income	.1	.9	72.0	—	73.0
Net realized gains	—	10.9	79.1	—	90.0
Other revenue	.7	13.4	15.1	(6.3)	22.9

Total revenues	.8	41.9	904.7	(6.3)	941.1

Loss and LAE	—	12.9	498.5	—	511.4
Insurance and reinsurance acquisition expenses	—	2.8	152.9	(6.2)	149.5
General and administrative expenses	25.6	3.4	100.4	—	129.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	—	.1	12.4	—	12.5

Total expenses	25.6	19.2	778.4	(6.2)	817.0

Pretax income (loss)	(24.8)	22.7	126.3	(.1)	124.1
Income tax (provision) benefit	1.2	(.1)	(45.8)	—	(44.7)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(10.3)	—	(10.8)
Equity in earnings of subsidiaries	108.1	—	—	(108.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	15.8	—	15.8

Net income	$84.5	$22.1	$86.0	$(108.2)	$84.4

Consolidating Statement of Income for the Three Months Ended June 30, 2002	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$6.4	$892.0	$—	$898.4
Net investment income	.2	.6	100.6	—	101.4
Net realized gains (losses)	4.0	.1	(6.6)	—	(2.5)
Other revenue	(.1)	12.8	(.3)	—	12.4

Total revenues	4.1	19.9	985.7	—	1,009.7

Loss and LAE	—	4.8	661.8	—	666.6
Insurance and reinsurance acquisition expenses	—	2.7	189.7	—	192.4
General and administrative expenses	.7	2.1	116.1	—	118.9
Accretion of fair value adjustment to loss and	—	—	27.4	—	27.4
Interest expense	.1	3.4	14.0	—	17.5

Total expenses	.8	13.0	1,009.0	—	1,022.8

Pretax income (loss)	3.3	6.9	(23.3)	—	(13.1)
Income tax (provision) benefit	—	(2.8)	8.8	—	6.0
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(9.6)	—	(10.1)
Equity in earnings of subsidiaries	(9.8)	—	—	9.8	—
Equity in earnings of unconsolidated insurance affiliates	—	—	3.6	—	3.6
Extraordinary gain—excess of fair value of acquired assets over cost	—	—	7.1	—	7.1

Net income (loss)	$(6.5)	$3.6	$(13.4)	$9.8	$(6.5)

Consolidating Statement of Income for the Six Months Ended June 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$34.5	$1,523.7	$—	$1,558.2
Net investment income	.2	1.9	149.5	—	151.6
Net realized gains (losses)	(1.1)	12.4	136.9	—	148.2
Other revenue	—	37.2	17.5	(7.3)	47.4

Total revenues	(.9)	86.0	1,827.6	(7.3)	1,905.4

Loss and LAE	—	25.4	1,008.6	—	1,034.0
Insurance and reinsurance acquisition expenses	—	7.1	307.5	(7.2)	307.4
General and administrative expenses	31.6	7.6	200.2	—	239.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	28.4	—	28.4
Interest expense	.1	.1	25.9	—	26.1

Total expenses	31.7	40.2	1,570.6	(7.2)	1,635.3

Pretax income (loss)	(32.6)	45.8	257.0	(.1)	270.1
Income tax (provision) benefit	—	(.4)	(90.4)	—	(90.8)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	219.2	—	—	(219.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	28.7	—	28.7

Net income	$186.6	$44.4	$174.8	$(219.3)	$186.5

Consolidating Statement of Income for the Six Months Ended June 30, 2002	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$10.2	$1,847.6	$—	$1,857.8
Net investment income	.5	1.1	186.5	—	188.1
Net realized gains (losses)	4.0	2.3	(8.9)	—	(2.6)
Other revenue	24.7	23.4	4.3	—	52.4

Total revenues	29.2	37.0	2,029.5	—	2,095.7

Loss and LAE	—	7.4	1,365.6	—	1,373.0
Insurance and reinsurance acquisition expenses	—	3.7	382.6	—	386.3
General and administrative expenses	14.3	3.6	253.6	—	271.5
Accretion of fair value adjustment to loss and	—	—	51.4	—	51.4
Interest expense	.2	6.7	28.8	—	35.7

Total expenses	14.5	21.4	2,082.0	—	2,117.9

Pretax income (loss)	14.7	15.6	(52.5)	—	(22.2)
Income tax (provision) benefit	—	(5.6)	24.6	—	19.0
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(19.1)	—	(20.1)
Equity in earnings of subsidiaries	617.6	—	—	(617.6)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	4.6	—	4.6
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2
Extraordinary gain—excess of fair value of acquired assets over cost	—	—	7.1	—	7.1

Net income	$648.6	$9.0	$608.6	$(617.6)	$648.6

Consolidating Statement of Cash Flows Six Months Ended June 30, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss)	$(32.6)	$44.3	$174.8	$186.5
Charges (credits) to reconcile net income to cash flows from operations:
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	—	1.0	14.1	15.1
Deferred income tax provision (benefit)	—	(8.2)	80.0	71.8
Net realized losses (gains)	1.1	(12.4)	(136.9)	(148.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(2.7)	269.7	267.0
Net change in loss and LAE reserves	—	(2.2)	(586.6)	(588.8)
Net change in insurance and reinsurance premiums receivable	—	(1.0)	(9.5)	(10.5)
Net change in unearned insurance and reinsurance premiums	—	9.7	(90.3)	(80.6)
Net change in deferred acquisition costs	—	(1.4)	7.0	5.6
Net change in funds held under reinsurance treaties	—	—	(77.6)	(77.6)
Net change in other assets and liabilities	35.5	5.2	(11.4)	29.3

Net cash flows provided from (used for) operations	4.0	32.3	(366.7)	(330.4)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	4.6	(11.9)	(399.1)	(406.4)
Sales of fixed maturity investments	—	6.0	13,869.5	13,875.5
Maturities of fixed maturity investments	—	—	538.5	538.5
Sales of common equity securities and other investments	—	—	68.5	68.5
Purchases of fixed maturity investments	—	—	(14,239.2)	(14,239.2)
Purchases of common equity securities and other investments	(.1)	—	(195.7)	(195.8)
Net change in unsettled investment purchases and sales	—	—	785.9	785.9
Net acquisitions of capital assets	—	—	(12.1)	(12.1)

Net cash flows provided from (used for) investing activities	4.5	(5.9)	416.3	414.9

Cash flows from financing activities:
Issuances of debt	—	—	693.4	693.4
Repayments of debt	—	—	(739.9)	(739.9)
Intercompany dividends and transfers	—	(20.2)	20.2	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	.8	—	—	.8

Net cash used for financing activities	(7.5)	(21.2)	(40.4)	(69.1)

Net increase in cash during period	1.0	5.2	9.2	15.4
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.2	$46.6	$90.1	$136.9

Consolidating Statement of Cash Flows Six Months Ended June 30, 2002	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income	$31.0	$9.0	$608.6	$648.6
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Excess of fair value of acquired assets over cost	—	—	(7.1)	(7.1)
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	—	1.0	14.1	15.1
Deferred income tax benefit	—	—	(13.6)	(13.6)
Net realized losses (gains) on investments	(4.0)	(2.3)	8.9	2.6
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	22.2	65.5	87.7
Net change in loss and LAE reserves	—	(6.2)	(357.4)	(363.6)
Net change in insurance and reinsurance premiums receivable	—	(1.7)	160.0	158.3
Net change in unearned insurance and reinsurance premiums	—	(22.6)	(140.4)	(163.0)
Net change in deferred acquisition costs	—	6.1	41.5	47.6
Net change in funds held under reinsurance treaties	—	—	(68.9)	(68.9)
Net change in other assets and liabilities	24.2	(8.2)	(4.8)	11.2

Net cash flows provided from (used for) operations	34.9	(2.7)	(337.5)	(305.3)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(27.3)	48.0	1,090.5	1,111.2
Sales of fixed maturity investments	—	—	2,636.1	2,636.1
Maturities of fixed maturity investments	—	—	792.2	792.2
Sales of common equity securities and other investments	—	1.0	73.9	74.9
Purchases of fixed maturity investments	—	(44.8)	(4,267.2)	(4,312.0)
Purchases of common equity securities and other investments	(.1)	(.1)	(138.4)	(138.6)
Net change in unsettled investment purchases and sales	—	—	205.0	205.0
Purchases of consolidated subsidiaries, net of cash acquired	—	—	(.5)	(.5)
Net (acquisitions) dispositions of capital assets	(.2)	—	10.6	10.4

Net cash flows provided from (used for) investing activities	(27.6)	4.1	402.2	378.7

Cash flows from financing activities:
Repayments of debt	—	—	(63.1)	(63.1)
Intercompany dividends	—	10.0	(10.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	.9	—	—	.9

Net cash provided from (used for) financing activities	(7.4)	9.0	(87.2)	(85.6)

Net increase (decrease) in cash during period	(.1)	10.4	(22.5)	(12.2)
Cash balances at beginning of period	(.2)	1.2	66.4	67.4

Cash balances at end of period	$(.3)	$11.6	$43.9	$55.2

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

        White Mountains ended the second quarter of 2003 with a fully converted tangible book value per Common Share of $280.88, which represents an annualized increase of 18% (including dividends) over the fully converted tangible book value per Common Share of $258.82 as of December 31, 2002. Results of operations, including net realized gains and losses, from its insurance and reinsurance subsidiaries contributed to White Mountains' increase in book value and in fully converted tangible book value during the three and six months ended June 30, 2003. White Mountains' management believes that the growth in the Company's fully converted tangible book value per share represents the most relevant measure of the value created at the Company over time. A table showing the details of White Mountains' fully converted tangible book value per common and equivalent share can be found on page 45.

Review of Consolidated Results

        White Mountains' net income from continuing operations was $84.4 million for the second quarter of 2003 and $186.5 million for the six months ended June 30, 2003. This compares to a net loss of $13.6 million and $18.7 million, respectively, for the comparable periods of 2002. The primary reason for the improvement in operating results is a significantly lower GAAP combined ratio at OneBeacon. In addition, the Company realized significant gains in its investment portfolio, as both the bond and equity markets rallied in the quarter.

        A tabular summary of White Mountains' consolidated financial results for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions
Net written premiums	$716.1	$918.2	$1,478.2	$1,748.0

Earned insurance and reinsurance premiums	$755.2	$898.4	$1,558.2	$1,857.8
Net investment income	73.0	101.4	151.6	188.1
Net realized gains (losses)	90.0	(2.5)	148.2	(2.6)
Other revenue	22.9	12.4	47.4	52.4

Total revenues	941.1	1,009.7	1,905.4	2,095.7

Loss and LAE	511.4	666.6	1,034.0	1,373.0
Insurance and reinsurance acquisition expenses	149.5	192.4	307.4	386.3
General and administrative expenses	129.4	118.9	239.4	271.5
Accretion of fair value adjustment to loss and LAE reserves	14.2	27.4	28.4	51.4
Interest expense	12.5	17.5	26.1	35.7

Total expenses	817.0	1,022.8	1,635.3	2,117.9

Pretax income (loss)	(124.1)	(13.1)	270.1	(22.2)
Income tax (provision) benefit	(44.7)	6.0	(90.8)	19.0
Accretion and dividends on mandatorily redeemable preferred stock	(10.8)	(10.1)	(21.5)	(20.1)
Equity in earnings of unconsolidated affiliates	15.8	3.6	28.7	4.6

Net income (loss) from continuing operations	84.4	(13.6)	186.5	(18.7)
Cumulative effect of changes in accounting principles	—	—	—	660.2
Extraordinary gain—excess of fair value of acquired assets over cost	—	7.1	—	7.1

Net income (loss)	84.4	(6.5)	186.5	648.6
Other comprehensive income	78.1	143.3	67.9	107.8

Comprehensive net income	$162.5	$136.8	$254.4	$756.4

        White Mountains' total revenues decreased by 7% and 9% for the three and six month periods ended June 30, 2003 compared to the same periods in 2002 as increases in earned reinsurance premiums at Folksamerica were more than offset by decreases in earned insurance premiums at OneBeacon as a result of the business transferred to Liberty Mutual under the Renewal Rights Agreement. Net investment income decreased in both periods presented, due to the reduction in the size of OneBeacon's portfolio from the effects of the Renewal Rights Agreement, as well as the reduced interest rate environment.

        Total expenses also decreased by 20% and 23% for the three and six months ended June 30, 2003 as compared to the prior year as loss and LAE, as well as insurance acquisition expenses, continued to decrease at OneBeacon as the non-core business runs-off through the Renewal Rights Agreement. Interest expense has decreased in the 2003 periods as a result of two significant recapitalization transactions that White Mountains has undertaken in the past ten months. White Mountains repaid the $260.0 million Seller Note in November 2002 using proceeds from a private equity issuance and cash on hand. More recently, in May 2003 White Mountains refinanced its long-term debt by issuing $700.0 million face value of Senior Notes at 5.9% interest, and used the proceeds plus cash on hand, to pay-off the $739.9 million outstanding under its Bank Facility. White Mountains had been paying interest at 7.0% on amounts outstanding under the Bank Facility, after giving effect to a series of interest rate swap agreements.

Summary of Operations by Segment

        White Mountains conducts its operations through three segments: (i) "OneBeacon" (consisting solely of the operations of OneBeacon), (ii) "Reinsurance" (consisting of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier) and (iii) "Other Operations" (consisting of the International American Group, Esurance and the operations of the Company and its intermediate subsidiary holding companies). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment.

I. OneBeacon

        OneBeacon's pretax income for the second quarter of 2003 was $139.2 million, well above the prior year's second quarter, which was $33.0 million. For the first six months of 2003, OneBeacon's pretax income was $278.3 million versus $40.5 million for the comparable period of 2002. The significant improvement in profitability is primarily the result of improved pricing and favorable market conditions, coupled with the reduction of unprofitable business through the Renewal Rights Agreement. In addition, OneBeacon realized a significant amount of gains in the investment portfolio during the quarter. A tabular summary of White Mountains' financial results from its OneBeacon segment for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Millions
Net written premiums	$485.4	$687.4	$979.6	$1,403.2

Earned insurance and reinsurance premiums	$538.4	$743.4	$1,107.8	$1,552.6
Net investment income	58.4	84.9	123.1	162.4
Net realized gains	71.9	12.6	129.7	14.6
Other revenue	.9	.1	1.4	.1

Total revenues	669.6	841.0	1,362.0	1,729.7

Loss and LAE	366.4	555.4	734.4	1,174.9
Insurance and reinsurance acquisition expenses	98.0	156.7	203.1	314.6
General and administrative expenses	66.0	95.9	146.2	199.7

Total expenses	530.4	808.0	1,083.7	1,689.2

Pretax income	$139.2	$33.0	$278.3	$40.5

        OneBeacon's total revenues declined by 20% and 21%, respectively, for the three and six month periods of 2003 primarily due to a corresponding 28% and 29%, respectively, decline in earned premiums. The decline in earned premiums was partially offset in by an increase in net realized gains. Expenses declined by 34% and 36%, respectively, as all expense categories were down significantly, reflecting disciplined underwriting and expense management. The net impact of these actions was a significant improvement in the GAAP combined ratios for both periods. The following tables provide

GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's four underwriting units for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

		Three Months Ended June 30, 2003					Six Months Ended June 30, 2003
	GAAP Ratios(1)			Net Premiums		GAAP Ratios(1)			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
Personal	63%	28%	91%	$216.3	$233.7	64%	29%	93%	$417.6	$469.3
Commercial	65	31	96	111.9	106.0	64	34	98	232.4	215.1
Specialty	59	32	91	116.9	121.4	57	32	89	244.9	239.8

Total Core	62%	30%	92%	$445.1	$461.1	62%	31%	93%	$894.9	$924.2
Non-core	102	33	135	40.3	77.3	88	33	121	84.7	183.6

Total	68%	30%	98%	$485.4	$538.4	66%	32%	98%	$979.6	$1,107.8

		Three Months Ended June 30, 2002					Six Months Ended June 30, 2002
	GAAP Ratios(1)			Net Premiums		GAAP Ratios(1)			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
Personal	77%	25%	102%	$306.5	$255.6	78%	25%	103%	$603.9	$492.1
Commercial	69	35	104	124.0	133.6	69	34	103	262.7	288.7
Specialty	64	28	92	102.2	101.1	59	31	90	205.6	199.5

Total Core	72%	28%	100%	$532.7	$490.3	72%	28%	100%	$1,072.2	$980.3
Non-core	80	45	125	154.7	253.1	82	41	123	331.0	572.3

Total	75%	34%	109%	$687.4	$743.4	76%	33%	109%	$1,403.2	$1,552.6

(1)
A key measure of relative underwriting performance for an insurance company is the combined ratio. A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss ratio") and (ii) the ratio of acquisition and other expenses to earned premiums (the "expense ratio").

Core Operations

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement and certain other operations in run-off. OneBeacon's GAAP combined ratio for core operations improved to 92% and 93% for the three and six months ended June 30, 2003, compared to 100% for both the three and six months ended June 30, 2002. Net written premiums and earned premiums for core operations were down 16% and 6% for the three months and 17% and 6% million for the six months ended June 30, 2003 as compared to the 2002 periods. Reduced premium volume as a result of re-underwriting the book, including decreasing commercial lines business and transferring OneBeacon's private passenger automobile business in New Jersey to a newly formed reciprocal carrier, was offset in part by price increases and new business generated by OneBeacon Professional Partners ("OBPP").

        Personal Lines.    OneBeacon's personal lines include, among others, automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products for automobile, homeowners and Custom-Pac products was 61%, 15% and 18%, respectively, of personal lines net written premium during the six months ended June 30, 2003, compared with 71%, 14% and 12% for the six months ended June 30, 2002. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine.

        Throughout its personal lines business, OneBeacon has focused on improving its underwriting and pricing. During the three and six months ended June 30, 2003, OneBeacon continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. As a result, OneBeacon achieved average price increases of 10% and 8% in automobile and homeowners, respectively, in the six months ended June 30, 2003, including the effects of rate and rate pursuit actions in the six months ended June 30, 2003 and throughout 2002. OneBeacon's core personal lines written premium volume for the three and six months ended June 30, 2003 decreased 29% and 31% as compared to the three and six months ended June 30, 2002, due principally to the transfer of OneBeacon's private passenger automobile business in New Jersey to a newly formed reciprocal carrier, New Jersey Skylands Insurance Association (together with New Jersey Insurance Company, "New Jersey Skylands") and also decreased assignments from the NYAIP at AutoOne Insurance. Excluding business transferred to New Jersey Skylands and decreased premium volume at AutoOne Insurance, OneBeacon's core personal lines written premium volume decreased 13% and 16% from written premium for the three and six months ended June 30, 2002. This decrease is partially due to actions to reduce exposure to windstorms on its total insured property values located in coastal areas, representing a 5% decrease over the prior year. The decrease was also due to the conversion of certain New York private passenger automobile policies from one year policy terms to six month policy terms, which did not have a material impact on earned premiums for the three or six months ended June 30, 2003.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 56%, 25% and 10% of OneBeacon's commercial lines net written premium for the six months ended June 30, 2003, compared with 51%, 26% and 16% for the six months ended June 30, 2002.

        Commercial lines results improved during the three and six months ended June 30, 2003 due to the positive impact of underwriting and pricing initiatives. The level of improvement was mitigated by the effects of the run-off of old workers compensation and liability business. Contributing to the improvements in commercial lines results were changes in business mix away from historically less profitable lines such as workers compensation. Additionally, OneBeacon shifted away from certain classes of risks within its business lines that have historically been less profitable, such as contractors, transportation and non-durable wholesalers, to more profitable industry segments, such as service providers, retailers and light manufacturers. Premium written for the three and six months ended June 30, 2003 decreased 10% and 12% from the three and six months ended June 30, 2002, primarily due to actions to reduce the concentration of risks subject to terrorism exposure, including a 17% drop in total insured values in 11 major cities for the six months ended June 30, 2003, as well as continued efforts to re-underwrite the commercial book. Price increases of 13% were achieved for business written during the six months ended June 30, 2003.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including ocean marine (offered through International Marine Underwriters, "IMU"), agricultural ("Agri"), rural and farm related markets (offered through National Farmers Union, "NFU"), professional liability (offered through OBPP) and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups.

        Overall results for specialty businesses were excellent with written premiums growing due to rate increases, high renewal retentions and new business. During the three and six months ended June 30, 2003, OneBeacon wrote specialty lines premiums of $116.9 million and $244.9 million, representing 14% and 19% increases as compared to $102.2 million and $205.6 million written during the three and six months ended June 30, 2002. Written premiums for the three and six months ended June 30, 2003 included $9.8 million and $30.1 million from OBPP, which commenced operations in February 2002. OBPP's written premiums in the three and six months ended June 30, 2003 were primarily for professional liability and medical provider excess markets coverages. OBPP focuses on providing small and middle market professional liability coverages with high attachment points and small limits of coverage. Specialty lines written premium also includes $40.2 million and $95.7 million from NFU, representing increases of 4% and 6% in written premium compared to the three and six months ended June 30, 2002. Written premiums of $43.3 million and $66.8 million from IMU represent increases of 27% and 17% with that for the comparable 2002 periods. Written premiums from Agri declined to $21.7 million and $45.7 million, representing decreases of 6% and 8% as compared to the three and six months ended June 30, 2002, resulting from an exit of several states. Written premiums from other specialty products were relatively flat with that for the comparable 2002 periods.

Non-core Operations

        Non-core operations include the results of business subject to the reinsurance provisions of the Renewal Rights Agreement. Results for OneBeacon's non-core operations during the three months ended June 30, 2003 were worse than the three months ended June 30, 2002 while results for the six months ended June 30, 2003 were slightly improved from the six months ended June 30, 2002. An increase in prior accident year reserves added 26 points and 14 points to the Non-core combined ratio for the three and six months ended June 30, 2003. The impact of the increase in prior accident year reserves was magnified by significant decreases in written premiums for the three and six months ended June 30, 2003. Written premiums decreased by 74% for both the three and six months ended June 30, 2003, as compared to 2002, as written premiums on business subject to the Renewal Rights Agreement decreased to $39.1 million and $80.1 million from $145.7 million and $308.5 million for the three and six months ended June 30, 2002. These decreases are due primarily to the change in OneBeacon's participation from two-thirds to one-third and also a decline in renewals of policies subject to the Renewal Rights Agreement. Prior accident year reserve development of $20.0 million in the second quarter of 2003, a total of $25.6 million for the six months ended June 30, 2003, included $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) that had been in litigation and was settled through an arbitration decision on May 14, 2003 and also adverse results for other business subject to the Renewal Rights Agreement.

        Liberty Mutual has control over a variety of factors which could impact the underwriting performance of Renewal Rights Agreement business, such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Management believes Liberty Mutual has done an acceptable job in each of these areas except for the handling of pre-November 1, 2001 claims. Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement and is responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which have renewed in those regions since that date. Service agreements were put in place in connection with the Renewal Rights Agreement, through which Liberty Mutual became a third party administrator ("TPA") for those claims. Upon review of claims information during the second half of 2002, OneBeacon's management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management had begun a process to directly handle more of those claims related to policies written prior to the Renewal Rights Agreement and expected that substantially all such claims would be handled directly by OneBeacon by the end of 2003. Effective July 11, 2003, the servicing agreement with Liberty Mutual has been amended and OneBeacon has taken back substantially all outstanding claims (approximately 24,000) related to policies written prior to the Renewal Rights Agreement.

II. Reinsurance

        As described above, White Mountains' Reinsurance segment consists of Folksamerica, Fund American Re, WMU and White Mountains' investment in Montpelier. Pretax income for the Reinsurance segment was $62.5 million for the second quarter of 2003, more than double the $25.2 million for the second quarter of 2002. For the first six months of 2003, pretax income was $108.5 million versus $55.2 million in the prior year period. The key driver of this favorable operating performance is improved results within Folksamerica. A discussion of Folksamerica, as well as the other operating areas of the Reinsurance segment is included below. A tabular summary of White Mountains'

financial results from its Reinsurance segment for the three and six months ended June 30, 2003 and 2002 follows:

	Folksamerica	Fund American Re	WMU	Montpelier	Total Reinsurance
	Millions
Three months ended June 30, 2003
Net written premiums	$197.6	$25.6	$—	$—	$223.2

Earned insurance and reinsurance premiums	$192.8	$16.8	$—	$—	$209.6
Net investment income	13.3	.4	.1	—	13.8
Net realized gains (losses)	13.9	(1.0)	(.7)	12.5	24.7
Other revenue	1.1	4.2	12.1	—	17.4

Total revenues	221.1	20.4	11.5	12.5	265.5

Loss and LAE	126.5	12.8	—	—	139.3
Insurance and reinsurance acquisition expenses	43.0	2.8	—	—	45.8
General and administrative expenses	13.9	2.3	1.2	—	17.4
Interest expense	.5	—	—	—	.5

Total expenses	183.9	17.9	1.2	—	203.0

Pretax income	$37.2	$2.5	$10.3	$12.5	$62.5

Six months ended June 30, 2003
Net written premiums	$436.1	$46.5	$—	$—	$482.6

Earned insurance and reinsurance premiums	$400.8	$34.5	$—	$—	$435.3
Net investment income	25.9	.8	.1	—	26.8
Net realized gains (losses)	14.1	.7	(.9)	11.5	25.4
Other revenue	1.1	5.7	30.2	—	37.0

Total revenues	441.9	41.7	29.4	11.5	524.5

Loss and LAE	262.8	25.3	—	—	288.1
Insurance and reinsurance acquisition expenses	88.2	7.1	—	—	95.3
General and administrative expenses	24.0	5.4	2.2	—	31.6
Interest expense	1.0	—	—	—	1.0

Total expenses	376.0	37.8	2.2	—	416.0

Pretax income	$65.9	$3.9	$27.2	$11.5	$108.5

	Folksamerica	Fund American Re	WMU	Montpelier	Total Reinsurance
	Millions
Three months ended June 30, 2002
Net written premiums	$161.1	$7.7	$—	$—	$168.8

Earned insurance and reinsurance premiums	$141.2	$6.4	$—	$—	$147.6
Net investment income	17.8	.4	—	—	18.2
Net realized gains (losses)	(4.0)	—	—	4.0	—
Other revenue	—	2.9	7.6	—	10.5

Total revenues	155.0	9.7	7.6	4.0	176.3

Loss and LAE	100.8	4.8	—	—	105.6
Insurance and reinsurance acquisition expenses	32.1	2.7	—	—	34.8
General and administrative expenses	8.3	.7	1.2	—	10.2
Interest expense	.5	—	—	—	.5

Total expenses	141.7	8.2	1.2	—	151.1

Pretax income	$13.3	$1.5	$6.4	$4.0	$25.2

Six months ended June 30, 2002
Net written premiums	$307.7	$21.8	$—	$—	$329.5

Earned insurance and reinsurance premiums	$280.5	$10.2	$—	$—	$290.7
Net investment income	28.5	.8	—	—	29.3
Net realized gains (losses)	(6.9)	—	—	4.0	(2.9)
Other revenue	—	4.0	15.5	—	19.5

Total revenues	302.1	15.0	15.5	4.0	336.6

Loss and LAE	180.5	7.4	—	—	187.9
Insurance and reinsurance acquisition expenses	66.3	3.7	—	—	70.0
General and administrative expenses	19.0	1.8	1.7	—	22.5
Interest expense	1.0	—	—	—	1.0

Total expenses	266.8	12.9	1.7	—	281.4

Pretax income	$35.3	$2.1	$13.8	$4.0	$55.2

Folksamerica

        Folksamerica's GAAP combined ratio was 95% and 94% for the three and six months ended June 30, 2003, compared to 100% and 95% (101% when excluding a $17.0 million reduction in a recoverable allowance originally established in connection with the PCA acquisition) for the three and six months ended June 30, 2002. The allowance was initially established in 2000 and relates to a recoverable resulting from PCA's claims against the Second Injury Fund. Folksamerica did not participate in the Second Injury Fund prior to the acquisition of PCA, nor is such a recoverable allowance likely to occur in the future because the Second Injury Fund was placed into run-off in 1998. Because Folksamerica's unadjusted six month 2002 GAAP combined ratio includes this reinsurance recoverable adjustment, it does not accurately reflect the profitability from operations in the first quarter of 2002. Excluding this reversal, the improvement in Folksamerica's combined ratio from the first quarter of 2002 to the first quarter of 2003 resulted primarily from more favorable terms and conditions in the reinsurance marketplace. The following table provides GAAP combined ratios for Folksamerica for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
GAAP Ratios:
Loss	66%	71%	66%	64%
Expense	29	29	28	31

Total Combined(1)	95%	100%	94%	95%

	Dollars in millions
Net written premiums	$197.6	$161.1	$436.1	$307.7
Earned reinsurance premiums	$192.8	$141.2	$400.8	$280.5

(1)
Folksamerica's GAAP combined ratio for the six months ended June 30, 2002 was 101% when excluding a reduction in a recoverable allowance originally established in connection with the PCA acquisition.

        The increases in Folksamerica's written and earned premiums in the 2003 periods were due to more adequate price levels on contracts and increased shares on renewed and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. Also contributing to the increase in net written premiums was Folksamerica's relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, to Olympus. Folksamerica receives an override commission on all premiums ceded to Olympus. The additional capacity provided by the quota share relationship with Olympus and the $400.0 million cash contribution it received from OneBeacon in December 2001 enhanced Folksamerica's ability to provide significant reinsurance capacity during recent periods of strengthening prices.

        Folksamerica's loss and LAE include income from the amortization of deferred gains on retroactive reinsurance provided by the Imagine Cover of $4.1 million and $3.8 million for the six months ended June 30, 2003 and 2002. The reinsurance benefits for adverse development on prior years' reserves are deferred and recognized into income over the expected settlement period of the underlying claims. The amounts ceded under the retroactive portion of this contract totaled $1.0 million and $10.0 million for the six months ended June 30, 2003 and 2002 and have been deferred and will be amortized into income in future periods. The adverse loss development ceded under the retroactive reinsurance agreement during the six months ended June 30, 2003 totaled $1.0 million. There is $8.3 million of coverage remaining under this contract.

Fund American Re

        Fund American Re reported pretax earnings of $2.5 million and $3.9 million for the three and six months ended June 30, 2003, versus $1.5 million and $2.1 million in the comparable 2002 periods. The increase in pretax earnings for the 2003 periods was mainly due to an increase in service fee income related to Fund American Re's management of the remaining business of the Folksam Group (the company from which Fund American Re purchased its international reinsurance business in 2001).

WMU

        WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. WMU placed $26.2 million and $85.2 million of written premiums with Olympus and recorded $12.1 million and $30.2 million of combined advisory fees and profit commissions during the three and six months ended June 30, 2003, as compared to $7.6 million and $15.5 million for the comparable 2002 periods.

Montpelier

        Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of June 30, 2003. Pretax amounts recorded by White Mountains relating to its investment in Montpelier as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 follow:

	Three months ended June 30			Six months ended June 30
	Common shares	Warrants	Total	Common shares	Warrants	Total
	Millions
For the periods ended June 30, 2003
Investment in Montpelier at beginning of period	$231.4	$57.0	$288.4	$213.8	$58.0	$271.8
Realized gain from Montpelier warrants	—	12.5	12.5	—	11.5	11.5
Equity in earnings from Montpelier common shares(1)	19.1	—	19.1	36.8	—	36.8
Equity in net unrealized investment gains from Montpelier's investment portfolio	.7	—	.7	.6	—	.6

Investment in Montpelier at end of period	$251.2	$69.5	$320.7	$251.2	$69.5	$320.7

Fair Value of White Mountains' investment in Montpelier as of June 30, 2003	$341.3	$69.5	$410.8	$341.3	$69.5	$410.8

For the periods ended June 30, 2002
Investment in Montpelier at beginning of period	$177.5	$—	$177.5	$177.4	$—	$177.4
Realized gains from Montpelier warrants	—	4.0	4.0	—	4.0	4.0
Equity in earnings from Montpelier common shares(1)	8.1	—	8.1	11.0	—	11.0

Equity in net unrealized investment gains from Montpelier's investment portfolio	4.8	—	4.8	2.0	—	2.0

Investment in Montpelier at end of period	$190.4	$4.0	$194.4	$190.4	$4.0	$194.4

Fair Value of White Mountains' investment in Montpelier as of December 31, 2002	$311.0	$58.0	$369.0	$311.0	$58.0	$369.0

(1)
After-tax equity in earnings from Montpelier common shares were $12.5 million and $24.0 million for the three and six months ended June 30, 2003, respectively, and $5.3 million and $7.2 million for the three and six months ended June 30 2002, respectively.

        As of June 30, 2003, Montpelier's shareholders' equity totaled approximately $1.5 billion versus $1.3 billion as of December 31, 2002. During the three and six months ended June 30, 2003, Montpelier reported net income of $112.5 million and $216.3 million, with comprehensive net income of $116.7 million and $219.7 million. Montpelier wrote net premiums of $194.1 million and $518.9 million and had total earned premiums of $174.4 million and $359.0 million for the three and six months ended June 30, 2003, respectively. Montpelier's three and six month 2003 GAAP combined ratios were 43% and 48%. The consolidated financial statements and notes thereto of Montpelier Re Holdings Ltd. for the quarter ended June 30, 2003 are included in this report as Exhibit 99.1.

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

III. Other Operations

        As previously discussed, "Other Operations" consists of the International American Group and Esurance (collectively, "Other Insurance Operations"), as well as the operations of the Company and the Company's intermediate subsidiary holding companies (collectively, "Holding Companies"). A tabular summary of White Mountains' financial results from its Other Operations segment for the three and six months ended June 30, 2003 and 2002 follows:

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Other Insurance Operations	Holding Companies	Total Other Operations	Other Insurance Operations	Holding Companies	Total Other Operations
	Millions
Net written premiums	$7.4	$—	$7.4	$15.9	$—	$15.9

Earned insurance and reinsurance premiums	$7.2	$—	$7.2	$15.1	$—	$15.1
Net investment income (loss)	.9	(.1)	.8	2.0	(.3)	1.7
Net realized gains (losses)	.6	(7.2)	(6.6)	1.4	(8.3)	(6.9)
Other revenue	5.5	(.9)	4.6	6.2	2.8	9.0

Total revenues	14.2	(8.2)	6.0	24.7	(5.8)	18.9

Loss and LAE	5.7	—	5.7	11.5	—	11.5
Insurance and reinsurance acquisition exp.	5.7	—	5.7	9.0	—	9.0
General and administrative expenses	10.3	35.7	46.0	20.1	41.5	61.6
Accretion of discount to loss and LAE reserves	—	14.2	14.2	—	28.4	28.4
Interest expense	—	12.0	12.0	—	25.1	25.1

Total expenses	21.7	61.9	83.6	40.6	95.0	135.6

Pretax loss	$(7.5)	$(70.1)	$(77.6)	$(15.9)	$(100.8)	$(116.7)

	Three months ended June 30, 2002			Six months ended June 30, 2002
	Other Insurance Operations	Holding Companies	Total Other Operations	Other Insurance Operations	Holding Companies	Total Other Operations
	Millions
Net written premiums	$7.6	$—	$7.6	$15.3	$—	$15.3

Earned insurance and reinsurance premiums	$7.4	$—	$7.4	$14.5	$—	$14.5
Net investment income (loss)	1.1	(2.8)	(1.7)	2.3	(5.9)	(3.6)
Net realized losses	(.2)	(14.9)	(15.1)	(.6)	(13.7)	(14.3)
Other revenue	—	1.8	1.8	—	32.8	32.8

Total revenues	8.3	(15.9)	(7.6)	16.2	13.2	29.4

Loss and LAE	5.6	—	5.6	10.2	—	10.2
Insurance and reinsurance acquisition exp	.9	—	.9	1.7	—	1.7
General and administrative expenses	10.7	2.1	12.8	20.5	28.8	49.3
Accretion of discount to loss and LAE reserves	—	27.4	27.4	—	51.4	51.4
Interest expense	—	17.0	17.0	—	34.7	34.7

Total expenses	17.2	46.5	63.7	32.4	114.9	147.3

Pretax loss	$(8.9)	(62.4)	(71.3)	(16.2)	(101.7)	(117.9)

Other Insurance Operations

        The International American Group contributed $(.5) million and $.3 million of pretax income (loss) for the three and six months ended June 30, 2003, compared to $(.2) and $.3 million in the comparable 2002 periods. Peninsula is the only active insurance company in this group and accounts for all of the premiums reported in the tables above. The operations of American Centennial and British Insurance Company were not significant for the three and six months ended June 30, 2003 or for the three and six months ended June 30, 2002, as those companies are in run-off.

        For the three and six months ended June 30, 2003, Esurance reported $7.0 million and $16.2 million of pretax loss for the three and six months ended June 30, 2003, compared to $8.7 and $16.5 million in the comparable 2002 periods. Management expects that Esurance will become profitable during 2004. Substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains. Premium and loss and LAE are included in the underwriting unit that ultimately retains the risk under the policy written through Esurance.

Holding Companies

        White Mountains' capital raising and capital allocation activities are principally conducted through the Company and its intermediate holding companies. In this regard, the results of its holding companies primarily relate to financing activities and purchase accounting adjustments relating to the Acquisition, gains and losses recognized from the purchase and sale of certain of the Company's subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

        Other revenue recorded for the six months ended June 30, 2002 consisted primarily of $25.3 million in interest receivable recorded on amounts due resulting from Internal Revenue Service examinations which were finalized during the period. The decrease in interest expense from 2002 to 2003 resulted primarily from the absence of the $260.0 Seller Note, which was fully repaid by White Mountains in November 2002. Interest expense on the Bank Facility was $7.2 million and $20.2 million for the three and six months ended June 30, 2003, versus $13.5 million and $27.8 million for the three and six months ended June 30, 2002. This decrease is the result of a lower outstanding balance under the Bank Facility in 2003 due to the full repayment of the facility during the second quarter in connection with the issuance of the Senior Notes. Through the issuance of the Senior Notes, White Mountains reduced the interest rate on a majority of its outstanding debt to 5.9% from approximately 7.0% on the Bank Facility (after giving effect to interest rate swaps). During the second quarter of 2003, White Mountains recorded $4.6 million of interest expense on the Senior Notes.

        General and administrative expenses at the holding companies consist primarily of share-based compensation expenses of holding company employees, including performance shares, Options and Restricted Shares. At the May 2003 Board of Directors meeting, the performance shares previously issued to the Chairman of the Company, John J. Byrne, and other non-management directors were terminated early in light of the proposed independence standards for directors. In the second quarter of 2003, White Mountains paid $13.1 million in cash or by deferral into certain non-qualified compensation plans of the Company and recognized $10.5 million of performance share expense related to the early termination of these performance shares, primarily due to the accelerated recognition of expense for performance periods originally scheduled to end on December 31, 2003, 2004 and 2005.

Summary of Investment Operations

Overview

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of June 30, 2003 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

        White Mountains' fixed maturity portfolio avoided the significant credit problems experienced throughout the public markets in recent years. As of June 30, 2003, the duration of the fixed maturity portfolio, including short-term investments, was approximately 4.2 years. During 2002 and into the first six months of 2003, White Mountains began to purchase a modest amount of common equity and convertible securities. Recently, WM Advisors has been gradually accumulating value equities in response to a more fairly valued stock market, and gradually shortening White Mountains' fixed maturity portfolio in response to historically low rates.

Results

        White Mountains was pleased with its overall investment results during the three and six months ended June 30, 2003. White Mountains' fixed maturity portfolios achieved positive returns while generally avoiding credit problems and its investments in common equity securities generated gains for the three and six months ended June 30, 2003 in line with those generally experienced in the U.S. markets. White Mountains' total net pretax investment returns for the three and six months ended June 30, 2003 and 2002 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Dollars in Millions
Net investment income	$73.0	$101.4	$151.6	$188.1
Net realized gains (losses)	$90.0	$(2.5)	$148.2	$(2.6)

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. The decreases in investment income in the 2003 periods presented from the 2002 periods presented were due primarily to lower interest rates throughout the financial markets and lower average net invested assets in OneBeacon's investment portfolio as it gradually shrunk with the run-off of OneBeacon's non-core book.

        White Mountains' realized investment gains and losses result principally from sales of fixed maturity investments. Also included in net realized gains (losses) on investments in White Mountains' income statement are amounts recognized under SFAS No. 133 related to changes in the fair value of the Company's investment in Montpelier warrants (gains of $12.5 million and $11.5 million for the three and six months ended June 30, 2003 versus gains of $4.0 million in both periods during 2002) and its interest rate swap agreements (losses of $3.1 million and $4.2 million for the three and six months ended June 30, 2003 versus losses of $14.0 million and $15.0 million during the 2002 periods).

Impairment

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of June 30, 2003 (excluding short-term investments):

	June 30, 2003
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	88	4	10	102
Market value	$1,614.3	$24.8	$15.5	$1,654.6
Amortized cost	$1,623.2	$25.4	$15.7	$1,664.3
Unrealized loss	$(8.9)	$(.6)	$(.2)	$(9.7)
Common equity securities:
Number of positions	15	9	6	30
Market value	$10.4	$44.4	$14.8	$69.6
Cost	$11.0	$48.5	$15.3	$74.8
Unrealized loss	$(.6)	$(4.1)	$(.5)	$(5.2)
Other investments:
Number of positions	5	1	5	11
Market value	$8.5	$4.4	$4.2	$17.1
Cost	$8.8	$4.5	$4.6	$17.9
Unrealized loss	$(.3)	$(.1)	$(.4)	$(.8)
Total:
Number of positions	108	14	21	143
Market value	$1,633.2	$73.6	$34.5	$1,741.3
Amortized cost	$1,643.0	$78.4	$35.6	$1,757.0
Unrealized loss	$(9.8)	$(4.8)	$(1.1)	$(15.7)
% of total gross unrealized losses	54%	27%	19%	100%

        White Mountains did not record any impairment charges in the second quarter of 2003. For the six months ended June 30, 2003, White Mountains experienced $17.5 million in pretax other-than-temporary impairment charges. Of this charge, $8.1 million was related to White Mountains' investment in the common stock of Octel Corp ("Octel"). White Mountains recorded the other-than-temporary impairment on Octel primarily due to the fact that Octel's unrealized loss position was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors have been reported by Octel which affect the likelihood that White Mountains will recover the original cost of its investment. These factors include disruptions related to political unrest in Venezuela, which is a significant geographic region in which Octel operates and the announcement that Octel will take restructuring charges in 2003. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2003 periods presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. As of June 30, 2003, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Fully Converted Tangible Book Value per Share

        Set forth below is a reconciliation of White Mountains' fully converted tangible book value per common and equivalent share, supporting management's references to fully converted book value per share on page 30:

	June 30, 2003	March 31, 2003	December 31, 2002
	(millions)
Book value per share numerators:
Common shareholders' equity	$2,869.3	$2,485.2	$2,407.9
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	7.5	7.6	8.8
Remaining accretion of subsidiary preferred stock to face value	(132.7)	(136.0)	(139.1)

Book value per share numerator	3,044.1	2,656.8	2,577.6
Assumed conversion of convertible preference shares to Common Shares	—	230.5	219.0
Unamortized goodwill	(15.7)	—	—

Fully converted tangible book value per common and equivalent share numerator	$3,028.4	$2,887.3	$2,796.6

Book value per share denominators:	(thousands)
Common Shares outstanding	9,002.4	8,357.1	8,351.4
Common Shares issuable upon exercise of outstanding Warrants	1,724.2	1,724.2	1,714.3
Share obligations under employee benefit plans	55.4	56.2	61.9

Book value per share denominator	10,782.0	10,137.5	10,127.6
Assumed conversion of convertible preference shares to Common Shares	—	678.0	678.0

Fully converted tangible book value per common and equivalent share denominator	10,782.0	10,815.5	10,805.6

Book value per share	$282.33	$262.08	$254.52
Fully converted tangible book value per common and equivalent share	280.88	266.96	258.82

Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and Warrants, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is derived by expanding the book value per share calculation to include (i) the effects of assumed conversion of all convertible securities and (ii) any remaining unamortized goodwill or deferred credits as of the applicable date.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        The primary sources of cash inflows for the Company and certain of its intermediate holding companies are investment income, sales of investment securities, dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In 2003, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $254 million without approval of regulatory authorities. During the first six months of 2003, OneBeacon paid cash dividends of $79.0 million to Fund American.

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

        As of June 30, 2003, White Mountains reported $2.6 billion in accounts payable on unsettled investment purchases and $1.5 billion in accounts receivable on unsettled investment sales, substantially all of which are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a future settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA contract date and the security settlement date can be as long as 180 days, though it typically is between 45 and 60 days.

        Both internal and external forces influence the Company's financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. Management believes that the Company's cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the Bank Facility are adequate to meet expected cash requirements for the foreseeable future.

Financing

        The following table summarizes White Mountains' capital structure as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	Millions
Senior Notes, carrying value	$698.0	$—
Bank Facility	—	746.4
Other debt	42.5	46.8

Total debt	$740.5	$793.2

Common shareholders' equity	2,869.3	2,407.9
Convertible preference shares	—	219.0
Mandatorily redeemable preferred stock of subsidiaries	187.3	180.9

Total capitalization	$3,797.1	$3,601.0

Debt to total capitalization	20%	22%

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains has recently enhanced its access to the capital markets by filing an effective shelf registration with the SEC in July 2003 for offerings of up to $2.0 billion in debt and equity securities.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of June 30, 2003:

	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	Millions
Debt	$—	$—	$25.0	$17.5	$698.0	$740.5
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations(1)	$—	$—	$25.0	$17.5	$1,018.0	$1,060.5

(1)
Does not reflect contractual obligations and commitments under operating leases.

        In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its $739.9 million amortizing Bank Facility principally through the issuance of $700.0 million face value of 10-year, fixed-rate Senior Notes, which were issued by Fund American under the Company's $1.0 billion shelf registration filed with the SEC in December 2001. The Senior Notes bear a fixed interest rate of 5.9%, while the interest rate on $700.0 million of the previous Bank Facility was 7.0%, after giving effect to a series of interest rate swap agreements. Fund American unwound these swap agreements immediately following the Bank Facility prepayment by paying consideration of $56.4 million in cash.

        Although Fund American repaid all amounts outstanding under the Bank Facility, it has maintained the $175.0 million revolving loan commitment, which expires on June 1, 2006. The revolving credit facility continues to contain various affirmative, negative and financial covenants which include meeting certain minimum net worth and financial ratio standards. At June 30, 2003, White Mountains was in compliance with all of the covenants under the revolving credit facility.

        In October 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of the issuance of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a $68.5 million charge to retained earnings, with an offsetting increase to paid-in surplus.

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

        In June 1999, White Mountains sold Valley Group, Inc. to Unitrin, Inc. (the "VGI Sale"). As part of the VGI Sale, White Mountains provided Unitrin, Inc. ("Unitrin") with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. Unitrin has made a demand for the full $50.0 million.

        Detailed information concerning White Mountains' liquidity and capital resource activities during the three and six months ended June 30, 2003 and 2002 follows:

For the six months ended June 30, 2003

        On May 19, 2003, Fund American issued the Senior Notes for net proceeds of $693.4 million. Using proceeds from the Senior Notes, Fund American repaid the entire $614.9 million of term loans outstanding under the Bank Facility. In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the Bank Facility. In connection with the repayment of the Bank Facility, on May 20, 2003, Fund American paid an aggregate $56.4 million to unwind all of its existing interest rate swap agreements.

        For the six months ended June 30, 2003, White Mountains made scheduled principal amortization payments of $6.5 million on the Bank Facility prior to the repayment and paid a total of $22.5 million in interest under the Bank Facility, including $10.6 million paid under the interest rate swap agreements.

        For the six months ended June 30, 2003, White Mountains declared and paid a total of $15.1 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2003, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the six months ended June 30, 2002, OneBeacon declared and paid a total of $30.0 million in cash dividends to Fund American.

        During the six months ended June 30, 2003, OneBeacon declared and paid a total of $79.0 million in cash dividends to Fund American, its immediate parent company. Also during the six months ended June 30, 2003, WMU paid a total of $30.0 million of dividends to its immediate parent, WM Investment Management (Bermuda) Ltd, and WM Advisors paid a total of $10.0 million in dividends to Fund American.

        During the six months ended June 30, 2003, the Company issued a total of 6,316 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $.8 million in connection with these Option exercises.

        During the first quarter of 2003, White Mountains made payments with respect to 39,500 performance shares (relating to the 2000-2002 performance period) at a 200% payout level, amounting to $25.7 million, to its participants in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. In the second quarter of 2003, White Mountains made payments with respect to an additional 33,075 performance shares, amounting to $13.1 million in cash or by deferral into certain non-qualified compensation plans of the Company. The payments on these additional performance shares in the second quarter represented accelerated payments to certain non-employee directors of the Company for performance periods originally scheduled to end on December 31, 2003, 2004 and 2005.

For the six months ended June 30, 2002

        For the six months ended June 30, 2002, White Mountains made scheduled principal amortization payments totaling $63.1 million on the Bank Facility. During the six months ended June 30, 2002, White Mountains paid a total of $28.6 million in interest under the Bank Facility including $8.6 million paid under related interest rate swap agreements.

        During the six months ended June 30, 2002 White Mountains declared and paid a total of $15.1 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2002 the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the six months ended June 30, 2002, OneBeacon declared and paid a total of $30.0 million in cash dividends to Fund American.

        During the six months ended June 30, 2002, the Company issued a total of 19,500 Common Shares to its employees in satisfaction of obligations under White Mountains' Long-Term Incentive Plan, consisting of 11,700 performance shares and Options to acquire 7,800 Common Shares. The Company received proceeds of $.9 million as a result of the exercise of Options during the period.

RELATED PARTY TRANSACTIONS

Olympus

        In 2002 and 2003, Folksamerica entered into quota share retrocessional arrangements with Olympus. Under these arrangements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to

Olympus. During the three and six months ended June 30, 2003, Folksamerica ceded $91.6 million and $198.4 million in written premiums and $34.9 million and $47.0 million in losses and LAE to Olympus. White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During the three and six months ended June 30, 2003, White Mountains earned $20.4 million and $44.0 million of fee income from Olympus. Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings, Ltd. ("Olympus Holdings"). Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings.

Other relationships

        Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman") Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman was lead underwriter for $700.0 million of Senior Notes and was the arranger, the administrative agent and a lender under the Bank Facility that the Company prepaid in 2003. See Note 6.

        WM Advisors provides investment advisory and management services to Montpelier and Olympus. Montpelier and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%. This agreement may be terminated by either party upon 30 days written notice. At June 30, 2003, WM Advisors had $1.7 billion and $.7 billion of assets under management from Montpelier and Olympus, respectively. During the three and six months ended June 30, 2003, WM Advisors had received $.7 million and $1.4 million in fees from Montpelier, respectively, and $.3 million and $.7 million in fees from Olympus, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Refer to the Company's 2002 Annual Report on Form 10-K/A for a complete discussion regarding White Mountains' critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2002 Annual Report on Form 10-K/A, and in particular Item 7A.—"Quantitative and Qualitative Disclosures About Market Risk". As of June 30, 2003, other than what is described below, there have been no material changes in the market risks described in the Company's most recently filed Annual Report on Form 10-K/A.

Interest Rate Risk

        Indebtedness.    During the second quarter of 2003, White Mountains refinanced its senior debt by issuing fixed-rate Senior Notes and repaying its variable-rate Bank Facility in its entirety. As a result of this refinancing, White Mountains no longer has any variable interest rate debt outstanding that would expose the Company to significant interest rate risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the Company's 2002 Annual Report on Form 10-K/A, and in particular Item 3—"Legal Proceedings" for a brief description of a non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets. See Note 9 of the Notes to Consolidated Financial Statements for material developments since the end of fiscal 2002.

Item 2. Changes in Securities and Use of Proceeds

Convertible Preference Shares

        On October 24, 2002, investment funds managed by Franklin Mutual Advisers, LLC ("Franklin") which were existing Members of the Company, purchased 677,966 Convertible Preference Shares at a price of $200.0 million. White Mountains used the proceeds from the sale of Convertible Preference Shares to partially repay, on November 29, 2002, a $260.0 million Seller Note that was issued in connection with its 2001 acquisition of OneBeacon.

        The Convertible Preference Shares were repurchased and cancelled by the Company (the "Conversion") in consideration of 677,966 Common Shares issued on May 19, 2003 upon Member approval at the 2003 Annual Meeting.

        The Convertible Preference Shares were not registered under the Securities Act of 1933. These securities were offered privately to accredited investors as provided under Rule 506 to Regulation D of the Securities Act of 1933. The Company sold the Convertible Preference Shares directly to the private investor, therefore, no underwriter was used in connection with the offering. In addition, the Common Shares issued upon the Conversion have not been registered under the Securities Act of 1933 but are entitled to registration rights under certain circumstances.

Senior Notes

        On May 19, 2003, the Company's wholly-owned subsidiary, Fund American Companies, Inc. ("Fund American"), issued $700.0 million in principal amount of 5.875% Senior Notes due May 15, 2013 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company and were sold at an issue price of 99.7%. The net proceeds to Fund American were $693.4 million. In addition to an underwriting fee of $4.5 million, Fund American estimates that it incurred an additional $2.8 million in related expenses in connection with the offering.

        Fund American used the net proceeds from the sale of the Notes to repay all of its term loans under its existing credit facility as well as a portion of the outstanding balance under its revolving credit facility. The commitment under its revolving credit facility was not reduced following its repayment.

        Lehman Brothers Inc. ("Lehman"), Bank of America Securities LLC and Credit Suisse First Boston LLC served as joint bookrunners on this offering. Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman. See "Related Party Transactions".

        A shelf registration statement to offer up to $1.0 billion of debt securities, Registration No. 333-73012, was declared effective by the Securities and Exchange Commission on December 10, 2001. This transaction was the first issuance of registered securities under that registration statement.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        At the Company's 2003 Annual General Meeting of Members, which was held on May 19, 2003 in Hamilton, Bermuda, the Company's Members approved proposals (as further described in the Company's 2003 Proxy Statement) calling for the Election of four of the Company's directors to Class III ("Proposal 1"), the Election of Directors of Fund American Reinsurance Company, Ltd. ("Proposal 2"), the Election of Directors of any new non-United States subsidiary ("Proposal 3"), the Approval of the Issuance of additional Common Shares upon conversion of outstanding Convertible Preference Shares ("Proposal 4"), the Approval of Amendments to the Company's Long-Term Incentive Plan ("Proposal 5") and the Ratification of the Appointment of PricewaterhouseCoopers as Independent Auditor ("Proposal 6"). As of March 21, 2003, the "Record Date" for the 2003 Annual Meeting, a total of 8,357,087 Common Shares were eligible to vote.

        With respect to Proposals 1, 2 and 3, 4,402,855 votes, 4,402,735 votes and 4,402,359 votes were cast in favor of the proposals, respectively, and 48,145 votes, 48,265 votes and 48,641 votes were withheld, respectively. With respect to Proposals 4, 5 and 6, 5,723,003 votes, 5,627,066 votes, and 5,693,888 votes were cast in favor of the proposals, respectively, 11,788 votes, 53,664 votes and 44,971 votes were cast against the proposals, respectively, and 6,696 votes, 60,757 votes and 2,628 votes abstained, respectively. These results represent the number of shares voted after taking into consideration the voting cut-back of all holders with 10% or more voting control in accordance with Bye-law 47 of the Company's Bye-laws.

        In connection with Proposal 1, Raymond Barrette, Howard L. Clark, Jr., Robert P. Cochran and Arthur Zankel were re-elected to the Company's Board of Directors with terms ending in 2006. In connection with Proposal 2, Messrs. Barrette, Steven E. Fass and Anders Henriksson and Ms. Sheila E. Nicoll were elected to the Board of Directors of Fund American Reinsurance Company, Ltd. and Ms. Elinor M. Lucas was elected as an alternate director to that company. In connection with Proposal 3, Messrs. Barrette and Fass were elected to the Board of Directors of any new non-United States operating subsidiary that may be formed by the Company in the future.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

11	—	Statement Re Computation of Per Share Earnings*
31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended.
31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended.
32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Consolidated financial statements and notes to consolidated financial statements of Montpelier Re Holdings Ltd. for the quarter ended June 30, 2003.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

(b)
Reports on Form 8-K

        On April 10, 2003, the Company filed a Form 8-K (Item 5) which served to furnish its reconciliation of non-GAAP financial measures (as defined in Regulation G of the Securities and Exchange Commission) contained in its 2002 Management Report and 2002 Annual Report on Form 10-K.

        On May 6, 2003 the Company filed a Form 8-K (Item 9) which served to furnish information regarding its press release announcing its results for the quarter ended March 31, 2003.

        On May 12, 2003, the Company filed a Form 8-K amendment (Item 2) which amended the Management's Discussion and Analysis of Financial Condition for CGU Corporation and its subsidiaries ("CGU") for the five months ended May 31, 2001 compared to the six months ended June 30, 2000 and amended a typographical error in the deferred credit calculation in note (G) in connection with its Form 8-K/A filed March 27, 2003 relating to the pre-acquisition historical financial statements.

        On May 14, 2003 the Company filed a Form 8-K (Item 5) which served to furnish first quarter 2003 consolidated financial statements and notes to consolidated financial statements of its unconsolidated insurance affiliate, Montpelier Re Holdings Ltd.

        On May 21, 2003, the Company filed a Form 8-K (Item 5) which announced it had completed an offering of $700.0 million aggregate principal amount of its 5.875% Senior Notes due 2013.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: August 4, 2003	By:	/s/ J. Brian Palmer
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
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote by Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES