Form 10-Q
period 2003-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2003-11-04
CIK 776867

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒]    No

        As of November 4, 2003, 9,002,395 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 6,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (cost: $5,623.5 and $6,407.5)	$5,892.4	$6,669.1
Short-term investments, at amortized cost (which approximates fair value)	1,680.5	1,790.6
Common equity securities, at fair value (cost: $382.7 and $252.3)	439.9	275.0
Other investments (cost: $266.0 and $142.3)	306.3	164.7

Total investments	8,319.1	8,899.4
Cash	172.2	121.5
Reinsurance recoverable on unpaid losses	1,267.1	1,445.2
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,366.6	2,626.7
Reinsurance recoverable on paid losses	132.6	159.8
Accounts receivable on unsettled investment sales	952.6	160.8
Insurance and reinsurance premiums receivable	833.8	830.5
Investments in unconsolidated insurance affiliates	468.3	399.9
Deferred tax asset	326.0	430.0
Deferred acquisition costs	241.7	244.9
Ceded unearned premiums	186.3	163.9
Investment income accrued	65.0	91.4
Other assets	601.3	459.6

Total assets	$15,932.6	$16,033.6

Liabilities
Loss and loss adjustment expense reserves	$8,030.5	$8,875.3
Unearned insurance and reinsurance premiums	1,482.1	1,514.4
Accounts payable on unsettled investment purchases	1,077.8	495.2
Debt	742.5	793.2
Funds held under reinsurance treaties	200.2	262.4
Other liabilities	1,326.1	1,285.3
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	258.8	—
Held by others (redemption value $20.0)	20.0	—

Total liabilities	13,138.0	13,225.8

Convertible preference shares	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	180.9

Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 9,002,395 and 8,351,387 shares	9.0	8.4
Paid-in surplus	1,395.6	1,126.2
Retained earnings	1,139.9	1,071.9
Accumulated other comprehensive income, after tax:
Unrealized gains on investments	257.9	213.9
Unrealized foreign currency translation losses	(6.1)	(7.2)
Unearned compensation—restricted Common Share awards	(1.7)	(5.3)

Total common shareholders' equity	2,794.6	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$15,932.6	$16,033.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$788.2	$878.5	$2,346.4	$2,736.3
Net investment income	67.5	88.1	219.1	276.2
Net realized investment gains (losses)	(34.2)	119.3	114.0	116.7
Other revenue (loss)	71.2	(4.4)	118.6	62.3

Total revenues	892.7	1,081.5	2,798.1	3,191.5

Expenses:
Loss and loss adjustment expenses	600.5	637.5	1,634.5	2,010.5
Insurance and reinsurance acquisition expenses	149.5	227.8	456.9	622.1
General and administrative expenses	74.2	102.7	313.6	380.5
Accretion of fair value adjustment to loss and loss adjustment expense reserves	10.1	14.2	38.5	65.6
Interest expense on debt	11.0	17.3	37.1	53.0
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	9.2	—	9.2	—

Total expenses	854.5	999.5	2,489.8	3,131.7

Pretax income	38.2	82.0	308.3	59.8
Income tax provision	(14.4)	(20.3)	(105.2)	(1.3)

Net income before minority interest, equity in earnings of affiliates, accounting changes and extraordinary item	23.8	61.7	203.1	58.5
Dividends on mandatorily redeemable preferred stock of subsidiaries	—	(7.6)	(15.1)	(22.7)
Accretion of mandatorily redeemable preferred stock of subsidiary to face value	—	(2.7)	(6.4)	(7.7)
Equity in earnings of unconsolidated insurance affiliates	13.6	3.2	42.3	7.8

Net income from continuing operations	37.4	54.6	223.9	35.9
Cumulative effect of changes in accounting principles	(89.8)	—	(89.8)	660.2
Excess of fair value of acquired net assets over cost	—	—	—	7.1

Net income (loss)	(52.4)	54.6	134.1	703.2

Net change in unrealized gains and losses for investments held	(39.6)	154.6	119.0	271.3
Net change in foreign currency translation	(.4)	(1.0)	1.1	(3.0)
Recognition of unrealized gains and losses for investments sold	17.2	(75.4)	(75.0)	(82.3)

Comprehensive net income (loss)	$(75.2)	$132.8	$179.2	$889.2

Computation of net income (loss) available to common shareholders
Net income (loss)	$(52.4)	$54.6	$134.1	$703.2
Redemption value adjustment—Convertible preference shares	—	—	(49.5)	—

Net income (loss) available to common shareholders	$(52.4)	$54.6	$84.6	$703.2

Basic earnings per Common Share:
Net income from continuing operations	$4.16	$6.67	$20.20	$4.38
Net income (loss)	(5.82)	6.67	9.80	85.90
Diluted earnings per Common Share:
Net income from continuing operations	$3.69	$6.04	$18.08	$3.87
Net income (loss)	(5.33)	6.04	8.67	77.67

Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

(millions)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	134.1	—	134.1	—	—
Other comprehensive income, after tax	45.1	—	—	45.1	—
Redemption value adjustment—Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	4.0	4.0	—	—	—
Issuances of Common Shares	269.5	271.5	—	—	(2.0)
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Amortization of restricted Common Share awards	5.6	—	—	—	5.6

Balances at September 30, 2003	$2,794.6	$1,404.6	$1,139.9	$251.8	$(1.7)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	703.2	—	703.2	—	—
Other comprehensive income, after tax	186.0	—	—	186.0	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	(3.0)	(3.0)	—	—	—
Issuance of Common Shares	7.1	7.1	—	—	—
Amortization of restricted Common Share awards	12.2	—	—	—	12.2

Balances at September 30, 2002	$2,341.8	$1,110.7	$1,050.0	$190.4	$(9.3)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2003	2002
	(millions)
Cash flows from operations:
Net income	$134.1	$703.2
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	89.8	(660.2)
Excess of fair value of acquired assets over cost	—	(7.1)
Dividends on preferred stock subject to mandatory redemption	22.7	22.7
Deferred income tax provision	64.8	54.5
Net realized investment gains	(114.0)	(116.7)
Undistributed equity in earnings of unconsolidated insurance affiliates, after tax	(42.3)	(7.8)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	465.4	19.2
Net change in loss and loss adjustment expense reserves	(844.8)	(394.4)
Net change in insurance and reinsurance premiums receivable	(3.3)	237.0
Net change in unearned insurance and reinsurance premiums	(32.3)	(163.0)
Net change in deferred acquisition costs	3.2	53.6
Net change in funds held under reinsurance treaties	(62.2)	(99.2)
Net change in other assets and liabilities	(77.4)	168.1

Net cash flows used for operations	(396.3)	(190.1)

Cash flows from investing activities:
Net decrease in short-term investments	110.1	276.0
Sales of fixed maturity investments	15,052.6	8,544.6
Maturities of fixed maturity investments	2,064.5	210.6
Sales of common equity securities and other investments	96.4	58.9
Purchases of fixed maturity investments	(16,282.4)	(8,966.7)
Purchases of common equity securities and other investments	(355.5)	(301.4)
Net change in unsettled investment purchases and sales	(209.2)	550.9
Purchases of consolidated affiliates	—	(.5)
Net dispositions (acquisitions) of fixed assets	47.2	(12.8)

Net cash flows provided from investing activities	523.7	359.6

Cash flows from financing activities:
Issuances of debt	693.4	—
Repayments of debt	(739.9)	(77.3)
Cash dividends paid to common shareholders	(8.3)	(8.3)
Cash dividends paid to preferred shareholders	(22.7)	(22.7)
Proceeds from issuances of Common Shares	.8	1.2

Net cash used for financing activities	(76.7)	(107.1)

Net increase in cash during period	50.7	62.4
Cash balances at beginning of period	121.5	67.4

Cash balances at end of period	$172.2	$129.8

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

        White Mountains' reinsurance operations are conducted primarily through Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, "Folksamerica"). In connection with the Acquisition, Folksamerica was contributed to OneBeacon. OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies. White Mountains' reinsurance operations also include its wholly-owned subsidiaries White Mountains Underwriting Limited ("WMU") and Fund American Reinsurance Company Ltd. ("Fund American Re"), as well as its unconsolidated investment in Montpelier Re Holdings Ltd. ("Montpelier"), a Bermuda-domiciled reinsurance holding company. Fund American Re is commercially domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. WMU is an Ireland- domiciled consulting services provider specializing in international property excess reinsurance.

        White Mountains' other operations consist of the International American Group and Esurance Inc. ("Esurance"), which are owned by Folksamerica, as well as the Company and the Company's intermediate holding companies. The International American Group consists of Peninsula Insurance Company ("Peninsula"), American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), which were purchased by White Mountains in 1999. See Note 12—Subsequent Events for disclosure regarding the pending sale of Peninsula.

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

Recently Adopted Changes in Accounting Principles

Mandatorily Redeemable Preferred Stock

        In July 2003, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which, among other things, requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to initially measure the liability at its fair value. Subsequently, these instruments are to be measured at their present value, using the interest rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments, as well as any accretion related to those instruments, are to be reflected as interest cost. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the difference between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fall within the scope of SFAS No. 150 and therefore have been classified as liabilities upon White Mountains' adoption of SFAS No. 150 in the third quarter of 2003. White Mountains recognized a charge of $89.8 million as a cumulative effect of a change in accounting principle during the third quarter of 2003 as a result of its adoption of SFAS No. 150. In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains' mandatorily redeemable preferred stock are recorded as interest expense. (See Note 10.)

Stock-Based Compensation

        In January 2003, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. See Note 9.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is the entity that has a variable interest that will absorb the majority of the VIE's expected losses or receive a majority of the entity's expected residual returns or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, additional disclosure requirements were effective for financial statements issued after January 31, 2003. White Mountains did not identify any material VIEs created subsequent to January 31, 2003 which required consolidation. White Mountains adopted the disclosure provisions of FIN 46 beginning with its December 31, 2002 Form 10-K/A.

        On October 9, 2003, the FASB issued FASB Staff Position 46-6 ("FSP 46-6") deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003. According to FSP 46-6, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). At September 30, 2003 and December 31, 2002, White Mountains held certain investments that, for purposes of FIN 46, are being evaluated to determine whether they should be consolidated or disclosed as VIEs in the Company's future financial statements. Such investments include limited partnerships currently accounted for under the equity method (with a $72.8 million carrying value at September 30, 2003) and OneBeacon's surplus note investment in New Jersey Skylands Insurance Association (together with New Jersey Skylands Insurance Company, "New Jersey Skylands"). OneBeacon has no ownership interest in New Jersey Skylands, which is a reciprocal carrier that is owned by its policyholders. OneBeacon's potential loss is limited to its $31.3 million surplus note investment in New Jersey Skylands that is currently carried at cost as an other investment.

Note 2.    Acquisition of OneBeacon and Related Transactions

        On June 1, 2001, White Mountains acquired OneBeacon from Aviva for $2,114.3 million, of which $260.0 million consisted of a convertible note (the "Seller Note"), which was subsequently repaid in November 2002, with the balance paid in cash.

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group ("Liberty Mutual") pursuant to a renewal rights agreement (the "Renewal Rights Agreement"). This transfer amounted to approximately 45% of OneBeacon's total business. The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Renewal Rights Agreement are shared between Liberty Mutual and OneBeacon. A reinsurance agreement pro-rates results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and assumes approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. OneBeacon will also receive commissions of 3% of written premiums on policies transferred to Liberty Mutual that are renewed in the year after the Renewal Rights Agreement expires. Additionally, OneBeacon had the option of assuming 10% of Liberty Mutual's regional agency markets business for the years 2004 to 2006 on a pari passu basis with Liberty Mutual. During the third quarter of 2003, OneBeacon elected not to exercise this option.

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions
Gross beginning balance	$8,286.5	$9,179.9	$8,875.3	$9,527.6
Less beginning reinsurance recoverable on unpaid losses	(3,814.4)	(4,067.7)	(4,071.9)	(4,203.5)

Net loss and LAE reserves	4,472.1	5,112.2	4,803.4	5,324.1
Net loss and LAE reserves acquired	—	17.5	—	28.5
Loss and LAE incurred relating to:
Current year losses	493.6	629.5	1,497.2	2,003.4
Prior year losses	106.9	8.0	137.3	7.1

Total incurred loss and LAE	600.5	637.5	1,634.5	2,010.5
Accretion of fair value adjustment to loss and LAE reserves	10.1	14.2	38.5	65.6
Loss and LAE paid relating to:
Current year losses	(307.7)	(321.2)	(498.0)	(787.3)
Prior year losses	(378.2)	(504.3)	(1,581.6)	(1,685.5)

Total loss and LAE payments	(685.9)	(825.5)	(2,079.6)	(2,472.8)
Net ending balance	4,396.8	4,955.9	4,396.8	4,955.9
Plus ending reinsurance recoverable on unpaid losses	3,633.7	4,177.3	3,633.7	4,177.3

Gross ending balance	$8,030.5	$9,133.2	$8,030.5	$9,133.2

        White Mountains recorded $106.9 million and $137.3 million of net unfavorable loss reserve development on prior accident year loss and LAE reserves during the three and nine months ended September 30, 2003, of which approximately $100 million and $120 million, respectively, were experienced by OneBeacon. The net unfavorable development at OneBeacon in the third quarter of 2003 primarily related to construction defect claims in its non-core operations as part of the review of all claims recalled from Liberty Mutual by OneBeacon. See page 41 for a detailed discussion of the third quarter loss reserve development at OneBeacon. The development at OneBeacon during the first nine months of 2003 also included approximately $12 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which had been in litigation and was settled through an arbitration decision during the second quarter of 2003. Folksamerica experienced approximately $7 million and $17 million of unfavorable loss reserve development for the three and nine months ended September 30, 2003, primarily due to higher than expected losses in casualty lines from the 1999 and 2000 accident years, before significant rate increases took place.

        White Mountains recorded net unfavorable loss reserve development for the three and nine months ended September 30, 2002 of $8.0 million and $7.1 million, respectively, of which approximately $8 million and $4 million, respectively, were experienced by Folksamerica. Included in Folksamerica's net development for the nine-month period was $17 million of favorable development from the reversal of an allowance for doubtful reinsurance recoveries originally established in connection with its 2000 acquisition of PCA Property and Casualty Insurance Company ("PCA"). Excluding this PCA allowance reversal, Folksamerica's unfavorable development of $8 million and $21 million for the three and nine months ended September 30, 2002, respectively, was primarily covered under the retroactive portion of the Imagine Cover (as defined below) and, as such, the benefit received under the Imagine Cover will be realized in the period that the corresponding deferred gain is recognized.

        In connection with purchase accounting for the Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($125.7 million at September 30, 2003) is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $10.1 million and $38.5 million of such charges, recorded as loss and LAE, for the three and nine months ended September 30, 2003, respectively, and $14.2 million and $65.6 million for the three and nine months ended September 30, 2002, respectively.

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

        Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, it has exhausted approximately $1,771 million of the coverage provided by NICO at September 30, 2003. Approximately $579 million of these incurred losses have been paid by NICO through September 30, 2003. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $729 million protection remaining under the NICO Cover.

        Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at September 30, 2003 and December 31, 2002. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover.

        At September 30, 2003, OneBeacon had $51.4 million of reinsurance currently recoverable on paid losses and $3,151.8 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the financial position and solvency of OneBeacon's reinsurers is critical to the collectibility of its reinsurance coverages. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers (dollars in millions)	Balance at September 30, 2003	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,332.5	73%	A	++
Liberty Mutual and subsidiaries(1)	215.6	7	A
Tokio Fire and Marine Insurance Company	56.0	2	A	++
American Re-Insurance Company	43.6	1	A	+
Aviva plc and its affiliates(2)	30.8	1	not rated

(1)
At September 30, 2003, OneBeacon had assumed balances payable and expenses payable of approximately $113.6 million under the Renewal Rights Agreement. In the event of Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

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

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several acquisitions. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At September 30, 2003 and December 31, 2002, Folksamerica's reinsurance recoverables included $306.7 million and $381.2 million, respectively, recorded under the Imagine Cover. All balances due from Imagine Re are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of September 30, 2003, there was approximately $5.2 million of coverage remaining under this contract. At September 30, 2003 and December 31, 2002, Folksamerica had also recorded $52.7 million and $53.9 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine Re at the inception of the Imagine Cover. Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $2.1 million and $6.2 million of such deferred gains during the three and nine months ended September 30, 2003, respectively, and $1.8 million and $5.6 million during the three and nine months ended September 30, 2002, respectively.

        At September 30, 2003, Folksamerica had $65.5 million of reinsurance currently recoverable on paid losses and $757.8 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the financial position and solvency of Folksamerica's reinsurers is critical to the collectibility of its reinsurance coverages. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers (dollars in millions)	Balance at September 30, 2003	% of Total	A.M. Best Rating(2)
Imagine Re(1)	$306.7	37.3%	A	-
London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp.(1)	135.4	16.5%	A
Olympus(1)	114.4	13.9%	A	-
GRC and affiliates	34.0	4.1%	A	++
Federal Insurance Company	31.2	3.8%	A	++

(1)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)
A.M. Best ratings as detailed above are: A++ (Superior, which is the highest of fifteen ratings), A (Excellent, which is the third highest of fifteen ratings) and A- (Excellent, which is the fourth highest of fifteen ratings).

Note 5.    Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions
Investment income:
Fixed maturity investments	$63.8	$82.0	$201.4	$265.3
Short-term investments	.7	1.4	9.1	3.2
Common equity securities	2.4	2.8	6.8	5.8
Other	.9	2.6	4.0	4.8

Total investment income	67.8	88.8	221.3	279.1
Less investment expenses and other charges	(.3)	(.7)	(2.2)	(2.9)

Net investment income, before tax	$67.5	$88.1	$219.1	$276.2

        The composition of realized investment gains (losses) for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions
Fixed maturity investments	$(31.3)	$118.8	$94.7	$125.9
Common equity securities	3.4	(2.1)	25.2	3.7
Other investments	(6.3)	2.6	(5.9)	(12.9)

Net realized investment gains (losses), before tax	$(34.2)	$119.3	$114.0	$116.7

        In 2001, the Company received warrants to acquire 4,781,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011. White Mountains' investment in the Montpelier warrants constitutes a derivative security under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized through the income statement as a realized investment gain or loss. In accordance with SFAS No. 133, White Mountains has determined the fair value of the Montpelier warrants to be $63.1 million as of September 30, 2003 and has recognized other investment gains (losses) of $(6.4) million and $5.1 million for the three and nine months ended September 30, 2003, respectively, and other investment gains of $32.3 million and $36.3 million for the three and nine months ended September 30, 2002. Realized gains and losses on other investments for the three and nine months ended September 30, 2002 also included $30.3 million and $46.3 million of losses on the Company's interest rate swap agreements recognized in accordance with SFAS No. 133. See Note 6.

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

        As of September 30, 2003, White Mountains reported $1.1 billion in accounts payable on unsettled investment purchases and $1.0 billion in accounts receivable on unsettled investment sales, substantially all of which are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a commitment to purchase or sell a pool of mortgage-backed securities in the future.

TBA trades are settled in the future, since at the time of the trade, the specific identification of the mortgage loans underlying the mortgage-backed security is not final. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA trade date and the ultimate cash settlement date can be as long as 180 days, though it typically runs between 45 and 60 days. At the time of a TBA purchase trade, White Mountains intends to take delivery of the mortgage-backed security on the cash settlement date.

Note 6.    Debt

        White Mountains' debt outstanding as of September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
	Millions
Senior Notes, face value	$700.0	$—
Unamortized original issue discount	(2.0)	—

Senior Notes, carrying value	698.0	—
New Bank Facility	—	—
Old Bank Facility:
Revolving loan	—	125.0
Term loans	—	621.4

Total Old Bank Facility	—	746.4
Medium Term Notes	—	5.1
Other debt	44.5	41.7

Total debt	$742.5	$793.2

Senior Notes

        On May 19, 2003, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). After reducing for a $4.5 million underwriting discount, the resulting $693.4 million in proceeds to Fund American were used to repay all of the term loans and a portion of the revolving loan (with the remainder repaid with cash on hand) under Fund American's Old Bank Facility (see below). The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

        The Senior Notes were issued under an indenture with Bank One, N.A. as trustee, which contains certain covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer its properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere.

Old Bank Facility

        In connection with the Acquisition, Fund American had borrowed $825.0 million from a banking syndicate arranged by Lehman Brothers Inc. (the "Old Bank Facility"), which was initially comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. On May 19, 2003, using proceeds from the Senior Notes offering, Fund American repaid the entire $614.9 million of term loans then outstanding under the Old Bank Facility. In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes offering and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the Old Bank Facility.

New Bank Facility

        In September 2003, Fund American terminated the Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility (the "New Bank Facility") arranged through Fleet Securities, Inc. and Banc One Capital Markets, Inc., which matures in September 2006 and under which both Fund American and the Company are permitted borrowers. Under the New Credit Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. Amounts outstanding under the New Bank Facility bear interest at a variable base rate (Fleet National Bank's prime rate) or a variable Eurodollar rate plus an applicable margin based on the level of borrowings outstanding under the New Bank Facility and White Mountains' public debt ratings. If fully drawn, the New Bank Facility would currently have an all-in margin of 1.125% over the Eurodollar rate compared to 2.125% for the old revolving credit commitment under the Old Bank Facility. As of September 30, 2003, both Fund American and the Company had yet to draw any funds under the New Bank Facility.

        The New Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains. Failure to meet one or more of these covenants could result in an event of default, which ultimately could result in acceleration of principal repayment. At September 30, 2003, White Mountains was in compliance with all of the covenants under the New Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Interest Rate Swaps

        Fund American had entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Old Bank Facility. The swap investments did not match the duration of the Old Bank Facility and as a result did not satisfy the criteria for hedge accounting under SFAS No. 133. Pursuant to SFAS No. 133, the interest rate swaps had been carried at fair value on White Mountains' balance sheet as an other investment, with changes in their fair value reported directly through the income statement as realized gains or losses.

        In connection with the repayment of the Old Bank Facility, Fund American negotiated with the corresponding banks for an early termination of the interest rate swap agreements and as a result paid a total of $56.4 million on May 20, 2003 in full satisfaction of the swap agreements. As of December 31, 2002, White Mountains had recorded the aggregate fair value of the interest rate swaps as an other investment of $(52.2) million. Accordingly, White Mountains recorded realized losses of $4.2 million for the nine months ended September 30, 2003.

Medium Term Notes

        The Company's $5.1 million in medium term notes were prepaid in 2001 into an escrow account which was disbursed to holders of the notes during the first quarter of 2003 upon maturity of the notes.

Note 7. Earnings Per Share

        Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings (loss) per share numerators (in millions):
Net income from continuing operations	$37.4	$54.6	$223.9	$35.9
Redemption value adjustment—Convertible Preference Shares	—	—	(49.5)	—

Net income from continuing operations available to common shareholders	$37.4	$54.6	$174.4	$35.9

Cumulative effect of changes in accounting principles	(89.8)	—	(89.8)	660.2
Excess of fair value of acquired net assets over cost	—	—	—	7.1

Net income (loss) available to common shareholders	$(52.4)	$54.6	$84.6	$703.2

Diluted earnings (loss) per share numerators (in millions):
Net income from continuing operations available to common shareholders	$37.4	$54.6	$174.4	$35.9
Other effects on diluted earnings(1)	(.7)	(.4)	(1.9)	(.9)

Adjusted net income from continuing operations available to common shareholders	$36.7	$54.2	$172.5	$35.0

Net income (loss) available to common shareholders	$(52.4)	$54.6	$84.6	$703.2
Other effects on diluted earnings(1)	(.7)	(.4)	(1.9)	(.9)

Adjusted net income (loss) available to common shareholders	$(53.1)	$54.2	$82.7	$702.3

Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,996	8,190	8,634	8,187
Average outstanding dilutive options and Warrants	962	784	907	856

Diluted earnings (loss) per share denominator(2)	9,958	8,974	9,541	9,043

Basic earnings (loss) per share (in dollars):
Net income from continuing operations	$4.16	$6.67	$20.20	$4.38
Cumulative effect of changes in accounting principles	(9.98)	—	(10.40)	80.65
Excess of fair value of acquired net assets over cost	—	—	—	.87

Net income (loss)	$(5.82)	$6.67	$9.80	$85.90

Diluted earnings (loss) per share (in dollars):
Net income from continuing operations	$3.69	$6.04	$18.08	$3.87
Cumulative effect of changes in accounting principles	(9.02)	—	(9.41)	73.01
Excess of fair value of acquired net assets over cost	—	—	—	.79

Net income (loss)	$(5.33)	$6.04	$8.67	$77.67

(1)
Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are currently in-the-money.

(2)
The following potentially dilutive Common Share equivalents are not included in the dilutive per share calculation as their inclusion would be anti-dilutive: (i) for the three and nine months ended September 30, 2003, average restricted Common Shares outstanding of 6,000 and 44,533 Common Shares, respectively, and average options to acquire 55,365 and 57,240 Common Shares, respectively, at an average price of $129.77 and $127.98 per Common Share, respectively; and (ii) for the three and nine months ended September 30, 2002, average restricted Common Shares outstanding of 94,500 Common Shares.

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

Millions	OneBeacon	Reinsurance	Other Operations	Total
Three months ended September 30, 2003
Earned insurance and reinsurance premiums	$550.7	$229.2	$8.3	$788.2
Net investment income	50.2	13.2	4.1	67.5
Net realized investment losses	(17.5)	(15.4)	(1.3)	(34.2)
Other revenue	15.0	16.7	39.5	71.2

Total revenues	$598.4	$243.7	$50.6	$892.7

Loss and LAE	434.7	158.8	7.0	600.5
Insurance and reinsurance acquisition expenses	98.3	45.9	5.3	149.5
General and administrative expenses	37.5	18.4	18.3	74.2
Accretion of fair value adjustment to loss and LAE reserves	—	—	10.1	10.1
Interest expense on debt	—	.5	10.5	11.0
Interest expense on preferred stock subject to mandatory redemption	—	—	9.2	9.2

Total expenses	570.5	223.6	60.4	854.5

Pretax income (loss)	$27.9	$20.1	$(9.8)	$38.2

Nine months ended September 30, 2003
Earned insurance and reinsurance premiums	$1,658.5	$664.5	$23.4	$2,346.4
Net investment income	173.3	40.0	5.8	219.1
Net realized investment gains (losses)	112.2	10.0	(8.2)	114.0
Other revenue	16.4	52.2	50.0	118.6

Total revenues	$1,960.4	$766.7	$71.0	$2,798.1

Loss and LAE	1,169.1	446.9	18.5	1,634.5
Insurance and reinsurance acquisition expenses	301.4	141.2	14.3	456.9
General and administrative expenses	180.8	50.0	82.8	313.6
Accretion of fair value adjustment to loss and LAE reserves	—	—	38.5	38.5
Interest expense on debt	—	1.5	35.6	37.1
Interest expense on preferred stock subject to mandatory redemption	—	—	9.2	9.2

Total expenses	1,651.3	639.6	198.9	2,489.8

Pretax income (loss)	$309.1	$127.1	$(127.9)	$308.3

Three months ended September 30, 2002
Earned insurance and reinsurance premiums	$688.8	$182.1	$7.6	$878.5
Net investment income	73.2	13.8	1.1	88.1
Net realized investment gains (losses)	83.9	65.6	(30.2)	119.3
Other revenue (loss)	—	9.5	(13.9)	(4.4)

Total revenues	$845.9	$271.0	$(35.4)	$1,081.5

Loss and LAE	488.5	141.6	7.4	637.5
Insurance and reinsurance acquisition expenses	188.0	38.7	1.1	227.8
General and administrative expenses	70.0	21.0	11.7	102.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	14.2
Interest expense on debt	—	.5	16.8	17.3

Total expenses	746.5	201.8	51.2	999.5

Pretax income (loss)	$99.4	$69.2	$(86.6)	$82.0

Nine months ended September 30, 2002
Earned insurance and reinsurance premiums	$2,241.4	$472.8	$22.1	$2,736.3
Net investment income (loss)	235.6	43.1	(2.5)	276.2
Net realized investment gains (losses)	98.5	62.7	(44.5)	116.7
Other revenue	.1	38.4	23.8	62.3

Total revenues	$2,575.6	$617.0	$(1.1)	$3,191.5

Loss and LAE	1,663.4	329.5	17.6	2,010.5
Insurance and reinsurance acquisition expenses	502.6	116.7	2.8	622.1
General and administrative expenses	269.7	49.8	61.0	380.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	65.6	65.6
Interest expense on debt	—	1.5	51.5	53.0

Total expenses	2,435.7	497.5	198.5	3,131.7

Pretax income (loss)	$139.9	$119.5	$(199.6)	$59.8

Selected Balance Sheet Data	OneBeacon	Reinsurance	Other Operations	Total
September 30, 2003
Total investments	$5,741.3	$1,996.3	$581.5	$8,319.1
Reinsurance recoverable on paid and unpaid losses	3,203.3	831.2	(268.2)	3,766.3
Total assets	11,493.4	4,024.0	415.2	15,932.6
Loss and LAE reserves	6,630.8	1,762.8	(363.1)	8,030.5
Total liabilities	9,586.1	2,603.7	948.2	13,138.0
Total equity	1,907.4	1,420.3	(533.1)	2,794.6

December 31, 2002
Total investments	$6,648.5	$1,850.2	$400.7	$8,899.4
Reinsurance recoverable on paid and unpaid losses	3,638.6	880.2	(287.1)	4,231.7
Total assets	12,247.9	3,621.6	164.1	16,033.6
Loss and LAE reserves	7,630.5	1,664.2	(419.4)	8,875.3
Total liabilities	10,324.6	2,323.4	577.8	13,225.8
Total equity	1,923.3	1,298.1	(813.5)	2,407.9

Note 9. Stock-Based Compensation

        White Mountains' share-based compensation plans consist primarily of performance shares, with limited use of incentive stock options to acquire Common Shares ("Options") and restricted Common Share awards ("Restricted Shares"). White Mountains expenses all its share-based compensation, including its outstanding Options, and accounts for these obligations under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). White Mountains recorded compensation charges of $30.3 million and $106.6 million for outstanding performance shares during the three and nine months ended September 30, 2003, respectively, and ($4.6) million and $9.9 million for the three and nine months ended September 30, 2002, respectively. Compensation expense charged to earnings for Restricted Shares was $.2 million and $5.6 million for the three and nine months ended September 30, 2003, respectively, and $4.1 million and $12.2 million for the three and nine months ended September 30, 2002, respectively.

        In 2000, the Company issued a one-time award of 81,000 Options to nine key employees. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $.4 million and $4.1 million for the three and nine months ended September 30, 2003, respectively, and $(.3) million and $(.9) million for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, the Company had 55,365 Options outstanding (4,965 of which were exercisable) with a weighted average exercise price of $130.67 per Common Share. During the nine months ended September 30, 2003, 6,600 Options were exercised at an average exercise price of $126.29 per Common Share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions, except per share amounts
Net income (loss) as reported	$(52.4)	$54.6	$134.1	$703.2
Add: Option expense included in reported net income	.4	(.3)	4.1	(.9)
Deduct: Option expense determined under fair value based method	—	(.1)	(.1)	(.1)

Net income (loss), pro forma	$(52.0)	$54.2	$138.1	$702.2

Earnings per share:
Basic—as reported	$(5.82)	$6.67	$9.80	$85.90
Basic—pro forma	(5.78)	6.62	10.26	85.77
Diluted—as reported	(5.33)	6.04	8.67	77.67
Diluted—pro forma	(5.29)	5.99	9.09	77.55

Note 10.    Mandatorily Redeemable Preferred and Convertible Preference Shares

Berkshire Preferred

        As part of the financing for the Acquisition, Berkshire Hathaway Inc. ("Berkshire") invested a total of $300 million in cash, of which (i) $225 million was for the purchase of mandatorily redeemable preferred stock (the "Berkshire Preferred Stock") with a $300 million redemption value and (ii) $75 million was for warrants to purchase 1,714,285 common shares at $175 per share (the "Warrants"). The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally allocated between the Berkshire Preferred Stock and the Warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14—"Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Through June 30, 2003, the carrying value of the Berkshire Preferred Stock had been accreted up to $167.3 million.

        SFAS No. 150 specifies that the Berkshire Preferred Stock be classified as a liability, measured initially at its fair value and subsequently at its present value using the interest rate implicit at the inception of the contract. White Mountains determined that the fair value of the Berkshire Preferred Stock as of the inception of the contract was $245.4 million, and the subsequent present value of the instrument, using the interest rate implicit at its inception, was $257.1 million on July 1, 2003. Accordingly, upon adoption of SFAS No. 150 on July 1, 2003, White Mountains reclassified this instrument from minority interest to a liability and recorded such liability at its present value of $257.1 million, resulting in a $89.8 million mark-up of the instrument from its previous carrying value. This charge has been recorded by White Mountains as a cumulative effect of a change in accounting principle during the third quarter of 2003. Beginning in the third quarter of 2003, White Mountains is accreting the instrument up to its $300.0 million redemption value using the interest method, recognizing this accretion as interest expense on the income statement. Also, beginning in the third quarter of 2003, all quarterly dividends paid to Berkshire are reflected as interest expense, as opposed to dividends on preferred stock.

Zenith Preferred

        On June 1, 2001, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable after ten years. The Company received $20 million in cash consideration for the $20 million redemption value payable to Zenith. Accordingly, this instrument has a zero percent implicit rate at the inception of the contract. Therefore, the present value of the Zenith Preferred Stock at the date of SFAS No. 150 adoption is equal to its $20 million carrying value. Upon adoption of SFAS No. 150 on July 1, 2003, White Mountains reclassified this instrument from minority interest to a liability at its face value of $20 million. Similar to the Berkshire Preferred Stock, beginning in the third quarter of 2003, all quarterly dividends paid to Zenith are recognized as interest expense.

Convertible Preference Shares

        In October of 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a cumulative $68.5 million charge to retained earnings ($49.5 million of which was recognized during the nine months ended September 30, 2003), with an offsetting increase to paid-in surplus.

Note 11.    Consolidating Financial Information

        The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to its December 2001 shelf registration statement, including Fund American's May 2003 issuance of the Senior Notes (see Note 6). The following tables present White Mountains' consolidating balance sheets as of September 30, 2003 and December 31, 2002 and statements of income for the three and nine months ended September 30, 2003 and statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet
as of September 30, 2003

	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$110.5	$5,781.9	$—	$5,892.4
Short-term investments, at amortized cost	12.7	179.6	1,491.2	(3.0)	1,680.5
Common equity securities, at fair value	—	—	439.9	—	439.9
Other investments	—	82.6	223.7	—	306.3

Total investments	12.7	372.7	7,936.7	(3.0)	8,319.1
Cash	—	57.0	115.2	—	172.2
Reinsurance recoverable on paid and unpaid losses	—	8.0	3,758.3	—	3,766.3
Accounts receivable on unsettled investment sales	—	—	952.6	—	952.6
Insurance and reinsurance premiums receivable	—	33.6	800.2	—	833.8
Investments in unconsolidated insurance affiliates	—	63.1	405.2	—	468.3
Deferred tax asset	—	31.8	381.8	(87.6)	326.0
Deferred acquisition costs	—	4.8	236.9	—	241.7
Ceded unearned premiums	—	1.2	185.1	—	186.3
Investment income accrued	—	.2	64.8	—	65.0
Investments in subsidiaries	2,809.2	—	—	(2,809.2)	—
Other assets	3.9	66.4	529.3	1.7	601.3

Total assets	$2,825.8	$638.8	$15,366.1	$(2,898.1)	$15,932.6

LIABILITIES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$64.4	$7,966.1	$—	$8,030.5
Unearned insurance and reinsurance premiums	—	28.3	1,453.8	—	1,482.1
Accounts payable on unsettled investment purchases	—	—	1,077.8	—	1,077.8
Debt	—	12.4	730.1	—	742.5
Funds held under reinsurance treaties	—	—	200.2	—	200.2
Other liabilities	31.2	219.5	1,164.3	(88.9)	1,326.1
Preferred stock subject to mandatory redemption	—	20.0	258.8	—	278.8

Total liabilities	31.2	344.6	12,851.1	(88.9)	13,138.0

Common shareholders' equity	$2,794.6	$294.2	$2,515.0	$(2,809.2)	$2,794.6

Total liabilities and common shareholders' equity	$2,825.8	$638.8	$15,366.1	$(2,898.1)	$15,932.6

Consolidating Balance Sheet
as of December 31, 2002

	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Mllions)
ASSETS
Fixed maturity investments, at fair value	$—	$47.1	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	222.6	1,555.0	(2.6)	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.7	44.9	89.1	—	164.7

Total investments	46.3	314.6	8,541.1	(2.6)	8,899.4
Cash	(.8)	41.5	80.9	(.1)	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Investments in unconsolidated insurance affiliates	58.0	—	341.9	—	399.9
Deferred tax asset	—	18.2	543.4	(131.6)	430.0
Deferred acquisition costs	(.3)	3.0	242.2	—	244.9
Ceded unearned premiums	—	1.3	162.6	—	163.9
Investment income accrued	—	.7	90.7	—	91.4
Investments in subsidiaries	2,500.9	—	—	(2,500.9)	—
Other assets	42.9	54.7	361.9	.1	459.6

Total assets	$2,647.0	$467.8	$15,553.9	$(2,635.1)	$16,033.6

LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Debt	5.1	9.7	778.4	—	793.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	224.7	1,179.8	(134.2)	1,285.3

Total liabilities	20.1	313.1	13,026.8	(134.2)	13,225.8

Convertible preference shares	219.0	—	—	—	219.0
Minority interest—mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders' equity	2,407.9	134.7	2,366.2	(2,500.9)	2,407.9

Total liabilities, convertible preference shares, minority interest and common shareholders' equity	$2,647.0	$467.8	$15,553.9	$(2,635.1)	$16,033.6

Consolidating Statement of Income
for the Three Months Ended
September 30, 2003

	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$15.6	$772.6	$—	$788.2
Net investment income	—	1.0	66.5	—	67.5
Net realized investment losses	—	(7.7)	(26.5)	—	(34.2)
Other revenue (loss)	(.7)	21.2	54.2	(3.5)	71.2

Total revenues	(.7)	30.1	866.8	(3.5)	892.7

Loss and LAE	—	9.8	590.7	—	600.5
Insurance and reinsurance acquisition expenses	—	4.3	148.7	(3.5)	149.5
General and administrative expenses	7.9	2.2	64.1	—	74.2
Accretion of fair value adjustment to loss and LAE reserves	—	—	10.1	—	10.1
Interest expense	—	.1	10.9	—	11.0
Interest expense on preferred shares	—	.5	8.7	—	9.2

Total expenses	7.9	16.9	833.2	(3.5)	854.5

Pretax income (loss)	(8.6)	13.2	33.6	—	38.2
Income tax provision	—	(1.7)	(12.7)	—	(14.4)
Equity in earnings of subsidiaries	(43.8)	—	—	43.8	$—
Equity in earnings of unconsolidated insurance affiliates	—	—	13.6	—	13.6
Cumulative effect of changes in accounting principles	—	—	(89.8)	—	(89.8)

Net income (loss)	$(52.4)	$11.5	$(55.3)	$43.8	$(52.4)

Consolidating Statement of Income
for the Three Months Ended
September 30, 2002

	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$19.1	$859.4	$—	$878.5
Net investment income	.4	1.0	86.7	—	88.1
Net realized investment gains	32.2	1.4	85.7	—	119.3
Other revenue (loss)	—	(7.0)	2.6	—	(4.4)

Total revenues	32.6	14.5	1,034.4	—	1,081.5

Loss and LAE	—	18.0	619.5	—	637.5
Insurance and reinsurance acquisition expenses	—	4.1	223.7	—	227.8
General and administrative expenses	2.5	4.5	95.7	—	102.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	.1	3.4	13.8	—	17.3

Total expenses	2.6	30.0	966.9	—	999.5

Pretax income (loss)	30.0	(15.5)	67.5	—	82.0
Income tax benefit (provision)	—	2.9	(23.2)	—	(20.3)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(9.8)	—	(10.3)
Equity in earnings of subsidiaries	24.6	—	—	(24.6)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	3.2	—	3.2

Net income (loss)	$54.6	$(13.1)	$37.7	$(24.6)	$54.6

Consolidating Statement of Income
for the Nine Months Ended
September 30, 2003

	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$50.1	$2,296.3	$—	$2,346.4
Net investment income	.2	2.9	216.0	—	219.1
Net realized investment gains (losses)	(1.1)	4.7	110.4	—	114.0
Other revenue (loss)	(.7)	58.3	71.7	(10.7)	118.6

Total revenues	(1.6)	116.0	2,694.4	(10.7)	2,798.1

Loss and LAE	—	35.2	1,599.3	—	1,634.5
Insurance and reinsurance acquisition expenses	—	11.4	456.2	(10.7)	456.9
General and administrative expenses	39.5	9.8	264.3	—	313.6
Accretion of fair value adjustment to loss and LAE reserves	—	—	38.5	—	38.5
Interest expense	.1	.2	36.8	—	37.1
Interest expense on preferred shares	—	.5	8.7	—	9.2

Total expenses	39.6	57.1	2,403.8	(10.7)	2,489.8

Pretax income (loss)	(41.2)	58.9	290.6	—	308.3
Income tax provision	—	(2.1)	(103.1)	—	(105.2)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	175.3	—	—	(175.3)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	42.3	—	42.3
Cumulative effect of change in accounting principles	—	—	(89.8)	—	(89.8)

Net income	$134.1	$55.8	$119.5	$(175.3)	$134.1

Consolidating Statement of Income
for the Nine Months
Ended September 30, 2002

	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$29.3	$2,707.0	$—	$2,736.3
Net investment income	.9	2.1	273.2	—	276.2
Net realized investment gains	36.2	3.7	76.8	—	116.7
Other revenue	24.7	16.4	21.2	—	62.3

Total revenues	61.8	51.5	3,078.2	—	3,191.5

Loss and LAE	—	25.4	1,985.1	—	2,010.5
Insurance and reinsurance acquisition expenses	—	7.8	614.3	—	622.1
General and administrative expenses	16.8	8.1	355.6	—	380.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	65.6	—	65.6
Interest expense	.3	10.1	42.6	—	53.0

Total expenses	17.1	51.4	3,063.2	—	3,131.7

Pretax income	44.7	.1	15.0	—	59.8
Income tax benefit (provision)	—	(2.7)	1.4	—	(1.3)
Accretion and dividends on preferred stock of subsidiaries	—	(1.5)	(28.9)	—	(30.4)
Equity in earnings of subsidiaries	642.2	—	—	(642.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	7.8	—	7.8
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2
Excess of fair value of acquired net assets over cost	—	—	7.1	—	7.1

Net income (loss)	$703.2	$(4.1)	$646.3	$(642.2)	$703.2

Consolidating Statement of Cash Flows
Nine Months Ended
September 30, 2003

	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss)	$(42.0)	$56.6	$119.5	$134.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	—	—	89.8	89.8
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	—	1.5	21.2	22.7
Deferred income tax provision (benefit)	—	(14.3)	79.1	64.8
Net realized investment losses (gains)	1.1	(4.7)	(110.4)	(114.0)
Undistributed equity in earnings of unconsolidated insurance affiliates, after tax	—	—	(42.3)	(42.3)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(2.8)	468.2	465.4
Net change in loss and loss adjustment expense reserves	—	3.0	(847.8)	(844.8)
Net change in insurance and reinsurance premiums receivable	—	(5.0)	1.7	(3.3)
Net change in unearned insurance and reinsurance premiums	—	11.0	(43.3)	(32.3)
Net change in deferred acquisition costs	(.3)	(1.8)	5.3	3.2
Net change in funds held under reinsurance treaties	—	—	(62.2)	(62.2)
Net change in other assets and liabilities	46.7	18.5	(142.6)	(77.4)

Net cash flows provided from (used for) operations	5.5	62.0	(463.8)	(396.3)

Cash flows from investing activities:
Net decrease in short-term investments	2.9	43.4	63.8	110.1
Sales of fixed maturity investments	—	6.0	15,046.6	15,052.6
Maturities of fixed maturity investments	—	—	2,064.5	2,064.5
Sales of common equity securities and other investments	—	—	96.4	96.4
Purchases of fixed maturity investments	—	(68.4)	(16,214.0)	(16,282.4)
Purchases of common equity securities and other investments	(.1)	—	(355.4)	(355.5)
Net change in unsettled investment purchases and sales	—	—	(209.2)	(209.2)
Net (acquisitions) dispositions of fixed assets	—	(.9)	48.1	47.2

Net cash flows provided from (used for) investing activities	2.8	(19.9)	540.8	523.7

Cash flows from financing activities:
Issuances of debt	—	—	693.4	693.4
Repayments of debt	—	—	(739.9)	(739.9)
Intercompany dividends and transfers	—	(25.0)	25.0	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	.8	—	—	.8

Net cash used for financing activities	(7.5)	(26.5)	(42.7)	(76.7)

Net decrease in cash during period	.8	15.6	34.3	50.7
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$—	$57.0	$115.2	$172.2

Consolidating Statement of Cash Flows
Nine Months Ended
September 30, 2002

	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income	$61.0	$(4.1)	$646.3	$703.2
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Excess of fair value of acquired assets over cost	—	—	(7.1)	(7.1)
Dividends on mandatorily redeemable Preferred Stock of subsidiaries	—	1.5	21.2	22.7
Deferred income tax provision (benefit)	—	(6.0)	60.5	54.5
Net realized investment gains	(36.2)	(3.7)	(76.8)	(116.7)
Undistributed equity in earnings of unconsolidated insurance affiliates, after tax	—	—	(7.8)	(7.8)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	16.8	2.4	19.2
Net change in loss and loss adjustment expense reserves	—	15.3	(409.7)	(394.4)
Net change in insurance and reinsurance premiums receivable	—	(10.5)	247.5	237.0
Net change in unearned insurance and reinsurance premiums	—	(14.6)	(148.4)	(163.0)
Net change in deferred acquisition costs	—	4.8	48.8	53.6
Net change in funds held under reinsurance treaties	—	—	(99.2)	(99.2)
Net change in other assets and liabilities	23.1	116.0	29.0	168.1

Net cash flows provided from (used for) operations	31.6	115.5	(337.2)	(190.1)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(24.0)	(46.6)	346.6	276.0
Sales of fixed maturity investments	—	1.4	8,543.2	8,544.6
Maturities of fixed maturity investments	—	—	210.6	210.6
Sales of common equity securities and other investments	—	1.0	57.9	58.9
Purchases of fixed maturity investments	—	(44.8)	(8,921.9)	(8,966.7)
Purchases of common equity securities and other investments	(.1)	(.1)	(301.2)	(301.4)
Net change in unsettled investment purchases and sales	—	—	550.9	550.9
Purchases of consolidated subsidiaries, net of cash acquired	—	—	(.5)	(.5)
Net (acquisitions) dispositions of fixed assets	(.2)	(.3)	(12.3)	(12.8)

Net cash flows provided from (used for) investing activities	(24.3)	(89.4)	473.3	359.6

Cash flows from financing activities:
Repayments of debt	—	—	(77.3)	(77.3)
Intercompany dividends	—	15.0	(15.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	1.2	—	—	1.2

Net cash provided from (used for) financing activities	(7.1)	13.5	(113.5)	(107.1)

Net increase (decrease) in cash during period	.2	39.6	22.6	62.4
Cash balances at beginning of period	(.2)	1.2	66.4	67.4

Cash balances at end of period	$—	$40.8	$89.0	$129.8

Note 12.    Subsequent Events

        On October 3, 2003, Folksamerica announced that it had acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance ("CNA Re"), a division of CNA Financial Corporation. Under the terms of the transaction, which is effective as of October 1, 2003, Folksamerica will compensate CNA Re based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. No reserves or liabilities are being transferred. In connection with this transaction, Folksamerica will establish an underwriting office in Chicago staffed with a number of CNA Re's reinsurance professionals.

        On October 28, 2003, White Mountains reached an agreement to sell Peninsula to the Donegal Group for 107.5% of its GAAP book value. White Mountains expects this transaction to close during the fourth quarter of 2003 for estimated proceeds of approximately $24 million.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

        White Mountains ended the third quarter of 2003 with a fully converted tangible book value per Common Share of $282.24, which represents an increase of 9% (including dividends) over the fully converted tangible book value per Common Share of $258.82 as of December 31, 2002.White Mountains' management believes that the growth in the Company's fully converted tangible book value per share represents the most relevant measure of the value created at the Company over time.A table showing the details of White Mountains' fully converted tangible book value per common and equivalent share can be found on page 53.

Review of Consolidated Results

        White Mountains reported pre-tax income of $308.3 million for the nine months ended September 30, 2003, which represents a $248.5 million increase over the result for the comparable 2002 period of $59.8 million. This was primarily due to the strong underwriting performance at OneBeacon and Folksamerica, as the GAAP combined ratios for the first nine months of 2003 of these businesses have improved by 9 and 8 points, respectively, over the first nine months of 2002. Pre-tax income for the third quarter of 2003 was $38.2 million, versus $82.0 million in last year's third quarter. The following items impacted the results for the third quarter of 2003:

  •
  $100 million net reserve increase ($65 million after-tax) primarily for construction defect claims as part of the review of all claims recalled from Liberty Mutual by OneBeacon (See page 41 for a detailed discussion);

  •
  $30 million release of a liability ($20 million after-tax) for New York assigned risks at OneBeacon as future assignments have been mitigated by OneBeacon's successful LAD operation, AutoOne;

  •
  $34 million in net realized investment losses ($25 million after-tax), compared to net realized gains of $119 million ($89 million after-tax) in last year's third quarter;

  •
  $22 million in after-tax net unrealized losses, compared to after-tax net unrealized gains of $79 million in last year's third quarter;

  •
  $45 million in gains ($29 million after-tax) included in other revenue on the sale of several real estate properties at OneBeacon previously written-off under purchase accounting.

        A tabular summary of White Mountains' consolidated financial results for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions
Gross written premiums	$999.9	$1,035.3	$2,827.5	$3,320.3

Net written premiums	$810.0	$825.8	$2,288.1	$2,573.8

Earned insurance and reinsurance premiums	$788.2	$878.5	$2,346.4	$2,736.3
Net investment income	67.5	88.1	219.1	276.2
Net realized investment gains (losses)	(34.2)	119.3	114.0	116.7
Other revenue (loss)	71.2	(4.4)	118.6	62.3

Total revenues	892.7	1,081.5	2,798.1	3,191.5

Loss and LAE	600.5	637.5	1,634.5	2,010.5
Insurance and reinsurance acquisition expenses	149.5	227.8	456.9	622.1
General and administrative expenses	74.2	102.7	313.6	380.5
Accretion of fair value adjustment to loss and LAE reserves	10.1	14.2	38.5	65.6
Interest expense on debt	11.0	17.3	37.1	53.0
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	9.2	—	9.2	—

Total expenses	854.5	999.5	2,489.8	3,131.7

Pretax income	38.2	82.0	308.3	59.8
Tax provision	(14.4)	(20.3)	(105.2)	(1.3)
Accretion and dividends on mandatorily redeemable preferred stock	—	(10.3)	(21.5)	(30.4)
Equity in earnings of unconsolidated insurance affiliates	13.6	3.2	42.3	7.8

Net income from continuing operations	37.4	54.6	223.9	35.9
Cumulative effect of changes in accounting principles	(89.8)	—	(89.8)	660.2
Excess of fair value of acquired net assets over cost	—	—	—	7.1

Net income (loss)	(52.4)	54.6	134.1	703.2
Other comprehensive income (loss)	(22.8)	78.2	45.1	186.0

Comprehensive net income (loss)	$(75.2)	$132.8	$179.2	$889.2

        White Mountains' total revenues decreased by 17% and 12% for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002 as increases in earned reinsurance premiums at Folksamerica were more than offset by decreases in earned insurance premiums at OneBeacon as a result of the business transferred to Liberty Mutual under the Renewal Rights Agreement. Total revenues in both 2003 periods presented were also impacted by decreased net investment income due to the runoff of loss reserves from OneBeacon's non-core business as well as the reduced interest rate environment. Total revenues for the third quarter of 2003 were also negatively impacted by net realized investment losses of $34.2 million as a result of the sale of mortgage backed securities to reduce the duration of the bond portfolio, compared to net realized investment gains of $119.3 million in the third quarter of 2002. The decline in total revenues in both 2003 periods presented was partially offset by increases in other revenues primarily as a result of the previously mentioned $45 million in gains recorded during the third quarter of 2003 related to the sale of several real estate properties at OneBeacon previously written-off under purchase accounting.

        Total expenses also decreased by 15% and 20% for the three and nine months ended September 30, 2003 as compared to the prior year as loss and LAE, as well as insurance acquisition and general and administrative expenses, continued to decrease at OneBeacon as the non-core business runs-off through the Renewal Rights Agreement. In addition, interest expense on debt decreased in the 2003 periods as a result of the repayment of the $260.0 million Seller Note in November 2002 and the issuance of the $700.0 million Senior Notes in May 2003 at a rate of 5.9% interest, which replaced the Old Bank Facility that had an interest rate of 7.0% after giving effect to a series of interest rate swap agreements.

        During the third quarter of 2003, White Mountains recorded an $89.8 million charge as a cumulative effect of change in accounting principles as a result of its adoption of SFAS No. 150. This represents the difference between the fair value of the Berkshire Preferred Stock, which is required by SFAS No. 150 to be carried as a liability at fair value, and its previous carrying value. This charge does not effect White Mountains' tangible book value per share calculation, as White Mountains adjusts its book value calculation by adding back the remaining accretion of the Berkshire Preferred Stock to continuously carry this instrument at its $300 million redemption value for tangible book value purposes. Also under SFAS No. 150, beginning in the third quarter of 2003, White Mountains is required to present all accretion and dividends on its mandatorily redeemable preferred stock as interest expense and has recorded $9.2 million of such interest for the three and nine months ended September 30, 2003.

Summary of Operations by Segment

        White Mountains conducts its operations through three segments: (i) "OneBeacon" (consisting solely of the operations of OneBeacon), (ii) "Reinsurance" (consisting of Folksamerica, WMU, Fund American Re and White Mountains' investment in Montpelier) and (iii) "Other Operations" (consisting of the International American Group, Esurance and the operations of the Company and its intermediate subsidiary holding companies). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment.

I.  OneBeacon

        OneBeacon's pre-tax income for the third quarter of 2003 was $27.9 million, which included $17.5 million in net realized investment losses, compared to pre-tax income of $99.4 million for the third quarter of 2002, which included $83.9 million in net realized investment gains. The GAAP combined ratio was 103% for the third quarter of 2003 compared to 108% for the third quarter of 2002. These third quarter 2003 results include an approximate net $100 million reserve increase primarily related to construction defect claims that was partially offset by an approximate $30 million release of the New York assigned risk liability. For the first nine months of 2003, OneBeacon's pre-tax income was $309.1 million with a GAAP combined ratio of 99%. For the comparable period of 2002, pre-tax income was $139.9 million with a GAAP combined ratio of 108%. Pre-tax income included net realized investment gains of $112.2 million in the first nine months of 2003, versus $98.5 million in the comparable period of 2002.

        All of OneBeacon's ongoing businesses, its "core" operations—personal, commercial, and specialty—delivered combined ratios below 100% and its core premiums grew for the first time since the Acquisition. OneBeacon's run-off business, its "non-core" operations, continued to disappear as the quota share arrangement with Liberty Mutual expired on October 31, 2003 and OneBeacon did not exercise its option to take a 10% quota share for the next three years.

        A tabular summary of White Mountains' financial results from its OneBeacon segment for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Millions
Gross written premiums	$569.0	$756.1	$1,658.8	$2,566.2

Net written premiums	$559.7	$635.0	$1,539.3	$2,038.2

Earned insurance and reinsurance premiums	$550.7	$688.8	$1,658.5	$2,241.4
Net investment income	50.2	73.2	173.3	235.6
Net realized investment gains (losses)	(17.5)	83.9	112.2	98.5
Other revenue	15.0	—	16.4	.1

Total revenues	598.4	845.9	1,960.4	2,575.6

Loss and LAE	434.7	488.5	1,169.1	1,663.4
Insurance and reinsurance acquisition expenses	98.3	188.0	301.4	502.6
General and administrative expenses	37.5	70.0	180.8	269.7

Total expenses	570.5	746.5	1,651.3	2,435.7

Pretax income	$27.9	$99.4	$309.1	$139.9

        OneBeacon's total revenues declined by 29% for the three months ended September 30, 2003 primarily due to a corresponding 20% decline in earned premiums. The decline in earned premiums was due primarily to the change in OneBeacon's participation from two-thirds to one-third and also a decline in renewals of policies subject to the Renewal Rights Agreement. Total revenues in the third quarter of 2003 were also negatively impacted by net realized investment losses of $17.5 million, compared to net realized investment gains of $83.9 million in the third quarter of 2002. Total revenues declined by 24% for the nine months ended September 30, 2003 as well. The decline in total revenues for the nine months was primarily due to a 26% decline in earned premiums. The decline in earned premiums was due to decreased business volume resulting from the Renewal Rights Agreement. Total revenues for the nine months ended 2003 were also impacted by a 26% decrease in net investment income. Expenses declined by 24% for the three months ended September 30, 2003, as all expense categories were down significantly, reflecting disciplined underwriting and expense management and also the release of $30.0 million of the New York assigned risk liability. Expenses declined by 32% for the nine months ended September 30, 2003 primarily due to the same reasons. Overall, these expense reductions resulted in a significant improvement in the GAAP combined ratios for both periods. The following tables provide GAAP ratios, net written premiums and earned insurance premiums for

OneBeacon's core underwriting units and in total for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months Ended September 30, 2003					Nine Months Ended September 30, 2003
	GAAP Ratios(1):			Net Premiums		GAAP Ratios(1):			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
Personal	56%	14%	70%	$284.4	$265.6	61%	24%	85%	$702.0	$734.9
Commercial	61	30	91	95.7	105.8	63	33	96	328.1	320.9
Specialty	66	30	96	141.0	121.6	60	31	91	385.9	361.4

Total Core	60%	21%	81%	$521.1	$493.0	61%	28%	89%	$1,416.0	$1,417.2

Total(2)	79%	24%	103%	$559.7	$550.7	70%	29%	99%	$1,539.3	$1,658.5

	Three Months Ended September 30, 2002					Nine Months Ended September 30, 2002
	GAAP Ratios(1):			Net Premiums		GAAP Ratios(1):			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
Personal	69%	28%	97%	$273.6	$265.6	75%	26%	101%	$877.5	$757.7
Commercial	74	34	108	99.8	122.8	71	34	105	362.5	411.5
Specialty	63	35	98	136.4	106.5	61	32	93	342.0	306.0

Total Core	69%	31%	100%	$509.8	$494.9	71%	29%	100%	$1,582.0	$1,475.2

Total(2)	71%	37%	108%	$635.0	$688.8	74%	34%	108%	$2,038.2	$2,241.4

(1)
A key measure of relative underwriting performance for an insurance company is the combined ratio. A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the "loss ratio") and (ii) the ratio of acquisition and other expenses to earned premiums (the "expense ratio").

(2)
Includes results from Non-core operations.

Core Operations

        Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas throughout the United States. Core operations do not include business transferred to Liberty Mutual through the Renewal Rights Agreement and certain other operations in run-off. OneBeacon's GAAP combined ratio for core operations improved to 81% for the three months ended September 30, 2003, compared to 100% for the three months ended September 30, 2002. Improved loss and expense ratios, including a reduction of 6 points relating to the release of $30.0 million of the New York assigned risk liability, contributed to this improvement in the combined ratio. Net written premiums and earned premiums for core operations for the three months ended September 30, 2003 were relatively consistent with those in the comparable 2002 period. For the nine months ended September 30, 2003, OneBeacon's GAAP combined ratio for core operations improved to 89%, compared to 100% for the nine months ended September 30, 2002. Improved loss and expense ratios, including a reduction of 2 points relating to the release of $30.0 million of the New York assigned risk liability, contributed to this improvement in the combined ratio. Net written premiums and earned premiums for core operations were down 10% and 4% for the nine months ended September 30, 2003 as compared to the 2002 period. These decreases were primarily due to reduced premium volume as a result of re-underwriting the book, including decreasing certain commercial lines businesses and transferring OneBeacon's private passenger automobile business in New Jersey to a reciprocal carrier formed in the third quarter of 2002, which was offset in part by price increases and new business generated by OneBeacon Professional Partners ("OBPP").

        Personal Lines.    OneBeacon's personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products for automobile and homeowners, including Custom-Pac products, was 75% and 22%, respectively, of personal lines net written premium during the nine months ended September 30, 2003, compared with 78% and 20% for the nine months ended September 30, 2002. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine.

        Throughout its personal lines business, OneBeacon has focused on improving its underwriting and pricing. During the three and nine months ended September 30, 2003, OneBeacon continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. As a result, OneBeacon achieved average price increases of 11% and 17% in automobile and homeowners, respectively, in the nine months ended September 30, 2003, including the effects of rate and rate pursuit actions in the nine months ended September 30, 2003 and throughout 2002. OneBeacon's core personal lines written premium volume for the three months ended September 30, 2003 increased 4% as compared to the three months ended September 30, 2002 while written premium for the nine months ended September 30, 2003 decreased 20% from the comparable 2002 period. The increase in written premium for the quarter was due principally to $19.8 million of premium generated by Esurance during the three months ended September 30, 2003 relating to a revision in OneBeacon's quota share agreement with Folksamerica, which served to mitigate declines in written premium relating to New Jersey automobile policies and assignments from the NYAIP at AutoOne Insurance. The decrease in written premium for the nine months ended September 30, 2003 over 2002 was due principally to the transfer of OneBeacon's private passenger automobile business in New Jersey to New Jersey Skylands and also decreased assignments from the NYAIP at AutoOne Insurance. Excluding business transferred to New Jersey Skylands, decreased premium volume at AutoOne Insurance and premium generated by Esurance, OneBeacon's core personal lines net written premium volume for the three months ended September 30, 2003 was relatively consistent with that for the 2002 quarter while net written premiums for the nine months ended September 30, 2003 decreased 14% from written premium for the nine months ended September 30, 2002. The decrease was partially due to actions to reduce exposure to windstorms on total insured property values located in coastal areas, representing a 6% decrease over the prior year period. Written premiums also decreased due to the conversion of certain New York private passenger automobile policies from one year policy terms to six month policy terms. This change in policy terms began to have an impact on written premium for the three and nine months ended September 30, 2003; however, it did not have a material impact on earned premiums for the three or nine months ended September 30, 2003.

        OneBeacon's core personal lines expenses for the three and nine months ended September 30, 2003 include the impact of a $30.0 million reduction in a liability for New York assigned risks, which reduced the core personal lines combined ratio by 11 points and 4 points for the three and nine months ended September 30, 2003, respectively. The release of this liability resulted from changes in the New York assigned risk market, including a depopulation of the assigned risk pool and favorable revisions to the structure of credit programs. Additionally, during the three and nine months ended September 30, 2003, AutoOne Insurance's prior year reserves developed favorably by $2.3 million and $17.1 million, respectively, representing reductions of 1 point and 2 points in the personal lines combined ratio.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 56%, 25% and 9% of OneBeacon's commercial lines net written premium for the nine months ended September 30, 2003, compared with 51%, 26% and 15% for the nine months ended September 30, 2002.

        Commercial lines results improved during the three and nine months ended September 30, 2003 due to the positive impact of underwriting and pricing initiatives. The level of improvement was mitigated by adverse development on prior year reserves of $11.1 million and $14.2 million for the three and nine months ended September 30, 2003, respectively, in connection with the run-off of old workers compensation business. This adverse prior year reserve development added 11 points and 4 points to the commercial lines combined ratio for the three and nine months ended September 30, 2003, respectively. Contributing to the improvements in commercial lines results were changes in business mix away from historically less profitable lines such as workers compensation. Additionally, OneBeacon continued to shift away from certain classes of risks within its business lines that have historically been less profitable, such as contractors, transportation and non-durable wholesalers, to more profitable industry segments, such as service providers, retailers and light manufacturer. OneBeacon also introduced a new multiple peril coverage for small businesses called OnePac. Premium written for the three and nine months ended September 30, 2003 decreased 4% and 9% from the three and nine months ended September 30, 2002, primarily due to the continued effects of actions taken in prior quarters to reduce the concentration of risks subject to terrorism, such as monitoring total insured values in 11 major cities, as well as continued efforts to re-underwrite the commercial book. Re-underwriting the commercial book has resulted in price increases of 12% for business written during the nine months ended September 30, 2003 as well as improved renewal retentions.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including ocean marine (offered through International Marine Underwriters, "IMU"), agricultural ("Agri"), and rural and farm related markets (offered through National Farmers Union, "NFU"), professional liability (offered through OBPP) and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups.

        Overall results for specialty businesses continue to be good. During the three and nine months ended September 30, 2003, OneBeacon wrote specialty lines premiums of $141.0 million and $385.9 million, representing 3% and 13% increases as compared to $136.4 million and $342.0 million written during the three and nine months ended September 30, 2002. Written premiums for the three and nine months ended September 30, 2003 included $29.3 million and $96.1 million from IMU representing increases of 13% and 16% with that for the comparable 2002 periods. Written premiums from Agri declined to $18.7 million and $64.4 million, representing decreases of 27% and 15% as compared to the three and nine months ended September 30, 2002, resulting from an exit from several states. Specialty lines written premium also included $36.2 million and $131.9 million from NFU representing a decrease of 3% and an increase of 4% in written premium for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Written premiums for the three and nine months ended September 30, 2003 included $17.4 million and $47.5 million from OBPP, which commenced operations in February 2002. OBPP's written premiums in the three and nine months ended September 30, 2003 were primarily for excess errors and omissions liability coverages for mid-size hospitals and managed care companies and excess directors and officers liability coverages for middle market public companies. OBPP focuses on providing small and middle market liability coverages with high attachment points and small limits of coverage. Written premiums from other specialty products were relatively flat with that for the comparable 2002 periods.

Non-core Operations

        Non-core operations include the business subject to the reinsurance provisions of the Renewal Rights Agreement. Results for OneBeacon's non-core operations during the three and nine months ended September 30, 2003 were worse than the three and nine months ended September 30, 2002.

        Written premiums for Non-core operations of $38.6 million and $123.3 million for the three and nine months ended September 30, 2003 decreased 69% and 73% compared to the comparable 2002 periods, as written premiums on business subject to the Renewal Rights Agreement decreased to $38.0 million and $118.1 million for the three and nine months ended September 30, 2003 from $117.7 million and $426.2 million for the comparable 2002 periods. These decreases were due primarily to the change in OneBeacon's participation from two-thirds to one-third and also a decline in renewals of policies subject to the Renewal Rights Agreement. As further described below, non-core results also included prior accident year reserve development of $97.7 million in the third quarter of 2003, a total of $123.3 million for the nine months ended September 30, 2003, related primarily to construction defect claims which emerged from commercial multiple peril and general liability coverages written in the 1990s.

        Liberty Mutual has control over a variety of factors which impact the underwriting performance of Renewal Rights Agreement business, such as pricing adequacy, actual renewal premium volume, claims management, catastrophe exposures and other considerations. Management believes Liberty Mutual has done an acceptable job in each of these areas except for the handling of pre-November 1, 2001 claims. Pursuant to the Renewal Rights Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Renewal Rights Agreement and was responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which renewed in those regions since that date. Service agreements were put in place in connection with the Renewal Rights Agreement, through which Liberty Mutual became a third party administrator ("TPA") for those claims. Upon review of claims information during the second half of 2002, OneBeacon's management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management began a process to directly handle more of those claims related to policies written prior to the Renewal Rights Agreement. Effective July 11, 2003, the servicing agreement with Liberty Mutual was amended and OneBeacon took back substantially all remaining outstanding claims related to policies written prior to the Renewal Rights Agreement. Through September 30, 2003, approximately 31,000 claims have been taken back and approximately 11,000 claims have been closed.

        During the second quarter of 2003, OneBeacon claims and actuarial personnel noticed an unusual spike in case reserves related to the policies taken back from Liberty Mutual. As a result, OneBeacon claims and actuarial personnel undertook a study to determine the cause of the increase. This study, which was completed in the third quarter of 2003, indicated that most of the increase in activity was due to differences in case reserving philosophies between OneBeacon's and Liberty's claims adjusters, such as the identification and coding of claims as construction defect claims. However, the study also indicated that some of the increase in activity related to an increase in the severity of construction defect claims stemming from the propensity to litigate construction defect claims and resulting court decisions and, therefore, an upward adjustment in reserves was necessary.

        Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. The reporting of construction defect claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. An example of this is the recent emergence of claims from parties claiming additional insured status on policies issued to other parties (e.g., general contractors seeking coverage on a sub-contractor's policy) thereby increasing the legal costs or severity of construction defect claims.

        Although management had undertaken actions in 1999 and, to a greater extent, 2000, to mitigate future risks related to construction defect claims, there is uncertainty in reserving for these claims due to long reported tails and long paid loss tails. There is also additional uncertainty in reserving for these claims due to the potential for further unfavorable judicial rulings and regulatory actions. As latent construction defect exposures further emerge, management continually uses new information provided by reported and paid losses, such as the study referred to above, as well as industry information, to obtain better insight and to improve its judgment regarding construction defect losses.

        The prior year reserve development in the nine months ended September 30, 2003 also included $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which had been in litigation and was settled through an arbitration decision during the second quarter of 2003.

II.    Reinsurance

        As described above, White Mountains' Reinsurance segment consists of Folksamerica, WMU, Fund American Re and White Mountains' investment in Montpelier. Pre-tax income for White Mountains' Reinsurance segment was $20.1 million for the third quarter of 2003, compared to $69.2 million for the third quarter of 2002. The lower amount was primarily due to $15.4 million in net realized investment losses in this quarter as a result of the sale of mortgage backed securities to reduce the duration of the bond portfolio, compared to $65.6 million in net realized investment gains in last year's third quarter. For the first nine months of 2003, pre-tax income was $127.1 million versus $119.5 million in the comparable prior year period. Pre-tax income included net realized investment gains of $10.0 million in the first nine months of 2003, versus $62.7 million in the comparable period of 2002. A tabular summary of White Mountains' financial results from its Reinsurance segment for the three and nine months ended September 30, 2003 and 2002 follows:

	Folksamerica	WMU	Fund American Re	Montpelier	Total Reinsurance
	Millions
Three months ended September 30, 2003
Gross written premiums	$404.9	$—	$15.0	$—	$419.9

Net written premiums	$228.0	$—	$13.3	$—	$241.3

Earned insurance and reinsurance premiums	$213.6	$—	$15.6	$—	$229.2
Net investment income	12.9	—	.3	—	13.2
Net realized investment losses	(7.8)	(.2)	(1.0)	(6.4)	(15.4)
Other revenue (loss)	(1.0)	18.6	(.9)	—	16.7

Total revenues	217.7	18.4	14.0	(6.4)	243.7

Loss and LAE	149.1	—	9.7	—	158.8
Insurance and reinsurance acquisition expenses	41.6	—	4.3	—	45.9
General and administrative expenses	15.4	1.2	1.8	—	18.4
Interest expense	.5	—	—	—	.5

Total expenses	206.6	1.2	15.8	—	223.6

Pretax income(loss)	$11.1	$17.2	$(1.8)	$(6.4)	$20.1

Nine months ended September 30, 2003
Gross written premiums	$1,072.4	$—	$65.1	$—	$1,137.5

Net written premiums	$664.1	$—	$59.8	$—	$723.9

Earned insurance and reinsurance premiums	$614.4	$—	$50.1	$—	$664.5
Net investment income	38.8	.1	1.1	—	40.0
Net realized investment gains (losses)	6.3	(1.1)	(.3)	5.1	10.0
Other revenue (loss)	(1.4)	48.8	4.8	—	52.2

Total revenues	658.1	47.8	55.7	5.1	766.7

Loss and LAE	411.9	—	35.0	—	446.9
Insurance and reinsurance acquisition expenses	129.8	—	11.4	—	141.2
General and administrative expenses	39.4	3.4	7.2	—	50.0
Interest expense	1.5	—	—	—	1.5

Total expenses	582.6	3.4	53.6	—	639.6

Pretax income	$75.5	$44.4	$2.1	$5.1	$127.1

	Folksamerica	WMU	Fund American Re	Montpelier	Total Reinsurance
	Millions
Three months ended September 30, 2002
Gross written premiums	$259.1	$—	$10.8	$—	$269.9

Net written premiums	$171.3	$—	$11.6	$—	$182.9

Earned insurance and reinsurance premiums	$163.0	$—	$19.1	$—	$182.1
Net investment income	13.2	—	.6	—	13.8
Net realized investment gains (losses)	32.0	(.3)	1.7	32.2	65.6
Other revenue (loss)	1.4	8.2	(.1)	—	9.5

Total revenues	209.6	7.9	21.3	32.2	271.0

Loss and LAE	123.6	—	18.0	—	141.6
Insurance and reinsurance acquisition expenses	34.6	—	4.1	—	38.7
General and administrative expenses	16.6	1.3	3.1	—	21.0
Interest expense	.5	—	—	—	.5

Total expenses	175.3	1.3	25.2	—	201.8

Pretax income (loss)	$34.3	$6.6	$(3.9)	$32.2	$69.2

Nine months ended September 30, 2002
Gross written premiums	$689.4	$—	$37.4	$—	$726.8

Net written premiums	$479.0	$—	$33.4	$—	$512.4

Earned insurance and reinsurance premiums	$443.5	$—	$29.3	$—	$472.8
Net investment income	41.7	—	1.4	—	43.1
Net realized investment gains (losses)	25.1	(.3)	1.7	36.2	62.7
Other revenue	10.8	23.7	3.9	—	38.4

Total revenues	521.1	23.4	36.3	36.2	617.0

Loss and LAE	304.1	—	25.4	—	329.5
Insurance and reinsurance acquisition expenses	108.9	—	7.8	—	116.7
General and administrative expenses	41.9	3.0	4.9	—	49.8
Interest expense	1.5	—	—	—	1.5

Total expenses	456.4	3.0	38.1	—	497.5

Pretax income (loss)	$64.7	$20.4	$(1.8)	$36.2	$119.5

Folksamerica

        Folksamerica's GAAP combined ratio was 96% and 95% for the three and nine months ended September 30, 2003, compared to 107% and 103% for the three and nine months ended September 30, 2002. The improvement in Folksamerica's combined ratios from the 2002 to the 2003 periods resulted primarily from more favorable terms and conditions in the reinsurance marketplace, and also due to the effects on the 2002 combined ratios of the severe European floods recorded during the third quarter of 2002. Net written premiums increased 39% from the first nine months of 2002 to the first nine months of 2003, while gross written premiums increased 56%. The following table provides GAAP combined ratios for Folksamerica for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
GAAP Ratios:
Loss	70%	76%	67%	69%
Expense	26	31	28	34

Total Combined	96%	107%	95%	103%

Dollars in millions
Net written premiums	$228.0	$171.3	$664.1	$479.0
Earned reinsurance premiums	$213.6	$163.0	$614.4	$443.5

        The increases in Folksamerica's written and earned premiums in the 2003 periods continue to be generated through more adequate price levels on contracts and increased shares on renewed and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. Also contributing to the increase in net written premiums was Folksamerica's relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, to Olympus. During the three and nine months ended September 30, 2003, Folksamerica ceded $151.9 million and $350.3 million in written premiums and $36.1 million and $83.1 million in losses and LAE to Olympus. White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During the three and nine months ended September 30, 2003, White Mountains earned $28.9 million and $72.9 million of fee income from Olympus. The additional capacity provided by the quota share relationship with Olympus and the $400.0 million cash contribution Folksamerica received from OneBeacon in December 2001 enhanced Folksamerica's ability to provide significant reinsurance capacity, resulting in the increases described above.

        Folksamerica's loss and LAE include income from the amortization of deferred gains on retroactive reinsurance provided by the Imagine Cover of $6.2 million and $5.6 million for the nine months ended September 30, 2003 and 2002. The reinsurance benefits for adverse development on prior years' reserves are deferred and recognized into income over the expected settlement period of the underlying claims. The amounts ceded and deferred under the retroactive portion of this contract totaled $5.0 million and $19.3 million for the nine months ended September 30, 2003 and 2002. There is $5.2 million of coverage remaining under this contract.

        On October 3, 2003, Folksamerica announced that it had acquired the renewal rights to the property and casualty treaty business of CNA Re. See Note 12—Subsequent Events for further disclosure of the transaction.

WMU

        WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. WMU placed $61.7 million and $146.7 million of written premiums with Olympus and recorded $7.4 million and $17.6 million of advisory fees during the three and nine months ended September 30, 2003, as compared to $4.9 million and $11.0 million for the comparable 2002 periods. WMU also recorded $11.2 million and $31.2 million of profit commissions during the three and nine months ended September 30, 2003, as compared to $3.3 million and $12.7 million for the comparable 2002 periods. Revenues earned by WMU on business underwritten by Folksamerica has been eliminated from WMU's results provided above, as have the offsetting commission expenses been eliminated from Folksamerica's results. Such intercompany revenue at WMU totaled $4.2 million and $11.5 million for the three and nine months ended September 30, 2003 and $1.9 million and $5.7 million for the three and nine months ended September 30, 2002.

Fund American Re

        Fund American Re reported a pretax loss of $1.8 million and pretax earnings of $2.1 million for the three and nine months ended September 30, 2003, versus pretax losses of $3.9 million and $1.8 million in the comparable 2002 periods. The improved results in 2003 were mainly due to income from a termination fee related to Fund American Re's management of the remaining business of Folksam International (the company from which Fund American Re purchased its international reinsurance business in 2001).

Montpelier

        Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of September 30, 2003. Pretax amounts recorded by White Mountains relating to its investment in Montpelier as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 follow:

	Three months ended September 30			Nine months ended September 30
	Common shares	Warrants	Total	Common shares	Warrants	Total
	Millions
Investment in Montpelier at beginning of period	$251.2	$69.5	$320.7	$213.8	$58.0	$271.8
Realized gain (loss) from Montpelier warrants	—	(6.4)	(6.4)	—	5.1	5.1
Equity in earnings from Montpelier common shares(1)	15.7	—	15.7	52.5	—	52.5
Equity in net unrealized investment gains from Montpelier's investment portfolio	.5	—	.5	1.1	—	1.1

Investment in Montpelier as of September 30, 2003	$267.4	$63.1	$330.5	$267.4	$63.1	$330.5

Fair Value of White Mountains' investment in Montpelier as of September 30, 2003	$325.6	$63.1	$388.7	$325.6	$63.1	$388.7

Investment in Montpelier at beginning of period	$190.4	$4.0	$194.4	$177.4	$—	$177.4
Realized gains from Montpelier warrants	—	32.3	32.3	—	36.3	36.3
Equity in earnings from Montpelier common shares(1)	5.7	—	5.7	16.7	—	16.7
Equity in net unrealized investment gains from Montpelier's investment portfolio	3.2	—	3.2	5.2	—	5.2

Investment in Montpelier as of September 30, 2002	$199.3	$36.3	$235.6	$199.3	$36.3	$235.6

Fair Value of White Mountains' investment in Montpelier as of December 31, 2002	$311.0	$58.0	$369.0	$311.0	$58.0	$369.0

(1)
After-tax equity in earnings from Montpelier common shares were $10.2 million and $34.2 million for the three and nine months ended September 30, 2003, respectively, and $10.9 million and $3.7 million for the three and nine months ended September 30, 2002, respectively.

        As of September 30, 2003, Montpelier's shareholders' equity totaled approximately $1.6 billion versus $1.3 billion as of December 31, 2002. During the three and nine months ended September 30, 2003, Montpelier reported net income of $91.0 million and $307.3 million, with comprehensive net income of $94.1 million and $313.8 million. Montpelier wrote net premiums of $147.7 million and $666.7 million and had total earned premiums of $162.9 million and $522.0 million for the three and nine months ended September 30, 2003, respectively. Montpelier's three and nine month 2003 GAAP combined ratios were 49.2% and 48.4%. The consolidated financial statements of Montpelier for the quarter ended September 30, 2003 are included in this report as Exhibit 99.

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

III.  Other Operations

        As previously discussed, "Other Operations" consists of the International American Group and Esurance (collectively, "Other Insurance Operations"), as well as the operations of the Company and the Company's intermediate subsidiary holding companies (collectively, "Holding Companies"). A tabular summary of White Mountains' financial results from its Other Operations segment for the three and nine months ended September 30, 2003 and 2002 follows:

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Other Insurance Operations	Holding Companies	Total Other Operations	Other Insurance Operations	Holding Companies	Total Other Operations
	Millions
Gross written premiums	$11.0	$—	$11.0	$31.2	$—	$31.2

Net written premiums	$9.1	$—	$9.1	$25.0	$—	$25.0

Earned insurance and reinsurance premiums	$8.3	$—	$8.3	$23.4	$—	$23.4
Net investment income	1.0	3.1	4.1	3.0	2.8	5.8
Net realized investment gains (losses)	(.4)	(.9)	(1.3)	1.0	(9.2)	(8.2)
Other revenue	1.5	38.0	39.5	9.2	40.8	50.0

Total revenues	10.4	40.2	50.6	36.6	34.4	71.0

Loss and LAE	7.0	—	7.0	18.5	—	18.5
Insurance and reinsurance acquisition exp.	5.3	—	5.3	14.3	—	14.3
General and administrative expenses	11.4	6.9	18.3	31.5	51.3	82.8
Accretion of loss and LAE reserves	—	10.1	10.1	—	38.5	38.5
Interest expense	—	10.5	10.5	—	35.6	35.6
Interest expense on shares subject to mandatory redemption	—	9.2	9.2	—	9.2	9.2

Total expenses	23.7	36.7	60.4	64.3	134.6	198.9

Pretax income (loss)	$(13.3)	$3.5	$(9.8)	$(27.7)	$(100.2)	$(127.9)

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	Other Insurance Operations	Holding Companies	Total Other Operations	Other Insurance Operations	Holding Companies	Total Other Operations
	Millions
Gross written premiums	$9.3	$—	$9.3	$27.3	$—	$27.3

Net written premiums	$7.9	$—	$7.9	$23.2	$—	$23.2

Earned insurance and reinsurance premiums	$7.6	$—	$7.6	$22.1	$—	$22.1
Net investment income (loss)	1.2	(.1)	1.1	3.5	(6.0)	(2.5)
Net realized investment losses	—	(30.2)	(30.2)	(.6)	(43.9)	(44.5)
Other revenue (loss)	3.4	(17.3)	(13.9)	8.3	15.5	23.8

Total revenues	12.2	(47.6)	(35.4)	33.3	(34.4)	(1.1)

Loss and LAE	7.4	—	7.4	17.6	—	17.6
Insurance and reinsurance acquisition exp.	1.1	—	1.1	2.8	—	2.8
General and administrative expenses	10.5	1.2	11.7	31.0	30.0	61.0
Accretion of loss and LAE reserves	—	14.2	14.2	—	65.6	65.6
Interest expense	—	16.8	16.8	—	51.5	51.5

Total expenses	19.0	32.2	51.2	51.4	147.1	198.5

Pretax loss	$(6.8)	$(79.8)	$(86.6)	$(18.1)	$(181.5)	$(199.6)

Other Insurance Operations

        The International American Group contributed $1.6 million and $1.3 million of pretax losses for the three and nine months ended September 30, 2003, compared to $1.0 million and $.7 million in the comparable 2002 periods. Peninsula accounts for all of the premiums reported in the tables above. Subsequent to the end of the third quarter of 2003, White Mountains entered into an agreement to sell Peninsula and expects to close on the sale prior to the end of 2003. The operations of American Centennial and British Insurance Company were not significant for the three and nine months ended September 30, 2003 or for the three and nine months ended September 30, 2002, as those companies are in run-off.

        For the three and nine months ended September 30, 2003, Esurance reported $11.4 million and $26.4 million of pretax losses, compared to $5.8 million and $17.4 million in the comparable 2002 periods. Substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains. Premium and loss and LAE are included in the underwriting unit that ultimately retains the risk under the policy written through Esurance. Commission revenues earned by Esurance on business retained by other White Mountains insurance subsidiaries has been eliminated from Esurance's segment results provided above, as have the offsetting commission expenses been eliminated from the insurance subsidiaries' results. Such intercompany commission revenue at Esurance totaled $7.1 million and $16.6 million for the three and nine months ended September 30, 2003. In addition, interest on an intercompany loan from Folksamerica to Esurance has also been eliminated from the results of both companies.

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

        White Mountains' other operations segment reported a pre-tax loss of $9.8 million for the third quarter of 2003, compared to a pre-tax loss of $86.6 million for the third quarter of 2002. The loss in the third quarter of 2003 was net of $37 million in gains that were included as other revenue in this segment related to the sale of several real estate properties at OneBeacon previously written-off under purchase accounting. The loss in the third quarter of 2002 included $30.3 million in realized investment losses related to White Mountains' interest rate swap agreements. For the first nine months of 2003, the segment reported a pre-tax loss of $127.9 million versus a pre-tax loss of $199.6 million in the first nine months of 2002. Other revenue recorded for the nine months ended September 30, 2002 consisted primarily of $25.3 million in interest receivable recorded on amounts due resulting from Internal Revenue Service examinations which were finalized during the period, offset by $17.0 million in losses recorded during the third quarter of 2002 related to indemnification agreements in connection with a prior year sale of a subsidiary. The decrease in interest expense from 2002 to 2003 resulted primarily from the absence of the $260.0 million Seller Note, which was fully repaid by White Mountains in November 2002, as well as a reduced level of bank debt outstanding as a result of issuing the Senior Notes to repay the Old Bank Facility. Through the issuance of the Senior Notes, White Mountains reduced the interest rate on a majority of its outstanding debt to 5.9% from approximately 7.0% on the Old Bank Facility (after giving effect to interest rate swaps). During the three and nine months ended September 30, 2003, White Mountains recorded $10.5 million and $15.2 million of interest expense on the Senior Notes. Interest expense on the Old Bank Facility was $0 and $20.3 million for the three and nine months ended September 30, 2003, versus $13.2 million and $41.0 million for the three and nine months ended September 30, 2002.

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

Summary of Investment Operations

Overview

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of September 30, 2003 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

Results

        White Mountains was pleased with its overall investment results during the three and nine months ended September 30, 2003. Although down fractionally during the third quarter of 2003, White Mountains' fixed maturity portfolios achieved positive returns for the nine months ended September 30, 2003 while generally avoiding credit problems and its investments in common equity securities generated gains for the three and nine months ended September 30, 2003 in line with those generally experienced in the U.S. markets.White Mountains' total net investment returns for the three and nine months ended September 30, 2003 and 2002 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Dollars in Millions
Net investment income, pre-tax	$67.5	$88.1	$219.1	$276.2
Net realized investment gains (losses), pre-tax	$(34.2)	$119.3	$114.0	$116.7
Change in net unrealized investment gains, after-tax	$(22.4)	$79.2	$44.0	$189.0

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

        White Mountains' realized investment gains and losses result principally from sales of fixed maturity investments. The investment losses realized in the third quarter of 2003 reflect sales of mortgage backed securities to reduce the duration of the bond portfolio. Also included in net realized investment gains (losses) are amounts recognized under SFAS No. 133 related to changes in the fair value of White Mountains' investment in Montpelier warrants (loss of $6.4 million and gain of $5.1 million for the three and nine months ended September 30, 2003 versus gains of $32.3 million and $36.3 million in both periods during 2002) and its interest rate swap agreements (loss of $0 and $4.2 million for the three and nine months ended September 30, 2003 versus losses of $30.3 million and $46.3 million during the three and nine months ended September 30, 2002). After-tax unrealized investment losses were $22.4 million in the third quarter of 2003, compared to after-tax unrealized investment gains of $79.2 million in the third quarter of 2002. For the first nine months of 2003 after-tax unrealized investment gains were $44.0 million, compared to $189.0 million in the first nine months of 2002.

        White Mountains' fixed maturity portfolio avoided the significant credit problems experienced throughout the public markets in recent years. During the past several months the bond market has been relatively volatile. After hitting 45 year lows in June, the 10 year treasury had a significant sell off in July, a sizable rally in September, and another sell off in October. White Mountains continues to keep the duration of White Mountains' fixed maturity investments, including short-term investments, relatively short at about 3 years. White Mountains has also continued to gradually accumulate value equities despite the rally in the stock market.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of September 30, 2003 (excluding short-term investments):

	September 30, 2003
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	35	7	3	45
Market value	$642.0	$85.2	$.5	$727.7
Amortized cost	$646.3	$85.8	$.6	$732.7
Unrealized loss	$(4.3)	$(.6)	$(.1)	$(5.0)

Common equity securities:
Number of positions	5	1	—	6
Market value	$34.7	$32.6	$—	$67.3
Cost	$36.8	$34.1	$—	$70.9
Unrealized loss	$(2.1)	$(1.5)	$—	$(3.6)

Other investments:
Number of positions	5	4	1	10
Market value	$13.5	$2.6	$.1	$16.2
Cost	$14.0	$2.9	$.1	$17.0
Unrealized loss	$(.5)	$(.3)	$—	$(.8)

Total:
Number of positions	45	12	4	61
Market value	$690.2	$120.4	$.6	$811.2
Amortized cost	$697.1	$122.8	$.7	$820.6
Unrealized loss	$(6.9)	$(2.4)	$(.1)	$(9.4)

% of total gross unrealized losses	72.7%	26.7%	0.6%	100%

        White Mountains did not record any material impairment charges in the third quarter of 2003. For the nine months ended September 30, 2003, White Mountains experienced $17.5 million in pretax other-than-temporary impairment charges that were recorded as realized investment losses in the income statement. Of this charge, $8.1 million was related to White Mountains' investment in the common stock of Octel Corp ("Octel"). White Mountains recorded the other-than-temporary impairment on Octel primarily due to the fact that Octel's unrealized loss position was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors have been reported by Octel which affect the likelihood that White Mountains will recover the original cost of its investment. These factors include disruptions related to political unrest in Venezuela, which is a significant geographic region in which Octel operates and the announcement that Octel will take restructuring charges in 2003. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2003 periods presented.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of September 30, 2003, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Fully Converted Tangible Book Value Per Share

        Set forth below is a reconciliation of White Mountains' fully converted tangible book value per common and equivalent share, supporting the references to fully converted tangible book value per share on page 33:

	September 30, 2003	June 30, 2003	December 31, 2002
Book value per share numerators:	(millions)
Common shareholders' equity	$2,794.6	$2,869.3	$2,407.9
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	7.5	7.5	8.8
Remaining adjustment of subsidiary preferred stock to face value	(41.2)	(132.7)	(139.1)

Book value per share numerator	3,060.9	3,044.1	2,577.6
Assumed conversion of convertible preference shares to Common Shares	—	—	219.0
Goodwill	(17.8)	(15.7)	—

Fully converted tangible book value per common and equivalent share numerator	$3,043.1	$3,028.4	$2,796.6

Book value per share denominators:	(thousands)
Common Shares outstanding	9,002.4	9,002.4	8,351.4
Common Shares issuable upon exercise of outstanding Warrants	1,724.2	1,724.2	1,714.3
Share obligations under employee benefit plans	55.4	55.4	61.9

Book value per share denominator	10,782.0	10,782.0	10,127.6
Assumed conversion of convertible preference shares to Common Shares	—	—	678.0

Fully converted tangible book value per common and equivalent share denominator	10,782.0	10,782.0	10,805.6

Book value per share	$283.90	$282.33	$254.52
Fully converted tangible book value per common and equivalent share	282.24	280.88	258.82

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

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        The primary sources of cash inflows for the Company and certain of its intermediate holding companies are investment income, sales of investment securities and dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In 2003, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $254 million without approval of regulatory authorities, of which approximately $57 million as of September 30, 2003 was still available for the Company to declare without approval of regulatory authorities.

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

        As of September 30, 2003, White Mountains reported $1.1 billion in accounts payable on unsettled investment purchases and $1.0 billion in accounts receivable on unsettled investment sales, substantially all of which are related to agreements to purchase or sell "TBA" mortgage-backed securities. A TBA trade represents a contract for the purchase or sale of mortgage-backed securities to be delivered at a future settlement date upon identification of the specific pools of mortgage loans that will collateralize the securities, which are unknown at the time of the trade. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions. The period between the TBA contract date and the security settlement date can be as long as 180 days, though it typically is between 45 and 60 days.

        Both internal and external forces influence White Mountains' financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. Management believes that White Mountains' cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the New Bank Facility are adequate to meet expected cash requirements for the foreseeable future.

Financing

        The following table summarizes White Mountains' capital structure as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	Millions
Senior Notes, carrying value	$698.0	$—
New Bank Facility	—	—
Old Bank Facility	—	746.4
Other debt	44.5	46.8

Total debt	$742.5	$793.2

Preferred stock subject to mandatory redemption	278.8	$—
Mandatorily redeemable preferred stock of subsidiaries	—	180.9
Convertible preference shares	—	219.0
Common shareholders' equity	2,794.6	2,407.9

Total capitalization	$3,815.9	$3,601.0

Debt to total capitalization	19%	22%

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains has recently enhanced its access to the capital markets by filing an effective shelf registration with the SEC in July 2003 for offerings of up to $2.0 billion in debt and/or equity securities.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of September 30, 2003:

	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
	Millions
Debt	$—	$25.0	$—	$19.5	$700.0	$744.5
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations(1)	$—	$25.0	$—	$19.5	$1,020.0	$1,064.5

(1)
Does not reflect contractual obligations and commitments under operating leases.

        In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its $739.9 million amortizing Old Bank Facility principally through the net proceeds from the issuance of $700.0 million face value of 10-year, fixed-rate Senior Notes, which were issued by Fund American through a public offering. The Senior Notes bear a fixed interest rate of 5.9%, while the interest rate on $700.0 million of the previous Old Bank Facility was 7.0%, after giving effect to a series of interest rate swap agreements. Fund American unwound these swap agreements immediately following the Old Bank Facility prepayment by paying consideration of $56.4 million in cash.

        In September 2003, Fund American terminated the Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility, which matures in September 2006 and under which both Fund American and the

Company are permitted borrowers. Under the New Credit Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. As of September 30, 2003, both Fund American and the Company had yet to draw any funds under the New Bank Facility.

        In October 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of the issuance of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a $68.5 million charge to retained earnings ($49.5 million of which was recorded during the nine months ended September 30, 2003), with an offsetting increase to paid-in surplus.

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

        Detailed information concerning White Mountains' liquidity and capital resource activities during the three and nine months ended September 30, 2003 and 2002 follows:

For the nine months ended September 30, 2003

        On May 19, 2003, Fund American issued the Senior Notes for net proceeds of $693.4 million. Using proceeds from the Senior Notes, Fund American repaid the entire $614.9 million of term loans outstanding under the Old Bank Facility. In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the Old Bank Facility. In connection with the repayment of the Old Bank Facility, on May 20, 2003, Fund American paid an aggregate $56.4 million to unwind all of its existing interest rate swap agreements.

        For the nine months ended September 30, 2003, White Mountains made scheduled principal amortization payments of $6.5 million on the Old Bank Facility prior to the repayment and paid a total of $22.5 million in interest under the Old Bank Facility, including $10.6 million paid under the interest rate swap agreements.

        For the nine months ended September 30, 2003, White Mountains declared and paid a total of $22.7 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2003, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the nine months ended September 30, 2003, OneBeacon declared and paid a total of $202.6 million in cash dividends to Fund American, its immediate parent company. Also during the nine months ended September 30, 2003, WMU paid a total of $30.0 million of dividends to its immediate parent, WM Investment Management (Bermuda) Ltd, and WM Advisors paid a total of $10.0 million in dividends to Fund American.

        During the nine months ended September 30, 2003, the Company issued a total of 6,316 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $.8 million in connection with these Option exercises.

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

For the nine months ended September 30, 2002

        For the nine months ended September 30, 2002, White Mountains made scheduled principal amortization payments totaling $77.3 million on the Old Bank Facility. During the first nine months of 2002, White Mountains paid a total of $41.9 million in interest under the Old Bank Facility including $13.2 million paid under related interest rate swap agreements.

        During the nine months ended September 30, 2002 White Mountains declared and paid a total of $22.7 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2002, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the nine months ended September 30, 2002, OneBeacon declared and paid a total of $87.5 million in cash dividends to Fund American.

        During the nine months ended September 30, 2002, the Company issued a total of 21,300 Common Shares to its employees in satisfaction of obligations under White Mountains' Long-Term Incentive Plan, consisting of 11,700 performance shares and Options to acquire 9,600 Common Shares. The Company received proceeds of $1.2 million as a result of the exercise of Options during the period.

RELATED PARTY TRANSACTIONS

        Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman Brothers Inc. ("Lehman"). Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman was lead underwriter for $700.0 million of Senior Notes, was the arranger, the administrative agent and a lender under the Old Bank Facility that the Company prepaid in 2003 and is a lender under the New Bank Facility. See Note 6.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2002 Annual Report on Form 10-K/A, and in particular Item 7A.—"Quantitative and Qualitative Disclosures About Market Risk". As of September 30, 2003, other than what is described below, there have been no material changes in the market risks described in the Company's most recently filed Annual Report on Form 10-K/A.

Interest Rate Risk

        Indebtedness.    During the second quarter of 2003, White Mountains refinanced its senior debt by issuing fixed-rate Senior Notes and repaying its variable-rate Old Bank Facility, which had been substantially fixed through interest rate swap agreements, in its entirety. As a result of this refinancing, White Mountains no longer has any variable interest rate debt outstanding that would expose the Company to significant interest rate risk.

Item 4.    Controls and Procedures

        The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO have concluded that White Mountains' disclosure controls and procedures are adequate and effective.

        There have been no significant changes in White Mountains' internal controls, or in factors that could significantly affect internal controls, subsequent to their most recent evaluation of such controls.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On January 30, 2001, an action was filed in Los Angeles on behalf of Sierra National Life Insurance Holdings, Inc., a dissolved corporation in which White Mountains holds an interest, against Credit Lyonnais, S.A. and other parties who were the successful bidders for the assets of Executive Life Insurance Company ("ELIC"), a California insurer, in the 1991 sale of those assets conducted by the California Commissioner of Insurance. Sierra alleges that defendants' acquisition violated both federal and state law and that, but for defendants' wrongful acts, it would have been chosen to purchase ELIC's assets. According to press reports, Credit Lyonnais and certain of the other defendants have been indicted by a Federal grand jury in connection with their acquisition of ELIC, although the indictments remain under seal, and are in negotiations with the U.S. Attorney regarding settlement of those charges. The case is currently in active discovery but no trial date has yet been set.

        Refer to the Company's 2002 Annual Report on Form 10-K/A, and in particular Item 3—"Legal Proceedings" for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets.

Item 2.    Changes in Securities and Use of Proceeds

        None.

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote by Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

10	—	$300,000,000 Credit Agreement, dated as of September 24, 2003, among The Company and Fund American, as the borrowers, the several lenders from time to time parties hereto, Bank One, NA, as Syndication Agent, and Fleet National Bank, as Administrative Agent.
11	—	Statement Re Computation of Per Share Earnings*
31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Consolidated financial statements of Montpelier Re Holdings Ltd. for the quarter ended September 30, 2003.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

(b)
Reports on Form 8-K

        On August 7, 2003 the Company filed a Form 8-K (Item 12) which served to furnish information regarding its press release announcing its results for the three and six month periods ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WHITE MOUNTAINS INSURANCE GROUP, LTD.

                      (Registrant)

Date: November 4, 2003	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer