Form 10-K
period 2003-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2004-03-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 South Main Street, Hanover, New Hampshire	03755-2053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 640-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00 per share	New York Stock Exchange
Bermuda Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark whether the Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒      No☐

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2003, was $2,929,097,615.

As of February 27, 2004, 9,001,795 common shares, par value of $1.00 per share (“Common Shares”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) was originally formed as a Delaware corporation in 1980. In October 1999, the Company completed a corporate reorganization that changed its domicile from Delaware to Bermuda (the “Redomestication”).  The Company’s principal businesses are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance and reinsurance. Within this report, the consolidated organization is referred to as “White Mountains”. The Company’s headquarters are located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.

White Mountains’ reportable segments are OneBeacon, Reinsurance and Other Operations. The OneBeacon Insurance Group LLC family of companies consists of several U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool (collectively “OneBeacon”).  OneBeacon was acquired by White Mountains from Aviva plc (“Aviva”, formerly CGNU plc) on June 1, 2001 (the “OneBeacon Acquisition”).

White Mountains’ reinsurance operations are conducted primarily through Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, “Folksamerica”).  Folksamerica became a wholly-owned subsidiary of White Mountains in 1998.  In connection with the OneBeacon Acquisition, Folksamerica was contributed to OneBeacon.  OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies.  White Mountains’ reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland), White Mountains Underwriting (Bermuda) Limited (collectively, “WMU”) and Fund American Reinsurance Company Ltd. (“Fund American Re”), as well as its unconsolidated investment in Montpelier Re Holdings Ltd. (“Montpelier”), a Bermuda-domiciled reinsurance holding company.  Fund American Re is domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

On December 9, 2003, White Mountains entered into a definitive agreement with ABB Ltd. (“ABB”) to acquire the Sirius Insurance Group, an insurance and reinsurance organization based in Sweden. The sale is expected to be completed in the second quarter of 2004. See PENDING ACQUISITIONS - Sirius Insurance Group for a detailed discussion.

White Mountains’ other operations consist of the International American Group, Inc. (the “International American Group”) and Esurance Inc. (“Esurance”), as well as the Company and the Company’s intermediate holding companies (“Holding Companies”).  The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”) and, prior to its sale in January 2004, also included Peninsula Insurance Company (“Peninsula”).

White Mountains’ Operating Principles

White Mountains strives to operate within the spirit of four operating principles.  These are:

Underwriting Comes First.  An insurance enterprise must respect the fundamentals of insurance. There must be a realistic expectation of underwriting profit on all business written, and demonstrated fulfillment of that expectation over time, with focused attention to the loss ratio and to all the professional insurance disciplines of pricing, underwriting and claims management.

Maintain a Disciplined Balance Sheet.  The first concern here is that insurance liabilities must always be fully recognized. Loss reserves and expense reserves must be solid before any other aspect of the business can be solid. Pricing, marketing and underwriting all depend on informed judgment of ultimate loss costs and that can be managed effectively only with a disciplined balance sheet.

Invest for Total Return.  Historical insurance accounting has tended to hide unrealized gains and losses in the investment portfolio and over reward reported investment income (interest and dividends).  Regardless of the accounting, White Mountains must invest for the best growth in after-tax value over time. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in equities consistent with leverage and insurance risk considerations.

Think Like Owners.  Thinking like owners has a value all its own.  There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit.  But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

Headquartered in Boston, Massachusetts, OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon’s legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic as well as insuring several U.S. presidents.  During 1998, Commercial Union plc and General Accident plc, both U.K. corporations, were merged to form CGU plc. The U.S. operations of these companies, General Accident Corporation of America (“General Accident”) and Commercial Union Corporation (“Commercial Union”), were merged to form CGU Corporation (the “CGU Merger”).  White Mountains agreed to purchase CGU Corporation in September of 2000, with the transaction closing on June 1, 2001. The name OneBeacon was introduced at the time of the OneBeacon Acquisition. OneBeacon’s principal operating insurance subsidiaries are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best, a rating agency which specializes in the insurance and reinsurance industry.

In connection with the Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AAA” (Extremely Strong, which is the highest of twenty-one ratings) by Standard & Poor’s Ratings Services ("S&P") and “A++” (Superior, which is the highest of fifteen ratings) by A.M. Best: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental claims (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $400.0 million on additional losses occurring in accident years 2000 and prior (the “GRC Cover”).

On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group (“Liberty Mutual”) pursuant to a renewal rights agreement (the “Liberty Agreement”). This transfer amounted to approximately 45% of OneBeacon’s total business at the time of transfer.  The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Liberty Agreement were shared between Liberty Mutual and OneBeacon.  A reinsurance agreement pro-rated results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. OneBeacon is focused on being a profitable independent agency property and casualty insurance company in the Northeast and for select specialty business on a national basis.

OneBeacon conducts its primary personal and commercial business through independent agents in two regional operations (New England and the New York/New Jersey area).  Agents provide value to their customers through personal attention, coverage expertise and an understanding of local market conditions. The regional operations target personal and commercial customers, focusing on the family account and small to mid-sized businesses. OneBeacon’s objective is to underwrite only profitable business without regard to market share, premium volume or growth.  OneBeacon also conducts business through a New York limited assigned distribution servicing carrier (AutoOne Insurance) and an attorney-in-fact (New Jersey Skylands Management LLC), which provides management services for a fee to a reciprocal exchange (New Jersey Skylands Insurance Association). In addition to these regional operations, OneBeacon is also committed to nurturing its select specialty businesses that focus on providing custom coverages to certain niche markets, including ocean marine, agricultural, excess medical malpractice, directors & officers and professional liability and tuition reimbursement. Each specialty business has its own operations and appointed agents that target specific customer groups.

On December 4, 2003, OneBeacon entered into an agreement in principle to acquire the Atlantic Specialty Insurance Company, a subsidiary of Atlantic Mutual, and the renewal rights to Atlantic Mutual’s commercial insurance business (the “Atlantic Mutual Transaction”). See PENDING ACQUISITIONS - Atlantic Mutual.  Upon consummation of the acquisition of this segmented industry specific middle-market business, OneBeacon will start underwriting commercial business throughout the United States.

At December 31, 2003 and 2002, OneBeacon had $14.0 billion and $15.8 billion of total assets, respectively, and shareholder’s equity of $3.3 billion and $3.1 billion, respectively.  OneBeacon’s total assets and shareholder’s equity include Folksamerica and its subsidiaries and OneBeacon’s investment in Montpelier, which are covered elsewhere in this report.   Within the following discussion, references made to OneBeacon’s operations relating to periods prior to the OneBeacon Acquisition have been made solely to illustrate significant trends and changes in OneBeacon’s business that have occurred post-acquisition.  White Mountains’ reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

Property and Casualty Insurance Overview

As a property and casualty insurance company, OneBeacon writes insurance policies in exchange for premiums paid by its customers (the insured). An insurance policy is a contract between OneBeacon and the insured where OneBeacon agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration.  Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a home and the personal property in it, or a business’ building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

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

•                  Commercial property: covers losses to a business’ premises, inventory and equipment as a result of weather, fire, theft and other causes.

•                  Homeowners: covers losses to an insured’s home, including its contents, as a result of weather, fire, theft and other causes, and losses resulting from liability for acts of negligence by the insured or the insured’s immediate family.

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

•                  Workers compensation: covers an employer’s liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes.

•                  Multiple peril: a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability insurance and commercial property insurance.

•                  Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector’s value.

OneBeacon also provides various specialty insurance products, including the following:

•                  Ocean marine: covers losses to an insured’s vessel and/or its cargo as a result of collision, fire, piracy and other perils. Ocean marine coverages include cargo, hull, protection and indemnity, primary and excess liability, marina package, comprehensive marina liability package and yacht products.

•                  Agricultural and rural marketplace products: policies providing property, liability, automobile and/or umbrella coverages for the farm and ranch marketplace, as well as farmowners and rural telephone companies.

•                  Medical malpractice: provides coverage for claims arising from direct patient treatment, such as making diagnoses, rendering opinions or providing advise or referral to another physician. Also provides coverage for professional committee activities as a member of an accredited hospital staff or any professional medical association or committee.  OneBeacon only provides coverage for mid-sized hospitals and/or managed care organizations and does not insure individual practitioners.

•                  Directors and officers (“D&O”) and professional liability: covers liability that may arise as a result of omissions, misstatements, negligence or misconduct related to business operations.  OneBeacon focuses on providing small and middle market liability coverages with high attachment points and small limits of coverage.

•                  Tuition reimbursement: covers tuition payments due to schools and colleges when a student is unable to complete a semester as a result of an illness, accident or certain other causes.

OneBeacon derives substantially all of its revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time during which insurance coverage is provided (i.e., ratably over the life of the policy).  A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims.  During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from OneBeacon’s investment portfolio.

OneBeacon incurs a significant amount of its total expenses from policyholder losses, which are commonly referred to as “claims”.  In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred, such as insurance adjusters’ fees and litigation expenses. In addition, OneBeacon incurs policy acquisition expenses such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including compensation and benefits for professional and clerical staff.

A key measure of relative underwriting performance for an insurance company is the combined ratio.  An insurance company’s combined ratio under accounting principles generally accepted in the United States (“GAAP”) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss ratio”) and the ratio of commissions, premium taxes and other underwriting expenses, including general and administrative expenses, to earned premiums (the “expense ratio”).  A combined ratio under 100% indicates that an insurance company is generating an underwriting profit.  However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Lines of Business

OneBeacon writes three “core” lines of business consisting of personal and commercial lines in the Northeast and certain specialty lines on a national basis.  Upon consummation of the recently announced Atlantic Mutual Transaction, OneBeacon, through its acquired subsidiary, Atlantic Specialty Insurance Company, will start underwriting commercial business throughout the United States.  “Non-core” lines of business include business assumed from Liberty Mutual in connection with the Liberty Agreement and certain other non-core and run-off operations.

For the twelve months ended December 31, 2003, 2002 and 2001, OneBeacon’s net written premiums by line of business were as follows:

Net written premiums by line of business	Year Ended December 31,
($in millions)	2003	2002	2001
Personal	$942.2	$1,092.1	$857.0
Commercial	426.7	454.6	678.4
Specialty	499.9	449.7	390.6
Non-core lines	135.2	526.4	1,540.9
Total	$2,004.0	$2,522.8	$3,466.9

Core Operations

Personal Lines

OneBeacon’s personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages).  OneBeacon’s mix of personal lines products between automobile and homeowners, including Custom-Pac products, was 75% and 22%, respectively, of personal lines net written premium during 2003, compared to 78% and 21%, respectively, during 2002 and 73% and 19%, respectively, during 2001. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine. Personal lines automobile includes AutoOne Insurance, OneBeacon’s wholly owned LAD servicing carrier.

Commercial Lines

OneBeacon’s commercial lines products principally include multiple peril, commercial automobile and workers compensation, which represented 55%, 23% and 8%, respectively, of commercial lines net written premium during 2003, compared to 52%, 29% and 14%, respectively, during 2002 and 46%, 22% and 20%, respectively, during 2001.  Nearly 90% of OneBeacon’s commercial accounts are comprised of policies with an annual premium of less than $50,000 and consist primarily of small, non-manufacturing accounts.

Specialty Lines

OneBeacon’s specialty businesses focus on providing custom coverages to certain niche markets, including ocean marine (offered through International Marine Underwriters, “IMU”), agricultural (“Agri”), and rural and farm related markets (offered through National Farmers Union Property and Casualty Company, “NFU”), medical malpractice, D&O and professional liability (offered through OneBeacon Professional Partners, “OBPP”) and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups.  In 2003, IMU, Agri, NFU, OBPP and other specialty products represented 25%, 17%, 34% 14% and 10%, respectively, of specialty lines net written premium.

OneBeacon’s IMU unit offers insurance products which specialize in the ocean marine marketplace.  IMU’s products include coverage for cargo, hull, yacht, marina and primary and excess liability.

OneBeacon’s Agri unit offers insurance products which focus on the farm and ranch marketplace.  Agri’s products include coverage for property and liability related claims, excluding crop damage claims, on dairy farms, equine farms, farm equipment dealers, orchard and garden farms.  Additionally, since most farm and ranch businesses are proprietor-owned, Agri also offers personal and umbrella coverages for the farm or ranch owner as a package with its farm and ranch property and liability coverage.

OneBeacon’s NFU unit is similar to Agri in that it provides both personal property and liability coverages (including homeowners, automobile and umbrella policies) to farm and ranch owners.  NFU also offers commercial products geared towards small rural businesses, including restaurants, motels and independent contractors.

OneBeacon entered the medical malpractice, D&O and professional liability insurance markets in 2002 under the name OneBeacon Professional Partners. OBPP offers excess medical professional liability for stand-alone hospitals, multi-hospital systems, integrated delivery systems, medical group practices, specialty hospitals and home health agencies. For D&O and professional liability insurance, OBPP selectively underwrites each policy and does not write Fortune 1000 accounts, foreign businesses or large hospitals or groups.  Most D&O and professional liability policies attach coverage in excess of $20 million of existing insurance and/or a deductible and have small limits of coverage, usually less than $5 million.  OBPP’s coverages are issued on a “claims made” basis, which means insurance that covers losses reported to OBPP during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.  As a result, the ability of an insured to report claims outside of the policy term is limited, thereby limiting the claims tail.

OneBeacon offers tuition reimbursement insurance through its subsidiary, A.W.G. Dewar, Inc. (“Dewar”). Dewar has offered tuition reimbursement insurance since 1930.

Non-Core Operations

Non-core operations are primarily from business assumed from Liberty Mutual in connection with the Liberty Agreement ($130.4 million in net written premiums for 2003 and $496.7 million for 2002).  Premiums from non-core operations decreased from 21% of total premiums in 2002 to 7% of total premiums in 2003. The Liberty Agreement expired on October 31, 2003 and OneBeacon did not exercise its option to take a 10% quota share for the next three years.  As a result, OneBeacon will earn premium in 2004 on policies written prior to the expiration, but OneBeacon will not write any new premiums in 2004 under the Liberty Agreement.

Geographic Concentration

OneBeacon’s net written premiums are derived solely from business produced in the United States.  The various specialty businesses within core operations generate premiums from risks written in markets across the country.  Personal and commercial lines business from core operations was produced in the following states:

	Year Ended December 31,
Personal and commercial net written premiums by state	2003	2002	2001 (1)
New York	47%	48%	39%
Massachusetts	26	24	24
New Jersey	10	10	13
Maine	5	9	10
Connecticut	4	5	5
Other (2)	8	4	9
Total	100%	100%	100%

(1)                                  Adjusted to exclude premiums assumed in connection with the Liberty Agreement and premiums in territories subject to the Liberty Agreement written prior to November 1, 2001.

(2)                                  Vermont, New Hampshire and Rhode Island, as well as business written nationwide through Esurance.

Marketing

OneBeacon sells its personal and commercial lines products through select independent insurance agents.  OneBeacon believes that independent agents provide complete assessments of their clients’ needs, which results in appropriate coverages and prudent risk management.  OneBeacon believes that independent agents will continue to be a significant force in overall industry premium production.

OneBeacon conducts its business through 11 branch offices and approximately 1,000 appointed agencies.  OneBeacon’s operations are located close to its agent partners and customers throughout New England, New York and New Jersey.

OneBeacon’s specialty businesses are located in separate locations, logistically appropriate to their target markets. IMU is headquartered in New York City and has nine branch locations located throughout the United States.  Its products are distributed through a network of select agents that specialize in the ocean marine business.  Agri has centralized operations in Lenexa, Kansas and distributes its products through independent agencies. NFU is headquartered in Aurora, Colorado.  Its products are distributed through a network of exclusive agents as well as independent agents.  These exclusive agents are under contract with NFU and the National Farmers Union, a non-profit organization founded in 1902 to advance the interests of family farmers. OBPP, which is located in Avon, Connecticut, distributes its products nationally through excess and surplus lines brokers.  Through these specialty businesses, OneBeacon leverages its knowledge about these markets to provide products and services that are tailored to meet customer needs.

Underwriting and Pricing

OneBeacon believes that there must be a realistic expectation of underwriting profit on all business written and a demonstrated fulfillment of that expectation over time.  Pricing pressures can be caused by many factors such as: (1) insurance companies selling their products at less than adequate rates, because they either underestimate ultimate claim costs or overestimate the amount of investment income and investment gains they will earn on premiums before the claims are paid; (2) lower distribution costs for insurance companies utilizing direct-response marketing methods versus marketing their products through independent agents; (3) insurance companies seeking to increase revenues and market share by reducing the price of their products beneath levels acceptable to OneBeacon; and (4) mutual insurance companies and other insurance companies who are willing to accept a lower return on equity on their insurance operations than White Mountains’ management and its shareholders. Pricing levels can also be influenced by state regulation, legislation and judicial decisions.

As a result of the Liberty Agreement, OneBeacon has focused its efforts on improving the ongoing operations in the Northeast, where it believes its agency relationships are the strongest and its historical results have been better. Liberty Mutual has control over a variety of factors which could impact the underwriting performance of Liberty Agreement business, such as pricing adequacy, claims management, catastrophe exposures and other considerations.

Competition

Property and casualty insurance is highly competitive and extensively regulated by state insurance departments. OneBeacon competes in the United States with numerous regional and national insurance companies, most notably Travelers Insurance Group, Liberty Mutual, Selective Insurance Group, Zurich Insurance Group, Hanover Insurance Company and the Hartford Financial Services Group. It is often difficult for insurance companies to differentiate their products to consumers. The more significant competitive factors for most insurance products offered by OneBeacon are price, product terms and claims service. OneBeacon’s underwriting principles and dedication to agency distribution are unlikely to make OneBeacon the “low cost” provider in most markets. However, as a property and casualty insurer that writes predominantly through independent agents, OneBeacon believes that most property and casualty insurance customers value the counsel of a professional independent agent and that OneBeacon’s use of independent agents is a competitive advantage over direct-response writers.

Claims

Effective claims management is a critical factor in achieving satisfactory underwriting results. Claims service is the most important product differentiation that OneBeacon brings to its agents and insureds.  In 2002, OneBeacon implemented a new claims workstation which provides management and claims adjusters with substantially more analysis and information to facilitate decision making and reduces overall claims costs.

Claims handling is located in various regional and local branch offices.  OneBeacon maintains an experienced staff of appraisers, medical specialists, managers, attorneys and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.

Pursuant to the Liberty Agreement, Liberty Mutual assumed control of OneBeacon’s claims offices in the regions subject to the Liberty Agreement and was responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which renewed in those regions since that date.  Service agreements were put in place in connection with the Liberty Agreement, through which Liberty Mutual became a third party administrator (“TPA”) for those claims. Upon review of claims information during the second half of 2002, OneBeacon’s management determined that average paid claims in offices where Liberty was acting as a TPA were higher than expected. As a result, management began a process to directly handle more of those claims related to policies written prior to the Liberty Agreement.  Effective July 11, 2003, the servicing agreement with Liberty Mutual was amended and OneBeacon took back substantially all remaining outstanding claims related to policies written prior to the Liberty Agreement.  Through December 31, 2003, approximately 35,000 claims have been taken back and approximately 17,500 of those claims have been closed.

OneBeacon also uses TPAs for certain other claims, including National Accounts and National Programs business which is in run-off.  Additionally, under a TPA agreement, NICO is handling the claims processing for claims ceded under the NICO Cover. See the “Asbestos and Environmental Reserves” section below for a description of the NICO Cover. OneBeacon’s claims staff performs on-site claim audits of its TPAs to ensure the propriety of the controls and processes over claims serviced by the TPA on behalf of OneBeacon.

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

Reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of a number of factors that occurred prior to and since the OneBeacon Acquisition. As previously discussed, OneBeacon is the result of the merger of the U.S. operations of General Accident and Commercial Union. While relatively the same size, the legacy companies had different underwriting and claims management practices, which produced different business and underwriting results. The operational integration of the two companies was complex and included changes in underwriting and claims operations. Beginning in the mid-1990s, and continuing through the CGU Merger, the subsequent operational integration of the legacy companies and the OneBeacon Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends, such as patterns of claim development (i.e., reported claims and paid losses), into the future.  Accordingly, estimating reserves becomes more uncertain if business mix, coverage limits, case reserve adequacy, claims payment rates and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns used to estimate reserves.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. OneBeacon’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate OneBeacon’s own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as “long-tail” coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, OneBeacon uses a selected loss ratio method for the initial accident year or years.  This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, OneBeacon may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP.  Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

Management believes that OneBeacon’s loss and LAE reserves as of December 31, 2003 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company’s future results of operations. For a further description of the historical factors affecting OneBeacon’s loss and LAE reserves prior to the OneBeacon Acquisition, see “Non-Asbestos and Environmental Reserves” under the caption “Loss and Loss Adjustment Expense Reserves” in the “OneBeacon” section of the business description contained within the Company’s Amendment No. 6 to Form S-3 dated July 17, 2003 (the “Form S-3”).  Such portion of the Form S-3 is incorporated by reference into this Form 10-K.

Asbestos and Environmental (“A&E”) Reserves

OneBeacon’s reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies.  In addition to the factors described above under “Non-Asbestos and Environmental Reserves” regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

OneBeacon’s A&E losses resulted primarily from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses. OneBeacon stopped writing such coverage in 1984.

OneBeacon’s liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage of such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was the Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $65.9 million at December 31, 2003, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2003, 642 policyholders had asbestos related claims against OneBeacon.  In 2003, 178 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims and there is a great deal of variation in damages awarded for the actual injuries.  Additionally, several accounts that seek such coverage find that previously paid losses were subject to product liability and operations aggregate limits that were previously exhausted.  In these situations there is no coverage for these claims. There are currently 97 active claims against OneBeacon without product liability coverage asserting operations or premises coverage.

Immediately prior to the OneBeacon Acquisition, Aviva caused OneBeacon to purchase the NICO Cover for a premium of $1.3 billion.  The NICO Cover entitles OneBeacon to recover up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures.  Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”).  As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.  Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 65% of asbestos losses and 41% of environmental losses have been recovered under the historical third party reinsurance.

For purposes of determining available reinsurance, product liability and operations asbestos claims typically are aggregated as a single loss within each policy period. As a result, losses often exceed the retention level under the reinsurance agreement and reinsurance recoveries are obtained. However, for claims being asserted under premises and operations coverage, the losses are generally not aggregated for purposes of determining reinsurance recoveries, so OneBeacon expects that in the future a smaller percentage of these losses will be covered as Third Party Recoverables than has been true historically of products liability asbestos losses.

The large majority of OneBeacon’s third party reinsurance has been obtained from top-rated, financially strong companies.  Of the Third Party Recoverables presented for recovery to date, approximately 3% has been determined to be unrecoverable due either to inability of a reinsurer to pay or to disputes with the reinsurer over the amounts due.  For asbestos losses, this unrecoverable percentage has been 4% and for environmental losses 2%. Amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon.

OneBeacon estimates that on an incurred basis it has exhausted approximately $1.7 billion of the coverage provided by NICO at December 31, 2003. Of this amount, net losses paid totaled approximately $489 million as of December 31, 2003, net of $97 million of third party reinsurance which has been billed but not yet collected, with $106 million paid in 2003, net of $61 million of third party reinsurance billed but not yet collected. Asbestos payments during 2003 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverable, the remaining protection under the NICO Cover may be more or less than the approximate $757 million that OneBeacon estimates remained at December 31, 2003.

OneBeacon’s reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, are $1.1 billion at December 31, 2003.  An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments.  This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels.  OneBeacon’s survival ratio was approximately 19.4 at December 31, 2003, which was computed as the ratio of A&E reserves, net of Third Party Recoverables, of $1.1 billion plus the remaining unused portion of the NICO Cover of $757 million, to the average loss payments in the past three years.  The average loss payments used to calculate OneBeacon's survival ratio were net of a large commutation ($64.0 million) in 2003 with a Third Party Reinsurer.  White Mountains believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from old A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios.  See Note 3 to the financial statements for more information regarding White Mountains’ A&E reserves.

OneBeacon’s reserves for A&E losses at December 31, 2003 represent management’s best estimate of its ultimate liability based on information currently available.  OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations.  However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments.

Construction Defect Claims

OneBeacon’s general liability and multiple peril lines of business have been significantly impacted by an increasing number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship.  Much of the increase in claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes.  The increasing number of claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs’ lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. For example, in 1995 California courts adopted a “continuous trigger” theory in which all companies that had ever insured a property that was alleged to have been damaged by defective construction must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired.  As a result, claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Recently, claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor’s policy).

A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union and General Accident and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. Management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon’s construction book of business, such as street and road construction, water, sewer and pipeline construction, and dam, waterway, railroad and subway construction. Management has undertaken actions to mitigate future risks related to construction defect claims and believes that the number of reported construction defect claims relating to coverages written in the past will peak in 2004 and then begin to decline. In addition, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions.

During the third quarter of 2003, OneBeacon recorded prior accident year reserve development of $97.7 million related to construction defect claims which emerged from commercial multiple peril and general liability coverages written in the 1990s.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of OneBeacon’s construction defect reserve development.

Additional Loss and Loss Adjustment Expense Information

The following information presents (1) OneBeacon’s reserve development over the preceding ten years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2003. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2003. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	OneBeacon Loss and LAE (1), (3) Years Ended December 31,
($in millions)	1993	1994	1995	1996	1997	1998 (2)	1999	2000	2001	2002	2003
I. Liability for unpaid losses and LAE:	$5,562.5	$5,535.4	$5,844.4	$5,804.4	$5,655.9	$6,944.0	$6,368.8	$6,982.7	$8,425.2	$7,630.5	$6,268.8
Less: reins. recoverables on unpaid losses and LAE	(1,191.6)	(1,069.8)	(1,307.4)	(1,260.4)	(1,159.2)	(1,651.9)	(1,285.6)	(1,276.4)	(3,609.7)	(3,560.6)	(3,004.0)

Net balance	$4,370.9	$4,465.6	$4,537.0	$4,544.0	$4,496.7	$5,292.1	$5,083.2	$5,706.3	$4,815.5	$4,069.9	$3,264.8
II. Net liability re-estimated as of:
1 year later	4,411.5	4,494.1	4,584.7	4,627.8	5,370.1	5,305.3	5,901.2	4,815.8	4,872.9	4,216.7	—
2 years later	4,450.3	4,552.1	4,667.1	5,476.0	5,424.7	5,985.4	5,013.5	4,717.9	5,155.0
3 years later	4,501.0	4,642.8	5,460.6	5,549.0	5,965.0	5,002.8	5,025.5	5,188.9
4 years later	4,602.8	5,406.5	5,510.6	5,924.8	4,980.5	5,073.5	5,321.5
5 years later	5,353.2	5,431.8	5,779.5	4,948.0	5,049.2	5,259.0
6 years later	5,353.5	5,632.0	4,794.7	4,995.6	5,206.7
7 years later	5,523.8	4,658.7	4,840.0	5,124.1
8 years later	4,569.2	4,691.8	4,962.4
9 years later	4,595.6	4,810.4
10 years later	4,682.7
III. Cumulative net (deficiency)/ redundancy	$(311.8)	$(344.8)	$(425.4)	$(580.1)	$(710.0)	$33.1	$(238.3)	$517.4	$(339.5)	$(146.9)	$—
Percent (deficient)/ redundant	(7.1)%	(7.7)%	(9.4)%	(12.8)%	(15.8)%	.6%	(4.7)%	9.1%	(7.0)%	(3.6)%	—%
IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	11,070.6	11,398.8	11,281.8	11,314.2	11,300.8	11,412.7	11,380.8	11,611.3	11,070.6	9,127.7	—
Less: gross re-estimated reinsurance recoverable	(6,387.9)	(6,588.4)	(6,319.3)	(6,190.1)	(6,094.0)	(6,153.7)	(6,059.3)	(6,422.4)	(5,915.6)	(4,911.0)	—
Net re-estimated liability	$4,682.7	$4,810.4	$4,962.5	$5,124.1	$5,206.8	$5,259.0	$5,321.5	$5,188.9	$5,155.0	$4,216.7	$—

V. Cumulative net amount of liability paid through:
1 year later	1,367.3	1,390.1	1,476.6	1,591.9	1,687.3	1,815.2	1,966.5	2,007.9	1,819.7	1,656.7	—
2 years later	2,152.5	2,240.8	2,372.6	2,621.3	2,735.4	2,954.8	3,136.2	3,133.3	3,022.7
3 years later	2,711.5	2,821.9	3,083.3	3,331.1	3,518.0	3,709.2	3,794.0	3,972.4
4 years later	3,089.5	3,328.3	3,571.3	3,872.2	4,044.0	4,029.0	4,303.6
5 years later	3,464.3	3,672.7	3,961.5	4,233.4	4,234.7	4,322.0
6 years later	3,720.2	3,978.3	4,225.4	4,363.0	4,416.2
7 years later	3,979.3	4,186.9	4,312.6	4,481.4
8 years later	4,159.7	4,265.6	4,399.2
9 years later	4,218.9	4,335.6
10 years later	4,260.5

(1)                                  In 1998, OneBeacon was formed as a result of a pooling of interests between Commercial Union and General Accident. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)                                  In 1998, OneBeacon acquired Houston General Insurance Company and NFU.  All liabilities related to these entities have been shown from the acquisition date forward in this table.

(3)                                  This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the OneBeacon Acquisition under the NICO Cover and the GRC Cover.  See the “Reinsurance Protection” section below for a description of the GRC Cover.  These covers apply to losses incurred in 2000 and prior years.  As a result, they have the effect of significantly increasing OneBeacon’s reinsurance recoverables in 2001 and 2002 and reducing its reserve deficiency for each of the years presented prior to the OneBeacon Acquisition by the amount of the reserves ceded at the time these covers were purchased.  See “Asbestos and Environmental Reserves” for a discussion of the impact of this reinsurance contract on OneBeacon’s net loss and LAE reserve position.  The table presented below represents OneBeacon’s cumulative net deficiency without regard to the NICO Cover and the GRC Cover.

	Years Ended December 31,
($in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Cumulative net deficiency adjusted for the NICO Cover and the GRC Cover	(1,268.6)	(1,315.0)	(1,412.6)	(1,585.9)	(1,756.6)	(1,093.1)	(1,532.5)	(969.4)	(339.5)	(146.9)	—

Percent deficient	(29.0)%	(29.4)%	(31.1)%	(34.9)%	(39.1)%	(20.7)%	(30.1)%	(17.0)%	(7.0)%	(3.6)%	—%

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
($ in millions)	2003		2002		2001
Statutory reserves	$5,093.1		$6,029.0		$6,795.8
Reinsurance recoverable on unpaid losses and LAE (1)	1,217.5		1,650.9		1,606.5
Purchase accounting adjustments (2)	(413.1)		(481.0)		(567.8)
Other	(41.8	)(3)	(49.4	)(3)	22.9	(4)
GAAP reserves	$5,855.7		$7,149.5		$7,857.4

(1)                                  Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)                                  Represents fair value adjustment to reserves recorded in purchase accounting.  See Note 3  to the Financial Statements.

(3)                                  Represents long-term workers compensation loss and LAE reserve discount recorded of $38.0 million and $42.2 million in 2003 and 2002, partially offset by incremental guaranty fund assessments required to be recorded under GAAP.

(4)                                  Represents incremental guaranty fund assessments required to be recorded under GAAP, partially offset by long-term workers compensation loss and LAE reserve discount of $42.2 million.

Terrorism

As a result of the terrorist attacks of September 11, 2001 (the “Attacks”), OneBeacon incurred approximately $75.0 million of pretax loss and LAE net of reinsurance, or approximately $248.0 million gross of reinsurance.  The Attacks have had a profound impact on the U.S. property and casualty insurance marketplace.  Prior to the Attacks, most U.S. insurance companies had not contemplated the risk of terrorist attacks when underwriting their policies. In light of the Attacks, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the “Terrorism Act”) establishing a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest.  The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels.  OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $90 million in 2004.

Aggregate industry retention levels are $12.5 billion for 2004 and $15.0 billion for 2005.  The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon’s or the industry’s retention levels up to $100.0 billion. The Terrorism Act is in effect until December 31, 2004, at which time certain members of the U.S. government have the authority to renew it for another year. Should the Terrorism Act be renewed on December 31, 2004, it will expire on December 31, 2005.  OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the “Reinsurance Protection” section below for a further description of OneBeacon’s catastrophe program and see “REGULATION” for a further description of the Terrorism Act.

OneBeacon closely monitors its concentration of risk by geographic area and primarily writes small commercial and personal lines business, under which the insureds are unlikely to be direct targets of terrorism. During 2002, OneBeacon aggressively reduced its terrorism exposure in its commercial lines business in the largest metropolitan areas in which OneBeacon writes insurance.  In the workers compensation line, total covered lives in the ten largest metropolitan areas were reduced 60% from May 31, 2002 (the first date for which OneBeacon accumulated such data) to December 31, 2002, and total insured property values were reduced 52% from December 31, 2001 to December 31, 2002.  As a result, OneBeacon believes that it has taken appropriate actions to mitigate its exposure to losses from future terrorist attacks and will continue to monitor its terrorism exposure in the future.  With the pending Atlantic Mutual Transaction, new terrorism exposures may evolve as a result of new business generated throughout the United States.  OneBeacon will manage that exposure in the same manner that it has managed its existing book of business.  Nonetheless, risks insured by OneBeacon, and those contemplated by the enacted Terrorism Act, remain exposed to future terrorist attacks and the possibility remains that any future terrorist losses could prove to be material to the Company’s financial position and/or its cash flows.

Reinsurance Protection

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events.  OneBeacon uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses.  PML is a statistical modeling technique that measures a company’s catastrophic exposure as the maximum probable loss in a given time period.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event.  OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions.  OneBeacon’s largest single natural catastrophe risk is Northeast windstorm. During 2003 and 2002, OneBeacon reduced its total insured property values in coastal regions that could be affected by Northeast windstorms by 4% and 14%, respectively.  In addition, OneBeacon imposed wind deductibles on existing coastal windstorm exposures.

OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance.  When evaluating its catastrophe reinsurance program for 2003, OneBeacon determined that its exposure to risks resulting from a catastrophic Northeast windstorm are mitigated in the early part of calendar years due to the seasonality of such storms.  Accordingly, during the first four months of 2003, OneBeacon was able to significantly reduce the cost of its reinsurance program by purchasing less property catastrophe reinsurance during ths period and postponing its annual renewal date to May 1.  Effective May 1, 2003, OneBeacon purchased its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through April 30, 2004.  Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss.  OneBeacon also purchases reinsurance coverage for certain risks, including catastrophe losses, on either a facultative or treaty basis, where it deems appropriate.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks or from “certified” events as defined under the Terrorism Act.  The program covers personal property losses resulting from other types of terrorist attacks and commercial property losses from other types of domestic terrorist attacks. As a result, OneBeacon does not have reinsurance protection under either the Terrorism Act or its catastrophe reinsurance program for personal property or commercial losses resulting from a nuclear, biological or chemical attack.  In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium.

OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving workers compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million.  This program provides one full $55.0 million limit for either “certified” or “non-certified” terrorism losses but does not provide for losses resulting from nuclear, biological or chemical attacks.

In connection with the OneBeacon Acquisition, OneBeacon obtained the NICO Cover under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and LAE incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures. See the “Asbestos and Environmental Reserves” section above for a description of the NICO Cover.

Also in connection with the OneBeacon Acquisition, OneBeacon obtained the GRC Cover, an adverse development cover from GRC which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are paid by OneBeacon and subsequently reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at December 31, 2003 and December 31, 2002. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

At December 31, 2003, OneBeacon had $64.6 million of reinsurance currently recoverable on paid losses and $3,004.0 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.   Excluding industry pools and associations of $232.2 million, which are not rated by A.M. Best, 95% of OneBeacon’s total reinsurance recoverables at December 31, 2003 were with reinsurers that had an A.M. Best rating of “A-” (Excellent, the fourth highest of fifteen ratings) or better.  The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2003	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire Hathaway Inc. (NICO and GRC)	$2,224.8	73%	A++
Liberty Mutual and subsidiaries (1)	198.9	6%	A
Tokio Fire and Marine Insurance Company	53.7	2%	A++
American Re-Insurance Company	49.1	2%	A+
Aviva plc and its affiliates (2)	27.5	1%	not rated

(1)                                  At December 31, 2003, OneBeacon had assumed balances payable and expenses payable of approximately $80.8 million under the Liberty Agreement.  In the event of Liberty Mutual’s insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)                                  Represents non-U.S. insurance entities whose balance is fully collateralized through funds held, letters of credit and/or trust agreements.

(3)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

New York Assigned Risk Market

OneBeacon writes voluntary personal automobile insurance in the State of New York.  As a condition to its license to write automobile business within that state, OneBeacon is obligated by statute to accept future assignments from the New York Automobile Insurance Plan (“NYAIP”), a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market.  The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based, in general, on its proportion of the total voluntary writings in New York two years prior.  Therefore, by voluntarily writing automobile policies in New York, an insurer has an obligation under New York State insurance laws to provide insurance two years later to individuals assigned to it from the NYAIP.

Alternatively, an insurance company can contractually satisfy its NYAIP obligation by (i) transferring its NYAIP assignments to another insurance company, or (ii) through utilization of various credits offered by New York to those insurers who voluntarily write policies for individuals in the NYAIP. The process of transferring NYAIP obligations is called Limited Assigned Distribution (“LAD”), and the companies that assume this obligation are called LAD servicing carriers.  A LAD servicing carrier is paid fees to assume the insurance risk of NYAIP obligations in addition to the premiums it receives for writing the involuntary policy. The fees are typically a percentage of the total premiums the LAD servicing carrier must write to fulfill the NYAIP obligation of the transferor company.  In return, the LAD servicing carrier is contractually obligated to pay all loss and loss adjustment and other underwriting expenses related to the NYAIP assigned premiums of the transferor company.

An insurance company that voluntarily writes policies for individuals in the NYAIP generates certain credits, the largest of which are referred to as “takeout credits”, which can be used to reduce its own NYAIP assignments or can be sold to other insurance companies to reduce their NYAIP assignments. The NYAIP has recently revised the structure of its credit programs effective for NYAIP assignments written in 2003 to increase the economic benefits of these credit programs. Under the revised structure, writing a NYAIP assignment on a voluntary basis generates two dollars of credit for each dollar of applicable premium. Takeout credits may be applied to reduce NYAIP assignments in the quarter after the takeout policy is written.

At December 31, 2003, White Mountains’ estimated liability for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year period was $34.9 million.

AutoOne Insurance

During October of 2001, OneBeacon licensed one of its insurance companies, General Assurance Company, to act as a LAD servicing carrier in order to mitigate OneBeacon’s exposure to the cost of future NYAIP assignments.  This company, which does business as “AutoOne Insurance”, wrote approximately $233.8 million of assigned personal automobile written premium and LAD and takeout credit fees for unaffiliated companies in 2003.  Additionally, AutoOne Insurance performed LAD services relating to OneBeacon’s obligation to write $48.3 million in assigned premium in 2003, thereby fulfilling the obligation that arose from voluntary premium written by OneBeacon in 2001.  OneBeacon believes that AutoOne Insurance’s current business strategy will enable it to capitalize on continued demand for LAD services and takeout credits and also improve the results of OneBeacon’s overall New York automobile business by reducing its cost of future NYAIP assignments.  AutoOne Insurance is operated as a separate division of OneBeacon and its primary competitors are Robert Plan and Clarendon Insurance Group, a subsidiary of Hannover Re.

In January 2004, AutoOne Insurance began to handle New Jersey Personal Automobile Insurance Plan (“NJ PAIP”) business as a LAD servicing carrier. New Jersey is now the second largest market in the U.S. for LAD servicing carriers, with nearly $300 million in NJ PAIP written premium over the last 12 months. Combined, the New York and New Jersey markets account for nearly 85 percent of personal automobile written premium serviced in the country through LAD servicing carriers. A number of companies have already signed on with AutoOne Insurance in New Jersey for 2004.

New Jersey Skylands

As part of a restructuring of its New Jersey personal lines, OneBeacon formed New Jersey Skylands Management LLC and the New Jersey Insurance Department approved the formation of New Jersey Skylands Insurance Association and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, the “Association”) during the third quarter of 2002. The lead company of the Association, New Jersey Skylands Insurance Association, is a not-for-profit, policyholder-owned reciprocal insurance carrier. The Association was capitalized by OneBeacon with a $31.3 million surplus note. Principal and interest on the surplus note are repayable upon regulatory approval. OneBeacon has no ownership interest in the Association.  The Association began writing personal automobile coverage for new customers in August 2002.

Main Street America Holdings, Inc. (“MSA”)

MSA is a subsidiary of National Grange Mutual Insurance Company (“NGM”), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida.  OneBeacon owns 50% of the outstanding common stock of MSA and accounts for this investment using the equity method. OneBeacon’s investment in MSA was $142.8 million and  $128.1 million at December 31, 2003 and December 31, 2002.  MSA’s net written premiums totalled $427.6 million, $357.3 million and $306.8 million and its net income (loss) was $29.3 million, ($13.2) million and $6.8 million in 2003, 2002 and 2001. MSA’s total assets as of December 31, 2003 and 2002 were $869.9 million and $757.3 million and its shareholders’ equity was $290.4 million and $253.8 million.  The principal insurance operating subsidiaries of NGM and MSA are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best.

REINSURANCE

Reinsurance Overview

Reinsurance is an arrangement in which a reinsurance company (the “reinsurer”) agrees to indemnify an insurance company (the “ceding company”) for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from large or multiple losses, stabilizing financial results and assisting in maintaining acceptable operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding insurer. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to assess pricing on an individual exposure. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties.

A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to the ceding company; (2) the reporting of the loss by the ceding company to the reinsurer; (3) the ceding company’s adjustment and payment of the loss; and (4) the payment to the ceding company by the reinsurer. During this time, reinsurance companies generate investment income on premium receipts, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities.  The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.

Folksamerica

Folksamerica, through its wholly owned subsidiary, Folksamerica Reinsurance Company (a New York-domiciled reinsurance company), is a multi-line reinsurer which provides reinsurance to insurers of property, casualty, accident and health and marine risks primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan.  During 2003, Folksamerica Reinsurance Company’s rating was upgraded to “A” (Excellent, the third highest of fifteen ratings) by A.M. Best.   At December 31, 2003 and December 31, 2002, Folksamerica had $3.6 billion and $3.4 billion of total assets and $991.6 million and $976.4 million of shareholder’s equity, respectively.  Folksamerica’s total assets and shareholder’s equity for December 31, 2002 included the International American Group and Esurance, which were then subsidiaries of Folksamerica.  During 2003, with the exception of Peninsula, these companies were distributed or sold to Fund American Companies, Inc. (“Fund American”), a U.S.-domiciled subsidiary of the Company.  Folksamerica’s total assets and shareholder’s equity for December 31, 2003 included Peninsula, which was sold in January 2004.

Folksamerica writes both treaty and facultative reinsurance. The majority of Folksamerica’s premiums are derived from treaty reinsurance contracts both on a quota share and an excess of loss basis, which in 2003 amounted to 60.4% and 34.8% of its total gross earned premiums, respectively. A quota share reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business.  An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed an agreed retention of loss by the ceding company.

Folksamerica derives its business from a broad spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers. Folksamerica determines which risks it accepts based on the anticipated underwriting results of the transaction, which are evaluated on a variety of factors including types of risk, the quality of the reinsured, the attractiveness of the reinsured’s insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

Folksamerica commenced writing reinsurance coverage in 1980 as one of a host of newly formed, foreign-owned reinsurers capitalized with minimal surplus. In 1991, recognizing that surplus size would become an increasingly important business issue, Folksamerica launched an aggressive strategy to increase its resources and capacity through the acquisition of select property and casualty reinsurance and insurance companies. Since 1991, Folksamerica has acquired eight other reinsurance and insurance businesses.   Most of these acquisitions have served to raise Folksamerica’s surplus and asset base, broaden its skill set and contribute a number of important business relationships.  Folksamerica’s acquisition strategy is to seek fundamentally sound companies whose owners are no longer committed to the business. In these cases, the owner’s lack of interest in its specific operations which are available for sale have had more to do with difficulties experienced by the owner in its core business rather than problems with the operations being sold. Folksamerica’s more recent acquisitions included USF Re Insurance Co. (“USF Re”) in 1999, PCA Property & Casualty Insurance Company (“PCA”) in 2000, substantially all the reinsurance operations of Risk Capital Reinsurance Company (“Risk Capital”) in 2000, C-F Insurance Company (“C-F”) in 2001 and Imperial Casualty and Indemnity Insurance Company (“Imperial”) in 2002.

Effective October 1, 2003, Folksamerica acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance (“CNA Re”), a division of CNA Financial Corporation (the “CNA Re Agreement”).  Under the terms of the CNA Re Agreement, Folksamerica will pay CNA Re a renewal commission on the premiums renewed by Folksamerica over the next two contract renewals.  The renewal commission is 3% for the initial renewal and 2% for the second renewal.  No reserves or liabilities were transferred to Folksamerica. In connection with this transaction, Folksamerica has established an underwriting office in Chicago staffed with a number of CNA Re’s reinsurance professionals. Folksamerica will continue to seek additional insurance and reinsurance acquisitions in the future.

In December 2001, Folksamerica received a $400.0 million cash capital contribution from OneBeacon that was provided to increase Folksamerica’s capacity to capitalize on improved pricing trends that accelerated after the Attacks. As a result, Folksamerica is now among the largest U.S.-domiciled property and casualty reinsurers as measured by statutory surplus.

Classes of Business

Folksamerica writes three main classes of reinsurance: liability, property and accident and health.  Folksamerica’s net written premiums by class of business for the years ended December 31, 2003, 2002 and 2001 were as follows:

Business class	Year Ended December 31,
(Millions)	2003	2002	2001
Liability	$515.3	$381.6	$310.6
Property	253.5	205.3	93.5
Accident and Health	88.4	68.1	25.1
Other	32.0	23.7	29.7
Total	$889.2	$678.7	$458.9

Geographic Concentration

Folksamerica’s net written premiums by geographic region for the years ended December 31, 2003, 2002 and 2001 were as follows:

Geographic region	Year Ended December 31,
(Millions)	2003	2002	2001
United States	$778.4	$579.9	$408.3
Latin America, the Caribbean, Japan and Europe	90.9	70.5	24.0
Canada	19.9	28.3	26.6
Total	$889.2	$678.7	$458.9

Marketing

Folksamerica obtains most of its reinsurance business either directly through reinsurance intermediaries that represent the ceding company or indirectly through placements recommended by WMU. Folksamerica considers both the intermediary and the ceding company its clients in any placement.  Folksamerica has developed strong business relationships over a long period of time with the management of many of its ceding companies. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participation to qualified reinsurers until the program is fully subscribed by reinsurers at terms agreed to by all parties.

Folksamerica pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes and certain miscellaneous expenses). During the years ended December 31, 2003, 2002 and 2001, Folksamerica received no more than 10% of its gross reinsurance premiums from any individual ceding company. Additionally, Folksamerica pays reinsurance intermediaries commissions based on negotiated percentages of the premium it writes. These commissions, which average approximately 5% of premium, constitute a significant portion of Folksamerica’s total acquisition costs and are included in its underwriting expenses. During the years ended December 31, 2003, 2002 and 2001, Folksamerica received approximately 57.7%, 57.0% and 54.4%, respectively, of its gross reinsurance written premiums from three major, third-party reinsurance brokers as follows: (1) AON Re, Inc. - 24.9%, 28.2% and 21.3%, respectively; (2) Benfield Blanch -18.6%, 13.5% and 17.2%, respectively; and (3) Guy Carpenter -14.2%, 15.3% and 15.9%, respectively.

Underwriting and Pricing

Folksamerica’s underwriters and pricing actuaries perform a comprehensive review of the underwriting, pricing,  and general business controls of potential clients before quoting contract terms for its reinsurance products.  Folksamerica prices its products by assessing the desired return on the expected capital needed to write a given contract and by estimating future loss and LAE costs.  Folksamerica will only accept contracts with a high likelihood of generating acceptable returns on capital. Folksamerica’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer’s underwriting and claims experience and the primary insurer’s financial condition. Folksamerica’s underwriters and claims personnel perform regular audits to monitor the ceding company’s pricing and claim handling discipline. Additionally, Folksamerica’s finance staff reviews the financial stability and creditworthiness of current ceding companies. Such reviews provide important input to support renewal discussions.

Folksamerica and other reinsurance companies have sought to mitigate the risk associated with future terrorist attacks in a similar manner as primary insurers. Since the Attacks, reinsurers have attained significant price increases across all lines of reinsurance in response to greater perceived policy exposures.  Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions which are generally imposed on primary writers. For example, the Terrorism Act is not applicable to reinsurers.  As a result, exclusions are more often dictated by the marketplace than by regulation. Folksamerica evaluates terrorism exposure to its ceding company clients and applies exclusions as appropriate. For example, reinsurance written on commercial risks subsequent to the Attacks generally contain clauses that exclude terrorism exposure. Reinsurance on personal risks written subsequent to the Attacks generally contain exclusions related to nuclear, biological and chemical attacks.

Claims

Folksamerica maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from its customers. Folksamerica’s claims staff also regularly perform on-site claim reviews to assess and suggest improvements regarding the reinsured’s claim-handling ability and reserving techniques. In addition, Folksamerica’s claims specialists review loss information provided by the reinsured for adequacy. The results of Folksamerica’s on-site claim reviews are shared with its actuaries and underwriters to ensure that they are making the correct assumptions in pricing its products and that all relevant information is used in establishing loss reserves.

Competition

There are 20 U.S.-based reinsurance companies which Folksamerica views as its direct competition.  These companies report operating data to the Reinsurance Association of America (“RAA”). Based on surplus size as of September 30, 2003 (the most recent data available as of the filing of this report), Folksamerica is the sixth largest of these companies.

In general, Folksamerica competes with all of the larger reinsurance companies.  As reported by the RAA for the nine month period ending September 30, 2003, Folksamerica wrote approximately 5.8% of gross written premiums of all reinsurance companies that are viewed as direct competition. The reinsurance companies writing the largest portion of gross premiums in this period were: Everest Reinsurance Company (16.4%), XL Reinsurance America (15.3%) and Transatlantic Reinsurance Company (14.0%).

Folksamerica has a 20-year history of close relationships with ceding companies and maintains a disciplined underwriting strategy which, among other things, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. Folksamerica also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs. Additionally,  Folksamerica utilizes an acquisition-based growth strategy by seeking to acquire fundamentally sound competitors whose ownership structure or other factors limit their ability to compete effectively.

Loss and Loss Adjustment Expense Reserves

Folksamerica establishes reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves for Folksamerica is similar to the process described in “Loss and Loss Adjustment Expense Reserves” in the “ONEBEACON” discussion and, as of any given date, is inherently uncertain. For Folksamerica, reserve estimates reflect the judgment of both the ceding company and Folksamerica, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, Folksamerica establishes case reserves, including LAE reserves, based upon Folksamerica’s share of the amount of reserves established by the ceding company and Folksamerica’s independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, Folksamerica establishes case reserves in excess of its share of the reserves established by the ceding company.

Folksamerica uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced by Folksamerica, as supplemented by reported industry patterns, and (2) methods in which the level of Folksamerica’s IBNR reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written by Folksamerica.

As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the “claim-tail”.  During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about claims and trends may become known and, as a result, Folksamerica may adjust its loss and LAE reserves.  If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP.  Management believes that Folksamerica’s loss and LAE reserves as of December 31, 2003 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse or favorable development, if any, would impact Folksamerica’s future results of operations.

Reinsurance Protection

Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and, if deemed necessary, the purchase of catastrophe reinsurance.  Folksarmeica’s primary reinsurance protections are the quota share arrangements with Olympus Reinsurance Company Ltd. (“Olympus”) discussed below.  Through November 25, 2003, Folksamerica’s catastrophe protection program included $35.0 million of protection in excess of a $60.0 million retention for a second loss. This reinsurance protection program was commuted effective November 25, 2003, however, Folksamerica does have various common account catastrophe covers purchased to protect individual proportional property contracts against a catastrophic event.  In prior years, Folksamerica had purchased aggregate stop loss protection from London Life and General Reinsurance Company, Ltd. (“London Life”), which protected the Company’s accident year results from the effects of a single large event or multiple small events.  No cessions were made to this contract in 2002 and prior ceded balances are fully collateralized by funds held and letters of credit.  This contract was not renewed in 2003.

In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. Specifically, the Imagine Cover provided an aggregate of $115.0 million in reinsurance protection on:

•                                          adverse development on loss and LAE reserves as of December 31, 2000 from the USF Re acquisition and as of September 30, 2000 from the Risk Capital acquisition;

•                                          adverse development on Folksamerica’s A&E reserves as of December 31, 2000; and

•                                          losses, LAE and acquisition expenses incurred in excess of premiums earned after September 30, 2000 on underwriting year 2000 and prior Risk Capital contracts.

At the inception of the Imagine Cover, Folksamerica transferred loss and LAE reserves of $250.0 million and unearned premium reserves of $65.0 million to Imagine Re for consideration of $315.0 million.  As of December 31, 2003, the entire $115.0 million limit under the Imagine Cover was fully utilized.

Folksamerica has quota share retrocessional arrangements with Olympus that are designed to increase Folksamerica’s capacity to capitalize on the improved pricing trends that accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Under the quota share agreements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.  During 2003, Folksamerica received $18.0 million in override commissions from Olympus.

At December 31, 2003, Folksamerica had $41.5 million of reinsurance currently recoverable on paid losses and $741.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the collectibility of balances due from Folksamerica’s reinsurers is critical to Folksamerica’s financial strength.  Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. Excluding industry pools, associations and state funds of $42.7 million, which are not rated by A.M. Best, 97% of Folksamerica’s remaining reinsurance recoverables at December 31, 2003 were with reinsurers that had an A.M. Best rating of “A-” (Excellent, the fourth highest of fifteen ratings) or better.  The following table provides a listing of Folksamerica’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($in millions)	Balance at December 31, 2003	% of Total	A.M. Best Rating (2)
Imagine Re (1)	$312.4	40%	A-
London Life (1)	135.4	17%	A
Olympus (1)	124.9	16%	A-
GRC and affiliates	35.5	5%	A++
GE Reinsurance Corporation	14.8	2%	A

(1)                                  Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

(2)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings) and AA-A (Excellent, which is the fourth highest of fifteen ratings).

Montpelier

In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”).  Montpelier Re is a Bermuda-domiciled insurance and reinsurance company that was formed with approximately $1.0 billion in capital to respond to the then favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re has initially focused on property reinsurance business. Montpelier Re is rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best. On October 15, 2002, Montpelier successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. Through holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully converted basis. As of December 31, 2003, White Mountains’ investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire an additional 4,781,572 common shares at $16.67 per share that are exercisable until December, 2011 (“Montpelier Warrants”).

Montpelier’s net written premiums totaled $778.0 million and $565.9 million and its net income was $407.1 million and $152.0 million in 2003 and 2002, respectively. Montpelier’s total assets as of December 31, 2003 and 2002 were $2.6 billion and $1.8 billion and its shareholders’ equity was $1.7 billion and $1.3 billion.

White Mountains Underwriting Limited

In December 2001, White Mountains formed WMU, an underwriting advisory company domiciled in Ireland. In June 2003, WMU established a sister company in Bermuda to handle marine and energy business.  WMU provides reinsurance underwriting advice and reinsurance portfolio analysis services to both Folksamerica and Olympus. WMU’s Irish company, a specialist in handling non-marine property treaty excess of loss classes, has expanded Folksamerica’s international profile, particularly in the United Kingdom, Continental Europe, Japan and Australia.  WMU’s Bermuda company will continue to develop the global marine and energy portfolio when it commences business in 2004.

WMU receives management fees and a profit commission on business placed with Olympus and Folksamerica. During 2003, WMU placed $173.6 million and $57.4 million of written premiums and recorded $66.0 million and $35.7 million of combined management fees and profit commissions from Olympus and Folksamerica, respectively.

Fund American Re

On December 20, 2001, Fund American Re acquired substantially all of the international reinsurance operations of the Folksam Group (“Folksam”) of Stockholm, Sweden.  Fund American Re is domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore.  Fund American Re principally writes property, liability and inland marine reinsurance for insurance companies based in the United States, Europe and Asia.  Fund American Re, which is rated “A-” (Excellent, the fourth highest of fifteen ratings) by A.M. Best, wrote $81.4 million and $62.5 million in net premiums during the years ended December 31, 2003 and 2002, respectively.  At December 31, 2003 and 2002, Fund American Re had $275.0 million and $149.9 million of total assets, respectively, and $152.0 million and $58.1 million of shareholder’s equity, respectively. During 2003, White Mountains contributed its ownership interest in the Montpelier Warrants to Fund American Re, representing a $63.1 million contribution to Fund American Re’s shareholder’s equity.

Additional Loss and Loss Adjustment Expense Information

The following information presents (1) White Mountains’ reinsurance segment’s reserve development over the preceding ten years and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2003. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2003. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

The following table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica as if the companies had been combined from their inception.  Therefore, reserve development for all years includes development on reserves established before those companies were acquired by White Mountains.

	Reinsurance Loss and LAE (1), (2), (3) Years Ended December 31,
($in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
I. Liability for unpaid losses and LAE: Gross balance	$798.4	$856.2	$981.5	$1,578.7	$1,461.3	$1,437.6	$1,210.6	$1,500.7	$1,610.6	$1,664.3	$1,808.7
Less: reins .recoverables on unpaid losses and LAE	(154.4)	(182.4)	(201.0)	(390.2)	(352.0)	(398.0)	(324.0)	(702.8)	(879.5)	(815.0)	(749.5)
Net balance	$644.0	$673.8	$780.5	$1,188.5	$1,109.3	1,039.6	$886.6	$797.9	$731.1	$849.3	$1,059.2
II. Net liability re-estimated as of:
1 year later	672.5	701.8	834.1	1,222.6	1,125.5	1,036.0	914.4	803.5	743.8	901.5	—
2 years later	706.0	748.6	855.4	1,224.6	1,108.5	1,047.8	917.4	788.5	798.3
3 years later	746.3	763.7	862.7	1,206.4	1,114.5	1,032.3	919.3	836.5
4 years later	761.3	767.0	874.9	1,214.2	1,088.7	1,027.9	956.8
5 years later	764.1	778.8	874.2	1,188.9	1,071.6	1,053.6
6 years later	772.8	779.2	844.9	1,164.9	1,089.8
7 years later	774.2	755.8	817.6	1,179.7
8 years later	756.4	736.5	830.9
9 years later	747.4	755.6
10 years later	770.4
III. Cumulative net(deficiency)/ redundancy	$(126.4)	$(81.8)	$(50.4)	$8.8	$19.5	$(14.0)	$(70.2)	$(38.6)	$(67.2)	$(52.2)	$—
Percent (deficient)/ redundant	(19.6)%	(12.1)%	(6.5)%	.7%	1.8%	(1.3)%	(7.9)%	(4.8)%	(9.2)%	(6.2)%	—%
IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	985.9	992.6	1,045.6	1,606.0	1,487.7	1,454.8	1,355.4	1,655.9	1,762.4	1,728.5	—
Less: gross re-estimated reinsurance recoverable	(215.5)	(237.0)	(214.7)	(426.3)	(397.9)	(401.2)	(398.6)	(819.4)	(964.1)	(827.0)
Net re-estimated liability	$770.4	$755.6	$830.9	$1,179.7	$1,089.8	$1,053.6	$956.8	$836.5	$798.3	$901.5	$—
V. Cumulative net amount of liability paid through:
1 year later	219.8	201.9	225.5	322.6	277.5	291.4	102.3	370.8	250.9	273.6	—
2 years later	337.3	323.4	363.6	506.7	472.0	390.6	348.9	512.9	414.0
3 years later	418.2	412.8	457.0	656.6	582.4	552.9	452.8	617.7
4 years later	481.2	474.3	542.8	774.0	680.9	626.9	552.4
5 years later	521.4	530.8	608.2	843.1	733.3	698.0
6 years later	565.8	572.7	644.1	883.1	786.5
7 years later	596.3	598.3	672.8	923.7
8 years later	618.2	616.8	704.0
9 years later	636.0	640.8
10 years later	654.8

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

(3)          Folksamerica became a wholly owned subsidiary of White Mountains during 1998.  Reserve development for the years ended 1993 through 1997 reflects development on reserves established before White Mountains consolidated Folksamerica’s results.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
(Millions)	2003	2002	2001
Statutory reserves	$1,325.9	$1,148.8	$1,002.7
Reinsurance recoverable on unpaid losses and LAE (1)	480.5	513.2	586.7
Other (2)	2.3	2.3	21.2
GAAP reserves	$1,808.7	$1,664.3	$1,610.6

(1)                                  Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)                                  Primarily represents purchase accounting adjustments made in connection with Folksamerica acquisition of PCA.

OTHER OPERATIONS

International American Group

In October 1999, White Mountains completed its acquisition of International American Group, a collection of insurance and reinsurance companies, for $86.7 million in cash. White Mountains acquired Peninsula, American Centennial and British Insurance Company through its acquisition of International American Group.

In January 2004, Folksamerica sold Peninsula, which is a Maryland-domiciled property and casualty insurer, for $23.3 million.  At December 31, 2003 and 2002 Peninsula had $60.6 million and $57.1 million of total assets and $21.7 million and $21.2 million of shareholder’s equity, respectively. For the years ended December 31, 2003, 2002 and 2001, Peninsula had $34.1 million, $29.5 million and $28.3 million net written premiums.

Delaware-domiciled American Centennial and Cayman Island-domiciled British Insurance Company are property and casualty insurance and reinsurance companies in run-off. At December 31, 2003 and 2002, American Centennial had $61.1 million and $60.9 million of total assets and $22.6 million and $26.7 million of shareholder’s equity, respectively. At December 31, 2003 and 2002, British Insurance Company had $25.7 million and $24.7 million of total assets and $5.6 million and $4.3 million of shareholder’s equity, respectively.

Esurance

Esurance, which is headquartered in San Francisco, has been a subsidiary of White Mountains since October 2000.  Esurance markets personal auto insurance directly to customers and through select online agents.  Most customer interaction with the company takes place through Esurance’s website, www.esurance.com.  Through the website, customers can get real-time quotes, compare quotes from other companies, purchase their policies, report claims and manage their accounts.

By interacting with customers through the Internet, Esurance is able to collect detailed underwriting information real-time.  This real-time access to customer information allows Esurance to continually develop and refine its own highly segmented, tiered pricing models.  Esurance’s paperless, web-enabled systems also allow the company to significantly reduce the costs typically associated with processing and verification activities.

During 2003, Esurance increased its direct written premium volume to $116.4 million, up from $52.6 million in 2002.  Substantially all of the business generated by Esurance was directly written or assumed by insurance and reinsurance subsidiaries of White Mountains.  The premium and associated losses relating to business written through Esurance are included within the results of the underwriting unit that ultimately retains the risk under the policy contracts.  Expenses associated with acquiring and servicing policy contracts are included within Esurance’s results.

In the fourth quarter of 2003, ownership of Esurance was distributed to Fund American.  Prior to that, Esurance had operated as an independent subsidiary of Folksamerica since October 2000, when Folksamerica purchased 90% of the company for $9.0 million.  During the fourth quarter of 2001, Folksamerica purchased the remaining outstanding stock for $1.4 million.

The Company and its Intermediate Holding Companies

The Company’s intermediate holding companies include Fund American and Fund American Enterprises Holdings, Inc. (“FAEH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in Barbados, Luxembourg and Bermuda.  During the fourth quarter of 2003, the Company also established new intermediate holding companies in Luxembourg and Sweden in preparation for the closing of the Sirius Insurance Group acquisition.

Fund American acquired OneBeacon on June 1, 2001.  In connection with the OneBeacon Acquisition, Fund American and FAEH entered into the following financing arrangements:

•                                          Fund American borrowed $825.0 million in June 2001 from a banking syndicate arranged by Lehman Brothers, Inc. (the “Old Bank Facility”), which has subsequently been repaid and terminated.

•                                          Fund American issued $300.0 million in face value of cumulative non-voting preferred stock to Berkshire Hathaway, Inc. (“Berkshire”) (the “Berkshire Preferred Stock”) for $225.0 million.

•                                          FAEH issued a $260.0 million seller note to Aviva (the “Seller Note”), which has subsequently been repaid.

•                                          FAEH issued $20.0 million in face value of cumulative non-voting preferred stock to Zenith Insurance Company (“Zenith”) (the “Zenith Preferred Stock”).

PENDING ACQUISITIONS

Sirius Insurance Group

On December 9, 2003, White Mountains entered into a definitive agreement with ABB to acquire the Sirius Insurance Group, an insurance and reinsurance organization based in Sweden.   The principal Sirius Insurance Group companies are Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a Bermuda-based finite reinsurer that is in runoff.  Sirius International, a Stockholm-based insurance and reinsurance company, is the largest reinsurance company in Scandinavia and has offices in Stockholm, London, Hamburg, Zurich, Belgium, and Singapore.  Sirius America, which will become a subsidiary of Folksamerica, is a U.S. insurer focused on primary insurance programs since 2000.  Sirius International and Sirius America wrote approximately $400 million and $96 million of net premiums in 2002.

The purchase price of SEK3.22 billion (approximately U.S.$445 million as of February 19, 2004) is subject to a kronor-for-kronor adjustment to the extent that the total GAAP shareholders’ equity value less intangible assets of the acquired companies as of December 31, 2003 is greater or less than SEK3.566 billion (approximately U.S.$490 million as of February 19, 2004).  The Sirius Insurance Group also has a large untaxed reserve that is considered Swedish regulatory capital (approximately $1.0 billion at December 31, 2003) upon which a deferred tax liability is required to be established under GAAP at the effective Swedish tax rate of 28%.

White Mountains expects the transaction to close in the second quarter of 2004, subject to regulatory approvals and other customary closing conditions.

Sierra Group

In December 2003, Folksamerica entered into a definitive agreement to acquire the Sierra Insurance Group companies (the "Sierra Group”), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Under the terms of the agreement,  Folksamerica will pay $74.3 million, which includes $12.3 million in cash and a $62 million purchase note, of which $58 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force as well as certain other balance sheet protections. The acquired companies’ historical net assets at December 31, 2003 were approximately $88.6 million.   White Mountains expects the transaction to close in the first or second quarter of 2004, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.

Atlantic Mutual

On December 4, 2003, OneBeacon entered into an agreement in principle to acquire the Atlantic Specialty Insurance Company, a subsidiary of Atlantic Mutual, and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book. The overall gross written premium for this book of business totals approximately $450 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission of approximately 5% on the premiums renewed by OneBeacon.  With the acquisition of this segmented middle-market business, White Mountains will start generating commercial business throughout the United States. Consummation of the transaction is anticipated to take place in the first quarter of 2004, subject to regulatory approval and other conditions.

INVESTMENTS

The investment portfolios of White Mountains’ insurance and reinsurance operations consist primarily of fixed maturity investments but also consist, in part, of short-term investments, common equity securities and other investments. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time when balanced with leverage and insurance risk considerations.  White Mountains seeks to maximize risk-adjusted returns over the long term.

The fixed maturity portfolios of White Mountains are comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (greater than 99% of such securities received a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2). Nearly all the fixed maturity securities currently held by White Mountains are publicly traded. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments.

At December 31, 2003, White Mountains’ consolidated investment portfolio consisted of $6,248.1 million (73%) of fixed maturity investments, $1,546.6 million (18%) of short-term investments and $752.8 million (9%) of common equity securities and other investments. White Mountains’ fixed maturity portfolio at December 31, 2003 consisted principally of corporate debt securities (47%), U.S. government and agency securities (34%), mortgage-backed securities (15%) and preferred equity securities, foreign government obligations and municipal bonds (4%).

White Mountains’ investment philosophy is to invest all assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income, realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with a view towards achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.  At December 31, 2003, the duration of White Mountains’ fixed maturity portfolio and short-term investments was approximately 2.8 years.

REGULATION

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC has adopted risk-based capital (“RBC”) standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains’ active insurance and reinsurance subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

As a condition of its license to do business in certain states, White Mountains’ insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which OneBeacon is required to participate.  These plans require insurers licensed within the applicable state to accept the applications for insurance policies of individuals who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse.  Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers.  The Massachusetts Commonwealth Automobile Reinsurers is one such reinsurance facility in which OneBeacon is compelled to participate.  As a result, OneBeacon could be required to underwrite policies with a higher risk of loss than it would otherwise accept.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments.  At December 31, 2003, the reserve for such assessments at OneBeacon totalled $23.9 million, of which $5.7 million related to the insolvency of Reliance Insurance Company.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit a private passenger automobile insurer’s ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state, unless the state regulators approve the company’s withdrawal plans.  State regulators may refuse to approve such plans on the grounds that they could lead to market disruption. Such laws and regulations may restrict White Mountains’ ability to exit unprofitable markets.

Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory.  For example, Massachusetts, a state where OneBeacon has a sizable presence, sets virtually all aspects of automobile insurance rates, including agent commissions. Such regulations often challenge an insurers ability to adequately price its product, which often leads to unsatisfactory underwriting results.

White Mountains’ U.S. insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture.  White Mountains investment portfolio at December 31, 2003 complied with such laws and regulations in all material respects.

One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its operating subsidiaries. Under the insurance laws of the jurisdictions under which White Mountains’ insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In a given calendar year, the insurance subsidiaries can generally dividend up to the greater of 10% of their statutory surplus at the beginning of the year or the prior year’s statutory net income without prior regulatory approval, subject to the availability of unassigned funds (the statutory accounting equivalent of retained earnings). Larger dividends generally can be paid only upon regulatory approval. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.  During 2003, OneBeacon’s first-tier insurance subsidiaries declared and paid $279 million in cash and non-cash dividends to Fund American.  OneBeacon’s first-tier insurance subsidiaries have the ability to pay dividends of approximately $330 million to Fund American in 2004 without approval of regulatory authorities.

White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains’ insurance and reinsurance subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance subsidiaries impose regulatory application and approval requirements on acquisitions of Common Shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of White Mountains’ Common Shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. A federal law enacted in 2002, the Terrorism Act, provides a “back-stop” to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry’s aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “back-stop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

Environmental cleanup of polluted waste sites is subject to both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (“PRPs”). These laws can impose liability for the entire cost of clean-up upon any responsible party, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of waste sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures at OneBeacon; however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate.

RATINGS

Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. A.M. Best currently rates OneBeacon’s and Folksamerica’s principal operating insurance subsidiaries “A” (Excellent, the third highest of fifteen ratings) and NFU and Fund American Re “A-” (Excellent, the fourth highest of fifteen ratings). White Mountains believes that strong ratings are important factors in the marketing of insurance and reinsurance products to agents and consumers and ceding companies.

EMPLOYEES

As of December 31, 2003, White Mountains employed 5,055 persons (consisting of 53 persons at the Company and its holding companies, 4,263 persons at OneBeacon, 250 persons at Folksamerica, 11 persons at WMU, 59 persons at Fund American Re, 331 persons at Esurance and 13 persons at the International American Group companies.  Management believes that White Mountains has satisfactory relations with its employees.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act.  In accordance therewith, the Company files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  These documents are available at www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC.  In addition, the Company's code of business conduct and ethics as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee, Compensation Committee and its Nominating and Governance Committee, are immediately available at www.whitemountains.com.

The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 80 South Main Street, Hanover, New Hampshire 03755, telephone number (603) 640-2200.  Additionally, all such documents are physically available at the Company’s registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

Item 2.                                                           Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. Fund American Re maintains branch offices in Stockholm, Sweden and in Singapore.  WMU maintains offices in Dublin, Ireland and Bermuda.  The home offices of OneBeacon and Folksamerica are located in Boston, Massachusetts and New York, New York, respectively, with branch offices in various cities throughout the United States.  In addition, the Company maintains a professional office in Hanover, New Hampshire which serves as its principal executive office, and an office in Guilford, Connecticut, which houses its investment and corporate finance functions.

The Company’s headquarters, registered office, principal executive office and investment and corporate finance office are leased. Fund American Re’s branch offices in Sweden and Singapore and WMU’s offices in Ireland and Bermuda are leased.  The home offices of OneBeacon and Folksamerica and most of its branch offices are leased with the exception of branch offices located in New Jersey and New York which are owned by OneBeacon.  Certain leased and owned OneBeacon office locations have been leased or subleased to Liberty Mutual in connection with the Liberty Agreement for a period of no more than three years.  Management considers its office facilities suitable and adequate for its current level of operations.

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

In December 2001, American Centennial filed for arbitration against Gerling Global International Reinsurance Company (“Gerling”), a reinsurer of American Centennial, based on Gerling’s failure to pay American Centennial amounts due under a reinsurance contract.  Gerling had requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains’ acquisition of American Centennial in 1999. A preliminary judgment was handed down in December 2003 in which the arbitrator ruled that Gerling had been harmed and they are entitled to a discount on certain amounts that it owes American Centennial under the contract. The impact of this discount is immaterial to White Mountains’ financial condition.  A final judgment handed down in January 2004 confirmed that the reinsurance contract will remain in-force.  At December 31, 2003, American Centennial had recorded $22.7 million in recoverables from Gerling under this reinsurance contract, of which $9.8 million was for losses paid by American Centennial.  Gerling has subsequently reimbursed American Centennial early in 2004 for the $9.8 million in paid recoverables. The remaining obligation on unpaid recoverables is fully collateralized.

On January 30, 2001, an action was filed in Los Angeles on behalf of Sierra National Life Insurance Holdings , Inc. (“Sierra Holdings”, which is not related to the Sierra Group, as previously defined), a dissolved corporation in which White Mountains holds an interest, against Credit Lyonnais, S.A. and other parties who were the successful bidders for the assets of Executive Life Insurance Company (“ELIC”), a California insurer, in the 1991 sale of those assets conducted by the California Commissioner of Insurance.  Sierra Holdings alleges that defendants’ acquisition violated both federal and state law and that, but for defendants’ wrongful acts, it would have been chosen to purchase ELIC’s assets.  Credit Lyonnais, S.A. and certain of the other defendants plead guilty to criminal charges associated with their acquisition of ELIC.  The case is currently in active discovery but no trial date has yet been set.

In August 2000, Aramarine Brokerage, Inc. (“Aramarine”), a former insurance broker of OneBeacon’s, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine.  The suit originally claimed $410 million in compensatory damages for lost commissions, although Aramarine has recently reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct, has filed a motion for summary judgment and intends to vigorously defend the lawsuit.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

Item 5.                                                           Market for the Company’s Common Equity and Related Shareholder Matters

As of February 24, 2004, there were 425 registered holders of Common Shares of the Company, par value $1.00 per share.

During each of 2003 and 2002 the Company declared and paid cash dividends on Common Shares of $1.00 per Common Share.  The Company’s dividend payment policy provides for an annual dividend payable in the first quarter of each year, dependent on the Company’s financial position and the regularity of its cash flows.

Common Shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH).  The quarterly range of the daily closing price for Common Shares during 2003 and 2002 is presented below:

	2003		2002
	High	Low	High	Low
Quarter ended:
December 31	$461.00	$413.00	$334.50	$284.50
September 30	416.75	362.00	340.00	285.00
June 30	420.50	340.00	378.00	316.50
March 31	340.00	311.70	352.98	326.50

Item 6.                                                           Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2003, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2003		2002		2001 (a)	2000 (b)	1999 (c)
Income Statement Data:
Revenues	$3,806		$4,212		$3,234	$851	$548
Expenses	3,434		4,093		3,662	493	418
Pretax earnings (loss)	372		119		(428)	358	130
Income tax (provision) benefit	(127)		(11)		179	(43)	(42)
Accretion and dividends on preferred stock of subsidiaries	(21	)(l)	(41)		(23)	—	—
Equity in earnings (loss) of unconsolidated affiliates	57		14		1	(2)	20
Net income (loss) from continuing operations	281		81		(271)	313	108
Net income from discontinued operations	—		—		—	95	13
Cumulative effect of changes in accounting principles	—		660	(k)	—	—	—
Extraordinary gains	—		7		12	—	—
Net income (loss)	$281		$748		$(259)	$408	$121
Net income (loss) from continuing operations per share:
Basic	$26.48		$7.47		$(86.52)	$53.08	$19.25
Diluted	$23.63		$6.80		$(86.52)	$52.84	$17.66
Balance Sheet Data:
Total assets	$14,971		$16,034		$16,610	$3,545	$2,049
Short-term debt	—		33		358	—	4
Long-term debt	743		760		767	96 (d)	203
Deferred credits	—		—	(k)	683 (e)	92	101	(f)
Convertible preference shares	—		219		—	—	—
Mandatorily redeemable preferred stock of subsidiaries	195	(l)	181		170	—	—
Common shareholders’ equity (g)	2,979		2,408		1,445	1,046	614
Book value per share (h)	$293.15		$254.52		$160.36	$177.07	$103.32
Fully converted tangible book value per share (i)	$291.27		$258.82		$225.81	$187.65	$120.23
Share Data:
Cash dividends paid per Common Share	$1.00		$1.00		$1.00	$1.20	$1.60
Ending Common Shares (000’s)	9,007		8,351		8,245	5,880	5,946
Ending equivalent Common Shares (000’s)(j)	1,775		2,455		1,803	81	—
Ending Common and equivalent Common Shares (000’s)	10,782		10,806		10,048	5,961	5,946

(a)          Includes the acquisition of OneBeacon on June 1, 2001 and its results of operations from that date through December 31, 2001.  In connection with the OneBeacon Acquisition, White Mountains issued $1,085 million in debt.  White Mountains also issued preferred stock of subsidiaries, warrants to acquire Common Shares and Convertible Preference Shares for total proceeds of $758 million.

(b)         Includes the acquisitions of PCA and Risk Capital as well as the gain on the sale of White Mountains Holdings, Inc., which controlled a substantial portion of White Mountains’ holdings in Financial Security Holdings, Ltd. (“FSA”), to Dexia S.A.

(c)          Includes gains resulting from the sale of Valley Group, Inc. (“VGI”) and the sale of substantially all the mortgage banking assets of White Mountains Services Corporation.

(d)         Reflects a significant repayment of debt by Folksamerica during 2000.

(e)          Deferred credits added during 2001 resulted from the purchase of OneBeacon.  See Note 2.

(f)            Deferred credits added during 1999 resulted principally from the purchase of the International American Group.

(g)         Reflects an increase in common shareholders’ equity in 2001 resulting from capital raising activities undertaken in connection with the OneBeacon Acquisition.  See Note 2.  Also reflects an increase in shareholders’ equity in 2002 resulting from the recognition of $660 million in net deferred credits as a result of a change in accounting principles. See Note 1.

(h)         Includes the dilutive effects of outstanding options and warrants to acquire Common Shares.

(i)             Book value per share plus unamortized deferred credits less goodwill per Common and equivalent Common Share.  The 2002 fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent Common Shares.

(j)             Includes outstanding convertible preference shares, options and warrants to acquire Common Shares.

(k)          In accordance with its adoption of Statement of Financial Accounting Standard No. 141, the Company recognized all of its outstanding deferred credits on January 1, 2002. See Note 1.

(l)             In accordance with its adoption of the presentation provisions of Statement of Financial Accounting Standard No. 150, on July 1, 2003,  the Company reclassified its outstanding mandatorily redeemable preferred stock from mezzanine equity to liabilities on its balance sheet and, beginning in the third quarter of 2003, White Mountains began presenting all accretion and dividends on its mandatorily redeemable preferred stock as interest expense. See Note 1.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within the following discussion, references made to OneBeacon’s operations relating to periods prior to the OneBeacon Acquisition have been made solely to illustrate significant trends and changes in OneBeacon’s business that have occurred post-acquisition.  White Mountains’ reported results for periods prior to June 1, 2001 did not include the financial results of OneBeacon.

The following discussion contains “forward-looking statements”. White Mountains intends statements which are not historical in nature, and are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See "FORWARD-LOOKING STATEMENTS" for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

White Mountains ended 2003 with a fully converted tangible book value per Common Share of $291.27.  This represents an increase of 13% (including dividends) over the fully converted tangible book value per Common Share of $258.82 as of December 31, 2002, which represented an increase of 15% over the fully converted tangible book value per Common Share of $225.81 as of December 31, 2001.  White Mountains’ management believes that the growth in fully converted tangible book value per common share represents a measure of value created at the Company over time that is more relevant than traditional GAAP measurements.  A table showing the details of White Mountains’ fully converted tangible book value per common and equivalent share can be found on page 53.

Review of Consolidated Results

White Mountains reported pre-tax income of $372.3 million for 2003, which represents a $252.9 million increase over the result for 2002 of $119.4 million.  This was primarily due to the strong underwriting performance at OneBeacon and Folksamerica, as the GAAP combined ratios for 2003 of these businesses have improved by 9 and 5 points, respectively, over 2002.  The following items impacted White Mountains’ pre-tax results for 2003:

•                  $98 million net reserve increase for construction defect claims as part of the review of all claims recalled from Liberty Mutual by OneBeacon;

•                  $30 million release of a liability for New York assigned risks at OneBeacon as future assignments have been mitigated by OneBeacon’s successful LAD operation, AutoOne Insurance;

•                  $50 million in gains (included in other revenue) in 2003 on the sale of several real estate properties previously written-off under purchase accounting for OneBeacon, compared to $16.6 million in 2002;

A tabular summary of White Mountains’ consolidated financial results for the years ended December 31, 2003, 2002 and 2001 follows:

	Year Ended December 31,
Millions	2003	2002	2001

Gross written premiums	$3,899.0	$4,421.6	$2,955.0
Net written premiums	$3,007.7	$3,293.5	$2,365.4

Revenues
Earned insurance and reinsurance premiums	$3,137.7	$3,576.4	$2,656.1
Net investment income	290.9	366.0	284.5
Net realized investment gains	162.6	156.0	173.1
Amortization of deferred credits and other benefits	—	—	91.6
Other revenue	215.4	113.7	29.1
Total revenues	3,806.6	4,212.1	3,234.4
Expenses
Losses and LAE	2,138.1	2,638.2	2,493.9
Insurance and reinsurance acquisition expenses	611.6	806.3	531.0
Other underwriting expenses	363.3	403.9	436.3
General and administrative expenses	201.8	92.7	40.2
Accretion of fair value adjustment to loss and LAE reserves	48.6	79.8	56.0
Interest expense - debt	48.6	71.8	45.7
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	22.3	—	—
Share appreciation expense for Series B Warrants	—	—	58.8
Total expenses	3,434.3	4,092.7	3,661.9
Pretax income (loss)	372.3	119.4	(427.5)
Tax benefit (provision)	(127.6)	(11.7)	179.2
Accretion and dividends on mandatorily redeemable preferred stock of subsidiaries	(21.5)	(40.9)	(23.2)
Equity in earnings of unconsolidated affiliates	57.4	14.0	.4
Net income (loss) before accounting changes and extraordinary items	280.6	80.8	(271.1)
Cumulative effect of changes in accounting principles	—	660.2	—
Excess of fair value of acquired net assets over cost	—	7.1	16.6
Loss on early extinguishment of debt	—	—	(4.8)
Net income (loss)	280.6	748.1	(259.3)
Other comprehensive income (loss)	79.0	202.3	(42.5)
Comprehensive net income (loss)	$359.6	$950.4	$(301.8)

White Mountains’ total revenues decreased by 10% in 2003 compared to 2002, as an increase in earned reinsurance premiums at Folksamerica was more than offset by a decrease in earned insurance premiums at OneBeacon as a result of the business transferred to Liberty Mutual under the Liberty Agreement.  The residual effects of the Liberty Agreement will continue to decrease OneBeacon’s earned insurance premiums in 2004.  However, this decrease is expected to be more than offset by new premiums generated as a result of the Atlantic Mutual Transaction. Total revenues in 2003 were also impacted by decreased net investment income due to the runoff of loss reserves from OneBeacon’s non-core business as well as the reduced interest rate environment.  The decline in total revenues in 2003 was partially offset by an increase in other revenues, primarily as a result of $50 million in gains recorded during 2003 related to the sale of several real estate properties previously written-off under purchase accounting for OneBeacon and a $30 million increase in 2003 over 2002 in fees and commissions for business placed by WMU.  The large increase in total revenues from 2001 to 2002 resulted primarily from the OneBeacon Acquisition, which contributed $2,870.9 million in earned premiums for the year ended December 31, 2002 and $2,208.2 million for the seven months ended December 31, 2001.

Total expenses decreased by 16% in 2003 as compared to 2002, as loss and LAE, as well as insurance acquisition and other underwriting expenses, continued to decrease at OneBeacon as a result of improved underwriting performance on its core businesses and as the non-core business runs-off through the Liberty Agreement.  In addition, interest expense on debt decreased to $48.6 million in 2003 from $71.8 million in 2002 as a result of the repayment of the $260.0 million Seller Note in November 2002 and the issuance of the $700.0 million Senior Notes in May 2003 at a rate of 5.9% interest, which replaced the Old Bank Facility that had an interest rate of 7.0%, after giving effect to a series of interest rate swap agreements.  Also contributing to the decrease in expenses was a decrease in the accretion of the fair value adjustment to the reserves acquired as part of the OneBeacon Acquisition.  This accretion will continue to decrease as those acquired reserves are paid over time. Partially offsetting these expense decreases was an increase in general and administrative expense of $109.1 million in 2003 over 2002.  This increase in general and administrative expenses was primarily related to share-based compensation expense at the holding company level, as a result of the run-up in the market price of Common Shares over the year resulting from the above-target performance of White Mountains in 2003. White Mountains expenses its full cost of all incentive compensation programs.  This expense in spread amongst loss and lae, other underwriting expense and general and administrative expense for White Mountains insurance’ and reinsurance operating subsidiaries, depending upon the function of the employees being compensated, and it is entirely included in general and administrative expenses in Other Operations.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (i) “OneBeacon” (consisting solely of the operations of OneBeacon), (ii) “Reinsurance” (consisting of Folksamerica, WMU, Fund American Re and White Mountains’ investment in Montpelier) and (iii) “Other Operations” (consisting of the International American Group and the operations of the holding companies). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC (“WM Advisors”), therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 13 to the Consolidated Financial Statements.

OneBeacon

A tabular summary of White Mountains’ financial results from its OneBeacon segment for the twelve months ended December 31, 2003 and 2002 and the seven months ended December 31, 2001 follows:

	Year Ended December 31,
Millions	2003	2002	2001

Gross written premiums	$2,358.0	$3,351.6	$2,279.3
Net written premiums	$2,004.0	$2,522.8	$1,878.2

Earned insurance and reinsurance premiums	$2,183.4	$2,870.9	$2,208.2
Net investment income	233.9	314.0	228.4
Net realized investment gains	127.1	113.0	183.1
Other revenue	90.5	14.4	—
Total revenues	2,634.9	3,312.3	2,619.7

Losses and LAE	1,493.8	2,131.3	2,073.8
Insurance and reinsurance acquisition expenses	394.9	629.1	403.2
Other underwriting expenses	258.7	329.2	377.9
General and administrative expenses	67.6	22.4	30.6
Interest expense on debt	.3	—	—
Total expenses	2,215.3	3,112.0	2,885.5
Pretax earnings (loss)	$419.6	$200.3	$(265.8)

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s core underwriting units and in total for the years ended December 31, 2003, 2002, and 2001:

Twelve Months Ended December 31, 2003

	Personal	Commercial	Specialty	Total Core	Total
GAAP Ratios (1):
Loss and LAE	61%	61%	59%	60%	68%
Expense	26%	34%	32%	30%	30%
Total Combined	87%	95%	91%	90%	98%

Dollars in millions
Net written premiums	$942.2	$426.7	$499.9	$1,868.8	$2,004.0
Earned insurance premiums	$975.4	$432.0	$487.4	$1,894.8	$2,183.4

Twelve Months Ended December 31, 2002

	Personal	Commercial	Specialty	Total Core	Total
GAAP Ratios (1):
Loss and LAE	70%	67%	62%	68%	74%
Expense	26%	33%	32%	29%	33%
Total Combined	96%	100%	94%	97%	107%

Dollars in millions
Net written premiums	$1,092.1	$454.6	$449.7	$1,996.4	$2,522.8
Earned insurance premiums	$1,015.5	$527.4	$420.1	$1,963.0	$2,870.9

Twelve Months Ended December 31, 2001

	Personal	Commercial	Specialty	Total Core	Total
GAAP Ratios (1):
Loss and LAE	84%	92%	68%	85%	88%
Expense	27%	37%	34%	32%	35%
Total Combined	111%	129%	102%	117%	123%

Dollars in millions
Net written premiums	$857.0	$678.4	$390.6	$1,926.0	$3,466.9
Earned insurance premiums	$893.0	$756.7	$377.0	$2,026.7	$3,945.0

(1)                                  A key measure of relative performance for an insurance company is the combined ratio.  A GAAP combined ratio is calculated by adding (i) the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and (ii) the ratio of acquisition and other underwriting expenses to earned premiums (the “expense ratio”).

OneBeacon Results  - Year Ended December 31, 2003 versus Year Ended December 31, 2002

Overview

OneBeacon’s pre-tax income for 2003 was $419.6 million, compared to pre-tax income of $200.3 million for 2002 and its GAAP combined ratio was 98% for 2003 compared to 107% for 2002.   All of OneBeacon’s ongoing businesses, its “core” operations of personal, commercial, and specialty businesses, delivered combined ratios below 100% in 2003 and, in the second half of 2003, its core premiums grew for the first time since the OneBeacon Acquisition. OneBeacon’s run-off business, its “non-core” operations, continued to shrink as the Liberty Agreement expired on October 31, 2003 and OneBeacon did not exercise its option to take a 10% quota share for the next three years.

OneBeacon’s total revenues for 2003 declined by 20% compared to 2002, due principally to a 24% decline in earned premiums.  The decline in earned premiums was due primarily to a reduction in premiums assumed under the Liberty Agreement.  Total revenues for 2003 were also impacted by a 26% decrease in net investment income due to the runoff of loss reserves from OneBeacon’s non-core business as well as the reduced interest rate environment.  Other revenues increased significantly in 2003 due mainly to fee revenue generated by New Jersey Skylands Management LLC and certain consolidated limited partnerships.

OneBeacon’s total expenses for 2003 declined by 29% compared to 2002, primarily as a result of reduced premium writings and improved underwriting performance.  Total expenses in 2003 include a net $145.2 million reserve increase in OneBeacon’s non-core operations, primarily related to prior year construction defect claims, that was partially offset by an approximate $30 million release of the New York assigned risk liability.  General and administrative expenses increased significantly in 2003 due mainly to expenses generated by New Jersey Skylands Management LLC and certain consolidated limited partnerships.

During the fourth quarter of 2003, OneBeacon sold one of its subsidiaries, National Farmers Union Standard Insurance Company (“NFU Standard”), for $22.4 million and recognized a $8.7 million gain on the sale though other revenues.

Core Underwriting Results

Core operations consist of personal and commercial lines sold through agents in the Northeast, and specialty businesses underwritten in various geographic areas throughout the United States. Core operations do not include business transferred to Liberty Mutual through the Liberty Agreement and certain other operations in run-off.

OneBeacon’s GAAP combined ratio for core operations improved to 90% in 2003 from 97% in 2002, primarily from improved loss ratios.  Expense ratios for 2003 were relatively consistent with 2002.  The 2003 expense ratio was favorably impacted by the release of $30.0 million of the New York assigned risk liability, while the 2002 expense ratio was favorably impacted by a pre-tax gain of $35.1 million from the curtailment of OneBeacon’s pension and retiree medical plan.   Net written premiums and earned premiums for core operations were down 6% and 3% in 2003 as compared to 2002, primarily as a result of continued efforts to re-underwrite the Massachusetts automobile and New York commercial lines books, offset in part by price increases and new business generated by OBPP.

Personal Lines.    Throughout its personal lines business, OneBeacon has focused on improving its underwriting and pricing. During 2003, OneBeacon continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line.  As a result, OneBeacon achieved average price increases of 2% and 16% in automobile and homeowners, respectively, in 2003.

OneBeacon’s core personal lines written premium volume for 2003 decreased 14% from 2002, primarily due to re-underwriting efforts such as actions to reduce exposure to windstorms on total insured property values located in coastal areas.   Also contributing to the decrease were declines in written premium relating to the transfer of OneBeacon’s private passenger automobile business in New Jersey to New Jersey Skylands Insurance Association in 2002 and lower premiums at AutoOne Insurance, offset partially by increased writings from Esurance.  AutoOne Insurance’s written premium volume was lower in 2003 primarily as a result of lower assignments from the NYAIP, partially offset by the sale of takeout credits under the NYAIP’s credit programs.

OneBeacon’s core personal lines expenses for 2003 include the impact of a $30.0 million reduction in a liability for New York assigned risks, which reduced the core personal lines combined ratio by 3 points for 2003.  The release of this liability resulted from changes in the New York assigned risk market, including a depopulation of the assigned risk pool and favorable revisions to the structure of credit programs.  Additionally, during 2003, AutoOne Insurance’s prior year reserves developed favorably by $17.2 million, representing a reduction of 2 points in the personal lines combined ratio for 2003.

Commercial Lines.  Commercial lines results improved during 2003 due to the positive impact of underwriting and pricing initiatives.  Re-underwriting the commercial book has resulted in average price increases of 11% for business written during 2003.  Commercial lines results were also improved by changes in business mix away from historically less profitable business lines such as workers compensation.  Additionally, OneBeacon continued to shift away from certain classes of risks within its business lines that have historically been less profitable, such as contractors, transportation and non-durable wholesalers, to more profitable industry segments, such as service providers, retailers and light manufacturers.  The improvement was mitigated by adverse development on prior year reserves of $13.1 million in connection with the run-off of old workers compensation and contractor business, which added 3 points to the commercial lines combined ratio for 2003.

OneBeacon’s core commercial lines written premium volume for 2003 decreased 6% from 2002, primarily due to the continued effects of actions taken to reduce the concentration of risks subject to terrorism, such as reducing total insured values in 11 major cities, and reductions in workers compensation writings.

Management has been pleased with the changes that it has implemented in OneBeacon’s commercial lines business since the OneBeacon Acquisition and is now beginning to shift its focus from shrinking the business to profitable growth. Consequentially, on December 4, 2003, OneBeacon entered into an agreement in principle to acquire the Atlantic Specialty Insurance Company, a subsidiary of Atlantic Mutual, and the renewal rights to Atlantic Mutual’s commercial insurance business.  Upon consummation of the acquisition of this segmented middle-market business, OneBeacon will start underwriting commercial business throughout the United States, bringing the best of Atlantic Mutual’s and OneBeacon’s commercial products, services and people to the market.

Specialty Lines.  Overall results for specialty businesses continue to be good.  During 2003, OneBeacon wrote specialty lines premiums of $499.9 million, representing an 11% increase as compared to $449.7 million written during 2002.  Written premiums for 2003 included $125.7 million from IMU, representing an increase of 15% over 2002.  Written premiums from Agri declined to $84.0 million in 2003, a decrease of 18% as compared to 2002, resulting from an exit from several states.  Specialty lines written premium also included $169.0 million from NFU in 2003, representing an increase of 2% compared to 2002.  Written premiums for 2003 included $68.7 million from OBPP, which were primarily for excess errors and omissions liability coverages for mid-size hospitals and managed care companies and excess directors and officers liability coverages for middle market public companies.  Written premiums from other specialty products were relatively flat in 2003 as compared to 2002.

Non-core Operations

Non-core operations include the business subject to the reinsurance provisions of the Liberty Agreement.  Written premiums for Non-core operations were $135.2 million in 2003, a decrease of 74% compared to 2002, as written premiums on business subject to the Liberty Agreement decreased to $130.4 million in 2003 from $496.7 million in 2002.  This decrease was due primarily to the change in OneBeacon’s share of the underwriting results under the Liberty Agreement from two-thirds to one-third and also a decline in renewals of policies subject to the Liberty Agreement.  As further described below, non-core results also included prior accident year reserve development of $145.2 million during 2003, of which $97.7 million related to construction defect claims which emerged from commercial multiple peril and general liability coverages written in the 1990s and $12.0 million related to a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) that was settled through an arbitration decision during 2003.

Pursuant to the Liberty Agreement, Liberty Mutual assumed control of OneBeacon’s claims offices in the regions subject to the Liberty Agreement and was responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which renewed in those regions since that date. As previously discussed, effective July 11, 2003, the servicing agreement with Liberty Mutual was amended and OneBeacon took back substantially all remaining outstanding claims related to policies written prior to the Liberty Agreement.  During the second quarter of 2003, OneBeacon claims and actuarial personnel noticed an unusual spike in case reserves related to the policies taken back from Liberty Mutual.  As a result, OneBeacon claims and actuarial personnel undertook a study to determine the cause of the increase.  This study, which was completed in the third quarter of 2003, indicated that most of the increase in activity was due to differences in case reserving philosophies between

OneBeacon’s and Liberty’s claims adjusters, such as the identification and coding of construction defect claims.  However, the study also indicated that some of the increase in activity related to an increase in the severity of construction defect claims stemming from increased litigation and resulting adverse court decisions.  As a result, OneBeacon recorded an increase for construction defect claim reserves of $97.7 million in the third quarter of 2003. See page 11 for further background on construction defect claims.

OneBeacon Results - Year Ended December 31, 2002 versus Seven Months Ended December 31, 2001

Overview

OneBeacon’s pre-tax income for 2002 was $200.3 million, compared to pre-tax loss of $265.8 million for the seven months ended December 31, 2001.  OneBeacon’s results for the year ended December 31, 2002 improved from those for the seven months after the date of the OneBeacon Acquisition, mainly due to improved pricing and other market conditions, mild weather and actions taken post-acquisition to improve the business.  The results for the seven months ended December 31, 2001 included $75.0 million in losses from the Attacks.  Total revenues and total expenses for 2002 increased by 26% and 8% over 2001, primarily as a result of the inclusion of a full year of OneBeacon’s results in 2002, versus the seven months in 2001 after the OneBeacon Acquisition.  A full year over year comparison of OneBeacon’s total revenues and total expenses showed a 33% and 36% decrease in 2002 from all of 2001, which is principally due to the decrease in business volume resulting from the Liberty Agreement.

OneBeacon’s total GAAP combined ratio, including non-core business, was 107% for the year ended December 31, 2002 compared to 123% for all of 2001 (which included approximately 3 points as a result of the Attacks).  Net written premiums and earned premiums on OneBeacon’s total business were down to $2.5 billion and $2.9 billion, respectively, in 2002 from $3.5 billion and $3.9 billion, respectively, for all of 2001, as premiums from non-core operations continued to run-off.

Core Underwriting Results

OneBeacon’s GAAP combined ratio for core operations improved to 97% for 2002, compared to 117% for all of 2001.  Net written premiums and earned premiums for core operations were both $2.0 billion for the year ended 2002 and $1.9 billion and $2.0 billion, respectively, for all of 2001, as price increases were offset by reductions in volume necessary to re-underwrite the book and reduce exposure to catastrophe claims.

Personal Lines.    OneBeacon improved premium adequacy in 2002 through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line.  As a result, OneBeacon achieved price increases of 19% and 22% in automobile and homeowners, respectively, during 2002, compared with increases of 4% and 7% in 2001.  OneBeacon’s personal lines written premium volume from core operations for 2002 increased 27% as compared to all of 2001 due primarily to new business produced by AutoOne Insurance.  Excluding AutoOne Insurance written premium and LAD servicing fees, written premium volume decreased 9% from written premium for all of 2001.  This decrease was due to actions to reduce exposure to windstorms on property located in coastal areas, a decision to reduce exposure to the private passenger automobile business in Massachusetts due to unfavorable market conditions and the formation of a reciprocal insurance carrier in New Jersey.

Commercial Lines.   Commercial lines results significantly improved in 2002 due to the positive impact of underwriting and pricing initiatives as well as good weather.  However, they fell short of OneBeacon’s target due to the effects of large losses and a significant decrease in OneBeacon’s premium base. Premium written for 2002 decreased 33% from all of 2001 primarily due to actions to reduce the concentration of risks subject to terrorism exposure, as well as continued efforts to re-underwrite the commercial book, terminate underperforming accounts and agencies and tighten credit terms toward market standards. The GAAP combined ratio for 2001 includes approximately 13 points of losses attributable to the Attacks.  Price increases of 21% were achieved for business written during 2002 as compared to 16% for all of 2001.

Specialty Lines.  Overall results for specialty businesses in 2002 were excellent as compared to 2001, as written premiums grew due to rate increases, favorable weather conditions, high renewal retentions and new business.  During 2002, OneBeacon wrote Specialty lines premiums of $449.7 million, a 15% increase as compared to $390.6 million written during all of 2001.  The 2002 written premium included $109.0 million from IMU and $103.0 million from Agri, representing 18% and 11% increases in written premium, respectively, as compared to all of 2001. 2002 written premium also included $165.5 million from NFU, representing a 2% decrease in written premium compared to all of 2001.  Specialty lines written premium also included $28.7 million of new written premiums during 2002 from OBPP, which commenced operations in February 2002.

Non-core Operations

Results for OneBeacon’s non-core businesses during 2002 were worse than expected.  Written premiums decreased to $526.4 million in 2002, from $1.6 billion for all of 2001.  For 2002, written premiums on business subject to the Liberty Agreement decreased to $496.7 million from $1.4 billion for all of 2001.  In 2002, OneBeacon also recognized a $22.8 million pretax write-off of deferred acquisition costs associated with its business subject to the Liberty Agreement.

Reinsurance

White Mountains’ Reinsurance segment consists of Folksamerica, WMU, Fund American Re and White Mountains’ investment in Montpelier.  Pre-tax income for White Mountains’ Reinsurance segment was $192.6 million in 2003, compared to $165.5 million in 2002 and a pre-tax loss of $46.1 million in 2001.  Pre-tax income included net realized investment gains of $40.3 million in 2003, versus $88.3 million in 2002 and $23.9 million in 2001. Net realized investment gains in 2003 and 2002 included $32.5 million and $58.0 million, respectively, from the Montpelier Warrants.  A tabular summary of White Mountains’ financial results from its Reinsurance segment for the years ended December 31, 2003, 2002 and 2001 follows:

Millions	Folksamerica	WMU	Fund American Re(1)	Montpelier Warrants(1)	Total
Year ended December 31, 2003

Gross written premiums	$1,411.0	$—	$88.8	$—	$1,499.8
Net written premiums	$889.2	$—	$81.4	$—	$970.6

Earned insurance and reinsurance premiums	$844.3	$—	$78.3	$—	$922.6
Net investment income	50.9	.1	3.2	—	54.2
Net realized investment gains (losses)	11.0	(2.0)	(1.2)	32.5	40.3
Other revenue	2.9	66.3	6.3	—	75.5
Total revenues	909.1	64.4	86.6	32.5	1,092.6
Losses and LAE	567.6	—	52.8	—	620.4
Insurance and reinsurance acquisition expenses	180.1	—	16.9	—	197.0
Other underwriting expenses	56.4	—	4.6	—	61.0
General and administrative expenses	9.8	4.9	4.9	—	19.6
Interest expense on debt	2.0	—	—	—	2.0
Total expenses	815.9	4.9	79.2	—	900.0
Pretax income	$93.2	$59.5	$7.4	$32.5	$192.6

Millions	Folksamerica	WMU	Fund American Re(1)	Montpelier Warrants(1)	Total
Year ended December 31, 2002

Gross written premiums	$965.3	$—	$69.7	$—	$1,035.0
Net written premiums	$678.7	$—	$62.5	$—	$741.2

Earned insurance and reinsurance premiums	$620.5	$—	$55.3	$—	$675.8
Net investment income	50.8	—	1.9	—	52.7
Net realized investment gains (losses)	29.3	(.6)	1.6	58.0	88.3
Other revenue	11.7	35.7	6.2	—	53.6
Total revenues	712.3	35.1	65.0	58.0	870.4
Losses and LAE	431.9	—	46.9	—	478.8
Insurance and reinsurance acquisition expenses	147.5	—	13.6	—	161.1
Other underwriting expenses	40.2	—	2.2	—	42.4
General and administrative expenses	12.0	4.0	4.6	—	20.6
Interest expense on debt	2.0	—	—	—	2.0
Total expenses	633.6	4.0	67.3	—	704.9
Pretax income (loss)	$78.7	$31.1	$(2.3)	$58.0	$165.5

Year ended December 31, 2001

Gross written premiums	$642.4	$—	$—	$—	$642.4
Net written premiums	$458.9	$—	$—	$—	$458.9

Earned insurance and reinsurance premiums	$421.5	$—	$—	$—	$421.5
Net investment income	45.6	—	.5	—	46.1
Net realized investment gains	23.9	—	—	—	23.9
Amortization of deferred revenue and other benefits	14.1	—	—	—	14.1
Other revenue	3.2	—	—	—	3.2
Total revenues	508.3	—	.5	—	508.8
Losses and LAE	385.0	—	.4	—	385.4
Insurance and reinsurance acquisition expenses	124.6	—	—	—	124.6
Other underwriting expenses	31.4	—	—	—	31.4
General and administrative expenses	12.6	.3	.2	—	13.1
Interest expense	.4	—	—	—	.4
Total expenses	554.0	.3	.6	—	554.9
Pretax loss	$(45.7)	$(.3)	$(.1)	$—	$(46.1)

(1) The Montpelier Warrants were contributed to Fund American Re by one of the Company’s intermediate holding companies on October 1, 2003.  During the fourth quarter of 2003, Fund American Re recognized a $27.4 million realized gain on the Montpelier Warrants, which for purposes of this presentation has been excluded from its results and presented in the Montpelier Warrants column. Fund American Re’s actual reported pretax income, including the Montpelier Warrants, was $34.8 million for the year ended December 31, 2003.

Folksamerica.    The following table provides GAAP combined ratios for Folksamerica for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
GAAP ratios:
Loss and LAE	67%	70%	91%
Expense	28%	30%	37%
Total Combined	95%	100%	128%

Folksamerica Results - Year Ended December 31, 2003 versus Year Ended December 31, 2002

Folksamerica’s GAAP combined ratio improved to 95% for 2003, from 100% for 2002. The improvement in Folksamerica’s combined ratio resulted primarily from more favorable terms and conditions in the reinsurance marketplace, and fewer catastrophe losses affecting Folksamerica in 2003 as compared to 2002. The GAAP combined ratio for 2002 included three points of catastrophe losses, mainly due to $9.7 million of additional losses related to the Attacks and $6.6 million of net incurred losses related to European floods during 2002.

Folksamerica’s gross written premiums increased 46% from 2002 to 2003, while net written premiums increased 31% and earned premiums increased 36%. The increases in net written and earned premiums were due to increased pricing on Folksamerica’s expiring and renewed contracts, increased shares on renewed contacts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers.  Folksamerica expects that favorable terms and conditions will continue in most classes of business, however, increasing competition may begin to adversely impact the current favorable environment.  Also contributing to the increase in net written premiums was Folksamerica’s relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, to Olympus.  During 2003, Folksamerica ceded $449.1 million in written premiums and $107.0 million in losses and LAE to Olympus.  The additional capacity provided by the quota share relationship with Olympus and the $400.0 million cash contribution Folksamerica received from OneBeacon in December 2001 enhanced Folksamerica’s ability to provide significant reinsurance capacity, resulting in the increases described above.

Folksamerica experienced approximately $46 million of unfavorable loss reserve development during 2003, primarily due to strengthening of A&E reserves and reserves on Risk Capital casualty lines.  Folksamerica’s 2003 loss development for A&E exposures was due to the completion of a detailed A&E market share study. This study compared Folksamerica’s share of industry paid losses to estimated industry carried reserves and resulted in Folksamerica increasing its IBNR by approximately $25 million.

Folksamerica’s loss and LAE also included income from the amortization of deferred gains on retroactive reinsurance provided by the Imagine Cover of $8.2 million and $8.5 million during 2003 and 2002.  The reinsurance benefits for adverse development on prior years’ reserves are deferred and recognized into income over the expected settlement period of the underlying claims.  The amounts ceded and deferred under the retroactive portion of this contract totaled $5.0 million and $21.7 million during 2003 and 2002.  As of December 31, 2003, the entire $115.0 million limit on this contract was fully utilized.

As a result of the renewal rights agreement with CNA Re, Folksamerica entered into reinsurance contracts that resulted in written premiums of approximately $95 million through January 1, 2004.  These premiums will be recorded as revenue as they are earned.

Folksamerica Results - Year Ended December 31, 2002 versus Year Ended December 31, 2001

Folksamerica’s GAAP combined ratio improved to 100% for 2002, from 128% for 2001 (which included twelve points of catastrophe losses, including approximately six points as a result of the Attacks). The GAAP combined ratio for 2002 included three points of catastrophe losses, mainly due to $9.7 million of additional losses related to the Attacks and $6.6 million of net incurred losses related to European floods during the third quarter of 2002.

Aside from the lower level of incurred catastrophe losses, the improvement in Folksamerica’s 2002 results was attributable to the continuing positive trends in reinsurance pricing, terms and conditions that began before, and became more dramatic after, the Attacks.

Folksamerica’s net written and earned premiums were $678.7 million and $620.5 million for 2002, respectively, representing an approximately 48% and 47% increase over 2001.  The reasons for the increase in net written and earned premiums in 2002 were similar to those described above for the corresponding increases in 2003.  Additionally, during 2002 Folksamerica recorded $11.7 million of other revenues, of which $7.3 million related to PCA.

Folksamerica’s 2002 losses and LAE include $6.6 million, net of reinstatement premiums, related to European Floods during the third quarter of 2002 as well as $9.7 million of additional losses related to the Attacks.  These catastrophe losses accounted for 3 points of Folksamerica’s GAAP combined ratio of 100% for 2002.  Folksamerica’s losses and LAE for 2002 included $17.0 million related to prior accident years.  This prior year development consisted primarily of (i) additional losses of $9.7 million relating to the Attacks, (ii) additional losses of $7.3 million from aviation insurance coverage, in relation to the Risk Capital business, (iii) reserve additions relating to asbestos and environmental losses of $11.4 million, (iv) $3.5 million of adverse development relating to the remaining business from the USF Re acquisition, offset by (v) $17.0 million of net income recorded during the first quarter from the reversal of an allowance for doubtful reinsurance recoveries related to PCA.  These losses, with exception of the those relating to the Attacks, were covered under the Imagine Cover, and were partially offset by amortization of the deferred gain related to retroactive reinsurance (see below).

During 2001, Folksamerica recorded gross losses from the Attacks of approximately $104.0 million, or approximately $25.0 million net of reinsurance recoverables and reinstatement costs.  This loss represented approximately six points of its 2001 GAAP combined ratio.  Folksamerica also established a reserve of $5.0 million for Enron-related surety exposures in 2001.

Folksamerica’s 2001 losses and LAE included $25.0 million in losses related to prior accident years representing (i) higher than expected reported losses in Folksamerica’s property excess line and (ii) an increase in reserves related to losses arising from the portfolios acquired from the USF Re and Risk Capital.  Folksamerica’s losses and LAE for 2000 included $22.9 million related principally to prior accident years representing losses arising from the portfolios acquired with USF Re and Risk Capital, nearly all of which was covered under the Imagine Cover described below.

Folksamerica’s results do not take into account the full favorable impact of the retroactive coverage provided by the Imagine Cover or the indemnification of losses associated with certain of Folksamerica’s acquisitions in recent years.  The reinsurance benefit recorded on recoverables for adverse development on prior years’ reserves are deferred and recognized into income over the expected settlement period of the underlying claims.  The reinsurance benefits obtained from this contract totaled $21.7 million and $22.2 million for 2002 and 2001, respectively.  The adverse loss development ceded under the retroactive reinsurance agreement in 2002 included A&E losses of $11.4 million and losses relating to the business acquired with Risk Capital of $7.3 million.

WMU.   WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business.  WMU placed $173.6 million of written premiums and recorded $20.8 million of advisory fees during 2003, as compared to $120.2 million and $14.4 million, respectively, in 2002.  WMU also recorded $45.2 million of profit commissions during 2003, as compared to $21.3 million for 2002.

WMU also receives management fees and a profit commission on business placed with Folksamerica.  However, the revenues earned by WMU on business underwritten by Folksamerica has been eliminated from WMU’s results provided above, as have the offsetting commission expenses been eliminated from Folksamerica’s results. Such intercompany revenue at WMU totaled $14.2 million for 2003 and $7.9 million for 2002.

Fund American Re.  Fund American Re reported pretax earnings of $7.4 million for 2003, versus pretax losses of $2.3 million and $.1 million in 2002 and 2001, respectively.  The improved results in 2003 were mainly due to income from a termination fee related to Fund American Re’s management of the remaining business of Folksam International (the company from which Fund American Re purchased its international reinsurance business in 2001).  Fund American Re also experienced improved underwriting results in 2003 as its GAAP combined ratio improved to 95%, compared to 113% in 2002.

Fund American Re’s  2003 results reported in the table on page 42 do not include $27.4 million of realized gains recognized under SFAS 133 (as defined below) related to changes in the fair value of the Montpelier Warrants, which were contributed to Fund American Re by one of the Company’s intermediate holding companies on October 1, 2003.  A discussion of White Mountains’ investment in Montpelier on a consolidated basis follows below.

Montpelier.  As of December 31, 2003, White Mountains’ investment in Montpelier consists of common shares, which are accounted for under the equity method, and warrants to acquire additional common shares at a fixed price, which are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Through its holdings of common shares and warrants, White Mountains owned approximately 21% of Montpelier on a fully-converted basis as of December 31, 2003.

Pre-tax amounts recorded by White Mountains relating to its investment in Montpelier as of and for the periods ended December 31, 2003, 2002 and 2001 follow:

Millions	Common shares	Warrants	Total

Original cost of White Mountains’ investment in Montpelier as of December 6, 2001	$180.0	$—	$180.0
Equity in loss from Montpelier common shares (1)	(3.0)	—	(3.0)
Equity in net unrealized investment gains from Montpelier’s investment portfolio	.4	—	.4
White Mountains’ investment in Montpelier as of December 31, 2001	$177.4	$—	$177.4

Realized gains from Montpelier Warrants	$—	$58.0	$58.0
Equity in earnings from Montpelier common shares (1)	30.7	—	30.7
Equity in net unrealized investment gains from Montpelier’s investment portfolio	5.7	—	5.7
White Mountains’ investment in Montpelier as of December 31, 2002	$213.8	$58.0	$271.8

Realized gains from Montpelier Warrants (2)	$—	$32.5	$32.5
Equity in earnings from Montpelier common shares (1)	69.5	—	69.5
Dividends declared on Montpelier common shares	(3.7)	—	(3.7)
Equity in net unrealized investment gains from Montpelier’s investment portfolio	3.1	—	3.1
White Mountains’ investment in Montpelier as of December 31, 2003	$282.7	$90.5	$373.2
Fair value of White Mountains’ investment in Montpelier as of December 31, 2003	$396.3	$90.5	$486.8

(1) After-tax equity in earnings/(losses) from Montpelier common shares were $45.2 million, $19.9 million and $(2.0) million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2) The Montpelier Warrants were contributed to Fund American Re by one of the Company’s intermediate holding companies on October 1, 2003. $27.4 million of the $32.5 million realized gain in 2003 was recorded by Fund American Re during the fourth quarter.  However, for purposes of this presentation, this realized gain is not included in Fund American Re’s pretax earnings, but is included in this consolidated presentation of White Mountains’ investment in Montpelier.

As of December 31, 2003, Montpelier’s shareholders’ equity totalled approximately $1.7 billion versus $1.3 billion as of December 31, 2002.  Montpelier wrote net premiums of $778.0 million and had total earned premiums of $705.4 million in 2003, compared to $565.9 million and $329.9 million, respectively, for 2002.  During 2003, Montpelier reported net income of $407.1 million, with comprehensive net income of $425.3 million, compared to $152.0 million and $185.7 million, respectively, for 2002.  Montpelier’s 2003 reported return on equity on a diluted basis was 30% and its GAAP combined ratio was 50%, compared to 18% and 67%, respectively, for 2002.

A large portion of Montpelier’s business is global specialty property reinsurance which has large aggregate exposures to natural and man-made disasters.  As such, management expects that Montpelier’s claim experience from this business will be the result of relatively few claims of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, Montpelier’s financial condition and results and their ability to write new business.

Other Operations

White Mountains’ Other Operations segment consists of the International American Group and Esurance (“Other Insurance Operations”), as well as the operations of the Holding Companies.  A tabular summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2003, 2002 and 2001 follows:

Millions	Other Insurance Operations	Holding Companies	Total Other Operations
Year ended December 31, 2003

Gross written premiums	$41.2	$—	$41.2
Net written premiums	$33.1	$—	$33.1

Earned insurance and reinsurance premiums	$31.7	$—	$31.7
Net investment income (losses)	4.0	(1.2)	2.8
Net realized investment gains (losses)	.9	(5.7)	(4.8)
Other revenue	13.8	35.6	49.4
Total revenues	50.4	28.7	79.1
Losses and LAE	23.9	—	23.9
Insurance and reinsurance acquisition expenses	19.7	—	19.7
Other underwriting expenses	43.6	—	43.6
General and administrative expenses (including all incentive compensation)	—	114.6	114.6
Accretion of loss and LAE reserves	—	48.6	48.6
Interest expense on debt	—	46.3	46.3
Interest expense on shares subject to mandatory redemption	—	22.3	22.3
Total expenses	87.2	231.8	319.0
Pretax loss	$(36.8)	$(203.1)	$(239.9)

Year ended December 31, 2002

Gross written premiums	$35.0	$—	$35.0
Net written premiums	$29.5	$—	$29.5

Earned insurance and reinsurance premiums	$29.7	$—	$29.7
Net investment income (losses)	4.9	(5.6)	(.7)
Net realized investment losses	(.2)	(45.1)	(45.3)
Other revenue	6.5	39.2	45.7
Total revenues	40.9	(11.5)	29.4
Losses and LAE	28.1	—	28.1
Insurance and reinsurance acquisition expenses	16.1	—	16.1
Other underwriting expenses	32.3	—	32.3
General and administrative expenses (including all incentive compensation)	—	49.7	49.7
Accretion of loss and LAE reserves	—	79.8	79.8
Interest expense on debt	—	69.8	69.8
Total expenses	76.5	199.3	275.8
Pretax loss	$(35.6)	$(210.8)	$(246.4)

Year ended December 31, 2001

Gross written premiums	$33.3	$—	$33.3
Net written premiums	$28.3	$—	$28.3

Earned insurance and reinsurance premiums	$26.4	$—	$26.4
Net investment income	5.6	4.4	10.0
Net realized investment gains (losses)	1.1	(35.0)	(33.9)
Amortization of deferred revenue and other benefits	—	77.5	77.5
Other revenue	.3	25.6	25.9
Total revenues	33.4	72.5	105.9
Losses and LAE	34.7	—	34.7
Insurance and reinsurance acquisition expenses	3.2	—	3.2
Other underwriting expenses	27.0	—	27.0
General and administrative expenses (including all incentive compensation)	—	(3.5)	(3.5)
Accretion of loss and LAE reserves	—	56.0	56.0
Interest expense on debt	—	45.3	45.3
Share appreciation expense for Series B Warrants	—	58.8	58.8
Total expenses	64.9	156.6	221.5
Pretax loss	$(31.5)	$(84.1)	$(115.6)

Other Insurance Operations  Esurance reported $35.9 million of pretax losses during 2003, compared to $29.7 million and $21.2 million in 2002 and 2001, respectively. Substantially all of the business generated by Esurance was directly written or assumed by subsidiaries of White Mountains.  Premium and loss and LAE are included in the underwriting unit that ultimately retains the risk under the policy written through Esurance.  Commission and management fee revenues earned by Esurance on business retained by other White Mountains insurance subsidiaries have been eliminated from Esurance’s segment results provided above, as have the offsetting commission expenses been eliminated from the insurance subsidiaries’ results. Such intercompany revenue at Esurance totaled $20.8 million in 2003 and $5.1 million in 2002. In addition, interest on intercompany loans from Folksamerica to Esurance has also been eliminated from the results of both companies.

The International American Group contributed $.9 million of pretax losses for 2003, compared to $5.9 million and $10.3 million in 2002 and 2001. During the periods presented, Peninsula was the only active company in the group, and therefore it accounts for all of the premiums reported in the tables above.  During January of 2004, White Mountains sold Peninsula for $23.3 million.  The operations of American Centennial and British Insurance Company are not significant to White Mountains, as those companies have been in run-off since they were acquired in 1999.

Holding company and financing activities.  White Mountains’ capital raising and capital allocation activities are principally conducted through the Holding Companies.  In this regard, the results of its Holding Companies primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

White Mountains’ Holding Companies reported a pretax loss of $203.1 million for 2003, compared to pretax losses of $210.8 million and $84.1 million in 2002 and 2001.  The loss in 2003 was net of $43 million in gains that were included as other revenue in this segment related to the sale of several real estate properties at OneBeacon previously written-off under purchase accounting.  White Mountains’ Holding Companies recorded $39.2 million of other revenues during 2002, which consisted primarily of (i) gains from sales of certain real estate assets that had previously been written-off as part of purchase accounting for the OneBeacon Acquisition and (ii) interest income recorded on amounts due resulting from Internal Revenue Service examinations which were finalized during the period.  White Mountains’ Holding Companies recorded other revenues of $25.6 million during 2001, which consisted primarily of net gains on the sales of certain insurance subsidiaries (mainly Waterford Insurance Company) and net gains on sales of certain real estate assets that had previously been written-off as part of purchase accounting for the

OneBeacon Acquisition. Total revenues at the Holding Companies for 2003, 2002 and 2001 were net of $4.2 million, $47.4 million and $4.8 million, respectively, in realized investment losses related to White Mountains’ interest rate swap agreements.

General and administrative expenses at the Holding Companies consist primarily of compensation expenses of holding company employees, including share-based expense related to outstanding performance shares, Options and Restricted Shares (See Note 9).  Compensation expense at the Holding Companies increased to $116.7 million in 2003, from $43.4 million in 2002 and $(.7) million in 2001. The majority of this increase is due to $89.1 million of performance share expense recognized at the Holding Companies in 2003, as compared to $17.8 million in 2002 and $(16.2) million in 2001. The increase in performance share expense in 2003 was due to many factors, including (i) the increase in the per share market value of Common Shares ($459.95 at December 31, 2003, compared to $323.00 and $348.00 at December 31, 2002 and 2001), (ii) the exceptional performance of the Company and its operating subsidiaries in relation to performance targets in 2003, (iii) the inclusion of the expenses of WM Advisors in the Holding Companies in 2003 (previously White Mountains’ investment advisory services had been performed through OneBeacon) and (iv) the accelerated recognition of expense related to the early termination of performance shares previously issued to certain non-management directors in light of the proposed independence standards for directors.

The $23.5 million decrease in interest expense at the Holding Companies from 2002 to 2003 resulted primarily from the absence in 2003 of the $260.0 million Seller Note, which was fully repaid by White Mountains in November 2002, as well as a reduced level of bank debt outstanding (and at a reduced rate) as a result of issuing the Senior Notes to repay the Old Bank Facility.  Through the issuance of the Senior Notes, White Mountains reduced the interest rate on the majority of its outstanding debt to 5.9% from approximately 7.0% on the Old Bank Facility (after giving effect to interest rate swaps). During 2003, White Mountains recorded $25.8 million of interest expense on the Senior Notes.  Interest expense on the Old Bank Facility was $20.3 million in 2003, versus $57.1 million and $32.4 million for 2002 and 2001. Interest expense from the Seller Note increased from $10.3 million in 2001 to $12.3 million in 2002 as declining interest rates partially offset the effect of four additional months of interest in 2002.

During 2003, White Mountains adopted the presentation provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  As a result, White Mountains reclassified its mandatorily redeemable preferred stock from mezzanine equity to liabilities on its balance sheet.  Also under SFAS 150, beginning in the third quarter of 2003, White Mountains began presenting all accretion and dividends on its mandatorily redeemable preferred stock as interest expense.  White Mountains recorded $22.3 million of such interest expense for the six months ended December 31, 2003 in addition to recording $21.5 million of dividends and accretion for the six months ending June 30, 2003 prior to its adoption of SFAS 150.

In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s balance sheet at June 1, 2001.  This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period that the claims are expected to be settled.  As a result, White Mountains recognized $48.6 million, $79.8 million and $56.0 million of accretion to loss and LAE reserves during 2003, 2002 and 2001, respectively.  White Mountains will accrete the remaining $115.6 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the OneBeacon Acquisition.

II. Summary of Investment Operations

Overview

White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors.  White Mountains’ investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.  White Mountains seeks to maximize risk-adjusted returns over the long term.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks.  White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.  White Mountains’ investment portfolio mix as of December 31, 2003 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

Results

White Mountains was pleased with its overall investment results during 2003, as its fixed maturity portfolios achieved positive returns while generally avoiding credit problems and its equity portfolio generated strong returns in 2003, despite its conservative value approach and use of convertibles.  In addition, “one off” investments (Montpelier, etc.) that round out White Mountains’ equity investment exposure moved sharply higher in 2003.

Positive results generated by White Mountains equity portfolios in 2003 reflected the strong stock market.  Convertible securities, which are part of the equity portfolios, also provided good returns although considerably below the common equities.  As often happens when equity markets soar, convertibles are retired.  White Mountains’ portfolio lost a number of large positions this way in 2003, although replacements are currently being sought.

White Mountains’ corporate bond portfolio posted strong results in 2003, reflecting successful credit work and portfolio management.  This portfolio’s duration was reduced from 4.8 to 4.2 years during 2003, while total fixed-income portfolio duration went from 3.5 to 2.8 years.  While shrinking both the corporate bond portfolio’s size and duration, WM Advisors sought to upgrade the potential return of holdings relative to their default and downgrade risk.

White Mountains reduced the mortgage and asset-backed securities portfolio in size, duration and convexity risk (a measure of exposure to changes in value from interest rate movements) in 2003.  Positive returns this past year were earned with a lower risk profile than the overall securitized market, a market WM Advisors considers generally unattractive since it contains both material extension risk and prepayment risk.

White Mountains’ total return on its investment portfolio for the years ended December 31, 2003, 2002 and 2001 appear below.  The amount of pretax investment return included in net income (loss) follows:

	Year Ended December 31,
Millions	2003	2002	2001
Net investment income, pre-tax	$290.9	$366.0	$284.5
Net realized investment gains, pre-tax	162.6	156.0	173.1
Total pretax investment return included in net income (loss)	$453.5	$522.0	$457.6

White Mountains’ total return also includes changes in net unrealized gains, which are reported net of tax as a separate component of common shareholders’ equity and included in comprehensive net income (loss).  The amount of investment return, after tax, resulting from changes in net unrealized gains follows:

	Year Ended December 31,
Millions	2003	2002	2001
Change in net unrealized investment gains, after-tax	$75.8	$203.7	$(41.1)

White Mountains’ net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments.  The decrease in investment income in 2003 from 2002 was due primarily to lower interest rates throughout the financial markets and lower average net invested assets in OneBeacon’s investment portfolio as it gradually shrunk with the run-off of OneBeacon’s non-core book. The significant increase in investment income from 2001 to 2002 was due primarily to the inclusion of a full year of investment income generated by OneBeacon’s assets in the 2002 results as compared to the seven months of OneBeacon’s post-acquisition investment activity included in the 2001 results.

White Mountains’ realized investment gains and losses result principally from sales of fixed maturity investments and to a lesser extent common equity securities. The investment gains realized in 2003 reflect sales of mortgage backed securities to reduce the duration of the bond portfolio. Also included in net realized investment gains are amounts recognized under SFAS 133 related to changes in the fair value of the Montpelier Warrants (gain of $32.5 million for 2003 versus a gain of $58.0 million in 2002) and Fund American’s interest rate swap agreements (loss of $4.2 million for 2003 versus losses of $47.4 million and $4.9 million during 2002 and 2001).

During 2003, White Mountains’ net increase in after-tax unrealized investment gains was principally the result of significant gains in the equity market. During 2002, White Mountains’ net increase in after-tax unrealized investment gains was principally the result of significant decreases in market interest rates. During 2001, the net decrease in after-tax net unrealized gains for investments resulted principally from the realization of gains as a result of White Mountains’s sale of a large portion of its fixed maturity investment portfolio.

Impairment

Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but serve to reduce comprehensive net income, shareholders’ equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders’ equity and tangible book value but serve to reduce net income and earnings per common share.

White Mountains’ methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date.  As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per common share but would not impact comprehensive net income, shareholders’ equity or tangible book value.

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2003 (excluding short-term investments):

	December 31, 2003
$ in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	32	15	4	51
Market value	$638.2	$316.0	$4.6	$958.8
Amortized cost	$640.0	$320.4	$4.7	$965.1
Unrealized loss	$(1.8)	$(4.4)	$(.1)	$(6.3)
Common equity securities:
Number of positions	5	1	—	6
Market value	$5.0	$1.4	$—	$6.4
Amortized cost	$5.2	$1.6	$—	$6.8
Unrealized loss	$(.2)	$(.2)	$—	$(.4)
Other investments:
Number of positions	1	3	3	7
Market value	$2.5	$1.6	$5.2	$9.3
Amortized cost	$2.6	$1.9	$5.4	$9.9
Unrealized loss	$(.1)	$(.3)	$(.2)	$(.6)
Total:
Number of positions	38	19	7	64
Market value	$645.7	$319.0	$9.8	$974.5
Amortized cost	$647.8	$323.9	$10.1	$981.8
Unrealized loss	$(2.1)	$(4.9)	$(.3)	$(7.3)
% of total gross unrealized losses	29.1%	66.7%	4.2%	100.0%

During the year ended December 31, 2003, White Mountains experienced $20.4 million in pre-tax, other-than-temporary impairment charges, comprised of $13.9 million taken on equity securities, $1.7 million on preferred stocks and $4.8 million on several limited partnership investments included in other long term investments.  Of the charge taken on equity securities, $8.1 million was related to White Mountains’ investment in the common stock of Octel Corp (“Octel”) and the remaining $5.8 million related to three other equity positions, none of which were individually significant.  White Mountains recorded the other-than-temporary impairments primarily due to the fact that the unrealized loss position on these securities was greater than 20% of White Mountains’ cost over the previous six-month period and also that certain factors have been reported by those companies which affect the likelihood that White Mountains will recover the original cost of its investment. During 2002, White Mountains experienced $9.6 million in pretax other-than-temporary impairment charges. Of the charge recorded in 2002, $4.9 million related to White Mountains’ investment in Insurance Partners and $3.5 million was related to its investment in the Conning Connecticut Insurance Fund. Both of these investments are limited partnerships that are carried in other investments in White Mountains’ consolidated balance sheet.   White Mountains did not experience any other material impairment charges relating to any other individual investment security during the three years ended December 31, 2003.

White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value.  White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary.  However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary.  As of December 31, 2003, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Fully Converted Tangible Book Value Per Share

Set forth below is a reconciliation of White Mountains’ fully converted tangible book value per common and equivalent share, supporting the references to fully converted tangible book value per share on page 35:

	December 31, 2003	December 31, 2002	December 31, 2001
Book value per share numerators (in millions):

Common shareholders’ equity	$2,979.2	$2,407.9	$1,444.6
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	7.0	8.8	16.5
Remaining accretion of subsidiary preferred stock to face value	(125.5)	(139.1)	(149.7)
Book value per share numerator	3,160.7	2,577.6	1,611.4
Assumed conversion of convertible preference shares to Common Shares	—	219.0	—
Unamortized deferred credits and goodwill	(20.3)	—	657.7
Fully converted tangible book value per common and equivalent share numerator	$3,140.4	$2,796.6	$2,269.1

Book value per share denominators (in thousands):

Common Shares outstanding	9,007.2	8,351.4	8,264.7
Common Shares issuable upon exercise of outstanding Warrants	1,724.2	1,714.3	1,714.3
Share obligations under employee benefit plans	50.6	61.9	69.2
Book value per share denominator	10,782.0	10,127.6	10,048.2
Assumed conversion of convertible preference shares to Common Shares	—	678.0	—
Fully converted tangible book value per common and equivalent share denominator	10,782.0	10,805.6	10,048.2

Book value per share	$293.15	$254.52	$160.36
Fully converted tangible book value per common and equivalent share	291.27	258.82	225.81

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and Warrants, as well as the unamortized accretion of preferred stock.  Fully converted tangible book value per share is derived by expanding the book value per share calculation to include (i) the effects of assumed conversion of all convertible securities and (ii) any remaining unamortized goodwill or deferred credits as of the applicable date.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash, short-term investments and insurance float

White Mountains’ consolidated sources of cash consist primarily of premium collections, net investment income, financing activities and proceeds from sales and maturities of investment securities. White Mountains’ consolidated uses of cash are primarily claim payments, operating expenses, financing costs and the purchase of investment securities.

The primary sources of cash inflows for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from the operating subsidiaries.  Under the insurance laws of the states and jurisdictions under which White Mountains’ domestic insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.  Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.  In 2004, OneBeacon’s first tier insurance subsidiaries have the ability to pay dividends of approximately $330.0 million to Fund American without approval of regulatory authorities.

As a result of the Liberty Agreement, premium collections and claim payments at OneBeacon have been declining steadily over the past two years as OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals from November 1, 2002 to October 31, 2003. OneBeacon will continue to run-off the claims on business transferred to Liberty Mutual but will no longer participate in future policy renewals.  Therefore, OneBeacon will need to periodically liquidate invested assets to fund the payment of these claims and will manage its short-term liquidity needs accordingly.

Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. Management believes that White Mountains’ cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the New Bank Facility are adequate to meet expected cash requirements for the foreseeable future.

Insurance float is an important dynamic of White Mountains’ operations that must be managed effectively.  Float is money that an insurance company holds for a limited time.  In an insurance operation, float arises because premiums are collected before losses are paid.  This interval can extend over many years.  During that time, the insurer invests the money.  When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay the result is an underwriting loss, which is considered to be the cost of float. The amount and cost of float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.  Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and therefore there is no comparable GAAP measure.

For each of the years in the three-year period ending December 31, 2003, the Company has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations.  The Company’s cash flow from operations does not include float generated by the acquisition of insurance and reinsurance businesses in recent years.  Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investment portfolios acquired are liquidated over time to pay claims.  White Mountains expects that it will continue to have negative cash flows from operations for the foreseeable future but expects float to increase, particularly in light of the pending Sirius Insurance Group and Sierra Group acquisitions.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total capital.  The following table illustrates White Mountains’ consolidated insurance float position for the past four years:

	Year Ended December 31,
($in millions)	2003		2002		2001		2000
Total investments	$8,547.5		$8,899.4		$9,005.7		$2,102.2
Cash	89.9		121.5		67.4		4.4
Investments in unconsolidated insurance affiliates	515.9		399.9		311.1		130.6
Accounts receivable on unsettled investment sales	9.1		160.8		75.2		—
Accounts payable on unsettled investment purchases	(371.6)		(495.2)		(311.2)		(.2)
Net investment assets	$8,790.8		$9,086.4		$9,148.2		$2,237.0

Total common shareholders’ equity	$2,979.2		$2,407.9		$1,444.6		$1,046.5
Debt	743.0		793.2		1,125.4		96.0
Preferred stock subject to mandatory redemption	194.5		180.9		170.3		—
Convertible preference shares	—		219.0		—		—
Deferred credits	—		—		682.5		92.2
Total capital	$3,916.7		$3,601.0		$3,422.8		$1,234.7

Insurance float	$4,874.1		$5,485.4		$5,725.4		$1,002.3

Insurance float as a multiple of total capital	1.2	x	1.5	x	1.7	x	0.8	x
Net investment assets as a multiple of total capital	2.2	x	2.5	x	2.7	x	1.8	x

Insurance float as a multiple of shareholders’ equity	1.6	x	2.3	x	4.0	x	1.0	x
Net investment assets as a multiple of shareholders’ equity	3.0	x	3.8	x	6.3	x	2.1	x

White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth.  In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon’s re-underwriting efforts and the effects of the Liberty Agreement.  OneBeacon’s float is expected to continue to shrink over the next few years as older, long-tailed loss reserves are paid and are not replaced with the same level of new writings as those written in the past.  In the case of Folksamerica, its float is expected to gradually increase in the next few years as a result of higher premium writings as a result of its increase in capital base over the past two years.  It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations, but only when market conditions indicate a high likelihood of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of December 31, 2003 and 2002:

Millions	December 31, 2003	December 31, 2002
Senior Notes, carrying value	$698.1	$—
New Bank Facility (1)	—	—
Old Bank Facility	—	746.4
Other debt	44.9	46.8
Total debt	$743.0	$793.2

Preferred stock subject to mandatory redemption	194.5	180.9
Convertible preference shares	—	219.0
Common shareholders’ equity	2,979.2	2,407.9
Total capitalization	$3,916.7	$3,601.0
Debt to total capitalization	19%	22%

(1) Undrawn $300.0 million revolving facility.

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.  White Mountains has recently enhanced its access to the capital markets by having a shelf registration declared effective by the SEC in July 2003 for offerings of up to $2.0 billion in debt and/or equity securities.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2003:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total

Debt	$—	$29.9	$15.0	$700.0	$744.9
Mandatorily redeemable preferred stock	—	—	—	320.0	320.0
Operating leases	33.5	58.9	61.5	—	153.9
Total contractual obligations	$33.5	$88.8	$76.5	$1,020.0	$1,218.8

  White Mountains also has future binding commitments to fund certain limited partnership investments.  These commitments, which total approximately $18.6 million, do not have fixed funding dates and are therefore excluded from the table above.

In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its $739.9 million amortizing Old Bank Facility principally through the net proceeds from the issuance of $700.0 million face value of 10-year, fixed-rate Senior Notes, which were issued by Fund American in a public offering. The Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by the Company, bear a fixed interest rate of 5.9%. The interest rate on $700.0 million of the previous Old Bank Facility was 7.0%, after giving effect to a series of interest rate swap agreements.  Fund American unwound these swap agreements immediately following the Old Bank Facility prepayment by paying consideration of $56.4 million in cash.

Fund American’s Senior Notes are currently rated “Baa2” (Adequate, the 9th highest of 21 ratings) by Moody’s Investor Services (“Moody’s”) and BBB- (Adequate, the 10th highest of 24 ratings) by S&P.  Both Moody’s and S&P affirmed their senior debt ratings for Fund American following the Company’s announcement of its plans to acquire the Sirius Insurance Group and both agencies reported that the outlook for their ratings remain stable.  It is possible that, in the future, one or more of the rating agencies may reduce White Mountains’ existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted.  In addition, White Mountains’ insurance and reinsurance operations could be adversely impacted by a downgrade in its financial strength ratings, including a possible reduction in demand for its products in certain markets.

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer its properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere.

In September 2003, Fund American terminated the Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility, which matures in September 2006 and under which both Fund American and the Company are permitted borrowers.  Under the New Credit Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock.  As of December 31, 2003, the New Bank Facility was undrawn.

The New Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could result in acceleration of principal repayment.  At December 31, 2003, White Mountains was in compliance with all of the covenants under the New Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

On December 8, 2003, White Mountains entered into a definitive agreement with ABB to acquire the Sirius Insurance Group at a purchase price of SEK3.22 billion (approximately US$445 million), subject to a kronor-for-kronor adjustment to the extent that the total tangible shareholders’ equity value of the acquired companies as of December 31, 2003 is greater or less than SEK3.566 billion (approximately US$490 million).  White Mountains has the existing capital to finance this acquisition through either cash on hand or availability under the New Credit Facility. Because the ultimate purchase price is payable in Swedish kronor, White Mountains purchased SEK2.2 billion for USD$300 million on December 10, 2003 (subsequently invested in short-term Swedish Treasury Bills) to ensure that it held enough Swedish currency in the proper holding company to close the transaction, which White Mountains expects to occur in the second quarter of 2004.

In December 2003, Folksamerica entered into a definitive agreement to acquire the Sierra Group, consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Under the terms of the agreement,  Folksamerica will pay $74.3 million, which includes $12.3 million in cash and a $62 million purchase note, of which $58 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force as well as certain other balance sheet protections. The acquired companies’ historical net assets at December 31, 2003 were approximately $88.6 million.   White Mountains expects the transaction to close in the first or second quarter of 2004. The transaction is subject to regulatory approvals and other customary closing conditions.

In June 1999, White Mountains sold VGI to Unitrin, Inc. (“Unitrin”) (the “VGI Sale”).  As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin.  Unitrin has made a demand for the full $50.0 million.

Detailed information concerning White Mountains’ liquidity and capital resource activities during 2003, 2002 and 2001 follows:

For the year ended December 31, 2003

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

In September 2003, Fund American terminated the Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility.

During 2003, Fund American made scheduled principal amortization payments of $6.5 million on the Old Bank Facility prior to the repayment and paid a total of $22.5 million in interest under the Old Bank Facility, including $10.6 million paid under the interest rate swap agreements.

During 2003, White Mountains filed a shelf registration statement, which was declared effective by the SEC in July 2003, for offerings of up to $2.0 billion in debt and/or equity securities.

During 2003, White Mountains declared and paid a total of $30.3 million in dividends to holders of preferred stock with a face value of $320.0 million.

In March 2003, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

During 2003, OneBeacon declared and paid a total of $235.3 million in cash dividends to Fund American, its immediate parent company.  Also during 2003, WMU paid a total of $35.0 million of dividends to its immediate parent, WM Investment Management (Bermuda) Ltd, and WM Advisors paid a total of $10.0 million in dividends to Fund American.

During 2003, the Company issued a total of 11,116 Common Shares to its employees through the exercise of Options and, as a result, the Company received cash proceeds of $1.5 million in connection with these Option exercises.

During the fourth quarter of 2003, OneBeacon sold one of its subsidiaries, NFU Standard, to Quanta U.S. Holdings, Inc., an indirect subsidiary of Quanta Capital Holdings Ltd, for $22.4 million.

During the first quarter of 2003, White Mountains made payments amounting to $25.7 million with respect to performance shares relating to the 2000-2002 performance period in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. In the second quarter of 2003, White Mountains made performance share payments amounting to $13.1 million in cash or by deferral into certain non-qualified compensation plans of the Company.  The payments on these additional performance shares in the second quarter represented accelerated payments to certain non-employee directors of the Company for performance periods originally scheduled to end on December 31, 2003, 2004 and 2005.

For the year ended December 31, 2002

In December 2002, OBPP borrowed $8.0 million from a related third party.

In October 2002, White Mountains sold $225.0 million of its equity securities in a private transaction.  Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share) and investment funds managed by Highfields Capital Management LP (“Highfields”) purchased 84,745 Common Shares for $25.0 million ($295.00 per Common Share).  Upon shareholder approval at the Company’s Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of the issuance of 677,966 Common Shares.  Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders’ equity, resulting in a $68.5 million charge to retained earnings ($49.5 million of which was recorded during 2003), with an offsetting increase to paid-in surplus.

On November 29, 2002, White Mountains repaid in full the $260.0 million Seller Note to Aviva, along with approximately $22.6 million of related accrued interest.

On December 31, 2002, September 30, 2002, June 28, 2002 and March 29, 2002, White Mountains made scheduled principal amortization payments of $1.4 million, $14.2 million, $14.1 million and $49.0 million, respectively, on the Old Bank Facility.  During 2002, White Mountains paid a total of $55.3 million in interest under the Old Bank Facility, including $18.0 million paid under related interest rate swap agreements.

During 2002, OneBeacon declared and paid a total of $172.6 million in cash dividends to Fund American, its immediate parent company.

During 2002, White Mountains declared and paid a total of $30.7 million in dividends on the Berkshire Preferred Stock, the Zenith Preferred Stock and the Convertible Preference Shares.

In July and August of 2002, White Mountains received federal tax refunds totalling $166.7 million representing accelerated recoveries of carryback losses from 2001 under the Job Creation and Worker Assistance Act of 2002 (the “Economic Stimulus Bill”).

On April 25, 2002, Folksamerica acquired Imperial for $4.2 million including related expenses ($.5 million net of cash acquired).  Significant assets and liabilities acquired included investments of $22.8 million and loss and LAE reserves of $11.9 million.

In March 2002, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value, amounting to $20.7 million, to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries.

During 2002, the Company issued a total of 23,200 Common Shares to its employees in satisfaction of performance share and Option obligations under White Mountains’ Long-Term Incentive Plan (the “Incentive Plan”).  The Company received proceeds of $1.3 million as a result of exercises of Options to acquire 11,500 Common Shares during the period.

For the year ended December 31, 2001

In December 2001, White Mountains filed a “shelf” registration statement with the SEC for offerings of up to $1.0 billion of various types of debt and preferred equity securities.  In May 2003, White Mountains issued $700.0 million face value of 10-year, fixed-rate Senior Notes under this shelf registration - See “Financing” above for a detailed discussion.

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

In connection with the OneBeacon Acquisition, the Company issued convertible preference shares for $437.6 million (which were retired and converted to Common Shares in August 2001) and issued the warrants to Berkshire for $75.0 million (the “Warrants”).  The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.

In connection with the OneBeacon Acquisition, White Mountains issued two separate classes of subsidiary preferred stock.  Berkshire purchased $300.0 million in face value of cumulative non-voting subsidiary preferred stock for $225.0 million in cash. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years.  Zenith purchased $20.0 million in cumulative non-voting subsidiary preferred stock. The Zenith Preferred Stock is entitled to a dividend of no less than 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% thereafter and is mandatorily redeemable after ten years.

In connection with the OneBeacon Acquisition, White Mountains borrowed $825.0 million under the Old Bank Facility. The Old Bank Facility, which was comprised of two term loan facilities and a revolving credit facility, was terminated during 2003 - See “Financing” above for a detailed discussion.

In connection with the OneBeacon Acquisition, White Mountains issued the Seller Note to Aviva. The Seller Note had an eighteen-month term and bore interest at a rate equal to 50 basis points over the rate on White Mountains’ revolving loan facility described above. The Seller Note was repaid in full on November 29, 2002.

In April  2001, the Company paid $100.8 million in cash to complete the Debt Tender and to establish the Debt Escrow.  Completion of the Debt Tender permitted the Company to effect an amendment to the indenture governing the Notes which facilitated the OneBeacon Acquisition.

In March 2001, the Company declared and paid an annual dividend of $5.9 million to its common shareholders.

In January 2001, the Company completed the sale of Waterford Insurance Company (“Waterford”) to a third party for consideration of $23.6 million in cash, net of transaction related expenses.

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

During 2001, White Mountains paid a total of $18.4 million in dividends to holders of the Convertible Preference Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock.  During 2001, White Mountains paid a total of $29.2 million in interest under the Old Bank Facility including $2.9 million paid under related interest rate swap agreements.

RELATED PARTY TRANSACTIONS

Berkshire

NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see “Reinsurance Protection” within the “ONEBEACON” section of Item 1 of this report).  Through the Warrants, at December 31, 2003, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 16.0% of the total outstanding Common Shares on a fully-converted basis.  Reinsurance recoverable from, and preferred stock of White Mountains’ subsidiaries owned by, Berkshire are shown as separate line items in White Mountains’ consolidated balance sheet.

Olympus

In 2003 and 2002, Folksamerica entered into quota share retrocessional arrangements with Olympus.  Under these arrangements, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.  During 2003 and 2002, Folksamerica ceded $449.1 million and $229.7 million, respectively, in written premiums and $107.0 million and $54.4 million, respectively, in losses and LAE to Olympus.  White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business.  During 2003 and 2002, White Mountains earned $98.4 million and $48.9 million of fee income from Olympus.  Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Re Holdings, Ltd. (“Olympus Holdings”).  Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings and is President of Leucadia National Corporation (“Leucadia”).  Leucadia owned approximately 16% of common shares of Olympus Holdings at December 31, 2003.

Montpelier

As of December 31, 2003, White Mountains’ investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 6, 2011.  Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis.

Four of White Mountains’ directors serve on Montpelier’s eleven member board of directors.  Raymond Barrette serves as Montpelier’s Lead Director and John J. Byrne, John Gillespie and K. Thomas Kemp serve as Directors of Montpelier.  In addition, Mr. Kemp is the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

Other relationships

See Item 13. Certain Relationships and Related Transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with GAAP.  The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Loss and Loss Adjustment Expenses

Insurance

White Mountains’ insurance subsidiaries establish loss and LAE that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred.  Reinsurance is an arrangement in which a reinsurance company (a “reinsurer”) contractually agrees to indemnify an insurance company for all or a portion of the insurance risks underwritten by the insurance company.   White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts.  Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses.

In a broad sense, loss and LAE reserves have two components: (i) case reserves, which are reserves established within the claims function for claims that have been reported to White Mountains and (ii) IBNR.  Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim.  White Mountains’ claims staff periodically adjusts case reserves as additional information becomes known or payments are made.  Generally accepted actuarial methods are used to project estimates of IBNR.  Actuaries use a variety of statistical and analytical methods to determine estimates of IBNR, which are based, in part, on historical claim reporting and payment patterns.  In estimating IBNR, actuaries consider all available information, including historical experience, changes in business mix, coverage limits, changes in claims handling practices, pricing, reinsurance protections, inflation and the effects of legal, social and legislative trends on future claim payments.  Management exercises judgment based upon its knowledge of its business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate it believes reflects White Mountains’ expected ultimate unpaid loss and LAE and related reinsurance recoverables.

Regardless of the techniques used, estimation is inherent in the process of establishing unpaid loss reserves and related reinsurance recoverables as of any given date. Uncertainties in projecting ultimate claim amounts are magnified by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short. The claim-tail for liability coverages, such as general and product liability, directors and officers liability, medical malpractice and workers’ compensation, can be especially long as claims are often reported or settled years after the related occurrences.  During the claims reporting and settlement period, additional facts regarding claims and trends become known which may cause White Mountains to adjust its estimate of its ultimate net loss and LAE liability.

Loss and LAE reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of numerous factors that occurred prior to White Mountains’ acquisition of OneBeacon on June 1, 2001.  As previously discussed, OneBeacon is the result of the 1998 merger of the U.S. operations of General Accident and Commercial Union, two companies with different underwriting and claims management philosophies and practices. Beginning in the mid-1990s, and continuing through the CGU Merger, the subsequent operational integration of General Accident plc and Commercial Union plc and the OneBeacon Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends (such as patterns of claim development (i.e., reported claims and paid losses)) into the future. Accordingly, estimating reserves becomes more uncertain if business mix, case reserve adequacy, claims payment rates, coverage limits and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns used to estimate reserves.

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2003 and 2002 were as follows:

OneBeacon net loss and LAE reserves by line of business	December 31,
($ in millions)	2003	2002
Workers compensation	$777.4	$977.3
Personal automobile liability	738.9	909.4
Multiple peril	700.6	802.7
Commercial automobile liability	422.3	567.9
General liability	331.5	493.8
Homeowners/Farmowners	170.1	191.4
Other	124.0	127.4
Total	$3,264.8	$4,069.9

OneBeacon’s actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses.  OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made.  These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•                                          Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses.  Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future.  Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters.  However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts.  In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•                                          Historical incurred loss development methods:  These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future.  However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses.  Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims.  However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time.  Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

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

For OneBeacon, the range of reserve estimates at December 31, 2003 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2003.  The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.  The recorded reserve for each line is the result of the actuarial method that management believes to be most appropriate based on known facts and trends.

OneBeacon net loss and LAE reserves by line of business
Range and recorded reserves	December 31, 2003
($in millions)	Low	Recorded	High
Workers compensation	$720	$777.4	$840
Personal automobile liability	630	738.9	750
Multiple peril	680	700.6	920
Commercial automobile liability	390	422.3	460
General liability	330	331.5	390
Homeowners/Farmowners	150	170.1	180
Other	90	124.0	130
Total	$2,990	$3,264.8	$3,670

The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification.  Although management believes OneBeacon’s reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.  Further adverse development, if any, would impact OneBeacon’s future results of operations. For further discussion of OneBeacon’s loss and LAE, see “Loss and Loss Adjustment Expense Reserves” within the “ONEBEACON” section of Item 1 and “I. Summary of Operations By Segment” in Item 7 of this report.

Management believes that the recorded reserves represent its best estimate of unpaid loss and LAE by line of business.  In its selection of recorded reserves, management has generally given greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, rather than methods that rely on incurred losses, because of the increased adequacy of case reserving by OneBeacon’s claim staff in the recent past.  In particular, for multiple peril and general liability, this resulted in OneBeacon recording reserves at or near the low end of the range.  For some types of claims, such as workers compensation and construction defect, management also considered special purpose forecasting models that its claims and actuarial staff have created that consider the unique loss development characteristics of these types of claims.

OneBeacon A&E Reserves

Immediately prior to White Mountains’ acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of Third Party Recoverables in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.  Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon.

OneBeacon estimates that on an incurred basis it has exhausted approximately $1.7 billion of the coverage provided by NICO at December 31, 2003.  Due to the inherent difficulties in estimating ultimate A&E exposures, OneBeacon does not estimate a range for these incurred losses.  Approximately $586 million of the estimated $1.7 billion of incurred losses have been paid by NICO through December 31, 2003, with $167 million paid in 2003.  The estimate of incurred losses represents management’s best estimate, based on information currently available, of its ultimate liabilities that it is entitled to recover under the NICO Cover. Accordingly, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its remaining coverage under the NICO Cover will be sufficient to cover additional liability arising from any such unfavorable developments.

OneBeacon’s A&E liabilities have resulted primarily from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses.  Employers Group stopped writing such coverage in 1984.

OneBeacon’s liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage of such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $65.9 million at December 31, 2003 (compared to $68.0 million at December 31, 2002), which is fully reflected in OneBeacon’s loss and LAE reserves.

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

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims for which there is a great deal of variation in payments for actual injuries.  Additionally, several accounts that seek such coverage find that previously paid losses were subject to product liability and operations aggregate limits that were previously exhausted. There are currently 97 active claims against OneBeacon without product liability coverage asserting operations or premises coverage.

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

For more information regarding OneBeacon’s A&E reserves, see Note 3 to the financial statements and “Loss and Loss Adjustment Expense Reserves” within the “ONEBEACON” section of Item 1 and “I. Summary of Operations By Segment” in Item 7 of this report.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2003	2002
Asbestos
Accounts with asbestos claims at the beginning of the year	615	574
Accounts reporting asbestos claims during the year	178	118
Accounts on which asbestos claims were closed during the year	(151)	(77)
Accounts with asbestos claims at the end of the year	642	615
Environmental
Accounts with environmental claims at the beginning of the year	596	725
Accounts reporting environmental claims during the year	175	174
Accounts on which environmental claims were closed during the year	(97)	(303)
Accounts with environmental claims at the end of the year	674	596
Total
Total accounts with A&E claims at the beginning of the year	1,211	1,299
Accounts reporting A&E claims during the year	353	292
Accounts on which A&E claims were closed during the year	(248)	(380)
Total accounts with A&E claims at the end of the year	1,316	1,211

Reinsurance

White Mountains’ reinsurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred.  White Mountains’ reinsurance subsidiaries also obtain reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains for all or a portion of the reinsurance risks underwritten by White Mountains.  Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements.  White Mountains establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the “ceding companies”), net of an allowance for uncollectible amounts.  Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

Reinsurance loss and LAE reserve estimates reflect the judgment of both the ceding companies and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claims. The ceding companies may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including LAE reserves, based upon White Mountains’ share of the amount of reserves established by the ceding company and White Mountains’ independent evaluation of the loss.  In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes reserves in excess of its share of the reserves established by the ceding company.

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

White Mountains’ net loss and LAE reserves for its Reinsurance segment by class of business at December 31, 2003 and 2002 were as follows:

Net loss and LAE reserves by class of business	December 31,
($in millions)	2003	2002
Liability (excluding A&E)	$666.7	$528.4
Property	164.0	131.6
A&E	75.9	55.6
Accident & Health and Other	82.8	77.5
Fund American Re	69.8	56.2
Total	$1,059.2	$849.3

White Mountains establishes loss reserves for its Reinsurance segment based on a single point estimate, which is management’s best estimate of ultimate losses and loss expenses.  This “best estimate” is derived from a combination of methods.  For current accident year business the estimate is based on an expected loss ratio method.  The parameters underlying this method are developed during the underwriting and pricing process.  Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract.  These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses.  Paid losses are deducted to determine loss and loss expense reserves.

For prior accident years, White Mountains’ Reinsurance segment gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns.  For both current and prior accident years estimates change when new information becomes available, such as changing loss emergence patterns, or claim and underwriting audits.

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

The following table illustrates White Mountains’ recorded net loss and loss adjustment expense reserves for its Reinsurance segment, and high and low estimates for those classes of business for which a range is calculated, at December 31, 2003.

Net loss and LAE reserves by class of business	December 31, 2003
($in millions)	Low	Recorded	High
Liability (excluding A&E)	$580	$666.7	$770
Property	140	164.0	190
Accident & Health and Other	70	82.8	90
Sub-total	$790	$913.5	$1,050
A&E		75.9
Fund American Re		69.8
Total		$1,059.2

The probability that ultimate losses will fall outside of the ranges of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification.  Although management believes reserves for White Mountains’ Reinsurance segment are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.  Further adverse development, if any, would impact future results of operations of the Reinsurance segment. For more information regarding the loss and LAE reserves of the Reinsurance segment, see “Loss and Loss Adjustment Expense Reserves” within the “REINSURANCE” section of Item 1 and “I. Summary of Operations By Segment” in Item 7 of this report.

Reinsurance Segment A&E Reserves

Folksamerica has a specialized unit that handles claims emanating from A&E exposures.  The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and jurisdictional developments.

Folksamerica’s A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by predecessor companies (MONY Reinsurance and Christiania General).  The exposures are predominately higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim.  Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	December 31,
($in millions)	2003	2002
Asbestos	$32.0	$6.5
Environmental	3.7	4.0
Total	$35.7	$10.5

In recent years, most of Folksamerica’s reported activity in the asbestos area has related to (1) higher layer excess policies that are being reached by larger target defendants, (2) new notices for smaller regional defendants that are now exposed because of the larger defendant bankruptcies, and (3) new notices on “premises” and “non-products” cases, where coverage is being sought by insureds against the non-aggregating portion of the underlying policy.  Concerning this third point, many of these types of claims will not impact Folksamerica’s layers of coverage due to high attachment points and the contractual requirement of multiple retentions for these type of claims.

Approximately $25.0 million of Folksamerica’s 2003 loss development for asbestos exposures was a bulk increase in IBNR resulting from the completion of a detailed A&E market share study. This study compared Folksamerica’s share of industry paid losses to estimated industry carried reserves.

Folksamerica sets up claim files for each reported claim by each cedent for each individual insured.  In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement.  Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to Folksamerica, accordingly, an open claim file is not established.  As of December 31, 2003, Folksamerica had approximately 1,185 open claim files for asbestos and 743 open claim files for environmental exposures.

The costs associated with administering the underlying A&E claims by Folksamerica’s clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims that are passed on to Folksamerica under the reinsurance contracts.

Management believes that Fund American Re does not have exposure to A&E claims.

Reinsurance Segment A&E Claims Activity

Folksamerica’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2003	2002
Asbestos
Total asbestos claims at the beginning of the year	1,069	965
Asbestos claims reported during the year	224	186
Asbestos claims closed during the year	(108)	(82)
Total asbestos claims at the end of the year	1,185	1,069
Environmental
Total environmental claims at the beginning of the year	768	731
Environmental claims reported during the year	47	93
Environmental claims closed during the year	(72)	(56)
Total environmental claims at the end of the year	743	768
Total
Total A&E claims at the beginning of the year	1,837	1,696
A&E claims reported during the year	271	279
A&E claims closed during the year	(180)	(138)
Total A&E claims at the end of the year	1,928	1,837

Reinsurance Transactions

White Mountains’ insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events.   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.  Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”).

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.  See “Reinsurance Protection” within the “ONEBEACON” and “REINSURANCE” sections of Item 1 of this report for additional information on White Mountains’ reinsurance programs.

Pension and Post-Retirement Medical Plans

White Mountains accounts for its pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and accounts for its retiree medical plan in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  SFAS 87 and SFAS 106 require that the cost of pension/retiree medical benefits be accrued over the period during which an employee provides service.

The majority of OneBeacon’s pension and retiree medical plans were curtailed in the fourth quarter of 2002.  The OneBeacon Pension Plan no longer adds new participants or increases benefits for existing participants.  Non-vested participants already in the plan continue to vest during their employment with OneBeacon.  Retirees are also eligible for medical benefits if they meet certain age and service requirements.  However, due to the curtailment, the plan will no longer accepts new participants.  The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder.

The projected benefit obligation as of a particular date represents the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service rendered prior to that date.  Therefore, future cash payments from pension and retiree medical plans are discounted using a discount rate based on published investment grade, long-term corporate bond yields.  Many of the factors which are used to determine a plan’s projected benefit obligation as of a particular date and the cost of pension/retiree medical benefits for a particular period are dependent upon future events, such as how long the employee and any survivors live, how many years of service the employee is expected to render and the employee’s compensation in the years immediately before retirement or termination.  Accordingly, the effects of such future factors are estimated.  Further, since the projected benefit obligation and the periodic cost of pension/retiree medical benefits are based on actuarial present values, they are also sensitive to changes in the discount rate used to determine such amounts.

A hypothetical 1% increase in the discount rate would result in a decrease in pension and retiree medical projected benefit obligations of approximately $55.0 million and $4.6 million, respectively, and would result in a decrease in OneBeacon’s total pretax pension/post-retirement expense of approximately $0.3 million.  A hypothetical 1% decrease in the discount rate would result in an increase in pension and retiree medical projected benefit obligations of approximately $65.0 million and $5.1 million, respectively, and would result in an increase in OneBeacon’s total pretax pension/post-retirement expense of approximately $0.6 million.

Additionally, the rate of return that is assumed on plan assets affects OneBeacon’s pension expense during a particular period.  Since the retiree medical plan is unfunded, it is not affected by changes in the rate of return assumption.  OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets as of both December 31, 2002 and December 31, 2003 to develop expected rates of return for each significant asset class or economic indicator.  A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.  Although the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields.  As a result of the most recent review, for 2004 OneBeacon elected to keep the expected return on its pension assets at 7.0%, as was used in 2003.  At December 31, 2003, 38% of plan assets were invested in fixed maturity securities, 45% in equities and the remainder in cash, cash equivalents and convertible securities. A hypothetical 1% increase or decrease in the assumed rate of return would result in a pretax change in OneBeacon’s pension expense (or income as the case may be) for 2004 of approximately $4.3 million.

The health care cost trend rate was adjusted at December 31, 2003 to 10% from 9% to reflect current market conditions.   The rate will decrease 0.50% each year over ten years to an ultimate rate of 5%.  Assumed health care cost trend rates typically have a significant effect on the amounts reported for the health care plans.  However, a hypothetical one-percentage-point change in assumed health care cost trend rates has a minimal impact on the projected benefit obligation and no impact on the expense.  This is due to the significant changes in plan design related to cost-sharing arrangements between OneBeacon and the retirees.  Since more cost has shifted to the retirees, the health care cost trend rate has less of an impact on White Mountains’ financial statements.

During 2003, OneBeacon recognized pension income of $1.6 million related to settlements and recognized pension expense of $11.7 million comprising of net periodic benefit cost of $1.9 million, special termination benefits of $9.7 million, and consulting fees of $0.1 million.  Included in the net periodic benefit cost is $30.5 million of expected return on pension plan assets.  OneBeacon contributed $0.3 million to the pension plan in 2003. No unrecognized losses on pension assets were recorded since the Company uses the market value method to value plan assets.

Purchase Accounting and Related Deferred Credits and Goodwill

As of December 31, 2001, White Mountains had unamortized deferred credits and goodwill of $682.5 million and $22.3 million, respectively.  Deferred credits represent the excess of the fair value of the net assets over the purchase price paid.  Goodwill represents the excess of the purchase price over the fair value of the net assets of companies acquired.  These deferred credits and goodwill resulted from White Mountains’ pre-July 1, 2001 acquisition activities which were accounted for in accordance with the treatment of a purchase business combination under Accounting Principles Board (“APB”) No. 16, ABusiness Combinations” (“APB 16”).  APB 16 calls for the net assets of the operations acquired to be recorded by White Mountains at their fair values on the date of acquisition.

All acquisitions occurring subsequent to July 1, 2001 were accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  Under this newly-issued accounting standard, White Mountains recognized a $16.6 million extraordinary gain during 2001 relating to two acquisitions and fully recognized its existing unamortized deferred credit balance of $682.5 million on January 1, 2002 as a change in accounting principle.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), White Mountains will amortize its existing and prospective goodwill only when the asset acquired is deemed to have been impaired rather than systematically over a perceived period of benefit.

FORWARD-LOOKING STATEMENTS

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements.  The words “will”,  “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements.  These forward-looking statements include, among others, statements with respect to White Mountains’:

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the failure of White Mountains to complete any or all of its recently announced acquisitions or, if White Mountains completes any such acquisition, the failure of any or all of such completed acquisitions to add value or enhance White Mountains’ business;

•                  claims arising from catastrophic events, such as hurricanes, earthquakes, floods or terrorist attacks;

•                  the continued availability of capital and financing;

•                  general economic, market or business conditions;

•                  competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•                  changes in domestic or foreign laws or regulations applicable to White Mountains, its competitors or its clients;

•                  an economic downturn or other economic conditions, such as changes in foreign currency exchange rates, adversely affecting its financial position;

•                  loss reserves established subsequently proving to have been inadequate; and

•                  other factors, most of which are beyond White Mountains’ control.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

White Mountains’ consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk.  The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices.  Due to White Mountains’ sizable balances of interest rate sensitive instruments, market risk can have a significant effect on White Mountains’ consolidated financial position.

Interest Rate Risk

Fixed Maturity Portfolio.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities.  White Mountains’ strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks.  White Mountains’ fixed maturity investments are held as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity.  White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.  White Mountains’ fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving a rating from the National Association of Insurance Commissioners of 1 or 2).

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

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’ fixed maturity portfolio and the interest rate swaps.

$ in millions	Fair Value at December 31, 2003	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$6,248.1	100 bp decrease	$6,446.4	$128.9
		50 bp decrease	6,349.7	66.0
		50 bp increase	6,142.0	(69.0)
		100 bp increase	6,039.8	(135.4)

Pension fixed maturity investments	$245.2	100 bp decrease	$253.8	$5.6
		50 bp decrease	248.7	2.3
		50 bp increase	239.1	(4.0)
		100 bp increase	233.4	(7.7)

Indebtedness.  As of December 31, 2003, White Mountains’ indebtedness consisted primarily of the Senior Notes which have a fixed interest rate.  As a result, White Mountains exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

The Senior Notes were issued in 2003 and White Mountains currently has no intention of redeeming this obligation prior to its maturity of May 15, 2013.  At December 31, 2003, the fair value of White Mountains’ Senior Notes was $723.6 million, which compared to a carrying value of $698.1 million.  The fair value of the Senior Notes was estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices.

Equity Price Risk

The carrying values of White Mountains’ common equity securities and its other investments are based on quoted market prices or management’s estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date.  Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Foreign Currency Exchange Rates

Some of White Mountains’ assets, liabilities, revenues and expenses are denominated in foreign currencies.  White Mountains foreign assets and liabilities are valued using year-end exchange rates and its foreign revenues and expenses are valued using average exchange rates.  Foreign currency exchange rate risk is the risk that White Mountains will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk arises specifically from White Mountains’ foreign investment securities, the net assets and operations of Fund American Re, WMU, certain of Folksamerica’s and British Insurance Company’s operations.  White Mountains believes that the impact of any changes in foreign currency exchange rates would have an insignificant effect on its financial statements as White Mountains’ current net assets and operations denominated in foreign currencies are not material.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 89 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

There have been no significant changes in White Mountains’ internal controls, or in factors that could significantly affect internal controls, subsequent to their most recent evaluation of such controls.

PART III

Item 10.   Directors and Executive Officers

a.   Directors (as of March 1, 2004)

Name	Age	Director since

Class I - Term Ending in 2004
Steven E. Fass	58	2000
K. Thomas Kemp	63	1994
Gordon S. Macklin	75	1987
Joseph S. Steinberg	60	2001
Allan L. Waters	46	2003

Class II - Term Ending in 2005
John J. (“Jack”) Byrne	71	1985
George J. Gillespie, III	73	1986
John D. Gillespie	45	1999
Frank A. Olson	71	1996

Class III - Term Ending in 2006
Raymond Barrette	53	2000
Howard L. Clark, Jr.	60	1986
Robert P. Cochran	54	1994
Lowndes A. Smith	64	2003
Arthur Zankel	72	1992

Information with respect to the principal occupation, business experience, recent business activities involving White Mountains and other affiliations of the directors follows:

Raymond Barrette was appointed President and CEO of the Company on January 1, 2003 and has been a director since 2000.  Mr. Barrette was CEO of OneBeacon from June 2001 to December 2002 and remains its Chairman.  Mr. Barrette joined White Mountains Insurance Group in November 1997 as Executive Vice President and Chief Financial Officer.  He was President from January 2000 to June 2001.  Prior to joining White Mountains, Mr. Barrette had 23 years of experience in the insurance business, mostly at Fireman’s Fund Insurance Company.  He is also Chairman of Folksamerica, Lead Director of Montpelier and a director of several White Mountains subsidiaries.

Jack Byrne has been a director of the Company since 1985.  Mr. Byrne formerly served as Chairman of the Company from 1985 to November 2003, as CEO of the Company from February 2002 to December 2002, as Chairman of the Board of Managers of OneBeacon from June 2001 to December 2001, as CEO of the Company from January 2000 to June 2001, as President and CEO of the Company from 1990 to 1997 and as CEO from 1985 to 1990.  Mr. Byrne also serves as a director of Montpelier.

Howard L. Clark, Jr. has been a director or advisor to the Board since 1986.  He is currently Vice Chairman of Lehman and was Chairman and CEO of Shearson Lehman Brothers Inc. from 1990 to 1993.  Prior to joining Shearson Lehman Brothers Inc., Mr. Clark was Executive Vice President and Chief Financial Officer of American Express.  He is also a director of Lehman Brothers, Maytag Corporation and Walter Industries, Inc.

Robert P. Cochran has been a director of the Company since 1994.  Mr. Cochran was a founding principal of Financial Security Assurance Holdings Ltd. (“FSA”) and has served FSA in various capacities since 1985.  He has been President and CEO and a director of FSA since 1990 and became Chairman in 1997.  He is also Chairman of Financial Security Assurance Inc. and Financial Security Assurance (U.K.) Ltd.

Steven E. Fass has been a director of the Company since 2000.  Mr. Fass has served as President and Chief Executive Officer of Folksamerica and its subsidiaries including Folksamerica Reinsurance Company since 1984.  He joined Folksamerica as its Vice President, Treasurer and Chief Financial Officer in 1980.  Mr. Fass also serves as Chairman of Fund American Re, Chairman of Esurance and is a director of other White Mountains subsidiaries.

George J. Gillespie, III was appointed Chairman of the Company in November 2003 and has been a director of the Company since 1986.  Mr. Gillespie has been a Partner in the law firm of Cravath, Swaine & Moore LLP (“CS&M”) since 1963.  He is also a director of The Washington Post Company.  Mr. Gillespie’s son, John Gillespie, is Deputy Chairman and a director of the Company and is Chairman and President of WM Advisors.

John D. Gillespie has served as a Deputy Chairman of the Company since January 2003 and serves as Chairman and President of WM Advisors. Mr. Gillespie served as Managing Director of OneBeacon from June 2001 to March 2003 and has been a director of the Company since 1999.  He is also the founder and Managing Partner of Prospector”).  Prior to forming Prospector, Mr. Gillespie was President of the T. Rowe Price Growth Stock Fund and the New Age Media Fund, Inc.  Mr. Gillespie serves as a director of Montpelier and other White Mountains subsidiaries.  Mr. Gillespie’s father, George Gillespie, is Chairman of the Company.

K. Thomas Kemp has been a director since 1994.  Mr. Kemp currently serves as a director and Chief Financial Officer of Montpelier.  Mr. Kemp formerly served as an advisor to the Company from December 2002 to December 2003, as the Company’s President from June 2001 to December 2002, as its Deputy Chairman from January 2000 to June 2001 and its President and CEO from 1997 to 2000 and has been with White Mountains since 1991.  Mr. Kemp is also a director of MSA, Amlin plc. and other White Mountains subsidiaries.

Gordon S. Macklin has been a director of the Company since 1987 and served as a Deputy Chairman of the Company from June 2001 to May 2003.  Mr. Macklin formerly served as Chairman of White River Corporation, an information services company, from 1993 to 1998, as Chairman of Hambrecht and Quist Group, a venture capital and investment banking company, from 1987 until 1992, and as President of the National Association of Securities Dealers, Inc. from 1970 until 1987.  He is a director of Martek Biosciences Corporation, MedImmune Inc., Overstock.com and Spacehab, Inc., and is a trustee, director or managing general partner (as the case may be) of 48 of the investment companies in the Franklin Templeton Group of Funds.

Frank A. Olson has been a director of the Company since 1996.  Mr. Olson is Chairman Emeritus of The Hertz Corporation (“Hertz”).  Mr. Olson served as the CEO of Hertz from 1977 to 1999 and has been with that company since 1964.  He is also a director of Franklin Templeton Investments Corp., Amerada Hess Corporation and Becton, Dickinson and Company.

Lowndes A. Smith was appointed a director of the Company in November 2003. Mr. Smith formerly served as Vice Chairman of The Hartford Financial Services Group and President and CEO of Hartford Life Insurance Company.  He joined the Hartford in 1968.  Mr. Smith is also a director of Hartford Mutual Fund and is Chairman of the Connecticut Children’s Medical Center.

Joseph S. Steinberg has been a director of the Company since June 2001.  Mr. Steinberg has served as the President of Leucadia National Corporation (“Leucadia”) since 1978.  Mr. Steinberg is also a director of MK Gold Company, Finova Group, Inc. and Jordan Industries, Inc.  In addition, Mr. Steinberg is Chairman of Olympus Re Holdings, Ltd., Olympus Reinsurance Ltd. and HomeFed Corporation.

Allan L. Waters was appointed a director of the Company in November 2003.  Mr. Waters is Managing Member of Mulherrin Capital Advisors, LLC, a financial services consulting firm he founded in 1998.  Mr. Waters formerly served as the Company’s Chief Financial Officer from 1993 to 1997, as its Vice President and Controller from 1990 to 1993 and as its Vice President Finance from 1987 to 1990.

Arthur Zankel has been a director or advisor to the board since 1992.  He served as a General Partner of First Manhattan Co. from 1965 to 1999 and was Co-Managing Partner of First Manhattan from 1979 to 1997.  Mr. Zankel is currently Senior Managing Member of High Rise Capital Advisors LLC.  Mr. Zankel is also a director of Citigroup, Inc.

b.   Executive Officers (as of March 1, 2004)

Name	Position	Age	Executive officer since

Raymond Barrette	President and CEO	53	1997
John P. Cavoores	Managing Director, President and CEO of OneBeacon	46	2002
Charles B. Chokel	Managing Director of White Mountains Capital, Inc.	50	2002
Steven E. Fass	President and CEO of Folksamerica	58	2002
David T. Foy	Executive Vice President and Chief Financial Officer	37	2003
John D. Gillespie	President of WM Advisors	44	2001
J. Brian Palmer	Chief Accounting Officer	31	2001
Robert L. Seelig	Vice President and General Counsel	35	2002

All executive officers of the Company and its subsidiaries are elected by the Board for a term of one-year or until their successors have been elected and have duly qualified.  Information with respect to the principal occupation and relevant business experience of the Executive Officers (excluding information concerning Messrs. Barrette, Gillespie and Fass which has been previously supplied under this Item) follows:

Mr. Cavoores was appointed Managing Director and President OneBeacon in December 2001 and was appointed CEO of OneBeacon in September 2003.  Mr. Cavoores formerly served as a Managing Director of Fund American from 2000 to June 2001 and as a Managing Director of OneBeacon from June 2001 to December 2001.  Prior to joining White Mountains in 2001, Mr. Cavoores served as Chief Underwriting Officer of worldwide specialty business at Chubb Corporation. Mr. Cavoores was with Chubb since 1981.

Mr. Chokel has served as Managing Director of White Mountains Capital, Inc. since September 2003. Prior to that he served as has served as Managing Director and Chief Administrative Officer of OneBeacon since January 2003 and as Managing Director since March 2002.  Prior to joining OneBeacon, Mr. Chokel served as Executive Vice President and Chief Financial Officer of Conseco, Inc. from March 2001 to March 2002 and as Co-CEO of The Progressive Corporation from January 1999 to January 2001.  Mr. Chokel was with Progressive since 1978.

Mr. Foy was appointed Executive Vice President and Chief Financial Officer of the Company in April 2003. Prior to joining White Mountains in 2003, Mr. Foy served as Senior Vice President and Chief Financial Officer of Hartford Life Inc. and joined that company in 1993.  Prior to joining Hartford Life, Mr. Foy was with Milliman and Robertson, an actuarial consulting firm.

Mr. Palmer has served as Chief Accounting Officer since June 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers LLP.

Mr. Seelig is Vice President and General Counsel of the Company.  Prior to joining White Mountains in September 2002, Mr. Seelig was with the law firm of CS&M.

c.   Audit Committee Financial Expert

On February 25, 2004, the Board reconstituted its Audit Committee in response to newly proposed independence standards for directors.  The Audit Committee now consists of Messrs. Smith (as Chairman), Olson and Steinberg.

The Board has determined that, of the persons on the Audit Committee, at a minimum Mr. Smith meets the requirements of being an Audit Committee Financial Expert as defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

d.   Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which governs the conduct of all White Mountains employees.  This document is available at www.whitemountains.com.

e.   Compliance with Section 16(a) of the Exchange Act

Pursuant to SEC rules relating to the reporting of changes in beneficial ownership of Common Shares, the Executive Officers, Directors and greater than 10% Members are believed to have filed all reports required under Section 16 on a timely basis during 2003, except for Mr. Cavoores who was late in filing a Form 4 relating to his purchase of 100 Common Shares on June 5, 2003.

Item 11.   Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth certain information regarding the salary, incentive compensation and benefits paid by White Mountains with respect to 2003 to its CEO and its four most highly compensated Executive Officers (collectively, the “Named Executive Officers”).

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Share Awards ($) (a)	Securities Underlying Options (#)	LTIP Payouts ($) (b)	All Other Compen- sation ($) (c)(d)
Raymond Barrette	2003	400,000	250,000	0	0	0	10,273,313	56,539
President and CEO	2002	400,000	260,000	0	0	0	6,510,000	149,090
	2001	400,000	0	0	7,044,500	0	3,960,000	41,016

John D. Gillespie	2003	400,000	305,000	0	0	0	10,273,313	62,317
President of	2002	400,000	330,000	0	0	0	0	66,037
WM Advisors	2001	400,000	110,000	0	1,384,000	0	0	3,219

Steven E. Fass	2003	466,000	700,000	0	0	0	2,222,162	16,019
President and CEO of	2002	466,000	700,000	0	0	0	1,726,440	31,062
Folksamerica	2001	466,000	0	0	865,000	0	244,845	26,310

David T. Foy (e)	2003	307,692	700,000	0	1,023,000	0	0	0
Executive Vice President and
Chief Financial Officer

John P. Cavoores	2003	400,000	200,000	0	0	0	4,109,325	70,524
President and CEO of	2002	400,000	320,000	0	0	0	0	46,292
OneBeacon	2001	400,000	200,000	0	519,000	0	0	33,818

(a)          Represents the value of Restricted Share awards under the Incentive Plan as of their respective award dates. Restricted Shares vest over a fixed term from the date of grant based on continuous service by the employee throughout such period. Restricted Shares are considered outstanding Common Shares when awarded and are therefore entitled to Common Share dividends when declared and paid. The Company awarded Mr. Foy 3,000 Restricted Shares in April 2003 which are scheduled to vest in April 2006. The market value of Mr. Foy’s unvested Restricted Shares totalled $1,379,850 as of December 31, 2003. The Company awarded Messrs. Barrette, Gillespie, Fass and Cavoores 17,000; 4,000; 2,500 and 1,500 Restricted Shares in June 2001, respectively, which were scheduled to vest in June 2003 and awarded Mr. Barrette 3,750 Restricted Shares in February 2001 which were scheduled to vest in December 2002 (see note (d) below).

(b)         Represents Performance Shares earned under the Incentive Plan and, for Mr. Fass, cash awards earned under the Folksamerica Holding Company, Inc. Long-term Incentive Plan.

(c)          Amounts include, when applicable, 401(k) Savings Plan employer matching contributions (which did not exceed $12,000 per individual), director fees and retainers paid by companies in which White Mountains is entitled to board representation and imputed income items relating primarily to corporate-provided housing, personal use of White Mountains’ aircraft and the value of life insurance provided in excess of $50,000 of coverage. The amounts for 2003 relating to such imputed income items for Messrs. Barrette, Gillespie, Fass, Foy and Cavoores were $12,789; $567; $4,019; $0 and $70,524, respectively. The amounts for 2003, 2002 and 2001 relating to director fees and retainers of affiliates include $31,750; $51,500 and $9,685 for Mr. Barrette and $57,750; $57,000 and $0 for Mr. Gillespie.

(d)         During 2003, the Company repurchased from Messrs. Barrette, Gillespie and Fass 17,000; 4,000 and 2,500 Restricted Shares, respectively, and in December 2002 repurchased from Mr. Barrette 3,750 Restricted Shares, in each case for $.01 per share. Each were granted an amount equivalent to the market value of such Restricted Shares (2003: $6,987,000 for Mr. Barrette, $1,644,000 for Mr. Gillespie and $1,027,500 for Mr. Fass; 2002: $1,218,750 for Mr. Barrette) in various non-qualified deferred compensation plans of the Company and its subsidiaries. The Company concluded that these transactions created no additional compensation for the aforementioned Named Executive Officers.

(e)          Mr. Foy joined the Company during 2003. Mr. Foy’s annual bonus compensation includes a one-time $500,000 sign-on bonus.

Option Grants in Last Fiscal Year

The Company did not grant any Options during 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes, for the applicable Named Executive Officers, Options exercised during the Company’s latest fiscal year, and the number and in-the-money value of Options outstanding as of December 31, 2003.

			As of December 31, 2003
	Year ended December 31, 2003		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the- Money Options at Fiscal Year-End ($)
Name	Common Shares Acquired	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Raymond Barrette	—	$—	2,265	5,400	$740,921	$1,766,434
Steven E. Fass	—	—	3,600	5,400	1,177,622	1,766,434

Long-Term Incentive Plans - Awards in Last Fiscal Year

Performance Shares.  The following table summarizes the performance share awards made to the applicable Named Executive Officers during 2003.

	Number of Common Shares (#)	Performance period for payout
			Estimated Future Payouts (a)
Name			Threshold (#)	Target (#)	Maximum (#)
Raymond Barrette	13,000	3 yrs.	—	13,000	26,000
David T. Foy	10,000	3 yrs.	—	10,000	20,000
Steven E. Fass	5,000	3 yrs.	—	5,000	10,000
John D. Gillespie	13,000	3 yrs.	—	13,000	26,000
John P. Cavoores	3,000	3 yrs.	—	3,000	6,000

(a)          Performance shares are payable upon completion of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned.  Performance shares are paid in cash but can be paid in Common Shares if the Board so determines.  With respect to the 2003 performance shares awarded to Messrs. Barrette, Foy, Fass and Cavoores, “Target” performance is the attainment of a corporate annualized return on equity (“ROE”) of 11.0% after tax as measured by the Company’s growth in its intrinsic business value.  At an ROE of 4% or less (“Threshold”) the percentage of performance shares payable will be 0% and at an ROE of 21% or more (“Maximum”) the percentage of performance shares will become 200% of target.  With respect to 50% of the 2003 performance shares awarded to Mr. Gillespie, “Target” performance is the attainment of a 11% ROE, as described above, and 50% is the attainment of a return on invested assets of 150 basis points over the applicable return on the ten-year United States treasury rate.  At a return on invested assets equal to the applicable return on the ten-year United States treasury rate (“Threshold”) the percentage of performance shares payable will be 0% and at a return on invested assets of 325 basis points over the applicable return on the ten-year United States treasury rate (“Maximum”) the percentage of performance shares will become 200% of target.

Other awards.   Mr. Fass was also granted a contingent cash award under the Folksamerica Holding Company, Inc. Long-Term Incentive Plan during 2003.  The “Target” amount of this award was initially determined as 100% of Mr. Fass’ eligible base salary (or $466,000) which is subsequently increased or decreased by Folksamerica’s ROE during the performance period.  With respect to this award, “Target” performance is the attainment of an 18% ROE, as measured by Folksamerica’s pretax return on standard capital.

Mr. Cavoores was also granted a contingent cash award under the OneBeacon Performance Unit Plan during 2003.  The “Target” amount of this award was initially determined as 10,000 Performance Units (which are initially valued at $100 per unit) which value is subsequently increased or decreased by OneBeacon’s pretax ROE during the performance period.  With respect to this award, “Target” performance is the attainment of a combined ratio (as computed under generally accepted accounting principles or “GAAP”) of 96%.

COMPENSATION OF DIRECTORS

Standard Arrangements

Messrs. Byrne, Clark, Cochran, George Gillespie, Kemp, Macklin, Olson, Steinberg and Zankel each received a retainer of $60,000 (with Messrs. Smith and Waters receiving a partial-year retainer of $30,000) as a director during 2003 and fees of no more than $4,000 for each Board meeting and committee meeting attended.  In addition, Messrs. Byrne, Clark, Cochran and George Gillespie also received additional retainers of $50,000, $25,000, $25,000 and $200,000 for their roles as Chairman of the Board (through November 2003), Chairman of the Audit Committee,  Chairman of the Compensation and Human Resources Committees and Chairman of the Board (effective November 2003), respectively.  Each of the retainers mentioned above relate to the twelve month period from May 2003 to May 2004. Further, Mr. Kemp retired as President of the Company on December 31, 2002 and received an additional retainer of $20,000 for his services as a non-employee director for the period from January 2003 to May 2003.  Messrs. Barrette, Fass and John Gillespie did not receive compensation for their role as a director during 2003.

Other Arrangements

During  2003 Mr. Kemp received $57,000 in cash compensation for his role as Senior Advisor to the Company.  This arrangement was terminated on December 31, 2003.

Messrs. Byrne and Kemp were previously awarded 25,000 and 1,000 Restricted Shares, respectively, which were scheduled to vest in June 2003.  Mr. Byrne’s Restricted Shares fully vested in June 2003 and Mr. Kemp’s Restricted Shares were repurchased for $.01 per share in June 2003 at which time Mr. Kemp was granted an amount equivalent to the market value of such repurchased Restricted Shares in a non-qualified deferred compensation plan of the Company.  The value earned by Messrs. Byrne and Kemp with respect to these transactions totalled $10,275,000 and $411,000, respectively.

In May 2003 all outstanding performance shares previously issued to Messrs. Byrne, Kemp, Macklin and Waters were terminated early in light of newly proposed independence standards for directors and were paid in cash or by deferral.  The value of the performance shares deemed earned in May 2003 for Messrs. Byrne, Kemp, Macklin and Waters totalled $10,206,900, $1,188,000, $514,800 and $1,188,000, respectively.

Messrs. Byrne and Kemp received their awards of Restricted Shares and performance shares earned during 2003 while serving as Executive Officers of the Company.  Mr. Macklin received his award of performance shares earned during 2003 while serving as Deputy Chairman of the Company.  Mr. Waters received his award of performance shares earned during 2003 while serving as an advisor to the Company, particularly with respect to his role in evaluating the acquisition of OneBeacon.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Principal Holders of Common Shares

To the knowledge of the Company, there was no person or entity beneficially owning more than 5% of the Common Shares outstanding as of February 27, 2004, except as shown below.  Common Shares are the only class of the Company’s securities that are eligible to vote.

Name and address of beneficial owner	Number of Common Shares beneficially owned (a)	Percent of Class (b)

Franklin Mutual Advisers LLC51 JFK Parkway, Short Hills, NJ 07078 (c)	1,970,933	21.8%
Berkshire Hathaway Inc. 1440 Kiewit Plaza, Omaha, NE 68131	1,724,200	16.0%
Jack Byrne80 South Main Street, Hanover, NH 03755 (d)	1,037,377	11.5%

(a)          The Common Shares shown as beneficially owned by Berkshire Hathaway Inc. (“Berkshire”) represent Common Shares issuable upon the exercise of warrants to acquire Common Shares.  Berkshire cannot vote the Common Shares underlying the warrants until they are exercised.  The warrants are currently exercisable.

(b)         Based upon the total Common Shares outstanding at February 27, 2004 for all holders shown above except for Berkshire.  For Berkshire, this figure represents Berkshire’s percentage of all Common Shares outstanding assuming the exercise of its warrants to acquire 1,724,200 Common Shares.

(c)          The Common Shares beneficially owned by Franklin Mutual Advisers LLC (“Franklin”) were acquired for investment purposes on behalf of client investment advisory accounts.

(d)         Includes 631,334 Common Shares owned directly by several Grantor Retained Annuity Trusts established by Mr. Byrne which are deemed to be indirectly beneficially owned.  Includes 1,150 Common Shares owned and voted by Mr. Byrne’s spouse which he is deemed to indirectly beneficially own.  Does not include 72,775 Common Shares contributed to trusts and charitable foundations for which Mr. Byrne disclaims beneficial ownership, but for which his spouse retains voting power.

Beneficial Stock Ownership of Directors and Executive Officers

The following table sets forth, as of February 27, 2004, beneficial ownership of Common Shares by each director of the Company, by certain named Executive Officers, and by all Directors and Executive Officers as a group.

	Number of Common Shares owned
Directors and Executive Officers	Beneficially (a)(b)	Economically (c)
Raymond Barrette	25,985	114,104
Jack Byrne (d)	1,037,377	1,037,377
John P. Cavoores	1,460	17,608
Howard L. Clark, Jr.	1,000	1,000
Robert P. Cochran	25,000	25,000
Steven E. Fass	7,377	37,777
David T. Foy	—	21,000
George J. Gillespie, III	1,000	1,000
John D. Gillespie (e)	63,698	105,706
K. Thomas Kemp	84,943	95,997
Gordon S. Macklin	15,000	15,000
Frank A. Olson	3,000	3,000
Lowndes A. Smith	—	—
Joseph S. Steinberg (f)	—	—
Allan L. Waters	3,792	3,792
Arthur Zankel	8,600	8,600
All Directors and Executive Officers as a group (19 persons)	1,278,686	1,511,936

(a)          The Common Shares beneficially owned by Messrs Byrne and all Directors and Executive Officers as a group represent 11.5% and 14.2% of the total Common Shares outstanding at February 27, 2004, respectively.  No other Director or Executive Officer beneficially owned 1% or more of the total Common Shares outstanding at that date. Beneficial ownership has been determined in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.

(b)         Includes vested and unexercised options (“Options”) to acquire 2,265 and 3,600 Common Shares for Messrs. Barrette and Fass, respectively.  Excludes 3,000 unearned Restricted Shares held by Mr. Foy.

(c)          Incremental Common Shares shown as economically owned by Directors and Executive Officers represent unearned performance share awards, unvested Option awards, unearned Restricted Shares and earned phantom shares on compensation deferred.

(d)         Includes 631,334 Common Shares owned directly by several Grantor Retained Annuity Trusts established by Mr. Byrne which are deemed to be indirectly beneficially owned.  Includes 1,150 Common Shares owned and voted by Mr. Byrne’s spouse which he is deemed to indirectly beneficially own. Does not include 72,775 Common Shares contributed to trusts and charitable foundations for which Mr. Byrne disclaims beneficial ownership, but for which his spouse retains voting power.

(e)          Includes 62,000 Common Shares owned by various funds of Prospector in which Mr. Gillespie is either general manager or investment manager.  Mr. Gillespie disclaims beneficial ownership of such Common Shares except to the extent of his pecuniary interest in such funds.

(f)            Does not include any interest in 375,000 Common Shares (approximately 4.2% of the total Common Shares outstanding on February 27, 2004) beneficially owned by Leucadia.  Mr. Steinberg is the President and a Director of Leucadia and, together with certain family members, Mr. Steinberg currently beneficially owns approximately 13% of the common shares of Leucadia. By virtue of his beneficial ownership of and relationship with Leucadia, Mr. Steinberg may be deemed to be an indirect beneficial owner of the Common Shares owned by Leucadia.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003 with respect to Common Shares that may be issued under White Mountains’ existing incentive compensation plans.  Performance shares awarded under the Incentive Plan and the OneBeacon’s Performance Plan (the “OB Performance Plan”) are typically paid in cash, though they may be paid in Common Shares at the election of the Compensation Committee.  For that reason, these plans are listed in the Equity Compensation Plan Table below.  The Folksamerica Holding Company, Inc. Long-Term Incentive Plan and the Folksamerica Holding Company, Inc./White Mountains Performance Share Plan are cash-based plans which do not provide for the issuance of Common Shares and are therefore excluded from this table.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - Incentive Plan:			144,800
Performance shares	197,800	$—
Restricted Shares (1)	6,000	—
Options (2)	50,565	132.83
Equity compensation plans not approved by security holders - OB Performance Plan (3):
Performance shares	199,874	$—	198,423

(1)          The outstanding restricted shares, which were granted in 2003, are currently outstanding but have not been earned.  Restricted Shares vest over a fixed term from the date of grant based on continuous service by the employee throughout such period.

(2)          The outstanding Options were granted in 2000 at an exercise price equal to the underlying market value of Common Shares on the date of grant.  The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. The weighted average shown above represents the effective exercise price per Option at December 31, 2003.

(3)          The OB Performance Plan is a long-term incentive plan of OneBeacon which provides for granting of performance shares to certain of its key employees. The performance goals for full payment of performance shares issued under the OB Performance Plan are similar to those of the Incentive Plan.  At the time of its adoption, the OB Performance Plan was not required to be approved by Members under applicable rules and regulations.

Item 13.   Certain Relationships and Related Transactions

Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman Brothers Inc. (“Lehman”).  Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.  Lehman was lead underwriter Fund American’s $700.0 million Senior Notes, for which White Mountains paid Lehman $3.5 million in underwriting discounts and fees during 2003.  Lehman was also the arranger, the administrative agent and a lender under the Old Bank Facility that the Company prepaid in 2003 and is a lender under the New Bank Facility. See Note 6.

Mr. George Gillespie, a Director of the Company, is a Partner at CS&M, which has been retained by White Mountains from time to time to perform legal services.  During 2003, White Mountains paid CS&M approximately $1.0 million for legal services rendered.

Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director and Deputy Chairman of the Company and President of WM Advisors, may continue his active involvement with Prospector Partners, LLC (“Prospector”), so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to WM Advisors.  The agreement specifies procedures pursuant to which Prospector’s funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds.  Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies.  At December 31, 2003, White Mountains had $99.8 million invested in funds managed by Prospector.

In September 2001, White Mountains entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and the Gillespie Trusts.  For 2003, the rental payments attributable to Mr. Gillespie’s ownership in the building totalled approximately $15,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totalled approximately $124,000.

Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Dowling & Partners Connecticut Fund III, LP (“Fund III”).  OBPP and Folksamerica Specialty Underwriting, Inc. (“FSUI”) have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other.  As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above.

Mr. Zankel is Senior Managing Member of the General Partner of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners, L.P and Cedar Bridge Realty Fund, L.P.  At December 31, 2003, White Mountains had $6.6 million in limited partnership investment interests in High Rise Partners, L.P. and $3.6 million in limited partnership investment interests in Cedar Bridge Realty Fund, L.P.  In addition, at December 31, 2003 White Mountains owned $48.9 million in investments that are managed by High Rise Capital Advisors LLC.

WM Advisors provides investment advisory and management services to Montpelier Re and Olympus.  Montpelier Re and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%.  This agreement may be terminated by either party upon 30 days written notice.  At December 31, 2003, WM Advisors had $2,074.8 million and $805.5 million of assets under management from Montpelier Re and Olympus, respectively.  During 2003, WM Advisors had received $2.9 million and $1.3 million in fees from Montpelier Re and Olympus, respectively.

Item 14.   Principal Accountant Fees and Services

The Audit Committee, pursuant to its policy, pre-approves the scope and fees for all services performed by the independent auditors. Annually, the Audit Committee receives and pre-approves a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financials. All other audit, audit-related and non audit-related services rendered by the independent auditors also require pre-approval, which may be granted in accordance with the provisions of the policy either (a) at a meeting of the full Audit Committee, (b) on an interim basis by the Chairman of the Audit Committee, provided that the requested services are not expressly prohibited and are communicated to the Audit Committee at its next regularly scheduled meeting, or (c) on a per-project basis through specific compliance with pre-approved definitions of services that do not exceed per-project limits established by the Committee, provided that the Company’s General Auditor makes a full report of all services pre-approved by the policy at the next regularly scheduled meeting of the Committee.

It is the intent of the policy to assure that the independent auditor’s performance of audit, audit-related and non audit-related services are consistent with all applicable rules on auditor independence. As such, services expressly prohibited by the Audit Committee under its policy include bookkeeping or other services related to the accounting records or financial statements of the Company or its subsidiaries; financial information systems design and implementation; appraisal and valuation services, fairness opinions; contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment advisor or investment banking services; legal services; and expert services unrelated to the audit.

All services performed by the Company’s independent auditor, PricewaterhouseCoopers (“PwC”), in 2003 were pre-approved by the Audit Committee pursuant to the policy described above.

The services performed by PwC in 2003 and 2002 are described below. PwC does not provide any services to the Company prohibited under applicable laws and regulations, such as financial information systems design and implementation.  From time to time, PwC may perform permissible consulting services for the Company, provided they have been pre-approved in accordance with the policy described above. To the extent consulting services are provided by PwC, they are closely monitored and controlled by both management and the Audit Committee to ensure that their nature and extent do not interfere with PwC’s independence. The independence of PwC also is considered annually by the Audit Committee.

The following table sets forth the approximate aggregate fees billed by the Company’s independent auditor for professional services provided in 2003 and 2002:

	2003	2002

Audit Fees (1)	$2,629,400	$2,739,200
Audit-Related Fees (2)	1,711,900	915,000
Tax Fees (3)	1,067,100	635,200
All Other Fees (4)	—	2,390,100

(1)          The fees in this category were for professional services rendered in connection with (i) the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K, (ii) the review of the Company’s quarterly financial statements set forth in the Company s Quarterly Reports on Form 10-Q, (iii) audits of the Company’s subsidiaries that are required by statute or regulation, and (iv) services that generally only the Company’s independent auditors reasonably can provide, such as comfort letters, consents and agreed upon procedures reports.

(2)          The fees in this category were for professional services rendered in connection with (i) consultations concerning financial accounting and reporting standards of transactions or events, (ii) internal control reviews, (iii) employee benefit plan audits and (iv) due diligence services.

(3)          The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.

(4)          The fees in this category were for non-financial information systems technology consulting.  Of these fees, $1,658,400 related to services provided by PwC Consulting prior to the sale of this division to IBM on October 1, 2002.  The services provided by PwC Consulting related to various non-financial information systems consulting projects.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 89 of this report.  A listing of exhibits filed as part of the report appear on pages 86 through 87 of this report.

b.   Reports on Form 8-K

On November 3, 2003 the Company filed a Form 8-K (Item 12) which served to furnish information regarding its press release announcing its results for the three and nine month periods ended September 30, 2003.

On December 9, 2003, the Company filed a Form 8-K (Item 5) and announced that, through a subsidiary, it entered into a definitive agreement with a subsidiary of ABB Ltd to acquire the Sirius Insurance Group, an insurance and reinsurance organization based in Sweden.

c.   Exhibits

Exhibit number	Name

2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)

3.1	Memorandum of Continuance of the Company (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)

3.2	Bye-Laws of the Company (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)

10.1

Purchase Agreement between ABB Holding AG, as Seller, and Fund American Holdings AB, as Purchaser, dated December 8, 2003 (incorporated by reference herein to Exhibit 99(a) of the Company’s Report on Form 8-K dated December 8, 2003)

10.2

$300,000,000 Credit Agreement, dated as of September 24, 2003, among The Company and Fund American, as the borrowers, the several lenders from time to time parties hereto, Bank One, NA, as Syndication Agent, and Fleet National Bank, as Administrative Agent. (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated November 4, 2003)

10.3

Amended and Restated Credit Agreement dated as of October 20, 2002, among Fund American Enterprises Holdings, Inc. and Fund American Companies, Inc. (as borrowers), Lehman Brothers, Inc. (as arranger), Fleet National Bank (as syndication agent), Bank of America, N.A. and Bank One, N.A. (as co-documentation agent), Lehman Commercial Paper Inc. (as administration agent) and the several lenders as parties thereto  (incorporated by reference herein to Exhibit 99(a) of the Company’s Report on Form 8-K dated October 31, 2002)

10.4

Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company’s Report on Form 8-K dated June 1, 2001)

10.5

Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company’s Report on Form 8-K dated June 1, 2001)

10.6	Warrant Agreement among the Registrant and Berkshire dated May 30, 2001 (incorporated by reference herein to Exhibits 99(s) of the Company’s Report on Form 8-K dated June 1, 2001)

10.7

Subscription Agreement among Berkshire, Fund American Companies, Inc. and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company’s Report on Form 8-K dated June 1, 2001)

10.8

Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents  (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company’s Report on Form 8-K dated November 1, 2001)

10.9	VGI Stock Acquisition Agreement dated February 10, 1999 between Unitrin, Inc. and the Company (incorporated by reference herein to Exhibit 10(n) of the Company’s 1998 Annual Report on Form 10-K)

10.10

Subscription Agreement for the purchase of Convertible Preference Shares of the Company and the related terms and conditions thereto, each dated as of October 23, 2002, among the investment funds managed by Franklin Mutual Advisors, LLC and the Company (incorporated by reference herein to Exhibits 99(a) and 99(b) of the Company’s Report on Form 8-K dated October 24, 2002)

10.11	Folksamerica Holding Company, Inc. Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10(r) of the Company’s 2002 Annual Report on Form 10-K) (**)

10.12	Folksamerica Holding Company, Inc. White Mountains Performance Share Plan (incorporated by reference herein to Exhibit 10(s) of the Company’s 2002 Annual Report on Form 10-K) (**)

10.13

White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix I of the Company’s Notice of 2001 Annual General Meeting of Shareholders and Proxy Statement dated July 5, 2001)  (**)

10.14	White Mountains Insurance Group Deferred Compensation Plan (*) (**)

10.15	Fund American Deferred Compensation Plan (*) (**)

10.16	OneBeacon Insurance Performance Unit Plan (*) (**)

10.17	OneBeacon Insurance Supplemental Plan (incorporated by reference herein to Exhibit 4(c) of the Company’s Report on Form S-8 dated August 27, 2001) (**)

10.18	OneBeacon Insurance Deferred Compensation Plan (*) (**)

10.19

Employment Agreement dated January 1, 2001 among John D. Gillespie and Fund American Companies, Inc. (incorporated by reference herein to Exhibit 10(y) of the Company’s 2001 Annual Report on Form 10-K)  (**)

10.20

Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10(z) of the Company’s 2001 Annual Report on Form 10-K)  (**)

11	Statement Re Computation of Per Share Earnings (***)

12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)

21	Subsidiaries of the Registrant (*)

23	Consent of PricewaterhouseCoopers LLP dated March 1, 2004 (*)

24	Powers of Attorney (*)

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended (*)

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended (*)

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99

Text entitled “Non-Asbestos and Environmental Reserves” under the caption “Loss and Loss Adjustment Expense Reserves” (incorporated by reference herein to pages 31 through 43 of the Company’s Form S-3 dated March 14, 2003)

(*)                                 Included herein.

(**)                          Management contracts or compensation plans/arrangements required to be filed as an exhibit pursuant to Item 15c of Form 10-K.

(***)                   Not included herein as the information is contained elsewhere within report.  See Note 1 of the Notes to Consolidated Financial Statements.

d.   Financial Statement Schedules

The financial statement schedules and report of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page 89 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: March 1, 2004	By:	/s/ J. BRIAN PALMER
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE	Director, President and CEO	March 1, 2004
Raymond Barrette	(Principal Executive Officer)

/s/ JOHN J. BYRNE*	Director	March 1, 2004
John J. Byrne

/s/ HOWARD L. CLARK, JR.*	Director	March 1, 2004
Howard L. Clark, Jr.

/s/ ROBERT P. COCHRAN*	Director	March 1, 2004
Robert P. Cochran

/s/ STEVEN E. FASS*	Director	March 1, 2004
Steven E. Fass

/s/ DAVID T. FOY	Executive Vice President and CFO	March 1, 2004
David T. Foy	(Principal Financial Officer)

/s/ GEORGE J. GILLESPIE, III*	Chairman	March 1, 2004
George J. Gillespie, III

/s/ JOHN D. GILLESPIE*	Director	March 1, 2004
John D. Gillespie

/s/ K. THOMAS KEMP*	Director	March 1, 2004
K. Thomas Kemp

/s/ GORDON S. MACKLIN*	Director	March 1, 2004
Gordon S. Macklin

/s/ FRANK A. OLSON*	Director	March 1, 2004
Frank A. Olson

/s/ J. BRIAN PALMER	Chief Accounting Officer	March 1, 2004
J. Brian Palmer	(Principal Accounting Officer)

/s/ LOWNDES A. SMITH*	Director	March 1, 2004
Lowndes A. Smith

/s/ JOSEPH S. STEINBERG*	Director	March 1, 2004
Joseph S. Steinberg

/s/ ALLAN L. WATERS*	Director	March 1, 2004
Allan L. Waters

/s/ ARTHUR ZANKEL*	Director	March 1, 2004
Arthur Zankel

*By: /s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
$ in millions, except share amounts	2003	2002
Assets
Fixed maturity investments, at fair value (cost $6,010.2 and $6,407.5)	$6,248.1	$6,669.1
Short-term investments, at amortized cost (which approximates fair value)	1,546.6	1,790.6
Common equity securities, at fair value (cost $396.2 and $252.3)	513.6	275.0
Other investments (cost $184.0 and $142.3)	239.2	164.7
Total investments	8,547.5	8,899.4
Cash	89.9	121.5
Reinsurance recoverable on unpaid losses	1,213.5	1,445.2
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	2,260.3	2,626.7
Reinsurance recoverable on paid losses	121.7	159.8
Accounts receivable on unsettled investment sales	9.1	160.8
Insurance and reinsurance premiums receivable	779.0	830.5
Investments in unconsolidated insurance affiliates	515.9	399.9
Deferred tax asset	260.0	430.0
Deferred acquisition costs	233.6	244.9
Ceded unearned premiums	185.3	163.9
Investment income accrued	73.0	91.4
Other assets	682.2	459.6
Total assets	$14,971.0	$16,033.6
Liabilities
Loss and loss adjustment expense reserves	$7,728.2	$8,875.3
Unearned insurance and reinsurance premiums	1,409.4	1,514.4
Debt	743.0	793.2
Accounts payable on unsettled investment purchases	371.6	495.2
Funds held under reinsurance treaties	211.9	262.4
Other liabilities	1,333.2	1,285.3
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	174.5	—
Held by others (redemption value $20.0)	20.0	—
Total liabilities	11,991.8	13,225.8
Convertible preference shares	—	219.0
Minority interest - mandatorily redeemable preferred stock of subsidiaries	—	180.9
Common shareholders’ equity
Common Shares at $1 par per share– authorized 50,000,000 shares; issued and outstanding 9,007,195 and 8,351,387 shares	9.0	8.4
Paid-in surplus	1,399.6	1,126.2
Retained earnings	1,286.4	1,071.9
Accumulated other comprehensive income, after-tax:
Unrealized gains on investments	286.0	210.2
Unrealized foreign currency translation losses	(.3)	(3.5)
Unearned compensation - restricted Common Share awards	(1.5)	(5.3)
Total common shareholders’ equity	2,979.2	2,407.9
Total liabilities, convertible preference shares, minority interest and common shareholders’ equity	$14,971.0	$16,033.6

See Notes to Consolidated Financial Statements including Note 17 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2003	2002	2001
Revenues
Earned insurance and reinsurance premiums	$3,137.7	$3,576.4	$2,656.1
Net investment income	290.9	366.0	284.5
Net realized investment gains	162.6	156.0	173.1
Amortization of deferred credits and other benefits	—	—	91.6
Other revenue	215.4	113.7	29.1
Total revenues	3,806.6	4,212.1	3,234.4
Expenses
Losses and loss adjustment expenses	2,138.1	2,638.2	2,493.9
Insurance and reinsurance acquisition expenses	611.6	806.3	531.0
Other underwriting expenses	363.3	403.9	436.3
General and administrative expenses	201.8	92.7	40.2
Accretion of fair value adjustment to loss and loss adjustment expense reserves	48.6	79.8	56.0
Interest expense on debt	48.6	71.8	45.7
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	22.3	—	—
Share appreciation expense for Series B Warrants	—	—	58.8
Total expenses	3,434.3	4,092.7	3,661.9
Pretax income (loss)	372.3	119.4	(427.5)
Income tax (provision) benefit	(127.6)	(11.7)	179.2
Net income (loss) before minority interest, equity in earnings of affiliates, accounting changes and extraordinary items	244.7	107.7	(248.3)
Dividends on mandatorily redeemable preferred stock of subsidiaries	(15.1)	(30.3)	(18.1)
Accretion of preferred stock of subsidiaries to face value	(6.4)	(10.6)	(5.1)
Equity in earnings of unconsolidated affiliates	57.4	14.0	.4
Net income (loss) before accounting changes and extraordinary items	280.6	80.8	(271.1)
Cumulative effect of changes in accounting principles	—	660.2	—
Excess of fair value of acquired net assets over cost	—	7.1	16.6
Loss on early extinguishment of debt	—	—	(4.8)
Net income (loss)	280.6	748.1	(259.3)
Net change in unrealized gains and losses for investments held	163.1	298.7	(4.5)
Net change in foreign currency translation	3.2	(1.4)	(2.0)
Recognition of unrealized gains and losses for investments sold	(87.3)	(95.0)	(36.0)
Comprehensive net income (loss)	$359.6	$950.4	$(301.8)
Computation of net income (loss) available to common shareholders
Net income (loss)	$280.6	$748.1	$(259.3)
Redemption value adjustment - Convertible preference shares	(49.5)	(19.0)	(305.1)
Dividends declared on Convertible preference shares	—	(.4)	(.3)
Net income (loss) available to common shareholders	$231.1	$728.7	$(564.7)
Basic earnings per Common Share
Net income (loss) before accounting changes and extraordinary items	$26.48	$7.47	$(86.52)
Net income (loss)	26.48	88.61	(84.75)
Diluted earnings per Common Share
Net income (loss) before accounting changes and extraordinary items	$23.63	$6.80	$(86.52)
Net income (loss)	23.63	80.75	(84.75)
Dividends declared and paid per Common Share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Millions	Total	Common Shares and paid-in surplus	Retained earnings	Accumulated other comprehensive income	Unearned compensation
Balances at January 1, 2001	$1,046.5	$72.1	$927.5	$46.9	$—
Net loss	(259.3)	—	(259.3)	—	—
Net change in unrealized investment gains	(41.1)	—	—	(41.1)	—
Net change in foreign currency translation	(1.4)	—	—	(1.4)	—
Dividends declared on Convertible Preference Shares	(.3)	—	(.3)	—	—
Dividends declared on Common Shares	(5.9)	—	(5.9)	—	—
Issuances of Common Shares	779.6	779.6	—	—	—
Redemption value adjustment - Convertible Preference Shares	(305.1)	—	(305.1)	—	—
Repurchases and retirements of Common Shares	(1.9)	(.1)	(1.8)	—	—
Issuance of Warrants	213.6	213.6	—	—	—
Issuance of Restricted Shares	—	31.9	—	—	(31.9)
Amortization of Restricted Share awards	10.4	—	—	—	10.4
Accrued Option expense	9.5	9.5	—	—	—
Balances at December 31, 2001	1,444.6	1,106.6	355.1	4.4	(21.5)
Net income	748.1	—	748.1	—	—
Net change in unrealized investment gains	203.7	—	—	203.7	—
Net change in foreign currency translation	(1.4)	—	—	(1.4)	—
Dividends declared on Convertible Preference Shares	(.4)	—	(.4)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	30.2	30.2	—	—	—
Redemption value adjustment - Convertible Preference Shares	(19.0)	—	(19.0)	—	—
Repurchases and retirements of Common Shares	(6.5)	(2.9)	(3.6)	—	—
Amortization of Restricted Share awards	16.2	—	—	—	16.2
Accrued Option expense	.7	.7	—	—	—
Balances at December 31, 2002	2,407.9	1,134.6	1,071.9	206.7	(5.3)
Net income	280.6	—	280.6	—	—
Net change in unrealized investment gains	75.8	—	—	75.8	—
Net change in foreign currency translation	3.2	—	—	3.2	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	270.1	270.1	—	—	—
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Issuance of Restricted Shares	—	2.0	—	—	(2.0)
Amortization of Restricted Share awards	5.8	—	—	—	5.8
Redemption value adjustment - Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Accrued Option expense	7.4	7.4	—	—	—
Balances at December 31, 2003	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2003	2002	2001
Net income (loss)	$280.6	$748.1	$(259.3)
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	—	(660.2)	—
Excess of fair value of acquired net assets over cost	—	(7.1)	(16.6)
Loss on early extinguishment of debt	—	—	4.8
Dividends on preferred stock subject to mandatory redemption	30.3	30.3	18.1
Net realized investment gains	(162.6)	(156.0)	(173.1)
Share appreciation expense for Series B Warrants	—	—	58.8
Amortization of deferred credits and other benefits	—	—	(91.6)
Undistributed equity in earnings from unconsolidated insurance affiliates, after tax	(57.4)	(14.0)	(.4)
Deferred income tax provision	105.0	163.9	(190.9)
Other operating items:
Net income tax receipts (payments)	16.6	189.6	(8.4)
Net change in insurance and reinsurance balances receivable	51.5	273.0	261.3
Net change in reinsurance recoverable on paid and unpaid losses	636.2	110.3	(1,410.1)
Net change in deferred acquisition costs	11.3	68.4	58.3
Net change in loss and LAE reserves	(1,147.1)	(652.3)	1,500.4
Net change in unearned insurance and reinsurance premiums	(105.0)	(300.1)	(247.0)
Net change in other assets and liabilities, net	(139.8)	(69.6)	195.0
Net cash used for operating activities	(480.4)	(275.7)	(300.7)
Cash flows from investing activities:
Net decrease (increase) in short-term investments	244.0	755.2	(979.2)
Sales of fixed maturity investments	17,290.5	13,531.9	7,603.6
Maturities of fixed maturity investments	1,372.0	411.9	1,121.1
Sales of common equity securities and other investments	160.1	98.4	246.9
Proceeds from sales of subsidiaries and affiliates, net of cash acquired	25.0	—	23.6
Purchases of fixed maturity investments	(18,248.2)	(14,066.6)	(6,897.3)
Purchases of common equity securities and other investments	(354.4)	(244.5)	(233.8)
Purchases of consolidated and unconsolidated affiliates	—	(.5)	(1,979.8)
Net dispositions (acquisitions) of property and equipment	43.4	(12.8)	(7.7)
Net cash provided from (used for) investing activities	532.4	473.0	(1,102.6)
Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	1.5	226.4	444.4
Proceeds from issuances of debt	693.4	8.0	832.0
Proceeds from issuances of preferred stock of subsidiaries	—	—	245.0
Proceeds from the issuance of Warrants	—	—	75.0
Repayments of debt	(739.9)	(338.6)	(103.9)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(30.3)	(18.1)
Dividends paid on Common Shares	(8.3)	(8.3)	(5.9)
Dividends paid on Convertible Preference Shares	—	(.4)	(.3)
Common Shares repurchased and retired	—	—	(1.9)
Net cash (used for) provided from financing activities	(83.6)	(143.2)	1,466.3
Net (decrease) increase in cash during year	(31.6)	54.1	63.0
Cash balance at beginning of year	121.5	67.4	4.4
Cash balance at end of year	$89.9	$121.5	$67.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with GAAP in the United States.  Previously defined terms used within these financial statements have the same meaning as they appear elsewhere within this report.  The Company is a Bermuda limited liability company with its headquarters located at Crawford House, 23 Church Street, Hamilton, Bermuda HM 11.  The Company’s principal executive office is located at 80 South Main Street, Hanover, New Hampshire, 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.

White Mountains’ consolidated property and casualty insurance operations are conducted primarily through OneBeacon, which was acquired by White Mountains on June 1, 2001. Therefore, White Mountains’ 2001 consolidated financial results only include OneBeacon’s results for the seven months ended December 31, 2001.  In connection with the acquisition of OneBeacon, the insurance and reinsurance operations of Folksamerica, Peninsula, American Centennial, British Insurance Company and Esurance were contributed by the Company to OneBeacon.  OneBeacon and Folksamerica are run as separate entities, with distinct operations, management and business strategies.

White Mountains’ internationally-based reinsurance operations are conducted primarily through its wholly-owned subsidiary Fund American Re, which is domiciled in Bermuda, maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore. In December 2001, White Mountains formed WMU, an Ireland-domiciled consulting services provider specializing in international property excess reinsurance. In addition, through its holdings of common shares and warrants, White Mountains owns approximately 21%, on a fully-converted basis, of Montpelier, a Bermuda-domiciled insurance and reinsurance holding company.

All significant intercompany transactions have been eliminated in consolidation.  The financial statements include all adjustments considered necessary by management to fairly present the Company’s financial position, its results of operations and its cash flows.

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

Investment securities

White Mountains’ portfolio of fixed maturity investments and common equity securities are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market values.  Other investments principally include investments in limited partnership interests which are recorded using the equity method of accounting.  Net unrealized investment gains and losses, after-tax, associated with such investments are reported as a net amount as a separate component of shareholders’ equity.  Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income.  Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to maturity.  Investment losses that are other than temporary are recognized in earnings.  Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.

Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2003 and 2002.

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

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions.  Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.

Insurance and reinsurance operations

White Mountains accounts for insurance and reinsurance policies which it writes in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the NYAIP. These policies generate takeout credits which can be “sold” for fees to the transferor company (“takeout fees”). These fees are also typically a percentage of the transferor company’s NYAIP premium assignments.  AutoOne Insurance’s LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

Losses and LAE are charged against income as incurred.  Unpaid insurance losses and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors.  Unpaid reinsurance losses and LAE are based primarily on reports received from ceding companies and actuarial projections.  Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable.  Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations.  The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7% at December 31, 2003 and 2002).  As of December 31, 2003 and 2002, the discount on OneBeacon’s workers’ compensation loss and LAE reserves amounted to $294.5 million and $299.5 million, respectively.

In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s acquired balance sheet as of June 1, 2001.  This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge over the period that the claims to which such reserves relate are expected to be settled.  See Note 3.

White Mountains’ insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events.  The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event.  White Mountains has entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage.  Amounts related to reinsurance contracts are recorded in accordance with SFAS 113 and Emerging Issues Task Force Topic No. D-54, as applicable.

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

Accounting for Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, White Mountains’ insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets.  These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective.  Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets.  The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state.  In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state.  Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, depending upon the structure of the mechanism.

OneBeacon’s market assignments are typically required to be written in the current period, however, in certain cases OneBeacon is required to accept policy assignments at a future date.  OneBeacon’s residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon’s insurance subsidiaries write voluntary automobile insurance.  The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior.  Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

Accounting for Insurance-Related Assessments

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants.  In accordance with Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (“SOP 97-3”), White Mountains’ insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds.  In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use.  Amortization is on a straight-line basis and over a useful life of three to five years.

Federal and foreign income taxes

The majority of White Mountains’ subsidiaries file a consolidated tax return in the United States.  Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

Deferred tax assets and liabilities are recorded when a difference between an asset or liability’s financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, “Accounting for Income Taxes”.  The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

Foreign currency exchange

Some of White Mountains’ assets, liabilities, revenues and expenses are denominated in foreign currencies.  White Mountains foreign assets and liabilities are valued using year-end exchange rates and its foreign revenues and expenses are valued using average exchange rates.  Net foreign exchange gains and losses on translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss, net of tax.  Net foreign transaction gains and losses are reported as a component of net income in the period in which they arise.  White Mountains is subject to foreign currency fluctuations associated with its foreign investment securities, the net assets and operations of Fund American Re, WMU, certain of Folksamerica’s and British Insurance Company’s operations.  As of December 31, 2003 and 2002, White Mountains had after tax unrealized foreign currency translation losses of $.3 million and $3.5 million, respectively, recorded on its consolidated balance sheet.  For the years ended December 31, 2003, 2002 and 2001, White Mountains’ transaction gains and losses reported on its consolidated income statements were insignificant for all periods presented.

Earnings (loss) per share

Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding.  Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Basic earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations	$280.6	$80.8	$(271.1)
Redemption value adjustment and dividends on Convertible Preference Shares	(49.5)	(19.4)	(305.4)
Net income (loss) from continuing operations available to common shareholders	$231.1	$61.4	$(576.5)
Cumulative effect of changes in accounting principles	—	660.2	—
Extraordinary income items	—	7.1	11.8
Net income (loss) available to common shareholders	$231.1	$728.7	$(564.7)

Diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations available to common shareholders	$231.1	$61.4	$(576.5)
Other effects on diluted earnings (1)	(2.6)	(.1)	—
Net income (loss) from continuing operations available to common shareholders	$228.5	$61.3	$(576.5)
Cumulative effect of changes in accounting principles	—	660.2	—
Extraordinary income items	—	7.1	11.8
Adjusted net income (loss) available to common shareholders	$228.5	$728.6	$(564.7)
Earnings (loss) per share denominators (in thousands):
Basic earnings (loss) per share denominator (average Common Shares outstanding)	8,725	8,225	6,663
Average outstanding dilutive Options and warrants to acquire Common Shares (2)	944	799	—
Diluted earnings (loss) per share denominator	9,669	9,024	6,663

Basic earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$26.48	$7.47	$(86.52)
Cumulative effect of changes in accounting principles	—	80.27	—
Extraordinary income items	—	.87	1.77
Net income (loss)	$26.48	$88.61	$(84.75)

Diluted earnings (loss) per share (in dollars):
Net income (loss) from continuing operations	$23.63	$6.80	$(86.52)
Cumulative effect of changes in accounting principles	—	73.16	—
Extraordinary income items	—	.79	1.77
Net income (loss)	$23.63	$80.75	$(84.75)

(1)                                  Includes an adjustment to White Mountains’ equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier’s earnings brought about by outstanding options and warrants to acquire common shares of Montpelier that are currently in-the-money.

(2)                                  The following potentially dilutive Common Share equivalents are not included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive: (i) in 2003, 2002 and 2001, average Options to acquire 55,905, 69,005 and 81,000 Common Shares, respectively, at an average exercise price of $129.03, $121.73 and $114.83, respectively, per Common Share; (ii) in 2001, warrants to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share; (iii) in 2003, 2002 and 2001, 34,821, 94,205 and 60,669 average restricted Common Shares outstanding, respectively. See Note 9 for detailed information concerning restricted Common Shares outstanding and potentially dilutive Options and warrants to acquire Common Shares.

Recently Adopted Changes in Accounting Principles

Mandatorily Redeemable Preferred Stock

In July 2003, White Mountains adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and it subsequently adopted FASB Staff Position No. 150-3 (“FSP 150-3”) in November 2003. SFAS 150, among other things, required an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to initially measure the liability at its fair value. Subsequently, these instruments are to be measured at their present value, using the interest rate implicit at the inception of the contract.  In addition, all future dividends paid to holders of those instruments, as well as any accretion related to those instruments, are to be reflected as interest cost.  FSP 150-3 was released by the FASB in November 2003 and it indefinitely deferred the fair value measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests.  However, the presentation provisions of SFAS 150 are still applicable to those instruments.

White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fell within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3.  Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values.  In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense. See Note 10.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Among other things, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements.  Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end and interim reporting.

White Mountains expenses the full cost of all its share-based compensation, including its outstanding Options.  White Mountains’ share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. See Note 9.  White Mountains accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, including FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (“FIN 28”). The accounting treatment for White Mountains’ Restricted Share awards under APB 25 is identical to the method prescribed by SFAS 123, whereby the Restricted Shares are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the vesting period.  Compensation expense charged to earnings for Restricted Shares was $5.8 million, $16.2 million and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.  The accounting treatment for White Mountains’ performance share awards under APB 25 is also identical to the method prescribed by SFAS 123, whereby the liability for performance share awards is measured each period based upon the current market price of the underlying Common Shares.  During 2003, 2002 and 2001, White Mountains recorded compensation charges of $206.6 million, $63.5 million and $31.6 million, respectively, for outstanding performance shares.

In 2000, the Company issued a one-time award of 81,000 Options.  The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date).  The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company’s outstanding Options are accounted for as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares.  Compensation expense charged to earnings for Options was $7.4 million, $.7 million and $9.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

White Mountains has adopted the disclosure-only provisions of SFAS 123 with respect to its outstanding Options and Restricted Shares. The following table illustrates the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of SFAS 123 to its employee Option incentive compensation program. The effects of Restricted Share and performance share expense are not included below because the accounting treatment that the Company follows under APB 25 is identical to the fair value accounting prescribed by SFAS 123 for these instruments.

	Year Ended December 31,
Millions, except per share amounts	2003	2002	2001
Net income (loss), as reported	$280.6	$748.1	$(259.3)
Add: Option expense included in reported net income (loss)	7.4	.7	9.5
Deduct: Option expense determined under fair value based method	(.1)	(.1)	(.1)
Net income (loss), pro forma	$287.9	$748.7	$(249.9)
Earnings (loss) per share:
Basic - as reported	$26.48	$88.61	$(84.75)
Basic - pro forma	27.32	88.67	(83.34)
Diluted - as reported	23.63	80.75	(84.75)
Diluted - pro forma	24.39	80.81	(83.34)

Business Combinations

In 2001, White Mountains adopted the provisions of SFAS No. 141, “Business Combinations”, which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001.  In accordance with SFAS 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle.  SFAS 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain.  In accordance with SFAS 141, White Mountains recognized an extraordinary gain of $7.1 million during the second quarter of 2002 in connection with Folksamerica’s acquisition of Imperial in April 2002 and recognized extraordinary gains of $13.6 million and $3.0 million during 2001 in connection with Folksamerica’s acquisition of C-F and the acquisition of certain net assets of Folksam.

On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systematically over a perceived period of benefit.  SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS 142, little guidance existed as to how to determine and measure goodwill impairment.  As a result of the issuance of SFAS 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

Net income (loss) from continuing operations, net income (loss) and earnings (loss) per Common Share amounts for the year ended December 31, 2001, adjusted to exclude charges from goodwill amortization and revenues from deferred credit amortization, are as follows:

	Year Ended December 31, 2001
Millions, except per share amounts	Net loss before extraordinary items	Net loss
Net income (loss)
Reported net loss	$(271.1)	$(259.2)
Amortization of deferred credits	(91.6)	(91.6)
Amortization of goodwill	3.1	3.1
Adjusted net loss	$(359.6)	$(347.7)

Basic earnings (loss) per share
Reported net loss per share	$(86.52)	$(84.75)
Amortization of deferred credits	(13.75)	(13.75)
Amortization of goodwill	.47	.47
Adjusted net loss per share	$(99.80)	$(98.03)

Diluted earnings (loss) per share
Reported net loss per share	$(86.52)	$(84.75)
Amortization of deferred credits	(13.75)	(13.75)
Amortization of goodwill	.47	.47
Adjusted net loss per share	$(99.80)	$(98.03)

Employer’s Disclosures about Pensions and Other Post Retirement Benefits

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Post Retirement Benefits,” (“SFAS 132(R)”).  This statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces.  Additionally, SFAS 132(R) requires more detailed disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information.  White Mountains has included the disclosures required by SFAS 132(R) for the year ended December 31, 2003.  See Note 8.

Other-Than-Temporary Impairment Disclosures

In December of  2003, White Mountains adopted FASB Emerging Issues Task Force (“EITF”) Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”).  EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments.   Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months.  In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the quantitative disclosures are not other-than temporary.  See Note 5.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (“VIE”), to which the usual condition for consolidation does not apply.  A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements.  The primary beneficiary is the entity that has a variable interest that will absorb the majority of the VIE’s expected losses or receive a majority of the entity’s expected residual returns or both.  FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003.  For VIEs entered into prior to February 1, 2003, additional disclosure requirements were effective for financial statements issued after January 31, 2003.  White Mountains did not identify any material VIEs created subsequent to January 31, 2003 which required consolidation.  White Mountains adopted the disclosure provisions of FIN 46 beginning with its December 31, 2002 Form 10-K/A.

On December 24, 2003, the FASB published a revision to FIN-46, (“FIN 46R”) deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs, created before February 1, 2003, that are not special-purpose entities.  According to FIN 46R, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE that is not a special-purpose entity until the end of the first interim or annual period ending after March 15, 2004 (as of March 31, 2004, for an entity with a calendar year-end or quarter-end of March 31).

During the first quarter of 2004, White Mountains will adopt the consolidation provisions of FIN 46.  For purposes of FIN 46, New Jersey Skylands Insurance Association is considered to be a VIE, for which White Mountains is the primary beneficiary. As a result, the balance sheet accounts of the Association will be consolidated in White Mountains’ financial statements once FIN 46 is adopted.

Upon its adoption of FIN 46, White Mountains’ future economic income derived from the New Jersey automobile insurance market will differ from the operating results that it will record on a consolidated GAAP basis. On an economic basis, OneBeacon will realize income from management and service fees charged by New Jersey Skylands Management LLC to the Association and interest on the surplus note.  On a consolidated GAAP basis, White Mountains will recognize profits and losses from the insurance operations of the Association until such time that the Association’s earned surplus exceeds OneBeacon’s $31.3 million surplus note investment.  At December 31, 2003, the Association had total assets of $124.2 million and during 2003 the Association had total revenues of $107.5 million.

In addition, at December 31, 2003, White Mountains held certain limited partnerships investments which are currently accounted for under the equity method (with a $79.5 million carrying value at December 31, 2003) that, for purposes of FIN 46, are being evaluated to determine whether they should be consolidated or disclosed as VIEs in the Company’s future financial statements.

NOTE 2.  Significant Transactions

Equity and Debt Issuances and Refinancing

In September 2003, Fund American terminated its Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility (the “New Bank Facility”), under which both Fund American and the Company are permitted borrowers. See Note 6.

On May 19, 2003, Fund American issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”).  The net proceeds from the issuance of the Senior Notes were used to repay all of the term loans and a portion of the revolving loan (with the remainder repaid with cash on hand) under Fund American’s Old Bank Facility. See Note 6.

On October 24, 2002, White Mountains sold $225.0 million of its equity securities in private transactions.  Investment funds managed by Franklin Mutual, which were existing shareholders of White Mountains, purchased $200.0 million of convertible preference shares, which were subsequently converted to Common Shares, based on a value of $295.00 per common share. See Note 10. In addition, Highfields purchased 84,745 Common Shares for $25.0 million ($295.00 per Common Share).

Sirius Insurance Group

On December 8, 2003, White Mountains entered into a definitive agreement with ABB to acquire the Sirius Insurance Group, an insurance and reinsurance organization based in Sweden, at a purchase price of SEK 3.22 billion.  The purchase price is subject to a kronor-for-kronor adjustment to the extent that the total tangible shareholders’ equity value, determined in accordance with US GAAP, of the acquired companies as of December 31, 2003 is greater or less than SEK 3.566 billion. The sale is expected to be completed in the second quarter of 2004 subject to, among other matters, the receipt of regulatory approvals and the satisfaction of other customary conditions.

OneBeacon

On June 1, 2001, White Mountains acquired OneBeacon from Aviva for $2,114.3 million, of which $260.0 million consisted of the Seller Note with the balance paid in cash.  Also, as part of the financing of the OneBeacon Acquisition, White Mountains issued $437.6 million of a new class of non-voting convertible preference shares of the Company, which were subsequently converted into Common Shares upon shareholder approval on August 23, 2001, and issued the Warrants to Berkshire to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. See Note 11. Of the total Warrants purchased by Berkshire, the Series A Warrants to purchase 1,170,000 Common Shares were immediately exercisable and the Series B Warrants to purchase 544,285 Common Shares became exercisable upon shareholder approval at the 2001 Annual Meeting.

On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to the Liberty Agreement. This transfer amounted to approximately $1.5 billion in net written premiums, or approximately 45% of OneBeacon’s total business at the time the agreement was put in place.  A reinsurance agreement between OneBeacon and Liberty Mutual pro-rates results so that OneBeacon shares in approximately two-thirds and one-third of the operating results of the transferred business corresponding to renewal premiums written in the first and second years following the execution of the Liberty Agreement, respectively.

Purchase Accounting Associated with the OneBeacon Acquisition

The OneBeacon Acquisition was accounted for by the purchase method of accounting in accordance with the treatment of a purchase business combination under APB No. 16, “Business Combinations” and, therefore, the assets and liabilities of OneBeacon were recorded by White Mountains at their fair values on June 1, 2001.  The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows: (i) the purchase price of OneBeacon was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of the fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining $682.0 million excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit.

In accordance with the purchase method of accounting, on June 1, 2001, White Mountains increased the net assets of OneBeacon by $134.0 million ($87.1 million after-tax) representing adjustments to reflect the estimated fair value of OneBeacon’s assets and liabilities assumed.  This increase was primarily comprised of a pretax adjustment of  $300.0 million resulting from fair value adjustments made to OneBeacon’s loss and LAE reserves and related reinsurance recoverables, offset by (i) $28.0 million of liabilities associated with the fair value of obligations under National Accounts and National Programs contracts, (ii) $15.3 million in liabilities associated with the expected costs to exit certain business activities of OneBeacon and (iii) $86.0 million to recognize the fair value of employee benefit obligations.  White Mountains also decreased the net assets of OneBeacon by an additional $246.5 million ($175.0 million after-tax) representing an allocation of the excess of acquired net assets over the purchase price to OneBeacon’s non-current, non-financial assets existing at the time of the OneBeacon Acquisition, primarily its property, plant and equipment.

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

In conjunction with its adoption of SFAS 141, White Mountains recognized its entire unamortized deferred credit balance on January 1, 2002, including its unamortized deferred credit balance relating to OneBeacon of $625.1 million at December 31, 2001, as a change in accounting principle.  Had the OneBeacon Acquisition occurred on or after July 1, 2001, White Mountains would have immediately recognized this deferred credit on its income statement as an extraordinary gain as with its acquisitions of C-F and the Folksam net assets.

Pro Forma Financial Information for the OneBeacon Acquisition - Year Ended December 31, 2001

Supplemental unaudited pro forma condensed combined income statement information for the year ended December 31, 2001, which gives effect to the OneBeacon Acquisition as if it had occurred on January 1, 2001 follows:

(Unaudited) Millions, except per share amounts	Pro Forma Year Ended December 31, 2001
Total revenues as reported	$3,234.4
Pro forma effect of the OneBeacon Acquisition	2,494.2
Total pro forma revenues	$5,728.6

Pro forma net loss from continuing operations	$(254.4)

Basic and diluted loss per share numerator:
Pro forma net loss from continuing operations available to common shareholders	$(564.6)

Basic and diluted loss per share:
Pro forma net loss from continuing operations	$(84.29)

The unaudited pro forma information presented above for the year ended December 31, 2001 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the OneBeacon Acquisition been consummated at January 1, 2001.  Additionally, such pro forma financial information is not expected to be reflective of results that may occur in the future, particularly in light of significant non-recurring transactions such as the NICO Cover and the GRC Cover, which are not included therein.  The NICO Cover and the GRC Cover would have reduced revenues by $1.5 billion and increased the net loss from continuing operations by $306.9 million during the pro forma period presented.  In addition, the pro forma results presented above do not reflect the effects of the Liberty Agreement, which would have reduced revenues by $277.5 million and reduced expenses by $322.9 million during the 2001 pro forma period presented.

Other Acquisitions and Dispositions

On December 4, 2003, OneBeacon signed an agreement in principle to acquire the Atlantic Specialty Insurance Company, a subsidiary of Atlantic Mutual, and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book. The overall gross written premium for this book of business totals approximately $450 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission of approximately 5% on the premiums renewed by OneBeacon.  Upon consummation of the acquisition of this segmented middle-market business, White Mountains will start underwriting commercial business throughout the United States. Consummation of the transaction is anticipated to take place in the first quarter of 2004, subject to regulatory approval and other conditions.

In December 2003, Folksamerica entered into a definitive agreement to acquire the Sierra, consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Under the terms of the agreement,  Folksamerica will pay $74.3 million, which includes $12.3 million in cash and a $62 million purchase note, of which $58 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force as well as certain other balance sheet protections. The acquired companies’ historical net assets at December 31, 2003 were approximately $88.6 million.  White Mountains expects the transaction to close in the first or second quarter of 2004. The transaction is subject to regulatory approvals and other customary closing conditions.

Effective October 1, 2003, Folksamerica acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance (“CNA Re”), a division of CNA Financial Corporation.  Under the terms of the transaction, Folksamerica will compensate CNA Re based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. No reserves or liabilities are being transferred. In connection with this transaction, Folksamerica has established an underwriting office in Chicago staffed with a number of CNA Re’s reinsurance professionals.

In December 2003, OneBeacon sold one of its wholly-owned subsidiaries, NFU Standard, to Quanta U.S. Holdings, Inc., an indirect subsidiary of Quanta Capital Holdings Ltd. OneBeacon received total proceeds of $22.4 million and recorded an $8.7 million gain on the sale, which is included in other revenues. Concurrently, OneBeacon entered into an assumption reinsurance agreement to assume all in-force insurance contracts of NFU Standard, subject to regulatory and other approvals.

In October 2003, Folksamerica reached an agreement to sell Peninsula to the Donegal Group for 107.5% of its GAAP book value.  The sale closed in early January 2004 and White Mountains received $23.3 million in proceeds from Donegal.

In April 2002, Folksamerica acquired Imperial for $4.2 million including related expenses ($.5 million net of cash acquired).  Significant assets and liabilities acquired included investments of $22.8 million and gross loss and LAE reserves of $11.9 million.  In accordance with SFAS 141, White Mountains recognized a $7.1 million extraordinary gain during 2002 representing the excess of the fair value of Imperial’s net assets over its cost.

In December 2001, White Mountains, through OneBeacon, invested $180.0 million in Montpelier. See Note 14.

In December 2001, Fund American Re acquired substantially all of the international reinsurance operations of Folksam.  The $64.0 million purchase price was paid in a combination of cash, a note and Common Shares.   Additionally, in August 2002, $24.2 million of total assets and total liabilities of Folksam’s Singapore-based reinsurance operations were transferred to Fund American Re.  At December 31, 2002, Fund American Re had $149.9 million of total assets and $58.1 million of shareholder’s equity.  In accordance with SFAS 141, White Mountains recognized a $3.0 million extraordinary gain during 2001 representing the excess of the fair value of Folksam’s net assets over its cost.

In September 2001, Folksamerica acquired C-F for total consideration of $49.2 million plus related expenses.  The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.  In accordance with SFAS 141, White Mountains recognized a $13.6 million extraordinary gain during 2001 representing the excess of the fair value of C-F’s net assets over its cost.

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

NOTE 3.  Reserves for Unpaid Losses and Loss Adjustment Expenses

Insurance

White Mountains’ insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred.  White Mountains establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts.  Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses.  The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

Reserve estimates at OneBeacon are subject to additional uncertainty as a consequence of a number of factors that occurred prior to and since the OneBeacon Acquisition. As previously discussed, OneBeacon is the result of the merger of the U.S. operations of General Accident and Commercial Union. While relatively the same size, the legacy companies had different underwriting and claims management practices, which produced different business and underwriting results. The operational integration of the two companies was complex and included changes in underwriting and claims operations. Beginning in the mid-1990s, and continuing through the CGU Merger, the subsequent operational integration of the legacy companies and the OneBeacon Acquisition, OneBeacon experienced an environment of significant change, both in its business and operations. Generally accepted actuarial techniques used to estimate reserves rely in large degree on projecting historical trends, such as patterns of claim development (i.e., reported claims and paid losses), into the future.  Accordingly, estimating reserves becomes more uncertain if business mix, coverage limits, case reserve adequacy, claims payment rates and other factors change over time. The breadth and depth of the business and operational changes that occurred at OneBeacon (1) led to a wider range in the reserve estimates produced by a variety of actuarial loss reserving techniques, especially those that rely upon consistent claim development patterns, and (2) introduced greater complexity to the judgments required to be made by management in determining the impact of the business and operational changes on the development patterns.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. White Mountains’ own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate White Mountains’ own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as “long-tail” coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, White Mountains uses a selected loss ratio method for the initial accident year or years.  This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

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

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, White Mountains may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP.  Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

Reinsurance

White Mountains’ reinsurance subsidiaries establish reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves for White Mountains’ reinsurance subsidiaries is similar to the process described above for White Mountains’ insurance subsidiaries and, as of any given date, is inherently uncertain.  Reserve estimates reflect the judgment of both the ceding company and White Mountains, based on the experience and knowledge of their respective claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of the case reserves as additional information becomes known or partial payments are made. Upon notification of a loss from a ceding company, White Mountains establishes case reserves, including LAE reserves, based upon White Mountains’ share of the amount of reserves established by the ceding company and White Mountains’ independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains establishes case reserves in excess of its share of the reserves established by the ceding company.

White Mountains’ reinsurance subsidiaries use a combination of actuarial methods to determine IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of paid and reported claim development experienced, as supplemented by reported industry patterns, and (2) methods in which the level of IBNR reserves are established based upon the application of expected loss ratios relative to earned premium by accident year, line of business and type of reinsurance written.

As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the “claim-tail”.  During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about claims and trends may become known and, as a result, White Mountains may adjust its loss and LAE reserves.  If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP.  Management believes that loss and LAE reserves as of December 31, 2003 are reasonably stated; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact White Mountains’ future results of operations.

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
Millions	2003	2002	2001
Gross beginning balance	$8,875.3	$9,527.6	$1,556.3
Less beginning reinsurance recoverable on unpaid losses	(4,071.9)	(4,203.5)	(726.5)
Net loss and LAE reserves	4,803.4	5,324.1	829.8

Loss and LAE reserves acquired - Imperial	—	11.0	—
Loss and LAE reserves acquired - Fund American Re	—	17.5	4.4
Loss and LAE reserves acquired - OneBeacon (1)	—	—	4,394.4
Loss and LAE reserves acquired - C-F	—	—	2.3
Loss and LAE reserves transferred (2)	(5.0)	(22.4)	(22.2)

Losses and LAE incurred relating to:
Current year losses	1,948.7	2,548.2	2,390.6
Prior year losses	189.4	90.0	103.3
Total incurred losses and LAE	2,138.1	2,638.2	2,493.9

Accretion of fair value adjustment to loss and LAE reserves	48.6	79.8	56.0

Loss and LAE paid relating to:
Current year losses	(825.3)	(1,072.9)	(1,093.4)
Prior year losses	(1,905.4)	(2,171.9)	(1,341.1)
Total loss and LAE payments	(2,730.7)	(3,244.8)	(2,434.5)

Net ending balance	4,254.4	4,803.4	5,324.1
Plus ending reinsurance recoverable on unpaid losses	3,473.8	4,071.9	4,203.5
Gross ending balance	$7,728.2	$8,875.3	$9,527.6

(1)                                  Reinsurance recoverables on unpaid losses acquired in the OneBeacon Acquisition were $1,969.8 million.

(2)                                  Represents loss reserves ceded to Imagine Re.  See Note 4.

Loss and LAE development - 2003

White Mountains recorded $189.4 million of net unfavorable loss reserve development on prior accident year loss and LAE reserves during 2003, of which approximately $147 million was experienced by OneBeacon and $46 million was experienced by Folksamerica.

The majority of the net unfavorable development at OneBeacon in 2003 was due to $97.7 million, related to construction defect claims in its non-core operations. The development at OneBeacon in 2003 also included approximately $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which was settled through an arbitration decision during 2003.

Folksamerica experienced approximately $46.0 million of unfavorable loss reserve development during 2003, primarily due to strengthening of A&E reserves and reserves on Risk Capital casualty lines.  Folksamerica’s 2003 loss development for A&E exposures was due to the completion of a detailed A&E market share study. This study was based on Folksamerica’s share of industry paid losses to estimated industry carried reserves.

Loss and LAE development - 2002

Prior accident year losses of $90.0 million incurred in 2002 consisted primarily of $57.4 million recorded during the fourth quarter of 2002 at OneBeacon, $17.0 million recorded at Folksamerica, $10.5 million recorded at Fund American Re and $5.1 million recorded at White Mountains’ other insurance subsidiaries.

OneBeacon’s prior year development recorded in 2002 was comprised of a $97.4 million increase related to accident years 2000 and prior, while reserves for accident year 2001 were reduced by $40.0 million.  Reserve increases for 2000 and prior accident years primarily relate to increases in reserves for workers compensation coverages reduced by decreases in reserves for unallocated LAE.  Workers compensation reserves for accident years 2000 and prior increased $155.3 million (on reserves as of December 31, 2001 of $1.2 billion).  These reserve increases related primarily to a continuing unfavorable trend of increases in workers compensation medical claims and indemnity costs.  Based on a study provided by the NCCI, workers compensation medical claims costs rose an average of 14% during 2002, compared with an average of 12% during 2001.  Average workers compensation indemnity costs rose 11% during 2002 compared with an increase of 9% during 2001.  Decreases in reserves for unallocated LAE resulted from completion of an activity-based-cost study which indicated future claim servicing costs were less than originally projected.  This decrease primarily related to multiple peril and general liability coverages.  The reduction in reserves for accident year 2001 was due in large part to favorable development on property losses from the Attacks.

The prior year development recorded in 2002 at Folksamerica consisted primarily of (i) additional losses of $9.7 million relating to the Attacks, (ii) additional losses of $7.3 million from aviation insurance coverage, in relation to the Risk Capital business, (iii) reserve additions relating to asbestos and environmental losses of $11.4 million, (iv) $3.5 million of adverse development relating to the remaining business from the USF Re acquisition, offset by (v) $17.0 million of net income recorded during the first quarter relating to the reversal of an allowance for doubtful reinsurance recoveries related to PCA.  These losses, with exception of the those relating to the Attacks, are covered under the Imagine Cover, and were partially offset by amortization of the deferred gain related to retroactive reinsurance.

Loss and LAE development - 2001

Included in the prior accident year losses of $103.3 million incurred in 2001 was $64.6 million recorded at OneBeacon.  OneBeacon’s increases in net reserves related to long-tail lines of business, primarily for accident years 1998 through 2000.  Reserve increases before recoveries under the GRC Cover were $205.4 million for workers compensation (on reserves as of December 31, 2000 of $998.2 million), $34.0 million for general liability (on reserves as of December 31, 2000 of $1.2 billion), $152.2 million for multiple peril (on reserves as of December 31, 2000 of $1.3 billion) and $58.9 million for commercial automobile liability (on reserves as of December 31, 2000 of $676.1 million).

Prior accident year losses reported in 2001 also included $22.2 million in reserve increases recorded by Folksamerica on business ceded under the Imagine Cover during the 2000 fourth quarter - See Note 4 for details of this agreement.  Because the Imagine Cover was retroactive, the offsetting benefit (reinsurance recoverable) of $22.2 million has been deferred and is being recognized into underwriting income over the expected settlement period of the underlying claims. An additional $16.5 million in prior accident year losses incurred in 2001 were primarily due to higher than expected reported losses in Folksamerica’s property excess line.

Fair value adjustment

In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s acquired balance sheet.  This reduction to net loss and LAE reserves of $300.0 million is being accreted through an income statement charge over the period that the claims are expected to be settled.  As a result, White Mountains recognized $48.6 million, $79.8 million and $56.0 million of accretion to loss and LAE reserves during 2003, 2002 and 2001, respectively.  White Mountains will accrete the remaining $115.6 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the OneBeacon Acquisition.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers.  In estimating fair value, management adjusted OneBeacon’s nominal loss reserves (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and discounted them to their present value using an applicable risk-free discount rate.  The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s historical loss data.  The resulting discount was reduced by the “price”

for bearing the uncertainty inherent in OneBeacon’s net loss reserves in order to estimate fair value. This was assumed to be approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, which is believed to be reflective of the cost OneBeacon would incur if it had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and loss adjustment expense reserve activity

White Mountains’ reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies.  In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies.

Immediately prior to the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with NICO for a premium of $1.3 billion under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures.  Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”).  As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.  Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 58% of asbestos losses and 40% of environmental losses have been recovered under the historical third party reinsurance.

OneBeacon estimates that on an incurred basis it has exhausted approximately $1.7 billion of the coverage provided by NICO at December 31, 2003. Of this amount, net losses paid totaled approximately $489 million as of December 31, 2003, net of $97 million of third party reinsurance which has been billed but not yet collected, with $106 million paid in 2003, net of $61 million of third party reinsurance billed but not yet collected. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, the remaining protection under the NICO Cover may be more or less than the approximate $757 million that OneBeacon estimates remained at December 31, 2003.

White Mountains’ reserves for A&E losses at December 31, 2003 represent management’s best estimate of its ultimate liability based on information currently available.  However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, the Reinsurance Segment and White Mountains’ other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2003, 2002 and 2001, respectively.  OneBeacon’s loss and LAE activity has been presented for the periods subsequent to the OneBeacon Acquisition.

OneBeacon

Net Asbestos and Environmental Loss Reserve Activity	Period Ended December 31,
(in millions)	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$1,137.0	$4.9	$1,194.8	$5.8	$222.0	$6.9
Incurred losses and LAE	(.6)	—	—	—	1,050.0	—
Paid losses and LAE	(166.9)	(.7)	(57.8)	(.9)	(77.2)	(1.1)
Ending balance	969.5	4.2	1,137.0	4.9	1,194.8	5.8

Environmental:
Beginning balance	701.3	17.1	749.8	18.4	779.7	25.4
Incurred losses and LAE	(11.1)	—	—	—	—	—
Paid losses and LAE	(130.4)	(8.5)	(48.5)	(1.3)	(29.9)	(7.0)
Ending balance	559.8	8.6	701.3	17.1	749.8	18.4

Total asbestos and environmental:
Beginning balance	1,838.3	22.0	1,944.6	24.2	1,001.7	32.3
Incurred losses and LAE	(11.7)	—	—	—	1,050.0	—
Paid losses and LAE	(297.3)	(9.2)	(106.3)	(2.2)	(107.1)	(8.1)
Ending balance	$1,529.3	$12.8	$1,838.3	$22.0	$1,944.6	$24.2

Reinsurance Segment

Net Asbestos and Environmental Loss Reserve Activity	Year Ended December 31,
(in millions)	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$52.7	$36.7	$48.9	$34.7	$53.4	$36.4
Incurred losses and LAE	27.5	32.0	9.7	6.5	6.0	5.0
Paid losses and LAE	(10.7)	(7.4)	(5.9)	(4.5)	(10.5)	(6.7)
Ending balance	69.5	61.3	52.7	36.7	48.9	34.7

Environmental:
Beginning balance	14.5	12.0	13.9	10.9	14.3	11.6
Incurred losses and LAE	4.9	3.7	3.8	4.0	1.5	0.9
Paid losses and LAE	(1.7)	(1.1)	(3.2)	(2.9)	(1.9)	(1.6)
Ending balance	17.7	14.6	14.5	12.0	13.9	10.9

Total asbestos and environmental:
Beginning balance	67.2	48.7	62.8	45.6	67.7	48.0
Incurred losses and LAE	32.4	35.7	13.5	10.5	7.5	5.9
Paid losses and LAE	(12.4)	(8.5)	(9.1)	(7.4)	(12.4)	(8.3)
Ending balance	$87.2	$75.9	$67.2	$48.7	$62.8	$45.6

Other Operations

Net Asbestos and Environmental Loss Reserve Activity(1)	Year Ended December 31,
(in millions)	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$29.4	$28.4	$23.0	$21.9	$17.4	$16.2
Incurred losses and LAE	1.3	(2.1)	10.2	10.1	8.5	7.9
Paid losses and LAE	(3.7)	(.6)	(3.8)	(3.6)	(2.9)	(2.2)
Ending balance	27.0	25.7	29.4	28.4	23.0	21.9

Environmental:
Beginning balance	6.0	5.8	8.2	7.8	9.7	9.0
Incurred losses and LAE	(.5)	(.1)	(1.5)	(1.3)	(1.1)	(.9)
Paid losses and LAE	.2	(.2)	(.7)	(.7)	(.4)	(.3)
Ending balance	5.7	5.5	6.0	5.8	8.2	7.8

Total asbestos and environmental:
Beginning balance	35.4	34.2	31.2	29.7	27.1	25.2
Incurred losses and LAE	.8	(2.2)	8.7	8.8	7.4	7.0
Paid losses and LAE	(3.5)	(.8)	(4.5)	(4.3)	(3.3)	(2.5)
Ending balance	$32.7	$31.2	$35.4	$34.2	$31.2	$29.7

(1)  The asbestos and environmental reserve activity for White Mountains’ other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial.  At December 31, 2003, American Centennial had 38 open asbestos and environmental claims of which 20 were asbestos related claims and 18 were environmental related claims.

NOTE 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers.  White Mountains remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.  The effects of reinsurance on White Mountains’ insurance and reinsurance subsidiaries’ written and earned premiums and on loss and LAE were as follows:

Year ended December 31, 2003 Millions	OneBeacon(1)	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,103.6	$5.9	$41.2	$2,150.7
Assumed	254.4	1,405.1	88.8	1,748.3
Ceded	(354.0)	(521.8)	(15.5)	(891.3)
Net written premiums	$2,004.0	$889.2	$114.5	$3,007.7
Gross earned premiums:
Direct	$2,313.2	$6.5	$39.2	$2,358.9
Assumed	388.8	1,292.4	86.2	1,767.4
Ceded	(518.6)	(454.6)	(15.4)	(988.6)
Net earned premiums	$2,183.4	$844.3	$110.0	$3,137.7
Losses and LAE:
Direct	$1,545.1	$15.6	$30.4	$1,591.1
Assumed	116.9	694.1	60.4	871.4
Ceded	(168.2)	(142.1)	(14.1)	(324.4)
Net losses and LAE	$1,493.8	$567.6	$76.7	$2,138.1

Year ended December 31, 2002 Millions	OneBeacon	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,782.6	$7.2	$34.9	$2,824.7
Assumed	569.0	958.1	69.8	1,596.9
Ceded	(828.8)	(286.6)	(12.7)	(1,128.1)
Net written premiums	$2,522.8	$678.7	$92.0	$3,293.5
Gross earned premiums:
Direct	$3,181.8	$7.2	$34.8	$3,223.8
Assumed	504.6	901.1	62.0	1,467.7
Ceded	(815.5)	(287.8)	(11.8)	(1,115.1)
Net earned premiums	$2,870.9	$620.5	$85.0	$3,576.4
Losses and LAE:
Direct	$2,405.5	$(27.7)	$31.1	$2,408.9
Assumed	389.0	589.5	51.2	1,029.7
Ceded	(663.2)	(129.9)	(7.3)	(800.4)
Net losses and LAE	$2,131.3	$431.9	$75.0	$2,638.2

Year ended December 31, 2001 Millions	OneBeacon	Folksamerica	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,104.6	$6.0	$32.0	$2,142.6
Assumed	174.7	636.4	1.3	812.4
Ceded	(401.1)	(183.5)	(5.0)	(589.6)
Net written premiums	$1,878.2	$458.9	$28.3	$2,365.4
Gross earned premiums:
Direct	$2,374.2	$6.0	$30.7	$2,410.9
Assumed	64.2	648.8	—	713.0
Ceded	(230.2)	(233.3)	(4.3)	(467.8)
Net earned premiums	$2,208.2	$421.5	$26.4	$2,656.1
Losses and LAE:
Direct	$3,379.5	$(5.4)	$21.8	$3,395.9
Assumed	68.6	661.5	15.5	745.6
Ceded	(1,374.3)	(271.1)	(2.2)	(1,647.6)
Net losses and LAE	$2,073.8	$385.0	$35.1	$2,493.9

(1)                                  Assumed amounts relate to business assumed under the Liberty Agreement.

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event.  OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection, by limiting its concentration of insurance written in catastrophe- prone areas, such as coastal regions.  OneBeacon’s largest single natural catastrophe risk is a Northeast windstorm.

OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses.  PML is a statistical modeling technique that measures a company’s catastrophic exposure as the maximum probable loss in a given time period.

As a result of the Attacks, OneBeacon incurred approximately $75.0 million of pretax loss and LAE net of reinsurance, or approximately $248.0 million gross of reinsurance.  In light of the Attacks, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by seeking to exclude, where permissible, coverage for such losses from their policies.

On November 26, 2002, President Bush signed the Terrorism Act, which established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest.  The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level under the Terrorism Act to be approximately $90 million in 2004.  Aggregate industry retention levels are $12.5 billion for 2004 and $15.0 billion for 2005.  The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon’s or the industry’s retention levels, up to $100.0 billion.  The Terrorism Act is in effect until December 31, 2004, at which time certain members of the U.S. government have the authority to renew it for another year. Should the Terrorism Act be renewed on December 31, 2004, it will expire on December 31, 2005.

During the first four months of 2003, OneBeacon was able to significantly reduce the cost of its reinsurance program by purchasing less property catastrophe reinsurance during the low catastrophe season and postpone its annual renewal date to May 1.  Effective May 1, 2003, OneBeacon purchased its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through April 30, 2004.  Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss. OneBeacon also purchases reinsurance coverage for certain risks, including catastrophe losses, on either a facultative or treaty basis, where it deems appropriate.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks or from “certified” events as defined under the Terrorism Act.  The program covers personal property losses resulting from other types of terrorist attacks and commercial property losses from other types of domestic terrorist attacks. As a result, OneBeacon does not have reinsurance protection under either the Terrorism Act or its catastrophe reinsurance program for personal property losses resulting from a nuclear, biological or chemical attack.  In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the product of the percentage of coverage reinstated and its original property catastrophe coverage premium.

OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving worker’s compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million.  This program provides one full $55.0 million limit for either “certified” or “non-certified” terrorism losses but does not provide for losses resulting from nuclear, biological or chemical attacks.

In connection with the OneBeacon Acquisition, OneBeacon obtained the NICO Cover under which OneBeacon is entitled to recover up to $2.5 billion in ultimate losses and LAE incurred related to asbestos claims arising from business written by OneBeacon prior to 1992, environmental claims arising from business written by OneBeacon prior to 1987 and certain other exposures. See Note 3 for a description of the NICO Cover.

Also in connection with the OneBeacon Acquisition, OneBeacon obtained the GRC Cover which provided up to $570.0 million of reinsurance protection, consisting of $400.0 million of adverse development coverage on losses occurring in years 2000 and prior, in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon has recorded $531.7 million in recoverables due from GRC at December 31, 2003 and December 31, 2002. OneBeacon will only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover.

At December 31, 2003, OneBeacon had $64.6 million of reinsurance currently recoverable on paid losses and $3,004.0 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balance due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial strength ratings. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant.  Excluding industry pools and associations of $232.2 million, which are not rated by A.M. Best, 95% of OneBeacon’s total reinsurance recoverables at December 31, 2003 were with reinsurers that had an A.M. Best rating of “A-” (Excellent, the fourth highest of fifteen ratings) or better.  The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($in millions)	Balance at December 31, 2003	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,224.8	73%	A++
Liberty Mutual and subsidiaries (1)	198.9	6%	A
Tokio Fire and Marine Insurance Company	53.7	2%	A++
American Re-Insurance Company	49.1	2%	A+
Aviva plc and its affiliates (2)	27.5	1%	not rated

(1)                                  At December 31, 2003, OneBeacon had assumed balances payable and expenses payable of approximately $80.8 million under the Liberty Agreement.  In the event of Liberty Mutual’s insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

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

Folksamerica

Folksamerica has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, Folksamerica seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate exposures and related PMLs. To manage and analyze aggregate exposures and PML, Folksamerica utilizes a variety of tools and analyses, including catastrophe modeling software packages. Folksamerica regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and if determined necessary the purchase of catastrophe reinsurance.  The primary reinsurance protections are the quota share arrangements with Olympus discussed below.  Through November 25, 2003, Folksamerica’s  catastrophe protection program included $35.0 million of protection in excess of a $60.0 million retention for a second loss. This reinsurance program was commuted effective November 25, 2003, however, Folksamerica does have various common account catastrophe covers purchased to protect individual proportional property contracts against a  catastrophic event.  In prior years, Folksamerica had purchased aggregate stop loss protection from London Life, which protected Folksamerica’s accident year results from the effects of a single large event or multiple small events.  No cessions were made to this contract in 2002 and prior ceded balances are fully collateralized by funds held and letters of credit.  This contract was not renewed in 2003.

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

•                                          adverse development on Folksamerica’s A&E reserves as of December 31, 2000; and

•                                          losses, LAE and acquisition expenses incurred in excess of premiums earned after September 30, 2000 on underwriting year 2000 and prior Risk Capital contracts.

In accordance with SFAS 113, amounts related to reserves transferred to Imagine for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance.  At December 31, 2003 and 2002, Folksamerica’s reinsurance recoverables included $312.4 million and $381.2 million, respectively, recorded under the Imagine Cover.  All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit.  As of December 31, 2003, the entire $115.0 million available under this contract had been fully utilized.  At December 31, 2003 and 2002, Folksamerica had also recorded $50.6 million and $53.9 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine at the inception of the Imagine Cover.  Folksamerica is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $8.2 million, $8.5 million and $2.8 million of such deferred gains during 2003, 2002 and 2001, respectively.

Folksamerica has quota share retrocessional arrangements with Olympus which is designed to increase Folksamerica’s capacity to capitalize on the improved pricing trends which accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Olympus is a Bermuda-domiciled insurance and reinsurance company that was formed in December 2001 with an initial capitalization of more than $500.0 million to respond to the favorable underwriting and pricing environment in the reinsurance market.  Olympus is rated “A-” (Excellent, the fourth highest of fifteen ratings) by A.M. Best. Under these arrangements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus. During 2003 and 2002, Folksamerica received $18.0 million and $17.1 million, respectively, in override commissions from Olympus.

At December 31, 2003, Folksamerica had $41.5 million of reinsurance currently recoverable on paid losses and $741.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the collectibility of balances due from Folksamerica’s reinsurers is critical to Folksamerica’s financial strength. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. Excluding industry pools, associations and state funds of $42.7 million, which are not rated by A.M. Best, 97% of Folksamerica’s remaining reinsurance recoverables at December 31, 2003 were with reinsurers that had an A.M. Best rating of “A-” (Excellent, the fourth highest of fifteen ratings) or better. The following table provides a listing of Folksamerica’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($in millions)	Balance at December 31, 2003	% of Total	A.M. Best Rating(2)
Imagine Re (1)	$312.4	40%	A-
London Life (1)	135.4	17%	A
Olympus (1)	124.9	16%	A-
GRC and affiliates	35.5	5%	A++
GE Reinsurance Corporation	14.8	2%	A

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

NOTE 5.  Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments.  Net investment income for 2003, 2002 and 2001 consisted of the following:

	Year Ended December 31,
Millions	2003	2002	2001
Investment income:
Fixed maturity investments	$266.3	$332.7	$276.1
Short-term investments	16.6	19.3	12.2
Common equity securities	9.5	6.6	4.7
Other	1.3	11.8	.8
Total investment income	293.7	370.4	293.8
Less investment expenses and other charges	(2.8)	(4.4)	(9.3)
Net investment income, before tax	$290.9	$366.0	$284.5

The composition of realized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions	2003	2002	2001
Fixed maturity investments	$102.7	$156.0	$170.4
Common equity securities	37.8	(3.0)	10.3
Other investments	22.1	3.0	(7.6)
Net realized investment gains, before tax	162.6	156.0	173.1
Income taxes attributable to realized investment gains and losses	(45.2)	(33.1)	(55.1)
Net realized investment gains, after-tax	$117.4	$122.9	$118.0

White Mountains recognized gross realized investment gains of $271.7 million, $265.2 million and $290.8 million and gross realized investment losses of $109.1 million, $109.2 million and $117.7 million on sales of investment securities during 2003, 2002 and 2001, respectively.

In 2001, the Company received warrants to acquire 4,781,572 common shares of Montpelier at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011.  White Mountains’ investment in the Montpelier warrants constitutes a derivative security under SFAS 133, thereby requiring the instruments to be recorded at fair value with the resulting gain or loss recognized currently through the income statement as a realized investment gain. In accordance with SFAS 133, White Mountains has determined the fair value of the Montpelier warrants to be $90.5 million as of December 31, 2003 and has correspondingly recognized realized investment gains of $32.5 million and $58.0 million for the years ended December 31, 2003 and December 31, 2002, respectively.

White Mountains’ portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities (greater than 99% of such securities received a rating from the National Association of Insurance Commissioners of 1 or 2) and are classified as available for sale. Nearly all of the fixed maturity securities currently held by White Mountains are publicly traded.

As of December 31, 2003 and 2002, White Mountains reported $371.6 million and $495.2 million, respectively, in accounts payable on unsettled investment purchases and $9.1 million and $160.8 million, respectively in accounts receivable on unsettled investment sales.  The 2003 payable related primarily to an unsettled purchase of a Swedish Treasury Bill, which was included in short-term investments at December 31, 2003, whereas the 2002 payable and receivable related primarily to agreements to purchase or sell “TBA” mortgage-backed securities.  A TBA trade represents a commitment to purchase or sell a pool of mortgage-backed securities in the future.  TBA trades are settled in the future, since at the time of the trade, the specific identification of the mortgage loans underlying the mortgage-backed security is not final. Mortgage pools (including fixed rate or variable rate mortgages) guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are subsequently allocated to the TBA transactions.  The period between the TBA trade date and the ultimate cash settlement date can be as long as 180 days, though it typically runs between 45 and 60 days.  At the time of a TBA purchase trade, White Mountains intends to take delivery of the mortgage-backed security on the cash settlement date.

Net realized investment gains were reduced by mark-to-market realized losses of $4.2 million, $47.4 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively in connection with White Mountains’ interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Old Bank Facility.  These interest rate swaps were terminated in May 2003 in connection with the repayment of the Old Bank Facility. Additionally, OneBeacon recorded a $5.4 million write-down of its surplus note investment in New Jersey Skylands Insurance Association during 2003, which is reflected in White Mountains’ net realized investment gains.

The components of White Mountains’ change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions	2003	2002	2001
Net change in pretax unrealized gains for investment securities held	$235.9	$448.2	$(13.9)
Net change in pretax unrealized gains from investments in unconsolidated affiliates held	5.1	9.3	.3
Net change in pretax unrealized investment gains for investments held	241.0	457.5	(13.6)
Income taxes attributable to investments held	(77.9)	(158.8)	9.1
Net change in unrealized gains for investments held, after-tax	163.1	298.7	(4.5)

Recognition of pretax net unrealized gains for investments sold	(134.0)	(144.8)	(46.3)
Income taxes attributable to investments sold	46.7	49.8	10.3
Recognition of net unrealized gains for investments sold, after-tax	(87.3)	(95.0)	(36.0)

Change in net unrealized investment gains, after-tax	75.8	203.7	(40.5)

Change in net unrealized foreign currency gains (losses), after-tax	3.2	(1.4)	—
Net realized investment gains, after-tax	117.4	122.9	118.0
Total investment gains recorded during the period, after-tax	$196.4	$325.2	$77.5

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
Millions	2003	2002
Investment securities:
Gross unrealized investment gains	$410.4	$349.3
Gross unrealized investment losses	(7.4)	(48.2)
Net unrealized gains from investment securities	403.0	301.1
Net unrealized gains from investments in unconsolidated insurance affiliates	17.6	12.5
Total net unrealized investment gains, before tax	420.6	313.6
Income taxes attributable to such gains	(134.6)	(103.4)
Total net unrealized investment gains, after-tax	$286.0	$210.2

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2003 and 2002, were as follows:

	December 31, 2003
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$2,089.3	$53.6	$(3.7)	$—	$2,139.2
Debt securities issued by industrial corporations	2,686.7	160.7	(2.2)	—	2,845.2
Municipal obligations	53.1	4.5	—	—	57.6
Asset-backed securities	959.4	3.8	(.2)	—	963.0
Foreign government obligations	141.1	3.8	—	—	144.9
Preferred stocks	80.6	12.8	(.3)	5.1	98.2
Total fixed maturity investments	$6,010.2	$239.2	$(6.4)	$5.1	$6,248.1

	December 31, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$2,052.4	$66.4	$—	$—	$2,118.8
Debt securities issued by industrial corporations	3,120.0	171.8	(3.7)	—	3,288.1
Municipal obligations	62.7	4.4	—	—	67.1
Asset-backed securities	892.0	9.3	(0.3)	—	901.0
Foreign government obligations	90.8	3.0	(0.1)	—	93.7
Preferred stocks	189.6	25.6	(17.2)	2.4	200.4
Total fixed maturity investments	$6,407.5	$280.5	$(21.3)	$2.4	$6,669.1

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments at December 31, 2003 is presented below by contractual maturity.  Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2003
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$311.7	$315.6
Due after one year through five years	2,712.9	2,797.6
Due after five years through ten years	1,728.4	1,830.2
Due after ten years	217.2	243.5
Asset-backed securities	959.4	963.0
Preferred stocks	80.6	98.2
Total	$6,010.2	$6,248.1

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of December 31, 2003 and 2002, were as follows:

	December 31, 2003
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$396.2	$115.4	$(.4)	$2.4	$513.6
Other investments	$184.0	$55.8	$(.6)	$—	$239.2

	December 31, 2002
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$252.3	$40.4	$(21.0)	$3.3	$275.0
Other investments	$142.3	$28.3	$(5.9)	$—	$164.7

White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses.  The fair value of such deposits totalled $592.7 million and $552.2 million as of December 31, 2003 and 2002, respectively.

Sales and maturities of investments, excluding short-term investments, totalled $18,822.6 million, $14,042.2 million and $8,971.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.  There were no non-cash exchanges or involuntary sales of investment securities during 2003, 2002 or 2001.

OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets. OneBeacon’s policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party.  All securities loaned can be redeemed on short notice.  The total market value of OneBeacon’s securities on loan at December 31, 2003 was $895.2 million with corresponding collateral of $911.0 million.

Impairment

Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per common share but serve to reduce comprehensive net income, shareholders’ equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders’ equity and tangible book value but serve to reduce net income and earnings per common share.

White Mountains’ methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date.  As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per common share but would not impact comprehensive net income, shareholders’ equity or tangible book value.

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2003 (excluding short-term investments):

	December 31, 2003
$ in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	32	15	4	51
Market value	$638.2	$316.0	$4.6	$958.8
Amortized cost	$640.0	$320.4	$4.7	$965.1
Unrealized loss	$(1.8)	$(4.4)	$(.1)	$(6.3)
Common equity securities:
Number of positions	5	1	—	6
Market value	$5.0	$1.4	$—	$6.4
Amortized cost	$5.2	$1.6	$—	$6.8
Unrealized loss	$(.2)	$(.2)	$—	$(.4)
Other investments:
Number of positions	1	3	3	7
Market value	$2.5	$1.6	$5.2	$9.3
Amortized cost	$2.6	$1.9	$5.4	$9.9
Unrealized loss	$(.1)	$(.3)	$(.2)	$(.6)
Total:
Number of positions	38	19	7	64
Market value	$645.7	$319.0	$9.8	$974.5
Amortized cost	$647.8	$323.9	$10.1	$981.8
Unrealized loss	$(2.1)	$(4.9)	$(.3)	$(7.3)
% of total gross unrealized losses	29.1%	66.7%	4.2%	100.0%

During the year ended December 31, 2003, White Mountains experienced $20.4 million in pre-tax, other-than-temporary impairment charges, comprised of $13.9 million taken on equity securities, $1.7 million on preferred stocks and $4.8 million on several limited partnership investments included in other long term investments.  Of the charge taken on equity securities, $8.1 million was related to White Mountains’ investment in the common stock of Octel and the remaining $5.8 million related to three other equity positions, none of which were individually significant.  White Mountains recorded the other-than-temporary impairments primarily due to the fact that the unrealized loss position on these securities was greater than 20% of White Mountains’ cost over the previous six-month period and also that certain factors have been reported by those companies which affect the likelihood that White Mountains will recover the original cost of its investment.  During 2002, White Mountains experienced $9.6 million in pretax other-than-temporary impairment charges. Of the charge recorded in 2002, $4.9 million related to White Mountains’ investment in Insurance Partners and $3.5 million was related to its investment in the Conning Connecticut Insurance Fund. Both of these investments are limited partnerships that are carried in other investments in White Mountains’ consolidated balance sheet.  White Mountains did not experience any other material impairment charges relating to any other individual investment security during the three years ended December 31, 2003.

White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2003 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value.  White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2003 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary.  However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in  market value of these investments may ultimately prove to be other than temporary.  As of December 31, 2003, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

NOTE 6.  Debt

Debt outstanding as of December 31, 2003 and 2002 consisted of the following:

	December 31,
Millions	2003	2002
Senior Notes, face value	$700.0	$—
Unamortized original issue discount	(1.9)	—
Senior Notes, carrying value	698.1	—

New Bank Facility	—	—

Old Bank Facility:	—	125.0
Revolving loan
Term loans	—	621.4
Total Old Bank Facility	—	746.4

C-F seller note	25.0	25.0
Fund III notes	15.0	15.0
Other debt	4.9	6.8
Total debt	$743.0	$793.2

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2003 follows:

Millions	December 31, 2003
Due in one year or less	$—
Due in 2 to 3 years	29.9
Due in four to five years	15.0
Due after five years	700.0
Total	$744.9

Senior Notes

On May 19, 2003, Fund American, a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7%.  After payment of a $4.5 million underwriting discount, the resulting $693.4 million in proceeds to Fund American were used to repay all of the term loans and a portion of the revolving loan (with the remainder repaid with cash on hand) under Fund American’s Old Bank Facility (see below).  The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.  Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes.  Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

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

New Bank Facility

In September 2003, Fund American terminated the Old Bank Facility, which then consisted solely of an undrawn $175.0 million revolving credit line, and replaced it with a new $300.0 million revolving credit facility arranged through Fleet Securities, Inc. and Banc One Capital Markets, Inc., which matures in September 2006 and under which both Fund American and the Company are permitted borrowers.  Under the New Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock.  Amounts outstanding under the New Bank Facility bear interest at a variable base rate (Fleet National Bank’s prime rate) or a variable Eurodollar rate plus an applicable margin based on the level of borrowings outstanding under the New Bank Facility and Fund American’s public debt ratings.  If fully drawn, the New Bank Facility would currently have an all-in margin of 1.125% over the Eurodollar rate compared to 2.125% for the old revolving credit commitment under the Old Bank Facility.  As of December 31, 2003, the New Bank Facility was undrawn.

The New Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could result in acceleration of principal repayment.  At December 31, 2003, White Mountains was in compliance with all of the covenants under the New Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Old Bank Facility

In connection with the OneBeacon Acquisition, Fund American had borrowed $825.0 million from a banking syndicate arranged by Lehman Brothers Inc., which was initially comprised of two term loan facilities (subsequently refinanced into three term loan facilities) and a revolving credit facility. On May 19, 2003, using proceeds from the Senior Notes offering, Fund American repaid the entire $614.9 million of term loans then outstanding under the Old Bank Facility.  In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes offering and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the Old Bank Facility.

Interest Rate Swaps

Fund American had entered into a series of interest rate swaps with large financial institutions in order to achieve a fixed interest rate on the term loans under the Old Bank Facility.  The swap investments did not match the duration of the Old Bank Facility and as a result did not satisfy the criteria for hedge accounting under SFAS 133.  Pursuant to SFAS 133, the interest rate swaps had been carried at fair value on White Mountains’ balance sheet as an other investment, with changes in their fair value reported directly through the income statement as realized gains or losses.

In connection with the repayment of the Old Bank Facility, Fund American negotiated with the corresponding banks for an early termination of the interest rate swap agreements and as a result paid a total of $56.4 million on May 20, 2003 in full satisfaction of the swap agreements.  As of December 31, 2002, White Mountains had recorded the aggregate fair value of the interest rate swaps as an other investment of $(52.2) million.  For the years ended December 31, 2003, 2002 and 2001, White Mountains recorded realized losses of $4.2 million, $47.4 million and $4.8 million, respectively, representing the decrease in fair value of the swap investments as a result of decreases in market interest rates.

Other Debt

In September 2001, Folksamerica acquired C-F, an inactive insurance company in run-off, for total consideration of $49.2 million plus related expenses.  The purchase consideration included the issuance of a $25.0 million, four-year note by Folksamerica which may be reduced by adverse loss development experienced by C-F post-acquisition.

OBPP and FSUI have borrowed $8.0 million and $7.0 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act.  These variable rate loans mature in April 2007.

White Mountains’ other debt at December 31, 2003 was consisted entirely of $4.9  million outstanding under a seller note issued in connection with Fund American Re’s 2001 acquisition of Folksam’s international reinsurance business.  The Fund American Re seller note contains an acquisition protection clause whereby the amount due under the note may be reduced by post-acquisition adverse loss development.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $48.6 million, $71.8 million and $45.7 million in 2003, 2002 and 2001, respectively.  Total interest paid by White Mountains for its indebtedness was $45.8 million, $79.8 million and $35.0 million in 2003, 2002 and 2001, respectively.

NOTE 7.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States.  Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The total income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	Year Ended December 31,
Millions	2003	2002	2001
U.S. income tax provision (benefit)	$114.2	$4.7	$(180.3)
State and local income tax provision	.1	—	2.0
U.S. withholding tax and foreign income tax provision (benefit)	13.3	7.0	(.9)
Total income tax provision (benefit)	$127.6	$11.7	$(179.2)
Net income tax receipts (payments)	$16.6	$189.6	$(8.4)

The components of the income tax provision (benefit) on pretax earnings follow:

	Year Ended December 31,
Millions	2003	2002	2001
Current	$22.6	$(152.2)	$11.7
Deferred	105.0	163.9	(190.9)
Total income tax provision (benefit) on pretax earnings	$127.6	$11.7	$(179.2)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.  Deferred income tax assets and liabilities are shown net in circumstances where a consolidated income tax return is filed.  An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2003	2002
Deferred income tax assets related to:
Net operating loss and tax credit carryforwards	$84.2	$192.4
Discounting of loss reserves	149.5	134.0
Compensation and benefit accruals	180.0	128.2
Unearned insurance and reinsurance premiums	79.7	90.0
Involuntary pool and guaranty fund accruals	12.2	35.3
Fixed assets	3.6	34.3
Allowance for doubtful accounts	12.2	26.7
Deferred gain on reinsurance contract	21.5	23.2
Other items	49.4	47.2
Total deferred income tax assets	$592.3	$711.3
Deferred income tax liabilities related to:
Net unrealized investment gains	135.4	105.4
Equity in unconsolidated insurance affiliates	35.6	10.7
Deferred acquisition costs	80.6	84.8
Receivable from trust	24.1	26.8
Other items	56.6	23.6
Total deferred income tax liabilities	332.3	251.3
Net deferred tax assets before valuation allowance	260.0	460.0
Valuation allowance	—	(30.0)
Net deferred tax assets	$260.0	$430.0

The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 2003 and 2002.  During 2003, the valuation allowance was reduced by $30.0 million due to the expiration of certain foreign tax credits that were previously recorded as deferred tax assets.

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company’s worldwide operations are taxed) to the income tax provision on pretax earnings follows:

	Year Ended December 31,
Millions	2003	2002	2001
Tax (benefit) provision at the U.S. statutory rate	$130.3	$41.8	$(149.6)
Differences in taxes resulting from:
Interest expense - dividends and accretion on preferred stock	7.8	—	—
Tax reserve adjustments	4.3	15.4	5.1
State income taxes, net	—	—	1.3
Non-U.S. earnings, net of foreign taxes	(11.4)	(27.2)	(1.2)
Tax exempt interest and dividends	(4.1)	(4.5)	(4.5)
Deferred credit amortization and purchase price adjustments	—	(7.0)	(23.8)
Change in valuation allowance	—	(10.0)	—
Non deductible interest expense	—	4.3	3.6
Other, net	.7	(1.1)	(10.1)
Total income tax (benefit) provision on pretax earnings	$127.6	$11.7	$(179.2)

The non-U.S. component of pretax earnings was $70.5 million, $97.8 million and $.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, there were net operating loss carryforwards of approximately $180.0 million available, the majority of which will expire in 2020.  Certain of these tax losses are subject to an annual limitation on utilization under Internal Revenue Code Section 382.

At December 31, 2003, there were alternative minimum tax credit carryforwards available of approximately $21.2 million.  The alternative minimum tax credits do not expire.

The U.S. federal income tax returns of the U.S. Companies are routinely audited by taxing authorities.  In management’s opinion, adequate tax liabilities have been established for all open tax years.  These liabilities could be revised in the future if estimates of White Mountains’ ultimate liability changes.

NOTE 8.  Retirement and Postretirement Plans

Certain subsidiaries of the Company offer various retirement and postretirement benefits to its employees.  Under the terms of these plans, White Mountains reserves the right to change, modify or discontinue the plans.  Prior to the purchase of OneBeacon, the cost associated with retirement and postretirement benefits was not material to White Mountains’ financial statements.

Certain subsidiaries of the Company sponsor qualified and non-qualified, non-contributory, defined benefit plans covering substantially all employees.  The benefits for the plans are based primarily on years of service and employees’ pay near retirement. Participants generally vest after five years of continuous service. White Mountains’ funding policy is consistent with the funding requirements of federal laws and regulations.

In addition to the defined benefit plans, certain of the Company’s subsidiaries have multiple contributory postretirement benefit plans which provide medical and life insurance benefits to pensioners and survivors.  White Mountains’ funding policy is to make contributions to the plan that are necessary to cover its current obligations.

The majority of OneBeacon’s pension and retiree medical plans were curtailed in the fourth quarter of 2002.  The OneBeacon Insurance Pension Plan will no longer add new participants or increase benefits for existing participants.  Non-vested participants already in the plan will continue to vest during their employment with OneBeacon, this effectively causes the projected benefit obligation to equal the accumulated benefit obligation.  Retirees are also eligible for medical benefits if they meet certain age and service requirements.  However, due to the curtailment, the plan no longer accepts new retirees after a grace period ended May 31, 2003.  The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder.  OneBeacon uses a December 31 measurement date for its plans.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”) made significant changes to the federal Medicare Program that will impact OneBeacon’s retiree medical obligations. OneBeacon has decided to defer recognition of the effects of the Medicare Act until further FASB guidance is available, which could require changing previously reported information.  OneBeacon anticipates that the provisions of the Medicare Act, once recognized, will reduce its retiree medical benefit obligation as the Medicare Act provides for increased coverage for prescription drugs.  OneBeacon does not believe that it will need to amend its retiree medical plan to realize these benefits. The impact of the recognition of benefits provided for under Medicare Act is expected to be immaterial to White Mountains’ consolidated financial position.

The following tables set forth (i) the obligations and funded status, (ii) assumptions, (iii) plan assets, and (iv) cash flows associated with the various pension plan and postretirement benefits as of December 31, 2003 and 2002:

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation: (Millions)	2003	2002 (1)	2003	2002 (2)
Benefit obligation at beginning of year	$494.6	$605.1	$70.0	$136.6
Service cost	1.9	14.6	.2	1.8
Interest cost	30.5	36.3	4.6	8.3
Curtailment	—	(64.1)	—	(30.5)
Plan amendments	—	.1	(13.4)	(41.6)
Assumption changes	—	—	3.5	—
Actuarial (gain) loss	44.5	(12.0)	13.8	—
Liability net loss	—	1.1	—	4.7
Benefits and expenses paid, net of participant contributions	(70.0)	(86.5)	(9.0)	(9.3)
Benefit obligation at end of year	$501.5	$494.6	$69.7	$70.0

Change in plan assets:
Fair value of plan assets at beginning of year	$471.1	$551.6	$—	$—
Actual return on plan assets	82.0	11.6	—	—
Employer contributions	5.4	6.0	9.0	9.4
Benefits and expenses paid, net of participant contributions	(79.7)	(98.1)	(9.0)	(9.4)
Fair value of plan assets at end of year	$478.8	$471.1	$—	$—

Funded status	$(22.7)	$(23.5)	$(69.7)	$(70.0)
Unrecognized actuarial loss (gain)	6.4	7.4	(.1)	—
Unrecognized net loss	—	4.3	16.8	—
Unrecognized prior service benefit	—	—	(50.9)	(41.1)
Net amount recognized	$(16.3)	$(11.8)	$(103.9)	$(111.1)

(1)                                  Effective December 31, 2002, the participants’ benefits in the OneBeacon Insurance Pension Plan were frozen.  The benefit cessation resulted in a reduction in the projected benefit obligation at December 31, 2002 of $61.0 million, of which $20.7 million was recognized as a curtailment gain.

(2)                                  During 2002, OneBeacon made several design changes to its post-retirement benefit plan including reducing the Company’s share of retiree health costs and eliminating the subsidy for the majority of future retirees.  As a result, the Company recorded $14.4 million in curtailment gains.

Amounts recognized in the financial statements consist of:

	Pension Benefits		Other Postretirement Benefits
Millions	2003	2002	2003	2002
Prepaid benefit cost	$15.4	$22.0	$—	$—
Accrued benefit cost	(31.7)	(33.8)	(103.9)	(111.1)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	—	—	—	—
Net amount recognized	$(16.3)	$(11.8)	$(103.9)	$(111.1)

The accumulated benefit obligation for all defined benefit pension plans was $501.5 million and $494.6 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	December 31,
Millions	2003	2002
Projected benefit obligation	$52.5	$51.8
Accumulated benefit obligation	48.4	46.7
Fair value of plan assets	18.9	15.2

The components of net periodic benefit costs for the years ended December 31, 2003 and 2002 were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions	2003	2002	2003	2002
Service cost	$1.9	$14.6	$0.2	$1.8
Interest cost	30.5	36.3	4.6	8.3
Expected return on plan assets	(30.5)	(38.4)	—	—
Amortization of prior service cost (benefit)	—	1.5	(3.6)	(.5)
Amortization of unrecognized loss	—	—	.5	—
Recognized actuarial loss	—	.1	—	.1
Net periodic pension cost before settlements, curtailments and special termination benefits	1.9	14.1	1.7	9.7
Settlement expense(gain)	(1.6)	3.5	—	—
Curtailment (gain)	—	(20.7)	—	(14.4)
Special termination benefits expense	9.7	3.4	—	—
Net periodic pension cost (income)	$10.0	$.3	$1.7	$(4.7)

The funded status of the consolidated pension plans is ($22.7) million, of which $4.0 million relates to the qualified pension plans and ($26.7) million is related to the non-qualified plan which is unfunded.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2003 and 2002 were:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	.2%	.3%	—	—

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002 were:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003 (3)	2002
Discount rate	6.5%	6.5%	6.0%	6.5%
Expect long-term rate of return on plan assets	7.0%	7.5%	—	—
Rate of compensation increase	.2%	.3%	—	—

(3)                                  The discount rate in effect from January 1 through June 30, 2003 was 6.5%.  The postretirement health plan was re-measured on June 30 due to plan changes that became effective on July 1.  The discount rate was lowered to 6.0% for the re-measurement and remained in effect through December 31, 2003.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets as of both December 31, 2003 and December 31, 2002 to develop expected rates of return for each significant asset class or economic indicator.  A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.   Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

The assumed health care cost trend rates at December 31, 2003 and 2002 were:

Millions	2003	2002
Health care cost trend rate assumed for next year	10.0%	8.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2007

Assumed health care cost trend rates typically have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following pre-tax effects:

Millions	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	.3	(.3)

Plan Assets

OneBeacon’s pension plans weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2003	2002
Equity securities	44%	32%
Debt securities	37%	51%
Convertible securities	11%	9%
Cash and cash equivalents	8%	8%
Total	100%	100%

The majority of the plans’ assets are invested by White Mountains Advisors LLC, a subsidiary of White Mountains Insurance Group, Ltd.  The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.  The gross return objective is to obtain a long-term (over annual and rolling three year periods) total return greater than that obtained by holding 10-year treasuries plus 150 Basis Points.

The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the plan in establishing the proper allocation of invested assets.  The asset classes include fixed income, equity, convertible securities, and cash and cash equivalents.  The factors examined in establishing the appropriate investment mix include: the outlook for risk and return in the various investment markets and sectors, and the long term need for capital growth.

Cash Flows

OneBeacon expects to contribute $5.1 million to its pension plans and $9.0 million to its other postretirement benefits plans in 2004. The majority of OneBeacon’s expected pension contributions in 2004 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

Other Benefit Plans

Certain of the Company’s subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees.  The contributory plans provide qualifying employees with matching contributions of up to six percent of qualifying employees’ salary (subject to federal limits on allowable contributions in a given year). Total expense for the plans was $5.5 million, $7.4 million and $9.6 million in 2003, 2002 and 2001, respectively.

OneBeacon had a post-employment benefit liability of $14.4 million and $14.1 million related to its long-term disability plan at December 31, 2003 and 2002, respectively.

Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan (“ESOP”), which is a OneBeacon-funded, benefit plan.  During 2003, OneBeacon accrued $11.4 million to pay benefits and allocate shares of stock to participant’s accounts in the first quarter of 2004.

NOTE 9.  Employee Share-Based Compensation Plans

White Mountains’ share-based compensation expenses, consisting primarily of performance share expense, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners.  Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned.  Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board. The target of White Mountains’ performance share programs is linked to achievement of an overall annualized return of at least equal to the market yield available from a ten-year U.S. Treasury note plus 700 basis points at the time of grant.  White Mountains expenses all its share-based compensation, including its outstanding Options.  As a result, the Company’s calculation of return includes the full expense of all outstanding share-based compensation awards.

White Mountains’ Long-Term Incentive Plan (the “Incentive Plan”)

The Incentive Plan provides for granting to certain officers of the Company, and certain of its subsidiaries, various types of share-based incentive awards including performance shares, Restricted Shares and Options.  The Incentive Plan was adopted by the Board and was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995 and 2001.

Performance Shares.  Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. Grants are generally earned, subject to the attainment of pre-specified performance goals (which bear the cost of all projected compensation awards), at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market value of

Common Shares at the time awards are earned.  Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly less than target result in no payout.  At December 31, 2003, there were 75,200, 57,000 and 65,600 performance shares outstanding under the Incentive Plan for the three-year performance periods beginning 2003, 2002 and 2001, respectively.

During the first quarter of 2003, White Mountains made payments with respect to 39,500 performance shares (relating to the 2000-2002 performance period) at a 200% payout level, amounting to $25.7 million, to its participants in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. In the second quarter of 2003, White Mountains made payments with respect to an additional 21,725 performance shares, amounting to $13.1 million, in cash or by deferral into certain non-qualified compensation plans of the Company.  The payments on these additional performance shares in the second quarter represented accelerated payments to certain non-employee directors of the Company for performance periods originally scheduled to end on December 31, 2003, 2004 and 2005.  During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value, amounting to $20.7 million, to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries.

The targeted performance goal for full payment of performance shares granted during 2003 is the attainment of a corporate annualized return on equity of 11% after tax as measured by the Company’s growth in its intrinsic business value.  At a return on equity of 4% or less, no such performance shares would be earned and at a return on equity of 21% or more, 200% of such performance shares would be earned.  With respect to 50% of the 2003 performance shares granted to certain participants, target performance is the attainment of a 11% return on equity, as described above, and 50% is the attainment of a return on invested assets of 150 basis points over the applicable return on the ten-year United States treasury rate.  At a return on invested assets equal to the applicable return on the ten-year United States treasury rate, no such performance shares would be earned and at a return on invested assets of 325 basis points over the applicable return on the ten-year United States treasury rate, 200% of such performance shares would be earned.

The targeted performance goal for full payment of performance shares granted during 2002 is the attainment of a 12% annual after-tax return on equity (as specifically defined by the Company’s Compensation Committee) which would result in such performance shares being fully earned.  With respect to 50% of the 2002 performance shares granted to certain participants, target performance is the attainment of a 12% after-tax return.  The remaining 50% is based on the attainment of a Trade Ratio of 102% on OneBeacon’s core insurance operations.  With respect to 50% of the 2002 performance shares granted to certain other participants, target performance is the attainment of a 12% after-tax return with the remaining 50% based on the attainment of a return on invested assets of 150 basis points over the applicable return on the ten-year U.S. treasury rate.  At a return on invested assets of 5% or less, no such performance shares would be earned and at a return on invested assets of 8% or more, 200% of such performance shares would be earned.

The targeted performance goal for full payment of performance shares granted during 2001 is the attainment of a 12.1% annual after-tax return which would result in such performance shares being fully earned.  With respect to 50% of the 2001 performance shares granted to certain participants, target performance is the attainment of a 12.1% after-tax return with the remaining 50% based on the attainment of a Trade Ratio of 105% on OneBeacon’s core insurance operations.  With respect to 50% of the 2001 performance shares granted to certain other participants, target performance is the attainment of a 12.1% after-tax return with the remaining 50% based on the attainment of a return on invested assets of 100 basis points over the applicable return on the two-year U.S. treasury bill.

Restricted Shares.  In 2001, the Compensation Committee made an award of Restricted Shares to key officers of the Company.  Pursuant to the Incentive Plan, White Mountains issued 94,500 Restricted Shares, of which 21,000 vested in December, 2002 and 73,500 vested in June 2003.  During 2002 and 2003, the Company repurchased 20,750 and 34,000, respectively, of these Restricted Shares and in return granted an equivalent value in various non-qualified deferred compensation plans of the Company and its subsidiaries.  During 2003, 3,000 additional Restricted Shares were awarded to certain key officers.  These Restricted Shares vest in two years from the date of grant.  No Restricted Shares were awarded during 2002.  Vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period.  There are no other restrictions on the Restricted Shares once they have become fully vested.

Options.  At December 31, 2003 and 2002, the Company had outstanding 50,565 Options (7,365 of which were exercisable) and 61,965 Options (12,105 of which were exercisable).  These Options were issued in 2000 to certain key employees as a one-time incentive and vest ratably over a ten-year period.  The Options had a weighted average exercise price of $132.83 and $125.31 per Common Share at December 31, 2003 and 2002.  During 2003 and 2002, 11,400 and 11,500 Options, respectively, were exercised at an average exercise price of $129.01 and $120.55 per Common Share, respectively. During 2002, 7,200 Options were forfeited.

OneBeacon Performance Plan

OneBeacon’s Performance Plan (the “OB Performance Plan”) provides for granting of performance shares to certain key employees of OneBeacon. The performance goals for full payment of performance shares issued under the OB Performance Plan are similar to those of the Incentive Plan. The OB Performance Plan was approved by the Board but was not subject to shareholder approval.

At December 31, 2003, there were 114,286 and 85,588 performance shares outstanding under the OB Performance Plan for the three-year performance periods beginning in 2002 and 2001, respectively. No performance shares were paid during 2003, 2002 or 2001 and no performance shares were granted for the performance period beginning in 2003 under the OB Performance Plan. In 2003, the OB Performance Plan began awarding non shared-based performance units in place of performance shares.

Other Share-Based Compensation

The defined contribution plans of OneBeacon and Folksamerica (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s Common Shares.  As of December 31, 2003 and 2002, the 401(k) Plans owned less than 1% of the total Common Shares outstanding.  In connection with the OneBeacon Acquisition, during 2001 eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan (“ESOP”), which is a OneBeacon-funded benefit plan.  The ESOP provides all of its participants with an annual base contribution in Common Shares equal to 3% of their salary, up to the applicable Social Security wage base (currently $87,000).  Additionally, those participants not otherwise eligible to receive benefits under OneBeacon’s Management Incentive Plan can earn up to an additional 6% of their salary through the ESOP, contingent upon OneBeacon’s performance.

NOTE 10.  Mandatorily Redeemable Preferred Stock of Subsidiaries and Convertible Preference Shares

Mandatorily Redeemable Preferred Stock

In July 2003, White Mountains adopted the provisions of SFAS 150 and it subsequently adopted FSP 150-3 in November 2003 (See Note 1). White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fell within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3.  Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values.  In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense.

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (i) $225 million was for the purchase of the Berkshire Preferred Stock, which has a $300 million redemption value; and (ii) $75 million was for the purchase of the Warrants.  The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable after seven years. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally between the Berkshire Preferred Stock and the Warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Through December 31, 2003, the carrying value of the Berkshire Preferred Stock had been accreted up to $174.5 million.

During each of 2003 and 2002, White Mountains declared and paid dividends of $28.2 million on the Berkshire Preferred Stock and recorded $13.6 million and $10.6 million, respectively, of related accretion charges. In accordance with SFAS 150, $14.1 million of the dividends and $7.2 million of the accretion recorded during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

Zenith Preferred Stock

On June 1, 2001, Zenith Insurance Company (“Zenith”) purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the “Zenith Preferred Stock”).  The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable after ten years. During 2003 and 2002, White Mountains declared and paid dividends of $2.0 million and $2.1 million, respectively, on the Zenith Preferred Stock.  In accordance with SFAS 150, $1.0 million of the dividends recorded during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

Convertible Preference Shares

In October of 2002, White Mountains sold $200.0 million of convertible preference shares in a private transaction.  Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share).  Upon shareholder approval at the Company’s Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of 677,966 Common Shares.  Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders’ equity, resulting in a cumulative $68.5 million charge to retained earnings ($49.5 million of which was recognized during the year ended December 31, 2003), with an offsetting increase to paid-in surplus. During 2002, White Mountains declared and paid dividends of $.4 million on the convertible preference shares.

On June 1, 2001, a small group of private investors purchased 2,184,583 convertible preference shares. Upon approval by shareholders at the 2001 Annual Meeting, the convertible preference shares were repurchased and cancelled in consideration of 2,184,583 Common Shares.  This required the convertible preference shares to be marked-to-market, (i.e., redemption value) until the date the convertible preference shares were converted to shareholders’ equity, which occurred on August 23, 2001.  This resulted in a $305.1 million charge to retained earnings, with an offsetting increase to paid-in surplus.  During 2001, the Company declared and paid dividends of $.3 million on the convertible preference shares.

NOTE 11.  Common Shareholders’ Equity

Common Shares repurchased and retired

During 2003, 2002 and 2001, the Company repurchased for cash 284 Common Shares for $.1 million, 489 Common Shares for $.2 million and 6,000 Common Shares for $1.9 million respectively.  In addition, during 2003 and 2002 the Company repurchased 39,274 and 20,750, respectively, outstanding Restricted Shares held by certain key employees and said employees were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 9).  In conformance with Bermuda law, the Company retires all Common Shares it repurchases.

Common Shares issued

During 2003, the Company issued a total of 695,366 Common Shares, which consisted of 677,966 Common Shares issued in connection with the repurchase and cancellation of Convertible Preference Shares and 17,400 Common Shares issued to employees in connection with various White Mountains share-based compensation plans.  During 2002, the Company issued a total of 107,945 Common Shares, which consisted of 84,745 Common Shares issued in a private equity transaction with Highfields and 23,200 Common Shares issued to employees in connection with various White Mountains share-based compensation plans. During 2001, the Company issued a total of 2,390,566 Common Shares which consisted of 2,184,583 Common Shares issued in connection with the repurchase and cancellation of Convertible Preference Shares, 86,385 Common Shares issued in connection with the purchase of the Folksam net assets, 94,500 Restricted Shares issued to key employees and 25,098 Common Shares issued to employees in connection with various White Mountains share-based compensation plans.

Dividends on Common Shares

During 2003, 2002 and 2001, the Company declared and paid cash dividends totalling $8.4 million (or $1.00 per Common Share), $8.3 million (or $1.00 per Common Share) and $5.9 million (or $1.00 per Common Share), respectively.

Warrants to acquire Common Shares

On June 1, 2001, Berkshire purchased the Warrants from the Company for $75.0 million in cash entitling it to acquire 1,714,285 Common Shares at an exercise price of $175.00 per Common Share. The Warrants have a term of seven years from the date of issuance although the Company has the right to call the Warrants for $60.0 million in cash commencing on the fourth anniversary of their issuance.  As a result of White Mountains’ private equity issuances in the fourth quarter of 2002, customary anti-dilution provisions applicable to the Warrants increased the number of Common Shares purchasable on exercise of the Warrants to 1,724,200 and decreased the exercise price per Common Share of the Warrants to $173.99.

NOTE 12.   Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2003, White Mountains’ active insurance and reinsurance subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus (which includes Folksamerica and its subsidiaries), as reported to various regulatory authorities as of December 31, 2003 and 2002, was $2,810.8 million and $2,560.1 million, respectively.  OneBeacon’s consolidated combined statutory net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $472.1 million, $342.6 million and $(449.6) million, respectively.  The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains.  OneBeacon’s insurance subsidiaries’ statutory policyholders’ surplus at December 31, 2003 was in excess of the minimum requirements of relevant state insurance regulations.

Folksamerica Reinsurance Company’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2003 and 2002, was $912.8 million and $857.1 million, respectively. Folksamerica Reinsurance Company’s statutory net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $33.0 million, $58.2 million and $(35.3) million, respectively.  The principal differences between Folksamerica Reinsurance Company’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.  Folksamerica Reinsurance Company’s statutory policyholders’ surplus at December 31, 2003 was in excess of the minimum requirements of relevant state insurance regulations.

Under the insurance laws of the states under which OneBeacon’s insurance subsidiaries are domiciled, OneBeacon’s insurance subsidiaries may pay dividends only from unassigned funds as determined on a statutory basis.  Generally, the maximum amount of cash dividends that OneBeacon’s insurance subsidiaries may pay out of their statutory earned surplus without prior regulatory approval in any twelve month period is the greater of the company’s prior year statutory net income or 10% of prior year end statutory surplus.  Accordingly, there is no assurance that dividends may be paid by OneBeacon’s insurance subsidiaries in the future.  At December 31, 2003, OneBeacon’s first tier insurance subsidiaries had the ability to pay dividends to their parent holding company of $330 million in 2004 without prior approval of regulatory authorities.

NOTE 13.  Segment Information

White Mountains has determined that its reportable segments include “OneBeacon” (consisting solely of the operations of OneBeacon), “Reinsurance” (consisting of Folksamerica, WMU, Fund American Re and White Mountains’ consolidated investment in Montpelier) and “Other Operations” (consisting of Peninsula, American Centennial, British Insurance Company, Esurance, the operations of the Company and the Company’s intermediate subsidiary holding companies).

White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Certain amounts in the prior periods have been reclassified to conform with the current presentation. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	Reinsurance	Other Operations	Total
Year ended December 31, 2003
Earned insurance and reinsurance premiums	$2,183.4	$922.6	$31.7	$3,137.7
Net investment income	233.9	54.2	2.8	290.9
Net realized gains (losses)	127.1	40.3	(4.8)	162.6
Other revenue	90.5	75.5	49.4	215.4
Total revenues	2,634.9	1,092.6	79.1	3,806.6
Loss and LAE	1,493.8	620.4	23.9	2,138.1
Insurance and reinsurance acquisition expenses	394.9	197.0	19.7	611.6
Other underwriting expenses	258.7	61.0	43.6	363.3
General and administrative expenses	67.6	19.6	114.6	201.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	48.6	48.6
Interest expense on debt	.3	2.0	46.3	48.6
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	—	—	22.3	22.3
Total expenses	2,215.3	900.0	319.0	3,434.3
Pretax earnings (loss)	$419.6	$192.6	$(239.9)	$372.3

Millions	OneBeacon	Reinsurance	Other Operations	Total
Year ended December 31, 2002
Earned insurance and reinsurance premiums	$2,870.9	$675.8	$29.7	$3,576.4
Net investment income	314.0	52.7	(.7)	366.0
Net realized gains (losses)	113.0	88.3	(45.3)	156.0
Other revenue	14.4	53.6	45.7	113.7
Total revenues	$3,312.3	$870.4	$29.4	$4,212.1
Loss and LAE	2,131.3	478.8	28.1	2,638.2
Insurance and reinsurance acquisition expenses	629.1	161.1	16.1	806.3
Other underwriting expenses	329.2	42.4	32.3	403.9
General and administrative expenses	22.4	20.6	49.7	92.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	79.8	79.8
Interest expense on debt	—	2.0	69.8	71.8
Total expenses	3,112.0	704.9	275.8	4,092.7
Pretax earnings (loss)	$200.3	$165.5	$(246.4)	$119.4

Year ended December 31, 2001
Earned insurance and reinsurance premiums	$2,208.2	$421.5	$26.4	$2,656.1
Net investment income	228.4	46.1	10.0	284.5
Net realized gains (losses)	183.1	23.9	(33.9)	173.1
Amortization of deferred credits and other revenue	—	17.3	103.4	120.7
Total revenues	$2,619.7	$508.8	$105.9	$3,234.4
Loss and LAE	2,073.8	385.4	34.7	2,493.9
Insurance and reinsurance acquisition expenses	403.2	124.6	3.2	531.0
Other underwriting expenses	377.9	31.4	27.0	436.3
General and administrative expenses	30.6	13.1	(3.5)	40.2
Share appreciation expense for Series B Warrants	—	—	58.8	58.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	56.0	56.0
Interest expense on debt	—	.4	45.3	45.7
Total expenses	2,885.5	554.9	221.5	3,661.9
Pretax loss	$(265.8)	$(46.1)	$(115.6)	$(427.5)

Selected Balance Sheet Data	OneBeacon	Reinsurance	Other Operations	Total
December 31, 2003
Total investments	$5,585.4	$2,089.4	$872.7	$8,547.5
Reinsurance recoverable on paid and unpaid losses	3,068.6	791.5	(264.6)	3,595.5
Total assets	10,155.5	4,102.5	713.0	14,971.0
Loss and LAE reserves	6,268.8	1,808.7	(349.3)	7,728.2
Total liabilities	8,193.1	2,648.5	1,150.2	11,991.8
Total equity	1,962.4	1,454.0	(437.2)	2,979.2
December 31, 2002
Total investments	$6,648.5	$1,850.2	$400.7	$8,899.4
Reinsurance recoverable on paid and unpaid losses	3,638.6	880.2	(287.1)	4,231.7
Total assets	12,247.9	3,621.6	164.1	16,033.6
Loss and LAE reserves	7,630.5	1,664.2	(419.4)	8,875.3
Total liabilities	10,324.6	2,323.4	577.8	13,225.8
Total equity	1,923.3	1,298.1	(813.5)	2,407.9

NOTE 14.  Investments in Unconsolidated Insurance Affiliates

White Mountains’ investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50.0% of the entity.  White Mountains’ voting percentages and directorships in its unconsolidated affiliates do not provide White Mountains the ability to exercise significant influence over the operating and financial policies of its investees.

Investment in Montpelier

In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Re.  Montpelier Re was formed with approximately $1.0 billion in capital to respond to the then current favorable underwriting and pricing environment in the reinsurance industry. Montpelier has initially focused on property reinsurance business.  Montpelier Re is rated “A-” (Excellent, the fourth highest of fifteen ratings) by A.M. Best.  At December 31, 2003 and 2002, as adjusted for stock splits, White Mountains’ investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 2011. On October 9, 2002, Montpelier completed an IPO whereby it sold 10,952,600 of its common shares for total proceeds of $201.2 million.  White Mountains did not acquire or sell any shares through the IPO.

Through its holdings of common shares, White Mountains owns approximately 17% of the outstanding common shares of Montpelier and accounts for this investment using the equity method.  White Mountains’ ownership in Montpelier when considering its warrants is approximately 21% on a fully-converted basis.  White Mountains accounts for its warrants in Montpelier as derivative instruments and recognizes changes in the fair value of the warrants during a given period in its income statement as a realized gain or loss. The fair value of the warrants to acquire Montpelier common stock was immaterial at December 31, 2001, as the book value of Montpelier at that time was less than the Company’s exercise price.  No dividends were declared or paid by Montpelier during 2002 or 2001.

The following table summarizes financial information for Montpelier for the years ended December 31, 2003 and 2002 and for the approximately one-month period ended December 31, 2001:

	Period ended December 31,
	2003	2002	2001
Montpelier balance sheet data:
Total cash and investments	$2,237.8	$1,581.4	$991.0
Premiums receivable	207.9	147.2	.1
Total assets	2,552.6	1,833.9	1,021.8
Unearned premium	318.7	241.0	.2
Long-term debt	—	150.0	150.0
Loss and loss adjustment expense reserve	249.8	146.1	—
Total liabilities	894.9	581.4	161.1
Common shareholders’ equity	1,657.7	1,252.5	860.7

Montpelier income statement data:
Net premiums written	$778.0	$565.9	$0.2
Net premiums earned	705.4	329.9	—
Net investment income	50.1	39.7	1.1
Loss and loss adjustment expenses	164.1	133.3	—
Net income	407.1	152.0	(61.6)
Comprehensive net income (loss)	425.3	185.7	(59.7)

                Pretax amounts recorded by White Mountains relating to its investment in Montpelier as of and for the years ended December 31, 2003, 2002 and 2001 follow:

Millions	Common shares	Warrants	Total

Original cost of White Mountains’ investment in Montpelier as of December 6, 2001	$180.0	$—	$180.0
Equity in loss from Montpelier common shares (1)	(3.0)	—	(3.0)
Equity in net unrealized investment gains from Montpelier’s investment portfolio	.4	—	.4
White Mountains’ investment in Montpelier as of December 31, 2001	$177.4	$—	$177.4

Realized gains from Montpelier warrants	$—	$58.0	$58.0
Equity in earnings from Montpelier common shares (1)	30.7	—	30.7
Equity in net unrealized investment gains from Montpelier’s investment portfolio	5.7	—	5.7
White Mountains’ investment in Montpelier as of December 31, 2002	$213.8	$58.0	$271.8

Realized gains from Montpelier warrants	$—	$32.5	$32.5
Equity in earnings from Montpelier common shares (1)	69.5	—	69.5
Dividends declared on Montpelier common shares	(3.7)	—	(3.7)
Equity in net unrealized investment gains from Montpelier’s investment portfolio	3.1	—	3.1
White Mountains’ investment in Montpelier as of December 31, 2003	$282.7	$90.5	$373.2

Fair value of White Mountains’ investment in Montpelier as of December 31, 2003	$396.3	$90.5	$486.8

(1) After-tax equity in earnings/(losses) from Montpelier common shares were $45.2 million, $19.9 million and $(2.0) million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, Montpelier’s shareholders’ equity totaled approximately $1.7 billion versus $1.3 billion as of December 31, 2002.  During the years ended December 31, 2003 and 2002, Montpelier reported net income of $407.1 million and $152.0 million, with comprehensive net income of $425.3 million and $185.7 million. Montpelier wrote net premiums of $778.0 million and $565.9 million and had total earned premiums of $705.4 million and $329.9 million for the years ended December 31, 2003 and 2002, respectively.  Montpelier’s 2003 and 2002 GAAP combined ratios were 50% and 67%, respectively.

Investment in MSA

At December 31, 2003, 2002 and 2001, White Mountains owned 222,093 shares of the common stock of MSA.  This represented 50.0% of the total shares of MSA common stock outstanding at those times.  White Mountains’ investment in MSA is accounted for using the equity method.  The following table provides summary financial amounts recorded by White Mountains relating to its investment in MSA common stock:

Millions	2003	2002	2001
Amounts recorded by White Mountains:
Investment in MSA common stock (1)	$142.8	$128.1	$133.7
Equity in earnings (losses) from MSA common stock (2)	13.2	(9.1)	2.4
Equity in net unrealized investment gains from MSA’s investment portfolio (3)	1.5	3.5	.9

(1)                                  Includes related goodwill of $2.5 million at December 31, 2001.

(2)                                  2001 and 2002 recorded net of related amortization of goodwill.

(3)                                  Recorded directly to shareholders’ equity (after-tax) as a component of other comprehensive income.

At December 31, 2003 and 2002, White Mountains’ consolidated retained earnings included $33.4 million and $20.2 million, respectively, of accumulated undistributed earnings of MSA.  No dividends were declared or paid by MSA during 2003, 2002 and 2001.

NOTE 15.  Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

At December 31, 2003, the fair value of White Mountains’ Senior Notes (its only fixed-rate, long-term indebtedness) was $723.6 million, which compared to a carrying value of $698.1 million.  The fair value of the Senior Notes was estimated by discounting future cash flows using incremental borrowing rates for similar types of borrowing arrangements or quoted market prices.  Considerable judgment is required to develop such estimates of fair value.  Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange. As of December 31, 2002, White Mountains had fixed-rate long-term indebtedness with a carrying value of $5.1 million, which approximated its fair value.

NOTE 16.  Related Party Transactions

Berkshire

NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see Note 4).  Through the Warrants, at December 31, 2003, Berkshire has the right to acquire 1,724,200 Common Shares at an exercise price of $173.99 per Common Share, which represented approximately 16.0% of the total outstanding Common Shares on a fully-converted basis.  Reinsurance recoverable from, and preferred stock of White Mountains’ subsidiaries owned by, Berkshire are shown as separate line items in White Mountains’ consolidated balance sheet.

Olympus

In 2002 and 2003, Folksamerica entered into quota share retrocessional arrangements with Olympus.  Under these arrangements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.  During 2003 and 2002, Folksamerica ceded $449.1 million and $229.7 million, respectively, in written premiums and $107.0 million and $54.4 million, respectively, in losses and LAE to Olympus.  White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business.  During 2003 and 2002, White Mountains earned $98.4 million and $48.9 million of fee income from Olympus.  Certain directors, officers and affiliates of White Mountains own approximately 5% of the common shares of Olympus Holdings.  Mr. Joseph S. Steinberg, a director of the Company, is Chairman of Olympus Holdings and is President of Leucadia.  Leucadia owned approximately 16% of common shares of Olympus Holdings at December 31, 2003.

Montpelier

As of December 31, 2003, White Mountains’ investment in Montpelier consisted of 10,800,000 common shares and warrants to acquire 4,781,572 common shares at $16.67 per share that are exercisable until December 6, 2011.  Through its holdings of common shares and warrants, White Mountains owns approximately 21% of Montpelier on a fully-converted basis.

Four of White Mountains’ directors serve on Montpelier’s eleven member board of directors.  Raymond Barrette serves as Montpelier’s Lead Director, and John J. Byrne, John D. Gillespie and K. Thomas Kemp serve as Directors of Montpelier.  In addition, Mr. Kemp is the Chief Financial Officer of Montpelier. Certain directors, officers and affiliates of White Mountains own approximately 3% of the common shares of Montpelier.

Other relationships

Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman.  Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.  Lehman was lead underwriter Fund American’s $700.0 million Senior Notes, for which White Mountains paid Lehman $3.5 million in underwriting discounts and fees during 2003.  Lehman was also the arranger, the administrative agent and a lender under the Old Bank Facility that the Company prepaid in 2003 and is a lender under the New Bank Facility. See Note 6.

Mr. George Gillespie, a Director and Chairman of the Company, is a Partner at CS&M, which has been retained by White Mountains from time to time to perform legal services.  During 2003, White Mountains paid approximately $1.0 million to CS&M for legal services rendered.

Pursuant to an employment agreement with White Mountains, Mr. John Gillespie, a Director and Deputy Chairman of the Company and President of WM Advisors, may continue his active involvement with Prospector, so long as Mr. Gillespie devotes the requisite time required to fulfill his responsibilities to WM Advisors.  The agreement specifies procedures pursuant to which Prospector’s funds have the ability to invest first in opportunities appropriate for both White Mountains and such funds.  Pursuant to revenue sharing agreements, Mr. Gillespie has agreed to pay White Mountains a portion of the revenues and distributions allocable to him in connection with Prospector, in return for White Mountains agreeing to pay the operational expenses of his investment management companies.  At December 31, 2003, White Mountains had $99.8 million invested in funds managed by Prospector.

In September 2001, White Mountains entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”).  For 2003, the rental payments attributable to Mr. Gillespie’s ownership in the building totalled approximately $15,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totalled approximately $124,000.

Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Fund III.  OBPP and FSUI have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other.  As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above.

Mr. Zankel is Senior Managing Member of the General Partner of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners, L.P and Cedar Bridge Realty Fund, L.P.  At December 31, 2003, White Mountains had $6.6 million in limited partnership investment interests in High Rise Partners, L.P. and $3.6 million in limited partnership investment interests in Cedar Bridge Realty Fund, L.P.  In addition, at December 31, 2003 White Mountains owned $48.9 million in investments that are managed by High Rise Capital Advisors LLC.

WM Advisors provides investment advisory and management services to Montpelier Re and Olympus.  Montpelier Re and Olympus pay investment management fees based on month-end market values of investments held under custody to WM Advisors. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30%.  This agreement may be terminated by either party upon 30 days written notice.  At December 31, 2003, WM Advisors had $2,074.8 million and $805.5 million of assets under management from Montpelier Re and Olympus, respectively.  During 2003, WM Advisors received $2.9 million and $1.3 million in fees from Montpelier Re and Olympus, respectively.

NOTE 17. Commitments and Contingencies

White Mountains leases certain office space under noncancellable operating leases expiring at various dates through 2010.  Rental expense for all of White Mountains’ locations was approximately $42.9 million, $45.9 million and $22.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.  White Mountains also has various other lease obligations which are immaterial in the aggregate.

White Mountains’ future annual minimum rental payments required under noncancellable leases for office space are $33.5 million, $30.7 million, $28.2 million, $25.7 million and $35.8 million for 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively.

Assigned Risks

As a condition of its license to do business in certain states, White Mountains’ insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of such business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, White Mountains is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with White Mountains’ voluntarily written business.

The NYAIP is a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The NYAIP assigns such individuals to insurers to underwrite and service policies based on the proportion of the automobile insurance premiums each company voluntarily wrote in New York two years prior. The NYAIP allows insurers to either provide insurance coverage to these individuals or to transfer their NYAIP obligation to certain other insurance companies approved by the New York State Insurance Department. This latter process is referred to as a Limited Assigned Distribution (“LAD”) and the companies that assume this obligation are referred to as “LAD servicing carriers”. Companies who transfer their NYAIP business pay a fee to LAD servicing carriers in addition to the policy premium. To mitigate some of its NYAIP exposure, OneBeacon entered the LAD servicing business in December 2001 through the formation of its wholly owned subsidiary, General Assurance Company, which does business under the trade name “AutoOne Insurance”.

Several of OneBeacon’s insurance subsidiaries write voluntary automobile insurance in the state of New York. In doing so, they are obligated to accept NYAIP assignments during the next two years.  At December 31, 2003 and 2002, White Mountains’ liabilities for discharging its obligations associated with NYAIP assignments resulting from voluntary business written by OneBeacon in the preceding two-year periods were $34.9 million and $103.0 million, respectively. This estimate is based on projections of the total NYAIP assigned premiums over the next two years, OneBeacon’s share of such assignments, fees charged by LAD servicing carriers to transfer NYAIP business and credits OneBeacon is able to generate for its own use as a result of being a LAD servicing carrier (i.e., AutoOne Insurance).  During the third quarter of 2003, OneBeacon recorded a $30.0 million reduction in its NYAIP liability, resulting from changes in the New York assigned risk market, including a depopulation of the assigned risk pool and favorable revisions to the structure of credit programs.

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants.  In accordance with SOP 97-3,  White Mountains’ insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds.  In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.  The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years.  At December 31, 2003, the reserve for such assessments at White Mountains’ insurance subsidiaries totalled $23.9 million.

General Litigation

White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business.  Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows as of December 31, 2003.

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

In December 2001, American Centennial filed for arbitration against Gerling, a reinsurer of American Centennial, based on Gerling’s failure to pay American Centennial amounts due under a reinsurance contract.  Gerling had requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains’ acquisition of American Centennial in 1999. A preliminary judgement was handed down in December 2003 in which the arbitrator ruled that Gerling had been harmed and they are entitled to a discount on certain amounts that it owes American Centennial under the contract. The impact of this discount is immaterial to White Mountains’ financial results. A final judgement handed down in January 2004 confirmed that the reinsurance contract will remain in-force.  At December 31, 2003, American Centennial had recorded $22.7 million in recoverables from Gerling under this reinsurance contract, of which $9.8 million was for losses paid by American Centennial.  Gerling has subsequently reimbursed American Centennial early in 2004 for the $9.8 million in paid recoverables. The remaining obligation on unpaid recoverables is fully collateralized.

On January 30, 2001, an action was filed in Los Angeles on behalf of Sierra Holdings, a dissolved corporation in which White Mountains holds an interest, against Credit Lyonnais, S.A. and other parties who were the successful bidders for the assets of ELIC in the 1991 sale of those assets conducted by the California Commissioner of Insurance.  Sierra Holdings alleges that defendants’ acquisition violated both federal and state law and that, but for defendants’ wrongful acts, it would have been chosen to purchase ELIC’s assets.  Credit Lyonnais and certain of the other defendants plead guilty to criminal charges associated with their acquisition of ELIC.  The case is currently in active discovery but no trial date has yet been set.

In August 2000, Aramarine, a former insurance broker of OneBeacon’s, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine.  The suit originally claimed $410 million in compensatory damages for lost commissions.  However, Aramarine has recently reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct, has filed a motion for summary judgment and intends to vigorously defend the lawsuit.

In June 1999, White Mountains sold VGI to Unitrin. As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin.  Unitrin has made a demand for the full $50.0 million.

NOTE 18. Consolidating Financial Information

The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to its December 2001 shelf registration statement, including Fund American’s May 2003 issuance of the Senior Notes (see Note 6). The following tables present White Mountains’ consolidating balance sheets as of December  31, 2003 and December 31, 2002 and statements of income and cash flows for the years then ended. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of December 31, 2003

(in millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$—	$71.0	$6,177.1	$—	$6,248.1
Short-term investments, at amortized cost	11.1	682.2	854.6	(1.3)	1,546.6
Common equity securities, at fair value	—	—	513.6	—	513.6
Other investments	—	89.9	149.3	—	239.2
Total investments	11.1	843.1	7,694.6	(1.3)	8,547.5
Cash	.3	27.1	62.5	—	89.9
Reinsurance recoverable on paid and unpaid losses	—	8.8	3,586.7	—	3,595.5
Accounts receivable on unsettled investment sales	—	—	9.1	—	9.1
Insurance and reinsurance premiums receivable	—	44.6	744.4	(10.0)	779.0
Investments in unconsolidated insurance affiliates	—	90.5	425.4	—	515.9
Deferred tax asset	—	(8.2)	361.6	(93.4)	260.0
Deferred acquisition costs	—	3.6	230.0	—	233.6
Ceded unearned premiums	—	.9	184.4	—	185.3
Investment income accrued	—	—	73.0	—	73.0
Investments in subsidiaries	3,021.0	—	—	(3,021.0)	—
Other assets	5.0	86.8	616.1	(25.7)	682.2
Total assets	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0
LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$75.9	$7,652.3	$—	$7,728.2
Unearned insurance and reinsurance premiums	—	23.3	1,386.1	—	1,409.4
Accounts payable on unsettled investment purchases	—	302.0	69.6	—	371.6
Debt	—	12.9	730.1	—	743.0
Funds held under reinsurance treaties	—	—	211.9	—	211.9
Other liabilities	58.0	318.9	1,086.7	(130.4)	1,333.2
Preferred stock subject to mandatory redemption	—	20.0	174.5	—	194.5
Total liabilities	58.0	753.0	11,311.2	(130.4)	11,991.8
Common shareholders’ equity	2,979.4	344.2	2,676.6	(3,021.0)	2,979.2
Total liabilities common shareholders’ equity	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

Consolidating Balance Sheet as of December 31, 2002

(in millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$—	$47.1	$6,622.0	$—	$6,669.1
Short-term investments, at amortized cost	15.6	222.6	1,555.0	(2.6)	1,790.6
Common equity securities, at fair value	—	—	275.0	—	275.0
Other investments	30.7	44.9	89.1	—	164.7
Total investments	46.3	314.6	8,541.1	(2.6)	8,899.4
Cash	(.8)	41.5	80.9	(.1)	121.5
Reinsurance recoverable on paid and unpaid losses	—	5.2	4,226.5	—	4,231.7
Accounts receivable on unsettled investment sales	—	—	160.8	—	160.8
Insurance and reinsurance premiums receivable	—	28.6	801.9	—	830.5
Investments in unconsolidated insurance affiliates	58.0	—	341.9	—	399.9
Deferred tax asset	—	18.2	543.4	(131.6)	430.0
Deferred acquisition costs	—	3.0	241.9	—	244.9
Ceded unearned premiums	—	1.3	162.6	—	163.9
Investment income accrued	—	.7	90.7	—	91.4
Investments in subsidiaries	2,500.9	—	—	(2,500.9)	—
Other assets	42.9	54.7	361.9	.1	459.6
Total assets	$2,647.3	$467.8	$15,553.6	$(2,635.1)	$16,033.6
LIABILITIES, CONVERTIBLE PREFERENCE SHARES, MINORITY INTEREST AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$61.4	$8,813.9	$—	$8,875.3
Unearned insurance and reinsurance premiums	—	17.3	1,497.1	—	1,514.4
Accounts payable on unsettled investment purchases	—	—	495.2	—	495.2
Debt	5.1	9.7	778.4	—	793.2
Funds held under reinsurance treaties	—	—	262.4	—	262.4
Other liabilities	15.0	224.7	1,179.8	(134.2)	1,285.3
Total liabilities	20.1	313.1	13,026.8	(134.2)	13,225.8
Convertible preference shares	219.0	—	—	—	219.0
Minority interest - mandatorily redeemable preferred stock of subsidiaries	—	20.0	160.9	—	180.9
Common shareholders’ equity	2,408.2	134.7	2,365.9	(2,500.9)	2,407.9
Total liabilities, convertible preference shares, minority interest and common shareholders’ equity	$2,647.3	$467.8	$15,553.6	$(2,635.1)	$16,033.6

Consolidating Statement of Income for the Year Ended December 31, 2003

(in millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$78.3	$3,059.4	$—	$3,137.7
Net investment income	.2	4.9	285.8	—	290.9
Net realized investment gains (losses)	(1.1)	34.8	128.9	—	162.6
Other revenue (loss)	(.5)	80.6	166.0	(30.7)	215.4
Total revenues	(1.4)	198.6	3,640.1	(30.7)	3,806.6
Losses and LAE	—	53.3	2,084.8	—	2,138.1
Insurance and reinsurance acquisition expenses	—	16.9	614.6	(19.9)	611.6
Other underwriting expenses	—	3.2	360.1	—	363.3
General and administrative expenses	70.7	22.3	120.8	(12.0)	201.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	48.6	—	48.6
Interest expense	—	.3	48.3	—	48.6
Interest expense on preferred shares	—	1.0	21.3	—	22.3
Total expenses	70.7	97.0	3,298.5	(31.9)	3,434.3
Pretax income (loss)	(72.1)	101.6	341.6	1.2	372.3
Income tax benefit (provision)	(.1)	.2	(126.5)	(1.2)	(127.6)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	352.8	—	—	(352.8)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	57.4	—	57.4
Cumulative effect of changes in accounting principles	—	—	—	—	—
Net income	$280.6	$100.8	$252.0	$(352.8)	$280.6

Consolidating Statement of Income for the Year Ended December 31, 2002

(in millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$55.4	$3,521.0	$—	$3,576.4
Net investment income	1.7	3.2	361.1	—	366.0
Net realized gains on investments	58.0	3.2	94.8	—	156.0
Other revenue	25.0	25.3	63.4	—	113.7
Total revenues	84.7	87.1	4,040.3	—	4,212.1
Losses and LAE	—	47.0	2,591.2	—	2,638.2
Insurance and reinsurance acquisition expenses	—	5.7	800.6	—	806.3
Other underwriting expenses	—	2.2	401.7	—	403.9
General and administrative expenses	24.5	8.8	59.4	—	92.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	79.8	—	79.8
Interest expense	.4	12.3	59.1	—	71.8
Total expenses	24.9	76.0	3,991.8	—	4,092.7
Pretax income	59.8	11.1	48.5	—	119.4
Income tax provision	—	(5.7)	(6.0)	—	(11.7)
Accretion and dividends on preferred stock of subsidiaries	—	(2.1)	(38.8)	—	(40.9)
Equity in earnings of subsidiaries	672.0	—	—	(672.0)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	14.0	—	14.0
Cumulative effect of changes in accounting principles	16.3	—	643.9	—	660.2
Excess of fair value of acquired net assets over cost	—	—	7.1	—	7.1
Net income	$748.1	$3.3	$668.7	$(672.0)	$748.1

Consolidating Statement of Cash Flows for the Year Ended December 31, 2003

(in millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income (loss)	$(72.4)	$101.0	$252.0	$280.6
Charges (credits) to reconcile net income to cash flows from operations:
Net realized gains on investments	1.1	(34.8)	(128.9)	(162.6)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	—	(3.6)	639.8	636.2
Net change in loss and LAE reserves	—	14.5	(1,161.6)	(1,147.1)
Net change in insurance and reinsurance balances receivable	—	(6.0)	57.5	51.5
Net change in unearned insurance and reinsurance premiums	—	6.0	(111.0)	(105.0)
Net change in deferred acquisition costs	(.3)	(.4)	12.0	11.3
Net change in other assets and liabilities, net	75.2	282.9	(403.4)	(45.3)
Net cash flows provided from (used for) operations	3.6	359.6	(843.6)	(480.4)
Cash flows from investing activities:
Net decrease (increase) in short-term investments	4.5	(460.9)	700.4	244.0
Sales of fixed maturity investments	—	69.6	17,220.9	17,290.5
Maturities of fixed maturity investments	—	—	1,372.0	1,372.0
Sales of common equity securities and other investments	—	—	160.1	160.1
Purchases of fixed maturity investments	—	(93.1)	(18,155.1)	(18,248.2)
Purchases of common equity securities and other investments	(.2)	—	(354.2)	(354.4)
Sales of consolidated affiliates	—	—	25.0	25.0
Net (acquisitions) dispositions of property and equipment	—	(.1)	43.5	43.4
Net cash flows provided from (used for) investing activities	4.3	(484.5)	1,012.6	532.4
Cash flows from financing activities:
Repayments of debt	—	—	(739.9)	(739.9)
Proceeds from issuance of debt	—	—	693.4	693.4
Intercompany dividends, contributions and transfers	—	112.6	(112.6)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(2.0)	(28.3)	(30.3)
Proceeds from issuances of Common Shares and Convertible Preference Shares	1.5	—	—	1.5
Net cash (used for) provided from financing activities	(6.8)	110.6	(187.4)	(83.6)
Net increase (decrease) in cash during period	1.1	(14.3)	(18.4)	(31.6)
Cash balances at beginning of period	(.8)	41.4	80.9	121.5
Cash balances at end of period	$.3	$27.1	$62.5	$89.9

Consolidating Statement of Cash Flows for the Year Ended December 31, 2002

(in millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income	$76.1	$3.3	$668.7	$748.1
Charges (credits) to reconcile net income to cash flows from operations:
Cumulative effect of changes in accounting principles	(16.3)	—	(643.9)	(660.2)
Net realized gains on investments	(57.9)	(3.3)	(94.8)	(156.0)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	—	17.0	93.3	110.3
Net change in loss and LAE reserves	—	35.6	(687.9)	(652.3)
Net change in insurance and reinsurance balances receivable	—	(28.5)	301.5	273.0
Net change in unearned insurance and reinsurance premiums	—	(14.4)	(285.7)	(300.1)
Net change in deferred acquisition costs	—	5.0	63.4	68.4
Net change in other assets and liabilities, net	41.1	74.6	177.4	293.1
Net cash flows provided from (used for) operations	43.0	89.3	(408.0)	(275.7)
Cash flows from investing activities:
Net decrease (increase) in short-term investments	39.0	(115.8)	832.0	755.2
Sales of fixed maturity investments	—	1.3	13,530.6	13,531.9
Maturities of fixed maturity investments	—	—	411.9	411.9
Sales of common equity securities and other investments	—	1.0	97.4	98.4
Purchases of fixed maturity investments	—	(46.1)	(14,020.5)	(14,066.6)
Purchases of common equity securities and other investments	(.2)	—	(244.3)	(244.5)
Purchases of consolidated affiliates	—	—	(.5)	(.5)
Net (acquisitions) dispositions of property and equipment	—	(.5)	(12.3)	(12.8)
Net cash flows provided from (used for) investing activities	38.8	(160.1)	594.3	473.0
Cash flows from financing activities:
Repayments of debt	—	(260.0)	(78.6)	(338.6)
Proceeds from issuance of debt	—	8.0	—	8.0
Intercompany dividends and contributions	(300.0)	365.0	(65.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	(.4)	(2.1)	(28.2)	(30.7)
Proceeds from issuances of Common Shares and Convertible Preference Shares	226.4	—	—	226.4
Net cash (used for) provided from financing activities	(82.3)	110.9	(171.8)	(143.2)
Net (decrease) increase in cash during period	(.5)	40.1	14.5	54.1
Cash balances at beginning of period	(.2)	1.2	66.4	67.4
Cash balances at end of period	$(.7)	$41.3	$80.9	$121.5

REPORT ON MANAGEMENT’S RESPONSIBILITIES

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

White Mountains maintains internal financial and accounting controls designed to provide reasonable and cost effective assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management’s policies and that financial records are reliable for preparing financial statements.  The internal controls structure is documented by written policies and procedures which are communicated to all appropriate personnel and is updated as necessary.  White Mountains’ business ethics policies require adherence to ethical standards in the conduct of its business.  Compliance with these controls, policies and procedures is continuously maintained and monitored by management.

PricewaterhouseCoopers LLP has audited the consolidated financial statements of White Mountains as of December 31, 2003 and  2002 and for each of the three years in the period ended December 31, 2003.  PricewaterhouseCoopers LLP has issued their unqualified report thereon, which appears on page F-60.

In connection with their financial statement audit, PricewaterhouseCoopers LLP considers the structure of internal controls to the extent considered necessary.  Management reviews all recommendations of PricewaterhouseCoopers LLP concerning the structure of internal controls and responds to such recommendations with corrective actions, as appropriate.

The Audit Committee of the Board, which is comprised solely of independent, qualified directors, has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White Mountains as well as establishing and maintaining the Company’s Audit Committee Charter.  The Audit Committee, which reports to the full Board, annually reviews the overall quality and effectiveness of the independent auditors and management with respect to the financial reporting process and the adequacy of internal controls.  The independent auditors have free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of internal controls and any other matter that they believe should be brought to the attention of the Audit Committee.

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY	/s/ J. BRIAN PALMER
Raymond Barrette	David T. Foy	J. Brian Palmer
Director, President and CEO	Executive Vice President and CFO	Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index referenced under Item 8 on page 73 present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 8 on page 73 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2001.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2004

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2003 and 2002 is shown in the following table.  The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.  Certain reclassifications have been made to prior quarterly results to conform with the 2003 annual presentation.

	2003 Three Months Ended				2002 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$962.9	$907.1	$967.1	$969.5	$1,001.5	$1,088.9	$1,030.8	$1,090.9
Expenses	898.9	868.9	843.0	823.5	941.9	1,006.9	1,043.9	1,100.0
Pretax earnings (loss)	64.0	38.2	124.1	146.0	59.6	82.0	(13.1)	(9.1)
Tax benefit (provision)	(22.4)	(14.4)	(44.7)	(46.1)	(10.4)	(20.3)	6.0	13.0
Equity in earnings (losses) of subsidiaries	15.1	13.6	15.8	12.9	6.2	3.2	3.6	1.0
Accretion and dividends on preferred stock of subsidiaries	—	—	(10.8)	(10.7)	(10.5)	(10.3)	(10.1)	(10.0)
Net income (loss) before accounting changes and extraordinary items	$56.7	$37.4	$84.4	$102.1	$44.9	$54.6	$(13.6)	$(5.1)

Net income (loss) before accounting changes and extraordinary items per share:
Basic	$6.30	$4.16	$5.38	$10.94	$3.09	$6.67	$(1.66)	$(.62)
Diluted	5.57	3.69	4.77	9.92	2.78	6.04	(1.68)	(.62)

Fully converted tangible book value per share	$291.27	$282.24	$280.88	$266.96	$258.82	$249.38	$235.62	$221.80

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2003

Millions	Cost	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities (1)	$2,457.5	$2,508.4
Corporate bonds and asset-backed securities	3,277.9	3,439.0
States, municipalities and political subdivisions	53.1	57.6
Foreign governments	141.1	144.9
Redeemable preferred stocks	80.6	98.2
Total fixed maturities	6,010.2	6,248.1
Short-term investments	1,546.6	1,546.6
Common equity securities:
Banks, trust and insurance companies	76.6	97.0
Public utilities	76.7	101.0
Industrial, miscellaneous and other	242.9	315.6
Total common equity securities	396.2	513.6
Other investments	184.0	239.2
Total investments	$8,137.0	$8,547.5

(1)                                  Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

Note - fair value was equal to carrying value at December 31, 2003.

SCHEDULE II

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2003	2002
Assets:
Common equity securities and other investments	$—	$30.6
Short-term investments, at amortized cost	11.1	15.6
Other assets	5.3	41.9
Investments in consolidated and unconsolidated affiliates	3,021.0	2,558.9
Total assets	$3,037.4	$2,647.0
Liabilities:
Long-term debt	$—	$5.1
Accounts payable and other liabilities	58.0	15.0
Total liabilities	58.0	20.1
Convertible preference shares	—	219.0
Common shareholders’ equity	2,979.4	2,407.9
Total liabilities, convertible preference shares and common shareholders’ equity	$3,037.4	$2,647.0

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2003	2002	2001
Revenues (including realized gains and losses)	$(1.4)	$84.7	$38.4
Expenses	70.7	24.9	69.4
Pretax income (loss)	(72.1)	59.8	(31.0)
Income tax provision	.1	—	(1.0)
Net income (loss)	(72.2)	59.8	(32.0)
Earnings (losses) from consolidated affiliates	352.8	672.0	(222.5)
Cumulative effect of changes in accounting principles	—	16.3	—
Extraordinary loss on early extinguishment of debt	—	—	(4.8)
Consolidated net income (loss)	280.6	748.1	(259.3)
Other comprehensive net income (loss) items, after-tax	79.0	202.3	(42.5)
Consolidated comprehensive net income (loss)	$359.6	$950.4	$(301.8)

Computation of net income (loss) available to common shareholders:
Consolidated net income (loss)	$280.6	$748.1	$(259.3)
Redemption value adjustment - Convertible Preference Shares	(49.5)	(19.0)	(305.1)
Dividends on Convertible Preference Shares	—	(.4)	(.3)
Net income (loss) available to common shareholders	$231.1	$728.7	$(564.7)

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2003	2002	2001
Net income (loss)	$280.6	$748.1	$(259.3)
Reconciliation of net income to net cash from operating activities:
Cash dividends to holders of Convertible Preference Shares	—	.4	.3
Cumulative effect of changes in accounting principles	—	(16.3)	—
Loss on early extinguishment of debt	—	—	4.8
Share appreciation expense for Options and Restricted Shares	—	16.9	20.0
Share appreciation expense for Series B Warrants	—	—	58.8
Net realized losses (gains) on sales of investments and other assets	1.8	(57.9)	(13.3)
Undistributed current (earnings) losses from consolidated subsidiaries	(353.0)	(648.7)	278.0
Amortization of deferred credits	—	—	(20.7)
Net income tax receipts	32.0	—	—
Net change in other assets and other liabilities	(.4)	12.4	18.5
Net change in accounts payable and other liabilities	41.7	(11.4)	(32.3)
Net cash provided from operating activities	2.7	43.5	54.8
Cash flows from investing activities:
Net decrease in short-term investments, net of balances acquired	4.5	39.0	41.7
Sales of investment securities	—	—	31.0
Purchases of investment securities and other assets	(.1)	(.2)	(30.9)
Contributions to subsidiaries	—	(300.0)	(530.7)
Proceeds from sales of affiliates	—	—	23.6
Net cash provided from (used for) investing activities	4.4	(261.2)	(465.3)
Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	1.5	226.4	444.4
Proceeds from issuances of warrants to acquire Common Shares	—	—	75.0
Common Shares repurchased and retired	—	—	(1.9)
Repayments of long-term debt	—	—	(100.8)
Cash dividends paid to holders of Common Shares	(8.3)	(8.3)	(5.9)
Cash dividends to holders of Convertible Preference Shares	—	(.4)	(.3)
Net cash (used for) provided from financing activities	(6.8)	217.7	410.5
Net change in cash during year	.3	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$.3	$—	$—

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:

December 31, 2003:
OneBeacon	$165.2	$5,855.7	$1,044.0	$—	$2,183.4	$233.9	$1,493.8	$394.9	$258.7	$2,004.0
Reinsurance and other insuranceoperations	68.4	1,872.5	365.4	—	954.3	58.2	644.3	216.7	104.6	1,003.7

December 31, 2002:
OneBeacon	$188.4	$7,149.5	$1,269.5	$—	$2,870.9	$314.0	$2,131.3	$629.1	$329.2	$2,522.8
Reinsurance and other insuranceoperations	56.5	1,725.8	244.9	—	705.5	57.7	506.9	177.2	74.7	770.7

December 31, 2001:
OneBeacon	$267.4	$7,857.4	$1,612.0	$—	$2,208.2	$228.4	$2,073.8	$403.2	$377.9	$1,878.2
Reinsurance and other insuranceoperations	45.9	1,670.2	202.5	—	447.9	51.7	420.1	127.8	58.4	487.2

(1)                                  The amounts shown exclude net investment income (expense) relating to non-insurance operations of $(1.2), $(5.7) million and $4.4 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned ($ in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:

December 31, 2003:
OneBeacon	$2,313.2	$(518.6)	$388.8	$2,183.4	17.8%
Reinsurance and other insurance operations	45.7	(462.2)	1,370.8	954.3	143.6%

December 31, 2002:
OneBeacon	$3,181.8	$(815.5)	$504.6	$2,870.9	17.6%
Reinsurance and other insurance operations	42.0	(299.6)	963.1	705.5	136.5%

December 31, 2001:
OneBeacon (1)	$2,374.2	$(230.2)	$64.2	$2,208.2	2.9%
Reinsurance and other insurance operations	36.7	(237.6)	648.8	447.9	144.9%

(1)                                  Amounts shown for OneBeacon in columns B through F represent activity from June 1, 2001 through December 31, 2001.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions described (1)	Balance at end of period
Years ended:

December 31, 2003:
Reinsurance recoverable:
Allowance for reinsurance balances	$18.5	$—	$—		$(2.6)	$15.9
Property and casualty insurance:
Allowance for uncollectible accounts	69.1	(26.0)	—		(20.1)	23.0

December 31, 2002:
Reinsurance recoverable:
Allowance for reinsurance balances	$25.2	$(6.1)	$—		$(.6)	$18.5
Property and casualty insurance:
Allowance for uncollectible accounts	96.9	(22.0)	—		(5.8)	69.1

December 31, 2001:
Reinsurance recoverable:
Allowance for reinsurance balances	$1.2	$—	$24.0	(2)	$—	$25.2
Property and casualty insurance:
Allowance for uncollectible accounts	1.1	—	96.8	(2)	(1.0)	96.9

(1)                                  Represent charge-offs of balances receivables.

(2)                                  Includes $21.9 million and $95.7 million of reinsurance recoverable and property and casualty insurance allowances, respectively, acquired from OneBeacon. Remaining amounts represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A		Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
									Claims and Claims
			Reserves for						Adjustment Expenses		Amortization
			Unpaid Claims	Discount, if					Incurred Related to		of deferred	Paid Claims
		Deferred	and Claims	any,				Net	(1)	(2)	policy	and Claims
		acquisition	Adjustment	deducted in		Unearned	Earned	investment	Current	Prior	acquisition	Adjustment	Premiums
Affiliation with registrant		costs	Expenses	Column C		Premiums	Premiums	income	Year	Year	costs	Expenses	written

One Beacon:
2003		$165.2	$5,855.7	$294.5	(3)	$1,044.0	$2,183.4	$233.9	$1,346.9	$146.9	$394.9	$2,298.8	$2,004.0
2002		188.4	7,149.5	299.5	(3)	1,269.5	2,870.9	314.0	2,073.9	57.4	629.1	2,877.0	2,522.8
2001	(1)	267.4	7,857.4	278.1	(3)	1,612.0	2,208.2	228.4	2,009.2	64.6	403.2	1,952.7	1,878.2

Consolidated reinsurance
and other insurance operations:
2003		$68.4	$1,872.5	—		$365.4	$954.3	$58.2	$601.8	$42.5	$216.7	$431.9	$1,003.7
2002		56.5	1,725.9	—		244.9	705.5	57.7	474.3	32.6	177.2	367.9	770.7
2001		45.9	1,670.2	—		202.5	447.9	51.7	381.4	38.7	127.8	481.8	487.2

50%-or-less owned property
and casualty investees:	(2)
2003		$28.2	$140.6	—		$132.4	$198.0	$11.7	$127.5	$4.4	$55.2	$119.6	$213.8
2002		24.5	126.7	—		112.0	167.0	11.5	113.2	7.8	47.6	106.1	178.7
2001		21.5	104.9	—		74.9	143.3	11.2	95.2	(1.8)	41.4	92.7	153.4

(1)                                  The amounts shown in columns F through K represent activity for OneBeacon from June 1, 2001 through December 31, 2001.

(2)                                  The amounts shown represent White Mountains’ share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate.  Excludes White Mountains’ share of Montpelier, its 21% owned unconsolidated property and casualty reinsurance affiliate whose information is available publicly.

(3)                                  The amounts shown exclude unamortized fair value adjustments to reserves of $48.6 million, $79.8 million and $56.0 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2003, 2002 and 2001, respectively.