Form 10-Q
period 2004-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2004-05-04
CIK 776867

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2004, 9,045,251 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 15,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (cost: $6,579.6 and $6,010.2)	$6,879.1	$6,248.1
Short-term investments, at amortized cost (which approximates fair value)	1,024.9	1,546.6
Common equity securities, at fair value (cost: $576.6 and $396.2)	779.9	513.6
Other investments (cost: $317.6 and $184.0)	379.6	239.2

Total investments	9,063.5	8,547.5
Cash	117.2	89.9
Reinsurance recoverable on unpaid losses	1,257.4	1,213.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,296.9	2,260.3
Reinsurance recoverable on paid losses	128.5	121.7
Insurance and reinsurance premiums receivable	926.8	779.0
Deferred acquisition costs	268.4	233.6
Deferred tax asset	243.3	260.0
Ceded unearned premiums	198.3	185.3
Investment in unconsolidated insurance affiliate(s)	152.7	515.9
Investment income accrued	75.6	73.0
Accounts receivable on unsettled investment sales	59.5	9.1
Other assets	708.7	682.2

Total assets	$15,496.8	$14,971.0

Liabilities
Loss and loss adjustment expense reserves	$8,055.8	$7,728.2
Unearned insurance and reinsurance premiums	1,571.5	1,409.4
Debt	824.8	743.0
Funds held under reinsurance treaties	172.3	211.9
Ceded reinsurance payable	144.0	127.7
Accounts payable on unsettled investment purchases	103.1	371.6
Other liabilities	1,246.2	1,205.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	178.5	174.5
Held by others (redemption value $20.0)	20.0	20.0

Total liabilities	12,316.2	11,991.8
Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 9,045,567 and 9,007,195 shares	9.0	9.0
Paid-in surplus	1,420.4	1,399.6
Retained earnings	1,372.8	1,286.4
Accumulated other comprehensive income, after tax:
Unrealized gains on investments	384.7	286.0
Unrealized foreign currency translation losses	(0.4)	(0.3)
Unearned compensation—restricted Common Share awards	(5.9)	(1.5)

Total common shareholders' equity	3,180.6	2,979.2

Total liabilities and common shareholders' equity	$15,496.8	$14,971.0

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2004	2003
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$831.9	$803.0
Net investment income	71.0	78.6
Net realized investment gains	61.8	58.2
Other revenue	58.4	29.7

Total revenues	1,023.1	969.5

Expenses:
Loss and loss adjustment expenses	523.3	522.6
Insurance and reinsurance acquisition expenses	156.7	157.9
Other underwriting expenses	114.9	99.6
General and administrative expenses	81.7	15.6
Accretion of fair value adjustment to loss and loss adjustment expense reserves	10.1	14.2
Interest expense on debt	11.3	13.6
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	11.5	—

Total expenses	909.5	823.5

Pretax income	113.6	146.0
Income tax provision	(44.9)	(46.1)

Net income before minority interest and equity in earnings of affiliates	68.7	99.9
Dividends and accretion on mandatorily redeemable preferred stock of subsidiaries	—	(10.7)
Equity in earnings of unconsolidated insurance affiliates	18.2	12.9

Net income before extraordinary item	86.9	102.1
Excess of fair value of acquired net assets over cost—Sierra Group	8.6	—

Net income	95.5	102.1

Net change in unrealized gains and losses for investments held	124.9	29.5
Net change in foreign currency translation	(.1)	(.7)
Recognition of unrealized gains and losses for investments sold	(26.2)	(39.0)

Comprehensive net income	$194.1	$91.9

Computation of net income available to common shareholders
Net income	$95.5	$102.1
Redemption value adjustment—Convertible preference shares	—	(11.5)

Net income available to common shareholders	$95.5	$90.6

Basic earnings per Common Share:
Net income before extraordinary item	$9.64	$10.94
Net income	10.59	10.94
Diluted earnings per Common Share:
Net income before extraordinary item	$8.52	$9.92
Net income	9.36	9.92

Dividends declared and paid per Common Share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	95.5	—	95.5	—	—
Other comprehensive income, after tax	98.6	—	—	98.6	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	2.8	2.8	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Amortization of restricted Common Share awards	.3	—	—	—	.3

Balances at March 31, 2004	$3,180.6	$1,429.4	$1,372.8	$384.3	$(5.9)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	102.1	—	102.1	—	—
Other comprehensive loss, after tax	(10.2)	—	—	(10.2)	—
Redemption value adjustment — Convertible Preference Shares	(11.5)	—	(11.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	1.3	1.3	—	—	—
Issuances of Common Shares	.7	.7	—	—	—
Amortization of restricted Common Share awards	3.2	—	—	—	3.2

Balances at March 31, 2003	$2,485.2	$1,136.6	$1,154.2	$196.5	$(2.1)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2004	2003
	(millions)
Cash flows from operations:
Net income	$95.5	$102.1
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost—Sierra Group	(8.6)	—
Deferred income tax provision	25.4	36.5
Net realized investment gains	(61.8)	(58.2)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	86.6	207.4
Net change in loss and loss adjustment expense reserves	(125.9)	(322.6)
Net change in insurance and reinsurance premiums receivable	(117.8)	13.6
Net change in unearned insurance and reinsurance premiums	123.0	(13.5)
Net change in deferred acquisition costs	(30.0)	.4
Net change in funds held under reinsurance treaties	(44.9)	(92.6)
Net change in other assets and liabilities	(58.9)	(62.4)

Net cash flows used for operations	(117.4)	(189.3)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	569.6	(146.4)
Sales of fixed maturity investments	1,240.7	3,564.0
Maturities of fixed maturity investments	198.6	137.7
Sale of Montpelier common shares	155.3	—
Sales of common equity securities and other investments	81.5	55.3
Sale of consolidated affiliate, net of cash sold	22.1	—
Purchases of fixed maturity investments	(1,656.7)	(3,437.4)
Purchases of common equity securities and other investments	(133.6)	(76.4)
Net change in unsettled investment purchases and sales	(304.9)	117.4
Purchases of consolidated affiliates, net of cash acquired	(23.5)	—
Net acquisitions of property and equipment	(1.0)	(4.8)

Net cash flows provided from investing activities	148.1	209.4

Cash flows from financing activities:
Repayments of debt	—	(6.5)
Cash dividends paid to common shareholders	(9.1)	(8.3)
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Proceeds from issuances of Common Shares	13.3	.7

Net cash used for financing activities	(3.4)	(21.7)

Net increase (decrease) in cash during the period	27.3	(1.6)
Cash balances at beginning of period	89.9	121.5

Cash balances at end of period	$117.2	$119.9

Supplemental cash flows information:
Interest paid	$(.3)	$(13.0)
Net income taxes (paid) received	(27.3)	32.1

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

        The Company's reportable segments are OneBeacon, Reinsurance, Esurance and Other Operations.

        The OneBeacon Insurance Group LLC family of companies are U.S.-based property and casualty insurance writers including, among several others, OneBeacon Insurance Company, Pennsylvania General Insurance Company and Camden Fire Insurance Association (collectively "OneBeacon"). OneBeacon was acquired by White Mountains from Aviva plc ("Aviva", formerly CGNU plc) on June 1, 2001 (the "OneBeacon Acquisition").

        White Mountains' reinsurance operations are conducted primarily through Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, "Folksamerica"). Folksamerica became a wholly-owned subsidiary of White Mountains in 1998. In connection with the OneBeacon Acquisition, Folksamerica was contributed to OneBeacon. On March 31, 2004, OneBeacon distributed its interest in Folksamerica to its parent, Fund American Companies, Inc. ("Fund American"). White Mountains' reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, "WMU") and Fund American Reinsurance Company Ltd. ("Fund American Re"). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance. Fund American Re is domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden, and operates through an additional branch in Singapore.

        Esurance, Inc. ("Esurance") has been a unit of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. The results included in the Esurance segment include the results of its internet-based management company as well as the underwriting results of business generated through Esurance and underwritten by OneBeacon and Folksamerica. The aggregation of Esurance's management company results and the underwriting results of the business it generates within the White Mountains organization is referred to in this report as "Esurance enterprise-wide" results.

        White Mountains' Other Operations consists of the Company and its intermediate holding companies, as well as the International American Group, Inc. (the "International American Group"). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company") and, prior to its sale in January 2004, also included Peninsula Insurance Company ("Peninsula").

        During the first quarter of 2004, White Mountains sold a significant portion of its investment in Montpelier Re Holdings Ltd. ("Montpelier") common shares to third parties. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. See Note 5.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company's 2003 Annual Report on Form 10-K for a complete discussion regarding White Mountains' significant accounting policies.

Recently Adopted Changes in Accounting Principles

Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, additional disclosure requirements were effective for financial statements issued after January 31, 2003 and consolidation requirements were effective for the first interim period ending after March 15, 2004. White Mountains did not identify any material VIEs created subsequent to January 31, 2003 which required consolidation. White Mountains adopted the disclosure provisions of FIN 46 beginning with its December 31, 2002 Form 10-K and its consolidation provisions as of March 31, 2004.

        For purposes of FIN 46, New Jersey Skylands Insurance Association is considered to be a VIE and as a result, the balance sheet accounts of the Association have been consolidated in White Mountains' financial statements as of March 31, 2004. See Note 11.

        Additionally, White Mountains held certain investments in limited partnerships at March 31, 2004 that, for purposes of FIN 46, were considered to be VIEs. However, in December 2003, the FASB published a revision to FIN-46, ("FIN 46R") indefinitely deferring the effective date for applying the provisions of FIN 46 for investment companies that are not subject to SEC Regulation S-X,

Rule 6-03(c)(1), but are currently accounting for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Audits of Investment Companies (the Audit Guide). Since the limited partnerships in which White Mountains is invested account for their investment in accordance with the Audit Guide, the provisions of FIN 46 have not been adopted with respect to these investments.

Note 2.    Acquisitions and Dispositions

        On December 8, 2003, White Mountains entered into a definitive agreement with ABB to acquire the Sirius Insurance Group, an insurance and reinsurance organization based in Sweden. See Note 14—Subsequent Event—for details of the closing of this transaction subsequent to the end of the first quarter.

        On March 15, 2004, White Mountains entered into a definitive agreement to lead with Berkshire Hathaway, Inc. ("Berkshire") an investor group that will acquire the life and investment business of Safeco Corporation ("Safeco Life") for approximately $1.35 billion. Safeco Life focuses mainly on group insurance, individual life insurance, structured settlements, retirement services and mutual funds. White Mountains and Berkshire will each invest $200 million and receive warrants to purchase additional common shares of a newly formed acquisition company. On a fully converted basis, White Mountains and Berkshire will each own approximately 24% of the new company. White Mountains expects this acquisition to close in the third quarter of 2004.

        On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company ("Atlantic Specialty"), a subsidiary of Atlantic Mutual Insurance Company ("Atlantic Mutual"), and the renewal rights to Atlantic Mutual's segmented commercial insurance business, including the unearned premiums on the acquired book (the "Atlantic Specialty Transaction"). The overall gross written premium for this book of business totals approximately $400 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission on the premiums renewed.

        On March 31, 2004, Folksamerica completed its acquisition of the Sierra Insurance Group companies (the "Sierra Group"), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note, of which $58.0 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. The acquired companies' net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premium. The acquisition resulted in an $8.6 million extraordinary gain.

        In January 2004, Folksamerica sold Peninsula Insurance Company ("Peninsula") to the Donegal Group for $23.3 million, or 107.5% of its GAAP book value, resulting in a pretax gain of $2.1 million.

Note 3.    Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	Millions
Gross beginning balance	$7,728.2	$8,875.3
Less beginning reinsurance recoverable on unpaid losses	(3,473.8)	(4,071.9)

Net loss and LAE reserves	4,254.4	4,803.4
Loss and LAE reserves sold—Peninsula	(17.0)	—
Loss and LAE reserves acquired—Sierra Group	244.4 (1)	—
Loss and LAE reserves consolidated—New Jersey Skylands Insurance Association	62.1	—
Loss and LAE incurred relating to:
Current year losses	522.8	519.7
Prior year losses	.5	2.9

Total incurred loss and LAE	523.3	522.6
Accretion of fair value adjustment to loss and LAE reserves	10.1	14.2
Loss and LAE paid relating to:
Current year losses	(97.8)	(111.2)
Prior year losses	(478.0)	(541.7)

Total loss and LAE payments	(575.8)	(652.9)
Net ending balance	4,501.5	4,687.3
Plus ending reinsurance recoverable on unpaid losses	3,554.3	3,865.4

Gross ending balance	$8,055.8	$8,522.7

(1)
Reinsurance recoverables on unpaid losses acquired in the Sierra Group acquisition totalled $162.5 million.

        White Mountains did not experience any material net unfavorable loss reserve development on prior accident year loss reserves during the first quarters of 2004 and 2003.

        In connection with purchase accounting for the acquisition of OneBeacon, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($105.5 million at March 31, 2004) is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $10.1 million of such charges, recorded as loss and LAE, for the three months ended March 31, 2004, and $14.2 million for the three months ended March 31, 2003.

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

        Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, it has exhausted approximately $1.7 billion of the coverage provided by NICO at March 31, 2004. Approximately $567 million of these incurred losses have been paid by NICO through March 31, 2004. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $757 million protection remaining under the NICO Cover.

        At March 31, 2004, OneBeacon had $71.3 million of reinsurance currently recoverable on paid losses and $2,970.2 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balances due from OneBeacon's reinsurers is critical to OneBeacon's financial strength. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers (dollars in millions)	Balance at March 31, 2004	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,197.9	72%	A	++
Liberty Mutual Insurance Group and subsidiaries (1)	175.2	6	A
American Re-Insurance Company	60.4	2	A	+
Tokio Fire and Marine Insurance Company	52.8	2	A	++
Aviva plc and its affiliates (2)	34.7	1	not rated

(1)
At March 31, 2004, OneBeacon had assumed balances payable and expenses payable of approximately $107.4 million under its renewal rights agreement with Liberty Mutual Insurance

  Group ("Liberty Mutual"), which expired on October 31, 2003. In the event of Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

(3)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

Folksamerica

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At March 31, 2004 and December 31, 2003, Folksamerica's reinsurance recoverables included $258.4 million and $312.4 million, respectively, recorded under the Imagine Cover. All balances due from Imagine Re are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million available under this contract had been fully utilized. At March 31, 2004 and December 31, 2003, Folksamerica had also recorded $47.8 million and $50.6 million in deferred gains, respectively, related to adverse development on loss reserves transferred to Imagine Re at the inception of the Imagine Cover.

        At March 31, 2004, Folksamerica had $52.9 million of reinsurance currently recoverable on paid losses and $849.7 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Folksamerica of its obligation to its ceding companies, the collectibility of balances due from Folksamerica's reinsurers is critical to Folksamerica's financial strength. Folksamerica is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. Folksamerica monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of

Folksamerica's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers (dollars in millions)	Balance at March 31, 2004	% of Total	A.M. Best Rating (2)
Imagine Re(1)	$258.4	29%	A	-
Olympus Reinsurance Company(1)	135.9	15	A	-
London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp.(1)	135.4	15	A
St. Paul Travelers	97.8	11	A	+
GRC	45.6	5	A	++

(1)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings) and "A-" (Excellent, which is the fourth highest of fifteen ratings).

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

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
	Millions
Investment income:
Fixed maturity investments	$60.3	$73.8
Short-term investments	3.6	3.9
Common equity securities	5.3	1.1
Other	2.7	.9

Total investment income	71.9	79.7
Less investment expenses and other charges	(.9)	(1.1)

Net investment income, before tax	$71.0	$78.6

        The composition of realized investment gains (losses) for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
	Millions
Fixed maturity investments	$14.5	$42.9
Common equity securities	19.1	20.8
Montpelier common shares	35.2	—
Other investments	(7.0)	(5.5)

Net realized investment gains, before tax	$61.8	$58.2

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a pretax realized gain of $35.2 million. As a result of this sale and certain other actions undertaken during the 2004 period, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security carried at fair value.

        During the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7,172,358. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011. White Mountains accounts for its Montpelier warrants under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," recording the instruments at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. White Mountains has determined the fair value of the Montpelier warrants to be $121.0 million as of March 31, 2004 and recognized an investment gain on other investments (presented as a realized gain) of $3.8 million for the three months ended March 31, 2004 and an investment loss on other investments (presented as a realized loss) of $1.0 million for the three months ended March 31, 2003.

        During the first quarter of 2003, White Mountains' sold off a large portion of its fixed maturity investment portfolio resulting in a pretax gain of $42.9 million.

        As of March 31, 2004 and December 31, 2003, White Mountains reported $103.1 million and $371.6 million in accounts payable on unsettled investment purchases, respectively. The large 2003 payable related primarily to an unsettled purchase of a Swedish Treasury Bill, which was included in short-term investments at December 31, 2003.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2004 (excluding short-term investments):

	March 31, 2004
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	20	8	5	33
Market value	$519.5	$114.8	$5.6	$639.9
Amortized cost	$520.6	$116.1	$5.7	$642.4
Unrealized loss	$(1.1)	$(1.3)	$(.1)	$(2.5)

Common equity securities:
Number of positions	8	1	—	9
Market value	$10.9	$1.7	$—	$12.6
Cost	$11.5	$1.9	$—	$13.4
Unrealized loss	$(.6)	$(.2)	$—	$(.8)

Other investments:
Number of positions	1	1	7	9
Market value	$9.2	$.6	$6.2	$16.0
Cost	$10.0	$.9	$9.1	$20.0
Unrealized loss	$(.8)	$(.3)	$(2.9)	$(4.0)

Total:
Number of positions	29	10	12	51
Market value	$539.6	$117.1	$11.8	$668.5
Amortized cost	$542.1	$118.9	$14.8	$675.8
Unrealized loss	$(2.5)	$(1.8)	$(3.0)	$(7.3)

% of total gross unrealized losses	34%	25%	41%	100.0%

        For the three months ended March 31, 2004, White Mountains did not experience any other-than-temporary impairment charges. During the three months ended March 31, 2003, White Mountains experienced $17.5 million in pretax other-than-temporary impairment charges. Of the charge recorded in 2003, $8.1 million was related to White Mountains' investment in the common stock of Octel Corp ("Octel"), primarily due to the fact that Octel's unrealized loss position was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors had been reported by Octel which affected the likelihood that White Mountains would recover the original cost of its investment. White Mountains did not experience any material impairment charges relating to any other individual investment security during the 2003 period.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2004 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of March 31, 2004, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Note 6.    Debt

        White Mountains' debt outstanding as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	Millions
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.9)	(1.9)

Senior Notes, carrying value	698.1	698.1
Bank Facility	—	—

Sierra Note	62.0	—
Atlantic Specialty Note	20.0	—
C-F Seller note	25.0	25.0
Fund III notes	15.0	15.0
Other debt	4.7	4.9

Total debt	$824.8	$743.0

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

Bank Facility

        In September 2003, Fund American established a $300.0 million revolving credit facility (the "Bank Facility") arranged through Fleet Securities, Inc. and Banc One Capital Markets, Inc., which matures in September 2006 and under which both Fund American and the Company are permitted borrowers. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Company's preferred stock held by Berkshire. As of March 31, 2004, the Bank Facility was undrawn.

New Debt

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which can be adjusted over its six-year term to reflect any net adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force as well as other balance sheet protections. Interest will accrue on the unpaid balance of the Sierra Note at a rate of 4% per annum, compounded quarterly, and will be payable at its maturity.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million purchase note to the seller (the "Atlantic Specialty Note"). The note accrues interest at a rate of 5.15% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. OneBeacon is required to repay $2.0 million of principal on the notes per year, beginning January 1, 2007.

Note 7. Earnings Per Share

        Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three months ended March 31, 2004 and 2003:

	Three months ended March, 31
	2004	2003
Basic earnings per share numerators (in millions):
Net income before extraordinary item	$86.9	$102.1
Redemption value adjustment—Convertible Preference Shares	—	(11.5)

Net income before extraordinary item available to common shareholders	$86.9	$90.6

Extraordinary item—excess of fair value of acquired net assets over cost	8.6	—

Net income available to common shareholders	$95.5	$90.6

Diluted earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$86.9	$90.6
Other effects on diluted earnings(1)	(.8)	(.6)

Adjusted net income before extraordinary item available to common shareholders	$86.1	$90.0

Extraordinary item—excess of fair value of acquired net assets over	8.6	—

Adjusted net income before extraordinary item available to common shareholders	$94.7	$90.0

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	9,012	8,282
Average outstanding dilutive options and Warrants	1,094	795

Diluted earnings per share denominator(2)	10,106	9,077

Basic earnings per share (in dollars):
Net income before extraordinary item	$9.64	$10.94
Extraordinary item—excess of fair value of acquired net assets over cost	.95	—

Net income	$10.59	$10.94

Diluted earnings per share (in dollars):
Net income before extraordinary item	$8.52	$9.92
Extraordinary item—excess of fair value of acquired net assets over cost	.84	—

Net income	$9.36	$9.92

(1)
Includes an adjustment to White Mountains' equity in earnings recorded on its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are currently in-the-money.

(2)
The following Common Share equivalents are not included in the dilutive per share calculation as the impact of their inclusion would be anti-dilutive (see Note 9): (i) in the 2004 and 2003 periods, average options to acquire 50,265 and 59,115 Common Shares, respectively, at an average price of $134.09 and $126.20 per Common Share, respectively and (ii) in the 2004 and 2003 periods, 9,956 and 73,500 restricted Common Shares outstanding, respectively. The dilutive per share calculations for the 2004 and 2003 periods includes the dilutive effect of warrants to acquire 1,724,200 warrants to acquire Common Shares at $173.99 per Common Share.

Note 8. Segment Information

        White Mountains has determined that its reportable segments include "OneBeacon" (consisting of the operations of OneBeacon excluding business generated by Esurance), "Reinsurance" (consisting of the operations of Folksamerica (excluding business generated by Esurance), WMU and Fund American Re), "Esurance" (consisting of the Esurance enterprise-wide results) and "Other Operations" (consisting of White Mountains' investment in Montpelier warrants, the International American Group, the operations of the Company and its intermediate subsidiary holding companies).

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

Millions	OneBeacon	Reinsurance	Esurance	Other Operations	Total
Three months ended March 31, 2004
Earned insurance and reinsurance premiums	$591.7	$204.5	$35.7	$—	$831.9
Net investment income	51.4	11.5	.4	7.7	71.0
Net realized investment gains (losses)	67.7	3.7	.5	(10.1)	61.8
Other revenue (loss)	44.0	20.6	1.1	(7.3)	58.4

Total revenues	754.8	240.3	37.7	(9.7)	1,023.1

Loss and LAE	371.3	128.2	26.3	(2.5)	523.3
Insurance and reinsurance acquisition expenses	111.4	40.9	4.4	—	156.7
Other underwriting expenses	87.4	20.0	7.0	.5	114.9
General and administrative expenses	41.9	3.2	—	36.6	81.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	10.1	10.1
Interest expense on debt	.1	.5	—	10.7	11.3
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.5	11.5

Total expenses	612.1	192.8	37.7	66.9	909.5

Pretax income (loss)	$142.7	$47.5	$—	$(76.6)	$113.6

Millions	OneBeacon	Reinsurance	Esurance	Other Operations	Total
Three months ended March 31, 2003
Earned insurance and reinsurance premiums	$569.1	$207.3	$18.7	$7.9	$803.0
Net investment income	63.6	13.0	1.1	.9	78.6
Net realized investment gains (losses)	57.5	1.7	.3	(1.3)	58.2
Other revenue	5.7	19.6	.5	3.9	29.7

Total revenues	695.9	241.6	20.6	11.4	969.5

Loss and LAE	367.7	133.4	15.7	5.8	522.6
Insurance and reinsurance acquisition expenses	105.0	47.4	4.5	1.0	157.9
Other underwriting expenses	78.5	13.8	4.8	2.5	99.6
General and administrative expenses	6.9	2.9	—	5.8	15.6
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	14.2	14.2
Interest expense on debt	—	.5	—	13.1	13.6

Total expenses	558.1	198.0	25.0	42.4	823.5

Pretax income (loss)	$137.8	$43.6	$(4.4)	$(31.0)	$146.0

Selected Balance Sheet Data	OneBeacon	Reinsurance	Esurance	Other Operations	Total
March 31, 2004
Total investments	$5,867.3	$2,416.4	$25.7	$754.1	$9,063.5
Reinsurance recoverable on paid and unpaid losses	3,046.6	910.9	—	(274.7)	3,682.8
Total assets	10,442.6	4,271.6	240.2	542.4	15,496.8
Loss and LAE reserves	6,161.3	2,200.2	50.2	(355.9)	8,055.8
Total liabilities	8,086.2	3,165.3	253.8	810.9	12,316.2
Total equity	2,356.4	1,106.3	(13.6)	(268.5)	3,180.6

December 31, 2003
Total investments	$5,530.5	$2,089.4	$54.9	$872.7	$8,547.5
Reinsurance recoverable on paid and unpaid losses	3,068.6	791.5	—	(264.6)	3,595.5
Total assets	10,316.5	3,701.2	252.0	701.3	14,971.0
Loss and LAE reserves	6,259.9	1,781.4	36.3	(349.4)	7,728.2
Total liabilities	8,110.6	2,596.8	269.6	1,014.8	11,991.8
Total equity	2,205.9	1,104.4	(17.6)	(313.5)	2,979.2

Note 9. Stock-Based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares with limited use of incentive stock options to acquire Common Shares ("Options") and restricted Common Share awards ("Restricted Shares"), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors.

        White Mountains expenses all its share-based compensation, including its outstanding Options, and accounts for these obligations under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). White Mountains recorded compensation charges of $59.4 million and $16.2 million for outstanding performance shares during the three months ended March 31, 2004 and 2003, respectively. Compensation expense charged to earnings for Restricted Shares was $.3 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.

        In 2000, the Company issued a one-time award of 81,000 Options to nine key employees. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $2.8 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the Company had 49,965 Options outstanding (6,765 of which were exercisable) with a weighted average exercise price of $134.74 per Common Share. During the three months ended March 31, 2004, 600 Options were exercised at an average exercise price of $133.16 per Common Share.

        White Mountains has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") with respect to its outstanding Options and Restricted Shares. The following table illustrates the pro forma effect on net income and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of SFAS 123 to its employee Option incentive compensation program. The effects of Restricted Share and performance share expense are not included below because the accounting treatment that the Company follows under APB 25 is identical to the fair value accounting prescribed by SFAS 123 for these instruments.

	Three Months Ended March 31,
	2004	2003
	Millions, except per share amounts
Net income, as reported	$95.5	$102.1
Add: Option expense included in reported net income	2.8	1.3
Deduct: Option expense determined under fair value based method	(.1)	—

Net income, pro forma	$98.2	$103.4

Earnings per share:
Basic—as reported	$10.59	$10.94
Basic—pro forma	10.90	11.09
Diluted—as reported	9.36	9.92
Diluted—pro forma	9.64	10.05

Note 10. Common Shares, Mandatorily Redeemable Preferred Stock and Convertible Preference Shares

Common Shares issued

        During the first quarter of 2004, the Company issued a total of 38,372 Common Shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 600 shares issued in satisfaction of Options exercised.

Mandatorily Redeemable Preferred Stock

        In July 2003, White Mountains adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") and it subsequently adopted FASB Staff Position No. 150-3 ("FSP 150-3") in November 2003. SFAS 150, among other things, required an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to initially measure the liability at its fair value. In addition, all future dividends paid to holders of those instruments, as well as any accretion related to those instruments, are to be reflected as interest cost. FSP 150-3 was released by the FASB in November 2003 and it indefinitely deferred the fair value measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests. However, the presentation provisions of SFAS 150 are still applicable to those instruments.

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fall within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3. Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values. During the first quarter of 2004, $11.5 million of dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense.

Convertible Preference Shares

        In October of 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a cumulative $68.5 million charge to retained earnings ($11.5 million of which was recognized during the three months ended March 31, 2003), with an offsetting increase to paid-in surplus.

Note 11. Variable Interest Entities

New Jersey Skylands

        As part of a restructuring of its New Jersey personal lines, OneBeacon formed New Jersey Skylands Management LLC and the New Jersey Insurance Department approved the formation of New Jersey Skylands Insurance Association and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, the "Association") during the third quarter of 2002. New Jersey Skylands Insurance Association (the "NJ Skylands Reciprocal"), is a not-for-profit, policyholder-owned reciprocal insurance carrier. A reciprocal is an unincorporated association with each insured sharing risk with the others in the association. Thus, each participant in this pool is both an insurer and an insured. Policyholders share profits and losses in the same proportion as the amount of insurance purchased by that member. However, policyholders in the reciprocal are not subject to assessment for losses of the reciprocal.

        An attorney-in-fact administers the reciprocal. Such administration entails paying losses, investing premium inflow, recruiting new members, underwriting new and renewal business, receiving premiums and exchanging reinsurance contracts. New Jersey Skylands Management LLC is the attorney-in-fact for all the business affairs of the NJ Skylands Reciprocal. Accordingly, New Jersey Skylands Insurance Company, the stock insurance company, has a management agreement with New Jersey Skylands Management LLC to manage its business affairs.

        The NJ Skylands Reciprocal was capitalized by OneBeacon with a $31.25 million surplus note. Principal and interest on the surplus note are repayable only with regulatory approval. As defined in the surplus note agreement, the NJ Skylands Reciprocal's obligation to pay principal under the surplus note agreement is subordinated to all liabilities and obligations to policyholders, to claimants for benefits under contracts of insurance it issued, to all other classes of creditors other than surplus note holders, and to the State of New Jersey and any governmental or quasi-governmental entity. The Association began writing personal automobile coverage for new customers in August 2002.

        OneBeacon has no ownership interest in the Association. As a result of its adoption of FIN 46, White Mountains' future economic income derived from the New Jersey automobile insurance market will differ from the operating results that it will record on a consolidated GAAP basis. On an economic basis, OneBeacon will realize income from management and service fees charged by New Jersey Skylands Management Corporation to the Association and interest on the surplus note. On a consolidated GAAP basis, White Mountains will recognize profits from the insurance operations of the Association until such time that the Association's equity is greater than zero or losses until the accumulated losses in the Association exceed OneBeacon's initial surplus note investment.

        White Mountains has determined that the Association qualifies as a VIE under the provisions of FIN 46. Upon adoption of FIN 46 on March 31, 2004, White Mountains consolidated the Association, which had total assets and total liabilities with a carrying value of $138.5 million and $111.6 million, respectively. The resulting $26.9 million difference between the carrying values of the total assets and liabilities of the Association was equal to the March 31, 2004 carrying value of the surplus note investment at OneBeacon. Therefore, the adoption of FIN 46 did not have an effect on the Company's financial condition. The Company's economic exposure to the New Jersey auto market remains limited to the surplus notes invested in the reciprocal.

Note 12.    Consolidating Financial Information

        The Company has fully and unconditionally guaranteed Fund American's May 2003 issuance of the Senior Notes (see Note 6) and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American's subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains' consolidating balance sheets as of March 31, 2004 and December 31, 2003 and statements of income and cash flows for the three months ended March 31, 2004 and 2003. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of March 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$66.6	$6,812.5	$—	$6,879.1
Short-term investments, at amortized cost	22.1	378.9	623.9	—	1,024.9
Common equity securities, at fair value	—	—	779.9	—	779.9
Other investments	—	232.3	147.3	—	379.6

Total investments	22.1	677.8	8,363.6		9,063.5
Cash	—	33.1	84.1	—	117.2
Reinsurance recoverable on paid and unpaid losses	—	8.3	3,674.5	—	3,682.8
Insurance and reinsurance premiums receivable	—	42.6	884.2	—	926.8
Deferred acquisition costs	—	3.9	264.5	—	268.4
Deferred tax asset	—	(2.0)	350.9	(105.6)	243.3
Ceded unearned premiums	—	2.2	196.1	—	198.3
Investments in unconsolidated insurance affiliate(s)	—	—	152.7	—	152.7
Investment income accrued	—	2.4	73.2	—	75.6
Accounts receivable on unsettled investment sales	—	—	59.5	—	59.5
Investments in subsidiaries	3,220.5	—	—	(3,220.5)	—
Other assets	5.0	85.2	618.5	—	708.7

Total assets	$3,247.6	$853.5	$14,721.8	$(3,326.1)	$15,496.8

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$71.8	$7,984.0	$—	$8,055.8
Unearned insurance and reinsurance premiums	—	25.6	1,545.9	—	1,571.5
Accounts payable on unsettled investment purchases	—	—	103.1	—	103.1
Debt	—	12.6	812.2	—	824.8
Funds held under reinsurance treaties	—	—	172.3	—	172.3
Other liabilities	67.0	379.1	1,049.7	(105.6)	1,390.2
Preferred stock subject to mandatory redemption	—	20.0	178.5	—	198.5

Total liabilities	67.0	509.1	11,845.7	(105.6)	12,316.2

Common shareholders' equity	$3,180.6	$344.4	$2,876.1	$(3,220.5)	$3,180.6

Total liabilities and common shareholders' equity	$3,247.6	$853.5	$14,721.8	$(3,326.1)	$15,496.8

Consolidating Balance Sheet as of December 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(in millions)
ASSETS
Fixed maturity investments, at fair value	$—	$71.0	$6,177.1	$—	$6,248.1
Short-term investments, at amortized cost	11.1	682.2	854.6	(1.3)	1,546.6
Common equity securities, at fair value	—	—	513.6	—	513.6
Other investments	—	89.9	149.3	—	239.2

Total investments	11.1	843.1	7,694.6	(1.3)	8,547.5
Cash	.3	27.1	62.5	—	89.9
Reinsurance recoverable on paid and unpaid losses	—	8.8	3,586.7	—	3,595.5
Accounts receivable on unsettled investment sales	—	—	9.1	—	9.1
Insurance and reinsurance premiums receivable	—	44.6	744.4	(10.0)	779.0
Investments in unconsolidated insurance affiliates	—	90.5	425.4	—	515.9
Deferred tax asset	—	(8.2)	361.6	(93.4)	260.0
Deferred acquisition costs	—	3.6	230.0	—	233.6
Ceded unearned premiums	—	.9	184.4	—	185.3
Investment income accrued	—	—	73.0	—	73.0
Investments in subsidiaries	3,021.0	—	—	(3,021.0)	—
Other assets	5.0	86.8	616.1	(25.7)	682.2

Total assets	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$75.9	$7,652.3	$—	$7,728.2
Unearned insurance and reinsurance premiums	—	23.3	1,386.1	—	1,409.4
Accounts payable on unsettled investment purchases	—	302.0	69.6	—	371.6
Debt	—	12.9	730.1	—	743.0
Funds held under reinsurance treaties	—	—	211.9	—	211.9
Other liabilities	58.2	318.8	1,086.6	(130.4)	1,333.2
Preferred stock subject to mandatory redemption	—	20.0	174.5	—	194.5

Total liabilities	58.2	752.9	11,311.1	(130.4)	11,991.8

Common shareholders' equity	$2,979.2	$344.3	$2,676.7	$(3,021.0)	$2,979.2

Total liabilities common shareholders' equity	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

Consolidating Statement of Income Three Months Ended March 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$19.9	$812.0	$—	$831.9
Net investment income	—	4.2	66.8	—	71.0
Net realized investment losses	—	(9.0)	70.8	—	61.8
Other revenue (loss)	—	11.5	50.2	(3.3)	58.4

Total revenues	—	26.6	999.8	(3.3)	1,023.1

Loss and LAE	—	12.6	510.7	—	523.3
Insurance and reinsurance acquisition expenses	—	4.8	155.2	(3.3)	156.7
Other underwriting expenses	—	.2	114.7	—	114.9
General and administrative expenses	15.4	3.3	63.0	—	81.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	10.1	—	10.1
Interest expense	—	.1	11.2	—	11.3
Interest expense on preferred shares	—	.5	11.0	—	11.5

Total expenses	15.4	21.5	875.9	(3.3)	909.5

Pretax income (loss)	(15.4)	5.1	123.9	—	113.6
Income tax benefit (provision)	—	1.2	(46.1)	—	(44.9)
Equity in earnings of subsidiaries	110.9	577.9	—	(688.8)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	18.2	—	18.2
Excess of fair value of acquired net assets over cost	—	—	8.6	—	8.6

Net income (loss)	$95.5	$584.2	$104.6	$(688.8)	$95.5

Consolidating Statement of Income Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$17.8	$785.2	$—	$803.0
Net investment income	.1	1.0	77.5	—	78.6
Net realized investment gains	(1.1)	1.5	57.8	—	58.2
Other revenue (loss)	(.7)	23.8	6.6	—	29.7

Total revenues	(1.7)	44.1	927.1	—	969.5

Loss and LAE	—	12.5	510.1	—	522.6
Insurance and reinsurance acquisition expenses	—	4.3	154.6	(1.0)	157.9
Other underwriting expenses	—	1.2	97.4	1.0	99.6
General and administrative expenses	6.0	3.0	6.6	—	15.6
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	.1	—	13.5	—	13.6
Interest expense on preferred shares	—	—	—	—	—

Total expenses	6.1	21.0	796.4	—	823.5

Pretax income	(7.8)	23.1	130.7	—	146.0
Income tax provision	(1.2)	(.3)	(44.6)	—	(46.1)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(10.2)	—	(10.7)
Equity in earnings of subsidiaries	111.1	445.9	—	(557.0)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	12.9	—	12.9

Net income (loss)	$102.1	$468.2	$88.8	$(557.0)	$102.1

Consolidating Statement of Cash Flows Three Months Ended March 31, 2004	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(15.4)	$6.3	$104.6	$95.5
Charges (credits) to reconcile net income to cash flows from operations:
Net realized investment losses (gains)	—	9.0	(70.8)	(61.8)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	.5	86.1	86.6
Net change in loss and loss adjustment expense reserves	—	(3.4)	(122.5)	(125.9)
Net change in insurance and reinsurance premiums receivable	—	2.0	(119.8)	(117.8)
Net change in unearned insurance and reinsurance premiums	—	2.6	120.4	123.0
Net change in deferred acquisition costs	—	—	(30.0)	(30.0)
Net change in other assets and liabilities	21.9	43.1	(152.0)	(87.0)

Net cash flows provided from (used for) operations	6.5	60.1	(184.0)	(117.4)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(11.0)	288.0	292.6	569.6
Sales of fixed maturity investments	—	4.5	1,236.2	1,240.7
Maturities of fixed maturity investments	—	—	198.6	198.6
Sale of Montpelier common shares	—	—	155.3	155.3
Sales of common equity securities and other investments	—	—	81.5	81.5
Purchases of fixed maturity investments	—	—	(1,656.7)	(1,656.7)
Purchases of common equity securities and other investments	—	(44.1)	(89.5)	(133.6)
Net change in unsettled investment purchases and sales	—	(302.0)	(2.9)	(304.9)
Net purchases and sales of consolidated affiliates	—	—	(1.4)	(1.4)
Net acquisitions of fixed assets	—	—	(1.0)	(1.0)

Net cash flows (used for) provided from investing activities	(11.0)	(53.6)	212.7	148.1

Cash flows from financing activities:
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	13.3	—	—	13.3

Net cash provided from (used for) financing activities	4.2	(.5)	(7.1)	(3.4)

Net (decrease) increase in cash during period	(.3)	6.0	21.6	27.3
Cash balances at beginning of period	.3	27.1	62.5	89.9

Cash balances at end of period	$—	$33.1	$84.1	$117.2

Consolidating Statement of Cash Flows Three Months Ended March 31, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(9.0)	$22.3	$88.8	$102.1
Charges (credits) to reconcile net income to cash flows from operations:
Net realized losses (gains) on investments	1.1	(1.5)	(57.8)	(58.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(3.8)	211.2	207.4
Net change in loss and loss adjustment expense reserves	—	5.9	(328.5)	(322.6)
Net change in insurance and reinsurance premiums receivable	—	(3.4)	17.0	13.6
Net change in unearned insurance and reinsurance premiums	—	3.8	(17.3)	(13.5)
Net change in deferred acquisition costs	—	.4	—	.4
Net change in other assets and liabilities	39.1	7.9	(165.5)	(118.5)

Net cash flows provided from (used for) operations	31.2	31.6	(252.1)	(189.3)

Cash flows from investing activities:
Net increase in short-term investments	(22.5)	(3.4)	(120.5)	(146.4)
Sales of fixed maturity investments	—	1.7	3,562.3	3,564.0
Maturities of fixed maturity investments	—	—	137.7	137.7
Sales of common equity securities and other investments	—	—	55.3	55.3
Purchases of fixed maturity investments	—	—	(3,437.4)	(3,437.4)
Purchases of common equity securities and other investments	—	—	(76.4)	(76.4)
Net change in unsettled investment purchases and sales	—	—	117.4	117.4
Net acquisitions of property and equipment	—	—	(4.8)	(4.8)

Net cash flows (used for) provided from investing activities	(22.5)	(1.7)	233.6	209.4

Cash flows from financing activities:
Repayments of debt	—	—	(6.5)	(6.5)
Intercompany dividends	—	5.0	(5.0)	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.7	—	—	.7

Net cash (used for) provided from financing activities	(7.6)	4.5	(18.6)	(21.7)

Net increase (decrease) in cash during period	1.1	34.4	(37.1)	(1.6)
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.3	$75.8	$43.8	$119.9

Note 13. Retirement and Postretirement Plans

        The components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2004	2003	2004	2003
	Millions
Service cost	$0.3	$—	$—	$—
Interest cost	6.7	.5	1.0	—
Expected return on plan assets	(7.6)	—	—	—
Amortization of prior service benefit	—	—	(1.0)	—
Amortization of unrecognized loss	—	—	.2	—

Net periodic pension cost before settlements, curtailments and special termination benefits	(.6)	.5	.2	—
Special termination benefits expense	.7	—	—	—

Net periodic pension cost	$.1	$.5	$.2	$—

        At December 31, 2003, the Company expected to contribute $5.1 million to its pension plans and $9.0 million to its other postretirement plans during 2004. As of March 31, 2004, $1.3 million and $2.0 million were contributed to the pensions plans and other postretirment plans. The Company anticipates contributing an additional $3.7 million and $6.2 million to the pension plans and other postretirement plans for the remainder of 2004.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Act") made significant changes to the federal Medicare Program that will impact OneBeacon's retiree medical obligations. OneBeacon has decided to defer recognition of the effects of the Medicare Act until further FASB guidance is available, which could require changing previously reported information. OneBeacon anticipates that the provisions of the Medicare Act, once recognized, will reduce its retiree medical benefit obligation as the Medicare Act provides for increased coverage for prescription drugs. OneBeacon does not believe that it will need to amend its retiree medical plan to realize these benefits. The impact of the recognition of benefits provided for under Medicare Act is expected to be immaterial to White Mountains' consolidated financial position.

Note 14. Subsequent Event

        On April 16, 2004, White Mountains completed its acquisition of the Sirius Insurance Group from ABB Ltd for SEK3.33 billion ($435.5 million). The total tangible shareholder's equity value of the acquired companies as of December 31, 2003 was SEK3.665 billion. The principal Sirius International Group companies are Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"). Stockholm-based Sirius International is the largest reinsurance company in Scandinavia and has offices in Stockholm, London, Hamburg, Zurich, Belgium, and Singapore. The Sirius Insurance Group wrote over $500 million in net premiums in 2003. The company focuses mainly on property and other short-tailed lines and no longer writes financial insurance products. Sirius America, a U.S.-based insurer focused on primary insurance programs since 2000, wrote $104 million of net premiums in 2003. Scandinavian Re is a Bermuda-based finite reinsurer that is in runoff.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Overview

        White Mountains ended the first quarter of 2004 with a fully converted tangible book value per Common Share of $309.39, which represents an increase of 6% over the $291.27 as of December 31, 2003 and 16% over the $266.96 as of March 31, 2003. Comprehensive net income for the quarter more than doubled to $194.1 million from $91.9 million in the first quarter of 2003. The Company continued to have strong operating performance from its insurance and reinsurance subsidiaries and experienced strong investment results during the quarter.

        OneBeacon produced strong underwriting results in the first quarter of 2004, with a GAAP combined ratio of 96% compared to 97% for the first quarter of 2003, and added significant value through the Atlantic Specialty Transaction. Premium writings from historically unprofitable run-off business have ceased with the expiration of the Liberty Mutual Insurance Group ("Liberty Mutual") quota share agreement in October 2003 (the "Liberty Agreement"). Net written premiums are now growing rapidly with the addition of the Atlantic Mutual commercial business, along with 25% growth from existing specialty operations, primarily from AutoOne Insurance and OneBeacon Professional Partners. OneBeacon's specialty lines continue to provide excellent underwriting performance, with a combined ratio of 78% in the first quarter of 2004, compared to 84% in the 2003 period.

        White Mountains' reinsurance businesses also performed well in the quarter as Folksamerica produced strong underwriting results and WMU continued to contribute, earning $17.3 million of third party fee income in the quarter. Net written premiums from reinsurance operations declined 14% as compared to the first quarter of 2003, reflecting the non-renewal of several large treaties due to unacceptable terms. This decrease was partially offset by an increase in business generated from the CNA Re renewal rights transaction which closed in October 2003. Folksamerica closed the Sierra Group acquisition at the end of the quarter. This "exit-visa" transaction resulted in an $8.6 million extraordinary gain recognized during the quarter.

        The Sirius Insurance Group acquisition, which closed on April 16, 2004, will significantly expand White Mountains' international presence, most notably in Western Europe. White Mountains recently announced the formation of White Mountains Re Group, Ltd. ("White Mountains Re"), a Bermuda-based holding company, and the appointment of Steven Fass as its President and CEO to manage global reinsurance operations. White Mountains Re will combine Folksamerica, Fund American Re and WMU with the newly acquired Sirius Insurance Group to form a cohesive, global reinsurance organization. White Mountains' reinsurance operations now have combined regulatory capital of approximately $2 billion and over $2 billion in gross premiums.

        Esurance reached the break-even profitability point in the first quarter and increased its premium writings by 84% over the 2003 first quarter. In addition, Esurance expects to continue entering new states in the near future. Management expects Esurance to achieve substantial growth in earnings and premiums in the coming years. White Mountains has modified its segment presentation to include

Esurance, its internet-based insurance business, as a new segment to reflect the growing significance of that business, as well as its separate and distinct operation.

        Investments continue to add significant value both in absolute and relative terms and contributed significantly to White Mountains' comprehensive net income for the quarter. The GAAP total return on invested assets for the quarter was 3.3%, including White Mountains' investment in Montpelier. Excluding Montpelier, the total return on invested assets was 2.1%. White Mountains sold a portion of its common stock investment in Montpelier during the quarter resulting in a $35.2 million pre-tax realized gain, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after-tax unrealized gains. The bond market rallied during the first quarter of 2004, which gave a lift to White Mountains' investment results. However, in April, rates moved up sharply as the first signs of inflation started to show. Management expects interest rates to continue to rise over the next few years and, therefore, continues to keep White Mountains' fixed maturity portfolio duration short at about 3 years.

        Set forth below is a reconciliation of White Mountains' fully converted tangible book value per common and equivalent share as of March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004	Dec. 31, 2003	March 31, 2003
	(millions)
Book value per share numerators:
Common shareholders' equity	$3,180.6	$2,979.2	$2,485.2
Proceeds from assumed exercise of outstanding Warrants	300.0	300.0	300.0
Assumed conversion of convertible preference shares to Common Shares	—	—	230.5
Benefits to be received from share obligations under employee benefit plans	8.6	7.0	7.6
Remaining adjustment of subsidiary preferred stock to face value	(121.5)	(125.5)	(136.0)

Book value per share numerator	3,367.7	3,160.7	2,887.3
Unamortized deferred credits and goodwill	(20.1)	(20.3)	—

Fully converted tangible book value per common and equivalent share numerator	$3,347.6	$3,140.4	$2,887.3

Book value per share denominators:	(thousands)
Common Shares outstanding	9,045.5	9,007.2	8,351.4
Common Shares issuable upon exercise of outstanding Warrants	1,724.2	1,724.2	1,714.3
Assumed conversion of convertible preference shares to Common Shares	—	—	678.0
Share obligations under employee benefit plans	50.0	50.6	61.9

Fully converted tangible book value per common and equivalent share denominator	10,819.7	10,782.0	10,805.6

Book value per share	$311.25	$293.15	$262.08
Fully converted tangible book value per common and equivalent share	309.39	291.27	266.96

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

Recent Developments

        During the first quarter of 2004 and into the early second quarter, White Mountains has closed three major transactions and entered into a fourth.

        Safeco Life.    During the first quarter of 2004, White Mountains announced that it is leading, with Berkshire, an investor group to acquire Safeco Life for $1.35 billion. Safeco Life focuses mainly on group insurance, individual life insurance, structured settlements, retirement services and mutual funds. White Mountains and Berkshire will each invest $200 million and receive warrants to purchase additional common shares of a newly formed acquisition company. On a fully converted basis, White Mountains and Berkshire will each own approximately 24% of the new company. White Mountains expects this acquisition to close in the third quarter of 2004.

        Sirius Insurance Group.    On April 16, 2004, White Mountains completed its acquisition of the Sirius Insurance Group from ABB Ltd for SEK3.33 billion ($435.5 million). The total tangible shareholder's equity value of the acquired companies as of December 31, 2003 was approximately SEK3.67 billion. The Sirius Insurance Group wrote over $500 million in net premiums in 2003. The company focuses mainly on property and other short-tailed lines and no longer writes financial insurance products. Sirius America, a U.S.-based insurer focused on primary insurance programs since 2000, wrote over $100 million of net premiums in 2003. Scandinavian Re is a Bermuda-based finite reinsurer that is in runoff.

        Atlantic Specialty.    On March 31, 2004, OneBeacon completed its acquisition of Atlantic Specialty and acquired the renewal rights to Atlantic Mutual's commercial insurance business, including the unearned premiums on the acquired book of business. This business was underwritten by Atlantic Mutual on a segmented basis by industry class, providing commercial multiple peril coverages as well as workers compensation, automobile and general liability coverages to the technology industry, wholesalers, metal workers, food processors, printers, professional services and financial institutions. In 2003, the overall gross written premium for this book of renewal business was approximately $400 million. OneBeacon will pay Atlantic Mutual a one-year renewal commission on the premiums renewed.

        Sierra Group.    On March 31, 2004, Folksamerica completed its acquisition of the Sierra Group from Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note, of which $58.0 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. The acquired companies' net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premium. The acquisition resulted in an $8.6 million extraordinary gain.

        Folksamerica has placed the Sierra Group companies into runoff and all of the acquired companies' runoff administration was transferred to third party administrators working under Folksamerica's direction.

Changes in Presentation

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier and purchased an additional 2.4 million warrants to buy common shares of Montpelier. The net effect was to reduce White Mountains' fully diluted ownership to 18%. Based on this ownership level and a reduced number of White Mountains representatives on the Montpelier Board of Directors, the Company changed the method of accounting for its remaining common share investment in Montpelier from the equity method to the fair value method.

        White Mountains adopted FIN 46 in the first quarter of 2004, which required, beginning as of March 31, 2004, White Mountains to consolidate the financials of New Jersey Skylands Insurance Association, a policyholder owned reciprocal, and its wholly owned subsidiary, New Jersey Skylands Insurance Company (together, the "Association"). FIN 46 was adopted prospectively. Accordingly, the Association's balance sheet has been consolidated as of March 31, 2004, and the results of the Association will be included in the OneBeacon segment for periods ending after March 31, 2004.

        In addition, AutoOne Insurance is now included in the Specialty sub-segment of OneBeacon, which better captures the nature of that business, as well as its separate and distinct operation from the Personal Lines business, where it had previously been presented.

        As previously mentioned, White Mountains has included Esurance as a new segment this quarter. The Esurance enterprise-wide results included in this segment include the results of its internet-based management company as well as the underwriting results of business generated through Esurance and underwritten by OneBeacon and Folksamerica.

Review of Consolidated Results

        The Company continued to have strong operating performance from its insurance and reinsurance subsidiaries. In addition, the following items positively impacted comprehensive net income for the first quarter of 2004:

  •
  $35.2 million in pre-tax realized gains from the sale of a portion of the White Mountains' common share investment in Montpelier.

  •
  $32.5 million increase in after-tax unrealized gains related in the change in the White Mountains' accounting for its remaining investment in Montpelier common shares from the equity method to fair value accounting under FAS 115.

  •
  $66.1 million increase in after-tax unrealized gains on investments, excluding the Montpelier common stock.

        A summary of White Mountains' consolidated financial results follows:

	Three Months Ended March 31,
	2004	2003
	Millions
Gross written premiums	$1,109.0	$947.6

Net written premiums	$939.2	$762.1

Earned insurance and reinsurance premiums	$831.9	$803.0
Net investment income	71.0	78.6
Net realized investment gains	61.8	58.2
Other revenue	58.4	29.7

Total revenues	1,023.1	969.5

Loss and LAE	523.3	522.6
Insurance and reinsurance acquisition expenses	156.7	157.9
Other underwriting expenses	114.9	99.6
General and administrative expenses	81.7	15.6
Accretion of fair value adjustment to loss and LAE reserves	10.1	14.2
Interest expense on debt	11.3	13.6
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	11.5	—

Total expenses	909.5	823.5

Pretax income	113.6	146.0
Tax provision	(44.9)	(46.1)
Accretion and dividends on mandatorily redeemable preferred stock	—	(10.7)
Equity in earnings of unconsolidated insurance affiliates	18.2	12.9

Net income before extraordinary item	86.9	102.1
Excess of fair value of acquired new assets over cost	8.6	—

Net income	95.5	102.1
Other comprehensive income (loss)	98.6	(10.2)

Comprehensive net income	$194.1	$91.9

        White Mountains' total revenues increased by 6% for the three month period ended March 31, 2004 compared to the same period in 2003, principally from increased revenues at OneBeacon from earned premiums generated by Atlantic Specialty and fee revenues generated by New Jersey Skylands Management LLC. Total expenses increased by 10% for the three months ended March 31, 2004 as compared to the prior year due primarily to an increase in incentive compensation expense and from the inclusion of dividends and accretion on preferred stock in interest expense in 2004 as a result of the Company's adoption of SFAS 150.

Summary of Operations by Segment

        White Mountains conducts its operations through four segments: (i) "OneBeacon" (consisting of the operations of OneBeacon excluding business generated by Esurance), (ii) "Reinsurance" (consisting of the operations of Folksamerica (excluding business generated by Esurance), WMU and Fund American Re), (iii) "Esurance" (consisting of the Esurance enterprise-wide results) and (iv) "Other Operations" (consisting of the operations of the Company and its intermediate subsidiary holding companies, White Mountains' investment in Montpelier warrants and the results of the International

American Group). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment.

I.    OneBeacon

        OneBeacon's pre-tax income for the first quarter of 2004 was $142.7 million, compared to pre-tax income of $137.8 million for the first quarter of 2003. The GAAP combined ratio was 96% for the first quarter of 2004 compared to 97% for the first quarter of 2003. The loss ratio improved by 2 points to 63% as underwriting results continue to be solid. Net unfavorable development on prior accident year reserves was modest at $6.3 million as favorable development in OneBeacon's ongoing businesses—specialty, personal and commercial—was offset by adverse development in the run-off business. Net written premiums for the first quarter of 2004 were $690.9 million, up 40% from $493.8 million in the first quarter of last year. The acquisition of Atlantic Specialty and the renewal rights to the commercial book of Atlantic Mutual added $203 million in net written premiums in the 2004 first quarter, $135 million of which was from the addition of unearned premiums at closing. OneBeacon's specialty, personal and commercial businesses all experienced growth in written premiums during the current quarter. The loss ratio for each ongoing business improved from the first quarter of 2003 to the first quarter of 2004.

        Financial results for OneBeacon were as follows:

	Three Months Ended March 31,
	2004	2003
	Millions
Gross written premiums	$705.2	$568.9

Net written premiums	$690.9	$493.8

Earned insurance and reinsurance premiums	$591.7	$569.1
Net investment income	51.4	63.6
Net realized investment gains	67.7	57.5
Other revenue	44.0	5.7

Total revenues	754.8	695.9

Loss and loss adjustment expenses	371.3	367.7
Insurance and reinsurance acquisition expenses	111.4	105.0
Other underwriting expenses	87.4	78.5
General and administrative expenses	41.9	6.9
Interest expense on debt	.1	—

Total expenses	612.1	558.1

Pretax income	$142.7	$137.8

        OneBeacon's total revenues increased by 8% for the three months ended March 31, 2004 primarily due to a $38.3 million increase in other revenues, a $22.6 million increase in earned premiums and a $10.2 million increase in net realized investment gains. The increase in earned premiums was due primarily to continued growth in AutoOne Insurance, OneBeacon Professional Partners ("OBPP") and International Marine Underwriters ("IMU"), three of OneBeacon's specialty businesses, and as a result of the Atlantic Specialty Transaction. This growth in earned premiums was partially offset by reduced earned premiums in personal lines and also a $73.9 million decline in earned premiums from run-off operations as a result of the expiration of the renewal rights agreement with Liberty Mutual. Net realized investment gains for the three months ended March 31, 2004 includes $35.2 million from the sale of 4.5 million shares of Montpelier. Total revenues for the three months ended March 31, 2004 were also impacted by a $12.2 million decrease in net investment income due to the continued run-off of loss reserves, as well as reduced interest rates.

        Total expenses increased by 10% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Other underwriting expenses increased 11% compared to the three months ended March 31, 2003, mainly due to incentive compensation expense. A $7.9 million release of the New York assigned risk liability mitigated the other underwriting expense increase in 2004.

        Other revenue and general and administrative expenses for the three months ended March 31, 2004 increased significantly due mainly to certain consolidated limited partnership income and fee revenue generated by New Jersey Skylands Management LLC and the corresponding expenses associated with these businesses.

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing operations and in total for the three months ended March 31, 2004 and 2003 (dollars in millions):

	Three Months Ended March 31, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	48%	30%	78%	$213.3	$210.8
Personal	65	32	97	160.3	169.2
Commercial	62	39	101	316.5	179.4

Total ongoing	58%	33%	91%	$690.1	$559.4

Total(1)	63%	33%	96%	$690.9	$591.7

	Three Months Ended March 31, 2003
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	52%	32%	84%	$171.3	$160.9
Personal	69	30	99	157.6	192.9
Commercial	63	37	100	120.5	109.1

Total ongoing	62%	32%	94%	$449.4	$462.9

Total (1)	65%	32%	97%	$493.8	$569.1

(1)
Includes results from run-off operations.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including AutoOne Insurance, our wholly owned Limited Assigned Distribution servicing carrier, ocean marine (offered through IMU), agricultural ("Agri"), and rural and farm related markets (offered through National Farmers Union, "NFU"), medical errors and omissions and directors and officers liability (offered through OBPP) and other specialty products, such as tuition reimbursement. Each specialty business has its own operations and distribution channel that target specific customer groups.

        During the three months ended March 31, 2004, OneBeacon wrote specialty lines premiums of $213.3 million, representing a 25% increase as compared to $171.3 million written during the three months ended March 31, 2003. This increase was mainly due to a 60% increase at AutoOne Insurance, from $43.3 million for the three months ended March 31, 2003 to $69.3 million in the 2004 period, due primarily to successful marketing efforts relating to AutoOne Insurance's takeout business under the

New York Automobile Insurance Plan's credit programs and also AutoOne Insurance's expansion into writing policies in the New Jersey Personal Automobile Insurance Plan. Written premiums from IMU for the three months ended March 31, 2004 increased 19% over the 2003 period to $28.0 million. Written premiums from Agri declined to $20.8 million in the first quarter of 2004, a decrease of 13% as compared to the three months ended March 31, 2003, resulting from an exit from several states. Specialty lines written premium also included $50.3 million from NFU, a decrease of 9% in written premium from the three months ended March 31, 2003. This decrease at NFU was due in part to a decline in new business which was partially offset by stronger retention and rate and rate pursuit. Written premiums for the three months ended March 31, 2004 included $38.0 million from OBPP, compared to $20.3 million in the first quarter of 2003. Written premiums from other specialty products were relatively flat with that for the comparable 2003 period.

        Personal Lines.    OneBeacon's personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products between automobile and homeowners, including Custom-Pac products, was 71% and 22%, respectively, of personal lines net written premium during the three months ended March 31, 2004, compared with 75% and 21% for the three months ended March 31, 2003. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine.

        Over the past several years, OneBeacon has continued to improve premium adequacy through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. However, recent rate increases in personal lines have been modest as OneBeacon achieved average price increases of 3% and 1% in automobile and homeowners, respectively, in the three months ended March 31, 2004, including the effects of rate and rate pursuit actions in the three months ended March 31, 2004 and throughout 2003. OneBeacon management has now focused its efforts on improving the retention of its most profitable policies in force through the introduction of new segmented products and refinement in its existing rate plans.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 61%, 16% and 18% of commercial lines net written premium for the three months ended March 31, 2004 including the impact of the Atlantic Specialty Transaction, and 56%, 27% and 8% excluding net written premium relating to the Atlantic Specialty Transaction, compared with 48%, 29% and 12% for the three months ended March 31, 2003.

        Commercial lines results for the three months ended March 31, 2004 include the impact of the Atlantic Specialty Transaction, which contributed $203.2 million of written premiums and $72.8 million of earned premiums. Excluding premium relating to the Atlantic Specialty Transaction, written premiums for the three months ended March 31, 2004 decreased 5% from the three months ended March 31, 2003, primarily due to the continued effects of actions taken in prior quarters to reduce the concentration of risks subject to terrorism, such as monitoring total insured values in 11 major cities, as well as continued efforts to re-underwrite the commercial book. The commercial book achieved price increases of 8% for business written during the three months ended March 31, 2004 and OneBeacon has also improved renewal retentions over the comparable 2003 period. With the changes that OneBeacon has implemented in its commercial lines business since the OneBeacon Acquisition and completion of the Atlantic Specialty Transaction, OneBeacon has begun to shift its focus from reducing unprofitable business to profitable growth, with its new multiple peril coverage for small businesses called (OnePac) and new middle market products.

II.    Reinsurance

        As described above, White Mountains' Reinsurance segment consists of Folksamerica, WMU and Fund American Re. Pre-tax income for White Mountains' Reinsurance segment was $47.5 million for the first quarter of 2004, compared to $43.6 million for the first quarter of 2003.

        White Mountains' financial results from its Reinsurance segment for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,
	2004	2003
	Millions
Gross written premiums	$358.9	$344.3

Net written premiums	$203.4	$235.4

Earned insurance and reinsurance premiums	$204.5	$207.3
Net investment income	11.5	13.0
Net realized investment gains	3.7	1.7
Other revenue	20.6	19.6

Total revenues	240.3	241.6

Loss and loss adjustment expenses	128.2	133.4
Insurance and reinsurance acquisition expenses	40.9	47.4
Other underwriting expenses	20.0	13.8
General and administrative expenses	3.2	2.9
Interest expense on debt	.5	.5

Total expenses	192.8	198.0

Pretax income	$47.5	$43.6

        The following table provides Reinsurance GAAP combined ratios for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
GAAP Ratios:
Loss	63%	65%
Expense	30	29

Total Combined	93%	94%

        The Reinsurance segment's GAAP combined ratio was 93% for the three months ended March 31, 2004, compared to 94% for the three months ended March 31, 2003. The results in the Reinsurance segment continue to run well due to favorable terms and conditions in the reinsurance marketplace and mild property catastrophe activity. While it is expected that favorable terms and conditions will continue on most classes of business, increasing competition has begun to adversely impact certain classes, mainly property.

        Gross written premiums were $358.9 million for the first three months of 2004 as compared to $344.3 million for the first three months of 2003. Net written premiums decreased 14% from the first quarter of 2003 to the first quarter of 2004, due primarily to the cancellation of several large casualty treaties whose pricing or terms did not meet Folksamerica's guidelines. Partially offsetting this decline was the new business generated from the previously announced CNA Re transaction and establishment of a Chicago underwriting office. Annual gross written premiums through March 31, 2004 resulting from this transaction were approximately $100 million, of which $24 million was recorded as gross written premium and $17 million as net written premium in the first quarter of 2004.

        Folksamerica's relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica, continued in 2004. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, to Olympus Reinsurance Company ("Olympus"). During the three months ended March 31, 2004 and 2003, Folksamerica ceded $117.2 million and $106.8 million in written premiums and $23.2 million and $12.1 million in losses and loss adjustment expenses to Olympus. White Mountains, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During the three months ended March 31, 2004 and 2003, White Mountains earned $26.3 million and $24.4 million, respectively, of fee income from Olympus. The additional capacity provided by the quota share relationship with Olympus enhanced Folksamerica's ability to provide significant reinsurance capacity.

        WMU receives advisory fees on reinsurance placements referred to Olympus and is entitled to a profit commission on net profits on referred business. WMU placed $48.9 million of written premiums with Olympus and recorded $5.9 million of advisory fees during the three months ended March 31, 2004, as compared to $59.1 million and $7.1 million for the comparable 2003 periods. WMU also recorded $11.4 million of profit commissions during the three months ended March 31, 2004, as compared to $10.9 million for the comparable 2003 periods. Revenues earned by WMU on business underwritten by Folksamerica, as well as the offsetting commission expenses at Folksamerica, have been eliminated from the results of the Reinsurance segment. Such intercompany revenue at WMU totaled $3.7 million for the three months ended March 31, 2004 and $4.3 million for the three months ended March 31, 2003.

        Fund American Re reported pretax income of $4.4 million for the three months ended March 31, 2004, versus pretax income of $1.4 million in the comparable 2003 period.

White Mountains Re

        White Mountains has recently formed a global reinsurance management organization under the direction of Steve Fass, who had served as CEO of Folksamerica since 1984. Through Folksamerica, Sirius International Insurance Corporation and WMU, White Mountains Re offers lead capacity for most property, casualty, accident & health and marine exposures. Program business is written through Sirius America Insurance Company. Underwriting offices are located in New York, Stockholm, Chicago, Belgium, Miami, London, Connecticut, Bermuda, Hamburg, Toronto, Singapore and Dublin.

III.  Esurance

        Esurance, a San Francisco-based, online personal auto insurance company, has been a subsidiary within the White Mountains organization since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Esurance writes business in 15 states, with 26% of its first quarter 2004 premiums written in California, 25% in Florida, 13% in Texas, 7% in Michigan, 5% in Pennsylvania, and 24% in ten other states.

        The Esurance segment broke even in the first quarter of 2004, compared to a pre-tax loss of $4.4 million in the first quarter of the prior year. Net written premiums for the first quarter of 2004 were $44.9 million, an increase of 84% from $24.4 million in the first quarter of 2003. The introduction of Esurance's new highly segmented, tiered auto program in New York, Ohio, and Maryland was responsible for $3.0 million of premium growth, with the remainder coming from Esurance's other states. Significant growth in premium volume also resulted from ongoing expansion of the online marketing and online agency channels.

        Esurance's enterprise-wide results for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,
Millions
	2004	2003
Gross written premiums	$44.9	$24.4

Net written premiums	$44.9	$24.4

Earned insurance and reinsurance premiums	$35.7	$18.7
Net investment income	.4	1.1
Net realized gains on investments	.5	.3
Other revenue	1.1	.5

Total revenues	37.7	20.6

Loss and LAE	26.3	15.7
Insurance and reinsurance acquisition expenses	4.4	4.5
Other underwriting expenses	7.0	4.8

Total expenses	37.7	25.0

Pretax income (loss)	$—	$(4.4)

        Esurance's loss ratio improved by 10 points for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This loss ratio improvement was driven by Esurance's transition to its new auto program in all states, along with rate increases in select states. Esurance's loss adjustment expenses improved slightly in the first quarter of 2004 as compared to the first quarter of 2003, when start-up expenses associated with the establishment of Esurance's own claims operation had added two points to the loss ratio. Esurance's Internet-focused, self-service platform allowed it to grow written premium substantially while keeping operating expenses relatively flat. As a result, Esurance's expense ratio improved to 32% for the first three months of 2004 from 50% for the first three months of 2003.

        The following table provides Esurance's GAAP combined ratios:

	Three Months Ended March 31,
	2004	2003
GAAP Ratios:
Loss	74%	84%
Expense	32	50

Total Combined	106%	134%

IV.    Other Operations

        Other Operations consists of the operations of the Company and the Company's intermediate subsidiary holding companies and the International American Group, as well as White Mountains' investment in Montpelier warrants. A tabular summary of White Mountains' financial results from its Other Operations segment for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,
Millions
	2004	2003
Gross written premiums	$—	$10.0

Net written premiums	$—	$8.5

Earned insurance and reinsurance premiums	$—	$7.9
Net investment income	7.7	.9
Net realized investment losses	(10.1)	(1.3)
Other revenue (loss)	(7.3)	3.9

Total revenues	(9.7)	11.4

Loss and LAE	(2.5)	5.8
Insurance and reinsurance acquisition expenses	—	1.0
Other underwriting expenses	.5	2.5
General and administrative expenses	36.6	5.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	10.1	14.2
Interest expense on debt	10.7	13.1
Interest expense on preferred stock subject to mandatory redemption	11.5	—

Total expenses	66.9	42.4

Pretax loss	$(76.6)	$(31.0)

        White Mountains' Other Operations segment reported a pre-tax loss of $76.6 million for the first quarter of 2004, compared to a pre-tax loss of $31.0 million for the first quarter of 2003. The losses reported in this segment are principally the result of financing, purchase accounting and compensation expenses at the holding company level. The increased loss reported in 2004 is principally the result of higher incentive compensation expense, a change in accounting for preferred stock, and the impact of currency exchange rates on the Company's investment assets denominated in Swedish Kronor.

        The Other Operations' incentive compensation expense, included in general and administrative expenses, increased from $3.8 million in the first quarter of 2003 to $23.7 million in the first quarter of

2004. The increase in incentive compensation expense from the first quarter of 2003 to the first quarter of 2004 was principally due to a 14% appreciation in White Mountains' stock price in the quarter versus a 6% appreciation during the first quarter of 2003. The change in accounting for preferred stock under SFAS 150, adopted in the third quarter of 2003, required the Company to report as interest expense $11.5 million of dividends and accretion in the first quarter of 2004, compared to $13.5 million that had been reported below the pre-tax income line in the first quarter of 2003. In addition, in the fourth quarter of 2003, the Company purchased assets denominated in Swedish Kronor to economically hedge the cost of funding the purchase of the Sirius Insurance Group. White Mountains recorded a realized loss of $14.0 million in the first quarter of 2004 to reflect the weakening Krona valuation versus the U.S. dollar. Interest expense on debt in the first quarter decreased by $2.4 million from the prior year primarily due to the lower interest rate the Company is paying on its Senior Notes compared to the previous banking facility it had in the first quarter last year and a lower average outstanding debt balance.

        During the first quarter of 2003, the Other Operations segment included the results of Peninsula, which the Company sold on January 5, 2004. All of the written and earned premiums in the Other Operations segment in 2003 were from Peninsula, which was the only active insurance company in this segment. Peninsula also accounted for $5.8 million in losses and loss adjustment expenses, $1.0 million of insurance acquisition expenses and $1.8 million of other underwriting expenses in the first quarter of 2003.

Summary of Investment Operations

Overview

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of March 31, 2004 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

Results

        During the quarter, the GAAP total return on invested assets for the quarter was 3.3%, including White Mountains' investment in Montpelier. Excluding Montpelier, the total return on invested assets was 2.1%. White Mountains sold a portion of its common stock investment in Montpelier during the quarter resulting in a $35.2 million pre-tax realized gain, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after-tax unrealized gains. In addition, the bond market rallied during the first quarter of 2004, which gave a further lift to White Mountains' investment results. However, in April, rates moved up sharply as the first signs of inflation started to show. Management expects rates to continue to rise over the next few years and, therefore, is continuing to keep its fixed maturity portfolio duration short at about 3 years.

        White Mountains' total net investment results for the three months ended March 31, 2004 and 2003 are shown below:

	Three Months Ended March 31,
Dollars in Millions
	2004	2003
Net investment income, pre-tax	$71.0	$78.6
Net realized investment gains, pre-tax	$61.8	$58.2
Change in net unrealized investment gains, after-tax	$98.7	$(9.5)

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. White Mountains' realized investment gains and losses result principally from sales of fixed maturity investments, common equity securities and common shares of Montpelier. Net investment income was $71.0 million in the first quarter of 2003, down 10% from last year due to the runoff of reserves in the run-off operations of OneBeacon. Realized gains were relatively consistent with the prior year, while unrealized gains, after-tax, increased $98.6 million in the quarter, due principally from a decline in interest rates during the quarter and $32.5 million related to the change in accounting for Montpelier, as described above.

Impairment

        See Note 5—Investments of the accompanying consolidated financial statements for White Mountains' analysis of impairment losses on investment securities.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        White Mountains' consolidated sources of cash consist primarily of premium collections, net investment income, financing activities and proceeds from sales and maturities of investments. White Mountains' consolidated uses of cash are primarily claim payments, operating expenses, financing costs and the purchase of investments.

        The Company and certain of its intermediate holding companies rely on cash dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In the first quarter of 2004, OneBeacon's first tier insurance subsidiaries paid cash dividends of $43.0 million to their parent. For the remainder of 2004, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $287.0 million without approval of regulatory authorities.

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

Insurance Float

        Insurance float is an important dynamic of White Mountains' operations that must be managed effectively. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the money. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay the result is an underwriting loss, which is considered to be the cost of float. The amount and cost of float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and therefore there is no comparable GAAP measure.

        For each of the years in the three-year period ending December 31, 2003, the Company has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. The Company's cash flow from operations does not include float generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investment portfolios acquired are liquidated over time to pay claims. White Mountains expects that it will continue to have negative cash flows from operations for the foreseeable future but expects float to increase, particularly in light of the recent Sirius Insurance Group and Sierra Group acquisitions.

        One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total capital. The following table illustrates White Mountains' consolidated insurance float position as of March 31, 2004 and for the past four year-ends:

		Year Ended December 31,
($ in millions)	March 31, 2004
		2003	2002	2001	2000
Total investments	$9,063.5	$8,547.5	$8,899.4	$9,005.7	$2,102.2
Cash	117.2	89.9	121.5	67.4	4.4
Investments in unconsolidated insurance affiliates	152.7	515.9	399.9	311.1	130.6
Accounts receivable on unsettled investment sales	59.5	9.1	160.8	75.2	—
Accounts payable on unsettled investment purchases	(103.1)	(371.6)	(495.2)	(311.2)	(.2)

Net investment assets	$9,289.8	$8,790.8	$9,086.4	$9,148.2	$2,237.0

Total common shareholders' equity	$3,180.6	$2,979.2	$2,407.9	$1,444.6	$1,046.5
Debt	824.8	743.0	793.2	1,125.4	96.0
Preferred stock subject to mandatory redemption	198.5	194.5	180.9	170.3	—
Convertible preference shares	—	—	219.0	—	—
Deferred credits and goodwill	—	—	—	682.5	92.2

Total capital	$4,203.9	$3,916.7	$3,601.0	$3,422.8	$1,234.7

Insurance float	$5,085.9	$4,874.1	$5,485.4	$5,725.4	$1,002.3

Insurance float as a multiple of total capital	1.2x	1.2x	1.5x	1.7x	0.8x
Net investment assets as a multiple of total capital	2.2x	2.2x	2.5x	2.7x	1.8x
Insurance float as a multiple of shareholders' equity	1.6x	1.6x	2.3x	4.0x	1.0x
Net investment assets as a multiple of shareholders' equity	2.9x	3.0x	3.8x	6.3x	2.1x

        White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon's re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon's float is expected to continue to shrink over the next few years as older, long-tailed loss reserves are paid and are not replaced with the same level of new writings as those written in the past. In the case of White Mountains' Reinsurance operations, its float is expected to gradually increase in the next few years as a result of higher premium writings as a result of its increase in capital base over the past two years and from recent acquisitions. It is White Mountains' intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations, but only when market conditions indicate a high likelihood of generating underwriting profits. The acquisition of the Sierra Group on March 31, 2004 added approximately $146.1 million to White Mountains' consolidated insurance float position.

Financing

        The following table summarizes White Mountains' capital structure as of March 31, 2004 and December 31, 2003:

Millions	March 31, 2004	December 31, 2003
Senior Notes, carrying value	$698.1	$698.1
Bank Facility	—	—
Sierra Note	62.0	—
Atlantic Specialty Note	20.0	—
C-F Seller note	25.0	25.0
Fund III notes	15.0	15.0
Other debt	4.7	4.9

Total debt	$824.8	$743.0

Preferred stock subject to mandatory redemption	198.5	194.5
Common shareholders' equity	3,180.6	2,979.2

Total capitalization	$4,203.9	$3,916.7

Debt to total capitalization	20%	19%

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. In July 2003, White Mountains enhanced its access to the capital markets by having a shelf registration declared effective by the SEC for offerings of up to $2.0 billion in debt and/or equity securities.

        In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its previous $739.9 million amortizing bank facility, principally through the net proceeds from the issuance of the Senior Notes, which were issued by Fund American through a public offering. The Senior Notes bear a fixed interest rate of 5.9% and mature in May of 2013.

        Fund American's Senior Notes are currently rated "Baa2" (Adequate, the 9th highest of 21 ratings) by Moody's Investor Services ("Moody's") and "BBB-" (Adequate, the 10th highest of 24 ratings) by S&P. The outlook for each rating is stable. It is possible that, in the future, one or more of the rating agencies may lower White Mountains' existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted. In addition, White Mountains' insurance and reinsurance operations could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which can be adjusted over its six-year term to reflect any net adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force as well as other balance sheet protections. Interest will accrue on the unpaid balance of the Sierra Note at a rate of 4% per annum, compounded quarterly, and will be payable at its maturity.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million purchase note to the seller (the "Atlantic Specialty Note"). The note accrues interest at a rate of 5.15% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. OneBeacon is required to repay $2.0 million of principal on the notes per year, beginning January 1, 2007.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of March 31, 2004:

Millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$—	$25.0	$6.6	$17.0	$778.0	$826.6
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations(1)	$—	$25.0	$6.6	$17.0	$1,098.0	$1,146.6

(1)
Does not reflect contractual obligations and commitments under operating leases.

        At December 31, 2003, contractual obligations and commitments under operating leases were $153.9 million. There are no provisions within White Mountains' leasing agreements that would trigger acceleration of future lease payments. White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, White Mountains has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

        In June 1999, White Mountains sold VGI to Unitrin, Inc. ("Unitrin") (the "VGI Sale"). As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. Unitrin has made a demand for the full $50.0 million.

        Detailed information concerning White Mountains' liquidity and capital resource activities during the three months ended March 31, 2004 and 2003 follows:

For the three months ended March 31, 2004

        In December 2003, White Mountains entered into a definitive agreement to acquire the Sirius Insurance Group at a purchase price of SEK3.3 billion. Because the ultimate purchase price was payable in Swedish kronor, White Mountains purchased SEK2.2 billion for USD $300 million on December 10, 2003 and subsequently invested it in short-term Swedish Treasury Bills to economically hedge the cost of funding the purchase of Sirius. White Mountains recorded a realized loss of $14.0 million in the first quarter of 2004 to reflect the weakening Krona valuation versus the U.S. dollar as of March 31, 2004.

        On March 31, 2004, Folksamerica completed the acquisition of the Sierra Group from Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note.

        For the three months ended March 31, 2004, White Mountains declared and paid a total of $7.6 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2004, the Company declared and paid an annual dividend of $9.1 million to its common shareholders.

        During the three months ended March 31, 2004, OneBeacon Insurance Group LLC (OneBeacon's parent) declared and paid a total of $40.0 million in cash dividends to Fund American, its immediate parent company. Also during the three months ended March 31, 2004, WMU paid a total of $45.0 million of dividends to its immediate parent, White Mountains Re.

        During the three months ended March 31, 2004, the Company issued a total of 600 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $0.1 million in connection with these Option exercises. In addition, during the first quarter of 2003, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon's employee stock ownership plan. OneBeacon paid $13.2 million to the Company in consideration for these Common Shares. During the first quarter of 2004, White Mountains made payments amounting to $126.6 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 168,329 performance shares at payout levels ranging from 93% to 200% of target.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Refer to the Company's 2003 Annual Report on Form 10-K for a complete discussion regarding White Mountains' critical accounting policies and estimates.

FORWARD-LOOKING STATEMENTS

        The information contained in this report release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

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

  •
  the failure of announced acquisitions to enhance shareholder value;

  •
  claims arising from catastrophic events, such as hurricanes, earthquakes, floods or terrorist attacks;

  •
  the continued availability of capital and financing;

  •
  general economic, market or business conditions;

  •
  business opportunities (or lack thereof) that may be presented to it and pursued;

  •
  competitive forces, including the conduct of other insurers and reinsurers;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2003 Annual Report on Form 10-K, and in particular Item 7A.—"Quantitative and Qualitative Disclosures About Market Risk". As of March 31, 2004, there have been no material changes in the market risks described in the Company's most recently filed Annual Report on Form 10-K.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the Company's 2003 Annual Report on Form 10-K, and in particular Item 3—"Legal Proceedings" for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets.

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

(b)
Reports on Form 8-K

        On February 4, 2004 the Company filed a Form 8-K (Item 12) which served to furnish information regarding its press release announcing its results for the three and twelve month periods ended December 31, 2003.

        On March 16, 2004, the Company filed a Form 8-K (Item 5) announcing that it and Berkshire are leading an investor group that will acquire the life and investments business of Safeco Life.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: May 4, 2004	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer