Form 10-Q
period 2004-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2004-08-04
CIK 776867

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 4, 2004, 10,769,451 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 15,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2004	December 31, 2003
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (amortized cost: $7,395.5 and $6,010.2)	$7,510.1	$6,248.1
Short-term investments, at amortized cost (which approximates fair value)	1,464.9	1,546.6
Common equity securities, at fair value (cost: $697.9 and $396.2)	887.0	513.6
Other investments (cost: $388.4 and $184.0)	447.2	239.2

Total investments	10,309.2	8,547.5
Cash	92.5	89.9
Reinsurance recoverable on unpaid losses	1,458.9	1,213.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,274.4	2,260.3
Reinsurance recoverable on paid losses	162.9	121.7
Insurance and reinsurance premiums receivable	963.6	779.0
Funds held by ceding companies	953.1	144.1
Deferred acquisition costs	338.0	233.6
Deferred tax asset	248.2	260.0
Ceded unearned premiums	205.7	185.3
Investment in unconsolidated insurance affiliate(s)	151.6	515.9
Investment income accrued	93.9	73.0
Accounts receivable on unsettled investment sales	76.7	9.1
Other assets	595.2	538.1

Total assets	$17,923.9	$14,971.0

Liabilities
Loss and loss adjustment expense reserves	$9,329.1	$7,728.2
Unearned insurance and reinsurance premiums	1,824.5	1,409.4
Reserves for structured contracts	401.0	—
Debt	824.3	743.0
Deferred tax liability	292.8	—
Funds held under reinsurance treaties	187.5	211.9
Ceded reinsurance payable	124.1	127.7
Accounts payable on unsettled investment purchases	67.2	371.6
Other liabilities	1,157.5	1,205.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	182.7	174.5
Held by others (redemption value $20.0)	20.0	20.0

Total liabilities	14,410.7	11,991.8
Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 10,769,451 and 9,007,195 shares	10.8	9.0
Paid-in surplus	1,712.3	1,399.6
Retained earnings	1,541.3	1,286.4
Accumulated other comprehensive income, after tax:
Net unrealized gains on investments	245.8	286.0
Net unrealized foreign currency translation gains (losses)	8.4	(.3)
Unearned compensation—restricted Common Share awards	(5.4)	(1.5)

Total common shareholders' equity	3,513.2	2,979.2

Total liabilities and common shareholders' equity	$17,923.9	$14,971.0

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$997.2	$755.2	$1,829.1	$1,558.2
Net investment income	93.2	73.0	164.2	151.6
Net realized investment gains (losses)	(5.6)	90.0	56.2	148.2
Other revenue	35.4	44.2	93.8	73.9

Total revenues	1,120.2	962.4	2,143.3	1,931.9

Expenses:
Loss and loss adjustment expenses	623.4	511.4	1,146.7	1,034.0
Insurance and reinsurance acquisition expenses	184.0	148.9	340.7	306.8
Other underwriting expenses	137.2	86.9	252.1	186.5
General and administrative expenses	42.3	64.4	124.0	80.0
Accretion of fair value adjustment to loss and loss adjustment expense reserves	12.8	14.2	22.9	28.4
Interest expense on debt	12.1	12.5	23.4	26.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	11.8	—	23.3	—

Total expenses	1,023.6	838.3	1,933.1	1,661.8

Pretax income	96.6	124.1	210.2	270.1
Tax provision	(44.4)	(44.7)	(89.3)	(90.8)

Net income before minority interest and equity in earnings of affiliate(s)	52.2	79.4	120.9	179.3
Dividends and accretion on mandatorily redeemable preferred stock of subsidiaries	—	(10.8)	—	(21.5)
Equity in earnings of unconsolidated insurance affiliate(s)	4.9	15.8	23.1	28.7

Net income before extraordinary item	57.1	84.4	144.0	186.5
Excess of fair value of acquired net assets over cost	111.4	—	120.0	—

Net income	168.5	84.4	264.0	186.5

Net change in unrealized gains and losses for investments held	(135.2)	129.0	(10.3)	158.5
Net change in foreign currency translation	8.8	2.3	8.7	1.6
Recognition of net unrealized gains and losses for investments sold	(3.7)	(53.2)	(29.9)	(92.2)

Comprehensive net income	$38.4	$162.5	$232.5	$254.4

Computation of net income available to common shareholders:
Net income	$168.5	$84.4	$264.0	$186.5
Redemption value adjustment—Convertible preference shares	—	(38.0)	—	(49.5)

Net income available to common shareholders	$168.5	$46.4	$264.0	$137.0

Basic earnings per Common Share:
Net income before extraordinary item	$6.30	$5.38	$15.93	$16.21
Net income	18.59	5.38	29.20	16.21
Diluted earnings per Common Share:
Net income before extraordinary item	$5.56	$4.77	$14.11	$14.56
Net income	16.45	4.77	25.93	14.56

Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	264.0	—	264.0	—	—
Other comprehensive loss, after tax	(31.5)	—	—	(31.5)	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	2.6	2.6	—	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Repurchases and retirements of Common Shares	(.1)	(.1)	—	—	—
Amortization of restricted Common Share awards	.8	—	—	—	.8

Balances at June 30, 2004	$3,513.2	$1,723.1	$1,541.3	$254.2	$(5.4)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	186.5	—	186.5	—	—
Other comprehensive income, after tax	67.9	—	—	67.9	—
Redemption value adjustment — Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	3.7	3.7	—	—	—
Issuances of Common Shares	269.5	271.5	—	—	(2.0)
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Amortization of restricted Common Share awards	5.4	—	—	—	5.4

Balances at June 30, 2003	$2,869.3	$1,404.3	$1,192.3	$274.6	$(1.9)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2004	2003
	(millions)
Cash flows from operations:
Net income	$264.0	$186.5
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost	(120.0)	—
Deferred tax provision	59.1	71.8
Net realized investment gains	(56.2)	(148.2)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	294.5	267.0
Net change in loss and loss adjustment expense reserves	(710.3)	(588.8)
Net change in insurance and reinsurance premiums receivable	(18.2)	(10.5)
Net change in unearned insurance and reinsurance premiums	68.0	(80.6)
Net change in deferred acquisition costs	(63.4)	5.6
Net change in funds held under reinsurance treaties	(52.6)	(77.6)
Net change in other assets and liabilities	(180.3)	44.4

Net cash flows used for operations	(515.4)	(330.4)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	328.9	(406.4)
Sales of fixed maturity investments	4,071.5	13,875.5
Sales of common equity securities and other investments	405.0	68.5
Maturities of fixed maturity investments	313.4	538.5
Sale of Montpelier common shares	155.3	—
Sale of consolidated affiliate, net of cash sold	22.1	—
Purchases of fixed maturity investments	(3,899.5)	(14,239.2)
Purchases of consolidated affiliates, net of cash acquired	(458.5)	—
Purchases of common equity securities and other investments	(336.0)	(195.8)
Net change in unsettled investment purchases and sales	(356.9)	785.9
Net acquisitions of property and equipment	(10.4)	(12.1)

Net cash flows provided from investing activities	234.9	414.9

Cash flows from financing activities:
Issuances of debt	—	693.4
Repayments of debt	—	(739.9)
Cash dividends paid to common shareholders	(9.1)	(8.3)
Cash dividends paid to preferred shareholders	(15.1)	(15.1)
Proceeds from issuances of Common Shares	13.3	.8
Proceeds from exercise of warrants to acquire Common Shares	294.0	—

Net cash provided from (used for) financing activities	283.1	(69.1)

Net increase in cash during the period	2.6	15.4
Cash balances at beginning of period	89.9	121.5

Cash balances at end of period	$92.5	$136.9

Supplemental cash flows information:
Interest paid	$(21.3)	$(22.7)
Net taxes (paid) received	(33.7)	22.2

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

        These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda limited liability company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, Hamilton HM 12, Bermuda. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

        The Company's reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

        The OneBeacon family of companies are U.S.-based property and casualty insurance writers, which were acquired by White Mountains from Aviva plc ("Aviva", formerly CGNU plc) on June 1, 2001 (the "OneBeacon Acquisition").

        White Mountains' reinsurance operations are conducted primarily through its recently formed global reinsurance management organization ("White Mountains Re"), which oversees the operations of Folksamerica, Sirius, and WMU, as described below.

        Folksamerica became a wholly-owned subsidiary of White Mountains in 1998. In connection with the OneBeacon Acquisition, Folksamerica was contributed to OneBeacon. On March 31, 2004, OneBeacon distributed its interest in Folksamerica back to its parent, Fund American Companies, Inc. ("Fund American").

        On April 16, 2004, White Mountains completed its acquisition of Sirius Insurance Holding Sweden AB and its subsidiaries ("Sirius") from ABB Ltd. The principal companies acquired were Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"). Stockholm-based Sirius International is the largest reinsurance company in Scandinavia and has offices in Stockholm, London, Hamburg, Zurich, Belgium, and Singapore. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired by Folksamerica as part of the transaction. Scandinavian Re is a Bermuda-based finite reinsurer that is in runoff. Subsequent to White Mountains' acquisition of Sirius, Fund American Reinsurance Company Ltd. ("Fund American Re"), which is domiciled in Bermuda but maintains its executive office and an operating branch in Stockholm, Sweden and operates through an additional branch in Singapore, was sold to Sirius by the Company. The results of Fund American Re are now included in Sirius' results throughout this report.

        White Mountains' reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, "WMU"). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

        Esurance has been a unit of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents.

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

        During the first quarter of 2004, White Mountains sold a portion of its investment in Montpelier Re Holdings Ltd. ("Montpelier") common shares to third parties. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. See Note 5.

        White Mountains has completed numerous significant transactions during the periods presented which have affected the comparability of the financial statement information presented herein. White Mountains' consolidated statements of income and comprehensive income include the results of acquired businesses beginning as of the date each respective acquisition was completed. Net changes in assets and liabilities reported in the consolidated statements of cash flows exclude those assets and liabilities acquired or sold during the periods presented.

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

        For purposes of FIN 46, New Jersey Skylands Insurance Association is considered to be a VIE and as a result, the balance sheet accounts and the results of operations of the Association have been consolidated in White Mountains' financial statements as of and for the three months ended June 30, 2004. See Note 11.

Note 2. Acquisitions and Dispositions

Sirius

        On April 16, 2004, White Mountains completed its acquisition (the "Sirius Acquisition") of Sirius Insurance Holdings and its subsidiaries, including Sirius International, Sirius America and Scandinavian Re from ABB Ltd. for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which includes $10.5 million of expenses incurred in connection with the acquisition. Sirius is a group of international insurers and reinsurers which focuses mainly on property and other short-tailed lines.

        The Sirius Acquisition was accounted for by the purchase method of accounting and, therefore, the identifiable assets and liabilities of Sirius were recorded by White Mountains at their fair values on April 16, 2004. The process of determining the fair value of such assets and liabilities acquired was as follows: (i) the purchase price of Sirius was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at April 16, 2004; (ii) the excess of the estimated fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (iii) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as an extraordinary gain.

        The fair value of identifiable assets and liabilities acquired on April 16, 2004 were as follows (in $ millions):

Fair value of assets acquired	$3,306.9
Fair value of liabilities acquired	2,768.0

Fair value of net assets acquired	538.9
Total purchase price, including expenses	(427.5)

Resulting extraordinary gain	$111.4

        Significant assets and liabilities acquired through Sirius included $1,851.9 million of cash and investments, $790.1 million of funds held by ceding companies, $286.2 million of reinsurance recoverable on paid and unpaid losses, $245.8 million of insurance and reinsurance balances receivable, $24.3 million of deferred acquisition costs, $1,612.7 million of loss and loss adjustment expense reserves, $432.2 million of reserves for structured settlements, $276.5 million of unearned insurance premiums and $289.4 million of deferred tax liabilities.

        Supplemental unaudited pro forma condensed combined income statement information for the six-month period ended June 30, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, and for the twelve-month period ended December 31, 2003, which assumes the Sirius Acquisition had occurred as of January 1, 2003, follows:

	Pro Forma Six Months Ended June 30, 2004	Pro Forma Twelve Months Ended December 31, 2003(1)
	(Unaudited)
	(millions, except per share amounts)
Total revenues	$2,290.0	$4,408.3
Income before extraordinary items	$179.2	$262.0
Net income	$299.2	$347.5
Earnings per Common Share:
Pro forma net income—basic	$33.10	$34.15
Pro forma net income—diluted	$29.39	$30.55

(1)
Because Sirius is a foreign company that has not previously reported interim financial information in accordance with GAAP, pro forma information for the Sirius Acquisition is not available for the 2003 interim periods.

        The unaudited pro forma information presented above for the six-month period ended June 30, 2004 and the twelve-month period ended December 31, 2003 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004 and 2003, respectively. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Other acquisitions and dispositions

        On March 15, 2004, White Mountains entered into a definitive agreement to lead with Berkshire Hathaway, Inc. ("Berkshire") an investor group that will acquire the life and investment business of Safeco Corporation ("Safeco Life") for approximately $1.35 billion. Safeco Life focuses mainly on group insurance, individual life insurance, structured settlements and retirement services. This acquisition closed on August 2, 2004, with White Mountains and Berkshire each investing $200 million and receiving warrants to purchase additional common shares of a newly formed acquisition company. On a fully converted basis, White Mountains and Berkshire each own approximately 24% of the new company and White Mountains will account for this investment under the equity method.

        On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company ("Atlantic Specialty"), a subsidiary of Atlantic Mutual Insurance Company ("Atlantic Mutual"), and the renewal rights to Atlantic Mutual's segmented commercial insurance business, including the unearned premiums on the acquired book (the "Atlantic Specialty Transaction"). The overall gross written premium for this book of business totals approximately $400 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission on the premiums renewed. In connection with its acquisition of Atlantic Specialty, OneBeacon issued a $20.0 million note to the seller (See Note 6).

        On March 31, 2004, Folksamerica completed its acquisition of the Sierra Insurance Group companies (the "Sierra Group"), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note (see Note 6), of which $58.0 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. The acquired companies' net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premium. The acquisition resulted in an $8.6 million extraordinary gain, which White Mountains recognized in the first quarter of 2004.

        In January 2004, Folksamerica sold Peninsula to the Donegal Group for $23.3 million, or 107.5% of its GAAP book value, resulting in a pretax gain of $2.1 million, which White Mountains recognized in the first quarter of 2004.

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Gross beginning balance	$8,055.8	$8,552.7	$7,728.2	$8,875.3
Less beginning reinsurance recoverable on unpaid losses	(3,554.3)	(3,865.4)	(3,473.8)	(4,071.9)

Net loss and LAE reserves	4,501.5	4,687.3	4,254.4	4,803.4
Loss and LAE reserves sold—Peninsula	—	—	(17.0)	—
Loss and LAE reserves acquired—Sirius(1)	1,328.9	—	1,328.9	—
Loss and LAE reserves acquired—Sierra Group(1)	—	—	244.4	—
Loss and LAE reserves consolidated—NJ Skylands Reciprocal	—	—	62.1	—
Loss and LAE incurred relating to:
Current year losses	592.8	483.9	1,115.6	1,003.6
Prior year losses	30.6	27.5	31.1	30.4

Total incurred loss and LAE	623.4	511.4	1,146.7	1,034.0
Accretion of fair value adjustment to loss and LAE reserves	12.8	14.2	22.9	28.4
Foreign currency translation adjustment to loss and LAE reserves	8.0	—	8.0	—
Loss and LAE paid relating to:
Current year losses	(161.6)	(79.1)	(259.4)	(190.2)
Prior year losses	(717.2)	(661.7)	(1,195.2)	(1,203.5)

Total loss and LAE payments	(878.8)	(740.8)	(1,454.6)	(1,393.7)
Net ending balance	5,595.8	4,472.1	5,595.8	4,472.1
Plus ending reinsurance recoverable on unpaid losses	3,733.3	3,814.4	3,733.3	3,814.4

Gross ending balance	$9,329.1	$8,286.5	$9,329.1	$8,286.5

(1)
Reinsurance recoverables on unpaid losses acquired in the Sirius and Sierra Group acquisitions totalled $283.8 million and $162.5 million, respectively.

        White Mountains experienced $30.6 million and $31.1 million of net unfavorable loss reserve development on prior accident year loss reserves during the three and six months ended June 30, 2004, respectively, principally due to emerging claims experienced in OneBeacon's run-off operations and increases in reserves at OneBeacon as a result of audits of national account and program claims administered by third parties.

        White Mountains recorded $27.5 million and $30.4 million of unfavorable loss reserve development on prior accident year loss and LAE reserves during the three and six months ended June 30, 2003. The six month development in 2003 included $9.8 million recorded at Folksamerica and $19.8 million recorded at OneBeacon, including $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which had been in litigation and was settled through an arbitration decision during the second quarter of 2003.

        In connection with purchase accounting for the acquisition of OneBeacon, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($95.4 million at June 30, 2004) is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $10.1 million and $20.2 million of such charges for the three and six months ended June 30, 2004, respectively, and $14.2 million and $28.4 million for the three and six months ended June 30, 2003, respectively.

        In connection with purchase accounting for the Sirius Acquisition, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius International's acquired balance sheet by $58.1 million. This fair value adjustment is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $2.7 million of such charges for both the three and six months ended June 30, 2004.

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer is unable to honor its obligations under reinsurance contracts.

OneBeacon

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts; a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental ("A&E") claims and certain other exposures (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover") in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition.

        Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, it has exhausted approximately $1.7 billion of the coverage provided by NICO at June 30, 2004. Approximately $588 million of these incurred losses have been paid by NICO through June 30, 2004. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the $757 million protection remaining under the NICO Cover.

        At June 30, 2004, OneBeacon had $72.4 million of reinsurance currently recoverable on paid losses and $2,857.9 million (gross of purchase accounting adjustments as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balances due from OneBeacon's reinsurers is critical to OneBeacon's financial strength. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers (dollars in millions)	Balance at June 30, 2004	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,158.0	74%	A	++
Liberty Mutual Insurance Group and subsidiaries(1)	156.6	5	A
American Re-Insurance Company	61.3	2	A	+
Tokio Fire and Marine Insurance Company	58.1	2	A	++
Aviva plc and its affiliates(2)	24.5	1	not rated

(1)
At June 30, 2004, OneBeacon had assumed balances payable and expenses payable of approximately $72.9 million under its renewal rights agreement with Liberty Mutual Insurance Group ("Liberty Mutual"), which expired on October 31, 2003. In the event of Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

(3)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

White Mountains Re

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At June 30, 2004 and December 31, 2003, Folksamerica's reinsurance recoverables included $259.0 million and $312.4 million, respectively, recorded under the Imagine Cover. All balances due from Imagine Re are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million of coverage available under this contract had been fully utilized. At June 30, 2004 and December 31, 2003, Folksamerica had also recorded $46.0 million and $50.6 million in deferred gains, respectively, related to adverse development on loss reserves incurred as a result of past insurable events transferred to Imagine Re at the inception of the Imagine Cover.

        At June 30, 2004, White Mountains Re had $86.2 million of reinsurance currently recoverable on paid losses and $1,146.0 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re's financial strength. White Mountains Re is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers (dollars in millions)	Balance at June 30, 2004	% of Total	A.M. Best Rating(2)
Imagine Re(1)	$259.0	21%	A	-
Olympus Reinsurance Company(1)	149.1	12	A	-
London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp.(1)	135.4	11	A
St. Paul Travelers	83.5	7	A
GRC	73.2	6	A	++

(1)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings) and "A-" (Excellent, which is the fourth highest of fifteen ratings).

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

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Millions
Investment income:
Fixed maturity investments	$76.2	$68.8	$136.5	$142.6
Short-term investments	2.6	2.7	6.2	6.6
Common equity securities	11.4	3.8	16.7	4.9
Other	4.8	(.2)	7.5	.7

Total investment income	95.0	75.1	166.9	154.8
Less investment expenses and other charges	(1.8)	(2.1)	(2.7)	(3.2)

Net investment income, pretax	$93.2	$73.0	$164.2	$151.6

        The composition of realized investment gains (losses) for the three and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Millions
Fixed maturity investments	$(2.8)	$83.0	$11.7	$125.9
Common equity securities	7.1	1.0	26.2	21.8
Montpelier common shares	—	—	35.2	—
Other investments	(9.9)	6.0	(16.9)	.5

Net realized investment gains (losses), pretax	$(5.6)	$90.0	$56.2	$148.2

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a pretax realized gain of $35.2 million (See Note 1). Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7,172,358. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

        White Mountains accounts for its Montpelier warrants under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", recording the instruments at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. White Mountains has determined the fair value of its total position of Montpelier warrants to be $136.9 million as of June 30, 2004 and recorded an investment loss on other investments (presented as realized losses) of $(11.5) million and $(7.7) million for the three and six months ended June 30, 2004 and investment gains on other investments (presented as realized gains) of $12.5 million and $11.5 million for the three and six months ended June 30, 2003.

        The following table summarizes White Mountains' investment in Montpelier as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004			As of December 31, 2003
	Shares	Carrying Value	Fair Value	Shares	Carrying Value	Fair Value
	Millions
Common shares	6.3	$214.0	$214.0	10.8	$282.7	$396.3
Warrants to acquire common shares	7.2	136.9	136.9	4.8	90.5	90.5

Total	13.5	$350.9	$350.9	15.6	$373.2	$486.8

        As of June 30, 2004 and December 31, 2003, White Mountains reported $67.2 million and $371.6 million in accounts payable on unsettled investment purchases, respectively. The large 2003 payable related primarily to an unsettled purchase of a Swedish Treasury Bill, which was included in short-term investments at December 31, 2003.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of June 30, 2004 (excluding short-term investments):

	June 30, 2004
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	461	15	7	483
Market value	$3,376.5	$65.1	$37.7	$3,479.3
Amortized cost	$3,420.1	$65.7	$39.9	$3,525.7
Unrealized loss	$(43.6)	$(.6)	$(2.2)	$(46.4)

Common equity securities:
Number of positions	22	—	1	23
Market value	$82.0	$—	$1.7	$83.7
Cost	$97.2	$—	$1.9	$99.1
Unrealized loss	$(15.2)	$—	$(.2)	$(15.4)

Other investments:
Number of positions	13	—	7	20
Market value	$97.3	$—	$6.7	$104.0
Cost	$103.3	$—	$9.7	$113.0
Unrealized loss	$(6.0)	$—	$(3.0)	$(9.0)

Total:
Number of positions	496	15	15	526
Market value	$3,555.8	$65.1	$46.1	$3,667.0
Amortized cost	$3,620.6	$65.7	$51.5	$3,737.8
Unrealized loss	$(64.8)	$(.6)	$(5.4)	$(70.8)

% of total gross unrealized losses	91%	1%	8%	100%

        For the six months ended June 30, 2004, White Mountains did not experience any other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until maturity. However, should White Mountains sell a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates, this loss would be realized through the income statement at the time of the sale. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2004 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of June 30, 2004, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Note 6. Debt

        White Mountains' debt outstanding as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31,2003
	Millions
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.8)	(1.9)

Senior Notes, carrying value	698.2	698.1
Bank Facility	—	—

Sierra Note	61.5	—
Atlantic Specialty Note	20.0	—
C-F seller note	25.0	25.0
Fund III notes	15.0	15.0
Other debt	4.6	4.9

Total debt	$824.3	$743.0

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

Bank Facility

        In September 2003, Fund American established a $300.0 million revolving credit facility (the "Bank Facility") arranged through Fleet Securities, Inc. and Banc One Capital Markets, Inc., which matures in September 2006 and under which both Fund American and the Company are permitted borrowers. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Company's preferred stock held by Berkshire. As of June 30, 2004, the Bank Facility was undrawn.

New Debt

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. Interest will accrue on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and will be payable at its maturity.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million note to the seller (the "Atlantic Specialty Note"). The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing with the first payment due on January 1, 2007.

Note 7. Earnings Per Share

        Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share numerators (in millions):
Net income before extraordinary item	$57.1	$84.4	$144.0	$186.5
Redemption value adjustment—Convertible Preference Shares	—	(38.0)	—	(49.5)

Net income before extraordinary item available to common shareholders	$57.1	$46.4	$144.0	$137.0

Extraordinary item—excess of fair value of acquired net assets over cost	111.4	—	120.0	—

Net income available to common shareholders	$168.5	$46.4	$264.0	$137.0

Diluted earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$57.1	$46.4	$144.0	$137.0
Other effects on diluted earnings(1)	(.2)	(.8)	(.8)	(1.2)

Adjusted net income before extraordinary item available to common shareholders	$56.9	$45.6	$143.2	$135.8

Extraordinary item—excess of fair value of acquired net assets over cost	111.4	—	120.0	—

Adjusted net income available to common shareholders	$168.3	$45.6	$263.2	$135.8

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	9,068	8,615	9,040	8,449
Average outstanding dilutive options and warrants	1,163	943	1,111	877

Diluted earnings per share denominator(2)	10,231	9,558	10,151	9,326

Basic earnings per share (in dollars):
Net income before extraordinary item	$6.30	$5.38	$15.93	$16.21
Extraordinary item—excess of fair value of acquired net assets over cost	12.29	—	13.27	—

Net income	$18.59	$5.38	$29.20	$16.21

Diluted earnings per share (in dollars):
Net income before extraordinary item	$5.56	$4.77	$14.11	$14.56
Extraordinary item—excess of fair value of acquired net assets over cost	10.89	—	11.82	—

Net income	$16.45	$4.77	$25.93	$14.56

(1)
The diluted earnings per share numerators for certain periods presented include an adjustment to White Mountains' equity in earnings related to its investment in the common shares of Montpelier, which is reflective of dilution in Montpelier's earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are in-the-money. As of March 31, 2004, White Mountains changed its method of accounting for this investment from equity accounting to fair value, therefore, this equity adjustment is not applicable to periods beginning after March 31, 2004. The diluted earnings per share numerators also include, when applicable, an add-back of the income or expense relating to options to acquire Common Shares and restricted Common Shares when the inclusion of such items in the earnings per share denominator is dilutive (see note 2 below).

(2)
The diluted earnings per share denominators for all periods presented include the dilutive effects of average outstanding warrants to acquire 1,724,200 Common Shares at an average strike price of $173.99 per Common Share. The warrants were fully exercised on June 29, 2004. The diluted earnings per share denominators for all periods presented exclude the anti-dilutive effects of unearned restricted Common Shares outstanding which are being fully expensed over the vesting period. The diluted earnings per share denominator for the three months ended June 30, 2004 includes the dilutive effect of options to acquire 50,165 Common Shares at an average price strike of $136.08 per Common Share. For all other periods presented, the diluted earnings per share denominators exclude the anti-dilutive effects of outstanding vested and unvested options to acquire Common Shares.

Note 8. Segment Information

      White Mountains has determined that its reportable segments include "OneBeacon", "White Mountains Re" (consisting of the operations of Folksamerica, Sirius and WMU), "Esurance" and "Other Operations" (consisting of White Mountains' investment in Montpelier warrants, the International American Group, the operations of the Company and its intermediate subsidiary holding companies).

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

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Three months ended June 30, 2004
Earned insurance and reinsurance premiums	$602.7	$353.0	$41.4	$.1	$997.2
Net investment income	58.0	30.1	.9	4.2	93.2
Net realized investment gains (losses)	3.2	8.7	(.1)	(17.4)	(5.6)
Other revenue	19.9	12.8	1.4	1.3	35.4

Total revenues	683.8	404.6	43.6	(11.8)	1,120.2

Loss and LAE	367.0	221.8	31.1	3.5	623.4
Insurance and reinsurance acquisition expenses	105.0	72.8	6.2	—	184.0
Other underwriting expenses	98.9	30.9	7.1	.3	137.2
General and administrative expenses	17.4	3.3	—	21.6	42.3
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	—	10.1	12.8
Interest expense on debt	.3	1.2	—	10.6	12.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.8	11.8

Total expenses	588.6	332.7	44.4	57.9	1,023.6

Pretax income (loss)	$95.2	$71.9	$(.8)	$(69.7)	$96.6

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Six months ended June 30, 2004
Earned insurance and reinsurance premiums	$1,194.4	$557.5	$77.1	$.1	$1,829.1
Net investment income	109.4	41.6	1.3	11.9	164.2
Net realized investment gains (losses)	70.9	12.4	.4	(27.5)	56.2
Other revenue (loss)	63.9	33.4	2.5	(6.0)	93.8

Total revenues	1,438.6	644.9	81.3	(21.5)	2,143.3

Loss and LAE	738.3	350.0	57.4	1.0	1,146.7
Insurance and reinsurance acquisition expenses	216.4	113.7	10.6	—	340.7
Other underwriting expenses	186.3	50.9	14.1	.8	252.1
General and administrative expenses	59.3	6.5	—	58.2	124.0
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	—	20.2	22.9
Interest expense on debt	.4	1.7	—	21.3	23.4
Interest expense on preferred stock subject to mandatory redemption	—	—	—	23.3	23.3

Total expenses	1,200.7	525.5	82.1	124.8	1,933.1

Pretax income (loss)	$237.9	$119.4	$(.8)	$(146.3)	$210.2

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Three months ended June 30, 2003
Earned insurance and reinsurance premiums	$537.8	$187.5	$22.7	$7.2	$755.2
Net investment income	55.5	12.8	.3	4.4	73.0
Net realized investment gains	71.8	12.1	.2	5.9	90.0
Other revenue (loss)	26.5	17.8	.6	(.7)	44.2

Total revenues	691.6	230.2	23.8	16.8	962.4

Loss and LAE	366.0	120.6	19.1	5.7	511.4
Insurance and reinsurance acquisition expenses	97.9	46.7	3.5	.8	148.9
Other underwriting expenses	65.5	12.7	6.0	2.7	86.9
General and administrative expenses	26.1	2.6	—	35.7	64.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	14.2	14.2
Interest expense on debt	—	.5	—	12.0	12.5

Total expenses	555.5	183.1	28.6	71.1	838.3

Pretax income (loss)	$136.1	$47.1	$(4.8)	$(54.3)	$124.1

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Six months ended June 30, 2003
Earned insurance and reinsurance premiums	$1,106.9	$394.8	$41.4	$15.1	$1,558.2
Net investment income	120.0	25.7	.6	5.3	151.6
Net realized investment gains	129.3	13.8	.5	4.6	148.2
Other revenue	32.2	37.4	1.1	3.2	73.9

Total revenues	1,388.4	471.7	43.6	28.2	1,931.9

Loss and LAE	733.7	254.0	34.8	11.5	1,034.0
Insurance and reinsurance acquisition expenses	202.9	94.1	8.0	1.8	306.8
Other underwriting expenses	144.0	26.5	10.8	5.2	186.5
General and administrative expenses	33.0	5.5	—	41.5	80.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	28.4	28.4
Interest expense on debt	—	1.0	—	25.1	26.1

Total expenses	1,113.6	381.1	53.6	113.5	1,661.8

Pretax income (loss)	$274.8	$90.6	$(10.0)	$(85.3)	$270.1

Note 9. Share-Based Compensation

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

        White Mountains expenses all its share-based compensation, including its outstanding Options, and accounts for these obligations under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" ("FIN 28"). White Mountains recorded compensation charges of $23.5 million and $82.9 million for outstanding performance shares during the three and six months ended June 30, 2004, respectively and $56.3 million and $72.5 million for outstanding performance shares during the three and six months ended June 30, 2003, respectively. Compensation expense charged to earnings for Restricted Shares was $.6 million and $.9 million for the three and six months ended June 30, 2004, respectively and $2.3 million and $5.4 million for the three and six months ended June 30, 2003, respectively.

        In 2000, the Company issued a one-time award of 81,000 Options to nine key employees. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $(.2) million and $2.6 million for the three and six months ended June 30, 2004, respectively and $2.5 million and $3.7 million for the three and six months ended June 30, 2003, respectively. At June 30, 2004, the Company had 49,965 Options outstanding (6,765 of which were exercisable) with a weighted average exercise price of $136.75 per Common Share. During the six months ended June 30, 2004, 600 Options were exercised at an average exercise price of $133.16 per Common Share.

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

	Three months ended June 30,		Six months ended June 30,
Millions, except per share amounts
	2004	2003	2004	2003
Net income as reported	$168.5	$84.4	$264.0	$186.5
Add: Option expense included in reported net income	(.2)	2.5	2.6	3.7
Deduct: Option expense determined under fair value based method	(.1)	(.1)	(.1)	(.1)

Net income, pro forma	$168.2	$86.8	$266.5	$190.1

Earnings per share:
Basic—as reported	$18.59	$5.38	$29.20	$16.21
Basic—pro forma	18.56	5.66	29.48	16.64
Diluted—as reported	16.45	4.77	25.93	14.56
Diluted—pro forma	16.45	5.02	26.17	14.95

Note 10. Common Shares, Mandatorily Redeemable Preferred Stock and Convertible Preference Shares

Common Shares issued

        On June 29, 2004, Berkshire exercised all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294 million. As a result, Berkshire now holds approximately 16.0% of White Mountains' outstanding common stock. Berkshire bought the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

        In addition to the Berkshire warrant exercise, during the first six months of 2004, the Company issued a total of 38,372 Common Shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 600 shares issued in satisfaction of Options exercised.

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

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fall within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3. Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values. During the three and six months ended June 30, 2004, $11.8 million and $23.3 million of dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense.

Convertible Preference Shares

        In October of 2002, White Mountains sold $200.0 million of its equity securities in a private transaction. Investment funds managed by Franklin Mutual Advisers, LLC purchased 677,966 convertible preference shares of the Company at a price of $200.0 million ($295.00 per share). Upon shareholder approval at the Company's Annual Meeting held on May 19, 2003, the convertible preference shares were repurchased and cancelled in consideration of 677,966 Common Shares. Because the redemption value of the convertible preference shares was in excess of the cash received upon their issuance, they were required to be marked-to-market until the date they were converted to shareholders' equity, resulting in a cumulative $68.5 million charge to retained earnings ($49.5 million of which was recognized during the six months ended June 30, 2003), with an offsetting increase to paid-in surplus.

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

Note 12. Consolidating Financial Information

        The Company has fully and unconditionally guaranteed Fund American's May 2003 issuance of the Senior Notes (see Note 6) and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American's subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains' consolidating balance sheets as of June 30, 2004 and December 31, 2003, statements of income for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of June 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$957.9	$6,552.2	$—	$7,510.1
Short-term investments, at amortized cost	301.7	635.2	528.0	—	1,464.9
Common equity securities, at fair value	—	84.9	802.1	—	887.0
Other investments	—	292.5	154.7	—	447.2

Total investments	301.7	1,970.5	8,037.0	—	10,309.2
Cash	.2	3.9	88.4	—	92.5
Reinsurance recoverable on paid and unpaid losses	—	172.8	3,723.4	—	3,896.2
Insurance and reinsurance premiums receivable	—	113.9	849.7	—	963.6
Funds held by ceding companies	—	760.7	192.4	—	953.1
Deferred acquisition costs	—	41.2	296.8	—	338.0
Deferred tax asset	—	19.5	361.6	(132.9)	248.2
Ceded unearned premiums	—	52.9	152.8	—	205.7
Investments in unconsolidated insurance affiliate(s)	—	—	151.6	—	151.6
Investment income accrued	—	16.4	77.5	—	93.9
Accounts receivable on unsettled investment sales	—	—	76.7	—	76.7
Investments in subsidiaries	3,313.5	—	—	(3,313.5)	—
Other assets	3.2	118.5	473.5	—	595.2

Total assets	$3,618.6	$3,270.3	$14,481.4	$(3,446.4)	$17,923.9

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$1,445.7	$7,883.4	$—	$9,329.1
Unearned insurance and reinsurance premiums	—	223.9	1,600.6	—	1,824.5
Debt	—	4.6	819.7	—	824.3
Reserve for structured contracts	—	401.0	—	—	401.0
Deferred tax liability	—	425.7	—	(132.9)	292.8
Funds held under reinsurance treaties	—	18.3	169.2	—	187.5
Ceded reinsurance payable	—	2.5	121.6	—	124.1
Accounts payable on unsettled investment purchases	—	—	67.2	—	67.2
Other liabilities	105.4	227.2	824.9	—	1,157.5
Preferred stock subject to mandatory redemption	—	20.0	182.7	—	202.7

Total liabilities	105.4	2,768.9	11,669.3	(132.9)	14,410.7

Common shareholders' equity	3,513.2	501.4	2,812.1	(3,313.5)	3,513.2

Total liabilities and common shareholders' equity	$3,618.6	$3,270.3	$14,481.4	$(3,446.4)	$17,923.9

Consolidating Balance Sheet as of December 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$71.0	$6,177.1	$—	$6,248.1
Short-term investments, at amortized cost	11.1	682.2	854.6	(1.3)	1,546.6
Common equity securities, at fair value	—	—	513.6	—	513.6
Other investments	—	89.9	149.3	—	239.2

Total investments	11.1	843.1	7,694.6	(1.3)	8,547.5
Cash	.3	27.1	62.5	—	89.9
Reinsurance recoverable on paid and unpaid losses	—	8.8	3,586.7	—	3,595.5
Insurance and reinsurance premiums receivable	—	44.6	744.4	(10.0)	779.0
Funds held by ceding companies	—	5.9	138.2	—	144.1
Deferred acquisition costs	—	3.6	230.0	—	233.6
Deferred tax asset	—	(8.2)	361.6	(93.4)	260.0
Ceded unearned premiums	—	.9	184.4	—	185.3
Investments in unconsolidated insurance affiliates	—	90.5	425.4	—	515.9
Investment income accrued	—	—	73.0	—	73.0
Accounts receivable on unsettled investment sales	—	—	9.1	—	9.1
Investments in subsidiaries	3,021.0	—	—	(3,021.0)	—
Other assets	5.0	80.9	477.9	(25.7)	538.1

Total assets	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$75.9	$7,652.3	$—	$7,728.2
Unearned insurance and reinsurance premiums	—	23.3	1,386.1	—	1,409.4
Debt	—	12.9	730.1	—	743.0
Funds held under reinsurance treaties	—	—	211.9	—	211.9
Ceded reinsurance payable	—	—	127.7	—	127.7
Accounts payable on unsettled investment purchases	—	302.0	69.6	—	371.6
Other liabilities	58.2	318.8	958.9	(130.4)	1,205.5
Preferred stock subject to mandatory redemption	—	20.0	174.5	—	194.5

Total liabilities	58.2	752.9	11,311.1	(130.4)	11,991.8

Common shareholders' equity	$2,979.2	$344.3	$2,676.7	$(3,021.0)	$2,979.2

Total liabilities common shareholders' equity	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

Consolidating Statement of Income Three Months Ended June 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$164.3	$832.9	$—	$997.2
Net investment income	—	15.1	78.1	—	93.2
Net realized investment losses	—	(10.6)	5.0	—	(5.6)
Other revenue	—	15.8	22.7	(3.1)	35.4

Total revenues	—	184.6	938.7	(3.1)	1,120.2

Loss and LAE	—	98.7	524.7	—	623.4
Insurance and reinsurance acquisition expenses	—	38.2	148.9	(3.1)	184.0
Other underwriting expenses	—	17.5	119.7	—	137.2
General and administrative expenses	7.5	4.1	30.7	—	42.3
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	10.1	—	12.8
Interest expense	.1	—	12.0	—	12.1
Interest expense on preferred shares	—	.5	11.3	—	11.8

Total expenses	7.6	161.7	857.4	(3.1)	1,023.6

Pretax income (loss)	(7.6)	22.9	81.3	—	96.6
Tax provision	(.1)	(4.8)	(39.5)	—	(44.4)
Equity in earnings of subsidiaries	176.2	—	—	(176.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	4.9	—	4.9
Excess of fair value of acquired net assets over cost	—	110.9	.5	—	111.4

Net income	$168.5	$129.0	$47.2	$(176.2)	$168.5

Consolidating Statement of Income Three Months Ended June 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$16.7	$738.5	$—	$755.2
Net investment income	.1	.9	72.0	—	73.0
Net realized investment gains	—	10.9	79.1	—	90.0
Other revenue	.6	13.4	37.4	(7.2)	44.2

Total revenues	.7	41.9	927.0	(7.2)	962.4

Loss and LAE	—	12.9	498.5	—	511.4
Insurance and reinsurance acquisition expenses	—	2.2	152.9	(6.2)	148.9
Other underwriting expenses	—	1.3	86.6	(1.0)	86.9
General and administrative expenses	25.6	2.7	36.1	—	64.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	14.2	—	14.2
Interest expense	—	.1	12.4	—	12.5

Total expenses	25.6	19.2	800.7	(7.2)	838.3

Pretax income (loss)	(24.9)	22.7	126.3	—	124.1
Tax benefit (provision)	1.2	(.1)	(45.8)	—	(44.7)
Accretion and dividends on preferred stock of subsidiaries	—	(.5)	(10.3)	—	(10.8)
Equity in earnings of subsidiaries	108.1	—	—	(108.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	15.8	—	15.8

Net income	$84.4	$22.1	$86.0	$(108.1)	$84.4

Consolidating Statement of Income Six Months Ended June 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$184.2	$1,644.9	$—	$1,829.1
Net investment income	—	19.3	144.9	—	164.2
Net realized investment gains (losses)	—	(19.6)	75.8	—	56.2
Other revenue	—	27.3	72.9	(6.4)	93.8

Total revenues	—	211.2	1,938.5	(6.4)	2,143.3

Loss and LAE	—	111.3	1,035.4	—	1,146.7
Insurance and reinsurance acquisition expenses	—	43.0	304.1	(6.4)	340.7
Other underwriting expenses	—	17.7	234.4	—	252.1
General and administrative expenses	22.9	7.4	93.7	—	124.0
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	20.2	—	22.9
Interest expense	.1	.1	23.2	—	23.4
Interest expense on preferred shares	—	1.0	22.3	—	23.3

Total expenses	23.0	183.2	1,733.3	(6.4)	1,933.1

Pretax income (loss)	(23.0)	28.0	205.2	—	210.2
Tax provision	(.1)	(3.6)	(85.6)	—	(89.3)
Equity in earnings of subsidiaries	287.1	—	—	(287.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	23.1	—	23.1
Excess of fair value of acquired net assets over cost	—	110.9	9.1	—	120.0

Net income	$264.0	$135.3	$151.8	$(287.1)	$264.0

Consolidating Statement of Income Six Months Ended June 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$34.5	$1,523.7	$—	$1,558.2
Net investment income	.2	1.9	149.5	—	151.6
Net realized investment gains (losses)	(1.1)	12.4	136.9	—	148.2
Other revenue (loss)	(.1)	37.2	44.0	(7.2)	73.9

Total revenues	(1.0)	86.0	1,854.1	(7.2)	1,931.9

Loss and LAE	—	25.4	1,008.6	—	1,034.0
Insurance and reinsurance acquisition expenses	—	6.5	307.5	(7.2)	306.8
Other underwriting expenses	—	2.5	184.0	—	186.5
General and administrative expenses	31.6	5.7	42.7	—	80.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	28.4	—	28.4
Interest expense	.1	.1	25.9	—	26.1

Total expenses	31.7	40.2	1,597.1	(7.2)	1,661.8

Pretax income (loss)	(32.7)	45.8	257.0	—	270.1
Tax provision	—	(.4)	(90.4)	—	(90.8)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	219.2	—	—	(219.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	28.7	—	28.7

Net income	$186.5	$44.4	$174.8	$(219.2)	$186.5

Consolidating Statement of Cash Flows Six Months Ended June 30, 2004	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(23.1)	$135.3	$151.8	$264.0
Charges (credits) to reconcile net income to cash flows from operations:
Excess of fair value of acquired net assets over cost	—	(110.9)	(9.1)	(120.0)
Deferred tax provision	—	(6.5)	65.6	59.1
Net realized investment (gains) losses	—	19.6	(75.8)	(56.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	122.2	172.3	294.5
Net change in loss and loss adjustment expense reserves	—	(269.6)	(440.7)	(710.3)
Net change in insurance and reinsurance premiums receivable	—	23.1	(41.3)	(18.2)
Net change in unearned insurance and reinsurance premiums	—	(12.9)	80.9	68.0
Net change in deferred acquisition costs	—	(13.3)	(50.1)	(63.4)
Net change in funds held under reinsurance treaties	—	2.8	(55.4)	(52.6)
Net change in other assets and liabilities	(28.6)	(44.9)	(106.8)	(180.3)

Net cash flows used for operations	(51.7)	(155.1)	(308.6)	(515.4)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(290.6)	195.7	423.8	328.9
Sales of fixed maturity investments	—	588.4	3,483.1	4,071.5
Sales of common equity securities and other investments	—	266.2	138.8	405.0
Maturities of fixed maturity investments	—	7.7	305.7	313.4
Sale of Montpelier common shares	—	—	155.3	155.3
Sale of consolidated affiliate, net of cash sold	—	—	22.1	22.1
Purchases of fixed maturity investments	—	(77.3)	(3,822.2)	(3,899.5)
Purchases of consolidated affiliates, net of cash acquired	—	(358.8)	(99.7)	(458.5)
Purchases of common equity securities and other investments	—	(199.7)	(136.3)	(336.0)
Net change in unsettled investment purchases and sales	—	(302.2)	(54.7)	(356.9)
Net acquisitions of fixed assets	—	(.2)	(10.2)	(10.4)

Net cash flows provided from (used for) investing activities	(290.6)	119.8	405.7	234.9

Cash flows from financing activities:
Intercompany dividends and transfers	44.0	13.1	(57.1)	—
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	13.3	—	—	13.3
Proceeds from exercise of warrants to acquire Common Shares	294.0	—	—	294.0

Net cash provided from (used for) financing activities	342.2	12.1	(71.2)	283.1

Net increase (decrease) in cash during period	(.1)	(23.2)	25.9	2.6
Cash balances at beginning of period	.3	27.1	62.5	89.9

Cash balances at end of period	$.2	$3.9	$88.4	$92.5

Consolidating Statement of Cash Flows Six Months Ended June 30, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(32.7)	$44.4	$174.8	$186.5
Charges (credits) to reconcile net income to cash flows from operations:
Deferred tax provision (benefit)	—	(8.2)	80.0	71.8
Net realized losses (gains)	1.1	(12.4)	(136.9)	(148.2)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(2.7)	269.7	267.0
Net change in loss and LAE reserves	—	(2.2)	(586.6)	(588.8)
Net change in insurance and reinsurance premiums receivable	—	(1.0)	(9.5)	(10.5)
Net change in unearned insurance and reinsurance premiums	—	9.7	(90.3)	(80.6)
Net change in deferred acquisition costs	—	(1.4)	7.0	5.6
Net change in funds held under reinsurance treaties	—	—	(77.6)	(77.6)
Net change in other assets and liabilities	35.6	6.1	2.7	44.4

Net cash flows provided from (used for) operations	4.0	32.3	(366.7)	(330.4)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	4.6	(11.9)	(399.1)	(406.4)
Sales of fixed maturity investments	—	6.0	13,869.5	13,875.5
Sales of common equity securities and other investments	—	—	68.5	68.5
Maturities of fixed maturity investments	—	—	538.5	538.5
Purchases of fixed maturity investments	—	—	(14,239.2)	(14,239.2)
Purchases of common equity securities and other investments	(.1)	—	(195.7)	(195.8)
Net change in unsettled investment purchases and sales	—	—	785.9	785.9
Net acquisitions of capital assets	—	—	(12.1)	(12.1)

Net cash flows provided from (used for) investing activities	4.5	(5.9)	416.3	414.9

Cash flows from financing activities:
Issuances of debt	—	—	693.4	693.4
Repayments of debt	—	—	(739.9)	(739.9)
Intercompany dividends and transfers	—	(20.2)	20.2	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	.8	—	—	.8

Net cash used for financing activities	(7.5)	(21.2)	(40.4)	(69.1)

Net increase in cash during period	1.0	5.2	9.2	15.4
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.2	$46.6	$90.1	$136.9

Note 13. Retirement and Postretirement Plans

        The components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
Millions
	2004	2003	2004	2003
	Pension Benefits		Other Postretirement Benefits
Service cost	$.3	$.5	$—	$—
Interest cost	6.7	7.6	1.0	—
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service benefit	—	—	(1.0)	—
Amortization of unrecognized loss	—	—	.2	—

Net periodic pension cost before settlements, curtailments and special termination benefits	(.6)	.5	.2	—
Special termination benefits expense	.3	—	—	—

Net periodic pension cost	$(.3)	$.5	$.2	$—

	Six Months Ended June 30,
Millions
	2004	2003	2004	2003
	Pension Benefits		Other Postretirement Benefits
Service cost	$.5	$.9	$.1	$—
Interest cost	13.4	15.2	2.0	—
Expected return on plan assets	(15.1)	(15.2)	—	—
Amortization of prior service benefit	—	—	(2.1)	—
Amortization of unrecognized loss	—	—	.3	—

Net periodic pension cost before settlements, curtailments and special termination benefits	(1.2)	.9	.3	—
Special termination benefits expense	1.0	—	—	—

Net periodic pension cost	$(.2)	$.9	$.3	$—

        At December 31, 2003, the Company expected to contribute $5.1 million to its pension plans and $9.0 million to its other postretirement plans during 2004. As of June 30, 2004, $2.0 million and $3.4 million were contributed to the pensions plans and other postretirement plans. The Company anticipates contributing an additional $3.0 million and $4.8 million to the pension plans and other postretirement plans for the remainder of 2004.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Act") made significant changes to the federal Medicare Program that will impact OneBeacon's retiree medical obligations. OneBeacon expects to recognize the effects of the Medicare Act during the third quarter of 2004 in response to the recently issued FASB Staff Position No. 106-2 entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." OneBeacon anticipates that the provisions of the Medicare Act, once recognized, will reduce its retiree medical benefit obligation as the Medicare Act provides for increased coverage for prescription drugs. OneBeacon does not believe that it will need to amend its retiree medical plan to realize these benefits. The impact of the recognition of benefits provided for under Medicare Act is expected to be immaterial to White Mountains' consolidated financial position.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Overview

        White Mountains ended the second quarter of 2004 with a fully converted tangible book value per Common Share of $313, up 12% over the last twelve months, up 8% since December 31, 2003 and up 1% since March 31, 2004, including dividends.

        Comprehensive net income for the quarter was $38 million compared to $163 million in the second quarter of 2003. The decline was mainly due to $139 million of after-tax unrealized losses on the fixed income portfolio due to a rise in interest rates, compared to after-tax unrealized gains of $76 million in 2003. In addition, pre-tax realized losses were $6 million in the second quarter of 2004 compared to $90 million of pre-tax realized gains in the second quarter of last year. These realized and unrealized losses were more than offset by strong underwriting results and the gain on the Sirius Acquisition reflected in net income. For the first six months of 2004, comprehensive net income was $233 million compared to $254 million in the comparable period last year.

        Net income for the quarter nearly doubled to $169 million, as the company had strong underwriting results and recorded a $111 million after-tax extraordinary gain on the Sirius Acquisition. Net income for the first six months of 2004 was $264 million, up 42% compared to $187 million last year, again driven by the Sirius Acquisition gain.

        OneBeacon produced solid underwriting results in the second quarter of 2004, with a GAAP combined ratio of 95% compared to 98% for the second quarter of 2003. For the first six months of 2004, OneBeacon's combined ratio was 96% compared to 98% in the comparable period of 2003. Net written premiums grew 26% and 33% for the quarter and year-to-date, respectively. The growth in premiums was driven by the Atlantic Specialty transaction.

        White Mountains' reinsurance operations, which now include Sirius, Folksamerica, and White Mountains Underwriting, also performed well in the quarter, with a combined ratio of 92%, compared to 96% for the second quarter of 2003. For the first six months of 2004, the combined ratio was also 92%, versus 95% for the comparable period of 2003. Net written premiums more than doubled in the quarter, primarily reflecting the impact of the Sirius Acquisition.

        Esurance reported results just below break-even in the quarter, while increasing its net written premium volume by 72% over the 2003 second quarter. Esurance is now actively pursuing business in 15 states. The combined ratio for Esurance has improved significantly over the past year, running at 107% for the quarter compared to 126% in the second quarter of 2003. For the first six months of 2004, Esurance's combined ratio was 106% compared to 130% in the comparable period of 2003.

        Set forth below is a reconciliation of White Mountains' fully converted tangible book value per common and equivalent share as of June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003:

	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003
	(millions)
Book value per share numerators:
Common shareholders' equity	$3,513.2	$3,180.6	$2,979.2	$2,869.3
Proceeds from assumed exercise of outstanding warrants	—	300.0	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	8.4	8.6	7.0	7.5
Remaining adjustment of subsidiary preferred stock to face value	(117.3)	(121.5)	(125.5)	(132.7)

Book value per share numerator	3,404.3	3,367.7	3,160.7	3,044.1
Unamortized goodwill	(19.7)	(20.1)	(20.3)	(15.7)

Fully converted tangible book value per common and equivalent share numerator	$3,384.6	$3,347.6	$3,140.4	$3,028.4

Book value per share denominators:	(thousands)
Common Shares outstanding	10,769.4	9,045.5	9,007.2	9,002.4
Common Shares issuable upon exercise of outstanding warrants	—	1,724.2	1,724.2	1,724.2
Share obligations under employee benefit plans	50.0	50.0	50.6	55.4

Fully converted tangible book value per common and equivalent share denominator	10,819.4	10,819.7	10,782.0	10,782.0

Book value per share	$314.65	$311.25	$293.15	$282.33
Fully converted tangible book value per common and equivalent share	312.82	309.39	291.27	280.88

        Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and Warrants, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is derived by expanding the book value per share calculation to include any remaining unamortized goodwill as of the applicable date. White Mountains' management believes that the growth in fully converted tangible book value per common share represents a measure of value created at the Company over time that is more relevant than traditional GAAP measurements.

Recent Developments

        Sirius.    On April 16, 2004, White Mountains completed its acquisition of Sirius from ABB Ltd. for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition). Sirius wrote over $500 million in net premiums in 2003. The company focuses mainly on property and other short-tailed lines and no longer writes financial insurance products. Sirius America, a U.S.-based insurer focused on primary insurance programs since 2000 which was acquired by Folksamerica as part of the transaction, wrote over $100 million of net premiums in 2003. Scandinavian Re, a Bermuda-based finite reinsurer, is in runoff.

        Safeco Life.    During the first quarter of 2004, White Mountains announced that it is leading, with Berkshire, an investor group to acquire Safeco Life for $1.35 billion. Safeco Life focuses mainly on group insurance, individual life insurance, structured settlements and retirement services. This acquisition closed on August 2, 2004, with White Mountains and Berkshire each investing $200 million and receiving warrants to purchase additional common shares of a newly formed acquisition company. On a fully converted basis, White Mountains and Berkshire each own approximately 24% of the new company.

        Berkshire warrants.    On June 29, 2004, Berkshire exercised of all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294 million. As a result, Berkshire now holds approximately 16% of White Mountains outstanding common stock. Berkshire bought the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. Berkshire and the Company agreed to reduce the exercise price by approximately 2%. As a result of the discount, the exercise of the warrants had a small impact on fully converted tangible book value per share.

Review of Consolidated Results

        A summary of White Mountains' consolidated financial results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Gross written premiums	$1,299.6	$880.0	$2,406.5	$1,827.6

Net written premiums	$1,071.9	$716.1	$2,011.2	$1,478.2

Earned insurance and reinsurance premiums	$997.2	$755.2	$1,829.1	$1,558.2
Net investment income	93.2	73.0	164.2	151.6
Net realized investment gains (losses)	(5.6)	90.0	56.2	148.2
Other revenue	35.4	44.2	93.8	73.9

Total revenues	1,120.2	962.4	2,143.3	1,931.9

Loss and LAE	623.4	511.4	1,146.7	1,034.0
Insurance and reinsurance acquisition expenses	184.0	148.9	340.7	306.8
Other underwriting expenses	137.2	86.9	252.1	186.5
General and administrative expenses	42.3	64.4	124.0	80.0
Accretion of fair value adjustment to loss and LAE reserves	12.8	14.2	22.9	28.4
Interest expense on debt	12.1	12.5	23.4	26.1
Interest expense — dividends and accretion on preferred stock subject to mandatory redemption	11.8	—	23.3	—

Total expenses	1,023.6	838.3	1,933.1	1,661.8

Pretax income	96.6	124.1	210.2	270.1
Tax provision	(44.4)	(44.7)	(89.3)	(90.8)
Accretion and dividends on mandatorily redeemable preferred stock	—	(10.8)	—	(21.5)
Equity in earnings of unconsolidated insurance affiliate(s)	4.9	15.8	23.1	28.7

Net income before extraordinary item	57.1	84.4	144.0	186.5
Excess of fair value of acquired net assets over cost	111.4	—	120.0	—

Net income	168.5	84.4	264.0	186.5
Other comprehensive income (loss)	(130.1)	78.1	(31.5)	67.9

Comprehensive net income	$38.4	$162.5	$232.5	$254.4

        White Mountains' total revenues increased by 16% for the three-month period ended June 30, 2004 compared to the same period in 2003. Growth in revenues was driven by the 32% increase in earned premiums due to the Sirius and Atlantic Specialty transactions. This was partially offset by a $96 million decrease in realized investment gains. Net investment income grew 28% in the quarter primarily due to the income earned on the additional invested assets acquired in the Sirius transaction. Total expenses grew 22% for the quarter as loss, acquisition, and underwriting expenses were all up primary due to the Sirius and Atlantic Specialty transactions.

        White Mountains' total revenues increased by 11% for the six month period ended June 30, 2004 compared to the same period in 2003, while total expenses increased by 16% for the six months ended June 30, 2004 as compared to the prior year. Each of these increases was driven by the Sirius Acquisition and the Atlantic Specialty transaction.

Summary of Operations by Segment

        White Mountains conducts its operations through four segments: (I) "OneBeacon", (ii) "White Mountains Re" (consisting primarily of the operations of Folksamerica, Sirius, and WMU), (iii) "Esurance" and (iv) "Other Operations" (consisting of the operations of the Company and its intermediate subsidiary holding companies, White Mountains' investment in Montpelier warrants and the results of the International American Group). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment.

I. OneBeacon

        Financial results for OneBeacon for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Gross written premiums	$658.1	$519.8	$1,363.3	$1,088.7

Net written premiums	$612.6	$484.7	$1,303.5	$978.5

Earned insurance and reinsurance premiums	$602.7	$537.8	$1,194.4	$1,106.9
Net investment income	58.0	55.5	109.4	120.0
Net realized investment gains	3.2	71.8	70.9	129.3
Other revenue	19.9	26.5	63.9	32.2

Total revenues	683.8	691.6	1,438.6	1,388.4

Loss and loss adjustment expenses	367.0	366.0	738.3	733.7
Insurance and reinsurance acquisition expenses	105.0	97.9	216.4	202.9
Other underwriting expenses	98.9	65.5	186.3	144.0
General and administrative expenses	17.4	26.1	59.3	33.0
Interest expense on debt	.3	—	.4	—

Total expenses	588.6	555.5	1,200.7	1,113.6

Pretax income	$95.2	$136.1	$237.9	$274.8

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing operations and in total for the three and six months ended June 30, 2004 and 2003 (dollars in millions):

	GAAP Ratios			Net Premiums		GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
	Three Months Ended June 30, 2004					Three Months Ended June 30, 2003
Specialty	56%	28%	84%	$206.9	$202.2	53%	33%	86%	$157.7	$168.4
Personal	54	34	88	182.5	171.9	70	26	96	174.7	186.1
Commercial	55	43	98	192.3	179.5	65	31	96	111.9	106.0
Total(1)	61%	34%	95%	$612.6	$602.7	68%	30%	98%	$484.7	$537.8

	Six Months Ended June 30, 2004					Six Months Ended June 30, 2003
Specialty	52%	29%	81%	$420.2	$413.0	53%	33%	86%	$329.0	$329.3
Personal	60	32	92	342.8	341.1	69	28	97	332.3	379.0
Commercial	58	41	99	508.8	358.9	64	34	98	232.4	215.1
Total(1)	62%	34%	96%	$1,303.5	$1,194.4	66%	32%	98%	$978.5	$1,106.9

        (1) Includes results from run-off operations and New Jersey Skylands Insurance Association.

OneBeacon Results—Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

Overview

        OneBeacon's pre-tax income for the second quarter of 2004 was $95 million, compared to pre-tax income of $136 million for the second quarter of 2003. The key driver of the decrease was significantly lower realized gains as operating results continue to be solid. The GAAP combined ratio was 95% for the second quarter of 2004 compared to 98% for the second quarter of 2003. Net written premiums for the second quarter of 2004 were $613 million, up 26% from $485 million in the second quarter of last year, primarily driven by the Atlantic Specialty Transaction. In addition, OneBeacon's specialty businesses had significant growth.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including AutoOne Insurance, our wholly owned Limited Assigned Distribution servicing carrier, ocean marine (offered through IMU), agricultural ("Agri"), and rural and farm related markets (offered through National Farmers Union, "NFU"), medical errors and omissions (offered through OBPP) and other specialty products, such as tuition reimbursement. Additionally, during the second quarter of 2004, OneBeacon entered into the excess and surplus lines property business. Each specialty business has its own operations and distribution channel that target specific customer groups.

        The underwriting performance of the specialty lines continued to be excellent, with the combined ratio for these businesses running at 84% in the second quarter of 2004. During the three months ended June 30, 2004, OneBeacon wrote specialty lines premiums of $207 million, a 31% increase as compared to $158 million written during the three months ended June 30, 2003. This increase was mainly due to a 68% increase at AutoOne Insurance, from $41 million for the three months ended June 30, 2003 to $69 million in the 2004 period, due primarily to successful marketing efforts relating to AutoOne Insurance's takeout business and also AutoOne Insurance's expansion into New Jersey Limited Assigned Distribution and growth in OBPP and IMU.

        Personal Lines.    OneBeacon's personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products between automobile and homeowners, including Custom-Pac products, was 69% and 26%, respectively, of personal lines net written premium during the three months ended June 30, 2004, compared with 64% and 31% for the three months ended June 30, 2003. OneBeacon writes the majority of its personal lines business in New York, Massachusetts and Maine.

        Over the past several years, OneBeacon improved its results through rate increases approved by regulators, re-underwriting efforts, aggressive rate pursuit actions and continued improvement in insurance-to-value programs in its homeowners line. This is reflected in the combined ratio for this line which was 88% for the second quarter of 2004, compared to 96% in the second quarter of 2003. Premium growth was modest in this line as the second quarter net written premiums grew by 4% as compared to the second quarter of 2003.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 50%, 24% and 12% of commercial lines net written premium for the three months ended June 30, 2004 including the impact of the Atlantic Specialty transaction compared with 56%, 23% and 7% for the three months ended June 30, 2003.

        Commercial lines results for the three months ended June 30, 2004 include the impact of the Atlantic Specialty Transaction, which contributed $78 million of written premiums and $72 million of earned premiums. Excluding premium relating to the Atlantic Specialty Transaction, written premiums for the three months ended June 30, 2004 decreased 2% from the three months ended June 30, 2003, primarily due to the continued effects of actions taken in prior quarters to reduce the concentration of risks subject to terrorism, such as monitoring total insured values in major cities, as well as continued efforts to re-underwrite the commercial book, primarily in New York. The commercial book achieved price increases of 8% for business written during the three months ended June 30, 2004 and OneBeacon has also improved renewal retentions over the comparable 2003 period. With the acquisition of Atlantic Specialty and the successful implementation of the new multiple peril coverage for small business (OnePac), commercial lines has positioned itself as a niche provider for middle market commercial lines, as well as the small business market.

OneBeacon Results—Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

        OneBeacon's pre-tax income for the six months ended June 30, 2004 was $238 million, compared to pre-tax income of $275 million for the comparable 2003 period. The GAAP combined ratio was 96% for the first six months of 2004, compared to 98% for the comparable 2003 period. Net written premiums for the first six months of 2004 were $1.3 billion, up 33% from the comparable period last year. The Atlantic Specialty transaction was the key driver in the increase in premiums.

        OneBeacon's total revenues and expenses increased by 4% and 8%, respectively, for the six months ended June 30, 2004 primarily due to the impact of the Atlantic Specialty Transaction and by the consolidation of New Jersey Skylands Insurance Association.

        The results of each of the three major lines of business for the six months ended June 30, 2004 and their comparison with the six months ended June 30, 2003 were consistent with those described for the three months ended June 30, 2004 described above. Of note, the growth in net written premiums for commercial lines is much higher for the six months ended period as the first quarter included a one-time acquisition of unearned premium related to the Atlantic Specialty transaction.

II.    White Mountains Re

        White Mountains recently formed a global reinsurance management organization, White Mountains Re, under the direction of Steve Fass, who had served as CEO of Folksamerica since 1984. Through Folksamerica, Sirius and WMU, White Mountains Re offers lead capacity for most property, casualty, accident & health and marine exposures, with program business written through Sirius America. Underwriting offices are located in New York, Stockholm, Chicago, Belgium, Miami, London, Connecticut, Bermuda, Hamburg, Toronto, Singapore and Dublin.

        White Mountains Re's financial results for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
	(millions)
Gross written premiums	$597.0	$324.3	$953.7	$668.6

Net written premiums	$414.8	$198.1	$618.2	$433.5

Earned insurance and reinsurance premiums	$353.0	$187.5	$557.5	$394.8
Net investment income	30.1	12.8	41.6	25.7
Net realized investment gains	8.7	12.1	12.4	13.8
Other revenue	12.8	17.8	33.4	37.4

Total revenues	404.6	230.2	644.9	471.7

Loss and loss adjustment expenses	221.8	120.6	350.0	254.0
Insurance and reinsurance acquisition expenses	72.8	46.7	113.7	94.1
Other underwriting expenses	30.9	12.7	50.9	26.5
General and administrative expenses	3.3	2.6	6.5	5.5
Accretion of fair value adjustment to loss and LAE reserves	2.7	—	2.7	—
Interest expense on debt	1.2	.5	1.7	1.0

Total expenses	332.7	183.1	525.5	381.1

Pretax income	$71.9	$47.1	$119.4	$90.6

        The following table provides White Mountains Re's GAAP combined ratios for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
GAAP Ratios:
Loss	63%	64%	63%	64%
Expense	29	32	29	31

Total Combined	92%	96%	92%	95%

        Pre-tax income for White Mountains Re was $72 million for the second quarter of 2004, compared to $47 million for the second quarter of 2003. White Mountains Re's GAAP combined ratio was 92% for the three months ended June 30, 2004, compared to 96% for the three months ended June 30, 2003. White Mountains Re's results include the earnings from recently acquired Sirius as well as the favorable environment in the worldwide reinsurance business experienced over the past several years as discussed below.

        Pre-tax income for White Mountains Re was $119 million for the first six months of 2004, compared to $91 million for the first six months of 2003. White Mountains Re's GAAP combined ratio was 92% for the six months ended June 30, 2004, compared to 95% for the six months ended June 30, 2003. As mentioned above White Mountains Re's results include the earnings from the recently acquired Sirius, as well as the continuation of strong results from Folksamerica and WMU. Net written premiums, total revenues, and total expenses were all up substantially due to the Sirius Acquisition.

        In the second quarter of 2004, White Mountains Re continued to capitalize on its financial stability, reputation and disciplined underwriting strategy and expertise. White Mountains Re's profitability continued to reflect the recent mild property catastrophe experience, as well as continued favorable terms and conditions in the global insurance and reinsurance market which developed in late 2000 and have generally continued into 2004. While it is expected that favorable terms and conditions will continue on most classes of business, increasing competition has begun to adversely impact pricing on certain classes, mainly property. The acquisition of Sirius, which primarily has a European customer base, has complemented and strengthened White Mountains Re's position within the global reinsurance market, and has favorably contributed to White Mountains Re's operations and results in the three months ended June 30, 2004.

        White Mountains Re's gross written premiums were $597 million and $954 million for the three and six months ended June 30, 2004, while net written premiums were $415 million and $618 million for the three and six months ended June 30, 2004. Each of these is up significantly relative to the prior year figures, due mainly to the acquisition of Sirius in the second quarter of 2004, which contributed $284 million of gross premiums written and $185 million of net premiums written for the three months ended June 30, 2004, respectively

        Additionally, Folksamerica has generated new business from the previously announced CNA Re transaction and the establishment of a Chicago underwriting office. Annual gross written premiums through June 30, 2004 resulting from this transaction were approximately $110 million, of which $56 million was recorded as gross written premium and $36 million as net written premium in the six months ended June 30, 2004. Partially offsetting the increases resulting from these acquisitions was the cancellation of several large casualty treaties at Folksamerica whose pricing or terms did not meet White Mountains Re's strict underwriting guidelines.

        Folksamerica's relationship with WMU, which began in 2002 and has resulted in referrals of international reinsurance placements to Folksamerica, continued in 2004. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all underwritten business referred to it by WMU and 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, to Olympus Reinsurance Company ("Olympus"). White Mountains Re, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During the three and six months ended June 30, 2004, White Mountains earned $22 million and $48 million, respectively, of fee income from Olympus as compared to $20 million and $44 million for the three and six months ended June 30, 2003. The additional capacity provided by the quota share relationship with Olympus enhances Folksamerica's ability to provide significant reinsurance capacity.

III.  Esurance

        Esurance, a San Francisco-based, online personal auto insurance company, has been a subsidiary within the White Mountains organization since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Esurance recently entered the auto insurance market in Georgia and now writes business in 15 states, with 26% of its second quarter 2004 premiums written in California, 25% in Florida, 11% in Texas, 7% in Michigan, 5% in Pennsylvania, and 26% in ten other states.

        Esurance's results for the three months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$44.5	$25.8	$89.5	$50.2

Net written premiums	$44.5	$25.8	$89.5	$50.2

Earned insurance and reinsurance premiums	$41.4	$22.7	$77.1	$41.4
Net investment income	.9	.3	1.3	.6
Net realized gains (losses) on investments	(.1)	.2	.4	.5
Other revenue	1.4	.6	2.5	1.1

Total revenues	43.6	23.8	81.3	43.6

Loss and LAE	31.1	19.1	57.4	34.8
Insurance and reinsurance acquisition expenses	6.2	3.5	10.6	8.0
Other underwriting expenses	7.1	6.0	14.1	10.8

Total expenses	44.4	28.6	82.1	53.6

Pretax loss	$(.8)	$(4.8)	$(.8)	$(10.0)

        The following table provides Esurance's GAAP combined ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
GAAP Ratios:
Loss	75%	84%	74%	84%
Expense	32	42	32	46

Total Combined	107%	126%	106%	130%

        Esurance's pretax loss of less than a million for the second quarter ended June 30, 2004 was better than the pretax loss of $5 million for the prior year quarter. Esurance broke even in the first quarter of 2004, so the year-to-date loss is also less than a million, compared to a $10 million pretax loss for the comparable period in 2003. Net written premiums for the second quarter of 2004 were up 72% and 78%, respectively, over the comparable periods of 2003.

        Esurance's total revenues increased by $20 million to $44 million for the quarter ended June 30, 2004 and by $38 million to $81 million for the year-to-date. Revenue growth was driven primarily by the premium growth discussed above. In addition, other revenue, comprised primarily of installment fees and partner referral revenue, increased by 133% for the quarter and 127% for the year-to-date. Esurance continues to expand its partner referral program, garnering revenue from visitors to Esurance's website who reside in states not currently covered by Esurance or those who do not qualify for Esurance's auto program.

        Esurance's highly segmented auto program continues to perform well in the states where Esurance currently writes business. The auto program, combined with Esurance's efficient, self-service, web-enabled operating platform, has enabled Esurance to significantly increase premium volume and in-force policy count. As of June 30, 2004, Esurance's in-force count was 95,000 policies, a 64% increase over June 30, 2003. The policy count has grown due to new policy sales and a 3 percentage-point improvement in retention.

        Esurance's overall operating results are continuing to benefit from improving economies of scale and its superior technology platform as total expenses for the three and six month periods ended June 30, 2004 only grew by $16 million and $29 million, respectively, over the comparable prior year periods, which is considerably less than the revenue growth cited above.

IV.    Other Operations

        Other Operations consists of the operations of the Company and the Company's intermediate subsidiary holding companies and the International American Group, as well as White Mountains' investment in Montpelier warrants. A summary of White Mountains' financial results from its Other Operations segment for the six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$—	$10.1	$—	$20.1

Net written premiums	$—	$7.5	$—	$16.0

Earned insurance and reinsurance premiums	$.1	$7.2	$.1	$15.1
Net investment income	4.2	4.4	11.9	5.3
Net realized investment gains (losses)	(17.4)	5.9	(27.5)	4.6
Other revenue (loss)	1.3	(.7)	(6.0)	3.2

Total revenues	(11.8)	16.8	(21.5)	28.2

Loss and LAE	3.5	5.7	1.0	11.5
Insurance and reinsurance acquisition expenses	—	.8	—	1.8
Other underwriting expenses	.3	2.7	.8	5.2
General and administrative expenses	21.6	35.7	58.2	41.5
Accretion of fair value adjustment to loss and lae reserves	10.1	14.2	20.2	28.4
Interest expense on debt	10.6	12.0	21.3	25.1
Interest expense on preferred stock subject to mandatory redemption	11.8	—	23.3	—

Total expenses	57.9	71.1	124.8	113.5

Pretax loss	$(69.7)	$(54.3)	$(146.3)	$(85.3)

Other Operations Results—Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

        The losses reported in White Mountains' Other Operations segment are principally the result of financing, purchase accounting and compensation expenses at the holding company level. The increased loss reported in the second quarter of 2004, as compared to the second quarter of 2003, was principally the result of a decrease in the value of White Mountains' investment in Montpelier warrants and a change in accounting for preferred stock. The change in accounting for preferred stock under SFAS 150, adopted in the third quarter of 2003, required the Company to report as interest expense $12 million of dividends and accretion in the second quarter of 2004, compared to $11 million that had been reported below the pre-tax income line in the second quarter of 2003.

        During the second quarter of 2003, the Other Operations segment included the results of Peninsula, which the Company sold on January 5, 2004. All of the written and earned premiums in the Other Operations segment in the 2003 period were from Peninsula, which was the only active insurance company in this segment.

Other Operations Results—Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

        The increased loss reported for the first six months of 2004 in this segment was primarily due to higher incentive compensation expenses due to the increase in White Mountains stock price from year-end 2003, the change in accounting in preferred stock as described above, the decrease in the value of Montpelier warrants and the impact currency fluctuations had on our hedging the cost of funding for the Sirius Acquisition.

        During the first six months of 2003, the Other Operations segment included the results of Peninsula, as described above.

Summary of Investment Operations

Overview

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of June 30, 2004 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

Results

        For the three month period ended June 30, 2004, the total return on invested assets was -1.5%. For the first six months of 2004 it was up 1.7%. The primary reason for the negative return in the second quarter was the decline in the company's fixed income portfolio as a result of the increase in the general level of interest rates. Management is continuing to keep its fixed maturity portfolio duration relatively short at about 3 years to reflect its concern that rates may rise further in the next few years.

        White Mountains sold a portion of its common stock investment in Montpelier during the first quarter resulting in a $35.2 million pre-tax realized gain, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after-tax unrealized gains.

        White Mountains' total net investment results for the three months ended June 30, 2004 and 2003 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions
	2004	2003	2004	2003
Net investment income, pretax	$93.2	$73.0	$164.2	$151.6
Net realized investment gains (losses), pretax	$(5.6)	$90.0	$56.2	$148.2
Change in net unrealized investment gains (losses), after-tax	$(138.9)	$75.8	$(40.2)	$66.3

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. White Mountains' realized investment gains and losses result principally from sales of fixed maturity investments, common equity securities and common shares of Montpelier. Net investment income was up 28% from last year mainly due to the Sirius Acquisition. The significant negative swing in both realized and unrealized gains and losses was driven by the increase in interest rates described above.

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

Dividend Capacity

        The Company and certain of its intermediate holding companies rely on cash dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In the first six months of 2004, OneBeacon's first tier insurance subsidiaries paid cash dividends of $83.2 million to their parent. For the remainder of 2004, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $246.8 million without approval of regulatory authorities. OneBeacon's distribution of Folksamerica to its parent, Fund American, in the first quarter of 2004 was effected as a share repurchase and did not impair OneBeacon's dividend paying capacity. In the first six months of 2004, Folksamerica's first tier reinsurance subsidiaries paid cash dividends of $8.0 million to their parent and for the remainder of 2004, Folksamerica's first tier reinsurance subsidiaries have the ability to pay dividends of approximately $53 million without approval of regulatory authorities.

        In accordance with provisions available under Swedish tax law, Sirius can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. Sirius' safety reserve was approximately $1.0 billion at June 30, 2004. Under GAAP, the safety reserve is eliminated resulting in higher retained earnings, net of the related deferred tax liability established at the effective Swedish tax rate of 28%. This tax is only required to be paid by Sirius if it fails to maintain predetermined levels of premium writings in future years or if it chooses to distribute the earnings previously transferred into the safety reserve. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

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

        For each of the years in the three-year period ending December 31, 2003, the Company has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. The Company's cash flow from operations does not include float generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investment portfolios acquired are liquidated over time to pay claims. White Mountains expects that it will continue to have negative cash flows from operations for the foreseeable future but expects float to increase from time to time with potential acquisitions, as was the case with the recent Sirius and Sierra Group acquisitions.

        One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains' consolidated insurance float position as of June 30, 2004 and for the past four year-ends:

			Year Ended December 31,
($ in millions)	June 30, 2004
			2003		2002		2001		2000
Total investments	$10,309.2		$8,547.5		$8,899.4		$9,005.7		$2,102.2
Cash	92.5		89.9		121.5		67.4		4.4
Investment in unconsolidated insurance affiliate(s)	151.6		515.9		399.9		311.1		130.6
Accounts receivable on unsettled investment sales	76.7		9.1		160.8		75.2		—
Accounts payable on unsettled investment purchases	(67.2)		(371.6)		(495.2)		(311.2)		(.2)

Net investment assets	$10,562.8		$8,790.8		$9,086.4		$9,148.2		$2,237.0

Total common shareholders' equity	$3,513.2		$2,979.2		$2,407.9		$1,444.6		$1,046.5
Debt	824.3		743.0		793.2		1,125.4		96.0
Preferred stock subject to mandatory redemption	202.7		194.5		180.9		170.3		—
Convertible preference shares	—		—		219.0		—		—
Deferred credits and goodwill	(19.7)		(20.3)		—		682.5		92.2

Total tangible capital	$4,520.5		$3,896.4		$3,601.0		$3,422.8		$1,234.7

Insurance float	$6,042.3		$4,894.4		$5,485.4		$5,725.4		$1,002.3

Insurance float as a multiple of total tangible capital	1.3	x	1.3	x	1.5	x	1.7	x	0.8	x
Net investment assets as a multiple of total tangible capital	2.3	x	2.3	x	2.5	x	2.7	x	1.8	x
Insurance float as a multiple of shareholders' equity	1.7	x	1.6	x	2.3	x	4.0	x	1.0	x
Net investment assets as a multiple of shareholders' equity	3.0	x	3.0	x	3.8	x	6.3	x	2.1	x

        White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon's re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon's float is expected to continue to shrink over the next few years as older, long-tailed loss reserves are paid and are not replaced with the same level of new writings as those written in the past. In the case of White Mountains' Reinsurance operations, its float is expected to gradually increase in the next few years as a result of higher premium writings from its increase in capital base over the past two years and from recent acquisitions. It is White Mountains' intention to generate low-cost float over time through a combination of acquisitions and/or by organic grow thin its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits. The increase in White Mountains' consolidated float position during the first six months of 2004 is mainly attributable to the Sirius and the Sierra Group acquisitions.

Financing

        The following table summarizes White Mountains' consolidated capital structure as of June 30, 2004 and December 31, 2003:

Millions	June 30, 2004	December 31, 2003
Senior Notes, carrying value	$698.2	$698.1
Bank Facility	—	—
Sierra Note	61.5	—
Atlantic Specialty Note	20.0	—
C-F Seller note	25.0	25.0
Fund III notes	15.0	15.0
Other debt	4.6	4.9

Total debt	$824.3	$743.0

Preferred stock subject to mandatory redemption	202.7	194.5
Common shareholders' equity	3,513.2	2,979.2

Total capitalization	$4,540.2	$3,916.7

Debt to total capitalization	18%	19%

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

        In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its previous $739.9 million amortizing bank facility, principally through the net proceeds from the issuance of the Senior Notes, which were issued by Fund American through a public offering. The Senior Notes bear a fixed interest rate of 5.9% and mature in May 2013.

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

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. Interest will accrue on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and will be payable at its maturity.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million note to the seller (the "Atlantic Specialty Note"). The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing with the first payment due on January 1, 2007.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of June 30, 2004:

Millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$—	$25.0	$21.6	$2.0	$777.5	$826.1
Mandatorily redeemable preferred stock	—	—	—	—	320.0	320.0

Total contractual obligations (1)	$—	$25.0	$21.6	$2.0	$1,097.5	$1,146.1

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

        In June 1999, White Mountains sold the Valley Group, Inc. to Unitrin, Inc. ("Unitrin"). As part of the sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. During the second quarter of 2004, White Mountains settled its obligation to Unitrin for an amount which had been previously recorded as a liability in its financial statements.

        Detailed information concerning White Mountains' liquidity and capital resource activities during the six months ended June 30, 2004 and 2003 follows:

For the six months ended June 30, 2004

        On June 29, 2004, Berkshire exercised of all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294.0 million. Berkshire bought the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

        On April 16, 2004, White Mountains completed the Sirius Acquisition for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition) which includes $10.5 million of expenses incurred in connection with the acquisition.

        On March 31, 2004, White Mountains completed the acquisition of the Sierra Group from Sierra Health Services, Inc. White Mountains paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note.

        For the six months ended June 30, 2004, White Mountains declared and paid a total of $15.1 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2004, the Company declared and paid an annual dividend of $9.1 million to its common shareholders.

        During the six months ended June 30, 2004, OneBeacon Insurance Group LLC (OneBeacon's parent) declared and paid a total of $70.0 million in cash dividends to Fund American, its immediate parent company. Also during the six months ended June 30, 2004, WMU paid a total of $55.0 million of dividends to its immediate parent, White Mountains Re. On March 31, 2004, OneBeacon distributed Folksamerica up to Fund American.

        During the six months ended June 30, 2004, the Company issued a total of 600 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $0.1 million in connection with these Option exercises. In addition, during the first quarter of 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon's employee stock ownership plan. OneBeacon paid $13.2 million to the Company in consideration for these Common Shares.

        During the first quarter of 2004, White Mountains made payments amounting to $126.6 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 168,329 performance shares at payout levels ranging from 93% to 200% of target.

For the six months ended June 30, 2003

        On May 19, 2003, Fund American issued the Senior Notes for net proceeds of $693.4 million. Using proceeds from the Senior Notes, Fund American repaid the entire $614.9 million of term loans outstanding under its previous bank facility. In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under the previous bank facility. In connection with the repayment of the previous bank facility, on May 20, 2003, Fund American paid an aggregate $56.4 million to unwind all of its existing interest rate swap agreements.

        For the six months ended June 30, 2003, White Mountains made scheduled principal amortization payments of $6.5 million on its previous bank facility prior to the repayment and paid a total of $22.5 million in interest under that facility, including $10.6 million paid under the interest rate swap agreements.

        For the six months ended June 30, 2003, White Mountains declared and paid a total of $15.1 million in dividends to holders of preferred stock with a face value of $320.0 million.

        In March 2003, the Company declared and paid an annual dividend of $8.3 million to its common shareholders.

        During the six months ended June 30, 2003, OneBeacon declared and paid a total of $79.0 million in cash dividends to Fund American, its immediate parent company. Also during the six months ended June 30, 2003, WMU paid a total of $30.0 million of dividends to its immediate parent, White Mountains Re, and WM Advisors paid a total of $10.0 million in dividends to Fund American.

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

FORWARD-LOOKING STATEMENTS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2003 Annual Report on Form 10-K, and in particular Item 7A.—"Quantitative and Qualitative Disclosures About Market Risk". That information is hereby supplemented as follows:

Foreign Currency Exchange Rates

        White Mountains' foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses due to adverse changes in foreign currency exchanges rates.

        As a result of the Sirius Acquisition during the second quarter of 2004, White Mountains has a higher concentration of assets, liabilities, revenues and expenses denominated in foreign currencies than in prior periods. The functional currency of Sirius is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. Dollar as of June 30, 2004, the carrying value of White Mountains' net assets denominated in Swedish Kronor would have respectively increased or decreased by approximately $40 million.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

11 —	Statement Re Computation of Per Share Earnings*
31.1—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
31.2—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
32.1—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

(b)
Reports on Form 8-K

    On April 30, 2004 the Company filed a Form 8-K (Item 2) announcing that it completed its previously announced acquisition of Sirius and its subsidiaries, Sirius International Insurance Corporation, Sirius America Insurance Company and Scandinavian Reinsurance Company, Ltd.

    On May 7, 2004, the Company filed a Form 8-K (Item 12) which served to furnish information regarding its press release announcing its results for the three month period ended March 31, 2004.

    On June 28, 2004, the Company filed a Form 8-K/A (Item 7) which served to amend the Form 8-K filed on April 30, 2004, to provide the financial statements and pro forma financial information related to the Sirius Acquisition.

46

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: August 4, 2004	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer