Form 10-Q
period 2004-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2004-11-02
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2004
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

Yes ☒ No ☐

        As of November 2, 2004, 10,769,451 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 15,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2004 and December 31, 2003	3
	Consolidated Statements of Income and Comprehensive Income, Three and Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Statements of Common Shareholders' Equity, Nine Months Ended September 30, 2004 and 2003	5
	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations—Three and Nine Months Ended September 30, 2004 and 2003	32
	Non-GAAP Finance Measures	42
	Liquidity and Capital Resources	43
	Critical Accounting Policies and Estimates	49
	Forward-Looking Statements	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
PART II.	OTHER INFORMATION
Items 1 through 6		51-52
SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

(dollars in millions, except share amounts)	September 30, 2004	December 31, 2003
Assets
Fixed maturity investments, at fair value (amortized cost: $7,359.5 and $6,010.2)	$7,562.1	$6,248.1
Short-term investments, at amortized cost (which approximates fair value)	1,839.2	1,546.6
Common equity securities, at fair value (cost: $758.8 and $396.2)	989.1	513.6
Other investments (cost: $399.7 and $184.0)	438.2	239.2

Total investments	10,828.6	8,547.5
Cash	144.5	89.9
Reinsurance recoverable on unpaid losses	1,665.5	1,213.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	2,248.1	2,260.3
Reinsurance recoverable on paid losses	74.0	121.7
Insurance and reinsurance premiums receivable	1,067.0	779.0
Funds held by ceding companies	931.8	144.1
Deferred acquisition costs	342.9	233.6
Deferred tax asset	252.1	260.0
Ceded unearned premiums	258.9	185.3
Investment in unconsolidated insurance affiliates	443.0	515.9
Investment income accrued	89.8	73.0
Accounts receivable on unsettled investment sales	91.1	9.1
Other assets	509.9	538.1

Total assets	$18,947.2	$14,971.0

Liabilities
Loss and loss adjustment expense reserves	$9,533.9	$7,728.2
Unearned insurance and reinsurance premiums	1,926.0	1,409.4
Reserves for structured contracts	400.1	—
Debt	793.6	743.0
Deferred tax liability	294.6	—
Funds held under reinsurance treaties	160.0	211.9
Ceded reinsurance payable	131.5	127.7
Accounts payable on unsettled investment purchases	509.2	371.6
Other liabilities	1,355.3	1,205.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	187.1	174.5
Held by others (redemption value $20.0)	20.0	20.0

Total liabilities	15,311.3	11,991.8
Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 10,769,451 and 9,007,195 shares	10.8	9.0
Paid-in surplus	1,713.2	1,399.6
Retained earnings	1,531.2	1,286.4
Accumulated other comprehensive income, after tax:
Net unrealized gains on investments	377.2	286.0
Net unrealized foreign currency translation gains (losses)	8.3	(.3)
Unearned compensation—restricted Common Share awards	(4.8)	(1.5)

Total common shareholders' equity	3,635.9	2,979.2

Total liabilities and common shareholders' equity	$18,947.2	$14,971.0

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)
	2004	2003	2004	2003
Revenues:
Earned insurance and reinsurance premiums	$992.3	$788.2	$2,821.4	$2,346.4
Net investment income	83.4	67.5	247.6	219.1
Net realized investment gains (losses)	53.6	(34.2)	109.8	114.0
Other revenue	34.3	90.1	126.1	163.0

Total revenues	1,163.6	911.6	3,304.9	2,842.5

Expenses:
Loss and loss adjustment expenses	787.8	600.5	1,934.5	1,634.5
Insurance and reinsurance acquisition expenses	203.6	153.9	544.3	460.7
Other underwriting expenses	137.5	65.2	387.6	250.7
General and administrative expenses	78.4	23.5	202.4	103.5
Accretion of fair value adjustment to loss and loss adjustment expense reserves	10.2	10.1	33.1	38.5
Interest expense on debt	12.2	11.0	35.6	37.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	12.0	11.0	35.3	11.0

Total expenses	1,241.7	875.2	3,172.8	2,536.0

Pretax income (loss)	(78.1)	36.4	132.1	306.5
Tax benefit (provision)	23.6	(14.4)	(65.7)	(105.2)

Net income (loss) before minority interest and equity in earnings of affiliates	(54.5)	22.0	66.4	201.3
Dividends and accretion on mandatorily redeemable preferred stock of subsidiaries	—	—	—	(21.5)
Equity in earnings of unconsolidated insurance affiliates	3.7	13.6	26.8	42.3

Net income (loss) before extraordinary item	(50.8)	35.6	93.2	222.1
Excess of fair value of acquired net assets over cost	40.7	—	160.7	—

Net income (loss)	(10.1)	35.6	253.9	222.1

Net change in unrealized gains and losses for investments held	165.1	(39.5)	154.8	119.0
Net change in foreign currency translation	(.1)	(.5)	8.6	1.1
Recognition of net unrealized gains and losses for investments sold	(33.7)	17.2	(63.6)	(75.0)

Comprehensive net income	$121.2	$12.8	$353.7	$267.2

Computation of net income (loss) available to common shareholders:
Net income (loss)	$(10.1)	$35.6	$253.9	$222.1
Redemption value adjustment—Convertible preference shares	—	—	—	(49.5)

Net income (loss) available to common shareholders	$(10.1)	$35.6	$253.9	$172.6

Basic earnings per share:
Net income (loss) before extraordinary item	$(4.72)	$3.96	$9.70	$19.99
Net income (loss)	(0.94)	3.96	26.41	19.99
Diluted earnings per share:
Net income (loss) before extraordinary item	$(4.72)	$3.50	$8.93	$17.89
Net income (loss)	(0.94)	3.50	24.44	17.89

Dividends declared and paid per Common Share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

(millions)	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	253.9	—	253.9	—	—
Other comprehensive income, after tax	99.8	—	—	99.8	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	3.5	3.5	—	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Repurchases and retirements of Common Shares	(.1)	(.1)	—	—	—
Amortization of restricted Common Share awards	1.4	—	—	—	1.4

Balances at September 30, 2004	$3,635.9	$1,724.0	$1,531.2	$385.5	$(4.8)

(millions)	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	222.1	—	222.1	—	—
Other comprehensive income, after tax	45.1	—	—	45.1	—
Redemption value adjustment—Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Changes to accrued option expense	4.0	4.0	—	—	—
Issuances of Common Shares	269.5	271.5	—	—	(2.0)
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Amortization of restricted Common Share awards	5.6	—	—	—	5.6

Balances at September 30, 2003	$2,882.6	$1,404.6	$1,227.9	$251.8	$(1.7)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(millions)
	2004	2003
Cash flows from operations:
Net income	$253.9	$222.1
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost	(160.7)	—
Deferred tax (benefit) provision	(28.1)	64.8
Net realized investment gains	(109.8)	(114.0)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	203.1	465.4
Net change in loss and loss adjustment expense reserves	(506.4)	(844.8)
Net change in insurance and reinsurance premiums receivable	(92.9)	(3.3)
Net change in unearned insurance and reinsurance premiums	169.5	(32.3)
Net change in deferred acquisition costs	(68.3)	3.2
Net change in funds held under reinsurance treaties	(80.1)	(62.2)
Net change in other assets and liabilities	(87.6)	(95.2)

Net cash flows used for operations	(507.4)	(396.3)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(8.3)	110.1
Sales of fixed maturity investments	4,699.3	15,052.6
Sales of common equity securities and other investments	596.5	96.4
Maturities of fixed maturity investments	1,259.4	2,064.5
Sale of Montpelier common shares	155.3	—
Sale of consolidated affiliate, net of cash sold	22.1	—
Purchases of fixed maturity investments	(5,391.7)	(16,282.4)
Purchases of consolidated affiliates, net of cash acquired	(458.5)	—
Purchases of common equity securities and other investments	(423.4)	(355.5)
Investment in unconsolidated insurance affiliate	(194.7)	—
Net change in unsettled investment purchases and sales	70.0	(209.2)
Net (acquisitions) dispositions of property and equipment	(14.5)	47.2

Net cash flows provided from investing activities	311.5	523.7

Cash flows from financing activities:
Issuances of debt	—	693.4
Repayments of debt	(25.0)	(739.9)
Cash dividends paid to common shareholders	(9.1)	(8.3)
Cash dividends paid to preferred shareholders	(22.7)	(22.7)
Proceeds from issuances of Common Shares	13.3	.8
Proceeds from exercise of warrants to acquire Common Shares	294.0	—

Net cash provided from (used for) financing activities	250.5	(76.7)

Net increase in cash during the period	54.6	50.7
Cash balances at beginning of period	89.9	121.5

Cash balances at end of period	$144.5	$172.2

Supplemental cash flows information:
Interest paid	$23.0	$24.6
Net taxes (paid) received	(69.0)	22.5

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

        White Mountains' reinsurance operations are conducted primarily through its recently formed global reinsurance organization ("White Mountains Re"), which oversees the operations of Folksamerica, Sirius, and WMU, as described below.

        Folksamerica Holding Company Inc. (together with its reinsurance subsidiary, Folksamerica Reinsurance Company, "Folksamerica") became a wholly-owned subsidiary of White Mountains in 1998. In connection with the OneBeacon Acquisition, Folksamerica was contributed to OneBeacon. On March 31, 2004, OneBeacon distributed its interest in Folksamerica back to its parent, Fund American Companies, Inc. ("Fund American").

        On April 16, 2004, White Mountains acquired Sirius Insurance Holding Sweden AB and its subsidiaries ("Sirius"), a group of international insurers and reinsurers that focuses mainly on property and other short-tailed lines, from ABB Ltd. (See Note 2). Subsequent to White Mountains' acquisition of Sirius, Fund American Reinsurance Company Ltd. ("Fund American Re") was sold to Sirius by the Company. The results of Fund American Re are now included in Sirius' results throughout this report. White Mountains' reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, "WMU"). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

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

        For purposes of FIN 46, New Jersey Skylands Insurance Association is considered to be a VIE and as a result, the balance sheet accounts and the results of operations of the Association have been consolidated in White Mountains' financial statements since March 31, 2004. See Note 11.

Note 2. Acquisitions and Dispositions

Sirius

        On April 16, 2004, White Mountains completed its acquisition of Sirius from ABB Ltd. (the "Sirius Acquisition") for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which includes $10.5 million of expenses incurred in connection with the acquisition. The principal companies acquired were Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"). Stockholm-based Sirius International is the largest reinsurance company in Scandinavia and has offices in Stockholm, London, Hamburg, Zurich, Belgium and Singapore. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired by Folksamerica as part of the transaction. Scandinavian Re is a Bermuda-based finite reinsurer that is in runoff.

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

        The fair value of identifiable assets and liabilities acquired on April 16, 2004 were as follows (in millions):

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

        Supplemental unaudited pro forma condensed combined income statement information for the nine-month period ended September 30, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, and for the twelve-month period ended December 31, 2003, which assumes the Sirius Acquisition had occurred as of January 1, 2003, follows:

(Unaudited) Millions, except per share amounts	Pro Forma Nine Months Ended September 30, 2004	Pro Forma Twelve Months Ended December 31, 2003(1)
Total revenues	$3,451.6	$4,408.3
Income before extraordinary items	$128.4	$262.0
Net income	$289.1	$347.5
Earnings per share:
Pro forma net income—basic	$30.07	$34.15
Pro forma net income—diluted	$27.84	$30.55

(1)
Because Sirius is a foreign company that has not previously reported interim financial information in accordance with GAAP, pro forma information for the Sirius Acquisition is not available for the 2003 interim periods.

        The unaudited pro forma information presented above for the nine-month period ended September 30, 2004 and the twelve-month period ended December 31, 2003 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004 and 2003, respectively. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Symetra

        On August 2, 2004, White Mountains, Berkshire Hathaway Inc. ("Berkshire") and several other private investors capitalized Symetra Financial Corporation ("Symetra") in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of bank debt. White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra, which are accounted for under the equity method, and approximately 24% of Symetra on a fully-converted basis including the warrants, which are accounted for under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Three White Mountains designees serve on Symetra's eight member board of directors.

        White Mountains recorded its initial investment in Symetra in accordance with GAAP by allocating the $194.7 million purchase price between the common shares and the warrants. The allocation was determined by recording the warrants at their fair value of $35.4 million, with the remaining $159.3 million allocated to the common shares. White Mountains then recognized an extraordinary gain of $40.7 million, representing the difference between the initial cost of the common shares and the amount of White Mountains' equity in the underlying net assets of Symetra, as required by APB 18, "The Equity Method of Accounting for Investments in Common Stock".

        The following table summarizes White Mountains' investment in Symetra for the three months ended September 30, 2004:

Millions	Common Shares	Warrants
Initial value of investment in Symetra at closing, August 2, 2004	$159.3	$35.4
Extraordinary gain—excess of fair value of acquired net assets over cost	40.7	—
Equity in earnings of Symetra	4.4	—
Equity in net unrealized gains from Symetra's equity portfolio	.3	—
Increase in value of warrants	—	.4

Investment in Symetra as of September 30, 2004, before net unrealized gains from Symetra's fixed maturity portfolio	$204.7	$35.8
Equity in net unrealized gains from Symetra's fixed maturity portfolio	48.1	—

Carrying value of Investment in Symetra as of September 30, 2004	$252.8	$35.8

        White Mountains' carrying value of its investment in Symetra includes the change in net unrealized gains from Symetra's fixed maturity portfolio. Under GAAP, Symetra is required to record its fixed maturity investments at fair value, which results in unrealized gains during periods when interest rates fall and unrealized losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked to market under GAAP, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra's intrinsic value increases when interest rates rise and decreases when interest rates fall).

Other acquisitions and dispositions

        On October 6, 2004, Sirius entered into an agreement to acquire Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S ("Tryg Baltica") from Tryg Forsikring A/S, a Tryg Vesta Group company based in Denmark. Under the terms of the agreement, Sirius will pay approximately DKK 315 million ($52.6 million). Following the closing, Sirius will place the company into runoff, though it is anticipated that select business will be renewed by Sirius. Sirius is not acquiring any infrastructure or employees and Sirius will manage the company's runoff administration. The transaction, which Sirius expects to close during the fourth quarter of 2004, is subject to regulatory approvals and other customary closing conditions.

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

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross beginning balance	$9,329.1	$8,286.5	$7,728.2	$8,875.3
Less beginning reinsurance recoverable on unpaid losses	(3,733.3)	(3,814.4)	(3,473.8)	(4,071.9)

Net loss and LAE reserves	5,595.8	4,472.1	4,254.4	4,803.4
Loss and LAE reserves sold—Peninsula	—	—	(17.0)	—
Loss and LAE reserves acquired—Sirius(1)	—	—	1,328.9	—
Loss and LAE reserves acquired—Sierra Group(1)	—	—	244.4	—
Loss and LAE reserves consolidated—NJ Skylands Reciprocal	—	—	62.1	—
Loss and LAE incurred relating to:
Current year losses	746.7	493.6	1,862.3	1,497.2
Prior year losses	41.1	106.9	72.2	137.3

Total incurred loss and LAE	787.8	600.5	1,934.5	1,634.5
Accretion of fair value adjustment to loss and LAE reserves	10.2	10.1	33.1	38.5
Foreign currency translation adjustment to loss and LAE reserves	(3.9)	—	4.1	—
Loss and LAE paid relating to:
Current year losses	(332.4)	(307.7)	(591.8)	(498.0)
Prior year losses	(437.2)	(378.2)	(1,632.4)	(1,581.6)

Total loss and LAE payments	(769.6)	(685.9)	(2,224.2)	(2,079.6)
Net ending balance	5,620.3	4,396.8	5,620.3	4,396.8
Plus ending reinsurance recoverable on unpaid losses	3,913.6	3,633.7	3,913.6	3,633.7

Gross ending balance	$9,533.9	$8,030.5	$9,533.9	$8,030.5

(1)
Reinsurance recoverables on unpaid losses acquired in the Sirius and Sierra Group acquisitions totalled $283.8 million and $162.5 million, respectively.

        White Mountains experienced $41.1 million and $72.2 million of net unfavorable development on prior accident year loss and LAE reserves during the three and nine months ended September 30, 2004. OneBeacon recorded $53 million of prior accident year reserve development in the third quarter of 2004, related primarily to run-off workers compensation and general liability reserves, due to the expectation that more workers compensation claims will reopen and increased litigation costs associated with general liability claims. White Mountains' unfavorable loss development for the nine months ended September 30, 2004 included an additional $30 million that resulted from emerging claims experienced in OneBeacon's run-off operations and increases in reserves at OneBeacon as a result of audits of national account and program claims administered by third parties.

        White Mountains recorded $106.9 million and $137.3 million of net unfavorable development on prior accident year loss and LAE reserves during the three and nine months ended September 30, 2003, of which $100 million and $120 million, respectively, were experienced by OneBeacon. The net unfavorable development at OneBeacon in the third quarter of 2003 primarily related to construction defect claims as part of the review of all claims recalled from Liberty Mutual by OneBeacon. The development at OneBeacon during the first nine months of 2003 also included approximately $12 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which had been in litigation and was settled through an arbitration decision during the second quarter of 2003.

        In connection with purchase accounting for the acquisition of OneBeacon, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($88.9 million at September 30, 2004) is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $6.5 million and $26.7 million of such charges for the three and nine months ended September 30, 2004, respectively, and $10.1 million and $38.5 million for the three and nine months ended September 30, 2003, respectively.

        In connection with purchase accounting for the Sirius Acquisition, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius International's acquired balance sheet by $58.1 million. This fair value adjustment is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $3.7 million and $6.4 million of such charges for the three and nine months ended September 30, 2004, respectively.

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

        Under the terms of the NICO Cover, NICO receives reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, it has exhausted approximately $1.7 billion of the coverage provided by NICO at September 30, 2004. Approximately $590.0 million of these incurred losses have been paid by NICO through September 30, 2004. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

        At September 30, 2004, OneBeacon had $31.6 million of reinsurance recoverable on paid losses and $2,887.3 million (gross of $283.6 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balances due from OneBeacon's reinsurers is critical to OneBeacon's financial strength. OneBeacon is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers (dollars in millions)	Balance at September 30, 2004	% of Total	A.M. Best Rating(3)
Subsidiaries of Berkshire (NICO and GRC)	$2,118.7	73%	A++
Liberty Mutual Insurance Group and subsidiaries(1)	146.6	5	A
American Re-Insurance Company	67.2	2	A+
Tokio Fire and Marine Insurance Company	59.8	2	A++
Aviva plc and its affiliates(2)	27.6	1	not rated

(1)
At September 30, 2004, OneBeacon had assumed balances payable and expenses payable of approximately $100.6 million under its renewal rights agreement with Liberty Mutual Insurance Group ("Liberty Mutual"), which expired on October 31, 2003. In the event of Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit and/or trust agreements.

(3)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

White Mountains Re

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At September 30, 2004 and December 31, 2003, Folksamerica's reinsurance recoverables included $260.0 million and $312.4 million, respectively, recorded under the Imagine Cover. All balances due from Imagine Re are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million of coverage available under this contract had been fully utilized. At September 30, 2004 and December 31, 2003, Folksamerica had also recorded $44.3 million and $50.6 million in deferred gains, respectively, related to adverse development on loss reserves incurred as a result of past insurable events transferred to Imagine Re at the inception of the Imagine Cover.

        At September 30, 2004, White Mountains Re had $35.8 million of reinsurance recoverable on paid losses and $1,293.2 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re's financial strength. White Mountains Re is selective with regard to its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of

White Mountains Re's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers (dollars in millions)	Balance at September 30, 2004	% of Total	A.M. Best Rating(2)
Olympus Reinsurance Company ("Olympus")(1)	$278.8	21%	A-
Imagine Re(1)	260.0	20	A-
London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp.(1)	135.4	10	A
Subsidiaries of Berkshire (GRC and affiliates)	87.2	7	A++
St. Paul Travelers	79.6	6	A++

(1)
Represents non-U.S. insurance entities whose balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings) and "A-" (Excellent, which is the fourth highest of fifteen ratings).

Note 5. Investment Securities

        White Mountains' portfolio of fixed maturity investments is comprised primarily of corporate debt securities, U.S. government agency and foreign government securities and mortgage-backed securities and are classified as available for sale. Nearly all of the fixed maturity securities currently held by White Mountains are publicly traded and greater than 98% of the market value of such securities are considered to be investment grade (meaning rated BBB or higher by Standard & Poor's).

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Investment income:
Fixed maturity investments	$80.4	$63.8	$216.9	$201.4
Short-term investments	3.6	.7	9.8	9.1
Common equity securities	.8	2.4	17.5	6.8
Other	1.0	.9	8.5	4.0

Total investment income	85.8	67.8	252.7	221.3
Less investment expenses	(2.4)	(.3)	(5.1)	(2.2)

Net investment income, pretax	$83.4	$67.5	$247.6	$219.1

        The composition of realized investment gains (losses) for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Fixed maturity investments	$7.0	$(31.3)	$18.7	$94.7
Common equity securities	22.3	3.4	48.5	25.2
Montpelier common shares	—	—	35.2	—
Other investments	24.3	(6.3)	7.4	(5.9)

Net realized investment gains (losses), pretax	$53.6	$(34.2)	$109.8	$114.0

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a pretax realized gain of $35.2 million (see Note 2). Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7,172,358. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

        The following table summarizes White Mountains' investment in Montpelier as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004			As of December 31, 2003
Millions	Shares Value	Carrying	Fair Value	Shares	Carrying Value	Fair Value
Montpelier
Common shares	6.3	$224.6	$224.6	10.8	$282.7	$396.3
Warrants to acquire common shares	7.2	147.8	147.8	4.8	90.5	90.5

Total	13.5	$372.4	$372.4	15.6	$373.2	$486.8

        White Mountains accounts for its Montpelier and Symetra warrants (see Note 2) under FAS 133 as a component of other investments, recording the instruments at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

        White Mountains recorded investment gains of $10.9 million and $3.2 million for the three and nine months ended September 30, 2004 and investment gains (losses) of $(6.4) million and $5.1 million for the three and nine months ended September 30, 2003 related to its Montpelier warrants. White Mountains recorded an investment gain of $.4 million for the three and nine months ended September 30, 2004 related to its Symetra warrants.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of September 30, 2004 (excluding short-term investments):

	September 30, 2004
Dollars in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	116	112	10	238
Market value	$1,495.0	$533.1	$72.3	$2,100.4
Amortized cost	$1,502.8	$537.3	$74.0	$2,114.1
Unrealized loss	$(7.8)	$(4.2)	$(1.7)	$(13.7)
Common equity securities:
Number of positions	22	2	—	24
Market value	$97.9	$.4	$—	$98.3
Cost	$100.9	$.5	$—	$101.4
Unrealized loss	$(3.0)	$(.1)	$—	$(3.1)
Other investments:
Number of positions	1	—	2	3
Market value	$—	$—	$.7	$.7
Cost	$1.0	$—	$.8	$1.8
Unrealized loss	$(1.0)	$—	$(.1)	$(1.1)
Total:
Number of positions	139	114	12	265
Market value	$1,592.9	$533.5	$73.0	$2,199.4
Amortized cost	$1,604.7	$537.8	$74.8	$2,217.3
Unrealized loss	$(11.8)	$(4.3)	$(1.8)	$(17.9)

% of total gross unrealized losses	66%	24%	10%	100%

        For the nine months ended September 30, 2004, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2004 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of September 30, 2004, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Note 6. Debt

        White Mountains' debt outstanding as of September 30, 2004 and December 31, 2003 consisted of the following:

Millions	September 30, 2004	December 31, 2003
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.7)	(1.9)

Senior Notes, carrying value	698.3	698.1
Bank Facility	—	—

Sierra Note	60.3	—
Atlantic Specialty Note	20.0	—
C-F Seller Note	—	25.0
Fund III notes	15.0	15.0
Other debt	—	4.9

Total debt	$793.6	$743.0

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

Bank Facility

        In September 2003, Fund American established a $300.0 million revolving credit facility (the "Bank Facility") under which both Fund American and the Company are permitted borrowers. In August 2004, Fund American restructured and resyndicated the Bank Facility to increase the availability under the revolving credit facility to $400.0 million and to extend the maturity from September 2006 to August 2009. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Company's preferred stock held by Berkshire. As of September 30, 2004, the Bank Facility was undrawn.

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

C-F Seller Note

        In connection with its acquisition of C-F Insurance Company in September 2001, Folksamerica issued a $25.0 million note to the seller (the "C-F Seller Note".) On August 27, 2004, Folksamerica paid off the remaining balance of this note.

Note 7. Earnings Per Share

        Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table details the Company's computation of earnings per Common Share for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share numerators (in millions):
Net income before extraordinary item	$(50.8)	$35.6	$93.2	$222.1
Redemption value adjustment—Convertible Preference Shares	—	—	—	(49.5)

Net income before extraordinary item available to common shareholders	$(50.8)	$35.6	$93.2	$172.6

Extraordinary item—excess of fair value of acquired net assets over cost	40.7	—	160.7	—

Net income available to common shareholders	$(10.1)	$35.6	$253.9	$172.6

Diluted earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$(50.8)	$35.6	$93.2	$172.6
Other effects on diluted earnings(1)	—	(.7)	(.8)	(1.9)

Adjusted net income before extraordinary item available to common shareholders	$(50.8)	$34.9	$92.4	$170.7

Extraordinary item—excess of fair value of acquired net assets over cost	40.7	—	160.7	—

Adjusted net income available to common shareholders	$(10.1)	$34.9	$253.1	$170.7

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	10,754	8,996	9,616	8,634
Average outstanding dilutive warrants	—	962	742	907

Diluted earnings per share denominator(2)	10,754	9,958	10,358	9,541

Basic earnings per share (in dollars):
Net income (loss) before extraordinary item	$(4.72)	$3.96	$9.70	$19.99
Extraordinary item—excess of fair value of acquired net assets over cost	3.78	—	16.71	—

Net income (loss)	$(.94)	$3.96	$26.41	$19.99

Diluted earnings per share (in dollars):
Net income (loss) before extraordinary item	$(4.72)	$3.50	$8.93	$17.89
Extraordinary item—excess of fair value of acquired net assets over cost	3.78	—	15.51	—

Net income (loss)	$(.94)	$3.50	$24.44	$17.89

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

(2)
The diluted earnings per share denominators for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 include the dilutive effects of average outstanding warrants to acquire 1,724,200 Common Shares at an average strike price of $173.99 per Common Share. The warrants were fully exercised on June 29, 2004. The diluted earnings per share denominators for all periods presented exclude the anti-dilutive effects of unearned restricted Common Shares outstanding which are being fully expensed over the vesting period.

Note 8. Segment Information

        White Mountains has determined that its reportable segments are "OneBeacon", "White Mountains Re" (consisting of the operations of Folksamerica, Sirius and WMU), "Esurance" and "Other Operations" (consisting of White Mountains' investments in Montpelier and Symetra warrants, the International American Group, the Company and its intermediate subsidiary holding companies).

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

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Three months ended September 30, 2004
Earned insurance and reinsurance premiums	$600.1	$345.9	$46.4	$(.1)	$992.3
Net investment income	52.3	18.6	.9	11.6	83.4
Net realized investment gains (losses)	36.1	(3.4)	.2	20.7	53.6
Other revenue (loss)	29.1	(10.4)	.8	14.8	34.3

Total revenues	717.6	350.7	48.3	47.0	1,163.6

Loss and LAE	441.9	305.3	31.6	9.0	787.8
Insurance and reinsurance acquisition expenses	111.7	83.5	8.4	—	203.6
Other underwriting expenses	97.7	32.2	7.1	.5	137.5
General and administrative expenses	31.5	5.1	.3	41.5	78.4
Accretion of fair value adjustment to loss and LAE reserves	—	3.7	—	6.5	10.2
Interest expense on debt	.3	1.0	—	10.9	12.2
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.0	12.0

Total expenses	683.1	430.8	47.4	80.4	1,241.7

Pretax income (loss)	$34.5	$(80.1)	$.9	$(33.4)	$(78.1)

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Nine months ended September 30, 2004
Earned insurance and reinsurance premiums	$1,794.5	$903.4	$123.5	$—	$2,821.4
Net investment income	161.7	60.2	2.2	23.5	247.6
Net realized investment gains (losses)	107.0	9.0	.6	(6.8)	109.8
Other revenue	93.0	23.0	1.3	8.8	126.1

Total revenues	2,156.2	995.6	127.6	25.5	3,304.9

Loss and LAE	1,180.2	655.3	89.0	10.0	1,934.5
Insurance and reinsurance acquisition expenses	328.1	197.2	19.0	—	544.3
Other underwriting expenses	284.0	83.1	19.2	1.3	387.6
General and administrative expenses	90.8	11.6	.3	99.7	202.4
Accretion of fair value adjustment to loss and LAE reserves	—	6.4	—	26.7	33.1
Interest expense on debt	.7	2.7	—	32.2	35.6
Interest expense on preferred stock subject to mandatory redemption	—	—	—	35.3	35.3

Total expenses	1,883.8	956.3	127.5	205.2	3,172.8

Pretax income (loss)	$272.4	$39.3	$.1	$(179.7)	$132.1

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Three months ended September 30, 2003
Earned insurance and reinsurance premiums	$536.5	$216.5	$26.9	$8.3	$788.2
Net investment income	46.5	11.3	.5	9.2	67.5
Net realized investment losses	(17.1)	(8.9)	(.5)	(7.7)	(34.2)
Other revenue	32.5	19.3	.1	38.2	90.1

Total revenues	598.4	238.2	27.0	48.0	911.6

Loss and LAE	423.5	147.9	22.1	7.0	600.5
Insurance and reinsurance acquisition expenses	98.9	48.7	5.2	1.1	153.9
Other underwriting expenses	42.8	14.6	5.1	2.7	65.2
General and administrative expenses	8.1	5.6	—	9.8	23.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	10.1	10.1
Interest expense on debt	—	.5	—	10.5	11.0
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.0	11.0

Total expenses	573.3	217.3	32.4	52.2	875.2

Pretax income (loss)	$25.1	$20.9	$(5.4)	$(4.2)	$36.4

Millions	OneBeacon	WMRe	Esurance	Other Operations	Total
Nine months ended September 30, 2003
Earned insurance and reinsurance premiums	$1,643.4	$611.3	$68.3	$23.4	$2,346.4
Net investment income	166.5	37.0	1.1	14.5	219.1
Net realized investment gains (losses)	112.2	4.9	—	(3.1)	114.0
Other revenue	64.7	56.7	.2	41.4	163.0

Total revenues	1,986.8	709.9	69.6	76.2	2,842.5

Loss and LAE	1,157.2	401.9	56.9	18.5	1,634.5
Insurance and reinsurance acquisition expenses	301.8	142.8	13.2	2.9	460.7
Other underwriting expenses	186.8	41.1	14.9	7.9	250.7
General and administrative expenses	41.1	11.1	—	51.3	103.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	38.5	38.5
Interest expense on debt	—	1.5	—	35.6	37.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.0	11.0

Total expenses	1,686.9	598.4	85.0	165.7	2,536.0

Pretax income (loss)	$299.9	$111.5	$(15.4)	$(89.5)	$306.5

Note 9. Share-Based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares with limited use of restricted Common Share awards ("Restricted Shares") and a one-time grant of incentive stock options to acquire Common Shares ("Options"), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors.

        White Mountains expenses all its share-based compensation, including its outstanding Options, and accounts for these obligations under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" ("FIN 28"). White Mountains recorded compensation charges of $42.7 million and $125.6 million for outstanding performance shares during the three and nine months ended September 30, 2004, respectively and $30.3 million and $106.6 million for outstanding performance shares during the three and nine months ended September 30, 2003, respectively. Compensation expense charged to earnings for Restricted Shares was $.6 million and $1.4 million for the three and nine months ended September 30, 2004, respectively and $.2 million and $5.6 million for the three and nine months ended September 30, 2003, respectively.

        In 2000, the Company issued a one-time award of 81,000 Options to eleven key employees. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company accounts for the outstanding Options as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged against earnings for Options was $1.0 million and $3.5 million for the three and nine months ended September 30, 2004, respectively and $.4 million and $4.1 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2004, the Company had 49,965 Options outstanding (6,765 of which were exercisable) with a weighted average exercise price of $138.78 per Common Share. During the nine months ended September 30, 2004, 600 Options were exercised at an average exercise price of $133.16 per Common Share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except per share amounts
	2004	2003	2004	2003
Net income (loss) as reported	$(10.1)	$35.6	$253.9	$222.1
Add: Option expense included in reported net income	1.0	.4	3.5	4.1
Deduct: Option expense determined under fair value based method	—	—	(.1)	(.1)

Net income(loss), pro forma	$(9.1)	$36.0	$257.3	$226.1

Earnings per share:
Basic—as reported	$(.94)	$3.96	$26.41	$19.99
Basic—pro forma	(.85)	4.00	26.76	20.46
Diluted—as reported	(.94)	3.50	24.44	17.89
Diluted—pro forma	(.85)	3.54	24.77	18.31

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

        In addition to the Berkshire warrant exercise, during the first nine months of 2004, the Company issued a total of 38,372 Common Shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 600 shares issued in satisfaction of Options exercised.

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

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fall within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3. Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values. White Mountains recorded $12.0 million and $35.3 million, respectively, as interest expense on preferred stock during the three and nine months ended September 30, 2004 (of which $4.5 million and $12.6 million, respectively, represented accretion of discount) and $11.0 million during both the three and nine months ended September 30, 2003 (of which $3.4 million represented accretion of discount). Prior to the adoption of FAS 150, White Mountains also recognized $15.1 million of dividends and $6.4 million of accretion on preferred stock during the nine months ended September 30, 2003.

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

        OneBeacon has no ownership interest in the Association. As a result of its adoption of FIN 46, White Mountains' future economic income derived from the New Jersey automobile insurance market will differ from the operating results that it will record on a consolidated GAAP basis. On an economic basis, OneBeacon will realize income from management and service fees charged by New Jersey Skylands Management Corporation to the Association and interest on the surplus note. On a consolidated GAAP basis, White Mountains will recognize profits from the insurance operations of the Association until such time that the Association's equity is greater than zero or until the accumulated losses in the Association exceed OneBeacon's initial surplus note investment.

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

Note 12. Consolidating Financial Information

        The Company has fully and unconditionally guaranteed Fund American's May 2003 issuance of the Senior Notes (see Note 6) and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American's subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains' consolidating balance sheets as of September 30, 2004 and December 31, 2003, statements of income for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of September 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$1,171.9	$6,390.2	$—	$7,562.1
Short-term investments, at amortized cost	508.3	505.8	825.1	—	1,839.2
Common equity securities, at fair value	—	156.3	832.8	—	989.1
Other investments	—	259.6	178.6	—	438.2

Total investments	508.3	2,093.6	8,226.7	—	10,828.6
Cash	.1	11.2	133.2	—	144.5
Reinsurance recoverable on paid and unpaid losses	—	162.6	3,825.0	—	3,987.6
Insurance and reinsurance premiums receivable	—	139.8	927.2	—	1,067.0
Funds held by ceding companies	—	712.7	219.1	—	931.8
Deferred acquisition costs	—	31.8	311.1	—	342.9
Deferred tax asset	—	9.7	309.0	(66.6)	252.1
Ceded unearned premiums	—	42.3	216.6	—	258.9
Investment in unconsolidated insurance affiliates	35.8	252.8	154.4	—	443.0
Investment income accrued	—	16.7	73.1	—	89.8
Accounts receivable on unsettled investment sales	—	—	91.1	—	91.1
Investments in subsidiaries	3,404.7	—	—	(3,404.7)	—
Other assets	2.9	53.7	453.3	—	509.9

Total assets	$3,951.8	$3,526.9	$14,939.8	$(3,471.3)	$18,947.2

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$1,401.8	$8,132.1	$—	$9,533.9
Unearned insurance and reinsurance premiums	—	250.4	1,675.6	—	1,926.0
Debt	—	—	793.6	—	793.6
Reserves for structured contracts	—	400.1	—	—	400.1
Deferred tax liability	—	361.2	—	(66.6)	294.6
Funds held under reinsurance treaties	—	17.0	143.0	—	160.0
Ceded reinsurance payable	—	28.7	102.8	—	131.5
Accounts payable on unsettled investment purchases	244.7	75.0	189.5	—	509.2
Other liabilities	71.2	384.2	899.9	—	1,355.3
Preferred stock subject to mandatory redemption	—	20.0	187.1	—	207.1

Total liabilities	315.9	2,938.4	12,123.6	(66.6)	15.311.3

Common shareholders' equity	3,635.9	588.5	2,816.2	(3,404.7)	3,635.9

Total liabilities and common shareholders' equity	$3,951.8	$3,526.9	$14,939.8	$(3,471.3)	$18,947.2

Consolidating Balance Sheet as of December 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$71.0	$6,177.1	$—	$6,248.1
Short-term investments, at amortized cost	11.1	682.2	854.6	(1.3)	1,546.6
Common equity securities, at fair value	—	—	513.6	—	513.6
Other investments	—	89.9	149.3	—	239.2

Total investments	11.1	843.1	7,694.6	(1.3)	8,547.5
Cash	.3	27.1	62.5	—	89.9
Reinsurance recoverable on paid and unpaid losses	—	8.8	3,586.7	—	3,595.5
Insurance and reinsurance premiums receivable	—	44.6	744.4	(10.0)	779.0
Funds held by ceding companies	—	5.9	138.2	—	144.1
Deferred acquisition costs	—	3.6	230.0	—	233.6
Deferred tax asset	—	(8.2)	361.6	(93.4)	260.0
Ceded unearned premiums	—	.9	184.4	—	185.3
Investment in unconsolidated insurance affiliates	—	90.5	425.4	—	515.9
Investment income accrued	—	—	73.0	—	73.0
Accounts receivable on unsettled investment sales	—	—	9.1	—	9.1
Investments in subsidiaries	3,021.0	—	—	(3,021.0)	—
Other assets	5.0	80.9	477.9	(25.7)	538.1

Total assets	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$75.9	$7,652.3	$—	$7,728.2
Unearned insurance and reinsurance premiums	—	23.3	1,386.1	—	1,409.4
Debt	—	12.9	730.1	—	743.0
Funds held under reinsurance treaties	—	—	211.9	—	211.9
Ceded reinsurance payable	—	—	127.7	—	127.7
Accounts payable on unsettled investment purchases	—	302.0	69.6	—	371.6
Other liabilities	58.2	318.8	958.9	(130.4)	1,205.5
Preferred stock subject to mandatory redemption	—	20.0	174.5	—	194.5

Total liabilities	58.2	752.9	11,311.1	(130.4)	11,991.8

Common shareholders' equity	$2,979.2	$344.3	$2,676.7	$(3,021.0)	$2,979.2

Total liabilities common shareholders' equity	$3,037.4	$1,097.2	$13,987.8	$(3,151.4)	$14,971.0

Consolidating Statement of Income Three Months Ended September 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$123.8	$868.5	$—	$992.3
Net investment income	.6	10.2	72.6	—	83.4
Net realized investment gains	.3	13.3	40.0	—	53.6
Other revenue (loss)	—	(9.1)	45.8	(2.4)	34.3

Total revenues	.9	138.2	1,026.9	(2.4)	1,163.6

Loss and LAE	—	63.6	724.2	—	787.8
Insurance and reinsurance acquisition expenses	—	42.4	163.6	(2.4)	203.6
Other underwriting expenses	—	17.6	119.9	—	137.5
General and administrative expenses	11.5	30.2	36.7	—	78.4
Accretion of fair value adjustment to loss and LAE reserves	—	3.7	6.5	—	10.2
Interest expense	.2	—	12.0	—	12.2
Interest expense on preferred shares	—	.5	11.5	—	12.0

Total expenses	11.7	158.0	1,074.4	(2.4)	1,241.7

Pretax loss	(10.8)	(19.8)	(47.5)	—	(78.1)
Tax benefit (provision)	—	41.8	(18.2)	—	23.6
Equity in earnings of subsidiaries	(40.0)	—	—	40.0	—
Equity in earnings (loss) of unconsolidated insurance affiliates	—	4.4	(.7)	—	3.7
Excess of fair value of acquired net assets over cost	40.7	—	—	—	40.7

Net income (loss)	$(10.1)	$26.4	$(66.4)	$40.0	$(10.1)

Consolidating Statement of Income Three Months Ended September 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$15.6	$772.6	$—	$788.2
Net investment income	—	1.0	66.5	—	67.5
Net realized investment losses	—	(7.7)	(26.5)	—	(34.2)
Other revenue (loss)	(.7)	21.1	73.1	(3.4)	90.1

Total revenues	(.7)	30.0	885.7	(3.4)	911.6

Loss and LAE	—	9.8	590.7	—	600.5
Insurance and reinsurance acquisition expenses	—	4.3	153.1	(3.5)	153.9
Other underwriting expenses	—	1.5	63.7	—	65.2
General and administrative expenses	7.8	.8	14.9	—	23.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	10.1	—	10.1
Interest expense on debt	—	.1	10.9	—	11.0
Interest expense on preferred shares	—	.5	10.5	—	11.0

Total expenses	7.8	17.0	853.9	(3.5)	875.2

Pretax income (loss)	(8.5)	13.0	31.8	.1	36.4
Tax provision	—	(1.7)	(12.7)	—	(14.4)
Equity in earnings of subsidiaries	44.1	—	—	(44.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	13.6	—	13.6

Net income	$35.6	$11.3	$32.7	$(44.0)	$35.6

Consolidating Statement of Income Nine Months Ended September 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$308.0	$2,513.4	$—	$2,821.4
Net investment income	.6	29.5	217.5	—	247.6
Net realized investment gains (losses)	.3	(6.3)	115.8	—	109.8
Other revenue	—	18.2	116.7	(8.8)	126.1

Total revenues	.9	349.4	2,963.4	(8.8)	3,304.9

Loss and LAE	—	174.9	1,759.6	—	1,934.5
Insurance and reinsurance acquisition expenses	—	85.4	467.7	(8.8)	544.3
Other underwriting expenses	—	35.3	352.3	—	387.6
General and administrative expenses	34.4	37.6	130.4	—	202.4
Accretion of fair value adjustment to loss and LAE reserves	—	6.4	26.7	—	33.1
Interest expense	.3	.1	35.2	—	35.6
Interest expense on preferred shares	—	1.5	33.8	—	35.3

Total expenses	34.7	341.2	2,805.7	(8.8)	3,172.8

Pretax income (loss)	(33.8)	8.2	157.7	—	132.1
Tax benefit (provision)	(.1)	38.2	(103.8)	—	(65.7)
Equity in earnings of subsidiaries	247.1	—	—	(247.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	4.4	22.4	—	26.8
Excess of fair value of acquired net assets over cost	40.7	110.9	9.1	—	160.7

Net income	$253.9	$161.7	$85.4	$(247.1)	$253.9

Consolidating Statement of Income Nine Months Ended September 30, 2003	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$50.1	$2,296.3	$—	$2,346.4
Net investment income	.2	2.9	216.0	—	219.1
Net realized investment gains (losses)	(1.1)	4.7	110.4	—	114.0
Other revenue (loss)	(.7)	58.3	116.1	(10.7)	163.0

Total revenues	(1.6)	116.0	2,738.8	(10.7)	2,842.5

Loss and LAE	—	35.2	1,599.3	—	1,634.5
Insurance and reinsurance acquisition expenses	—	11.4	460.0	(10.7)	460.7
Other underwriting expenses	—	4.0	246.7	—	250.7
General and administrative expenses	39.5	5.8	58.2	—	103.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	38.5	—	38.5
Interest expense	.1	.2	36.8	—	37.1
Interest expense on preferred shares	—	.5	10.5	—	11.0

Total expenses	39.6	57.1	2,450.0	(10.7)	2,536.0

Pretax income (loss)	(41.2)	58.9	288.8	—	306.5
Tax provision	—	(2.1)	(103.1)	—	(105.2)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	263.3	—	—	(263..3)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	42.3	—	42.3

Net income	$222.1	$55.8	$207.5	$(263.3)	$222.1

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2004	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$6.8	$161.7	$85.4	$253.9
Charges (credits) to reconcile net income to cash flows from operations:
Excess of fair value of acquired net assets over cost	(40.7)	(110.9)	(9.1)	(160.7)
Deferred tax provision	—	(123.8)	95.7	(28.1)
Net realized investment (gains) losses	(.4)	6.4	(115.8)	(109.8)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	132.4	70.7	203.1
Net change in loss and loss adjustment expense reserves	—	(314.4)	(192.0)	(506.4)
Net change in insurance and reinsurance premiums receivable	—	25.9	(118.8)	(92.9)
Net change in unearned insurance and reinsurance premiums	—	13.6	155.9	169.5
Net change in deferred acquisition costs	—	(3.9)	(64.4)	(68.3)
Net change in funds held under reinsurance treaties	—	1.5	(81.6)	(80.1)
Net change in other assets and liabilities	(17.1)	172.2	(242.7)	(87.6)

Net cash flows used for operations	(51.4)	(39.3)	(416.7)	(507.4)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(497.0)	362.0	126.7	(8.3)
Sales of fixed maturity investments	—	237.4	4,461.9	4,699.3
Sales of common equity securities and other investments	—	355.6	240.9	596.5
Maturities of fixed maturity investments	—	450.7	808.7	1,259.4
Sale of Montpelier common shares	—	—	155.3	155.3
Sale of consolidated affiliate, net of cash sold	—	—	22.1	22.1
Purchases of fixed maturity investments	—	(444.9)	(4,946.8)	(5,391.7)
Purchases of consolidated affiliates, net of cash acquired	—	(358.8)	(99.7)	(458.5)
Purchases of common equity securities and other investments	—	(218.7)	(204.7)	(423.4)
Investment in unconsolidated insurance affiliate	5.3	(200.0)	—	(194.7)
Net change in unsettled investment purchases and sales	244.7	(227.0)	52.3	70.0
Net acquisitions of property and equipment	—	(.7)	(13.8)	(14.5)

Net cash flows provided from (used for) investing activities	(247.0)	(44.4)	602.9	311.5

Cash flows from financing activities:
Repayments of debt	—	—	(25.0)	(25.0)
Intercompany dividends and transfers	—	69.3	(69.3)	—
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	13.3	—	—	13.3
Proceeds from exercise of warrants to acquire Common Shares	294.0	—	—	294.0

Net cash provided from (used for) financing activities	298.2	67.8	(115.5)	250.5

Net increase (decrease) in cash during period	(.2)	(15.9)	70.7	54.6
Cash balances at beginning of period	.3	27.1	62.5	89.9

Cash balances at end of period	$.1	$11.2	$133.2	$144.5

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2003	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(41.2)	$55.8	$207.5	$222.1
Charges (credits) to reconcile net income to cash flows from operations:
Deferred tax provision (benefit)	—	(14.3)	79.1	64.8
Net realized losses (gains)	1.1	(4.7)	(110.4)	(114.0)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	(2.8)	468.2	465.4
Net change in loss and LAE reserves	—	3.0	(847.8)	(844.8)
Net change in insurance and reinsurance premiums receivable	—	(5.0)	1.7	(3.3)
Net change in unearned insurance and reinsurance premiums	—	11.0	(43.3)	(32.3)
Net change in deferred acquisition costs	(.3)	(1.8)	5.3	3.2
Net change in funds held under reinsurance treaties	—	—	(62.2)	(62.2)
Net change in other assets and liabilities	45.9	20.8	(161.9)	(95.2)

Net cash flows provided from (used for) operations	5.5	62.0	(463.8)	(396.3)

Cash flows from investing activities:
Net decrease in short-term investments	2.9	43.4	63.8	110.1
Sales of fixed maturity investments	—	6.0	15,046.6	15,052.6
Sales of common equity securities and other investments	—	—	96.4	96.4
Maturities of fixed maturity investments	—	—	2,064.5	2,064.5
Purchases of fixed maturity investments	—	(68.4)	(16,214.0)	(16,282.4)
Purchases of common equity securities and other investments	(.1)	—	(355.4)	(355.5)
Net change in unsettled investment purchases and sales	—	—	(209.2)	(209.2)
Net dispositions (acquisitions) of property and equipment	—	(.9)	48.1	47.2

Net cash flows provided from (used for) investing activities	2.8	(19.9)	540.8	523.7

Cash flows from financing activities:
Issuances of debt	—	—	693.4	693.4
Repayments of debt	—	—	(739.9)	(739.9)
Intercompany dividends and transfers	—	(25.0)	25.0	—
Cash dividends paid to common shareholders	(8.3)	—	—	(8.3)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	.8	—	—	.8

Net cash used for financing activities	(7.5)	(26.5)	(42.7)	(76.7)

Net increase in cash during period	.8	15.6	34.3	50.7
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$—	$57.0	$115.2	$172.2

Note 13. Retirement and Postretirement Plans

        The components of net periodic benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	2004	2003	2004	2003
Millions	Pension Benefits		Other Postretirement Benefits
Service cost	$0.3	$0.5	$—	$—
Interest cost	6.7	7.6	1.0	—
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service benefit	—	—	(1.0)	—
Amortization of unrecognized loss	—	—	0.2	—

Net periodic pension cost before settlements, curtailments and special termination benefits	(0.6)	0.5	0.2	—
Special termination benefits expense	0.3	—	—	—

Net periodic pension cost	$(0.3)	$0.5	$0.2	$—

	Nine Months Ended September 30,
	2004	2003	2004	2003
Millions	Pension Benefits		Other Postretirement Benefits
Service cost	$0.8	$1.4	$.1	$—
Interest cost	20.1	22.9	2.9	—
Expected return on plan assets	(22.7)	(22.9)	—	—
Amortization of prior service benefit	—	—	(3.0)	—
Amortization of unrecognized loss	—	—	0.5	—

Net periodic pension cost before settlements, curtailments and special termination benefits	(1.8)	1.4	0.5	—
Special termination benefits expense	1.1	—	—	—

Net periodic pension cost	$(0.7)	$1.4	$0.5	$—

        At December 31, 2003, the Company expected to contribute $5.1 million to its pension plans and $9.0 million to its other postretirement plans during 2004. As of September 30, 2004, $3.7 million and $6.1 million were contributed to the pensions plans and other postretirement plans. The Company anticipates contributing an additional $3.0 million and $4.8 million to the pension plans and other postretirement plans for the remainder of 2004.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Act") made significant changes to the federal Medicare Program by increasing coverage for prescription drugs. As a result, OneBeacon's retiree medical benefit obligations have been reduced. In the third quarter of 2004, OneBeacon adopted FASB Staff Position No. 106-2 entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which reduced OneBeacon's accumulated benefit obligation by less than $1 million. Accordingly, the impact of the Medicare Act is immaterial to White Mountains' consolidated financial position.

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

        The following discussion also includes two non-GAAP financial measures, adjusted comprehensive net income and fully converted tangible book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 39). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' financial performance.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Overview

        White Mountains ended the third quarter of 2004 with a fully converted tangible book value per Common Share of $320, up 14% over the last twelve months, up 10% since December 31, 2003 and up 2% since June 30, 2004, including dividends. Adjusted comprehensive net income for the quarter was $73 million compared to $13 million in the third quarter of the prior year. Year-to-date, adjusted comprehensive net income was $306 million compared to $267 million in the same period last year.

        The following after-tax items impacted results for the third quarter of 2004:

  •
  $98 million in losses from the four major storms that impacted the southeastern United States during the quarter. This includes a $14 million reduction of accrued profit commissions payable to White Mountains by Olympus, but does not include any impact on White Mountains' investments in Montpelier and Main Street America;

  •
  $34 million net increase on prior year reserves at OneBeacon;

  •
  $122 million in realized and unrealized investment gains (excluding $48 million of equity in net unrealized gains from Symetra's fixed maturity portfolio);

  •
  $41 million gain on the Symetra transaction.

        The Company reported a net loss of $10 million for the quarter, compared to net income of $36 million in the prior year's third quarter. The reduction in net income is primarily due to the storm losses. Year-to-date, the Company reported net income of $254 million versus $222 million in the comparable period of the prior year. The transaction gains on the Sirius acquisition and the Symetra investment more than offset the storm losses.

        OneBeacon reported pre-tax income for the third quarter of 2004 of $35 million, compared to $25 million for the third quarter of 2003. For the first nine months of 2004, pre-tax income was $272 million, versus $300 million for the comparable period of 2003. The GAAP combined ratio was 109% for the third quarter and 100% for the first nine months of 2004 compared to 105% and 100%, respectively, for the comparable periods of 2003. Net written premiums were up 18% and 28% for the quarter and year-to-date, respectively. The growth in premiums was primarily due to the Atlantic Specialty Transaction.

        White Mountains Re reported a pre-tax loss of $80 million for the third quarter of 2004, compared to pre-tax income of $21 million for the third quarter of 2003. The four major storms resulted in $95 million of pre-tax losses for White Mountains Re in the quarter, as well as a $15 million pre-tax reduction of accrued profit commissions payable to White Mountains Re by Olympus. For the first nine months of 2004, pre-tax income was $39 million versus $112 million in the comparable prior year period. The GAAP combined ratio for White Mountains Re was 122% for the third quarter of 2004 and 104% for the first nine months of 2004, compared to 97% and 96%, respectively, in the comparable periods of 2003. Net written premiums were up 66% and 51% for the quarter and year-to-date, which reflects the impact of the Sirius acquisition.

        Esurance reported pre-tax income of $1 million in the third quarter of 2004, compared to a pre-tax loss of $5 million in the third quarter of the prior year. The GAAP combined ratio was 101% in the third quarter of 2004, compared to 120% for the third quarter of the prior year. Net written premiums were up 65% for the quarter to $55 million. The results and trends for the first nine months of 2004 were similar to those reported for the third quarter.

        Set forth below is a reconciliation of White Mountains' fully converted tangible book value per common and equivalent share as of September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003:

	Sep. 30, 2004	June 30, 2004	Dec. 31, 2003	Sep. 30, 2003
Book value per share numerators:	(millions)
Common shareholders' equity	$3,635.9	$3,513.2	$2,979.2	$2,882.6
Proceeds from assumed exercise of outstanding warrants	—	—	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	7.1	8.4	7.0	7.5
Remaining adjustment of subsidiary preferred stock to face value	(112.9)	(117.3)	(125.5)	(129.2)

Book value per share numerator	3,530.1	3,404.3	3,160.7	3,060.9
Less: Equity in net unrealized gains from Symetra's fixed maturity	(48.1)	—	—	—
Less: Goodwill of consolidated limited partnership investments	(20.0)	(19.7)	(20.3)	(17.8)

Fully converted tangible book value per common and equivalent share numerator	$3,462.0	$3,384.6	$3,140.4	$3,043.1

Book value per share denominators:	(thousands)
Common Shares outstanding	10,769.4	10,769.4	9,007.2	9,002.4
Common Shares issuable upon exercise of outstanding warrants	—	—	1,724.2	1,724.2
Share obligations under employee benefit plans	50.0	50.0	50.6	55.4

Fully converted tangible book value per common and equivalent share denominator	10,819.4	10,819.4	10,782.0	10,782.0

Book value per share	$326.28	$314.65	$293.15	$283.90
Fully converted tangible book value per common and equivalent share	319.98	312.82	291.27	282.24

Recent Developments

        Hurricanes.    During the third quarter of 2004, four major hurricanes struck the southeastern United States (Charley, Frances, Ivan and Jeanne). White Mountains recorded approximately $98 million in after-tax losses related to these storms (including the impact on the profit commission from Olympus, but excluding the impact on White Mountains' investments in Montpelier and MSA).

        Symetra.    During the third quarter of 2004, White Mountains completed its investment in Symetra and recorded a $41 million extraordinary gain, representing the difference between the initial cost of the common shares and the amount of White Mountains' equity in the underlying net assets of Symetra, primarily due to the value of the warrants that White Mountains received (see Note 2).

Review of Consolidated Results

        A summary of White Mountains' consolidated financial results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$1,405.3	$999.9	$3,811.8	$2,827.5

Net written premiums	$1,070.1	$809.9	$3,081.3	$2,288.1

Earned insurance and reinsurance premiums	$992.3	$788.2	$2,821.4	$2,346.4
Net investment income	83.4	67.5	247.6	219.1
Net realized investment gains (losses)	53.6	(34.2)	109.8	114.0
Other revenue	34.3	90.1	126.1	163.0

Total revenues	1,163.6	911.6	3,304.9	2,842.5

Loss and LAE	787.8	600.5	1,934.5	1,634.5
Insurance and reinsurance acquisition expenses	203.6	153.9	544.3	460.7
Other underwriting expenses	137.5	65.2	387.6	250.7
General and administrative expenses	78.4	23.5	202.4	103.5
Accretion of fair value adjustment to loss and LAE reserves	10.2	10.1	33.1	38.5
Interest expense on debt	12.2	11.0	35.6	37.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	12.0	11.0	35.3	11.0

Total expenses	1,241.7	875.2	3,172.8	2,536.0

Pretax income (loss)	(78.1)	36.4	132.1	306.5
Tax benefit (provision)	23.6	(14.4)	(65.7)	(105.2)
Accretion and dividends on mandatorily redeemable preferred stock	—	—	—	(21.5)
Equity in earnings of unconsolidated insurance affiliates	3.7	13.6	26.8	42.3

Net income (loss) before extraordinary item	(50.8)	35.6	93.2	222.1
Excess of fair value of acquired net assets over cost	40.7	—	160.7	—

Net income (loss)	(10.1)	35.6	253.9	222.1
Other comprehensive income (loss)	131.3	(22.8)	99.8	45.1

Comprehensive net income	$121.2	$12.8	$353.7	$267.2
Less: Change in net unrealized gains from Symetra's fixed maturity portfolio	(48.1)	—	(48.1)	—

Adjusted comprehensive net income	$73.1	$12.8	$305.6	$267.2

        White Mountains' total revenues increased by 27% for the three-month period ended September 30, 2004 compared to the same period in 2003. Growth in revenues was driven by the 26% increase in earned premiums due to the Sirius and Atlantic Specialty transactions. Net investment income grew 24% in the quarter primarily due to the income earned on the additional invested assets acquired in the Sirius transaction. Total expenses grew 41% for the quarter as loss and LAE were impacted by the four major storms and a prior year reserve increase recorded by OneBeacon. Loss, insurance acquisition and underwriting expenses were also all up due to the Sirius and Atlantic Specialty transactions.

        White Mountains' total revenues increased by 16% for the nine month period ended September 30, 2004 compared to the same period in 2003, while total expenses increased by 25% for the nine months ended September 30, 2004 as compared to the prior year. Each of these increases were driven by the same factors as the quarter-only increases.

Summary of Operations by Segment

        White Mountains conducts its operations through four segments: (I) "OneBeacon", (ii) "White Mountains Re" (consisting primarily of the operations of Folksamerica, Sirius and WMU), (iii) "Esurance" and (iv) "Other Operations" (consisting of the Company and its intermediate subsidiary holding companies, White Mountains' investments in its Montpelier and Symetra warrants and the International American Group). White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment.

I. OneBeacon

        Financial results for OneBeacon for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$744.1	$550.3	$2,107.4	$1,639.0

Net written premiums	$638.2	$541.0	$1,941.7	$1,519.5

Earned insurance and reinsurance premiums	$600.1	$536.5	$1,794.5	$1,643.4
Net investment income	52.3	46.5	161.7	166.5
Net realized investment gains (losses)	36.1	(17.1)	107.0	112.2
Other revenue	29.1	32.5	93.0	64.7

Total revenues	717.6	598.4	2,156.2	1,986.8

Loss and loss adjustment expenses	441.9	423.5	1,180.2	1,157.2
Insurance and reinsurance acquisition expenses	111.7	98.9	328.1	301.8
Other underwriting expenses	97.7	42.8	284.0	186.8
General and administrative expenses	31.5	8.1	90.8	41.1
Interest expense on debt	.3	—	.7	—

Total expenses	683.1	573.3	1,883.8	1,686.9

Pretax income	$34.5	$25.1	$272.4	$299.9

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing operations and in total for the three and nine months ended September 30, 2004 and 2003 (dollars in millions):

	GAAP Ratios			Net Premiums		GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned	Loss	Expense	Combined	Written	Earned
	Three Months Ended September 30, 2004					Three Months Ended September 30, 2003
Specialty	75%	32%	107%	$227.4	$193.2	60%	27%	87%	$223.6	$186.9
Personal	64	28	92	217.1	199.0	58	11	69	183.2	186.0
Commercial	61	39	100	167.5	171.8	61	30	91	95.7	105.8
Total(1)	74%	35%	109%	$638.2	$600.1	79%	26%	105%	$541.0	$536.5
	Nine Months Ended September 30, 2004					Nine Months Ended September 30, 2003
Specialty	59%	30%	89%	$647.6	$606.3	55%	31%	86%	$552.6	$516.2
Personal	60	32	92	559.9	540.1	66	22	88	515.5	565.0
Commercial	60	40	100	676.3	530.8	63	33	96	328.1	320.9
Total(1)	66%	34%	100%	$1,941.7	$1,794.5	70%	30%	100%	$1,519.5	$1,643.4

(1)
Includes results from run-off operations and reciprocals.

OneBeacon Results—Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Overview

        OneBeacon's pre-tax income for the third quarter of 2004 was $35 million, compared to pre-tax income of $25 million for the third quarter of 2003. The GAAP combined ratio increased to 109% for the third quarter of 2004, compared to 105% for the third quarter of 2003, primarily due to $53 million of prior accident year reserve development in the third quarter of 2004. The reserve development related primarily to run-off workers compensation and general liability reserves, due to the expectation that more workers compensation claims will reopen and increased litigation costs associated with general liability claims. The third quarter 2003 results include an approximate net $100 million reserve increase primarily related to construction defect claims that was partially offset by an approximate $30 million release of the New York assigned risk liability. Net written premiums for the third quarter of 2004 were $638 million, an increase of 18% from $541 million in the third quarter of last year, primarily driven by the Atlantic Specialty Transaction. In addition, OneBeacon's personal lines business experienced modest growth.

        During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual New York commercial business to Tower Insurance Group. The transaction will impact approximately $110 million of premiums and is expected to begin with December 1, 2004 renewals. OneBeacon will retain the commercial business acquired from Atlantic Mutual earlier this year.

        Specialty Lines.    OneBeacon's specialty businesses focus on providing custom coverages to certain niche markets, including AutoOne Insurance, our wholly owned Limited Assigned Distribution servicing carrier, ocean marine (offered through International Marine Underwriters, "IMU"), agricultural ("Agri"), and rural and farm related markets (offered through National Farmers Union, "NFU"), medical errors and omissions (offered through OBPP) and other specialty products, such as tuition reimbursement. Additionally, during the second quarter of 2004, OneBeacon entered into the excess and surplus lines property business through OneBeacon Specialty Property. Each specialty business has its own operations and distribution channel that target specific customer groups.

        The specialty lines combined ratio was 107% for the third quarter of 2004, an increase of 20 points from the same period in 2003 due to significantly increased losses, primarily experienced at IMU, relating to the four storms in the southeastern United States. During the three months ended September 30, 2004, specialty lines written premiums remained relatively flat at $227 million compared to $224 million written during the three months ended September 30, 2003.

        Personal Lines.    OneBeacon's personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products between automobile and homeowners, including Custom-Pac products, was 69% and 24%, respectively, of personal lines net written premium during the three months ended September 30, 2004, compared with 62% and 32% for the three months ended September 30, 2003. OneBeacon writes the majority of its personal lines business in New York, Massachusetts and Maine. Excluding $37.5 million of net written premiums in the third quarter of 2004 related to business assumed from New Jersey Skylands Insurance Association, net written premiums were flat when compared to the third quarter of 2003.

        The combined ratio for personal lines for the three months ended September 20, 2004 was 92% compared to 69% in the third quarter of 2003. The 2003 combined ratio was favorably impacted by 16 points resulting from a $30 million reduction in a liability for New York assigned risks that resulted from a change in the New York assigned risk market, including a depopulation of the pool and variable revisions to the structure of credit programs.

        Personal lines continue to perform well. The company is selectively taking rate increases in both auto and home and is expected to stay ahead of loss trend. New business production is solid with the introduction of new products and technology and retention results have improved year over year.

        Commercial Lines.    OneBeacon's commercial lines products include, among others, multiple peril, commercial automobile and workers compensation. OneBeacon's mix of commercial lines products for multiple peril, commercial automobile and workers compensation was 52%, 21% and 12% of commercial lines net written premium for the three months ended September 30, 2004 including the impact of the Atlantic Specialty Transaction compared with 52%, 23% and 8% for the three months ended September 30, 2003.

        Commercial lines results for the three months ended September 30, 2004 include the impact of the Atlantic Specialty Transaction, which contributed $72 million of written premiums and $65 million of earned premiums. Excluding premium relating to the Atlantic Specialty Transaction, written premiums for the three months ended September 30, 2004 remained flat when compared with three months ended September 30, 2003. The commercial book achieved price increases of 5.8% for business written during the three months ended September 30, 2004. OneBeacon has also improved renewal retentions over the comparable 2003 period. Increases in written premiums from price increases and improved renewal retentions were offset by reduced writings in OneBeacon's legacy New York commercial business. With the acquisition of Atlantic Specialty and the successful implementation of the new multiple peril coverage for small business (OnePac), commercial lines has positioned itself as a niche provider for middle market commercial lines, as well as the small business market.

        The combined ratio for commercial lines increased from 91% for the third quarter of 2003 to 100% for the third quarter of 2004, due to a 9% increase in the expense ratio primarily related to transition and integration costs related to the Atlantic Specialty Transaction. The commercial lines loss ratio for the third quarter of 2004 remained flat at 61% when compared with the third quarter of 2003; however, the third quarter 2004 loss ratio includes 8 points, or approximately $13 million, relating to the four storms in the southeastern United States, which primarily related to Atlantic Specialty business in that area. Excluding these losses, the commercial lines loss ratio significantly improved.

OneBeacon Results—Nine Months Ended September 30, 2004 versus Nine Months Ended September 30,

        OneBeacon's pre-tax income for the nine months ended September 30, 2004 was $272 million, compared to pre-tax income of $300 million for the comparable 2003 period. The GAAP combined ratio was 100% for the first nine months of 2004 and 2003. Net written premiums for the first nine months of 2004 were $1.9 billion, up 28% from the comparable period last year. The Atlantic Specialty Transaction was the key driver in the increase in premiums.

        OneBeacon's total revenues and expenses increased by 9% and 12%, respectively, for the nine months ended September 30, 2004 primarily due to the impact of the Atlantic Specialty Transaction and by the consolidation of New Jersey Skylands Insurance Association.

        The results of each of the three major lines of business for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 were consistent with those described for the three months ended September 30, 2004 described above. Of note, the growth in net written premiums for commercial lines is much higher for the nine months ended period as the first quarter included a one-time acquisition of unearned premium of $135 million related to the Atlantic Specialty Transaction.

II.    White Mountains Re

        White Mountains' reinsurance operations are conducted primarily through its recently formed global reinsurance organization, White Mountains Re. Through Folksamerica, Sirius and WMU, White Mountains Re offers lead capacity for most property, casualty, accident & health and marine exposures, with program business written through Sirius America. Underwriting offices are located in New York, Stockholm, Chicago, Belgium, Miami, London, Connecticut, Bermuda, Hamburg, Toronto, Singapore and Dublin.

        White Mountains Re's financial results for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$605.3	$405.3	$1,559.0	$1,073.9

Net written premiums	$377.5	$226.8	$995.7	$660.3

Earned insurance and reinsurance premiums	$345.9	$216.5	$903.4	$611.3
Net investment income	18.6	11.3	60.2	37.0
Net realized investment gains (losses)	(3.4)	(8.9)	9.0	4.9
Other revenue (loss)	(10.4)	19.3	23.0	56.7

Total revenues	350.7	238.2	995.6	709.9

Loss and loss adjustment expenses	305.3	147.9	655.3	401.9
Insurance and reinsurance acquisition expenses	83.5	48.7	197.2	142.8
Other underwriting expenses	32.2	14.6	83.1	41.1
General and administrative expenses	5.1	5.6	11.6	11.1
Accretion of fair value adjustment to loss and LAE reserves	3.7	—	6.4	—
Interest expense on debt	1.0	.5	2.7	1.5

Total expenses	430.8	217.3	956.3	598.4

Pretax income (loss)	$(80.1)	$20.9	$39.3	$111.5

        The following table provides White Mountains Re's GAAP combined ratios for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
GAAP Ratios:
Loss	88%	68%	73%	66%
Expense	34	29	31	30

Total Combined	122%	97%	104%	96%

White Mountains Re Results—Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        White Mountains Re recorded a pre-tax loss of $80 million for the third quarter of 2004, compared to pre-tax income of $21 million for the third quarter of 2003. White Mountains Re's GAAP combined ratio was 122% for the three months ended September 30, 2004, compared to 97% for the comparable prior period. Pre-tax income for White Mountains Re was $39 million for the first nine months of 2004, compared to $112 million for the first nine months of 2003. White Mountains Re's GAAP combined ratio was 104% for the nine months ended September 30, 2004, compared to 96% for the nine months ended September 30, 2003.

        White Mountains Re's results for the third quarter were adversely impacted by losses from the four storms that affected the southeastern United States in the third quarter of 2004. The four storms resulted in $95 million of pre-tax losses for White Mountains Re, as well as a $15 million pre-tax reduction of accrued profit commissions payable to White Mountains Re by Olympus. The four storms increased White Mountains Re's GAAP combined ratio by 28 points and 11 points for the three and nine months, respectively. There was no significant property catastrophe activity in the comparable prior periods. White Mountains Re has experienced favorable underwriting conditions for the past three underwriting years. Earnings from business segments not impacted by the four storms, and the recently completed Sirius acquisition, have partially offset the impact of this catastrophe activity. Net written premiums, total revenues, and total expenses were all up substantially due to the Sirius Acquisition.

        White Mountains Re continued to capitalize on its financial stability, reputation and disciplined underwriting strategy and expertise. In addition, the acquisition of Sirius, which primarily has a European customer base, has complemented and strengthened White Mountains Re's position within the global reinsurance market, and has enhanced White Mountains Re's operations and results. Except for the impacts of the four storms discussed above, White Mountains Re's profitability continued to reflect favorable terms and conditions in the global insurance and reinsurance market which developed in late 2000 and have generally continued into 2004. While it is expected that favorable terms and conditions will continue on most classes of business, increasing competition has begun to adversely impact pricing on certain classes, mainly property. However, the extraordinary hurricane season has resulted in some price firming in the market.

        White Mountains Re's gross written premiums were $597 million and $1,550 million for the three and nine months ended September 30, 2004, while net written premiums were $378 million and $996 million for the three and nine months ended September 30, 2004. Each of these is up significantly relative to the prior year figures, due mainly to the acquisition of Sirius, which closed in the second quarter of 2004. For the three and nine months ended September 30, 2004, Sirius contributed $206 million and $489 million of gross premiums written, respectively and $137 million and $326 million of net premiums written, respectively.

        Additionally, Folksamerica has generated new business from the previously announced CNA Re transaction and the establishment of a Chicago underwriting office. Annual gross written premiums through September 30, 2004 resulting from this transaction were approximately $177 million, of which $102 million was recorded as gross written premium and $68 million as net written premium in the nine months ended September 30, 2004. Partially offsetting the increases resulting from these acquisitions was the cancellation of several large casualty treaties at Folksamerica whose pricing or terms did not meet White Mountains Re's underwriting guidelines.

        Folksamerica receives referrals of international reinsurance placements from WMU; a relationship which began in 2002. Additionally, under quota share agreements, Folksamerica cedes up to 75% of substantially all of its short-tailed, non-casualty excess of loss business, as well as 50% of its property proportional business, including the business referred to Folksamerica by WMU, to Olympus. During the three and nine months ended September 30, 2004, Folksamerica ceded $141 million and $358 million of written premiums and $174 million and $218 million of incurred losses to Olympus. For the comparable periods in the prior year, Folksamerica ceded $152 million and $350 million of written premiums and $36 million and $83 million of incurred losses to Olympus. The increase in incurred losses ceded to Olympus relates primarily to the four storms.

        White Mountains Re, through either Folksamerica or WMU, receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. The additional capacity provided by the quota share relationship with Olympus enhances Folksamerica's ability to provide significant reinsurance capacity. Due to the effects of the four storms during the three month period ended September 30, 2004, White Mountains Re recorded a $15 million pre-tax reduction of accrued profit commissions payable from Olympus. As a result, White Mountains Re recognized net fee income of $1 million from Olympus for the three months ended September 30, 2004, compared to $29 million in the third quarter of 2003. During the nine months ended September 30, 2004, White Mountains earned $49 million of fee income from Olympus as compared to $73 million for the nine months ended September 30, 2003. The decline in the fee income earned is due primarily to the negative impact of the four storms on the profit commission arrangement between White Mountains Re and Olympus.

III.  Esurance

        Esurance, a San Francisco-based, online personal auto insurance company, has been a subsidiary of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Esurance recently entered Nevada's auto insurance market and now writes business in 16 states. In the third quarter, Esurance wrote 25% of its premium volume in Florida, 24% in California, 11% in Texas, 7% in Michigan, 5% in New York, and 28% in Esurance's other states.

        Esurance's results for the three months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$55.9	$33.2	$145.4	$83.4

Net written premiums	$54.7	$33.2	$144.0	$83.4

Earned insurance and reinsurance premiums	$46.4	$26.9	$123.5	$68.3
Net investment income	.9	.5	2.2	1.1
Net realized gains (losses) on investments	.2	(.5)	.6	—
Other revenue	.8	.1	1.3	.2

Total revenues	48.3	27.0	127.6	69.6

Loss and LAE	31.6	22.1	89.0	56.9
Insurance and reinsurance acquisition expenses	8.4	5.2	19.0	13.2
Other underwriting expenses	7.1	5.1	19.2	14.9
General and administrative expenses	.3	—	.3	—

Total expenses	47.4	32.4	127.5	85.0

Pretax income (loss)	$.9	$(5.4)	$.1	$(15.4)

        The following table provides Esurance's GAAP combined ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
GAAP Ratios:
Loss	68%	82%	72%	83%
Expense	33	38	31	41

Total Combined	101%	120%	103%	124%

        Esurance's pretax income of $1 million for the third quarter ended September 30, 2004 was an improvement over the pretax loss of $5 million for the prior year quarter. Losses resulting from the four storms that impacted the southeastern United States reduced third quarter pretax income by $1 million (2 percentage points on the combined ratio). Esurance's break-even results for the year-to-date compare favorably to the $15 million pretax loss for the first nine months of 2003. Net written premium for the quarter and year-to-date were up 65% and 73%, respectively, over comparable periods in 2003.

        Esurance's proprietary, highly segmented auto program continues to perform well, enabling it to add new customers at acceptable loss ratios. Esurance's loss and LAE ratio was 68% and 72% for the third quarter and year-to-date, respectively.

        The auto program, combined with Esurance's self-service, web-enabled operating platform, has enabled Esurance to increase premium volume and in-force policy count while containing operating costs. As of September 30, 2004, Esurance's in-force count was 107,000 policies, a 57% increase over September 30, 2003. Growth in policy count has been driven by an increased advertising presence, particularly on radio and TV.

IV.    Other Operations

        Other Operations consists of the operations of the Company and the Company's intermediate subsidiary holding companies and the International American Group, as well as White Mountains' investments in Montpelier and Symetra warrants. A summary of White Mountains' financial results from its Other Operations segment for the nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions
	2004	2003	2004	2003
Gross written premiums	$—	$11.1	$—	$31.2

Net written premiums	$—	$8.9	$—	$24.9

Earned insurance and reinsurance premiums	$(.1)	$8.3	$—	$23.4
Net investment income	11.6	9.2	23.5	14.5
Net realized investment gains (losses)	20.7	(7.7)	(6.8)	(3.1)
Other revenue	14.8	38.2	8.8	41.4

Total revenues	47.0	48.0	25.5	76.2

Loss and LAE	9.0	7.0	10.0	18.5
Insurance and reinsurance acquisition expenses	—	1.1	—	2.9
Other underwriting expenses	.5	2.7	1.3	7.9
General and administrative expenses	41.5	9.8	99.7	51.3
Accretion of fair value adjustment to loss and lae reserves	6.5	10.1	26.7	38.5
Interest expense on debt	10.9	10.5	32.2	35.6
Interest expense on preferred stock subject to mandatory redemption	12.0	11.0	35.3	11.0

Total expenses	80.4	52.2	205.2	165.7

Pretax loss	$(33.4)	$(4.2)	$(179.7)	$(89.5)

        White Mountains' Other Operations segment reported a pre-tax loss of $33 million for the third quarter of 2004, compared to a pre-tax loss of $4 million for the third quarter of 2003. For the first nine months of 2004 the segment reported a pre-tax loss of $180 million versus $90 million in the comparable period of 2003. The losses reported in this segment are principally the result of financing, purchase accounting and compensation expenses at the holding company level. The increased loss in the first nine months of 2004 relative to 2003 is principally the result of higher accruals for incentive compensation, a change in accounting for preferred stock, and the impact currency fluctuations had on hedging the cost of funding for the Sirius acquisition. In addition, the loss in the third quarter of 2003 was net of $37 million in gains that were included as other revenue in this segment related to the sale of several real estate properties at OneBeacon previously written-off under purchase accounting.

        During the 2003 periods, the Other Operations segment included the results of Peninsula, which the Company sold on January 5, 2004. All of the written and earned premiums in the Other Operations segment in the 2003 period were from Peninsula, which was the only active insurance company in this segment.

Summary of Investment Operations

Overview

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of September 30, 2004 was focused on capital preservation and consisted in large part of high-quality, fixed maturity investments and short-term investments.

Results

        The GAAP total return on invested assets for the third quarter of 2004 quarter was 2.5% and year-to-date was 3.5%, while the equity portfolio is up 10% year-to-date. The rally in the bond market during the quarter helped White Mountains' fixed income results, but WM Advisors also achieved excellent results in the equity portfolio in a quarter where the overall equity market declined. Management is continuing to keep its fixed maturity portfolio duration relatively short at about 3 years to reflect its concern that rates may rise in the next few years.

        White Mountains sold a portion of its common stock investment in Montpelier during the first quarter resulting in a $35.2 million pre-tax realized gain, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after-tax unrealized gains in the first quarter.

        White Mountains' total net investment results for the three and nine months ended September 30, 2004 and 2003 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions
	2004	2003	2004	2003
Net investment income, pretax	$83.4	$67.5	$247.6	$219.1
Net realized investment gains (losses), pretax	$53.6	$(34.2)	$109.8	$114.0
Change in net unrealized investment gains (losses), after-tax	$83.3	$(22.3)	$43.1	$44.0
Change in net unrealized investment gains from Symetra's fixed maturity portfolio, after-tax	$48.1	$—	$48.1	$—

        White Mountains' net investment income is comprised primarily of interest income associated with its substantial portfolio of fixed maturity investments and dividend income from its equity investments. White Mountains' realized investment gains and losses result principally from sales of fixed maturity investments, common equity securities and common shares of Montpelier, as well as amounts recognized for the change in value of its Montpelier and Symetra warrants. The investment losses realized in the third quarter of 2003 reflect sales of mortgage backed securities to reduce the duration of the bond portfolio. Net investment income was up 13% from last year mainly due to the Sirius Acquisition. The significant negative swing in both realized and unrealized gains and losses was driven by the increase in interest rates described above.

Impairment

        See Note 5—Investments of the accompanying consolidated financial statements for White Mountains' analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

        This report includes two non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' financial performance.

        Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra's fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked to market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra's intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 34.

        Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and Warrants, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra's fixed maturity portfolio. The reconciliation of fully converted tangible book value per share to book value per share is included on page 33.

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

Dividend Capacity

        The Company and certain of its intermediate holding companies rely on cash dividends and tax sharing payments received from the operating subsidiaries. Under the insurance laws of the states and jurisdictions under which White Mountains' insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. In the first nine months of 2004, OneBeacon's first tier insurance subsidiaries paid cash dividends of $199 million to their parent. For the remainder of 2004, OneBeacon's first tier insurance subsidiaries have the ability to pay dividends of approximately $135 million without approval of regulatory authorities. OneBeacon's distribution of Folksamerica to its parent, Fund American, in the first quarter of 2004 was effected as a share repurchase and did not impair OneBeacon's dividend paying capacity. In the first nine months of 2004, Folksamerica's first tier reinsurance subsidiary paid cash dividends of $12 million to its parent and, for the remainder of 2004, Folksamerica's first tier reinsurance subsidiary has the ability to pay dividends of approximately $15 million without approval of regulatory authorities.

        In accordance with provisions available under Swedish tax law, Sirius can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. Sirius' safety reserve was approximately $1 billion at September 30, 2004. Under

GAAP, the safety reserve, net of the related deferred tax liability established at the effective Swedish tax rate of 28%, is reclassified to retained earnings. This deferred tax liability is only required to be paid by Sirius if it fails to maintain predetermined levels of premium writings in future years or if it chooses to distribute the earnings previously transferred into the safety reserve. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

Insurance Float

        Insurance float is an important dynamic of White Mountains' operations that must be managed effectively. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the money. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of float. The amount and cost of float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and therefore there is no comparable GAAP measure.

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

Mountains' consolidated insurance float position as of September 30, 2004 and for the past four year-ends:

		Year Ended December 31,
($ in millions)	Sep. 30, 2004
		2003	2002	2001	2000
Total investments	$10,828.6	$8,547.5	$8,899.4	$9,005.7	$2,102.2
Cash	144.5	89.9	121.5	67.4	4.4
Investment in unconsolidated insurance affiliate(s)	443.0	515.9	399.9	311.1	130.6
Accounts receivable on unsettled investment sales	91.1	9.1	160.8	75.2	—
Accounts payable on unsettled investment purchases	(509.2)	(371.6)	(495.2)	(311.2)	(.2)
Funds held by ceding companies	931.8	144.1	95.1	61.0	48.0
Funds held under reinsurance treaties	(160.0)	(211.9)	(262.4)	(361.7)	(420.0)

Net investment assets	$11,769.8	$8,723.0	$8,919.1	$8,847.5	$1,865.0

Total common shareholders' equity	$3,635.9	$2,979.2	$2,407.9	$1,444.6	$1,046.5
Debt	793.6	743.0	793.2	1,125.4	96.0
Preferred stock subject to mandatory redemption	207.1	194.5	180.9	170.3	—
Convertible preference shares	—	—	219.0	—	—
Deferred credits and goodwill	(20.0)	(20.3)	—	660.2	66.8
Equity in net unrealized gains from Symetra's fixed income portfolio	(48.1)	—	—	—	—

Total tangible capital	$4,568.5	$3,896.4	$3,601.0	$3,400.5	$1,209.3

Insurance float	$7,201.3	$4,826.6	$5,318.1	$5,447.0	$655.7

Insurance float as a multiple of total tangible capital	1.6x	1.2x	1.5x	1.6x	0.5x
Net investment assets as a multiple of total tangible capital	2.6x	2.2x	2.5x	2.6x	1.5x
Insurance floats as a multiple of shareholders' equity	2.0x	1.6x	2.2x	3.8x	0.6x
Net investment assets as a multiple of shareholders' equity	3.2x	2.9x	3.7x	6.1x	1.8x

        White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon's re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon's float is expected to continue to shrink over the next few years as older, long-tailed loss reserves are paid and are not replaced with the same level of current writings as those written in the past. In the case of White Mountains' Reinsurance operations, its float is expected to gradually increase in the next few years as a result of higher premium writings from its increase in capital base over the past two years and from recent acquisitions. It is White Mountains' intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits. The increase in White Mountains' consolidated float position during the first nine months of 2004 is mainly attributable to the Sirius and the Sierra Group acquisitions.

Financing

        The following table summarizes White Mountains' consolidated capital structure as of September 30, 2004 and December 31, 2003:

Millions	September 30, 2004	December 31, 2003
Senior Notes, carrying value	$698.3	$698.1
Bank F acility	—	—
Sierra N ote	60.3	—
Atlantic Specialty No te	20.0	—
C-F Seller N ote	—	25.0
Fund III notes	15.0	15.0
Other debt	—	4.9

Total debt	$793.6	$743.0

Preferred stock subject to mandatory redemption	207.1	194.5
Com mon shareholde rs' equity	3,635.9	2,979.2
Goodwill of consolidated limited partnerships	(20.0)	(20.3)
Equity in net unrealized gains from Symetra's fixed income portfolio	(48.1)	—

Total capitalization	$4,568.5	$3,896.4

Debt to total capitalization	17%	19%

Debt and preferred stock to total capitalization	22%	24%

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

        In August 2004, Fund American restructured and resyndicated its existing $300.0 million Bank Facility to increase the availability under the revolving credit facility to $400.0 million and to extend the maturity from September 2006 to August 2009. As of September 30, 2004, the Bank Facility was undrawn.

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

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of September 30, 2004:

Millions	Due in One Year or Less	Due in Two Years	Due in Three Years	Due in Four Years	Due After Four Years	Total
Debt	$—	$—	$17.0	$2.0	$776.3	$795.3
Mandatorily redeemable preferred stock	—	—	—	300.0	20.0	320.0

Total contractual obligations(1)	$—	$—	$17.0	$302.0	$796.3	$1,115.3

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

        Detailed information concerning White Mountains' liquidity and capital resource activities during the nine months ended September 30, 2004 and 2003 follows:

For the nine months ended September 30, 2004

        On August 27, 2004, White Mountains repaid the $25 million note that was issued as part of the financing of its 2001 acquisition of C-F Insurance Company.

        On August 2, 2004, White Mountains invested $195 million in Symetra, a newly formed acquisition company which purchased Safeco Life for approximately $1.35 billion. In addition to the 2.0 million common shares of Symetra that Sirius purchased, the Company also received warrants to acquire an additional 1.1 million shares of Symetra, at an exercise price of $100 per share.

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

        On April 16, 2004, White Mountains completed the Sirius Acquisition for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition) which included $10.5 million of expenses incurred in connection with the acquisition.

        On March 31, 2004, White Mountains completed the acquisition of the Sierra Group from Sierra Health Services, Inc. White Mountains paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note.

        For the nine months ended September 30, 2004, White Mountains declared and paid a total of $22.7 million in dividends to holders of preferred stock with a face value of $320.0 million.

        For the nine months ended September 30, 2004, White Mountains paid a total of $20.6 million in interest under the Senior Notes.

        In March 2004, the Company declared and paid an annual dividend of $9.1 million to its common shareholders.

        During the nine months ended September 30, 2004, OneBeacon Insurance Group LLC (OneBeacon's parent) declared and paid a total of $165.0 million in cash dividends to Fund American, its immediate parent company. Also during the nine months ended September 30, 2004, WMU paid a total of $55.0 million of dividends to its immediate parent, White Mountains Re. On March 31, 2004, OneBeacon distributed Folksamerica up to Fund American.

        During the nine months ended September 30, 2004, the Company issued a total of 600 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $0.1 million in connection with these Option exercises. In addition, during the first quarter of 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon's employee stock ownership plan. OneBeacon paid $13.2 million to the Company in consideration for these Common Shares.

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

For the nine months ended September 30, 2003

        On May 19, 2003, Fund American issued the Senior Notes for net proceeds of $693.4 million. Using proceeds from the Senior Notes, Fund American repaid the entire $614.9 million of term loans outstanding under its previous bank facility. In addition, on May 27, 2003, using the remaining $78.5 million in proceeds from the Senior Notes and cash on hand, Fund American repaid the entire $125.0 million of revolving loans outstanding under its previous bank facility. In connection with the repayment of its previous bank facility, on May 20, 2003, Fund American paid an aggregate $56.4 million to unwind all of its existing interest rate swap agreements.

        For the nine months ended September 30, 2003, White Mountains made scheduled principal amortization payments of $6.5 million on its previous bank facility prior to the repayment and paid a total of $22.5 million in interest under its previous bank facility, including $10.6 million paid under the interest rate swap agreements.

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

  •
  the failure of acquisitions to enhance shareholder value;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2003 Annual Report on Form 10-K, and in particular Item 7A—"Quantitative and Qualitative Disclosures About Market Risk". That information is hereby supplemented as follows:

Foreign Currency Exchange Rates

        White Mountains' foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses due to adverse changes in foreign currency exchange rates.

        As a result of the Sirius Acquisition during the second quarter of 2004, White Mountains has a higher concentration of assets, liabilities, revenues and expenses denominated in foreign currencies than in prior periods. The functional currency of Sirius is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. Dollar as of September 30, 2004, the carrying value of White Mountains' net assets denominated in Swedish Kronor would have respectively increased or decreased by approximately $48 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the Company's 2003 Annual Report on Form 10-K, and in particular Item 3 "Legal Proceedings" for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by the subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs have reduced their damages demand to approximately $66 million, from $120 million, which they allege represents two years of their lost profits in the subject business. White Mountains, its named subsidiaries and employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit. In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious. OneBeacon is seeking compensatory damages of $8.8 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them. The trial for this matter is currently set for March 2005.

        On January 30, 2001, an action was filed in Los Angeles on behalf of Sierra National Life Insurance Holdings, Inc. ("Sierra Holdings", which is not related to the Sierra Group, as previously defined), a dissolved corporation in which White Mountains holds an interest, against Credit Lyonnais, S.A. and other parties who were the successful bidders for the assets of Executive Life Insurance Company ("ELIC"), a California insurer, in the 1991 sale of those assets conducted by the California Commissioner of Insurance. Sierra Holdings alleges that defendants' acquisition violated both federal and state law and that, but for defendants' wrongful acts, it would have been chosen to purchase ELIC's assets. Credit Lyonnais, S.A. and certain of the other defendants pleaded guilty to criminal charges associated with their acquisition of ELIC. The trial for this matter is currently set for February 2005.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        None.

Item 5. Other Information

  Member proposals (other than those proposals to nominate persons as directors) relating to the Company's Annual Meeting to be held in 2005 must be received in writing by the Secretary of the

  Company no later than December 6, 2004 and must comply with the requirements of the SEC in order to be considered for inclusion in the Company's 2005 proxy statement.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10 —	Credit Agreement, dated as of August 26, 2004, among the Company and Fund American, as the borrowers, the several lenders from time to time parties hereto, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, NA as Administrative Agent.
11 —	Statement Re Computation of Per Share Earnings*
31.1 —	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
31.2 —	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
32.1 —	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 —	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

(b)
Reports on Form 8-K

    On August 5, 2004, the Company filed a Form 8-K (Item 12) which served to furnish information regarding its press release announcing its results for the three and six month periods ended June 30, 2004.

    On August 12, 2004 the Company filed a Form 8-K (Item 2) which served to furnish information regarding its press release announcing that the investor group led by White Mountains and Berkshire completed its previously announced acquisition of the life and investments business of Safeco Corporation.

    On August 30, 2004, the Company filed a Form 8-K (Item 5.02) which served to furnish information regarding its press release announcing the election of Edith E. Holiday on August 26, 2004 to the Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: November 2, 2004	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

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