Form 10-K
period 2004-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2005-03-02
CIK 776867

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

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

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2004, was $2,938,462,920.

        As of March 1, 2005, 10,774,589 common shares, par value of $1.00 per share ("Common Shares"), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 19, 2005 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1. Business

GENERAL

        White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") was originally formed as a Delaware corporation in 1980. In October 1999, the Company completed a corporate reorganization that changed its domicile from Delaware to Bermuda. The Company's principal businesses are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance and reinsurance. Within this report, the consolidated organization is referred to as "White Mountains". The Company's headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains' reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

        The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively "OneBeacon"), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents. OneBeacon was acquired by White Mountains from Aviva plc ("Aviva", formerly CGU) on June 1, 2001 (the "OneBeacon Acquisition").

        The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries. White Mountains Re offers lead capacity for reinsurance on most liability, property and accident & health exposures through its reinsurance subsidiaries, Folksamerica Reinsurance Company (together with its parent, Folksamerica Holding Company, "Folksamerica", which has been a wholly-owned subsidiary of White Mountains since 1998) and Sirius International Insurance Corporation ("Sirius International"). On April 16, 2004, White Mountains acquired Sirius Insurance Holdings Sweden AB and its subsidiaries ("Sirius") from ABB Ltd. (the "Sirius Acquisition"). The principal companies acquired were Sirius International, Sirius America Insurance Company ("Sirius America"), which provides primary insurance programs in the United States, and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"), a reinsurance company that has been in run-off since 2002. White Mountains Re also provides reinsurance advisory services, specializing in international property and marine excess reinsurance, through White Mountains Underwriting Limited (domiciled in Ireland and formed in 2001) and White Mountains Underwriting (Bermuda) Limited, formed in 2003 (collectively, "WMU").

        The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, "Esurance"). Esurance, which has been a unit of White Mountains since October 2000, markets personal auto insurance directly to customers and through select online agents.

        White Mountains' Other Operations segment consists of the Company and its intermediate holding companies, as well as the International American Group, Inc. (the "International American Group"). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), both of which are in run-off.

        On November 30, 2004, White Mountains completed a significant corporate reorganization. As part of the reorganization, ownership of Folksamerica was transferred to White Mountains Re from Fund American Companies, Inc. ("Fund American"), which remains OneBeacon's parent. As a result, the legal organization of White Mountains' subsidiaries is consistent with its main operating businesses (i.e., OneBeacon, White Mountains Re and Esurance), and White Mountains Re is now a cohesive, global reinsurance organization. The reorganization also allows White Mountains to independently manage the financial structures of its main operating segments.

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

        Invest for Total Return.    Historical insurance accounting has tended to hide unrealized gains and losses in the investment portfolio and over reward reported investment income (interest and dividends). Regardless of the accounting, White Mountains must invest for the best growth in after-tax value over time. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.

        Think Like Owners.    Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter's profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

        On June 1, 2001, White Mountains purchased CGU Corporation from Aviva and renamed the company OneBeacon. Headquartered in Boston, Massachusetts, OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon's legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic, as well as insuring several U.S. presidents.

        At December 31, 2004 and 2003, OneBeacon had $10.0 billion and $11.3 billion of total assets, respectively, and shareholder's equity of $2.3 billion and $2.2 billion, respectively. OneBeacon's principal operating insurance subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best, a rating agency which specializes in the insurance and reinsurance industry.

Property and Casualty Insurance Overview

        Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by its customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a home and the personal property in it, or a business' building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

        Insurance companies derive substantially all of their revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time during which insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from the insurance companies' investment portfolios.

        Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as "claims". In settling policyholder losses, various loss adjustment expenses ("LAE") are incurred, such as insurance adjusters' fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including compensation and benefits for professional and clerical staff.

        The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio under accounting principles generally accepted in the United States ("GAAP") is calculated by adding the ratio of incurred loss and LAE to earned premiums (the "loss ratio") and the ratio of commissions, premium taxes and other underwriting expenses to earned premiums (the "expense ratio"). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Lines of Business

        OneBeacon provides specialty lines insurance products and a variety of segmented personal lines insurance products (for individuals) and commercial lines insurance products (for businesses).

        OneBeacon has built specialty businesses by providing customized coverages to certain niche markets. These specialty businesses are not subject to extreme competitive market conditions and are distinct in their product design. Each specialty business has its own operations and distribution channels that target specific customer groups. OneBeacon's specialty lines insurance products include the following:

  •
  Ocean marine: covers losses to an insured's vessel and/or its cargo as a result of collision, fire, piracy and other perils. Ocean marine coverages include cargo, hull, protection and indemnity, primary and excess liability, marina package, comprehensive marina liability package and yacht products.

  •
  Agricultural and rural marketplace products: policies providing property, liability, automobile and/or umbrella coverages for dairy farms, equine farms, farm equipment dealers, orchard and garden farms, as well as farm owners and rural telephone companies and personal auto and homeowners coverage in rural markets, excluding crop damage claims.

  •
  Limited Assigned Distribution ("LAD") services: OneBeacon offers LAD services and takeout credits to insurance companies required to accept future assignments from the New York Automobile Insurance Plan ("NYAIP") and the New Jersey Personal Automobile Insurance Plan ("NJ PAIP").

  •
  Medical errors and omissions: provides coverage for claims arising from direct patient treatment, such as making diagnoses, rendering opinions or providing advice or referral to another physician. Medical errors and omissions also provide coverage for professional committee activities as a member of an accredited hospital staff or any professional medical association or committee. These coverages are generally offered to mid-sized hospitals and/or managed care organizations and to individual physicians, but only through selected programs.

  •
  Tuition reimbursement: covers tuition payments due to schools and colleges when a student is unable to complete a semester as a result of an illness, accident or certain other causes.

  •
  Excess and surplus property: excess property covers the insured against certain damages over and above those covered by primary policies. Surplus property provides specialized insurance coverage in instances where such coverage is unavailable from insurers licensed within a particular state. OneBeacon entered the excess and surplus lines property business in 2004.

        OneBeacon's personal lines coverages include homeowners insurance, segmented private passenger automobile and package policies sold through select independent agents. In addition, OneBeacon provides management services for a fee to reciprocal exchanges. OneBeacon's focus on commercial lines is to write property, liability, automobile and other related lines for small and mid-sized businesses for specific industry segments. While its personal and commercial businesses are subject to more competitive pressures, OneBeacon believes that through proper segmentation in product design and rating, OneBeacon has created certain specialty niches in these segments. OneBeacon's objective is to underwrite only profitable business without regard to market share or premium growth. OneBeacon's personal and commercial lines insurance products include the following:

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

  •
  General liability: covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and the products it manufactures or sells.

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

  •
  Multi-peril: a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability insurance and commercial property insurance.

  •
  Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector's value.

        For the twelve months ended December 31, 2004, 2003 and 2002, OneBeacon's net written premiums by line of business were as follows:

	Year Ended December 31,
Net written premiums by line of business
	2004	2003	2002
	($ in millions)
Specialty	$848.5	$733.7	$696.6
Personal	724.7	676.8	845.2
Commercial	807.1	426.7	454.6
Other lines(1)	78.8	135.3	526.4

Total	$2,459.1	$1,972.5	$2,522.8

(1)
Other lines of business for 2004 are primarily from premiums written by reciprocal insurance exchanges administered by OneBeacon, while Other lines of business for 2003 and 2002 are primarily from business assumed from Liberty Mutual Insurance Group ("Liberty Mutual").

  Specialty Lines

        OneBeacon's specialty businesses include a LAD service provider (AutoOne Insurance), rural and farm related products (offered through National Farmers Union Property and Casualty Company, "NFU"), ocean marine (offered through International Marine Underwriters, "IMU"), medical errors and omissions (offered through OneBeacon Professional Partners, "OBPP"), agricultural ("Agri"), and other specialty products, such as tuition reimbursement. Additionally, in 2004, OneBeacon entered into the excess and surplus lines property business with the introduction of OneBeacon Specialty Property ("OBSP"). For the twelve months ended December 31, 2004, 2003 and 2002, OneBeacon's specialty lines net written premiums were as follows:

	Year Ended December 31,
Specialty lines net written premiums
	2004	2003	2002
	($ in millions)
AutoOne Insurance	$263.1	$233.8	$246.9
National Farmers Union Property & Casualty	178.5	169.0	165.5
International Marine Underwriters	136.5	125.7	109.0
OneBeacon Professional Partners	119.5	68.7	28.7
Agricultural	83.6	84.0	103.0
OneBeacon Specialty Property	19.2	—	—
Other	48.1	52.5	43.5

Total specialty lines	$848.5	$733.7	$696.6

        As a condition to its license to write automobile business within New York, an insurance carrier is obligated by statute to accept future assignments from the NYAIP, a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. Alternatively, an insurance carrier can contractually satisfy its NYAIP obligation by (1) transferring its NYAIP assignments to another insurance company, or (2) through utilization of various credits offered by New York to those insurers who voluntarily write policies for individuals in the NYAIP. The process of transferring NYAIP obligations is called Limited Assigned Distribution, and the companies that assume this obligation are called LAD servicing carriers. New Jersey and certain other states have similar programs for personal and commercial automobile.

        In 2001, OneBeacon created AutoOne Insurance to provide LAD services and takeout credits to insurance companies required to accept future assignments from the NYAIP. In January 2004, AutoOne

Insurance also began to handle NJ PAIP business as a LAD servicing carrier. New Jersey is now the second largest market in the United States for LAD servicing carriers, with nearly $300 million in NJ PAIP written premium over the last 12 months. Combined, the New York and New Jersey markets account for nearly 85 percent of personal automobile written premium serviced in the country through LAD servicing carriers. Additionally, AutoOne Insurance expects to begin writing LAD and commercial LAD business in several new states in 2005, including Pennsylvania, Texas, California, Connecticut, Vermont, Maine and Delaware.

        In late 2004, AutoOne Insurance introduced a multi-tiered private passenger auto product in New York. This sophisticated product utilizes underwriting tiers to move the price point higher or lower based on risk characteristics. The tiered structure is a key element in the design, as it provides the flexibility needed to adjust to changing market and competitor conditions.

        During 2004, OneBeacon entered the excess and surplus lines property business through its new OBSP division, which is focused on providing solutions for the excess property market. This new business is developing a portfolio with attachment points and policy limits tailored to specific business-class and market conditions. Target classes include schools and universities, municipalities, habitational risks (apartment/condos.), real estate and related classes (offices buildings, shopping centers), retail, wholesale (warehousing), builders risks and other inland marine classes.

        Since 2001, OneBeacon has expanded its specialty businesses to seven companies which represent 35% of OneBeacon's total net written premiums in 2004.

  Personal Lines

        OneBeacon's personal lines principally include automobile, homeowners and Custom-Pac products (Custom-Pac products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon's mix of personal lines products between automobile and homeowners, including Custom-Pac products, was 67% and 25%, respectively, of personal lines net written premium during 2004, compared to 63% and 30%, respectively, during 2003 and 69% and 24%, respectively, during 2002. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine.

        During 2004, OneBeacon launched a new multi-tiered product, OneChoice, in the Northeast. OneChoice enables OneBeacon to offer a broader range of coverages by allowing it to develop more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models have shown. OneBeacon believes this product will enable it to profitably expand in selected markets throughout the United States.

  Commercial Lines

        OneBeacon's commercial lines products principally include multi-peril, commercial automobile and workers compensation, which represented 54%, 23% and 14%, respectively, of commercial lines net written premium during 2004, compared to 55%, 23% and 8%, respectively, during 2003 and 52%, 29% and 14%, respectively, during 2002.

        On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company ("Atlantic Specialty"), a subsidiary of Atlantic Mutual Insurance Company ("Atlantic Mutual"), and the renewal rights to Atlantic Mutual's segmented commercial insurance business, including the unearned premiums on the acquired book (the "Atlantic Specialty Transaction"). The overall gross written premium for this book of business totals approximately $400 million. This transaction has allowed OneBeacon to sell a highly segmented product to small and mid-sized companies on an industry basis. These industries include but are not limited to technology, professional services, printers and wholesalers.

        During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual New York commercial business to Tower Insurance Group. The transaction, effective with December 1, 2004 renewals, will impact approximately $110 million of premiums. OneBeacon will retain the commercial business acquired from Atlantic Mutual.

  Other Lines

        OneBeacon's other lines include the results of reciprocal insurance exchanges that are included in OneBeacon's GAAP results and also business assumed from Liberty Mutual.

        Reciprocal insurance exchanges are policyholder-owned insurance associations. As part of a restructuring of its New Jersey personal lines, in 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to the New Jersey Skylands Insurance Association, a reciprocal exchange, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, the "Association"). The Association began writing personal automobile coverage for new customers in August 2002. Additionally, during 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal exchange, Houston General Insurance Exchange (the "Exchange"). OneBeacon has no ownership interest in the Association or the Exchange. As a result of accounting literature changes, OneBeacon began consolidating the results of reciprocal insurance exchanges on March 31, 2004 (See Note 15—Variable Interest Entities in the accompanying Consolidated Financial Statements). Net written premiums written by the Association and the Exchange that were included in OneBeacon's 2004 results totaled $75.0 million.

        On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the "Liberty Agreement"). This transfer amounted to approximately 45% of OneBeacon's total business at the time of transfer. The Liberty Agreement expired on October 31, 2003. As a result, OneBeacon earned premium in 2004 on policies written prior to the expiration, but did not write any new premiums in 2004 under the Liberty Agreement. Net written premiums assumed under the Liberty Agreement were $130.4 million in 2003 and $496.7 million in 2002.

Geographic Concentration

        OneBeacon's net written premiums are derived solely from business produced in the United States. Business from specialty, personal and commercial lines was produced in the following states:

	Year Ended December 31,
Specialty, personal and commercial net written premiums by state
	2004	2003	2002
New York	30%	36%	38%
Massachusetts	17	20	19
New Jersey	9	3	8
California	8	2	2
Maine	6	2	7
Connecticut	5	5	4
Other(1)	25	32	22

Total	100%	100%	100%

(1)
No individual state is greater than 3% of specialty, personal and commercial net written premiums for the years ended December 31, 2004, 2003 and 2002.

Marketing

        OneBeacon offers its products though a combination of independent agents, regional and national brokers, wholesalers and captive agents (through NFU). In total, OneBeacon has approximately 2,000 agency and distribution relationships.

        OneBeacon's specialty businesses are located in separate locations, logistically appropriate to their target markets. AutoOne Insurance issues its LAD business through independent agents, generating takeout credits (in New York only) through this business to sell to other insurance carriers subject to NYAIP assignments. IMU distributes its products through a network of select agents that specialize in the ocean marine business. Agri distributes its products through independent agencies. NFU distributes its products primarily through a network of exclusive agents. Substantially all of these exclusive agents are under contract with NFU and the National Farmers Union, a non-profit organization founded in 1902 to advance the interests of family farmers. OBPP distributes its products nationally through excess and surplus lines brokers. OBSP's excess property solutions are provided primarily through surplus lines wholesalers. Through these distribution channels, OneBeacon leverages its knowledge about specialty markets to provide products and services that are tailored to meet customer needs.

        OneBeacon distributes its personal and commercial lines products through select independent insurance agents. OneBeacon believes that independent agents provide complete assessments of their clients' needs, which results in appropriate coverages and prudent risk management. OneBeacon believes that independent agents will continue to be a significant force in overall industry premium production.

Underwriting and Pricing

        OneBeacon believes that there must be a realistic expectation of attaining an underwriting profit on all the business it writes as well as a demonstrated fulfillment of that expectation over time. Adequate pricing is a critical component to the achievement of an underwriting profit and requires a disciplined approach towards pricing insurance products. Inadequate pricing can be caused by pressures from: (1) insurance companies selling their products at rates less than those acceptable to OneBeacon because they either underestimate ultimate claim costs or overestimate the amount of investment income and investment gains they will earn on premiums collected before claims are paid, (2) insurance companies willing to accept a lower return on investment for their stakeholders than OneBeacon, (3) insurance companies seeking to increase revenues and market share by reducing the price of their products beneath levels acceptable to OneBeacon, (4) the emergence and continued growth of insurance company competitors that have lower cost structures, and (5) state regulation, legislation and judicial mandates.

        Beginning in 2003 and continuing through 2004, OneBeacon introduced tiered rating plans in both its personal and commercial lines which permit OneBeacon to offer more price points to its customers based on underwriting criteria applicable to each tier. As a result, OneBeacon now has the flexibility to renew expiring policies into the appropriate tier rather than being forced to choose to either renew the policy at the same base rate or cancel the policy. Management believes that this significant improvement in the accuracy and precision of OneBeacon's rate plans moves it toward the pricing sophistication of the best insurance underwriters in the market.

        These tiers are just one example of OneBeacon's segmented underwriting and pricing strategy. Segmentation is a key driver of OneBeacon's success in specialty lines and is being carried over into personal and commercial lines. OneBeacon develops proprietary knowledge about a given industry/class/risk type which provides it with a competitive edge when offering terms and conditions on individual accounts. OneBeacon believes this will deliver superior returns versus a more "generalist" underwriting approach.

        OneBeacon also monitors pricing activity on a weekly basis and regularly measures usage of tiers, credits, debits and limits; this includes monthly review calls with all field offices. In addition, it regularly updates base rates to achieve targeted returns on surplus and attempts to shift writings away from price inadequate lines/classes. Lastly, OneBeacon expends considerable effort to measure and verify exposure bases and values.

Competition

        Property and casualty insurance is highly competitive and extensively regulated by state insurance departments. In specialty lines, OneBeacon competes with numerous regional and national insurance companies, most notably The Robert Plan Corporation, The Chubb Corporation, American International Group, The St. Paul Travelers Companies and the regional Farm Bureaus. In personal and commercial lines, OneBeacon competes with numerous regional and national insurance companies, most notably The St. Paul Travelers Companies, Zurich Insurance Group, CNA Financial, the Hartford Financial Services Group, Allmerica Financial Corporation, W.R. Berkley Corporation, The Chubb Corporation, Progressive Insurance, Allstate Insurance and Liberty Mutual. The more significant competitive factors for most insurance products offered by OneBeacon are price, product terms and claims service, which OneBeacon believes is the most important product differentiation that it brings to its agents and insureds. OneBeacon's underwriting principles and dedication to agency distribution are unlikely to make them the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, OneBeacon believes that its dedication to providing superior product offerings, claims service, and localized underwriting experience gives it a competitive advantage over typical low-cost providers.

Claims Management

        Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of appraisers, medical specialists, managers, attorneys and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse, and support efforts by regulatory bodies and trade associations to curtail the cost of fraud.

        OneBeacon's claims department's commitment to improvement is producing positive results. In 2004, OneBeacon made several operational changes in the claims department. Claims are now separately organized by specialty and commercial lines, personal lines and run-off operations. This segmentation has allowed OneBeacon to increase loss cost management specialization and better identify claims handling costs. OneBeacon introduced a total claims cost management practice which gives equal importance to controlling claims handling costs, legal expenses and claims payments, enabling OneBeacon to lower its overall claims handling costs. At the same time, over 97% of OneBeacon's insureds that responded to surveys were satisfied by the service provided by OneBeacon.

        OneBeacon's claims department utilizes a modern claims workstation, implemented in 2002, that in addition to recording reserves, payments and adjuster activity, assists each claims handler in evaluating bodily injury claims, determining liability and identifying fraud. OneBeacon's commitment and performance in fighting insurance fraud not only reduces claim costs but has aided law enforcement. Under OneBeacon's Staff Counsel Program, in-house attorneys defended 55% of its newly arising suits at a cost of $8.0 million less than it would have cost to use outside counsel. OneBeacon's internal legal bill audit team saved an additional $6.2 million by reducing legal invoices submitted by outside counsel.

        Calender year reported claims in OneBeacon's ongoing businesses were down 19% in 2004 compared to 2003. This allowed the claims department personnel to increase their focus on older open claims. At December 31, 2004, total open claims were down 22% from December 31, 2003.

        Calendar year reported claims in OneBeacon's operations in run-off were 5,900 in 2004 compared to 10,300 in 2003. Total open claims in run-off at December 31, 2004 were 14,600 compared to 28,500 at December 31, 2003, a 49% reduction. This number includes all of the claims that were previously handled by Liberty Mutual as a Third Party Administrator ("TPA"). The majority of OneBeacon's claims are handled by in-house adjusters with the exception of certain claims of certain businesses in run-off. Additionally, National Indemnity Company ("NICO") is used as a TPA for asbestos and environmental reinsurance claims relating to the NICO Cover (see "Asbestos and Environmental Reserves" discussion included in CRITICAL ACCOUNTING ESTIMATES in Management's Discussion and Analysis of Financial Condition and Results of Operations below). OneBeacon claims department personnel are consulted by NICO on major claims. As with all TPAs, claims department personnel perform claim audits on NICO to ensure their controls, processes and settlements are appropriate.

        During the year, OneBeacon identified additional areas in claims processing which will be continuously improved in 2005, including litigation management, expense management and staff productivity.

Terrorism

        Since the terrorist attacks of September 11, 2001 (the "Attacks"), OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

        On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the "Terrorism Act") establishing a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $160.0 million in 2005. Aggregate industry retention levels are $15.0 billion for 2005. The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon's or the industry's retention levels up to $100.0 billion. The fate of the Terrorism Act beyond 2005 remains uncertain. It is anticipated that Congress will likely rule on a possible extension during the summer of 2005; however, there is a chance that the Terrorism Act could expire on December 31, 2005. To prepare for that possibility, OneBeacon is notifying customers (in states where permitted) with policies that expire in 2006 of the potential implications to their coverage. OneBeacon's current property and casualty catastrophe reinsurance programs provide coverage for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the "Reinsurance Protection" section below for a further description of OneBeacon's catastrophe program.

        OneBeacon closely monitors and manages its concentration of risk by geographic area. Beginning in 2002 and continuing through 2004, OneBeacon aggressively reduced its terrorism exposure in the largest metropolitan areas in which OneBeacon writes insurance by implementing a strategy that limits total probable maximum loss ("PML") from a terrorism event in any half mile radius. (PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.) The addition of the Atlantic Mutual book in 2004 resulted in some areas exceeding corporate PML thresholds. In these areas, specific account exposure reduction plans have been established to bring exposures within tolerance levels by the end of 2005. The financial exposure of potential new business is evaluated when it is located in an area of existing concentration or individually presents significant terrorism exposure. Additionally, formal reports are generated quarterly to validate that action adheres to corporate standards. As a result, OneBeacon believes that it has taken appropriate actions to mitigate its exposure to losses from future terrorist attacks and will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, and those contemplated by the enacted Terrorism Act, remain exposed to future terrorist attacks and the possibility remains that any future terrorist losses could prove to be material to the Company's financial position and/or its cash flows.

Reinsurance Protection

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon's largest single natural catastrophe risk is Northeast windstorm.

        OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. Effective July 1, 2004, OneBeacon renewed its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through June 30, 2005. Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss. In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from other types of terrorist attacks, and commercial property losses resulting from other types of domestic terrorist attacks or events not "certified" as defined under the Terrorism Act. The Terrorism Act provides protection for commercial property losses for certified events including those arising from nuclear, biological, or chemical attacks.

        OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The Property per Risk reinsurance program reinsures losses in excess of $5.0 million up to $75.0 million. Individual risk facultative reinsurance may be purchased above $75.0 million where OneBeacon deems it appropriate. The Property per Risk treaty also reinsures losses in excess of $10.0 million up to $75.0 million on an individual risk basis for terrorism losses. However nuclear, biological, and chemical events are not covered.

        OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving workers compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million. This program provides one full $55.0 million limit for either "certified" or "non-certified" terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong) by Standard & Poor's and

"A++" (Superior) by A.M. Best: a full risk-transfer cover from NICO for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million on additional losses occurring in accident years 2000 and prior (the "GRC Cover").

        Reinsurance contracts do not relieve OneBeacon of its obligation to its ceding companies. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon's financial strength. See Note 4, "Third Party Reinsurance" in the accompanying Consolidated Financial Statements for a discussion of OneBeacon's top reinsurers.

Loss and Loss Adjustment Expense Reserves

        OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See "CRITICAL ACCOUNTING ESTIMATES" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a full discussion regarding OneBeacon's loss reserving process.

        The following information presents (1) OneBeacon's reserve development over the preceding ten years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities ("Statutory" basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

        Section I of the ten year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid losses and LAE. The liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. In accordance with GAAP, the liability for unpaid losses and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid losses and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

        Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2004. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2004. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	OneBeacon Loss and LAE(1),(3) Years Ended December 31,
($ in millions)
	1994	1995	1996	1997	1998(2)	1999	2000	2001	2002	2003	2004
I. Liability for unpaid losses and LAE:	$5,535.4	$5,844.4	$5,804.4	$5,655.9	$6,944.0	$6,368.8	$6,982.7	$8,425.2	$7,630.5	$6,241.2	$5,475.5
Less: reins. recoverables on unpaid losses and LAE	(1,069.8)	(1,307.4)	(1,260.4)	(1,159.2)	(1,651.9)	(1,285.6)	(1,276.4)	(3,609.7)	(3,560.6)	(2,984.0)	(2,714.7)

Net balance	$4,465.6	$4,537.0	$4,544.0	$4,496.7	$5,292.1	$5,083.2	$5,706.3	$4,815.5	$4,069.9	$3,257.2	$2,760.8

II. Net liability re-estimated as of:
1 year later	4,494.1	4,584.7	4,627.8	5,370.1	5,305.3	5,901.2	4,815.8	4,872.9	4,216.7	3,357.4	—
2 years later	4,552.1	4,667.1	5,476.0	5,424.7	5,985.4	5,013.5	4,913.7	5,155.0	4,337.0
3 years later	4,642.8	5,460.6	5,549.0	5,965.0	5,002.8	5,001.5	5,384.7	5,244.0
4 years later	5,406.5	5,510.6	5,924.8	4,980.5	4,932.1	5,297.5	5,429.3
5 years later	5,431.8	5,779.5	4,948.0	4,911.8	5,117.6	5,243.4
6 years later	5,632.0	4,794.7	4,900.4	5,069.3	5,006.1
7 years later	4,658.7	4,749.4	5,028.9	4,902.3
8 years later	4,625.6	4,871.8	4,867.4
9 years later	4,744.2	4,714.2
10 years later	4,593.1

III. Cumulative net (deficiency)/redundancy	$(127.5)	$(177.2)	$(323.4)	$(405.6)	$286.0	$(160.2)	$277.0	$(428.5)	$(267.2)	$(100.3)	$—
Percent (deficient)/redundant	(2.9)%	(3.9)%	(7.1)%	(9.0)%	5.4%	(3.2)%	4.9%	(8.9)%	(6.6)%	(3.1)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	5,559.2	5,893.0	5,996.2	5,898.5	6,574.0	6,545.8	6,730.0	8,830.6	7,878.1	6,331.6	—
Less: gross re-estimated reinsurance recoverable	(966.0)	(1,178.8)	(1,128.8)	(996.2)	(1,567.9)	(1,302.4)	(1,300.7)	(3,586.6)	(3,541.1)	(2,974.2)	—

Net re-estimated liability	$4,593.1	$4,714.2	$4,867.4	$4,902.3	$5,006.1	$5,243.4	$5,429.3	$5,244.0	$4,337.0	$3,357.4	$—

V. Cumulative net amount of liability paid through:
1 year later	1,390.1	1,476.6	1,591.9	1,687.3	1,815.2	1,966.5	2,007.9	1,892.0	1,656.7	1,463.7	—
2 years later	2,240.8	2,372.6	2,621.3	2,735.4	2,954.8	3,136.2	3,213.8	3,101.3	2,834.7
3 years later	2,821.9	3,083.3	3,331.1	3,518.0	3,709.2	3,882.3	4,057.3	4,040.5
4 years later	3,328.3	3,571.3	3,872.2	4,044.0	4,125.9	4,394.5	4,677.2
5 years later	3,672.7	3,961.5	4,233.4	4,282.8	4,421.0	4,736.0
6 years later	3,978.3	4,225.4	4,398.1	4,464.4	4,627.2
7 years later	4,186.9	4,329.4	4,516.6	4,584.6
8 years later	4,265.6	4,416.0	4,609.4
9 years later	4,335.6	4,485.7
10 years later	4,392.9

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

        The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the OneBeacon Acquisition under the NICO Cover and the GRC Cover. See Note 4, "Third Party Reinsurance" in the accompanying Consolidated Financial Statements for a description of the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing OneBeacon's reinsurance recoverables in 2001 and 2002 and reducing its reserve deficiency for each of the years presented prior to the OneBeacon Acquisition by the amount of the reserves ceded at the time these covers were purchased. See "Asbestos and Environmental Reserves" under "CRITICAL ACCOUNTING ESTIMATES" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of the NICO Cover on OneBeacon's net loss and LAE reserve position. The table presented below represents OneBeacon's cumulative net deficiency without regard to the NICO Cover and the GRC Cover.

	Years Ended December 31,
($ in millions)
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Cumulative net deficiency adjusted for the NICO Cover and the GRC Cover	$(1,831.1)	$(1,906.6)	$(2,076.5)	$(2,194.9)	$(1,560.9)	$(2,092.3)	$(1,788.0)	$(428.5)	$(267.2)	$(100.3)	$—
Percent deficient	(41.0)%	(42.0)%	(45.7)%	(48.8)%	(29.5)%	(41.2)%	(31.3)%	(8.9)%	(6.6)%	(3.1)%	—%

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
($ in millions)
	2004	2003	2002
Statutory reserves	$4,413.4	$5,085.5	$6,029.0
Reinsurance recoverable on unpaid losses and LAE(1)	1,046.8	1,197.5	1,650.9
Reserves allocated from other segments	44.5	—	—
Other(2)	(29.2)	(41.8)	(49.4)

GAAP reserves	$5,475.5	$6,241.2	$7,630.5

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)
Primarily represents long-term workers compensation loss and LAE reserve discount recorded of $36.1 million, $38.0 million and $42.2 million in 2004, 2003 and 2002 in excess of statutorily defined discount.

WHITE MOUNTAINS RE

        During 2004, White Mountains formed White Mountains Re, which combined Folksamerica, Fund American Reinsurance Company, Ltd. ("Fund American Re") and WMU with the newly acquired Sirius to form a cohesive, global reinsurance organization.

        White Mountains Re offers lead capacity for reinsurance on most property, accident & health and liability exposures and writes direct program insurance business through Sirius America. White Mountains Re also provides reinsurance advisory services through WMU, specializing in international property and marine excess reinsurance. White Mountains Re has offices in Belgium, Bermuda, Chicago, Connecticut, Dublin, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2004 and 2003, White Mountains Re had $8.2 billion and $3.7 billion of total assets and $1.7 billion and $1.0 billion of shareholder's equity, respectively.

        Folksamerica, which became a wholly-owned subsidiary of White Mountains in 1998, is a multi-line property and casualty reinsurer that provides reinsurance to insurers primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan. Folksamerica Re is rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best.

        On April 16, 2004, White Mountains completed the Sirius Acquisition, through which the principal operating companies acquired were Sirius International and Sirius America. Stockholm-based Sirius International is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia and is the largest reinsurance company domiciled in Scandinavia (based on gross written premiums). Sirius America is a U.S.-based insurer that specializes in primary insurance programs. Sirius International and Sirius America are both rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best.

        Effective October 1, 2003, White Mountains Re acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance ("CNA Re"), a division of CNA Financial Corporation (the "CNA Re Agreement"). Under the terms of the CNA Re Agreement, White Mountains Re pays CNA Re a renewal commission on the premiums renewed over the two contract renewal periods subsequent to October 1, 2003. The renewal commission is 3% for the initial renewal and 2% for the second renewal.

        In December 2001, White Mountains formed WMU, a reinsurance advisory company domiciled in Ireland. As part of a corporate reorganization, WMU established a sister company in Bermuda in June 2003. WMU provides reinsurance underwriting advice and reinsurance portfolio analysis services to both Folksamerica and Olympus Reinsurance Company Ltd. ("Olympus"). Prior to the Sirius Acquisition, WMU's Irish company, a specialist in handling non-marine property treaty excess of loss classes, expanded White Mountains Re's international profile, particularly in the United Kingdom, Continental Europe, Japan and Australia. WMU's Bermuda company specializes in excess reinsurance coverages for the marine and energy sector.

        Since 1999, in addition to the transactions discussed above, White Mountains Re has made the following acquisitions:

  •
  On November 11, 2004, Sirius International acquired 100% of Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S ("Tryg Baltica"). Following the closing, White Mountains Re placed Tryg Baltica into runoff, though it is anticipated that select business will be renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and will manage the company's runoff administration.

  •
  On March 31, 2004, Folksamerica acquired 100% of the Sierra Insurance Group companies (the "Sierra Group"). Subsequent to the acquisition, the Sierra Group companies, which previously wrote mainly workers compensation business, were placed into runoff and all of the acquired companies' runoff claims administration was transferred to TPAs working under White Mountains Re's direction.

  •
  In 2002, Folksamerica acquired 100% of Imperial Casualty and Indemnity Insurance Company ("Imperial"), a company in run-off.

  •
  In 2001, Fund American Re acquired substantially all of the international reinsurance operations of Folksam and Folksamerica acquired 100% of C-F Insurance Company ("C-F"), a company in run-off.

  •
  In 2000, Folksamerica acquired substantially all the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital") and 100% of PCA Property & Casualty Insurance Company ("PCA"), a company in run-off.

  •
  In 1999, Folksamerica acquired 100% of USF Re Insurance Co. ("USF Re").

Reinsurance Overview

        Reinsurance is an arrangement in which a reinsurance company (the "reinsurer") agrees to indemnify an insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from large or multiple losses, and assisting in maintaining acceptable capital levels as well as financial and operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

        Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding insurer. Treaty reinsurance is typically written on either a quota share or excess of loss basis. A quota share reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed an agreed retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine pricing for each exposure.

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

Classes of Business

        White Mountains Re writes three main classes of reinsurance: liability, property and accident and health. White Mountains Re's net written premiums by class of business for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
Business class (Millions)
	2004	2003	2002
Liability	$524.5	$450.7	$344.2
Property	432.1	314.6	252.2
Accident and Health	151.6	88.4	68.1
Other	138.1	32.0	23.7

Total	$1,246.3	$885.7	$688.2

        White Mountains Re writes both treaty and facultative reinsurance, as well as direct business. The majority of White Mountains Re's premiums are derived from treaty reinsurance contracts both on a quota share and an excess of loss basis, which in 2004 amounted to 55% and 34%, respectively, of its total net written premiums, while direct business represented 11% of total net written premium.

        During the years ended December 31, 2004, 2003 and 2002, White Mountains Re received no more than 10% of its gross reinsurance premiums from any individual ceding company. During the years ended December 31, 2004, 2003 and 2002, White Mountains Re received approximately 51%, 58% and 57%, respectively, of its gross reinsurance written premiums from three major, third-party reinsurance brokers as follows: (1) AON Re—22%, 25% and 28%, respectively; (2) Benfield—16%, 19% and 14%, respectively; and (3) Guy Carpenter—13%, 14% and 15%, respectively.

Geographic Concentration

        White Mountains Re's net written premiums by geographic region for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
Geographic region (Millions)
	2004	2003	2002
United States	$846.7	$702.5	$529.8
Europe	303.5	114.0	88.0
Canada, the Caribbean and Latin America	42.4	53.6	58.8
Asia and Other	53.7	15.6	11.6

Total	$1,246.3	$885.7	$688.2

Marketing

        White Mountains Re, which conducts its reinsurance business through Folksamerica and Sirius International, obtains most of its reinsurance business from reinsurance brokers. Business submissions come from intermediaries that represent the ceding company or through submissions recommended by WMU. White Mountains Re considers both the intermediary and the ceding company to be its clients in any placement. White Mountains Re has developed strong business relationships over a long period of time with the management of many of its ceding companies. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participation to qualified reinsurers until the program is fully subscribed.

        White Mountains Re pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring and administering the business being reinsured (commissions, premium taxes and certain miscellaneous expenses). Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce. The reinsurance intermediary's commissions constitute a significant portion of White Mountains Re's total acquisition costs.

        As mentioned above, White Mountains Re also writes direct program business through Sirius America, which began its program insurance operations in 1999. Sirius America works with managing general agents to produce U.S. based liability, property and accident & health insurance programs for small and mid-sized commercial accounts. Sirius America establishes strict underwriting guidelines, closely monitors all exposures and performs periodic on-site audits of the managing general agents to confirm compliance with established guidelines and procedures.

Underwriting and Pricing

        White Mountains Re derives its business from a broad spectrum of ceding insurers including national, regional, specialty and excess and surplus lines writers, both in the United States and internationally. White Mountains Re determines which risks it accepts based on the anticipated underwriting results of the transaction, which are evaluated on a variety of factors including types of risk, the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

        White Mountains Re's underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential clients before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and by estimating future loss and LAE costs. White Mountains Re accepts contracts that are anticipated to generate expected returns on capital and an underwriting profit. White Mountains Re's pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer's underwriting and claims experience and the primary insurer's financial condition. Folksamerica's underwriters and claims personnel perform regular audits on certain classes of business to monitor the ceding company's pricing and claim handling discipline. Sirius International's underwriters frequently communicate with ceding companies to discuss current terms and conditions. Additionally, White Mountains Re's finance staff reviews the financial stability and creditworthiness of certain ceding companies. Such reviews provide important input to support underwriting decisions.

        White Mountains Re and other reinsurance companies have sought to mitigate the risk associated with future terrorist attacks in a similar manner as primary insurers. Since the Attacks, reinsurers have attained significant price increases across all lines of reinsurance in response to greater perceived policy exposures. Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions which are generally imposed on primary writers. For example, the Terrorism Act is not applicable to reinsurers. As a result, exclusions are more often dictated by the marketplace than by regulation. White Mountains Re evaluates terrorism exposure to its ceding company clients and applies exclusions as appropriate. For example, reinsurance written on commercial risks subsequent to the Attacks generally contain clauses that exclude certified acts of terrorism. Reinsurance on personal risks written subsequent to the Attacks generally contain exclusions related to nuclear, biological and chemical attacks.

Claims Management

        White Mountains Re maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from its customers. Folksamerica's claims staff also regularly perform on site claim reviews to assess and suggest improvements regarding the reinsured's claim handling ability and reserving techniques. In addition, all of White Mountains Re's claims specialists review loss information provided by the reinsured for adequacy. The results of these claim reviews are shared with the actuaries and underwriters to ensure that they are making the correct assumptions in pricing products and that all relevant information is used in establishing loss reserves.

        White Mountains Re also uses TPAs for certain other claims, including the direct program business written by Sirius America and run-off claims related to the Sierra and PCA acquisitions. White

Mountains Re's claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPA.

Competition

        In general, White Mountains Re competes for reinsurance business with other major global reinsurers, local reinsurers in certain markets and reinsurance divisions of direct insurance companies. Competition in the worldwide reinsurance market is influenced by a variety of factors, including financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

        Through Folksamerica, White Mountains Re competes with all of the larger U.S. reinsurance companies. As reported by the Reinsurance Association of America ("RAA") for the nine month period ending September 30, 2004, (the most recent data available), Folksamerica wrote approximately 6% of gross written premiums of all reinsurance companies that are viewed as direct competition. The reinsurance companies writing the largest portion of gross premiums in this period were: XL Reinsurance America (18%), Transatlantic Reinsurance Company (16%) and Everest Reinsurance Company (15%).

        Through Sirius International, the largest reinsurance company domiciled in Scandinavia (based upon gross written premiums), White Mountains Re competes with many of the larger European and international reinsurance companies, including Munich Re, Swiss Re, Hannover Re, Lloyds, Partner Re and Everest Re.

        White Mountains Re, through its operating subsidiaries, has a long history of close relationships with ceding companies and maintains a disciplined underwriting strategy which, among other things, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. White Mountains Re also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs. Additionally, White Mountains Re's acquisition strategy has contributed to its growth. Since 1995, White Mountains Re has completed ten acquisitions of other insurance and reinsurance organizations. In virtually all cases the acquired entities were fundamentally sound, but were owned by organizations that no longer considered them core businesses.

Reinsurance Protection

        White Mountains Re has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, White Mountains Re utilizes a variety of tools and analyses, including catastrophe modeling software packages. White Mountains Re regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and, if deemed necessary, the purchase of catastrophe reinsurance.

        Folksamerica's primary reinsurance protection is through quota share arrangements with Olympus. These arrangements are designed to increase Folksamerica's capacity to capitalize on the improved pricing trends that accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Under its quota share agreements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.

        Under its prior ownership, Sirius' threshold for risk exposure and earnings volatility was extremely low. As a consequence, Sirius purchased many reinsurance protections at significant costs. These protections were purchased primarily to reduce the company's property catastrophe exposure on both a treaty and facultative basis. Under White Mountains Re's ownership, Sirius' reinsurance purchasing is coordinated with that of Folksamerica on a group-wide basis. Selective purchases are made primarily for property catastrophe protection. Effective April 1, 2004, Sirius International entered into a quota share reinsurance agreement with Olympus. Under this agreement, Sirius International cedes 25% of its short-tailed proportional and excess of loss business to Olympus. White Mountains Re receives an override commission on the premiums ceded to Olympus.

        Reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies. Therefore, collectibility of balances due from its retrocessional reinsurers is critical to White Mountains Re's financial strength. See Note 4—"Third Party Reinsurance" to the accompanying Consolidated Financial Statements for a discussion of White Mountains Re's top reinsurers.

Loss and Loss Adjustment Expense Reserves

        White Mountains Re establishes reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. See "CRITICAL ACCOUNTING ESTIMATES" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a full discussion regarding White Mountains Re's loss reserving process.

        The following information presents (1) White Mountains Re's reserve development over the preceding ten years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

        Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2004. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2004. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

        The following table includes the complete loss development history for all periods presented for all companies acquired by White Mountains Re as if the companies had been combined from their inception.

This table includes development on reserves reported by acquired companies before those companies were acquired by White Mountains Re

	White Mountains Re Loss and LAE(1),(2),(3)(4) Years Ended December 31,
($ in millions)
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
I. Liability for unpaid losses and LAE:
Gross balance	$1,642.7	$1,895.7	$2,448.2	$2,386.1	$2,524.2	$2,299.6	$3,175.1	$3,917.3	$3,925.1	$3,910.4	$4,170.3
Less: reins. recoverables on unpaid losses and LAE	(299.2)	(336.6)	(524.7)	(513.3)	(592.9)	(651.0)	(1,148.5)	(1,353.7)	(1,277.6)	(1,214.6)	(1,346.6)

Net balance	$1,343.5	$1,559.1	$1,923.5	$1,872.8	1,931.3	$1,648.6	$2,026.6	$2,563.6	$2,647.5	$2,695.8	$2,823.7

II. Net liability re-estimated as of:
1 year later	1,411.7	1,470.8	1,937.9	1,855.4	2,001.3	1,908.2	2,491.9	2,617.0	2,844.0	2,718.4	—
2 years later	1,372.1	1,482.1	1,871.0	1,889.2	2,036.4	2,169.0	2,500.7	2,844.8	2,881.9
3 years later	1,382.3	1,423.4	1,909.2	1,862.8	2,011.9	2,175.0	2,744.5	2,907.7
4 years later	1,326.0	1,499.0	1,903.8	1,834.3	2,012.5	2,369.9	2,793.7
5 years later	1,408.0	1,483.4	1,870.1	1,817.6	2,065.9	2,388.3
6 years later	1,395.6	1,445.3	1,842.7	1,837.0	2,079.0
7 years later	1,364.0	1,416.8	1,854.5	1,842.1
8 years later	1,345.3	1,426.7	1,857.4
9 years later	1,360.6	1,426.5
10 years later	1,365.3

III. Cumulative net (deficiency)/redundancy	$(21.8)	$132.6	$66.1	$30.7	$(147.7)	$(739.7)	$(767.1)	$(344.1)	$(234.4)	$(22.6)	—
Percent (deficient)/ redundant	(1.6)%	8.5%	3.4%	1.6%	(7.6)%	(44.9)%	(37.9)%	(13.4)%	(8.9)%	(.8)%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	1,691.6	1,753.4	2,402.0	2,402.8	2,738.2	3,052.2	4,135.2	4,412.4	4,256.3	4,005.6	—
Less: gross re-estimated reinsurance recoverable	(326.3)	(326.9)	(544.6)	(560.7)	(659.2)	(663.9)	(1,341.5)	(1,504.7)	(1,374.4)	(1,287.2)	—

Net re-estimated liability	$1,365.3	$1,426.5	$1,857.4	$1,842.1	$2,079.0	$2,388.3	$2,793.7	$2,907.7	$2,881.9	$2,718.4	—

V. Cumulative net amount of liability paid through:
1 year later	479.7	463.5	504.5	498.7	542.9	420.5	689.2	729.8	994.0	720.9	—
2 years later	710.1	665.3	771.2	830.9	741.1	860.2	1,167.4	1,429.6	1,394.5
3 years later	836.0	788.4	1,007.0	975.3	1,008.0	1,142.4	1,731.1	1,720.3
4 years later	905.3	940.9	1,147.4	1,129.5	1,181.6	1,516.1	1,936.7
5 years later	1,012.8	1,018.6	1,258.2	1,242.9	1,382.7	1,658.7
6 years later	1,062.6	1,088.7	1,351.0	1,317.4	1,487.3
7 years later	1,111.0	1,158.8	1,405.6	1,384.2
8 years later	1,162.4	1,200.7	1,457.7
9 years later	1,195.1	1,246.1
10 years later	1,235.2

(1)
The table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica through an instrument of transfer and assumption approved by the appropriate insurance regulators. Under the instrument, insurance regulators require that Folksamerica report reserve development as if the companies had been combined from their inception.

(2)
Folksamerica became a wholly owned subsidiary of White Mountains during 1998. Reserve development for the years ended 1994 through 1997 reflects development on reserves established before White Mountains consolidated Folksamerica's results.

(3)
Sirius, including Scandinavian Re, became a wholly owned subsidiary of White Mountains during 2004. Reserve development for the years ended 1994 through 2003 reflects development on reserves established before White Mountains consolidated Sirius' results. See table, below.

(4)
Loss and LAE reserves for Tryg Baltica (acquired in November, 2004) are only included as of December 31, 2004, due to lack of availability of loss development history on a comparable basis. Net loss and LAE reserves for Tryg Baltica are $134.5 million as of December 31, 2004.

        The cumulative net (deficiency)/redundancy in the table above reflects adverse development recorded by Scandinavian Re, which was acquired by White Mountains Re in 2004 and has been in run-off since 2002. This has the effect of significantly increasing White Mountains Re's cumulative deficiency for each of the years presented in the table, including the years prior to White Mountains Re's acquisition of Sirius. The table presented below represents White Mountains Re's cumulative net (deficiency)/redundancy excluding Scandinavian Re:

	Years Ended December 31,
($ in millions)
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Cumulative net (deficiency) /redundancy, excluding Scandinavian Re	$(6.3)	$159.2	$90.6	$42.1	$(64.6)	$(244.8)	$(74.0)	$(20.8)	$(30.6)	$13.7	$—

Percent (deficient) / redundant	(0.5)%	10.4%	4.8%	2.3%	(3.6)%	(17.8)%	(5.5)%	(1.5)%	(1.9)%	0.7%	—%

        The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
(Millions)
	2004	2003	2002
Regulatory reserves	$3,092.0	$1,325.9	$1,148.8
Reinsurance recoverable on unpaid losses and LAE(1)	948.2	480.5	513.2
Discount on loss reserves	245.2	—	—
Reserves allocated to other segments	(91.2)	(31.5)	—
Purchase accounting and other	(23.9)	2.3	2.3

GAAP reserves	$4,170.3	$1,777.2	$1,664.3

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

ESURANCE

        The Esurance group of companies, which is headquartered in San Francisco, have been part of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Most customer interaction with the company takes place through Esurance's website, www.esurance.com. Through the website, customers can get real-time quotes, compare quotes from other companies, purchase their policies, report claims and manage their accounts.

        Esurance's underwriting companies, Esurance Insurance Company and Esurance Property and Casualty Insurance Company, are both rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best. Additionally, the Esurance segment also includes insurance ceded by Esurance to its affiliate, Folksamerica.

Geographic Concentration

        As of December 31, 2004, Esurance is writing business in 17 states. These states represent 66% of premium volume for the entire U.S. personal automobile insurance market. For the years ended December 31, 2004, 2003 and 2002, Esurance's business was produced in the following states:

	Year Ended December 31,
Net written premiums by state
	2004	2003	2002
California	25%	32%	43%
Florida	24	24	14
Texas	11	15	12
Michigan	7	5	1
Pennsylvania	5	7	7
New York	5	2	4
Other	23	15	19

Total	100%	100%	100%

Marketing

        Esurance distributes approximately 80% of its business directly to customers online and over the phone. For this business, Esurance does not pay agent commissions on either new or renewal policies. The remaining 20% of Esurance's business is distributed through large online agents. Esurance targets convenience-focused, technology savvy consumers who use the Internet for most of their financial services transactions.

        Esurance attracts its target customers through a continuously optimized mix of online and offline advertising. Esurance advertises on a wide variety of insurance, finance, and automotive sites, along with major portals (e.g., MSN and Yahoo!) and search advertisers, like Google. Esurance also advertises on television, radio and through direct mail.

Underwriting and Pricing

        With its web-enabled technology, Esurance collects and verifies detailed underwriting information in real-time while customers transact with the company online. This real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models. Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown. As a result, Esurance can quote rates to customers that most closely correspond to the individual risk characteristics of the customer, enabling Esurance to focus on keeping insurance rates competitive without compromising the company's loss ratio targets.

Competition

        Esurance competes with national and regional personal automobile insurance companies, though Esurance's main competition is other direct writers like Progressive, GEICO, and 21st Century.

        Esurance leverages web-enabled technology, allowing it to capture data real-time and react to market shifts. With an array of customer information at its disposal, Esurance is continually able to refine pricing, enhance its auto product and optimize dollars spent on marketing. Technology also allows Esurance to provide high quality, 24/7 customer service and claims handling for a competitive price.

        Esurance's paperless business process allow the company to significantly reduce operating costs typically associated with policy processing, verification and endorsement activities. As a result, the company is able to achieve efficient, low-cost acquisition and operating expense structures.

Claims Management

        Esurance handles its claims through regional claim centers in California, Florida, Texas and New York. Esurance takes the initial notice of loss at the company's customer service center, which is available for customers 24 hours a day, 365 days a year. The loss reporting unit then assigns claims to the regional claim centers.

        Esurance's claims organization leverages technology to reduce cycle times. Rapid response to and resolution of claims creates a stronger relationship with customers, while also decreasing ancillary claims costs, such as rental car fees. Additionally, Esurance maintains a special investigative unit designed to detect insurance fraud, and actively supports efforts by regulatory bodies and trade associations to curtail the cost of insurance fraud.

Catastrophe Risk

        Esurance's sole line of business is personal automobile insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance's customers elect coverage for physical damage (85%), resulting in exposure to catastrophe losses at Esurance for hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance's broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event. Esurance estimates that its PML for a single event is less than 1% of net written premium.

Loss and Loss Adjustment Expense Information

        The process of estimating reserves for Esurance is similar to the process described in "Loss and Loss Adjustment Expense Reserves" in the "ONEBEACON" discussion and, as of any given date, is inherently uncertain. As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the "claim-tail." Esurance writes primarily "short-tail" personal automobile insurance policies, which reduces the uncertainty inherent in its loss and LAE reserves when compared to insurance companies that write "long-tail" policies, such as workers compensation.

        Management believes that Esurance's loss and LAE reserves as of December 31, 2004 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company's future results of operations.

        The following information presents (1) Esurance's reserve development over the four years since inception and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

        Section I of the table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid losses and LAE. The liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR reserves. In accordance with GAAP, the liability for unpaid losses and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid losses and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

        Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2004. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2004. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	Esurance Loss and LAE(1),(2) Years Ended December 31,
($ in millions)
	2001	2002	2003	2004
I. Liability for unpaid losses and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0
Less: reinsurance recoverables on unpaid losses and LAE	—	—	—	0.1

Net balance	$4.0	$15.5	$39.1	$62.9

II. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	—
2 years later	4.4	15.3
3 years later	4.3

III. Cumulative net (deficiency)/ redundancy	$(0.3)	$0.2	$5.1	$—
Percent (deficient)/redundant	(6.7)%	1.3%	13.0%	—%

IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	4.3	15.3	34.2	—
Less: gross re-estimated reinsurance recoverable			0.2

Net re-estimated liability	$4.3	$15.3	$34.0	$—

V. Cumulative net amount of liability paid through:
1 year later	2.5	9.3	18.9	—
2 years later	3.3	12.2
3 years later	3.9

(1)
The table consists of reserve information for Esurance Insurance Company, Esurance Property & Casualty Insurance Company, and business ceded by Esurance to Folksamerica.

(2)
Esurance became a wholly owned subsidiary of White Mountains during 2000.

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
(Millions)
	2004	2003	2002
Statutory reserves	$16.2	$7.6	$15.5
Reserves allocated from other segments	46.7	31.5	—
Reinsurance recoverable on unpaid losses and LAE(1)	.1	—	—

GAAP reserves	$63.0	$39.1	$15.5

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

OTHER OPERATIONS

The Company and its Intermediate Holding Companies

        The Company's intermediate holding companies include Fund American and Fund American Enterprises Holdings, Inc. ("FAEH"), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Barbados, Luxembourg, Sweden and Bermuda. White Mountains arranges the majority of its financing through the Company and these intermediate holding companies.

        In May 2003, Fund American issued $700 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). The net proceeds from the issuance of the Senior Notes were used to repay all of the term loans and a portion of the revolving loan (with the remainder repaid with cash on hand) under Fund American's previous bank facility.

        In September 2003, Fund American terminated its old revolving credit facility, which then consisted solely of an undrawn $175 million revolving credit line, and replaced it with a new $300 million revolving credit facility (the "Bank Facility"), under which both Fund American and the Company are permitted borrowers. In August 2004, Fund American restructured and re-syndicated the Bank Facility to increase the availability under the revolving credit facility to $400 million and to extend the maturity from September 2006 to August 2009. As of December 31, 2004, the Bank Facility was undrawn.

        As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway, Inc. ("Berkshire") invested a total of $300 million in cash, of which (1) $225 million was for the purchase of preferred stock of Fund American (the "Berkshire Preferred Stock"), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 Common Shares of the Company (the "Warrants"). The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. During 2004, Berkshire exercised its warrants for $294 million in cash.

        Also as part of the financing of the OneBeacon Acquisition, Zenith Insurance Company ("Zenith") purchased $20 million in cumulative non-voting preferred stock of FAEH (the "Zenith Preferred Stock"). The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter. The Zenith Preferred Stock is mandatorily redeemable on May 31, 2011. At the Company's option, the Zenith Preferred Stock may be redeemed on June 30, 2007.

International American Group

        In October 1999, White Mountains acquired the group of companies included in the International American Group, which included American Centennial, British Insurance Company and Peninsula.

        Delaware-domiciled American Centennial and Cayman Island-domiciled British Insurance Company are property and casualty insurance and reinsurance companies in run-off. At December 31, 2004 and 2003, American Centennial had $61.3 million and $61.1 million of total assets and $21.0 million and $22.6 million of shareholder's equity, respectively. At December 31, 2004 and 2003, British Insurance Company had $33.4 million and $25.7 million of total assets and $4.5 million and $5.6 million of shareholder's equity, respectively.

        In January 2004, White Mountains sold Peninsula, which is a Maryland-domiciled property and casualty insurer, for $23.3 million. At December 31, 2003 Peninsula had $60.6 million of total assets and $21.7 million of shareholder's equity, respectively. For the years ended December 31, 2003 and 2002, Peninsula had $34.1 million and $29.5 million of net written premiums, respectively.

INVESTMENTS

        The investment portfolios of White Mountains' insurance and reinsurance operations consist primarily of fixed maturity investments but also consist, in part, of short-term investments, common equity securities and other investments (principally investments in limited partnership interests). White Mountains' management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time and balanced with leverage and insurance risk considerations. White Mountains seeks to maximize after-tax risk-adjusted returns over the long term.

        At December 31, 2004, approximately 99% of White Mountains' fixed maturity investments received an investment grade rating from Standard and Poor's ("S&P") or from Moody's Investor Services ("Moody's") if a given security is unrated by S&P. S&P and Moody's are two third party rating agencies that assess the credit quality of companies that have publicly issued debt. An investment grade rating, which is indicative of a strong credit profile of an issuer, is defined as "BBB-" (Adequate, the 10th highest of 24 ratings) or better by S&P and "Baa3" (Adequate, the 10th highest of 21 ratings) or better by Moody's. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

        At December 31, 2004 White Mountains' consolidated investment portfolio consisted of $7,900.0 million (75%) of fixed maturity investments, $1,058.2 million (10%) of short-term investments, $1,043.9 million (10%) of common equity securities and $527.4 million (5%) of other investments. White Mountains' fixed maturity investments at December 31, 2004 consisted principally of corporate debt securities (49%), U.S. government and agency securities (30%), foreign government obligations (10%), mortgage-backed securities (9%) and preferred equity securities and municipal bonds (2%).

        White Mountains' investment philosophy is to invest all assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income, realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with a view towards achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. At December 31, 2004, the duration of White Mountains' fixed maturity investments and short-term investments was approximately 3 years.

Montpelier Re Holdings Ltd. ("Montpelier")

        In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly owned subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re is a Bermuda-domiciled insurance and reinsurance company that was formed with approximately $1.0 billion in capital to respond to the then favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re has initially focused on property reinsurance business. Montpelier Re is rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best. On October 15, 2002, Montpelier successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. White Mountains initially invested $180 million in Montpelier in exchange for 10.8 million common shares and warrants to acquire 4.8 million additional common shares of Montpelier.

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7.2 million. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

Investments in Unconsolidated Affiliates

Symetra Financial Corporation ("Symetra")

        On August 2, 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra's eight member board of directors.

        Symetra's total revenues and net income for the five months ended December 31, 2004 were $701.9 million and $54.3 million, respectively. Symetra's total assets and shareholders' equity as of December 31, 2004 were $22.1 billion and $1.4 billion, respectively. As of December 31, 2004, White

Mountains' total investment in Symetra was $248.4 million, excluding $56.6 million of equity in unrealized gains from Symetra's fixed maturity investments.

Main Street America Holdings, Inc. ("MSA")

        MSA is a subsidiary of National Grange Mutual Insurance Company ("NGM"), a New Hampshire-domiciled property and casualty insurance company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. White Mountains owns 50% of the outstanding common stock of MSA and accounts for this investment using the equity method. White Mountains' investment in MSA was $161.6 million and $142.8 million at December 31, 2004 and December 31, 2003, respectively. MSA's net written premiums totaled $454.5 million, $427.6 million and $357.3 million and its net income (loss) was $29.6 million, $29.3 million and ($13.2) million in 2004, 2003 and 2002. MSA's total assets as of December 31, 2004 and 2003 were $978.1 million and $875.1 million and its shareholders' equity was $323.3 million and $290.4 million. The principal insurance operating subsidiaries of NGM and MSA are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best.

REGULATION

United States

        White Mountains' U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

        Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC has adopted risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains' active insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

        As a condition of its license to do business in certain states, White Mountains' insurance operating subsidiaries are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which OneBeacon is required to participate. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of individuals who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

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

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2004, the reserve for such assessments at OneBeacon totaled $18.3 million.

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

        White Mountains' U.S. insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains investment portfolio at December 31, 2004 complied with such laws and regulations in all material respects.

        One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains' U.S.-based insurance and reinsurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See "Dividend Capacity" in the "LIQUIDITY AND CAPITAL RESOURCES" section of Item 7 for further discussion.

        White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains' insurance and reinsurance operating subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance and reinsurance operating subsidiaries impose regulatory application and approval requirements on acquisitions of Common Shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of White Mountains' Common Shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

        While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. A federal law enacted in 2002, the Terrorism Act, provides a "back-stop" to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry's aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop", primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See "Terrorism" in the "ONEBEACON" `section of this Item for a further discussion of the Terrorism Act.) A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

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

Sweden

        In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, under GAAP, an amount equal to Sirius International's safety reserve of $1.1 billion at December 31, 2004, net of the related deferred tax liability established at the statutory Swedish tax rate of 28%, is classified as equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

RATINGS

        Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. A.M. Best currently rates OneBeacon's, White Mountains Re's and Esurance's principal operating insurance subsidiaries "A" (Excellent, the third highest of fifteen ratings) and NFU "A-" (Excellent, the fourth highest of fifteen ratings). White Mountains believes that strong ratings are important factors in the marketing of insurance and reinsurance products to agents and consumers and ceding companies.

EMPLOYEES

        As of December 31, 2004, White Mountains employed 5,030 persons (consisting of 65 persons at the Company and its intermediate holding companies, 3,868 persons at OneBeacon, 542 persons at White Mountains Re, 542 persons at Esurance and 13 persons at the International American Group companies). Management believes that White Mountains has satisfactory relations with its employees.

AVAILABLE INFORMATION

        The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC. In addition, the Company's code of business conduct and ethics as well as the various charters governing the actions of certain of the Company's Committees of its Board of Directors, including its Audit Committee, Compensation Committee and its Nominating and Governance Committee, are available at www.whitemountains.com.

        The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 80 South Main Street, Hanover, New Hampshire 03755, telephone number (603) 640-2200. Additionally, all such documents are physically available at the Company's registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

Item 2. Properties

        The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. White Mountains Re's headquarters is in Hamilton, Bermuda with an additional office in New Jersey. Folksamerica is headquartered in New York, New York with branch offices in various cities throughout the United States. Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe and Asia. WMU maintains offices in Dublin, Ireland and Hamilton, Bermuda. The home office of OneBeacon is located in Boston, Massachusetts, with branch offices in various cities throughout the United States. Esurance is headquartered in San Francisco, California with various offices throughout the United States. In addition, the Company maintains a professional office in Hanover, New Hampshire which serves as its principal executive office, and an office in Guilford, Connecticut, which houses its investment and corporate finance functions.

        The Company's headquarters, registered office, principal executive office and investment and corporate finance office are leased. Sirius International's home office in Sweden and substantially all of its branch offices, as well as WMU's offices in Ireland and Bermuda are leased. Folksamerica's home office, and its branch offices are leased as well. The home office of OneBeacon and most of its branch offices are leased with the exception of branch offices located in New York, which are owned by OneBeacon. Certain leased and owned OneBeacon office locations have been leased or subleased to

Liberty Mutual in connection with the Liberty Agreement for a period of no more than three years. Management considers its office facilities suitable and adequate for its current level of operations.

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

        In November 2004, OneBeacon Insurance Group received a subpoena from the Attorney General of the State of New York requesting documents and seeking information relating to the conduct of business between insurance brokers and OneBeacon. Subsidiaries of the Company have also received information requests from various state insurance departments regarding producer compensation arrangements. White Mountains believes these requests are part of the ongoing, industry-wide investigation regarding industry sales practices.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by the subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs have recently increased their damages demand from $66 million to approximately $185 million, which they allege represents two years of their lost profits in the subject business. White Mountains, its named subsidiaries and employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit. In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious. OneBeacon is seeking compensatory damages of $9 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them.

        On January 30, 2001, an action was filed in Los Angeles on behalf of Sierra National Life Insurance Holdings, Inc. ("Sierra Holdings", which is not related to the Sierra Group, as previously defined), a dissolved corporation in which White Mountains held a 28.8% interest, against Credit Lyonnais, S.A. and other parties who were the successful bidders for the assets of Executive Life Insurance Company ("ELIC"), a California insurer, in the 1991 sale of those assets conducted by the California Commissioner of Insurance. Sierra Holdings alleged that defendants' acquisition violated both federal and state law and that, but for defendants' wrongful acts, it would have been chosen to purchase ELIC's assets. Sierra Holdings settled its claims against Credit Lyonnais and certain other defendants for a total of $87 million. After expenses, White Mountains share of the settlement proceeds was approximately $15 million. In addition, a default judgment regarding liability was entered at trial against another defendant, Maaf Assurances, SA, a French mutual insurer. Sierra Holdings is reviewing its options in pursuing damages against Maaf. Finally, in certain circumstances, Sierra Holdings may be entitled to additional amounts from any settlements or judgments resulting from the ongoing lawsuit by the California Commissioner of Insurance against another defendant, Artemis SA.

        In August 2000, Aramarine Brokerage, Inc. ("Aramarine"), a former insurance broker of OneBeacon's, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine. The suit originally claimed $410 million in compensatory damages for lost commissions, although Aramarine has recently reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct. During 2004, OneBeacon prevailed on a motion for summary judgment to dismiss the plaintiff's claim. OneBeacon expects the plaintiff to appeal the summary judgment upon resolution of OneBeacon's counterclaim for return commission.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's 2004 Annual General Meeting of Members, which was held on October 21, 2004 in Hamilton, Bermuda, the Company's Members approved proposals (as further described in the Company's 2004 Proxy Statement) calling for the Election of five of the Company's directors to Class I ("Proposal I"), the Election of Directors of Sirius International Insurance Corporation ("Proposal II"), the Election of Directors of Fund American Reinsurance Company, Ltd. and Scandinavian Reinsurance Company Ltd. ("Proposal III"), the Election of Directors of any new non-United States operating subsidiary ("Proposal IV") and the Approval of Appointment of PricewaterhouseCoopers as the Company's Independent Registered Accounting Firm ("Proposal V"). As of August 27, 2004, the "Record Date" for the 2004 Annual Meeting, a total of 10,769,451 Common Shares were eligible to vote.

        With respect to Proposals I, II, III and IV, 6,386,624 votes, 6,559,440 votes, 6,557,514 and 6,597,508 votes were cast in favor of the proposals, respectively, and 264,527 votes, 91,711 votes, 93,637 votes and 53,643 votes were withheld, respectively. With respect to Proposal V, 7,800,774 votes were cast in favor of the proposal, 5,971 votes were cast against the proposal and 5,952 votes abstained. These results represent the number of Common Shares voted after taking into consideration the voting cut-back of all holders with 10% or more voting control in accordance with Bye-law 47 of the Company's Bye-laws

        In connection with Proposal I, Bruce R. Berkowitz, Steven E. Fass, Edith E. Holiday, Joseph S. Steinberg and Lowndes A. Smith were elected to the Company's Board of Directors with terms ending in 2007. In connection with Proposal II, Messrs. Lars Ek, Fass, Gert Lindberg and Goran Thorstensson were elected to the Board of Directors of Sirius International Insurance Corporation. In connection with Proposal III, Messrs. Fass, Anders Henriksson, Mark Kaplen, Michael E. Maloney, Thorstensson and Michael E. Tyburski were elected to the Board of Directors of Fund American Reinsurance Company, Ltd. and Scandinavian Reinsurance Company Ltd. In connection with Proposal IV, Messrs. Barrette and Fass were elected to any new non-United States operating subsidiary that may be formed by the Company in the future.

Executive Officers of the Registrant and its Subsidiaries (As of March 1, 2005)

Name	Position	Age	Executive officer since
Raymond Barrette	President and CEO	54	1997
John P. Cavoores	Managing Director, President and CEO of OneBeacon	47	2002
Charles B. Chokel	Managing Director of White Mountains Capital, Inc.	51	2002
Steven E. Fass	President and CEO of White Mountains Re	59	2002
David T. Foy	Executive Vice President and Chief Financial Officer	38	2003
John D. Gillespie	President of WM Advisors	45	2001
Robert R. Lusardi	Executive Vice President and Managing Director of White Mountains Capital, Inc.	47	2005
J. Brian Palmer	Chief Accounting Officer	32	2001
Robert L. Seelig	Vice President and General Counsel	36	2002

        All executive officers of the Company and its subsidiaries are elected by the Board for a term of one-year or until their successors have been elected and have duly qualified. Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:

        Mr. Barrette was appointed President and CEO of the Company on January 1, 2003 and has been a director since 2000. Mr. Barrette was CEO of OneBeacon from June 2001 to December 2002 and remains its Chairman. Mr. Barrette joined White Mountains Insurance Group in November 1997 as Executive Vice President and Chief Financial Officer. He was President from January 2000 to June 2001. Prior to joining White Mountains, Mr. Barrette had 23 years of experience in the insurance business, mostly at Fireman's Fund Insurance Company. He is also Chairman of Esurance, Lead Director of Montpelier and a director of several White Mountains subsidiaries.

        Mr. Cavoores was appointed Managing Director and President of OneBeacon in December 2001 and was appointed CEO of OneBeacon in September 2003. Mr. Cavoores formerly served as a Managing Director of Fund American from 2000 to June 2001 and as a Managing Director of OneBeacon from June 2001 to December 2001. Prior to joining White Mountains in 2001, Mr. Cavoores served as Chief Operating Officer of Reliance Insurance Group from April 2000 to October 2000, and as President and CEO of National Union Fire Insurance Company (a wholly-owned subsidiary of American International Group) from May 1998 to April 2000. He was with Chubb Corporation from 1979 to 2000 in a variety of capacities, most recently as their Chief Underwriting Officer of worldwide specialty business.

        Mr. Chokel has served as Managing Director of White Mountains Capital, Inc. since September 2003. Prior to that he served as Managing Director and Chief Administrative Officer of OneBeacon since January 2003 and as Managing Director since March 2002. Prior to joining OneBeacon, Mr. Chokel served as Executive Vice President and Chief Financial Officer of Conseco, Inc. from March 2001 to March 2002 and as Co-CEO of The Progressive Corporation from January 1999 to January 2001. Mr. Chokel was with Progressive since 1978. He is also a director of other White Mountains subsidiaries.

        Mr. Fass has been a director of the Company since 2000. Mr. Fass has served as President and CEO of White Mountains Re since May 2004. Mr. Fass previously served as President and CEO of Folksamerica and its subsidiaries from 1984 to 2004. He joined Folksamerica as its Vice President, Treasurer and Chief Financial Officer in 1980. Mr. Fass also serves as Chairman of Folksamerica, a director of White Mountains Re and is a director of other White Mountains subsidiaries.

        Mr. Foy was appointed Executive Vice President and Chief Financial Officer of the Company in April 2003. Prior to joining White Mountains in 2003, Mr. Foy served as Senior Vice President and Chief Financial Officer of Hartford Life Inc. and joined that company in 1993. Prior to joining Hartford Life, Mr. Foy was with Milliman and Robertson, an actuarial consulting firm. Mr. Foy also serves as the Chairman of Symetra.

        Mr. Gillespie has served as a Deputy Chairman of the Company since January 2003 and serves as Chairman and President of WM Advisors. Mr. Gillespie served as Managing Director of OneBeacon from June 2001 to March 2003 and has been a director of the Company since 1999. He is also the founder and Managing Partner of his own investment firm, Prospector Partners, LLC ("Prospector"). Prior to forming Prospector, Mr. Gillespie was President of the T. Rowe Price Growth Stock Fund and the New Age Media Fund, Inc. Mr. Gillespie serves as a director of Montpelier, Symetra and certain White Mountains subsidiaries. Mr. Gillespie's father, George Gillespie, is Chairman of the Company.

        Mr. Lusardi was appointed Executive Vice President and Managing Director of White Mountains Capital, Inc. in February 2005. Prior to joining White Mountains, Mr. Lusardi was an Executive Vice President of XL Capital Ltd, most recently as Chief Executive of Financial Products and Services. Prior to joining XL Capital Ltd, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998.

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

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

        As of February 15, 2005, there were 394 registered holders of Common Shares, par value $1.00 per share.

        During each of 2004 and 2003 the Company declared and paid cash dividends on Common Shares of $1.00 per Common Share. The Company's dividend payment policy provides for an annual dividend payable in the first quarter of each year, dependent on the Company's financial position and the regularity of its cash flows.

        Common Shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH). The quarterly range of the daily closing price for Common Shares during 2004 and 2003 is presented below:

	2004		2003
	High	Low	High	Low
Quarter ended:
December 31	$659.00	$501.00	$461.00	$413.00
September 30	526.00	467.00	416.75	362.00
June 30	553.80	476.10	420.50	340.00
March 31	524.50	453.50	340.00	311.70

        As permitted by the agreement governing the Company's outstanding options to acquire Common Shares ("Options"), the Company accepted 97 common shares in partial satisfaction of the strike price relating to the exercise of 435 Options during the 2004 fourth quarter. The Common Shares received by the Company were valued at the applicable New York Stock Exchange closing price on the day of exercise ($629.75 per Common Share).

Item 6. Selected Financial Data

        Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2004, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts
	2004		2003		2002		2001(a)(l)	2000(l)
Income Statement Data:
Revenues	$4,553		$3,794		$4,208		$3,234	$851
Expenses	4,305		3,422		4,089		3,662	493

Pretax earnings (loss)	248		372		119		(428)	358
Income tax (provision) benefit	(47)		(127)		(11)		179	(43)
Accretion and dividends on preferred stock of subsidiaries	—		(21)	(j)	(41)		(23)	—
Equity in earnings (loss) of unconsolidated affiliates	37		57		14		1	(2)

Net income (loss) from continuing operations	238		281		81		(271)	313
Net income from discontinued operations	—		—		—		—	95 (b)
Cumulative effect of changes in accounting principles	—		—		660	(i)	—	—
Extraordinary gains	181	(k)	—		7		12	—

Net income (loss)	$419		$281		$748		$(259)	$408

Net income (loss) from continuing operations per share:
Basic	$24.05		$26.48		$7.47		$(86.52)	$53.08
Diluted	$22.67		$23.63		$6.80		$(86.52)	$52.84

Balance Sheet Data:
Total assets	$19,015		$15,882		$17,267		$18,410	$3,545
Short-term debt	—		—		33		358	—
Long-term debt	783		743		760		767	96
Deferred credits	—		—		—	(i)	683 (c)	92
Convertible preference shares	—		—		219		—	—
Mandatorily redeemable preferred stock of subsidiaries	212		195	(j)	181		170	—
Common shareholders' equity(d)	3,884		2,979		2,408		1,445	1,046
Book value per share(e)	$349.60		$293.15		$254.52		$160.36	$177.07
Fully converted tangible book value per share(f)	$342.52		$291.27		$258.82		$225.81	$187.65

Share Data:
Cash dividends paid per Common Share	$1.00		$1.00		$1.00		$1.00	$1.20
Ending Common Shares (000's)(g)	10,773		9,007		8,351		8,245	5,880
Ending equivalent Common Shares (000's)(h)	47		1,775		2,455		1,803	81

Ending Common and equivalent Common Shares (000's)	10,819		10,782		10,806		10,048	5,961

(a)
Includes the acquisition of OneBeacon on June 1, 2001 and its results of operations from that date through December 31, 2001. In connection with the OneBeacon Acquisition, White Mountains issued $1,085 million in debt. White Mountains also issued preferred stock of subsidiaries, warrants to acquire Common Shares and Convertible Preference Shares for total proceeds of $758 million.

(b)
Relates to a tax reserve release associated with the 1991 sale of Fireman's Fund Insurance Company.

(c)
Deferred credits added during 2001 resulted from the purchase of OneBeacon.

(d)
Increase in 2001 included effects of capital raising activities undertaken in connection with the OneBeacon Acquisition. Increase in 2002 included the recognition of $660 million in net deferred credits as a result of a change in accounting principles. See Note 1.

(e)
Includes the dilutive effects of outstanding Options and, for years prior to 2004, warrants to acquire Common Shares.

(f)
Book value per share plus unamortized deferred credits less goodwill and the equity in net unrealized gains from Symetra's fixed income portfolio per Common and equivalent Common Share. The 2002 fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent Common Shares.

(g)
During 2003, 677,966 Common Shares were issued in satisfaction of Convertible Preference Shares. During 2004, 1,724,200 Common Shares were issued in satisfaction of warrants exercised.

(h)
Includes outstanding Convertible Preference Shares, Options and warrants to acquire Common Shares, when applicable.

(i)
In accordance with its adoption of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), the Company recognized all of its outstanding deferred credits on January 1, 2002. See Note 1.

(j)
In accordance with its adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), on July 1, 2003, the Company reclassified its outstanding mandatorily redeemable preferred stock from mezzanine equity to liabilities on its balance sheet and, beginning in the third quarter of 2003, White Mountains began presenting all accretion and dividends on its mandatorily redeemable preferred stock as interest expense. See Note 1.

(k)
Extraordinary gains in 2004 resulted from the excess of the fair value over the cost of net assets acquired in the Sirius, Symetra, Tryg-Baltica and Sierra transactions.

(l)
For a description of the historical factors affecting OneBeacon's loss and LAE reserves prior to the OneBeacon Acquisition, see "Non-Asbestos and Environmental Reserves" under the caption "Loss and Loss Adjustment Expense Reserves" in the "OneBeacon" section of the business description contained within the Company's Amendment No. 6 to Form S-3 dated July 17, 2003 (the "Form S-3"). Such portion of the Form S-3 is incorporated by reference into this Form 10-K.

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

        The following discussion also includes two non-GAAP financial measures, adjusted comprehensive net income and fully converted tangible book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 55). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' financial performance.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

Overview

        White Mountains ended 2004 with a fully converted tangible book value per Common Share of $343, which represents an increase of 18% (including dividends) over the fully converted tangible book value per Common Share of $291 as of December 31, 2003. During 2003, fully converted tangible book value per Common Share increased by 13% (including dividends) from $259 as of December 31, 2002.

        Adjusted comprehensive net income was $539 million for 2004, compared to $360 million in 2003. Net income for 2004 was $419 million, compared to $281 million in 2003.

        The growth in book value was driven by strong investment results, particularly equities which returned 20%, and $180 million in transaction gains. This more than offset the impact of higher than expected losses from catastrophes and prior year reserve development. The growth in earnings was primarily driven by the transaction gains as both 2004 and 2003 had strong investment results.

        All three business segments performed well. OneBeacon's combined ratio in 2004 was 99%, the second consecutive year it was below 100%, and Esurance earned a profit for the first time in 2004. White Mountains Re had a combined ratio of 104% due to 11 points from catastrophes. However, the segment contributed $140 million in transaction gains and therefore was a significant contributor to the Company's growth in book value for the year.

Fully Converted Tangible Book Value Per Share

        The following table presents the Company's tangible book value per share for the years ended December 31, 2004, 2003, and 2002 and reconciles this non-GAAP measure to the most comparable GAAP measure.

	December 31,
	2004	2003	2002
Book value per share numerators (in millions):
Common shareholders' equity	$3,883.9	$2,979.2	$2,407.9
Proceeds from assumed exercise of outstanding warrants	—	300.0	300.0
Benefits to be received from share obligations under employee benefit plans	6.7	7.0	8.8
Remaining accretion of subsidiary preferred stock to face value	(108.1)	(125.5)	(139.1)

Book value per share numerator	3,782.5	3,160.7	2,577.6
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(56.6)	—	—
Assumed conversion of convertible preference shares to Common Shares	—	—	219.0
Unamortized goodwill of consolidated limited partnerships	(20.0)	(20.3)	—

Fully converted tangible book value per common and equivalent share numerator	$3,705.9	$3,140.4	$2,796.6

Book value per share denominators (in millions):
Common Shares outstanding	10,772.8	9,007.2	8,351.4
Common Shares issuable upon exercise of outstanding warrants	—	1,724.2	1,714.3
Share obligations under employee benefit plans	46.6	50.6	61.9

Book value per share denominator	10,819.4	10,782.0	10,127.6
Assumed conversion of convertible preference shares to Common Shares	—	—	678.0

Fully converted tangible book value per common and equivalent share denominator	10,819.4	10,782.0	10,805.6

Book value per share	$349.60	$293.15	$254.52
Fully converted tangible book value per common and equivalent share	342.52	291.27	258.82

Review of Consolidated Results

        A tabular summary of White Mountains' consolidated financial results for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross written premiums	$4,792.1	$3,823.4	$4,421.6

Net written premiums	$3,904.8	$3,007.7	$3,293.5

Revenues
Earned insurance and reinsurance premiums	$3,820.5	$3,137.7	$3,576.4
Net investment income	360.9	290.9	366.0
Net realized investment gains	181.1	162.6	156.0
Other revenue	190.5	202.6	109.5

Total revenues	4,553.0	3,793.8	4,207.9

Expenses
Losses and LAE	2,591.1	2,138.1	2,638.2
Insurance and reinsurance acquisition expenses	743.5	615.0	804.3
Other underwriting expenses	521.3	347.1	401.7
General and administrative expenses	309.3	201.8	92.7
Accretion of fair value adjustment to loss and LAE reserves	43.3	48.6	79.8
Interest expense—debt	49.1	48.6	71.8
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	47.6	22.3	—

Total expenses	4,305.2	3,421.5	4,088.5

Pretax income	$247.8	$372.3	$119.4
Income tax expense	(47.0)	(127.6)	(11.7)
Accretion and dividends on mandatorily redeemable preferred stock of subsidiaries	—	(21.5)	(40.9)
Equity in earnings of unconsolidated affiliates	37.4	57.4	14.0

Net income before accounting changes and extraordinary items	$238.2	$280.6	$80.8
Excess of fair value of acquired net assets over cost	180.5	—	7.1
Cumulative effect of changes in accounting principles	—	—	660.2

Net income	$418.7	$280.6	$748.1
Other comprehensive income	176.5	79.0	202.3

Comprehensive net income	$595.2	$359.6	$950.4
Less: Change in net unrealized gains from Symetra's fixed maturity portfolio	(56.6)	—	—

Adjusted comprehensive net income	$538.6	$359.6	$950.4

Consolidated Results—Year Ended December 31, 2004 versus Year Ended December 31, 2003

        White Mountains' total revenues increased by 20% in 2004 compared to 2003. Growth in revenues was driven by the 22% increase in earned premiums due to the Sirius Acquisition and Atlantic Specialty transactions. Net investment income grew 24% in 2004 primarily due to the income earned on the additional invested assets acquired in the Sirius Acquisition offset by decreased net invested assets at OneBeacon.

        White Mountains' total expenses grew 26% for 2004 as loss and LAE, insurance acquisition and underwriting expenses were all up due to the Sirius Acquisition and Atlantic Specialty transactions. General and administrative costs were up 53% in 2004, primarily due to an increase in incentive compensation accruals, which were driven by a 41% rise in White Mountains' stock price during the year. White Mountains expenses its full cost of all incentive compensation programs. This expense is spread among loss and LAE, other underwriting expense and general and administrative expense for White Mountains' insurance and reinsurance operating subsidiaries, depending upon the function of the employees being compensated. For Other Operations, it is entirely included in general and administrative expenses.

        White Mountains' net income in 2004 also benefitted from $181 million in transaction gains: $111 million from the Sirius Acquisition, $41 million for the Symetra investment, $20 million from the Tryg-Baltica acquisition and $9 million from the Sierra Group acquisition.

Consolidated Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002

        White Mountains' total revenues decreased by 10% in 2003 compared to 2002, as an increase in earned reinsurance premiums at Folksamerica was more than offset by a decrease in earned insurance premiums at OneBeacon as a result of the business transferred to Liberty Mutual under the Liberty Agreement. Total revenues in 2003 were also impacted by decreased net investment income due to the run-off of loss reserves from OneBeacon's other businesses as well as the reduced interest rate environment. The decline in total revenues in 2003 was partially offset by an increase in other revenues, primarily as a result of $50 million in gains recorded during 2003 related to the sale of several real estate properties previously written-off under purchase accounting for OneBeacon and a $30 million increase in fees and commissions for business placed by WMU.

        Total expenses decreased by 16% in 2003 as compared to 2002, as loss and LAE, as well as insurance acquisition and other underwriting expenses, decreased at OneBeacon as a result of improved underwriting performance on its on-going businesses and as the continued run-off of unprofitable business through the Liberty Agreement. In addition, interest expense on debt decreased 32% in 2003 as a result of the repayment of the $260 million of debt in November 2002 and the refinancing of $700 million of debt in May 2003. Also contributing to the decrease in expenses was a decrease in the accretion of the fair value adjustment to the reserves acquired as part of the OneBeacon Acquisition. This accretion will continue to decrease as those acquired reserves are paid over time. Partially offsetting these expense decreases was an increase in general and administrative expense of $109 million in 2003 over 2002, primarily due to an increase in incentive compensation accruals, which were driven by a 42% rise in White Mountains' stock price during 2003.

Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The income tax provision related to pretax earnings for 2004, 2003 and 2002 represents an effective tax rate of 19.0%, 34.3% and 9.8%, respectively. White Mountains' effective tax rate for 2004 was lower than the U.S. statutory rate of 35% primarily from income generated in jurisdictions other than the United States and from the recognition of foreign tax credits, offset by taxes incurred from an internal restructuring of the company. White Mountains' effective tax rate for 2002 was lower than the U.S. statutory rate of 35% primarily from income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

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

OneBeacon

        Financial results for OneBeacon for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross written premiums	$2,657.5	$2,250.9	$3,351.6

Net written premiums	$2,459.1	$1,972.5	$2,522.8

Earned insurance and reinsurance premiums	$2,378.5	$2,160.3	$2,870.9
Net investment income	221.4	223.7	314.0
Net realized investment gains	129.6	127.0	113.0
Other revenue	141.8	90.5	14.4

Total revenues	2,871.3	2,601.5	3,312.3

Losses and LAE	1,545.2	1,475.6	2,131.3
Insurance and reinsurance acquisition expenses	442.3	394.2	629.6
Other underwriting expenses	369.2	258.7	329.2
General and administrative expenses	122.2	67.6	22.4
Interest expense on debt	1.0	.3	—

Total expenses	2,479.9	2,196.4	3,112.5

Pretax earnings	$391.4	$405.1	$199.8

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing businesses and in total for the years ended December 31, 2004, 2003, and 2002:

Twelve Months Ended December 31, 2004	Specialty	Personal	Commercial	Total(1)
GAAP Ratios:
Loss and LAE	59%	62%	56%	65%
Expense	31%	32%	41%	34%

Total Combined	90%	94%	97%	99%

Dollars in millions
Net written premiums	$848.5	$724.7	$807.1	$2,459.1

Earned insurance premiums	$812.0	$723.8	$703.3	$2,378.5

Twelve Months Ended December 31, 2003	Specialty	Personal	Commercial	Total(1)
GAAP Ratios:
Loss and LAE	54%	61%	61%	68%
Expense	32%	30%	34%	30%

Total Combined	86%	91%	95%	98%

Dollars in millions
Net written premiums	$733.7	$676.8	$426.7	$1,972.5

Earned insurance premiums	$694.9	$744.7	$432.0	$2,160.3

Twelve Months Ended December 31, 2002	Specialty	Personal	Commercial	Total(1)
GAAP Ratios:
Loss and LAE	64%	71%	67%	74%
Expense	28%	26%	33%	33%

Total Combined	92%	97%	100%	107%

Dollars in millions
Net written premiums	$696.6	$845.2	$454.6	$2,522.8
Earned insurance premiums	$564.3	$871.3	$527.4	$2,870.9

(1)
Includes results from reciprocals (consolidated beginning April 1, 2004) and run-off operations. Results from reciprocals are net of business assumed by OneBeacon, which is contained in Personal Lines.

OneBeacon Results—Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview

        OneBeacon's pretax income for 2004 was $391 million, compared to pre-tax income of $405 million for 2003 and its GAAP combined ratio was 99% for 2004, compared to 98% for 2003. The earnings and combined ratios for each period were relatively consistent as each period had solid performance for the current underwriting year, partially offset by some adverse development in prior year's reserves. In total, adverse development was $100 million in 2004 (relating primarily to 2002 and prior accident years) and $147 million in 2003 (relating primarily to 2000 and prior accident years). The 2004 development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in OneBeacon's run-off operations, as well as national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments. The 2003 development was primarily related to construction defect claims. Adverse development in 2004 and 2003, respectively, was partially offset by the release of approximately $20 million and $30 million of the New York assigned risk liability due to the shrinking New York assigned risk pool.

        OneBeacon's total revenues for 2004 increased by 10% compared to 2003, due principally to an increase in earned premiums resulting primarily from the Atlantic Specialty Transaction. Total revenues for 2004 were also impacted by an increase in other revenues due mainly to the commencement of two new private equity funds managed by Tuckerman Capital, a group of private equity funds that are consolidated as a result of White Mountains' significant investment in the funds.

        OneBeacon's total expenses for 2004 increased 13% compared to 2003, primarily as a result of increased incentive compensation accruals driven by the 41% rise in White Mountains' share price in 2004, partially offset by the release of $20 million of the New York assigned risk liability. The release of this liability resulted from the continued effects of favorable revisions to the structure of credit programs. General and administrative expenses were higher in 2004 due mainly to the commencement of two new private equity funds managed by Tuckerman Capital, a group of private equity funds that are consolidated as a result of White Mountains' significant investment in the funds.

        During the fourth quarter of 2004, OneBeacon sold two of its subsidiaries, Potomac Insurance Company of Illinois ("Potomac") and Western States Insurance Company ("Western States"), as well as its boiler inspection service business, and recognized gains on the sales of $22 million through other revenues.

        Specialty Lines.    The specialty lines combined ratio was 90% for 2004, compared to the 2003 combined ratio of 86%. The 2004 combined ratio was higher than 2003 primarily due to losses relating to the four storms in the southeastern United States that impacted IMU and better than expected weather losses in 2003. Written premiums for specialty lines were up 16% in 2004, driven by growth in writings at OBPP and AutoOne Insurance, as well as the introduction of OBSP in 2004, a new division offering coverages to the excess and surplus property market.

        Personal Lines.    The combined ratio for personal lines for 2004 was 94%, compared to the 2003 combined ratio of 91%. The 2004 personal lines combined ratio was adversely impacted by seven points as a result of increased incentive compensation accruals, partially offset by three points due to the reduction of the New York assigned risk liability. The 2003 combined ratio benefitted by four points due to a reduction of the New York assigned risk liability. Premiums in this line grew 7% due in part to improved production of new business and increased retention levels and also $47 million in premiums assumed from New Jersey Skylands Insurance Association through a quota-share reinsurance agreement.

        Commercial Lines.    The combined ratio for commercial lines for 2004 was 97%, compared to the 2003 combined ratio of 95%. The 2004 combined ratio was a bit higher as a result of transition and integration costs related to the Atlantic Specialty Transaction and adverse results from its non-Atlantic Mutual New York commercial lines book. The 2004 loss ratio includes two points relating to the four storms in the southeastern United States, which primarily related to Atlantic Specialty business in that area. Excluding these losses, the commercial lines loss ratio significantly improved. Premiums in this line grew by 89% primarily due to the Atlantic Specialty Transaction.

        During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its non-Atlantic Mutual New York commercial lines business to Tower Insurance Group. The transaction, effective with December 1, 2004 renewals, will remove approximately $110 million of premiums over the next year.

OneBeacon Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002

Overview

        OneBeacon's pretax income for 2003 was $405 million, compared to pre-tax income of $200 million for 2002, and its GAAP combined ratio was 98% for 2003 compared to 107% for 2002. All of OneBeacon's ongoing businesses—specialty, personal and commercial lines—delivered combined ratios below 100% in 2003 and, in the second half of 2003, its premiums from its ongoing businesses grew for the first time since the OneBeacon Acquisition.

        OneBeacon's total revenues for 2003 declined by 21% compared to 2002, due principally to a 25% decline in earned premiums, resulting primarily from a reduction in premiums assumed under the Liberty Agreement. Total revenues for 2003 were also impacted by a 29% decrease in net investment income due to the runoff of loss reserves as well as the reduced interest rate environment. Other revenues increased significantly in 2003 due mainly to fee revenue generated by New Jersey Skylands Management LLC and certain consolidated limited partnerships.

        OneBeacon's total expenses for 2003 declined by 29% compared to 2002, primarily as a result of reduced premium writings and improved underwriting performance. Total expenses in 2003 included a net $147 million reserve increase in OneBeacon's runoff operations, primarily related to prior year construction defect claims, that was partially offset by an approximate $30 million release of the New York assigned risk liability due to the shrinking New York assigned risk pool. General and administrative expenses increased significantly in 2003 due mainly to expenses generated by New Jersey Skylands Management LLC and certain consolidated limited partnerships.

        During the fourth quarter of 2003, OneBeacon sold one of its subsidiaries, National Farmers Union Standard Insurance Company ("NFU Standard"), for $22 million and recognized a $9 million gain on the sale through other revenue.

        Specialty Lines.    The combined ratio in 2003 was 86%, a six point improvement over the 92% reported in 2002. This was driven by good underwriting results across OneBeacon's various specialty businesses, as well as favorable development in AutoOne Insurance's prior year reserves, which positively impacted the combined ratio by two points. OneBeacon wrote specialty lines premiums of $734 million in 2003, up 5% over 2002, mostly due to an increase in business written by OBPP and IMU.

        Personal Lines.    The combined ratio in 2003 was 91%, a six point improvement over the 97% reported in 2002 as price increases achieved in 2002 and 2003 flowed through into underwriting results. In addition, the 2003 period reflected the reduction in OneBeacon's New York assigned risk liability, discussed above, which lowered the combined ratio by three points. OneBeacon's personal lines written premium volume for 2003 decreased 20% from 2002, primarily due to re-underwriting efforts such as actions to reduce exposure to windstorms on property located in coastal areas. Also contributing to the decrease were declines in written premiums relating to the transfer of OneBeacon's private passenger automobile business in New Jersey to New Jersey Skylands Insurance Association in 2002.

        Commercial Lines.    The combined ratio in 2003 was 95%, a five point improvement over the 100% reported in 2002 as the Company's efforts to re-underwrite its book took hold, partially offset by prior year reserve development of three points. OneBeacon's commercial lines written premium volume for 2003 decreased 6% from 2002, primarily due to the continued effects of actions taken to reduce the concentration of risks subject to terrorism, such as reducing total insured values in 11 major cities, and reductions in workers compensation writings.

        Run-off Operations.    Pursuant to the Liberty Agreement, Liberty Mutual assumed control of OneBeacon's claims offices in the regions subject to the Liberty Agreement and was responsible for servicing claims from the OneBeacon policies written prior to November 1, 2001, as well as policies which renewed in those regions since that date. Effective July 11, 2003, the servicing agreement with Liberty Mutual was amended and OneBeacon took back substantially all remaining outstanding claims related to policies written prior to the Liberty Agreement.

        During the second quarter of 2003, OneBeacon claims and actuarial personnel noticed an unusual spike in case reserves related to the policies taken back from Liberty Mutual. The spike was isolated primarily to incurred losses on construction defect claims which were approximately $38 million higher than expected. There were 924 new claims, 32% higher than expected. The four states with the largest number of new construction defect claims were California, Nevada, Colorado and Arizona (345 of the total 924 new claims). As a result, OneBeacon claims and actuarial personnel undertook a study to determine the cause of the increase. This study, which was completed in the third quarter of 2003, indicated that most of the increase in activity was due to differences in case reserving philosophies between OneBeacon's and Liberty's claims adjusters, such as the identification and coding of construction defect claims. However, the study also indicated that some of the increase in activity related to an increase in the severity of construction defect claims stemming from increased litigation and resulting adverse court decisions. As a result, OneBeacon recorded an increase for construction defect claim reserves of $98 million in the third quarter of 2003. See Construction Defect Claims in CRITICAL ACCOUNTING ESTIMATES below for further background on construction defect claims.

White Mountains Re

        Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross written premiums	$1,933.3	$1,414.9	$982.0

Net written premiums	$1,246.3	$885.7	$688.2

Earned insurance and reinsurance premiums	$1,265.5	$845.8	$635.0
Net investment income	98.5	50.4	51.5
Net realized investment gains	29.6	7.7	30.3
Other revenue	36.1	75.5	53.6

Total revenues	1,429.7	979.4	770.4

Losses and LAE	918.9	557.6	442.2
Insurance and reinsurance acquisition expenses	271.8	198.0	161.2
Other underwriting expenses	122.9	57.8	41.0
General and administrative expenses	15.1	19.6	20.6
Accretion of fair value adjustment to loss and LAE reserves	10.1	—	—
Interest expense on debt	3.8	2.0	2.0

Total expenses	1,342.6	835.0	667.0

Pretax earnings	$87.1	$144.4	$103.4

	Years Ended December 31,
	2004	2003	2002
GAAP ratios:
Loss and LAE	73%	66%	70%
Expense	31%	30%	32%

Total Combined	104%	96%	102%

White Mountains Re Results—Year Ended December 31, 2004 versus Year Ended December 31, 2003

        White Mountains Re's GAAP combined ratio increased from 96% in 2003 to 104% in 2004, due primarily to $135 million of claims incurred related to significant property catastrophe events in the second half of 2004. These catastrophes, which are discussed further below, increased the combined ratio in 2004 by 11 points. In general, White Mountains Re has experienced favorable underwriting conditions for the past three underwriting years. Earnings from business segments not impacted by the property catastrophe events, and earnings from the recently completed Sirius Acquisition, have partially offset the impact of these natural disasters. Net written premiums, total revenues, and total expenses were all up substantially in 2004 due to the Sirius Acquisition.

        Gross written premiums increased $518 million, or 37% from 2003 to 2004, and net written premiums increased $361 million, or 41% for the same period. This increase is due primarily to the Sirius Acquisition, which contributed $612 million of gross written premiums and $418 million of net written premiums during 2004. Included in these amounts is the U.S. program business written by Sirius America totaling $216 million of gross written premiums and $85 million of net written premiums. Additionally, in late 2003, White Mountains Re, through Folksamerica, entered into the CNA Re agreement and established a Chicago underwriting office. Annual gross written premiums for the 2004 underwriting year resulting from this transaction and the related opening of the Chicago underwriting office were approximately $177 million, of which $129 million was recorded as gross written premium and $91 million as net written premium for the year ended December 31, 2004. Partially offsetting the increases resulting from these transactions was the cancellation of several large casualty treaties at Folksamerica whose pricing or terms did not meet White Mountains Re's underwriting guidelines.

        There were significant levels of property catastrophe activity during the last half of 2004, including the four hurricanes which affected the Southeast United States and the Caribbean, where White Mountains Re has historically been a significant participant in the property reinsurance market. Additionally, Sirius International was exposed to losses from the devastating tsunami that impacted South Asia in December 2004. White Mountains Re believes its underwriting discipline and risk management approach helped to contain these losses to manageable levels. This significant property catastrophe activity during the last half of 2004 resulted in $135 million of pre-tax losses, including $16 million related to the tsunami. There was no significant property catastrophe activity in 2003.

        During 2004, White Mountains Re recorded $11 million of net unfavorable loss reserve development, which contributed 1 point to the loss ratio in 2004, as compared to $46 million, or 5 points in 2003. The 2003 unfavorable development is described in further detail in the section titled White Mountains Re Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002, below. The majority of the unfavorable development recorded in 2004 resulted from certain discontinued lines at Folksamerica as well as run-off operations acquired as part of the Sirius Acquisition. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio, stemming mainly from the three most recent underwriting years, and is indicative of the favorable terms and conditions that have existed in the global reinsurance marketplace during that time. Additionally, White Mountains Re recorded $10 million of unfavorable loss development on its workers compensation reserves acquired as part of the Sierra acquisition in 2004. This adverse development was offset dollar-for-dollar by the adjustable note discussed in Note 2—Significant Transactions.

        White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission based on net underwriting profits on referred business. The additional capacity provided by the reinsurance relationship with Olympus supports White Mountains Re's ability to offer significant reinsurance protection. White Mountains Re recognized net fee income of $69 million from Olympus in 2004 as compared to $98 in 2003. The decline in the fee income earned is due primarily to the negative impact of the four hurricanes on the profit commission arrangement between White Mountains Re and Olympus.

White Mountains Re Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002

        White Mountains' Re's pretax income was $144 million for 2003, an increase of 40% over the $103 million recorded in 2002. White Mountains Re's GAAP combined ratio improved to 96% for 2003, from 102% for 2002. The improvement in White Mountains Re's combined ratio resulted primarily from more favorable terms and conditions in the reinsurance marketplace, and fewer catastrophe losses affecting White Mountains Re in 2003 as compared to 2002.

        White Mountains Re's gross written premiums increased 44% from 2002 to 2003, while net written premiums increased 29% and earned premiums increased 33%. The increases in net written and earned premiums were due to increased pricing on White Mountains Re's expiring and renewed contracts, increased shares on renewed contracts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers.

        White Mountains Re's total revenues were up 27% in 2003 over 2002, primarily driven by a 33% increase in earned premiums. The increase in earned (and net written) premiums was due to increased pricing on White Mountains Re's expiring and renewed contracts, increased shares on renewed contracts and new contracts resulting from the increased demand of reinsurance buyers for placing reinsurance with responsible, well-capitalized reinsurers. Also contributing to the increase in revenues in 2003 was a $49 million increase ($98 million in 2003 vs $49 million in 2002) in advisory fees and profit commissions received by White Mountains Re on reinsurance placements referred to Olympus, due principally to an increase in the volume of business ceded to Olympus in 2003.

        White Mountains Re experienced approximately $46 million of unfavorable loss reserve development during 2003, primarily due to strengthening of A&E reserves and reserves on Risk Capital casualty lines. White Mountains Re's 2003 loss development for A&E exposures was due to the completion of a detailed A&E market share study. This study compared Folksamerica's share of industry paid losses to estimated industry carried reserves and resulted in Folksamerica increasing its IBNR by approximately $25 million.

Esurance

        Esurance's financial results and GAAP combined ratios for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross written premiums	$201.3	$116.4	$53.0

Net written premiums	$199.4	$116.4	$53.0

Earned insurance and reinsurance premiums	$176.5	$99.9	$40.8
Net investment income	3.5	1.3	1.2
Net realized investment gains	1.1	.2	—
Other revenue	2.2	.3	1.6

Total revenues	183.3	101.7	43.6

Losses and LAE	122.4	81.0	36.6
Insurance and reinsurance acquisition expenses	29.4	18.8	9.7
Other underwriting expenses	27.7	20.4	22.4

Total expenses	179.5	120.2	68.7

Pretax earnings (loss)	$3.8	$(18.5)	$(25.1)

	Years Ended December 31,
	2004	2003	2002
GAAP ratios:
Loss and LAE	69%	81%	89%
Expense	33%	39%	80%

Total Combined	102%	120%	169%

Esurance Results—Year Ended December 31, 2004 versus Year Ended December 31, 2003

        Esurance's pretax income of $4 million for 2004 represented an improvement over the pretax loss of $19 million in 2003. Esurance's 2004 combined ratio improved to 102% from 120% in 2003 due to improvements in both loss and expense ratios. Esurance's loss ratio improvement resulted from the continued rollout and refinement of Esurance's proprietary auto insurance program. Loss ratio improvement also resulted from better claims performance, driven by the transition from a third party administrator to an in-house claims operation in 2003, as well as 3 points of favorable development on loss reserves.

        The auto program, combined with Esurance's self-service, web-enabled operating platform, allowed Esurance to increase premium volume and in-force policy count while reducing the expense ratio from 39% to 33%. As of December 31, 2004, Esurance's in-force count was 118,513 policies, a 60% increase over December 31, 2003. Increased advertising, particularly in radio and TV, drove policy count growth.

Esurance Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002

        The trends described above that drove Esurance's favorable results in 2004 relative to 2003 also benefitted the 2003 results in relation to 2002. Thus, the pretax loss for Esurance decreased by $7 million in 2003 and the combined ratio fell 49 points, while net written premiums more than doubled.

Other Operations

        Other Operations consists of the operations of the Company and the Company's intermediate subsidiary holding companies and the International American Group, as well as White Mountains' investments in Montpelier and Symetra warrants. A summary of White Mountains' financial results from its Other Operations segment for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross written premiums	$—	$41.2	$35.0

Net written premiums	$—	$33.1	$29.5

Earned insurance and reinsurance premiums	$—	$31.7	$29.7
Net investment income	37.5	15.5	(.7)
Net realized investment gains	20.8	27.7	12.7
Other revenue	10.4	36.3	39.9

Total revenues	68.7	111.2	81.6

Losses and LAE	4.6	23.9	28.1
Insurance and reinsurance acquisition expenses	—	4.0	3.8
Other underwriting expenses	1.5	10.2	9.1
General and administrative expenses	172.0	114.6	49.7
Accretion of fair value adjustment to loss and LAE reserves	33.2	48.6	79.8
Interest expense on debt	44.3	46.3	69.8
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	47.6	22.3	—

Total expenses	303.2	269.9	240.3

Pretax loss	$(234.5)	$(158.7)	$(158.7)

        White Mountains' capital raising and capital allocation activities are principally conducted through its holding companies. In this regard, the results of its Other Operations segment primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, gains and losses recognized from the purchase and sale of certain of the Company's subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

Other Operations Results—Year Ended December 31, 2004 versus Year Ended December 31, 2003

        White Mountains' Other Operations segment reported a pre-tax loss of $235 million for 2004, compared to $159 million for 2003. The increased loss for the year was primarily due to a $20 million increase in incentive compensation accruals, which were driven by a 41% rise in White Mountains' stock price during 2004, and higher gains from the sale of real estate in 2003 ($13 million in 2004 and $43 million in 2003). In addition, interest expense on preferred stock was up $25 million in 2004 due to the inclusion of a full year of expense in pre-tax income in 2004 as opposed to six months included in 2003 as a result of the Company's adoption of SFAS 150, effective July 1, 2003. Prior to the adoption of SFAS 150, the interest expense on preferred stock was classified below the pretax loss line on the income statement as preferred stock dividends.

        During the periods presented, Peninsula was the only operating company in the segment, and therefore it accounts for all of the premiums reported in the tables above. During January 2004, White Mountains sold Peninsula for $23 million. The operations of American Centennial and British Insurance Company are not significant to White Mountains, as those companies have been in run-off since they were acquired in 1999.

Other Operations Results—Year Ended December 31, 2003 versus Year Ended December 31, 2002

        White Mountains' Other Operations segment reported pre-tax losses of $159 million for both 2003 and 2002. Incentive compensation accruals increased by $72 million in 2003, but this increase was offset by, among other items, a $43 million decrease in losses on interest rate swap agreements and a $31 million decrease in the accretion of the fair value adjustment on loss reserves acquired in the OneBeacon Acquisition. Interest expense on debt decreased by $24 million in 2003, due to the pay-off of a $260 million loan and the refinancing of $700 million of senior debt and amortization of the previous credit facility. This decrease was offset by the inclusion of $22 million of interest expense on preferred stock as a result of SFAS 150.

II.    Summary of Investment Results

Investment Philosophy

        White Mountains manages all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of December 31, 2004 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as some equity investments and limited partnerships. White Mountains' management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time when balanced with leverage and insurance risk considerations. White Mountains seeks to maximize after-tax risk-adjusted returns over the long term.

Investment Returns

        White Mountains generated strong investment returns in 2004. The GAAP total return on invested assets was 7%, while the equity portfolio returned 20% for the year. The equity return was significantly better than the S&P 500, which returned 11% for the year, while the bond portfolio performed in line with its duration and credit characteristics. Management is continuing to keep its fixed maturity portfolio duration relatively short at about 3 years to reflect its concern that interest rates may rise in the next few years. Net investment income was up 24% from last year mainly due to the Sirius Acquisition, after declining 21% in 2003 primarily due to the decline in reserves at OneBeacon as its premium volume was reduced.

        White Mountains sold a portion of its investment in Montpelier common shares during the first quarter of 2004 resulting in a $35 million pre-tax realized gain and, as a result, changed the method of accounting for its remaining Montpelier common shares to the fair value method, resulting in a $33 million increase in after-tax unrealized gains in the first quarter.

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

        Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra's fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked-to-market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra's intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 43.

        Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire Common Shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra's fixed maturity portfolio. The reconciliation of fully converted tangible book value per share to book value per share is included on page 42.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        Holding company level.    The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are interest payments on the Senior Notes, dividend payments on the Berkshire and Zenith Preferred Stock as well as on Common Shares, purchases of investments and holding company operating expenses.

        Operating subsidiary level.    The primary sources of cash for White Mountains' insurance and reinsurance operating subsidiaries are premium collections, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, the purchase of investments and dividend and tax sharing payments made to parent holding companies.

        Both internal and external forces influence White Mountains' financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains' insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.

        Management believes that White Mountains' cash balances, cash flows from operations, routine sales of investments and the liquidity provided by its Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

Dividend Capacity

        Under the insurance laws of the states and jurisdictions under which White Mountains' insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the ability of White Mountains' insurance and reinsurance operating subsidiaries to pay dividends to the Company and certain of its intermediate holding companies:

OneBeacon:

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2004 statutory net income, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay $325 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2004, OneBeacon's top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution.

        In addition, as of December 31, 2004, OneBeacon had $195 million of cash and investments outside of its regulated insurance operating subsidiaries available for distribution during 2005. During 2004, OneBeacon paid $305 million of cash dividends to Fund American.

White Mountains Re:

        Folksamerica's principal regulated reinsurance operating subsidiary has the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2004 statutory surplus of $917 million, Folksamerica's principal regulated reinsurance operating subsidiary would have the ability to pay approximately $92 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2004, Folksamerica's principal regulated reinsurance operating subsidiary had $17 million of earned surplus, therefore it can pay dividends of $17 million plus additional earned surplus reported during 2005, subject to the $92 million limitation discussed above.

        As of December 31, 2004, WMU had $3 million of cash and investments available for distribution during 2005. In addition, WMU has the ability to distribute its 2005 earnings without restriction. During 2004, WMU paid $60 million of cash dividends to its immediate parent.

        In addition, as of December 31, 2004, White Mountains Re had approximately $97 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2005.

Safety Reserve

        In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, under GAAP, an amount equal to Sirius International's safety reserve of $1.1 billion at December 31, 2004, net of the related deferred tax liability established at the statutory Swedish tax rate of 28%, is classified as equity. Generally, this deferred tax liability is only required to be paid by Sirius

International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

Keep-Well

        On November 30, 2004, White Mountains completed a significant corporate reorganization, through which ownership of Folksamerica was transferred to White Mountains Re from Fund American. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the "Keep-Well"), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Berkshire Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders to approximately $1.3 billion plus White Mountains' aggregate consolidated net income after September 30, 2004. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied, or when approximately $1.1 billion has been returned to Fund American.

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

        One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains' consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)
	2004		2003		2002		2001		2000
Total investments	$10,529.5		$8,547.5		$8,899.4		$9,005.7		$2,102.2
Cash	243.1		89.9		121.5		67.4		4.4
Investment in unconsolidated insurance affiliate(s)	466.6		515.9		399.9		311.1		130.6
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(56.6)		—		—		—		—
Accounts receivable on unsettled investment sales	19.9		9.1		160.8		75.2		—
Accounts payable on unsettled investment purchases	(30.9)		(371.6)		(495.2)		(311.2)		(.2)
Interest-bearing funds held by ceding companies(1)	516.9		70.4		50.1		42.9		23.4
Interest-bearing funds held under reinsurance treaties(1)	(105.1)		(152.5)		(236.2)		(311.0)		(400.6)

Net investment assets	$11,583.4		$8,708.7		$8,900.3		$8,880.1		$1,859.8

Total common shareholders' equity	$3,883.9		$2,979.2		$2,407.9		$1,444.6		$1,046.5
Debt	783.3		743.0		793.2		1,125.4		96.0
Preferred stock subject to mandatory redemption	211.9		194.5		180.9		170.3		—
Convertible preference shares	—		—		219.0		—		—
Less:
Unamortized deferred credits and goodwill	(20.0)		(20.3)		—		660.2		66.8
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(56.6)		—		—		—		—

Total tangible capital	$4,802.5		$3,896.4		$3,601.0		$3,400.5		$1,209.3

Insurance float	$6,780.9		$4,812.3		$5,299.3		$5,479.6		$650.5

Insurance float as a multiple of total tangible capital	1.4	x	1.2	x	1.5	x	1.6	x	0.5	x
Net investment assets as a multiple of total tangible capital	2.4	x	2.2	x	2.5	x	2.6	x	1.5	x
Insurance float as a multiple of common shareholders' equity	1.7	x	1.6	x	2.2	x	3.8	x	0.6	x
Net investment assets as a multiple of common shareholders' equity	3.0	x	2.9	x	3.7	x	6.1	x	1.8	x

(1)
Excludes funds held by ceding companies from which White Mountains does not receive interest credits and excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

        White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. For each of the years in the three-year period ending December 31, 2004, White Mountains has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. This is due to the fact that White Mountains' cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims.

        In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon's re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon's float is expected to continue to shrink during 2005 as older, long-tailed loss reserves are paid and are not replaced with the same level of current writings as those written in the past. In the case of White Mountains Re, its float increased substantially in 2004 as a result of the Sirius and Sierra acquisitions. White Mountains Re's float is expected to increase during 2005 as a result of higher premium writings from its increased capital base and acquisitions over the past few years.

        It is White Mountains' intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

        The following table summarizes White Mountains' capital structure as of December 31, 2004 and 2003:

	December 31,
$ in millions
	2004	2003
Senior Notes, carrying value	$698.3	$698.1
Bank Facility	—	—
Other debt of operating subsidiaries(1)	85.0	44.9

Total debt	783.3	743.0
Preferred stock subject to mandatory redemption	211.9	194.5
Total common shareholders' equity	3,883.9	2,979.2
Unamortized goodwill of consolidated limited partnerships	(20.0)	(20.3)
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(56.6)	—

Total tangible capital	$4,802.5	$3,896.4

Senior Notes to total tangible capital	15%	18%
Total debt to total tangible capital	16%	19%
Total debt and preferred stock to total tangible capital	21%	24%

(1)
See Note 6—Debt of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. In May 2003, White Mountains reduced its cost of capital and significantly reduced its near-term obligations by fully prepaying its previous $740 million amortizing bank facility, principally through the net proceeds from the issuance of the Senior Notes, which were issued by Fund American through a public offering. The Senior Notes bear a fixed annual interest rate of 5.9% and mature in May 2013. In July 2003, White Mountains enhanced its access to the capital markets by having a shelf registration declared effective by the SEC for offerings of up to $2.0 billion in debt and/or equity securities.

        In August 2004, Fund American restructured and re-syndicated its existing $300 million Bank Facility to increase the availability under the revolving credit facility to $400 million and to extend the maturity from September 2006 to August 2009. Under the Bank Facility, for which both Fund American and the Company are permitted borrowers, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company, subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. As of December 31, 2004, the Bank Facility was undrawn.

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62 million purchase note (the "Sierra Note"), $58 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. During 2004, the Sierra Note was reduced by $12 million as a result of adverse development on the acquired reserves and run-off of unearned premiums.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2 million of principal on the notes per year, commencing with the first payment due on January 1, 2007.

        Fund American's Senior Notes are currently rated "Baa2" (Adequate, the 9th highest of 21 ratings) with a stable outlook by Moody's and "BBB-" (Adequate, the 10th highest of 24 ratings) with a positive outlook by S&P and "BBB" (Good, the 9th highest of 24 ratings) with a stable outlook by Fitch Ratings. It is possible that, in the future, one or more of the rating agencies may lower White Mountains' existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted. In addition, White Mountains' insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

        The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere. At December 31, 2004, White Mountains was in compliance with all of the covenants under the Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

        The Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2004, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2004:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Debt	$—	$17.0	$4.0	$764.0	$785.0
Mandatorily redeemable preferred stock	—	—	300.0	20.0	320.0
Loss and LAE reserves(1)	2,967.9	3,026.4	1,485.0	2,588.2	10,067.5
Reserves for structured contracts	69.5	102.9	68.5	135.0	375.9
Interest on debt and dividends and accretion on preferred stock subject to mandatory redemption	98.0	216.0	119.6	149.5	583.1
Long-term incentive compensation	248.1	250.3	6.2	61.3	565.9
Operating leases	41.8	71.8	26.3	28.6	168.5

Total contractual obligations	$3,425.3	$3,684.4	$2,009.6	$3,746.6	$12,865.9

(1)
Represents expected future cash outflows resulting from loss and LAE payments. Accordingly, these balances exclude the discount on OneBeacon's workers compensation loss and LAE reserves of $259.4 million and the remaining purchase accounting fair value adjustment of $409.6 million related to the OneBeacon and Sirius acquisitions as they are non-cash items. Further, the amounts presented include reinsurance recoverables recorded of $3,797.4 million.

        White Mountains' loss reserves do not have contractual maturity dates. However, based on historical payment patterns, the preceding table includes an estimate of when management expects White Mountains' loss reserves to be paid. The timing of claim payments is subject to significant uncertainty. White Mountains maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims.

        The balances included in the table above regarding White Mountains' long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted, for performance shares, with certainty, as the ultimate amounts of these liabilities are based on future performance of the Company and the market price of Common Shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (Common Share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2004.

        There are no provisions within White Mountains' leasing agreements that would trigger acceleration of future lease payments. White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, White Mountains has not entered into any material arrangement requiring it to guarantee payment of third party debt, lease payments or to fund losses of an unconsolidated special purpose entity, except as noted in the following paragraph.

        Through Sirius International, White Mountains has a long term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center ("LUC") through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2004, White Mountains has recorded a liability of $10 million for its share of the expected future shortfall between LUC Holdings' head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

        White Mountains also has future binding commitments to fund certain limited partnership investments. These commitments, which total approximately $25.9 million, do not have fixed funding dates and are therefore excluded from the table above.

        Detailed information concerning White Mountains' liquidity and capital resource activities during 2004, 2003 and 2002 follows:

For the year ended December 31, 2004

Financing and Other Capital Activities

        On June 29, 2004, Berkshire exercised of all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294 million. Berkshire acquired the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

        During 2004, White Mountains declared and paid dividends of $9 million, $28 million and $2 million to holders of Common Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2004, Fund American restructured and re-syndicated the Bank Facility to extend its maturity and to increase the availability of the revolving credit facility to $400 million.

        During 2004, White Mountains paid a total of $41 million in interest under the Senior Notes.

        During 2004, OneBeacon declared and paid a total of $305 million in cash dividends to Fund American. Also during 2004, WMU paid a total of $60 million of cash dividends to its immediate parent. On March 31, 2004, OneBeacon distributed Folksamerica to Fund American.

        During 2004, the Company issued a net total of 3,938 Common Shares to its employees through the exercise of Options during the year and the Company received cash proceeds of $.5 million in connection with these Option exercises. In addition, during the first quarter of 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon's employee stock ownership plan. OneBeacon paid $13 million to the Company in consideration for these Common Shares.

        On August 27, 2004, White Mountains repaid the $25 million note that was issued as part of the financing of its 2001 acquisition of C-F Insurance Company.

Acquisitions and Dispositions

        During 2004, White Mountains acquired Sirius for $428 million, 19% of Symetra for $195 million, Tryg-Baltica for $58 million, the Sierra Group for $14 million in cash and a $62 million note and Atlantic Specialty for $30 million in cash and a $20 million note.

        During 2004, White Mountains sold Potomac for $22 million, Western States, as well as its boiler inspection service business, for $15 million (both subsidiaries of OneBeacon) and Peninsula for $23 million.

        See Note 2—Significant Transactions of the accompanying Consolidated Financial Statements for further discussion of these transactions.

Other Liquidity and Capital Resource Activities

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million. Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier from an existing warrant holder for $54.1 million in cash.

        During the first quarter of 2004, White Mountains made payments amounting to $127 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 167,782 performance shares at payout levels ranging from 93% to 200% of target.

For the year ended December 31, 2003

Financing and Other Capital Activities

        In May 2003, Fund American issued the Senior Notes for net proceeds of $693 million. Using proceeds from the Senior Notes, Fund American repaid the entire $615 million of term loans outstanding under its previous bank facility. In addition, on May 27, 2003, using the remaining $78 million in proceeds from the Senior Notes and cash on hand, Fund American repaid the entire $125 million of revolving loans outstanding under its previous bank facility. In connection with the repayment of its previous bank facility, Fund American paid an aggregate $56 million to unwind all of its existing interest rate swap agreements.

        In September 2003, Fund American established its $300 million revolving Bank Facility. As discussed earlier, this Bank Facility was restructured and re-syndicated in August 2004.

        During 2003, White Mountains paid a total of $20 million in interest under the Senior Notes.

        During 2003, White Mountains made scheduled principal amortization payments of $7 million and paid a total of $23 million in interest under its previous bank facility, including $11 million paid under the interest rate swap agreements, prior to its repayment.

        During 2003, White Mountains declared and paid dividends of $8 million, $28 million and $2 million to holders of Common Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2003, White Mountains filed a shelf registration statement, which was declared effective by the SEC in July 2003, for offerings of up to $2.0 billion in debt and/or equity securities.

        During 2003, OneBeacon declared and paid a total of $235 million in cash dividends to Fund American. Also during 2003, WMU paid a total of $35 million in cash dividends to its immediate parent, White Mountains Re, and WM Advisors paid a total of $10 million in cash dividends to Fund American.

        During 2003, the Company issued a total of 11,116 Common Shares to its employees through the exercise of Options and, as a result, the Company received cash proceeds of $1.5 million in connection with these Option exercises.

Acquisitions and Dispositions

        During 2003, OneBeacon sold one of its subsidiaries, NFU Standard, for $22 million.

Other Liquidity and Capital Resource Activities

        During the first quarter of 2003, White Mountains paid a total of 45,000 performance shares (relating to the 2000-2002 performance period) at 200%, amounting to $29 million, to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. In the second quarter of 2003, White Mountains made performance share payments amounting to $13 million in cash or by deferral into certain non-qualified compensation plans of the Company. The payments on these additional performance shares in the second quarter represented accelerated payments to certain non-employee directors of the Company for performance periods originally scheduled to end on December 31, 2003, 2004 and 2005.

For the year ended December 31, 2002

Financing and Other Capital Activities

        During 2002, White Mountains sold $225 million of its equity securities in a private transaction and used the proceeds, along with cash on hand, to repay in full the $260 million Seller Note to Aviva, along with approximately $23 million of related accrued interest.

        During 2002, White Mountains made scheduled principal amortization payments of $78 million and interest payments of $55 million (including $18 million paid under related interest rate swap agreements) on its previous bank facility.

        During 2002, OneBeacon declared and paid a total of $173 million in cash dividends to Fund American.

        During 2002, White Mountains declared and paid a total of $31 million in dividends on the Berkshire Preferred Stock, the Zenith Preferred Stock and the Convertible Preference Shares. Also in 2002, the Company declared and paid an annual dividend of $8 million to its common shareholders

        During 2002, the Company issued a total of 23,200 Common Shares to its employees in satisfaction of performance share and Option obligations under White Mountains' Long-Term Incentive Plan (the "Incentive Plan"). The Company received proceeds of $1.3 million as a result of exercises of Options to acquire 11,500 Common Shares during the period.

        In December 2002, OBPP borrowed $8 million from a related third party.

Acquisitions and Dispositions

        On April 25, 2002, Folksamerica acquired Imperial for $4 million including related expenses.

Other Liquidity and Capital Resource Activities

        In July and August of 2002, White Mountains received federal tax refunds totaling $167 million representing accelerated recoveries of carryback losses from 2001 under the Job Creation and Worker Assistance Act of 2002.

        During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value, amounting to $21 million, to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries.

RELATED PARTY TRANSACTIONS

        See Note 17—"Related Party Transactions" in the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

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

        On an ongoing basis, management evaluates its estimates, including those related to loss and LAE reserves, purchase accounting, reinsurance estimates and its pension benefit obligations. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.

        Management believes that its critical accounting policies affect its more significant estimates used in the preparation of its consolidated financial statements. The descriptions below are summarized and have been simplified for clarity.

1.    Loss and Loss Adjustment Expenses

OneBeacon

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

  •
  Expected loss ratio methods: These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums written to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

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

  Construction Defect Claims

        OneBeacon's general liability and multiple peril lines of business have been significantly impacted by an increasing number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the increase in claims activity has been generated by plaintiffs' lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. The increasing number of claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs' lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. For example, in 1995 California courts adopted a "continuous trigger" theory in which all companies that had ever insured a property that was alleged to have been damaged by defective construction must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Recently, claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor's policy).

        A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union and General Accident and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. Management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon's construction book of business, such as street and road construction, water, sewer and pipeline construction, and dam, waterway, railroad and subway construction. Management has undertaken actions to mitigate future risks related to construction defect claims and believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will begin to decline. In addition, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions.

  Asbestos and Environmental ("A&E") Reserves

        OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above under "Non-Asbestos and Environmental Reserves" regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims. Due to the inherent difficulties in estimating ultimate A&E exposures, OneBeacon does not estimate a range for A&E incurred losses.

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

        OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association ("ECRA"), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $65 million at December 31, 2004 (compared to $66 million at December 31, 2003), which is fully reflected in OneBeacon's loss and LAE reserves.

        More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2004, 664 policyholders had asbestos-related claims against OneBeacon. In 2004, 112 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims and there is a great deal of variation in damages awarded for the actual injuries. Additionally, several accounts that seek such coverage find that previously paid losses exhausted the aggregate limits under their policies. In these situations there is no coverage for these claims. There are currently 148 active claims against OneBeacon without product liability coverage asserting operations or premises coverage.

        Immediately prior to White Mountains' acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 63% of asbestos losses and 39% of environmental losses have been recovered under the historical third party reinsurance.

        OneBeacon estimates that on an incurred basis it has exhausted approximately $1.7 billion of the coverage provided by NICO at December 31, 2004. At December 31, 2004, $14.3 million of the $1.7 billion of exhausted coverage from NICO related to uncollectible Third Party Recoverables. Net losses paid totaled approximately $682 million as of December 31, 2004, with $95 million paid in 2004. Asbestos payments during 2004 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon's estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $757 million that OneBeacon estimates remained at December 31, 2004.

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

        OneBeacon's reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, are $1.0 billion at December 31, 2004. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon's survival ratio was approximately 21.0 at December 31, 2004, which was computed as the ratio of A&E reserves, net of Third Party Recoverables, of $1.0 billion plus the remaining unused portion of the NICO Cover of $757 million, to the average loss payments in the past three years. The average loss payments used to calculate OneBeacon's survival ratio were net of a large commutation ($64 million) in 2003 with a Third Party Reinsurer. White Mountains believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from old A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios.

        OneBeacon's reserves for A&E losses at December 31, 2004 represent management's best estimate of its ultimate liability based on information currently available. OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3 to the financial statements for more information regarding White Mountains' A&E reserves.

  OneBeacon A&E Claims Activity

        OneBeacon's A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity
	2004	2003
Asbestos
Accounts with asbestos claims at the beginning of the year	642	615
Accounts reporting asbestos claims during the year	112	178
Accounts on which asbestos claims were closed during the year	(90)	(151)

Accounts with asbestos claims at the end of the year	664	642

Environmental
Accounts with environmental claims at the beginning of the year	674	596
Accounts reporting environmental claims during the year	110	175
Accounts on which environmental claims were closed during the year	(140)	(97)

Accounts with environmental claims at the end of the year	644	674

Total
Total accounts with A&E claims at the beginning of the year	1,316	1,211
Accounts reporting A&E claims during the year	222	353
Accounts on which A&E claims were closed during the year	(230)	(248)

Total accounts with A&E claims at the end of the year	1,308	1,316

  OneBeacon's Loss and LAE Reserves by Line of Business

        OneBeacon's net loss and LAE reserves by line of business at December 31, 2004 and 2003 were as follows:

	December 31, 2004			December 31, 2003
Net loss and LAE reserves by class of business
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation	$362.1	$135.5	$497.6	$600.8	$176.6	$777.4
Personal automobile liability	530.7	244.1	774.8	512.0	227.3	739.3
Multiple peril	359.3	264.3	623.6	398.5	296.1	694.6
Commercial automobile liability	203.8	82.8	286.6	290.2	132.1	422.3
General liability	121.6	151.1	272.7	154.9	176.6	331.5
Homeowners/Farmowners	82.2	41.8	124.0	102.1	68.0	170.1
Other	97.5	84.0	181.5	63.8	58.2	122.0

Total	$1,757.2	$1,003.6	$2,760.8	$2,122.3	$1,134.9	$3,257.2

        For OneBeacon, the range of reserve estimates at December 31, 2004 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon's historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon's range of reasonable loss reserve estimates at December 31, 2004. The high and low ends of OneBeacon's range of reserve estimates in the table below are based on the results of various actuarial methods described above. The recorded reserve for each line is the result of the actuarial method that management believes to be most appropriate based on known facts and trends.

	December 31, 2004
OneBeacon net loss and LAE reserves by line of business Range and recorded reserves
	Low	Recorded	High
	($ in millions)
Workers compensation	$475	$498	$555
Personal automobile liability	665	774	780
Multiple peril	590	624	835
Commercial automobile liability	265	286	310
General liability	240	273	295
Homeowners/Farmowners	105	124	125
Other	155	182	185

Total	$2,495	$2,761	$3,085

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

        The recorded reserves represent management's best estimate of unpaid loss and LAE by line of business. In its selection of recorded reserves, management has generally given greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, rather than methods that rely on incurred losses, because of the increased adequacy of case reserving by OneBeacon's claim staff in the recent past. For multiple peril this resulted in OneBeacon recording reserves nearer the low end of the range. For some types of claims, such as workers compensation and construction defect, management also considered special purpose forecasting models that its claims and actuarial staff have created that consider the unique loss development characteristics of these types of claims. For personal automobile liability, homeowners and "other" (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain rather high in the respective ranges, as management's selections reflect a conservative approach to recognition of recent favorable development experienced in our ongoing businesses.

White Mountains Re

  White Mountains Re A&E Reserves

        White Mountains Re has a specialized unit that handles claims emanating from A&E exposures. The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and jurisdictional developments.

        White Mountains Re's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by predecessor companies (MONY Reinsurance and Christiania General). The exposures are predominately higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

	December 31,
Net incurred loss and LAE activity
	2004	2003
	($ in millions)
Asbestos	$2.6	$32.0
Environmental	.1	3.7

Total	$2.7	$35.7

        In recent years, most of White Mountains Re's reported activity in the asbestos area has related to (1) higher layer excess policies that are being reached by larger target defendants, (2) new notices for smaller regional defendants that are now exposed because of the larger defendant bankruptcies, and (3) new notices on "premises" and "non-products" cases, where coverage is being sought by insureds against the non-aggregating portion of the underlying policy. WM Re expects to see a smaller percentage of these losses exceed the retention level under reinsurance agreements.

        Approximately $25.0 million of White Mountains Re's 2003 loss development for asbestos exposures was a bulk increase in IBNR resulting from the completion of a detailed A&E market share study. This study compared White Mountains Re's share of industry paid losses to estimated industry carried reserves.

        White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to White Mountains Re, accordingly, an open claim file is not established. As of December 31, 2004, White Mountains Re had approximately 1,368 open claim files for asbestos and 786 open claim files for environmental exposures.

        The costs associated with administering the underlying A&E claims by White Mountains Re's clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to White Mountains Re under the reinsurance contracts.

  White Mountains Re A&E Claims Activity

        White Mountains Re's A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity
	2004	2003
Asbestos
Total asbestos claims at the beginning of the year	1,185	1,069
Incoming asbestos claims due to Sirius Acquisition	199	—
Asbestos claims reported during the year	292	224
Asbestos claims closed during the year	(308)	(108)

Total asbestos claims at the end of the year	1,368	1,185

Environmental
Total environmental claims at the beginning of the year	743	768
Incoming environmental claims due to Sirius Acquisition	106	—
Environmental claims reported during the year	138	47
Environmental claims closed during the year	(201)	(72)

Total environmental claims at the end of the year	786	743

Total
Total A&E claims at the beginning of the year	1,928	1,837
Incoming A&E claims due to Sirius Acquisition	305	—
A&E claims reported during the year	430	271
A&E claims closed during the year	(509)	(180)

Total A&E claims at the end of the year	2,154	1,928

  Loss and LAE Reserves by Class of Business

        White Mountains Re establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred. The estimation of net reinsurance loss and LAE reserves is subject to the same risk as the estimation of insurance loss and LAE reserves. In addition to those risk factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to: (1) the claim-tail for reinsurers being further extended because claims are first reported to the ceding company and then through one or more intermediary insurers or reinsurers, (2) the diversity of loss development patterns among different types of reinsurance treaties or facultative contracts, (3) the necessary reliance on the ceding companies for information regarding reported claims and (4) the differing reserving practices among ceding companies.

        As with insurance reserves, the process of estimating reinsurance reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserve for a reinsurer compared to an insurance company, and may take a longer time to emerge.

        In order to reduce the potential uncertainty of loss reserve estimation, White Mountains Re obtains information from numerous sources to assist in the process. White Mountains Re's pricing actuaries devote considerable effort to understanding and analyzing a ceding company's operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process to generate the expected loss ratios that are used to estimate IBNR.

        Upon notification of a loss from a ceding company, White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re's share of the amount of reserves established by the ceding company and our independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert us to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used to supplement estimates of IBNR.

        As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases. This lag can be due to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant's physical condition many years after an accident occurs, etc. In its loss reserving process, White Mountains Re assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in its actuarial methods. This means that, as a reinsurer, White Mountains Re must rely on such actuarial estimates for a longer period of time after reserves are first estimated than does a primary insurance company.

        Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2004, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

        White Mountains Re relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, White Mountains Re's U.S. underwriters, actuaries, and claims personnel perform regular audits of Folksamerica's ceding companies. While regular ceding company audits are not customary outside the United States, Sirius International's staff regularly reviews information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. White Mountains Re sometimes encounters situations where we determine that a claim presentation from a ceding company is not in accordance with contract terms. In these situations, White Mountains Re attempts to resolve the dispute directly with the ceding company. Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, White Mountains Re will vigorously defend our position in such disputes.

        Although loss and LAE reserves are initially determined based on underwriting and pricing analysis, White Mountains Re constantly tests the accuracy of reserves using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be warranted. As time passes, loss reserve estimates for a given accident year will rely more on actual loss activity and historical patterns than on initial assumptions based on pricing indications.

        White Mountains Re also obtain reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains Re for all or a portion of the reinsurance risks underwritten by White Mountains Re. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as "retrocessional reinsurance" arrangements. White Mountains Re establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the "ceding companies"), net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

        White Mountains Re's net loss and LAE reserves by class of business at December 31, 2004 and 2003 were as follows:

	December 31, 2004			December 31, 2003
Net loss and LAE reserves by class of business ($ in millions)
	Case	IBNR	Total	Case	IBNR	Total
Liability (excluding A&E)	$920.4	$900.0	$1,820.4	$364.6	$276.4	$641.0
Property	143.3	318.0	461.3	68.5	149.0	217.5
Accident & Health and Other	279.5	187.5	467.0	25.9	66.4	92.3
A&E	50.2	24.8	75.0	35.0	44.2	79.2

Total	$1,393.4	$1,430.3	$2,823.7	$494.0	$536.0	$1,030.0

        White Mountains Re establishes loss reserves based on a single point estimate, which is management's best estimate of ultimate losses and loss expenses. This "best estimate" is derived from a combination of methods as described above. Once a point estimate is established, White Mountains Re's actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business. Due to the inherent difficulties in estimating ultimate A&E exposures, White Mountains Re does not estimate ranges for these reserves. The growth in reserves from 2003 to 2004 was driven by acquisitions made during 2004.

        The following table illustrates White Mountains Re's recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2004.

	December 31, 2004
Net loss and LAE reserves by class of business ($ in millions)
	Low	Recorded	High
Liability (excluding A&E)	$1,670	$1,821	$1,990
Property	420	461	490
Accident & Health and Other	400	467	550

Sub-total	$2,490	$2,749	$3,030

A&E		75

Total		$2,824

        The probability that ultimate losses will fall outside of the ranges of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. Although management believes reserves for White Mountains Re are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.

2.    White Mountains Re Reinsurance Estimates

        There is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company, through its reinsurance intermediary, to White Mountains Re. This time lag can vary from one to several contractual reporting periods (i.e. quarterly/monthly). This lag is common in the broker market reinsurance business.

        As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re's business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on minimum deposit information included in the contractual terms. For proportional business, White Mountains Re's estimates are derived based on a variety of factors and assumptions, including: prior reporting from the broker or ceding company, historical reporting patterns, expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, brokers, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

        White Mountains Re closely monitors its estimation process on a quarterly basis and adjusts its estimates as more information and actual amounts become known. There is no assurance that the amounts estimated by White Mountains Re will not deviate from the amounts reported by the ceding company or reinsurance broker. Any such deviations are reflected in the results of operations when they become known.

        The following table summarizes White Mountains Re's premium estimates and related commissions and expenses:

	December 31, 2004
Millions	Liability	Property	Accident & Health	Other	Total
Gross premium estimates	$150.7	$234.8	$41.9	$72.9	$500.3
Net premium estimates	148.5	129.1	33.6	65.5	376.7
Net commission and expense estimates	43.3	12.9	8.4	15.9	80.5

Net amount included in reinsurance balances receivable	$105.2	$116.2	$25.2	$49.6	$296.2

	December 31, 2003
Millions	Liability	Property	Accident & Health	Other	Total
Gross premium estimates	$126.6	$159.1	$22.5	$21.0	$329.2
Net premium estimates	126.6	75.5	22.5	10.4	235.0
Net commission and expense estimates	41.5	6.0	7.1	2.1	56.7

Net amount included in reinsurance balances receivable	$85.1	$69.5	$15.4	$8.3	$178.3

        The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, White Mountains Re believes all of its estimated balances are collectible, and as such no allowance has been recorded.

3.    Reinsurance Transactions

        White Mountains' insurance and reinsurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113").

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. The Company is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4—Third Party Reinsurance in the accompanying Consolidated Financial Statements for additional information on White Mountains' reinsurance programs.

4.    Pension and Post-Retirement Medical Plans

        White Mountains accounts for its pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87") and accounts for its retiree medical plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 87 and SFAS 106 require that the cost of pension/retiree medical benefits be accrued over the period during which an employee provides service.

        The majority of OneBeacon's pension and retiree medical plans were curtailed in the fourth quarter of 2002. The OneBeacon Pension Plan no longer adds new participants or increases benefits for existing participants. Non-vested participants already in the plan continue to vest during their employment with OneBeacon. Retirees are also eligible for medical benefits if they meet certain age and service requirements. However, due to the curtailment, the plan no longer accepts new participants. The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder.

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

        A hypothetical 1% increase in the discount rate would result in a decrease in pension and retiree medical projected benefit obligations of approximately $63 million. A hypothetical 1% decrease in the discount rate would result in an increase in pension and retiree medical projected benefit obligations of approximately $63 million. The impact of a hypothetical 1% change to the discount rate on periodic cost of pension/retiree medical benefits is not significant.

        Additionally, the rate of return that is assumed on plan assets affects OneBeacon's pension expense during a particular period. Since the retiree medical plan is unfunded, it is not affected by changes in the rate of return assumption. OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets as of both December 31, 2004 and December 31, 2003 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. As a result of the most recent review, for 2004 OneBeacon elected to keep the expected return on its pension assets at 7.0%, as was used in 2003. At December 31, 2004, 36% of plan assets were invested in fixed maturity securities, 45% in equities and the remainder in cash, cash equivalents and convertible securities. A hypothetical 1% increase or decrease in the assumed rate of return would result in a pretax change in OneBeacon's pension expense (or income as the case may be) for 2004 of approximately $4.7 million.

        During 2004, OneBeacon recognized pension expense of $3.3 million, which was comprised of net periodic benefit cost of $.4 million and special termination benefits of $2.9 million. Included in the net periodic benefit cost is $32.2 million of expected return on pension plan assets. OneBeacon contributed $4.2 million to the pension plan in 2004. No unrecognized losses on pension assets were recorded since the Company uses the market value method to value plan assets.

5.    Purchase Accounting

        When White Mountains acquires another company, management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, "Business Combinations" ("SFAS 141"). Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves.

        White Mountains estimates the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within FASB Statement of Financial Accounting Concepts No. 7: "Using Cash Flow Information and Present Value in Accounting Measurements" ("CON 7"). Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows, (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

        White Mountains' actuaries estimate the fair value of loss and LAE reserves obtained in an acquisition by taking the acquired company's recorded reserves and discounting them based on expected reserve payout patterns using the current risk-free rate of interest. Then, White Mountains' actuaries develop additional cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. In each scenario, the risk-free rate of interest is used to discount future cash flows. These scenarios are put in a statistical model that assigns a probability to each cash flow scenario. White Mountains' actuaries then choose the scenario that best represents the price for bearing the uncertainty inherent within the acquired company's recorded reserves. The "price" for bearing the uncertainty inherent within the acquired company's reserves is measured as the difference between the selected cash flow scenario and the expected cash flow scenario. The scenario selected has typically been between 1.5 and 2 standard deviations from the expected cash flow outcome. The fair value of the acquired company's loss and LAE reserves is determined to be the sum of the expected cash flow scenario (i.e., the acquired company's discounted loss and LAE reserves) and the uncertainty "price".

        The difference between an acquired company's loss and LAE reserves and White Mountains' best estimate of the fair value of such reserves at the acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. Historically, the fair value of an acquired company's loss and LAE reserves has been less than the it's recorded reserves at acquisition. Accordingly, the amortization has been and will continue to be recorded as an expense on White Mountains' income statement until fully amortized.

FORWARD-LOOKING STATEMENTS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "will", "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains':

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

Interest Rate Risk

        Fixed Maturity Portfolio.    In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from S&P or Moody's).

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

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and pension plan.

$ in millions	Fair Value at December 31, 2004	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$7,900.0	100 bp decrease	$8,110.6	$142.8
		50 bp decrease	8,005.8	71.7
		50 bp increase	7,795.8	(70.7)
		100 bp increase	7,706.0	(132.1)
Pension fixed maturity investments	$259.4	100 bp decrease	$267.5	$5.3
		50 bp decrease	263.5	2.7
		50 bp increase	255.3	(2.7)
		100 bp increase	251.2	(5.3)

        Long-term obligations.    As of December 31, 2004, White Mountains' interest and dividend bearing long-term obligations consisted primarily of the Senior Notes and the Berkshire and Zenith Preferred Stock obligations, which have fixed interest and dividend rates. As a result, White Mountains exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

        The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2004, the fair value of White Mountains' Senior Notes was approximately $714 million, which compared to a carrying value of $698 million.

        The Berkshire and Zenith Preferred Stock obligations were issued in 2001 and mature on May 31, 2008 and May 31, 2011, respectively. At the Company's option, the Zenith Preferred Stock may be redeemed on June 30, 2007. At December 31, 2004, the fair values of the Berkshire and Zenith Preferred Stock were approximately $341 million and $23 million, respectively, which compared to carrying values of $192 million and $20 million, respectively.

        The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

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

Foreign Currency Exchange Rates

        White Mountains' foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. Dollar basis due to adverse changes in foreign currency exchange rates.

        At December 31, 2004, OneBeacon held approximately $384 million in bonds denominated in foreign currencies, mostly those denominated in British Pounds. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound to the U.S. Dollar as of December 31, 2004, the carrying value of OneBeacon's foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $37 million.

        As a result of the Sirius Acquisition during 2004, White Mountains has a higher concentration of assets, liabilities, revenues and expenses denominated in foreign currencies than in prior periods. The functional currency of Sirius International is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. Dollar as of December 31, 2004, the carrying value of White Mountains' net assets denominated in Swedish Kronor would have respectively decreased or increased by approximately $40 million.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2004. Based on that evaluation, the PEO and

PFO have concluded that White Mountains' disclosure controls and procedures are adequate and effective.

        The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004. Based on that evaluation, the PEO and PFO have concluded that White Mountains' internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-71 of this report. The attestation report on management's assessment of its internal control over financial reporting by PricewaterhouseCoopers LLP is contained on page F-72 of this report.

        There have been no significant changes in White Mountains' internal controls, or in factors that could significantly affect internal controls, subsequent to their most recent evaluation of such controls.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers

  a.
  Directors

        Reported under the caption "Election of the Company's Directors" of the Company's 2005 Proxy Statement, herein incorporated by reference.

  b.
  Executive Officers

        Reported in Part I pursuant to General Instruction G to Form 10-K.

  c.
  Audit Committee Financial Expert

        Reported under the caption "Committees of the Board—Audit Committee" of the Company's 2005 Proxy Statement, herein incorporated by reference.

  d.
  Code of Business Conduct and Ethics

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, has been filed herein as Exhibit 14.

  e.
  Compliance with Section 16(a) of the Exchange Act

        Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2005 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

        Reported under the captions "Compensation of Executive Officers", "Reports of the Committee on Executive Compensation", "Member Return Graph" and "Compensation Plans" of the Company's 2005 Proxy Statement, herein incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Reported under the caption "Voting Securities and Principal Holders Thereof" of the Company's 2005 Proxy Statement, herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        Reported under the captions "Other Compensation Arrangements", "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" of the Company's 2005 Proxy Statement, herein incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2005 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report. A listing of exhibits filed as part of the report appear on pages 83 through 85 of this report.

  b.
  Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.2	Bye-Laws of the Company (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
4
Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated December 3, 2004)
10.1
Amendment Agreement dated as of November 30, 2004, between General Reinsurance Corporation, a Delaware corporation, the Company and Fund American (incorporated by reference herein to Exhibit 99.2 of the Company's Report on Form 8-K dated December 3, 2004)
10.2
Keep-Well Agreement, dated as of November 30, 2004, by and between the Company and Fund American (incorporated by reference herein to Exhibit 99.3 of the Company's Report on Form 8-K dated December 3, 2004)
10.3
Stock Purchase Agreement by and among Safeco Corporation, General America Corporation, The Company, Occum Acquisition Corp. dated as of March 31, 2004 (incorporated by reference herein to Exhibit 10 of the Company's Report on Form 8-K dated March 15, 2004)
10.4
$400,000,000 Credit Agreement, dated as of August 26, 2004, among the Company and Fund American, as the borrowers, the several lenders from time to time parties hereto, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, NA as Administrative Agent. (incorporated by reference herein to Exhibit 10 of the Company's Report on Form 10-Q dated November 2, 2004)

10.5
Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company's Report on Form 8-K dated June 1, 2001)
10.6
Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company's Report on Form 8-K dated June 1, 2001)
10.7
Purchase Agreement between ABB Holding AG, as Seller, and Fund American Holdings AB, as Purchaser, dated December 8, 2003 (incorporated by reference herein to Exhibit 99(a) of the Company's Report on Form 8-K dated December 8, 2003)
10.8	Subscription Agreement among Berkshire, Fund American and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company's Report on Form 8-K dated June 1, 2001)
10.9
Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company's Report on Form 8-K dated November 1, 2001)
10.10	Folksamerica Holding Company, Inc. Long-Term Incentive Plan—2003 and Prior (*)
10.11	White Mountains Re Group, Ltd. Long-Term Incentive Unit Plan (*)
10.12	Folksamerica Holding Company, Inc. White Mountains Performance Share Plan (incorporated by reference herein to Exhibit 10(s) of the Company's 2002 Annual Report on Form 10-K)
10.13	White Mountains Re Group Ltd./Folksamerica 2004 Bonus Plan (*)
10.14	Folksamerica Holding Company, Inc. Voluntary Deferred Compensation Plan (*)
10.15	Folksamerica Holding Company, Inc. Deferred Benefit Plan (*)
10.16
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix I of the Company's Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement dated April 7, 2003)
10.17	White Mountains Bonus Plan (*)
10.18	The Company's Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 4(c) of the Company's Report on Form S-8 dated October 19, 1999)
10.19	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company's 2003 Annual Report on Form 10-K)
10.20	Fund American Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.15 of the Company's 2003 Annual Report on Form 10-K)
10.21	OneBeacon Insurance Performance Unit Plan (incorporated by reference herein to Exhibit 10.16 of the Company's 2003 Annual Report on Form 10-K)
10.22	OneBeacon Insurance Supplemental Plan (incorporated by reference herein to Exhibit 4(c) of the Company's Report on Form S-8 dated August 27, 2001)
10.23	OneBeacon's 2004 Management Incentive Plan (*)

10.24	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company's 2003 Annual Report on Form 10-K)
10.25
Employment Agreement dated January 1, 2001 among John D. Gillespie and Fund American Companies, Inc. (incorporated by reference herein to Exhibit 10(y) of the Company's 2001 Annual Report on Form 10-K)
10.26	Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (*)
11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14	The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (*)
21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated March 1, 2005 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99
Text entitled "Non-Asbestos and Environmental Reserves" under the caption "Loss and Loss Adjustment Expense Reserves" (incorporated by reference herein to pages 31 through 43 of the Company's Form S-3 dated March 14, 2003)

(*)
Included herein.

(**)
Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

c.
Financial Statement Schedules

        The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Date: March 2, 2005	By:	/s/ J. BRIAN PALMER Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE Raymond Barrette	Director, President and CEO (Principal Executive Officer)	March 2, 2005
/s/ BRUCE R. BERKOWITZ* Bruce R. Berkowitz	Director	March 2, 2005
/s/ JOHN J. BYRNE* John J. Byrne	Director	March 2, 2005
/s/ HOWARD L. CLARK, JR.* Howard L. Clark, Jr.	Director	March 2, 2005
/s/ ROBERT P. COCHRAN* Robert P. Cochran	Director	March 2, 2005
/s/ STEVEN E. FASS* Steven E. Fass	Director	March 2, 2005
/s/ DAVID T. FOY David T. Foy	Executive Vice President and CFO (Principal Financial Officer)	March 2, 2005

/s/ GEORGE J. GILLESPIE, III* George J. Gillespie, III	Chairman	March 2, 2005
/s/ JOHN D. GILLESPIE* John D. Gillespie	Director	March 2, 2005
/s/ EDITH E. HOLIDAY* Edith E. Holiday	Director	March 2, 2005
/s/ FRANK A. OLSON* Frank A. Olson	Director	March 2, 2005
/s/ J. BRIAN PALMER J. Brian Palmer	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2005
/s/ LOWNDES A. SMITH* Lowndes A. Smith	Director	March 2, 2005
/s/ JOSEPH S. STEINBERG* Joseph S. Steinberg	Director	March 2, 2005
/s/ ARTHUR ZANKEL* Arthur Zankel	Director	March 2, 2005
*By:	/s/ RAYMOND BARRETTE Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
in millions, except share amounts
	2004	2003
Assets
Fixed maturity investments, at fair value (cost $7,684.1 and $6,010.2)	$7,900.0	$6,248.1
Short-term investments, at amortized cost (which approximates fair value)	1,058.2	1,546.6
Common equity securities, at fair value (cost $775.9 and $396.2)	1,043.9	513.6
Other investments (cost $442.7 and $184.0)	527.4	239.2

Total investments	10,529.5	8,547.5
Cash	243.1	89.9
Reinsurance recoverable on unpaid losses	2,036.2	1,629.0
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,761.2	1,844.8
Reinsurance recoverable on paid losses	92.0	121.7
Funds held by ceding companies	943.8	144.1
Securities lending collateral	593.3	911.0
Accounts receivable on unsettled investment sales	19.9	9.1
Insurance and reinsurance premiums receivable	942.2	779.0
Investments in unconsolidated insurance affiliates	466.6	515.9
Deferred tax asset	271.5	260.0
Deferred acquisition costs	308.2	233.6
Ceded unearned premiums	224.1	185.3
Investment income accrued	102.4	73.0
Other assets	481.1	538.1

Total assets	$19,015.1	$15,882.0

Liabilities
Loss and loss adjustment expense reserves	$9,398.5	$7,728.2
Reserves for structured contracts	375.9	—
Unearned insurance and reinsurance premiums	1,739.4	1,409.4
Securities lending payable	593.3	911.0
Debt	783.3	743.0
Deferred tax liability	316.3	.4
Ceded reinsurance payable	201.4	158.3
Accounts payable on unsettled investment purchases	30.9	371.6
Funds held under reinsurance treaties	155.4	211.9
Other liabilities	1,324.9	1,174.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	191.9	174.5
Held by others (redemption value $20.0)	20.0	20.0

Total liabilities	15,131.2	12,902.8
Common shareholders' equity
Common Shares at $1 par per share—authorized 50,000,000 Shares; issued and outstanding 10,772,789 and 9,007,195 Shares	10.8	9.0
Paid-in surplus	1,719.2	1,399.6
Retained earnings	1,695.9	1,286.4
Accumulated other comprehensive income, after-tax:
Unrealized gains on investments	416.1	286.0
Unrealized foreign currency translation gains (losses)	48.5	(.3)
Minimum pension liability	(2.4)	—
Unearned compensation—restricted Common Share awards	(4.2)	(1.5)

Total common shareholders' equity	3,883.9	2,979.2

Total liabilities and common shareholders' equity	$19,015.1	$15,882.0

See Notes to Consolidated Financial Statements including Note 18 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts
	2004	2003	2002
Revenues
Earned insurance and reinsurance premiums	$3,820.5	$3,137.7	$3,576.4
Net investment income	360.9	290.9	366.0
Net realized investment gains	181.1	162.6	156.0
Other revenue	190.5	202.6	109.5

Total revenues	4,553.0	3,793.8	4,207.9

Expenses
Losses and loss adjustment expenses	2,591.1	2,138.1	2,638.2
Insurance and reinsurance acquisition expenses	743.5	615.0	804.3
Other underwriting expenses	521.3	347.1	401.7
General and administrative expenses	309.3	201.8	92.7
Accretion of fair value adjustment to loss and loss adjustment expense reserves	43.3	48.6	79.8
Interest expense on debt	49.1	48.6	71.8
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	47.6	22.3	—

Total expenses	4,305.2	3,421.5	4,088.5

Pretax income	247.8	372.3	119.4
Income tax provision	(47.0)	(127.6)	(11.7)

Net income before minority interest, equity in earnings of affiliates, accounting changes and extraordinary items	200.8	244.7	107.7
Dividends on mandatorily redeemable preferred stock of subsidiaries	—	(15.1)	(30.3)
Accretion of preferred stock of subsidiaries to face value	—	(6.4)	(10.6)
Equity in earnings of unconsolidated affiliates	37.4	57.4	14.0

Net income before accounting changes and extraordinary items	238.2	280.6	80.8
Cumulative effect of changes in accounting principles	—	—	660.2
Excess of fair value of acquired net assets over cost	180.5	—	7.1

Net income	418.7	280.6	748.1

Net change in unrealized gains and losses for investments held	218.0	163.1	298.7
Net change in foreign currency translation	48.8	3.2	(1.4)
Recognition of unrealized gains and losses for investments sold	(87.9)	(87.3)	(95.0)
Net change in minimum pension liability	(2.4)	—	—

Comprehensive net income	$595.2	$359.6	$950.4

Computation of net income available to common shareholders
Net income	$418.7	$280.6	$748.1
Redemption value adjustment—Convertible Preference Shares	—	(49.5)	(19.0)
Dividends declared on Convertible Preference Shares	—	—	(.4)

Net income available to common shareholders	$418.7	$231.1	$728.7

Basic earnings per Common Share
Net income before accounting changes and extraordinary items	$24.05	$26.48	$7.47
Net income	42.28	26.48	88.61
Diluted earnings per Common Share
Net income before accounting changes and extraordinary items	$22.67	$23.63	$6.80
Net income	39.92	23.63	80.75

Dividends declared and paid per Common Share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Millions	Total	Common Shares and paid-in surplus	Retained earnings	Accumulated other comprehensive income	Unearned compensation
Balances at January 1, 2002	$1,444.6	$1,106.6	$355.1	$4.4	$(21.5)

Net income	748.1	—	748.1	—	—
Net change in unrealized investment gains	203.7	—	—	203.7	—
Net change in foreign currency translation	(1.4)	—	—	(1.4)	—
Dividends declared on Convertible Preference Shares	(.4)	—	(.4)	—	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	30.2	30.2	—	—	—
Redemption value adjustment—Convertible Preference Shares	(19.0)	—	(19.0)	—	—
Repurchases and retirements of Common Shares	(6.5)	(2.9)	(3.6)	—	—
Amortization of Restricted Share awards	16.2	—	—	—	16.2
Accrued Option expense	.7	.7	—	—	—

Balances at December 31, 2002	2,407.9	1,134.6	1,071.9	206.7	(5.3)

Net income	280.6	—	280.6	—	—
Net change in unrealized investment gains	75.8	—	—	75.8	—
Net change in foreign currency translation	3.2	—	—	3.2	—
Dividends declared on Common Shares	(8.3)	—	(8.3)	—	—
Issuances of Common Shares	270.1	270.1	—	—	—
Repurchases and retirements of Common Shares	(13.8)	(5.5)	(8.3)	—	—
Issuance of Restricted Shares	—	2.0	—	—	(2.0)
Amortization of Restricted Share awards	5.8	—	—	—	5.8
Redemption value adjustment—Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Accrued Option expense	7.4	7.4	—	—	—

Balances at December 31, 2003	2,979.2	1,408.6	1,286.4	285.7	(1.5)

Net income	418.7	—	418.7	—	—
Net change in unrealized investment gains	130.1	—	—	130.1	—
Net change in foreign currency translation	48.8	—	—	48.8	—
Net change in minimum pension liability	(2.4)	—	—	(2.4)	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of Common Shares	13.7	13.7	—	—	—
Repurchases and retirements of Common Shares	(.2)	(.1)	(.1)	—	—
Issuances of Restricted Shares	—	4.7	—	—	(4.7)
Amortization of Restricted Share awards	2.0	—	—	—	2.0
Accrued Option expense	9.1	9.1	—	—	—

Balances at December 31, 2004	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2004	2003	2002
Net income	$418.7	$280.6	$748.1
Charges (credits) to reconcile net income to net cash used for operating activities:
Cumulative effect of changes in accounting principles	—	—	(660.2)
Excess of fair value of acquired net assets over cost	(180.5)	—	(7.1)
Net realized investment gains	(181.1)	(162.6)	(156.0)
Undistributed equity in earnings from unconsolidated insurance affiliates, after-tax	(37.4)	(57.4)	(14.0)
Deferred income tax (benefit) provision	(59.0)	105.0	163.9
Other operating items:
Net Federal income tax (payments) receipts	(86.5)	27.4	189.6
Net change in insurance and reinsurance balances receivable	90.0	51.5	273.0
Net change in reinsurance recoverable on paid and unpaid losses	300.8	636.2	110.3
Net change in deferred acquisition costs	(33.5)	11.3	68.4
Net change in loss and LAE reserves and reserves for structured contracts	(806.7)	(1,147.1)	(652.3)
Net change in unearned insurance and reinsurance premiums	(54.0)	(105.0)	(300.1)
Net change in other assets and liabilities, net	72.5	(148.4)	(137.7)

Net cash used for operating activities	(556.7)	(508.5)	(374.1)

Cash flows from investing activities:
Net decrease in short-term investments	768.2	244.0	755.2
Sales of fixed maturity investments	5,905.1	17,290.5	13,531.9
Maturities of fixed maturity investments	1,561.7	1,372.0	411.9
Sales of common equity securities and other investments	557.3	160.1	98.4
Sales of consolidated and unconsolidated affiliates, net of cash sold	220.9	25.0	—
Purchases of fixed maturity investments	(7,157.3)	(18,248.2)	(14,066.6)
Purchases of common equity securities and other investments	(378.8)	(354.4)	(244.5)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(659.8)	—	(.5)
Net change in unsettled investment purchases and sales	(337.2)	28.1	98.4
Net (acquisitions) dispositions of property and equipment	(13.6)	43.4	(12.8)

Net cash provided from investing activities	466.5	560.5	571.4

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	307.8	1.5	226.4
Proceeds from issuances of debt	—	693.4	8.0
Repayments of debt	(25.0)	(739.9)	(338.6)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(30.3)	(30.3)
Dividends paid on Common Shares	(9.1)	(8.3)	(8.3)
Dividends paid on Convertible Preference Shares	—	—	(.4)

Net cash provided from (used for) financing activities	243.4	(83.6)	(143.2)

Net increase (decrease) in cash during year	153.2	(31.6)	54.1
Cash balance at beginning of year	89.9	121.5	67.4

Cash balance at end of year	$243.1	$89.9	$121.5

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with GAAP in the United States. Previously defined terms used within these financial statements have the same meaning as they have elsewhere within this report. The Company is a Bermuda limited liability company with its headquarters located at The Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.

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

        Folksamerica Reinsurance Company, together with its parent, Folksamerica Holding Company, ("Folksamerica") became a wholly-owned subsidiary of White Mountains in 1998. In connection with the OneBeacon Acquisition, Folksamerica was contributed to OneBeacon. On November 30, 2004, White Mountains completed a significant corporate reorganization and, as part of the reorganization, ownership of Folksamerica was transferred to White Mountains Re.

        On April 16, 2004, White Mountains acquired Sirius Insurance Holding Sweden AB and its subsidiaries ("Sirius"), a group of international insurers and reinsurers that focuses mainly on property and other short-tailed lines, from ABB Ltd. (See Note 2). Subsequent to White Mountains' acquisition of Sirius, Fund American Reinsurance Company Ltd. ("Fund American Re") was sold to Sirius by the Company. Accordingly, the results of Fund American Re are included in Sirius' results throughout this report. White Mountains' reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, "WMU"). WMU is an reinsurance advisory company specializing in international property and marine excess reinsurance.

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

        Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2004 and 2003.

        White Mountains participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities and is monitored and maintained by the lending agent. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan.

        The Company does not use derivatives for hedging, but does own convertible bonds with embedded derivatives. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company bifurcates all equity option derivatives that are embedded in its convertible bonds. The original host instruments are reported, at fair value, in fixed maturity investments and the embedded derivatives are reported, at fair value, in other investments. Because these derivatives do not qualify as hedging instruments, changes in fair values of derivatives are included in realized gains and losses. The fair value of derivatives included in other investments was $33.9 million at December 31, 2004 and realized gains (losses) on derivatives was $7.3 million for the period ending December 31, 2004.

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance and reinsurance operations

        White Mountains accounts for insurance and reinsurance policies that it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the NYAIP. These policies generate takeout credits which can be "sold" for fees to the transferor company ("takeout fees"). These fees are also typically a percentage of the transferor company's NYAIP premium assignments. AutoOne Insurance's LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7% at December 31, 2004 and 2003). As of December 31, 2004 and 2003, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $259.4 million and $294.5 million, respectively.

        In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably over the period that the claims to which such reserves relate are expected to be settled. See Note 3.

        In connection with purchase accounting for the Sirius Acquisition, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius' acquired balance sheet by $58.1 million. This fair value adjustment is being recognized through an income statement charge ratably with and over the period the claims are settled. See Note 3.

        White Mountains' insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS 113 and Emerging Issues Task Force Topic No. D-54, as applicable.

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

        Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held by ceding companies represent amounts due to White Mountains in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and a contractually agreed amount is credited to the Company and recognized as investment income. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that White Mountains has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

Accounting for Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, White Mountains' insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (hereafter referred to as structured contracts) depending upon the structure of the mechanism.

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

Reserves for Structured Contracts

        The reserve for structured contracts represents deposit liabilities for reinsurance contracts that do not satisfy the conditions for reinsurance accounting established in SFAS 113.

        For insurance and reinsurance contracts that transfer only significant timing risk or that transfer neither significant timing risk nor significant underwriting risk, the amount of the deposit asset or liability is adjusted at the balance sheet date by calculating the effective yield on the deposit to reflect actual payments to date and expected future payments. Changes in the carrying amounts are reported as a component of net investment income. Fees related to these contracts are recorded as investment income and are earned using the effective yield method or evenly over the life of the contract dependent upon contract terms.

Deferred Software Costs

        White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2004 and 2003, White Mountains had deferred software costs of $56.1 million and $51.7 million, respectively.

Federal and foreign income taxes

        The majority of White Mountains' subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

        Deferred tax assets and liabilities are recorded when a difference between an asset or liability's financial statement value and its tax reporting value exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes". The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses.

Foreign currency exchange

        The U.S. dollar is the functional currency for all of the Company's businesses except for the foreign reinsurance operations of Folksamerica, Sirius and WMU, foreign investment securities and certain other smaller international activities. The national currencies of the subsidiaries are their functional currencies since their business is primarily transacted in such local currency. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders' equity, in accumulated other comprehensive income or loss, net of tax.

        Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate of the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise.    As of December 31, 2004 and 2003, White Mountains had an after-tax unrealized foreign currency translation gain (loss) of $48.5 million and ($.3) million, respectively, recorded on its consolidated balance sheet. For the years ended December 31, 2004, 2003 and 2002, White Mountains' foreign currency gains and losses reported on its consolidated income statements were insignificant for all periods presented. The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2004		Closing Rate 2004
Swedish Krona	7.6466	(1)	6.6231
British Pound	.5600		.5218
Canadian Dollar	1.2970		1.2132

(1)
Represents the exchange rate at April 16, 2004 as this is the date that White Mountains acquired Sirius, whose functional currency is the Swedish krona.

Earnings (loss) per share

        Basic earnings (loss) per share amounts are based on the weighted average number of Common Shares outstanding. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, calculated using the treasury stock method. The following table outlines the Company's computation of earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Basic earnings per share numerators (in millions):
Net income before accounting changes and extraordinary items	$238.2	$280.6	$80.8
Redemption value adjustment and dividends on Convertible Preference Shares	—	(49.5)	(19.4)

Net income before accounting changes and extraordinary items available to common shareholders	$238.2	$231.1	$61.4

Cumulative effect of changes in accounting principles	—	—	660.2
Extraordinary income items	180.5	—	7.1

Net income available to common shareholders	$418.7	$231.1	$728.7

Diluted earnings per share numerators (in millions):
Net income before accounting changes and extraordinary items available to common shareholders	$238.2	$231.1	$61.4
Other effects on diluted earnings(1)	(.9)	(2.6)	(.1)

Net income before accounting changes and extraordinary items available to common shareholders	$237.3	$228.5	$61.3

Cumulative effect of changes in accounting principles	—	—	660.2
Extraordinary income items	180.5	—	7.1

Adjusted net income available to common shareholders	$417.8	$228.5	$728.6

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	9,902	8,725	8,225
Average outstanding dilutive warrants to acquire Common Shares(2)	565	944	799

Diluted earnings per share denominator	10,467	9,669	9,024

Basic earnings per share (in dollars):
Net income before accounting changes and extraordinary items	$24.05	$26.48	$7.47
Cumulative effect of changes in accounting principles	—	—	80.27
Extraordinary income items	18.23	—	.87

Net income	$42.28	$26.48	$88.61

Diluted earnings per share (in dollars):
Net income before accounting changes and extraordinary items	$22.67	$23.63	$6.80
Cumulative effect of changes in accounting principles	—	—	73.16
Extraordinary income items	17.25	—	.79

Net income	$39.92	$23.63	$80.75

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

(2)
The diluted earnings per share denominators for the years ended December 31, 2004, 2003 and 2002 include the dilutive effects of average outstanding warrants to acquire 852,678, 1,724,200 and 1,724,200 Common Shares, respectively, at a strike price of $173.99 per Common Share. The warrants were fully exercised on June 29, 2004. The diluted earnings per share denominators presented exclude the anti-dilutive effects of outstanding Options and unearned restricted Common Shares outstanding that are being fully expensed over the vesting period.

Recently Adopted Changes in Accounting Principles

Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. White Mountains adopted the disclosure provisions of FIN 46 beginning with its December 31, 2002 Form 10-K and its consolidation provisions as of March 31, 2004. See Note 15.

Mandatorily Redeemable Preferred Stock

        In July 2003, White Mountains adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") and it subsequently adopted FASB Staff Position No. 150-3 ("FSP 150-3") in November 2003. SFAS 150, among other things, required an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to initially measure the liability at its fair value. Subsequently, these instruments are to be measured at their present value, using the interest rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments, as well as any accretion related to those instruments, are to be reflected as interest expense. FSP 150-3 was released by the FASB in November 2003 and it indefinitely deferred the fair value measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests. However, the presentation provisions of SFAS 150 are still applicable to those instruments.

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fell within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3. Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values. In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense. See Note 10.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Among other things, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end and interim reporting.

        White Mountains' share-based compensation plans, consisting primarily of performance shares with limited use of restricted Common Share awards ("Restricted Shares") and a one-time grant of incentive stock options to acquire Common Shares ("Options"), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of Common Shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company's deferred compensation plans.

        White Mountains expenses the full cost of all its share-based compensation, including its outstanding Options. White Mountains' share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. See Note 9. White Mountains accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans ("FIN 28"). The accounting treatment for White Mountains' Restricted Share awards under APB 25 is identical to the method prescribed by SFAS 123, whereby the Restricted Shares are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the service period. Compensation expense charged to earnings for Restricted Shares was $2.0 million, $5.8 million and $16.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The accounting treatment for White Mountains' performance share awards under APB 25 is also identical to the method prescribed by SFAS 123, whereby the liability for performance share awards is measured each period based upon the current market price of the underlying Common Shares. During 2004, 2003 and 2002, White Mountains recorded compensation charges of $215.0 million, $206.6 million and $63.5 million, respectively, for outstanding performance shares.

        In 2000, the Company issued a one-time award of 81,000 Options. The Options were issued at an exercise price equal to the market value of the underlying Common Shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company's outstanding Options are accounted for as variable options under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying Common Shares. Compensation expense charged to earnings for Options was $9.0 million, $7.4 million and $.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had 46,530 Options outstanding (10,530 of which were exercisable) with a weighted average exercise price of $140.80 per Common Share. During the year ended December 31, 2004, 4,035 Options were exercised at an average exercise price of $139.58 per Common Share.

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

	Year Ended December 31,
Millions, except per share amounts
	2004	2003	2002
Net income, as reported	$418.7	$280.6	$748.1
Add: Option expense included in reported net income	9.0	7.4	.7
Deduct: Option expense determined under fair value based method	(.1)	(.1)	(.1)

Net income, pro forma	$427.6	$287.9	$748.7

Earnings per share:
Basic—as reported	$42.28	$26.48	$88.61
Basic—pro forma	43.18	27.32	88.67
Diluted—as reported	39.92	23.63	80.75
Diluted—pro forma	40.77	24.39	80.81

Business Combinations

        In 2001, White Mountains adopted the provisions of SFAS No. 141, "Business Combinations", which required the recognition of all existing deferred credits (defined as the excess of fair value of acquired assets over cost) arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS 141, White Mountains recognized its entire December 31, 2001 unamortized deferred credit balance of $682.5 million on January 1, 2002 as a cumulative effect of a change in accounting principle. SFAS 141 also requires deferred credits arising from business combinations on or after July 1, 2001 to be immediately recognized through the income statement as an extraordinary gain. See Note 2.

        On January 1, 2002, White Mountains adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for the amortization of existing and prospective goodwill (defined as the excess of cost over the fair value of acquired assets) only when the assets acquired are deemed to have been impaired rather than systematically over a perceived period of benefit. SFAS 142 specifically defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value and requires goodwill to be evaluated for impairment periodically. Prior to the issuance of SFAS 142, little guidance existed as to how to determine and measure goodwill impairment. As a result of the issuance of SFAS 142, White Mountains performed a discounted cash flow analysis to determine the fair value of the net assets supporting its unamortized goodwill relating primarily to its 2000 acquisition of substantially all the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital") and recognized a transitional impairment loss of $22.3 million on January 1, 2002 as a cumulative effect of a change in accounting principle.

Employer's Disclosures about Pensions and Other Post Retirement Benefits

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits," ("SFAS 132(R)"). This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additionally, SFAS 132(R) requires more detailed disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information. White Mountains has included the disclosures required by SFAS 132(R) for the years ended December 31, 2004 and 2003. See Note 8.

Other-Than-Temporary Impairment Disclosures

        In December of 2003, White Mountains adopted FASB Emerging Issues Task Force ("EITF") Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the quantitative disclosures are not other-than temporary. See Note 5.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "(SFAS 123(R)". SFAS 123(R) is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. White Mountains does not expect a material effect on its financial condition, results of operations or cash flows

NOTE 2. Significant Transactions

Sirius

        On April 16, 2004, White Mountains acquired Sirius from ABB Ltd. (the "Sirius Acquisition") for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which includes $10.5 million of expenses incurred in connection with the acquisition. The principal companies acquired were Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"). Sirius International is domiciled in Sweden and has offices in Belgium, Hamburg, London, Singapore, Stockholm and Zurich. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired by Folksamerica as part of the transaction. Scandinavian Re is a reinsurance company that has been in run-off since 2002.

        The Sirius Acquisition was accounted for by the purchase method of accounting and, therefore, the identifiable assets and liabilities of Sirius were recorded by White Mountains at their fair values on April 16, 2004. The process of determining the fair value of such assets and liabilities acquired was as follows: (1) the purchase price of Sirius was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at April 16, 2004; (2) the excess of the estimated fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (3) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as an extraordinary gain.

        The fair value of identifiable assets and liabilities acquired on April 16, 2004 were as follows (in millions):

Fair value of assets acquired	$3,306.9
Fair value of liabilities acquired	2,768.0

Fair value of net assets acquired	538.9
Total purchase price, including expenses	(427.5)

Resulting extraordinary gain	$111.4

        Significant assets and liabilities acquired through Sirius included $1,851.9 million of cash and investments, $790.1 million of funds held by ceding companies, $286.2 million of reinsurance recoverable on paid and unpaid losses, $245.8 million of insurance and reinsurance balances receivable, $1,612.7 million of loss and loss adjustment expense reserves, $432.2 million of reserves for structured settlements, $276.5 million of unearned insurance premiums and $289.4 million of deferred tax liabilities.

        Supplemental unaudited pro forma condensed combined income statement information for the year ended December 31, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, and for the year ended December 31, 2003, which assumes the Sirius Acquisition had occurred as of January 1, 2003, follows:

	Pro Forma Twelve Months Ended December 31, 2004	Pro Forma Twelve Months Ended December 31, 2003
	(Unaudited) Millions, except per share amounts
Total revenues	$4,699.7	$4,408.3
Income before extraordinary items	$273.4	$262.0
Net income	$453.9	$347.5
Earnings per share:
Pro forma net income—basic	$45.83	$34.15
Pro forma net income—diluted	$43.28	$30.55

        The unaudited pro forma information presented above for the years ended December 31, 2004 and 2003 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004 and 2003, respectively. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Symetra

        On August 2, 2004, White Mountains, Berkshire Hathaway Inc. ("Berkshire") and several other private investors capitalized Symetra Financial Corporation ("Symetra") in order to purchase the life and investments operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of bank debt. White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra, which are accounted for under the equity method, and approximately 24% of Symetra on a fully-converted basis including the warrants, which are accounted for under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Three White Mountains designees serve on Symetra's eight member board of directors.

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

Sierra

        On March 31, 2004, Folksamerica acquired the Sierra Insurance Group companies (the "Sierra Group"), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note (see Note 6), of which $58.0 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. The acquired companies' net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premium. The acquisition resulted in an $8.6 million extraordinary gain, which White Mountains recognized in the first quarter of 2004.

Tryg-Baltica

        On November 11, 2004, Sirius International acquired 100% of Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S ("Tryg Baltica"). Under the terms of the agreement, Sirius paid approximately DKK 316.3 million ($57.7 million) and an additional $0.3 million of expenses incurred in connection with the acquisition. Following the closing, White Mountains Re placed Tryg-Baltica into run-off, though it is anticipated that select business will be renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and will manage the company's run-off administration. The acquired companies' net assets at closing were $77.5 million, including $144.3 million of cash and investments, $86.7 million of receivables, $20.8 million of deposits with insurance companies, $150.8 million of loss and LAE reserves and $36.9 million of unearned insurance premiums. The acquisition resulted in a $19.8 million extraordinary gain, which White Mountains recognized in the fourth quarter of 2004.

Other Acquisitions and Dispositions

        During the fourth quarter of 2004, OneBeacon sold two of its subsidiaries, Potomac Insurance Company of Illinois ("Potomac") for $21.7 million and Western States Insurance Company ("Western States"), as well as its boiler inspection service business, for $15.1 million and recognized combined gains on the sales of $22.1 million through other revenues.

        During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual (defined below) New York commercial business to Tower Insurance Group. The transaction, effective with December 1, 2004 renewals, will impact approximately

$110.0 million of premiums. OneBeacon will retain the commercial business acquired from Atlantic Mutual (defined below).

        On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company ("Atlantic Specialty"), a subsidiary of Atlantic Mutual Insurance Company ("Atlantic Mutual"), and the renewal rights to Atlantic Mutual's segmented commercial insurance business, including the unearned premiums on the acquired book (the "Atlantic Specialty Transaction"). The overall gross written premium for this book of business totals approximately $400 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission on the premiums renewed. In connection with its acquisition of Atlantic Specialty, OneBeacon paid $30.1 million in cash and issued a $20.0 million note to the seller. See Note 6.

        During the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier Re Holdings Ltd. ("Montpelier") from an existing warrant holder for $54.1 million in cash. Also during the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. See Note 5.

        In January 2004, Folksamerica sold Peninsula to the Donegal Group for $23.3 million, or 107.5% of its GAAP book value, resulting in a pretax gain of $2.1 million, which White Mountains recognized in the first quarter of 2004.

        Effective October 1, 2003, Folksamerica acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance ("CNA Re"), a division of CNA Financial Corporation. Under the terms of the transaction, Folksamerica will compensate CNA Re based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. No reserves or liabilities were transferred. In connection with this transaction, Folksamerica established an underwriting office in Chicago staffed with a number of reinsurance professionals previously employed by CNA Re.

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

        In April 2002, Folksamerica acquired Imperial Casualty and Indemnity Insurance Company ("Imperial") for $4.2 million including related expenses ($.5 million net of cash acquired). Significant assets and liabilities acquired included investments of $22.8 million and gross loss and LAE reserves of $11.9 million. In accordance with SFAS 141, White Mountains recognized a $7.1 million extraordinary gain during 2002 representing the excess of the fair value of Imperial's net assets over its cost.

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

        White Mountains establishes loss reserves for White Mountains Re based on a single point estimate, which is management's best estimate of ultimate losses and loss expenses. This "best estimate" is derived from a combination of methods. For current accident year business the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and loss expense reserves.

        For prior accident years, White Mountains Re gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns. For both current and prior accident years estimates change when new information becomes available, such as changing loss emergence patterns, or claim and underwriting audits.

        Once a point estimate is established, in the case of White Mountains Re, actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business. Due to the inherent difficulties in estimating ultimate A&E exposures, White Mountains Re does not estimate ranges of these reserves.

Loss and loss adjustment expense reserve summary

        The following table summarizes the loss and LAE reserve activities of White Mountains' insurance and reinsurance subsidiaries for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
Millions
	2004	2003	2002
Gross beginning balance	$7,728.2	$8,875.3	$9,527.6
Less beginning reinsurance recoverable on unpaid losses	(3,473.8)	(4,071.9)	(4,203.5)

Net loss and LAE reserves	4,254.4	4,803.4	5,324.1
Loss and LAE reserves acquired—Sirius(1)	1,328.9	—	—
Loss and LAE reserves acquired—Sierra Group(1)	244.4	—	—
Loss and LAE reserves acquired—Tryg-Baltica(1)	136.8	—	—
Loss and LAE reserves consolidated—NJ Skylands Reciprocal	62.1	—	—
Loss and LAE reserves sold—Peninsula	(17.0)	—	—
Loss and LAE reserves acquired—Imperial	—	—	11.0
Loss and LAE reserves acquired—Fund American Re	—	—	17.5
Loss and LAE reserves transferred(2)	—	(5.0)	(22.4)
Losses and LAE incurred relating to:
Current year losses	2,476.0	1,948.7	2,548.2
Prior year losses	115.1	189.4	90.0

Total incurred losses and LAE	2,591.1	2,138.1	2,638.2
Accretion of fair value adjustment to loss and LAE reserves	43.3	48.6	79.8
Foreign currency translation adjustment to loss and LAE reserves	48.0	—	—
Loss and LAE paid relating to:
Current year losses	(926.3)	(825.3)	(1,072.9)
Prior year losses	(2,164.6)	(1,905.4)	(2,171.9)

Total loss and LAE payments	(3,090.9)	(2,730.7)	(3,244.8)
Net ending balance	5,601.1	4,254.4	4,803.4
Plus ending reinsurance recoverable on unpaid losses	3,797.4	3,473.8	4,071.9

Gross ending balance	$9,398.5	$7,728.2	$8,875.3

(1)
Reinsurance recoverables on unpaid losses acquired in the Sirius, Sierra Group and Tryg-Baltica acquisitions totalled $283.8 million, $162.5 million and $14.0 million, respectively.

(2)
Represents retroactive loss reserves ceded to Imagine Re. See Note 4.

Loss and LAE development—2004

        White Mountains experienced $115.1 million of net unfavorable development on prior accident year loss and LAE reserves during 2004, of which approximately $100.3 million (relating primarily to 2002 and prior accident years) was experienced by OneBeacon and approximately $10.8 million was experienced by White Mountains Re.

        The 2004 development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in OneBeacon's run-off operations, as well as national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments.

        The majority of the unfavorable development recorded at White Mountains Re resulted from certain discontinued lines at Folksamerica as well as run-off operations acquired as part of the Sirius Acquisition. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio, mainly from the three most recent underwriting years, and is indicative of the favorable terms and conditions that have existed in the global reinsurance marketplace during that time. Additionally, White Mountains Re recorded $10.0 million of unfavorable loss development on its workers compensation reserves acquired as part of the Sierra Group acquisition in 2004. This unfavorable development was offset by a reduction to the purchase note issued in connection with the acquisition of the Sierra Group.

Loss and LAE development—2003

        White Mountains recorded $189.4 million of net unfavorable loss reserve development on prior accident year loss and LAE reserves during 2003, of which approximately $146.9 million (relating primarily to 2000 and prior accident years) was experienced by OneBeacon and $45.5 million was experienced by White Mountains Re.

        The majority of the net unfavorable development at OneBeacon in 2003 was due to a $97.7 million increase related to construction defect claims in its run-off operations. The development at OneBeacon in 2003 also included approximately $12.0 million for a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which was settled through an arbitration decision during 2003.

        White Mountains Re experienced approximately $45.5 million of unfavorable loss reserve development during 2003, primarily due to strengthening of A&E reserves and reserves on Risk Capital casualty lines. White Mountains Re's 2003 loss development for A&E exposures was due to the completion of a detailed A&E market share study. This study was based on White Mountains Re's share of industry paid losses to estimated industry carried reserves.

Loss and LAE development—2002

        Prior accident year losses of $90.0 million incurred in 2002 consisted primarily of $57.4 million recorded during 2002 at OneBeacon, $17.0 million recorded at White Mountains Re, $10.5 million recorded at Fund American Re and $5.1 million recorded at White Mountains' other insurance subsidiaries.

        OneBeacon's prior year development recorded in 2002 was comprised of a $97.4 million increase related to accident years 2000 and prior, while reserves for accident year 2001 were reduced by $40.0 million. Reserve increases for 2000 and prior accident years primarily relate to increases in reserves for workers compensation coverages of $155.3 million (on reserves as of December 31, 2001 of $1.2 billion) reduced primarily by favorable development in general liability coverages and decreases in reserves for unallocated LAE totaling approximately $57.9 million. Workers compensation reserves for accident year 2000 and prior increased related primarily to a continuing unfavorable trend of increases in workers compensation medical claims and indemnity costs. Based on a study provided by the NCCI, workers compensation medical claims costs rose an average of 14% during 2002, compared with an average of 12% during 2001. Average workers compensation indemnity costs rose 11% during 2002 compared with an increase of 9% during 2001. Decreases in reserves for unallocated LAE resulted from completion of an activity-based-cost study which indicated future claim servicing costs were less than originally projected. This decrease primarily related to multiple peril and general liability coverages. The reduction in reserves for accident year 2001 was due in large part to favorable development on property losses from the Attacks.

        The prior year development recorded in 2002 at White Mountains Re consisted primarily of (i) additional losses of $9.7 million relating to the Attacks, (ii) additional losses of $7.3 million from aviation insurance coverage, in relation to the Risk Capital business, (iii) reserve additions relating to asbestos and environmental losses of $11.4 million, (iv) $3.5 million of adverse development relating to the remaining business from the USF Re acquisition, offset by (v) $17.0 million of net income recorded during the first quarter relating to the reversal of an allowance for doubtful reinsurance recoveries related to PCA. These losses, with exception of the those relating to the Attacks, are covered under the Imagine Cover, and were partially offset by amortization of the deferred gain related to retroactive reinsurance.

Fair value adjustment

        In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by reducing them by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This reduction to net loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably over the period that the claims are expected to be settled. As a result, White Mountains recognized $33.2 million, $48.6 million and $79.8 million of accretion to loss and LAE reserves during 2004, 2003 and 2002, respectively. White Mountains will accrete the remaining $82.4 million over the future periods in which the claims are settled, which is expected to be seven or eight years from the OneBeacon Acquisition.

        In connection with purchase accounting for the Sirius Acquisition, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius' acquired balance sheet by $58.1 million. This fair value adjustment is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $10.1 million of such charges for the year ended December 31, 2004.

        The fair values of OneBeacon's loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 and Sirius' loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover and the GRC Cover) and Sirius and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's and Sirius' historical loss data. The resulting discount was reduced by the "price" for bearing the uncertainty inherent in OneBeacon's and Sirius' net loss reserves in order to estimate fair value. This was approximately 11% and 12% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon and Sirius, respectively, which is believed to be reflective of the cost OneBeacon and Sirius would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and loss adjustment expense reserve activity

        White Mountains' reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims. Due to the inherent difficulties in estimating ultimate A&E exposures, OneBeacon does not estimate a range for A&E incurred losses.

        Immediately prior to White Mountains' acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 63% of asbestos losses and 39% of environmental losses have been recovered under the historical third party reinsurance.

        OneBeacon estimates that on an incurred basis it has exhausted approximately $1.7 billion of the coverage provided by NICO at December 31, 2004. At December 31, 2004, $14.3 million of the $1.7 billion of exhausted coverage from NICO related to uncollectible Third Party Recoverables. Net losses paid totaled approximately $682 million as of December 31, 2004, with $95 million paid in 2004. Asbestos payments during 2004 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon's estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $757 million that OneBeacon estimates remained at December 31, 2004.

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

        White Mountains' reserves for A&E losses at December 31, 2004 represent management's best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

        The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains' other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2004, 2003 and 2002, respectively.

OneBeacon

	Period Ended December 31,
	2004		2003		2002
Net Asbestos and Environmental Loss Reserve Activity (in millions)
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$969.5	$4.2	$1,137.0	$4.9	$1,194.8	$5.8
Incurred losses and LAE	6.7	5.9	(.6)	—	—	—
Paid losses and LAE	(107.3)	(1.6)	(166.9)	(.7)	(57.8)	(.9)

Ending balance	868.9	8.5	969.5	4.2	1,137.0	4.9

Environmental:
Beginning balance	559.8	8.6	701.3	17.1	749.8	18.4
Incurred losses and LAE	9.6	6.7	(11.1)	—	—	—
Paid losses and LAE	(56.4)	(5.1)	(130.4)	(8.5)	(48.5)	(1.3)

Ending balance	513.0	10.2	559.8	8.6	701.3	17.1

Total asbestos and environmental:
Beginning balance	1,529.3	12.8	1,838.3	22.0	1,944.6	24.2
Incurred losses and LAE	16.3	12.6	(11.7)	—	—	—
Paid losses and LAE	(163.7)	(6.7)	(297.3)	(9.2)	(106.3)	(2.2)

Ending balance	$1,381.9	$18.7	$1,529.3	$12.8	$1,838.3	$22.0

White Mountains Re

	Year Ended December 31,
	2004		2003		2002
Net Asbestos and Environmental Loss Reserve Activity (in millions)
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$69.7	$64.1	$52.7	$39.5	$48.9	$37.5
Incoming reserves due to the Sirius Acquisition	9.7	6.9	—	—	—	—
Incurred losses and LAE	8.0	2.6	27.7	32.0	9.7	6.5
Paid losses and LAE	(19.3)	(14.3)	(10.7)	(7.4)	(5.9)	(4.5)

Ending balance	68.1	59.3	69.7	64.1	52.7	39.5

Environmental:
Beginning balance	17.4	15.1	14.4	12.5	13.8	11.4
Incoming reserves due to the Sirius Acquisition	3.2	1.9	—	—	—	—
Incurred losses and LAE	2.8	.1	4.7	3.7	3.8	4.0
Paid losses and LAE	(1.5)	(1.4)	(1.7)	(1.1)	(3.2)	(2.9)

Ending balance	21.9	15.7	17.4	15.1	14.4	12.5

Total asbestos and environmental:
Beginning balance	87.1	79.2	67.1	52.0	62.7	48.9
Incoming reserves due to the Sirius Acquisition	12.9	8.8	—	—	—	—
Incurred losses and LAE	10.8	2.7	32.4	35.7	13.5	10.5
Paid losses and LAE	(20.8)	(15.7)	(12.4)	(8.5)	(9.1)	(7.4)

Ending balance	$90.0	$75.0	$87.1	$79.2	$67.1	$52.0

Other operations

	Year Ended December 31,
Net Asbestos and Environmental Loss Reserve Activity(1) (in millions)	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$27.0	$25.7	$29.4	$28.4	$23.0	$21.9
Incurred losses and LAE	15.3	7.6	1.3	(2.1)	10.2	10.1
Paid losses and LAE	(4.8)	3.2	(3.7)	(.6)	(3.8)	(3.6)

Ending balance	37.5	36.5	27.0	25.7	29.4	28.4

Environmental:
Beginning balance	5.7	5.5	6.0	5.8	8.2	7.8
Incurred losses and LAE	2.0	.9	(.5)	(.1)	(1.5)	(1.3)
Paid losses and LAE	(.8)	.4	.2	(.2)	(.7)	(.7)

Ending balance	6.9	6.8	5.7	5.5	6.0	5.8

Total asbestos and environmental:
Beginning balance	32.7	31.2	35.4	34.2	31.2	29.7
Incurred losses and LAE	17.3	8.5	.8	(2.2)	8.7	8.8
Paid losses and LAE	(5.6)	3.6	(3.5)	(.8)	(4.5)	(4.3)

Ending balance	$44.4	$43.3	$32.7	$31.2	$35.4	$34.2

(1)
The asbestos and environmental reserve activity for White Mountains' other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial. At December 31, 2004, American Centennial had 33 open asbestos and environmental claims of which 19 were asbestos related claims and 14 were environmental related claims.

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

Year ended December 31, 2004 Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,367.9	$367.4	$176.7	$—	$2,912.0
Assumed	289.6	1,565.9	24.6	—	1,880.1
Ceded	(198.4)	(687.0)	(1.9)	—	(887.3)

Net written premiums	$2,459.1	$1,246.3	$199.4	$—	$3,904.8

Gross earned premiums:
Direct	$2,253.9	$310.4	$153.6	$—	$2,717.9
Assumed	331.1	1,625.4	24.4	—	1,980.9
Ceded	(206.5)	(670.3)	(1.5)	—	(878.3)

Net earned premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5

Losses and LAE:
Direct	$1,540.7	$196.3	$108.6	$2.4	$1,848.0
Assumed	681.7	1,159.7	14.0	11.0	1,866.4
Ceded	(677.2)	(437.1)	(.2)	(8.8)	(1,123.3)

Net losses and LAE	$1,545.2	$918.9	$122.4	$4.6	$2,591.1

Year ended December 31, 2003 Millions	OneBeacon(1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,016.2	$5.9	$87.4	$41.2	$2,150.7
Assumed	234.7	1,409.0	29.0	—	1,672.7
Ceded	(278.4)	(529.2)	—	(8.1)	(815.7)

Net written premiums	$1,972.5	$885.7	$116.4	$33.1	$3,007.7

Gross earned premiums:
Direct	$2,234.2	$6.5	$69.2	$39.2	$2,349.1
Assumed	369.1	1,301.3	30.7	.1	1,701.2
Ceded	(443.0)	(462.0)	—	(7.6)	(912.6)

Net earned premiums	$2,160.3	$845.8	$99.9	$31.7	$3,137.7

Losses and LAE:
Direct	$1,492.1	$(18.5)	$55.6	$30.5	$1,559.7
Assumed	107.3	711.4	25.4	.1	844.2
Ceded	(123.8)	(135.3)	—	(6.7)	(265.8)

Net losses and LAE	$1,475.6	$557.6	$81.0	$23.9	$2,138.1

Year ended December 31, 2002 Millions	OneBeacon(1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,782.6	$7.2	$20.2	$34.9	$2,844.9
Assumed	569.0	974.8	32.8	.1	1,576.7
Ceded	(828.8)	(293.8)	—	(5.5)	(1,128.1)

Net written premiums	$2,522.8	$688.2	$53.0	$29.5	$3,293.5

Gross earned premiums:
Direct	$3,181.8	$7.1	$9.9	$34.8	$3,233.6
Assumed	504.6	922.4	30.9	—	1,457.9
Ceded	(815.5)	(294.5)	—	(5.1)	(1,115.1)

Net earned premiums	$2,870.9	$635.0	$40.8	$29.7	$3,576.4

Losses and LAE:
Direct	$2,405.5	$(25.9)	$7.8	$31.1	$2,418.5
Assumed	389.0	601.1	28.8	1.1	1,020.0
Ceded	(663.2)	(133.0)	—	(4.1)	(800.3)

Net losses and LAE	$2,131.3	$442.2	$36.6	$28.1	$2,638.2

(1)
Assumed amounts principally relate to business assumed under the Liberty Agreement.

OneBeacon

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon's largest single natural catastrophe risk is Northeast windstorm. OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

        Since the terrorist attacks of September 11, 2001 (the "Attacks"), OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

        On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the "Terrorism Act") establishing a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The Terrorism Act requires primary commercial insurers to make terrorism coverage available immediately and provides Federal protection above individual company retention and aggregate industry retention levels. OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $160.0 million in 2005. Aggregate industry retention levels are $15.0 billion for 2005. The Federal government will pay 90% of covered terrorism losses that exceed either OneBeacon's or the industry's retention levels up to $100.0 billion. The fate of the Terrorism Act beyond 2005 remains uncertain. It is anticipated that Congress will likely rule on a possible extension during the summer of 2005; however, there is a chance that the Terrorism Act could expire on December 31, 2005.

        Effective July 1, 2004, OneBeacon renewed its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through June 30, 2005. Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss. In the event of a catastrophe, OneBeacon can reinstate its property catastrophe reinsurance program for the remainder of the original contract term by paying a reinstatement premium which is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from other types of terrorist attacks, and commercial property losses resulting from other types of domestic terrorist attacks or events not "certified" as defined under the Terrorism Act. The Terrorism Act provides protection for commercial property losses for certified events including those arising from nuclear, biological, or chemical attacks.

        OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The Property per Risk reinsurance program reinsures losses in excess of $5.0 million up to $75.0 million. Individual risk facultative reinsurance may be purchased above $75.0 million where OneBeacon deems it appropriate. The Property per Risk treaty also reinsures losses in excess of $10.0 million up to $75.0 million on an individual risk basis for terrorism losses. However nuclear, biological, and chemical events are not covered.

        OneBeacon also maintains a casualty reinsurance program which provides protection for catastrophe losses involving workers compensation, general liability or automobile liability in excess of $5.0 million up to $60.0 million. This program provides one full $55.0 million limit for either "certified" or "non-certified" terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" (Extremely Strong) by Standard & Poor's and "A++" (Superior) by A.M. Best: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental claims (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million on additional losses occurring in accident years 2000 and prior (the "GRC Cover").

        Reinsurance contracts do not relieve OneBeacon of its obligation to its ceding companies. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2004	% of Total	A.M. Best Rating(2)
Subsidiaries of Berkshire (NICO and GRC)(3)	$2,109.2	76%	A++
Liberty Mutual and subsidiaries(1)	126.9	5%	A
Tokio Fire and Marine Insurance Company	57.0	2%	A++
American Re-Insurance Company	53.7	2%	A+
Swiss Re	25.9	1%	A+

(1)
At December 31, 2004, OneBeacon had assumed balances payable and expenses payable of approximately $85.3 million under the Liberty Agreement. In the event of Liberty Mutual's insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

(3)
Includes $420.1 million of Third Party Recoverables that NICO would pay under the terms of the NICO Cover if they are unable to collect from the Third Party Reinsurers.

White Mountains Re

        White Mountains Re has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance and reinsurance enterprises and by closely monitoring aggregate property exposures and related PMLs. To manage and analyze aggregate exposures and PML, White Mountains Re utilizes a variety of tools and analyses, including catastrophe modeling software packages. White Mountains Re regularly assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure, primarily through limiting accumulation of exposure to acceptable levels and, if deemed necessary, the purchase of catastrophe reinsurance.

        Folksamerica's primary reinsurance protections are through quota share arrangements with Olympus. Folksamerica's retrocessional arrangements with Olympus are designed to increase Folksamerica's capacity to capitalize on the improved pricing trends that accelerated after the Attacks and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events. Under the quota share agreements with Olympus, Folksamerica cedes up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and receives an override commission on the premiums ceded to Olympus.

        Effective April 1, 2004, Sirius International entered into a quota share reinsurance agreement with Olympus. Under this agreement, Sirius International cedes 25% of its new and renewal short-tailed proportional and excess of loss business to Olympus. White Mountains Re receives an override commission on the premiums ceded to Olympus.

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. In accordance with

SFAS 113, amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2004 and 2003, Folksamerica's reinsurance recoverables included $260.4 million and $312.4 million, respectively, recorded under the Imagine Re Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million limit available under this contract had been fully utilized. At December 31, 2004 and 2003, Folksamerica had recorded $42.5 million and $50.6 million in deferred gains, respectively, related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $8.1 million, $8.2 million and $8.5 million of such deferred gains during 2004, 2003 and 2002, respectively.

        Reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies. Therefore, collectibility of balances due from its reinsurers is critical to White Mountains Re's financial strength. The following table provides a listing of White Mountains Re's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer's A.M. Best Rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2004	% of Total	A.M. Best Rating(2)
Olympus(1)	$305.0	22%	A-
Imagine Re(1)	260.4	19%	A-
London Life(1)	135.6	10%	A
General Re	71.7	5%	A++
St. Paul Travelers	70.1	5%	A

(1)
Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings) and "A-" (Excellent, which is the fourth highest of fifteen ratings).

NOTE 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with the fixed maturity investments of its consolidated insurance and reinsurance operations, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2004, 2003 and 2002 consisted of the following:

	Year Ended December 31,
Millions
	2004	2003	2002
Investment income:
Fixed maturity investments	$304.3	$267.2	$333.9
Short-term investments	24.9	16.6	19.3
Common equity securities	25.1	9.5	6.6
Other	15.0	1.3	11.8

Total investment income	369.3	294.6	371.6
Less investment expenses and other charges	(8.4)	(3.7)	(5.6)

Net investment income, before tax	$360.9	$290.9	$366.0

        The composition of realized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions
	2004	2003	2002
Fixed maturity investments	$32.2	$102.7	$156.0
Common equity securities	65.1	37.8	(3.0)
Montpelier common shares	35.2	—	—
Other investments	48.6	22.1	3.0

Net realized investment gains, before tax	181.1	162.6	156.0
Income taxes attributable to realized investment gains and losses	(56.7)	(45.2)	(33.1)

Net realized investment gains, after-tax	$124.4	$117.4	$122.9

        White Mountains recognized gross realized investment gains of $229.7 million, $271.7 million and $265.2 million and gross realized investment losses of $48.6 million, $109.1 million and $109.2 million on sales of investment securities during 2004, 2003 and 2002, respectively.

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

        The following table summarizes White Mountains' investment in Montpelier as of December 31, 2004 and December 31, 2003:

	As of December 31, 2004			As of December 31, 2003
Millions	Shares	Carrying Value	Fair Value	Shares	Carrying Value	Fair Value
Montpelier
Common shares	6.3	$235.4	$235.4	10.8	$282.7	$396.3
Warrants to acquire common shares	7.2	160.9	160.9	4.8	90.5	90.5

Total	13.5	$396.3	$396.3	15.6	$373.2	$486.8

        White Mountains accounts for its Montpelier and Symetra warrants (see Note 2) under FAS 133 as a component of other investments, recording the instruments at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. The Montpelier and Symetra warrants are valued using the Black-Scholes valuation method. The major assumptions used in valuing the Montpelier warrants were a risk-free rate of 3.25%, volatility of 30% and an expected life of approximately 3 years. The major assumptions used in valuing the Symetra warrants were a risk-free rate of 3.63%, volatility of 29% and an expected life of approximately 5 years.

        White Mountains recorded investment gains of $15.7 million, $32.5 million and $58.0 million for the years ended December 31, 2004, 2003 and December 31, 2002, respectively related to its Montpelier warrants. White Mountains recorded an investment gain of $1.9 million for the year ended December 31, 2004 related to its Symetra warrants.

        As of December 31, 2004 and 2003, White Mountains reported $30.9 million and $371.6 million, respectively, in accounts payable on unsettled investment purchases and $19.9 million and $9.1 million, respectively in accounts receivable on unsettled investment sales. The 2003 payable related primarily to an unsettled purchase of a Swedish Treasury Bill bought with funds used to purchase Sirius previous to the closing of the acquisition, which was included in short-term investments at December 31, 2003.

        Net realized investment gains were reduced by mark-to-market realized losses of $4.2 million and $47.4 million for the years ended December 31, 2003 and 2002, respectively in connection with White Mountains' interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Old Bank Facility. These interest rate swaps were terminated in May 2003 in connection with the repayment of the Old Bank Facility. Additionally, OneBeacon recorded a $5.4 million write-down of its surplus note investment in New Jersey Skylands Insurance Association during 2003, which is reflected in White Mountains' net realized investment gains.

        The components of White Mountains' change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Net change in pretax unrealized gains for investment securities held	$250.0	$235.9	$448.2
Net change in pretax unrealized gains from investments in unconsolidated affiliates held	51.6	5.1	9.3

Net change in pretax unrealized investment gains for investments held	301.6	241.0	457.5
Income taxes attributable to investments held	(83.6)	(77.9)	(158.8)

Net change in unrealized gains for investments held, after-tax	218.0	163.1	298.7

Recognition of pretax net unrealized gains for investments sold	(129.6)	(134.0)	(144.8)
Income taxes attributable to investments sold	41.7	46.7	49.8

Recognition of net unrealized gains for investments sold, after-tax	(87.9)	(87.3)	(95.0)

Change in net unrealized investment gains, after-tax	130.1	75.8	203.7
Change in net unrealized foreign currency gains (losses), after-tax	48.8	3.2	(1.4)
Net realized investment gains, after-tax	124.4	117.4	122.9

Total investment gains recorded during the period, after-tax	$303.3	$196.4	$325.2

        The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
Millions
	2004	2003
Investment securities:
Gross unrealized investment gains	$551.7	$410.4
Gross unrealized investment losses	(26.3)	(7.4)

Net unrealized gains from investment securities	525.4	403.0
Net unrealized gains from investments in unconsolidated insurance affiliates	67.2	17.6

Total net unrealized investment gains, before tax	592.6	420.6
Income taxes attributable to such gains	(176.5)	(134.6)

Total net unrealized investment gains, after-tax	$416.1	$286.0

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity investments as of December 31, 2004 and 2003, were as follows:

	December 31, 2004
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$2,362.3	$40.5	$(8.2)	$—	$2,394.6
Debt securities issued by industrial corporations	3,695.4	122.7	(6.2)	33.6	3,845.5
Municipal obligations	91.3	1.8	(0.4)	—	92.7
Asset-backed securities	681.9	1.0	(3.4)	—	679.5
Foreign government obligations	780.3	15.2	(1.3)	—	794.2
Preferred stocks	72.9	13.5	—	7.1	93.5

Total fixed maturity investments	$7,684.1	$194.7	$(19.5)	$40.7	$7,900.0

	December 31, 2003
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$2,089.3	$53.6	$(3.7)	$—	$2,139.2
Debt securities issued by industrial corporations	2,686.7	160.7	(2.2)	—	2,845.2
Municipal obligations	53.1	4.5	—	—	57.6
Asset-backed securities	959.4	3.8	(.2)	—	963.0
Foreign government obligations	141.1	3.8	—	—	144.9
Preferred stocks	80.6	12.8	(.3)	5.1	98.2

Total fixed maturity investments	$6,010.2	$239.2	$(6.4)	$5.1	$6,248.1

        The cost or amortized cost and carrying value of White Mountains' fixed maturity investments at December 31, 2004 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2004
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$521.3	$522.6
Due after one year through five years	4,123.5	4,200.0
Due after five years through ten years	1,715.3	1,797.4
Due after ten years	569.2	607.1
Asset-backed securities	681.9	679.4
Preferred stocks	72.9	93.5

Total	$7,684.1	$7,900.0

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 2004 and 2003, were as follows:

	December 31, 2004
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$775.9	$267.6	$(2.1)	2.5	$1,043.9

Other investments	$442.7	$89.4	$(4.7)	—	$527.4

	December 31, 2003
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$396.2	$115.4	$(.4)	2.4	$513.6

Other investments	$184.0	$55.8	$(.6)	—	$239.2

        White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $940.3 million and $592.7 million as of December 31, 2004 and 2003, respectively.

        Sales and maturities of investments, excluding short-term investments, totalled $7,466.8 million, $18,662.5 million and $13,943.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2004, 2003 or 2002.

        The Company participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. The Company receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of the Company's securities on loan at December 31, 2004 was $580.7 million with corresponding collateral of $593.3 million.

Impairment

        White Mountains' portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities and are classified as available for sale. At December 31, 2004, approximately 99% of White Mountains' fixed maturity investments received an investment grade rating from S&P or from Moody's if a given security is unrated by S&P. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2004 (excluding short-term investments):

	December 31, 2004
$ in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	209	166	6	381
Market value	$1,678.2	$787.0	$38.4	$2,503.6
Amortized cost	$1,686.8	$797.0	$39.3	$2,523.1
Unrealized loss	$(8.6)	$(10.0)	$(.9)	$(19.5)

Common equity securities:
Number of positions	10	2	—	12
Market value	$8.9	$6.7	$—	$15.6
Amortized cost	$10.9	$6.8	$—	$17.7
Unrealized loss	$(2.0)	$(.1)	$—	$(2.1)

Other investments:
Number of positions	7	4	—	11
Market value	$31.5	$7.2	$—	$38.7
Amortized cost	$35.8	$7.6	$—	$43.4
Unrealized loss	$(4.3)	$(.4)	$—	$(4.7)

Total:
Number of positions	226	172	6	404
Market value	$1,718.6	$800.9	$38.4	$2,557.9
Amortized cost	$1,733.5	$811.4	$39.3	$2,584.2
Unrealized loss	$(14.9)	$(10.5)	$(.9)	$(26.3)

% of total gross unrealized losses	56.7%	39.9%	3.4%	100.0%

        During the year ended December 31, 2004, White Mountains experienced $3.0 million in pre-tax, other-than-temporary impairment charges, comprised of $2.5 million taken on equity securities, and $.5 million on several limited partnership investments included in other investments. Of the charge taken on equity securities, $1.3 million was related to White Mountains' investment in the common stock of Callaway Golf Company and the remaining $1.2 million related to two other equity positions, neither of which were individually significant. White Mountains recorded the other-than-temporary impairments primarily due to the fact that the unrealized loss position on these securities was greater than 20% of White Mountains' cost over the previous six-month period and also that certain factors have been reported by those companies which affect the likelihood that White Mountains will recover the original cost of its investment. White Mountains did not experience any other material impairment charges relating to any other individual investment security during the three years ended December 31, 2004.

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because White Mountains has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2004 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of December 31, 2004, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $2.0 million.

NOTE 6.    Debt

        Debt outstanding as of December 31, 2004 and 2003 consisted of the following:

	December 31,
Millions
	2004	2003
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.7)	(1.9)

Senior Notes, carrying value	698.3	698.1

Sierra Note	50.0	—
Atlantic Specialty Note	20.0	—
C-F Seller Note	—	25.0
Fund III notes	15.0	15.0
Other debt	—	4.9

Total debt	$783.3	$743.0

        A schedule of contractual repayments of White Mountains' debt as of December 31, 2004 follows:

Millions	December 31, 2004
Due in one year or less	$—
Due in two to three years	17.0
Due in four to five years	4.0
Due after five years	764.0

Total	$785.0

Senior Notes

        In May 2003, Fund American issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

Bank Facility

        In September 2003, Fund American established a $300.0 million revolving credit facility (the "Bank Facility") under which both Fund American and the Company are permitted borrowers. In August 2004, Fund American restructured and re-syndicated the Bank Facility to increase the availability under the revolving credit facility to $400.0 million and to extend the maturity from September 2006 to August 2009. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company, subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. As of December 31, 2004, the Bank Facility was undrawn.

Other Debt of Operating Subsidiaries

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. During 2004, the Sierra Note was reduced by $12.0 million as a result of adverse development on the acquired reserves and run-off of unearned premium. Interest will accrue on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and will be payable at its maturity.

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing with the first payment due on January 1, 2007. The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

        OBPP and Folksamerica Specialty Underwriting, Inc. ("FSUI") have borrowed $8.0 million and $7.0 million, respectively, from Dowling & Partners Connecticut Fund III, LP ("Fund III") in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the "CIR Act"). The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. The borrowings mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.50% or (2) the eurodollar rate plus 0.325%.

        In connection with its acquisition of C-F Insurance Company in September 2001, Folksamerica issued a $25.0 million note to the seller (the "C-F Seller Note".) On August 27, 2004, Folksamerica paid off the remaining balance of this note.

Interest

        Total interest expense incurred by White Mountains for its indebtedness was $49.1 million, $48.6 million and $71.8 million in 2004, 2003 and 2002, respectively. Total interest paid by White Mountains for its indebtedness was $48.9 million, $45.8 million and $79.8 million in 2004, 2003 and 2002, respectively.

NOTE 7.    Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The total income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Year Ended December 31,
Millions
	2004	2003	2002
U.S. income tax provision	$19.5	$114.2	$4.7
State and local income tax provision	1.0	.1	—
U.S. withholding tax and foreign income tax provision	26.5	13.3	7.0

Total income tax provision	$47.0	$127.6	$11.7

Net Federal income tax receipts (payments)	$(86.5)	$27.4	$189.6

        The components of the income tax provision (benefit) on pretax earnings follow:

	Year Ended December 31,
Millions
	2004	2003	2002
Current	$106.0	$22.6	$(152.2)
Deferred	(59.0)	105.0	163.9

Total income tax provision on pretax earnings	$47.0	$127.6	$11.7

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

	December 31,
Millions
	2004	2003
Deferred income tax assets related to:
Net operating loss and tax credit carryforwards	$102.0	$84.2
Discounting of loss reserves	152.3	149.5
Compensation and benefit accruals	219.8	180.0
Unearned insurance and reinsurance premiums	99.5	79.7
Involuntary pool and guaranty fund accruals	5.3	12.2
Fixed assets	2.2	3.6
Allowance for doubtful accounts	7.0	12.2
Deferred gain on reinsurance contract	20.7	21.5
Other items	15.0	49.4

Total deferred income tax assets	$623.8	$592.3
Deferred income tax liabilities related to:
Net unrealized investment gains	176.5	134.6
Foreign currency translation on investments and other assets	14.4	3.8
Equity in unconsolidated insurance affiliates	27.3	36.4
Deferred acquisition costs	100.9	80.6
Receivable from trust	—	24.1
Safety reserve	310.6	—
Other items	35.6	52.8

Total deferred income tax liabilities	665.3	332.3
Net deferred tax asset (liability) before valuation allowance	(41.5)	260.0
Valuation allowance	(3.3)	—

Net deferred tax asset (liability)	$(44.8)	$260.0

        The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances carried as of December 31, 2004 and 2003. During 2003, the valuation allowance was reduced by $30.0 million due to the expiration of certain foreign tax credits that were previously recorded as deferred tax assets. During 2004, a valuation allowance of $3.3 million was established for net operating loss carryforwards of a consolidated insurance reciprocal.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision on pretax earnings follows:

	Year Ended December 31,
Millions
	2004	2003	2002
Tax provision at the U.S. statutory rate	$86.7	$130.3	$41.8
Differences in taxes resulting from:
Interest expense—dividends and accretion on preferred stock	16.7	7.8	—
Tax reserve adjustments	(7.6)	4.3	15.4
Restructuring	16.6	—	—
Non-U.S. earnings, net of foreign taxes	(18.5)	(11.4)	(27.2)
Foreign tax credit	(38.8)	—	—
Tax exempt interest and dividends	(4.1)	(4.1)	(4.5)
Deferred credit amortization and purchase price adjustments	(5.0)	—	(7.0)
Change in valuation allowance	3.3	—	(10.0)
Non deductible interest expense	1.4	—	4.3
Other, net	(3.7)	.7	(1.1)

Total income tax provision on pretax earnings	$47.0	$127.6	$11.7

        The non-U.S. component of pretax earnings was $100.0 million, $70.5 million and $97.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        At December 31, 2004, there were U.S. net operating loss carryforwards of approximately $46.3 million available, the majority of which will expire in 2011. These tax losses are subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, at December 31, 2004, there were Swedish net operating loss carryforwards of approximately $25.1 million available which do not expire.

        At December 31, 2004, there were credits for increasing research activities of $2.3 million which will begin to expire in 2020.

        At December 31, 2004, there were alternative minimum tax credit carryforwards available of approximately $30.8 million. The alternative minimum tax credit does not expire.

        Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, the Company filed amended United States tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2004, $45.7 million of the credit remained which will expire in 2010. During 2004, as a result of the Company's reorganization to align its legal organization with its main operating businesses, certain subsidiaries were removed from the existing consolidated Federal income tax group, resulting in $16.6 million of income tax.

        The U.S. federal income tax returns of the U.S. Companies are routinely audited by taxing authorities. In management's opinion, adequate tax liabilities have been established for all open tax years. These liabilities could be revised in the future if estimates of White Mountains' ultimate liability changes.

NOTE 8.    Retirement and Postretirement Plans

        Certain subsidiaries of the Company offer various retirement and postretirement benefits to its employees. Under the terms of these plans, White Mountains reserves the right to change, modify or discontinue the plans.

        Certain subsidiaries of the Company sponsor qualified and non-qualified, non-contributory, defined benefit plans covering substantially all employees. Current plans include a OneBeacon qualified pension plan, a OneBeacon non-qualified pension plan, and an NFU qualified pension plan. The benefits for the plans are based primarily on years of service and employees' pay near retirement. Participants generally vest after five years of continuous service. White Mountains' funding policy is consistent with the funding requirements of federal laws and regulations.

        In addition to the defined benefit plans, certain of the Company's subsidiaries have multiple contributory postretirement benefit plans which provide medical and life insurance benefits to pensioners and survivors. White Mountains' funding policy is to make contributions to the plan that are necessary to cover its current obligations.

        The majority of OneBeacon's pension and retiree medical plans were curtailed in the fourth quarter of 2002. The OneBeacon Insurance Pension Plan will no longer add new participants or increase benefits for existing participants. Non-vested participants already in the plan will continue to vest during their employment with OneBeacon, which this effectively causes the projected benefit obligation to equal the accumulated benefit obligation. Retirees are also eligible for medical benefits if they meet certain age and service requirements. However, due to the curtailment, the plan no longer accepts new retirees after a grace period ended May 31, 2003. The majority of retiree medical costs are capped at defined dollar amounts, with retirees contributing the remainder. OneBeacon uses a December 31st measurement date for its plans.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Act") made significant changes to the federal Medicare Program by increasing coverage for prescription drugs. As a result, OneBeacon's retiree medical benefit obligations have been reduced. In the third quarter of 2004, OneBeacon adopted FASB Staff Position No. 106-2 entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which reduced OneBeacon's accumulated benefit obligation by less than $1 million. Accordingly, the impact of the Medicare Act is immaterial to White Mountains' consolidated financial position.

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plan and postretirement benefits as of December 31, 2004 and 2003:

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Millions
	2004	2003	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$501.5	$494.6	$69.7	$70.0
Service cost	1.9	1.9	.1	.2
Interest cost	30.7	30.5	3.2	4.6
Curtailment	—	—	—
Plan amendments	—	—		(13.4)
Assumption changes	—	—	(.6)	3.5
Actuarial (gain) loss	40.8	44.5	(12.8)	13.8
Liability net loss	—	—	—	—
Benefits and expenses paid, net of participant contributions	(49.4)	(70.0)	(8.7)	(9.0)

Projected benefit obligation at end of year	$525.5	$501.5	$50.9	$69.7

Change in plan assets:
Fair value of plan assets at beginning of year	$478.8	$471.1	$—	$—
Actual return on plan assets	61.8	82.0	—	—
Employer contributions	4.2	5.4	8.7	9.0
Special termination benefits	(2.9)	(9.7)
Benefits and expenses paid, net of participant contributions	(49.4)	(70.0)	(8.7)	(9.0)

Fair value of plan assets at end of year	$492.5	$478.8	$—	$—

Funded status	$(33.0)	$(22.7)	$(50.9)	$(69.7)
Unrecognized net loss(gain)	17.6	6.4	3.3	16.7
Unrecognized prior service benefit	—	—	(46.8)	(50.9)

Net amount accrued as a liability	$(15.4)	$(16.3)	$(94.4)	$(103.9)

        The funded status of the consolidated pension plans is ($33.0) million, of which ($3.8) million relates to the qualified pension plans and ($29.2) million is related to the non-qualified plan which is unfunded.

        Amounts recognized in the financial statements consist of:

			Other Postretirement Benefits
	Pension Benefits
Millions
	2004	2003	2004	2003
Prepaid benefit cost	$15.0	$15.4	$—	$—
Accrued benefit cost	(34.1)	(31.7)	(94.4)	(103.9)
Intangible assets	—	—	—	—
Accumulated other comprehensive income (pre-tax)	3.7	—	—	—

Net amount accrued as a liability	$(15.4)	$(16.3)	$(94.4)	$(103.9)

        The accumulated benefit obligation for all defined benefit pension plans was $521.2 million and $497.4 million at December 31, 2004 and 2003, respectively.

        Information for the OneBeacon non-qualified pension plan and the NFU qualified pension plan which had accumulated benefit obligations in excess of plan assets were as follows:

	December 31,
Millions
	2004	2003
Projected benefit obligation	$57.6	$52.5
Accumulated benefit obligation	53.3	48.4
Fair value of plan assets	21.1	18.9

        The components of net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions
	2004	2003	2002	2004	2003	2002
Service cost	$1.9	$1.9	$14.6	$.1	$.2	$1.8
Interest cost	30.7	30.5	36.3	3.2	4.6	8.3
Expected return on plan assets	(32.2)	(30.5)	(38.4)	—	—	—
Amortization of prior service cost (benefit)	—	—	1.5	(4.1)	(3.6)	(.5)
Amortization of unrecognized loss	—	—	—	.1	.5	—
Recognized actuarial loss	—	—	.1	—	—	.1

Net periodic pension cost before settlements, curtailments and special termination benefits	.4	1.9	14.1	(.7)	1.7	9.7
Settlement expense(gain)	—	(1.6)	3.5	—	—	—
Curtailment (gain)	—	—	(20.7)	—	—	(14.4)
Special termination benefits expense(1)	2.9	9.7	3.4	—	—	—

Total settlements, curtailments and special termination benefits	2.9	8.1	(13.8)	—	—	(14.4)

Total net periodic benefit cost (income)	$3.3	$10.0	$.3	$(.7)	$1.7	$(4.7)

(1)
Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003 were:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.875%	6.000%	5.875%	6.000%
Rate of compensation increase(1)	0.190%	0.180%	0.034%	0.026%

(1)
The rate of compensation increase affects only the NFU qualified pension plan as both the OneBeacon qualified and non-qualified pensions plans are frozen.

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004(1)	2003(2)	2002
Discount rate	6.000%	6.500%	6.500%	6.125%	6.250%	6.500%
Expected long-term rate of return on plan assets	7.000%	7.000%	7.500%	—	—	—
Rate of compensation increase(3)	0.190%	0.206%	0.300%	0.034%	0.026%	0.026%

(1)
The discount rate in effect from January 1 through June 30, 2004 was 6.0%. The postretirement health plan was re-measured on June 30 due to plan changes that became effective on July 1. The discount rate was raised to 6.25% for the re-measurement and remained in effect through December 31, 2004.

(2)
The discount rate in effect from January 1 through June 30, 2003 was 6.5%. The postretirement health plan was re-measured on June 30 due to plan changes that became effective on July 1. The discount rate was lowered to 6.0% for the re-measurement and remained in effect through December 31, 2003.

(3)
The rate of compensation increase affects only the NFU qualified pension plan as both the OneBeacon qualified and non-qualified pensions plans are frozen.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets as of both December 31, 2004 and December 31, 2003 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

        The assumed health care cost trend rates at December 31, 2004 and 2003 were:

	2004	2003
Health care cost trend rate assumed for next year	10.0%	9.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013

        Assumed health care cost trend rates typically have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following pre-tax effects:

Millions	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	.3	(.2)

Plan Assets

        OneBeacon's pension plans weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	Plan Assets at December 31,
Asset Category
	2004	2003
Equity securities	45%	44%
Debt securities	36%	37%
Convertible securities	13%	11%
Cash and cash equivalents	6%	8%

Total	100%	100%

        The majority of the plans' assets are invested by White Mountains Advisors LLC, a subsidiary of White Mountains Insurance Group, Ltd. The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

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

Cash Flows

        OneBeacon expects to contribute $4.2 million to its pension plans and $6.9 million to its other postretirement benefits plans in 2005. The majority of OneBeacon's expected pension contributions in 2005 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
Millions	Expected Benefit Payments	Expected Benefits Payments	Expected Medicare Part D Subsidies
2005	$39.1	$6.9	$—
2006	38.6	6.5	.1
2007	38.4	6.1	.1
2008	38.1	5.6	.1
2009	38.4	5.2	.1
2010-2014	184.4	20.7	.4

Other Benefit Plans

        Certain of the Company's subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees. The contributory plans provide qualifying employees with matching contributions of up to six percent of qualifying employees' salary (subject to federal limits on allowable contributions in a given year). Total expense for the plans was $5.8 million, $5.5 million and $7.4 million in 2004, 2003 and 2002, respectively.

        OneBeacon had a post-employment benefit liability of $13.2 million and $14.4 million related to its long-term disability plan at December 31, 2004 and 2003, respectively.

        Effective January 1, 2003, OneBeacon replaced its defined benefit pension plan with an employee stock ownership plan ("ESOP"). See Note 9.

NOTE 9. Employee Share-Based Compensation Plans

        White Mountains' share-based compensation expenses, consisting primarily of performance share expense, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners. White Mountains expenses all its share-based compensation, including its outstanding Options. As a result, the Company's calculation of such return includes the full expense of all outstanding share-based compensation awards.

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

Performance Shares

        Performance shares are conditional grants of a specified maximum number of Common Shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market value of Common Shares at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly below target result in no payout. The Company's principal performance share goal is its after-tax corporate return on equity as measured by growth in its intrinsic value per share ("ROE"). The Company calculates intrinsic value per share based on its growth in economic value per share (weighted 50%), growth in tangible GAAP book value per share (weighted 25%) and growth in market value per share (weighted 25%).This proprietary measure is viewed by management and the Board as being an objective and conservative measure of the value of White Mountains and includes the projected cost of all outstanding compensation awards. At December 31, 2004, 69,250, 75,200 and 53,500 performance shares had been granted at target under the Incentive Plan for the three-year performance periods beginning 2004, 2003 and 2002, respectively.

        During 2004, White Mountains made payments with respect to 63,480 performance shares (relating to the 2001-2003 performance period) at an average 137% payout level, amounting to $40.7 million, to its participants in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. During the first quarter of 2003, White Mountains made payments with respect to 39,500 performance shares (relating to the 2000-2002 performance period) at a 200% payout level, amounting to $25.7 million, to its participants in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries. In the second quarter of 2003, White Mountains made payments with respect to 21,725 performance shares, amounting to $13.1 million, in cash or by deferral into certain non-qualified compensation plans of the Company. The performance share payments in the second quarter were the result of an agreed upon cancellation of performance shares held by certain non-employee directors of the Company for performance periods scheduled to end on December 31, 2003, 2004 and 2005. During 2002, White Mountains paid a total of 31,300 performance shares (relating to the 1999-2001 performance period) at a 200% value, amounting to

$20.7 million, to its participants in cash, Common Shares or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries.

        The targeted performance goal for full payment of performance shares granted during 2004 to non-investment personnel is the attainment of an ROE of 13%. At an ROE of 6% or less, no such performance shares would be earned and at an ROE of 20% or more, 200% of such performance shares would be earned. With respect to the 2004 performance shares granted investment personnel, the performance goals for full payment are based in part on the ROE criteria described above and in part on the attainment of an annual return on invested assets of the greater of 1.5% or 150 basis points over the applicable total return on the constant maturity ten-year United States treasury note (the "2004 Treasury Return"). At an annual return on invested assets less than or equal to the greater of 0% or the 2004 Treasury Return, no such performance shares would be earned and at an annual return on invested assets of the greater of 3.25% or 325 basis points over the 2004 Treasury Return, 200% of such performance shares would be earned. With respect to the 2004 performance shares granted to investment personnel, the Compensation Committee of the Board generally retains the authority to weigh each performance goal as they deem appropriate at the end of the cycle.

        The targeted performance goal for full payment of performance shares granted during 2003 to non-investment personnel is the attainment of an ROE of 11%. At an ROE of 4% or less, no such performance shares would be earned and at an ROE of 21% or more, 200% of such performance shares would be earned. With respect to the 2003 performance shares granted to investment personnel, the performance goals for full payment are based in part on the ROE criteria described above and in part on the attainment of an annual return on invested assets of 150 basis points over the applicable total return on the constant maturity ten-year United States treasury note (the "2003 Treasury Return"). At an annual return on invested assets equal to the 2003 Treasury Return, no such performance shares would be earned and at an annual return on invested assets of 325 basis points over the 2003 Treasury Return, 200% of such performance shares would be earned. With respect to the 2003 performance shares granted to investment personnel, the Compensation Committee of the Board generally retains the authority to weigh each performance goal as they deem appropriate at the end of the cycle.

        The targeted performance goal for full payment of performance shares granted during 2002 to certain holding company personnel is based on the attainment of an ROE of 12%. At an ROE of 5% or less, no such performance shares would be earned and at an ROE of 23% or more, 200% of such performance shares would be earned. With respect to the 2002 performance shares granted to OneBeacon personnel (including certain officers of the holding company), the targeted performance goal for full payment is based in part on the ROE criteria described above and in part on the attainment of an insurance trade ratio of 102% on OneBeacon's core insurance operations. At a trade ratio of 106% or more, no such performance shares would be earned and at a trade ratio of 96% or less, 200% of such performance shares would be earned. With respect to the 2002 performance shares granted to investment personnel, the performance goals for full payment are based in part on the ROE criteria described above and in part on the attainment of an annual return on invested assets of 150 basis points over the applicable total return on the constant maturity ten-year United States treasury note (the "2002 Treasury Return"). At an annual return on invested assets equal to the 2002 Treasury Return, no such performance shares would be earned and at an annual return on invested assets of 300 basis points over the 2002 Treasury Return, 200% of such performance shares would be earned. With respect to the 2002 performance shares granted to OneBeacon personnel (including certain officers of the holding company) and investment personnel, in general the Compensation Committee of the Board generally retains the authority to weigh each performance goal as they deem appropriate at the end of the cycle.

Restricted Shares

        In 2001 White Mountains' Compensation Committee issued 94,500 Restricted Shares, of which 21,000 vested in December, 2002 and 73,500 vested in June 2003. During 2002 and 2003, the Company repurchased 20,750 and 34,000, respectively, of these Restricted Shares and in return granted an equivalent value in various non-qualified deferred compensation plans of the Company and its subsidiaries. During 2004 and 2003, certain key officers were awarded 10,000 and 6,000 Restricted Shares, respectively. No Restricted Shares were awarded during 2002. These Restricted Shares vest either ratably or entirely over a three year period from the date of grant and vesting of Restricted Share awards is dependent on continuous service by the employee throughout the award period. There are no other restrictions on the Restricted Shares once they have become fully vested. As of December 31, 2004, the Company had 15,000 Restricted Shares that were unvested.

Options

        At December 31, 2004 and 2003, the Company had 46,530 Options outstanding (10,530 of which were exercisable) and 50,565 Options outstanding (7,365 of which were exercisable), respectively. These Options were issued in 2000 to certain key employees as a one-time incentive and vest ratably over a ten-year period. The Options had a weighted average exercise price of $140.80 and $132.83 per Common Share at December 31, 2004 and 2003, respectively. During 2004 and 2003, 4,035 and 11,400 Options, respectively, were exercised at an average exercise price of $139.58 and $129.01 per Common Share, respectively.

OneBeacon Performance Plan

        OneBeacon's Performance Plan (the "OB Performance Plan") provides for granting of performance shares to certain key employees of OneBeacon. The performance goals for full payment of performance shares issued under the OB Performance Plan are similar to those of the Incentive Plan. The OB Performance Plan was approved by the Board but was not subject to shareholder approval.

        At December 31, 2004, there were 3,500, none and 150,896 performance shares outstanding under the OB Performance Plan for the three-year performance periods beginning 2004, 2003 and 2002, respectively. During 2004, OneBeacon made payments with respect to 101,802 performance shares (relating to the 2001-2003 performance period) at an average 182% payout level, amounting to $84.6 million, to its participants in cash. No performance shares were paid during 2003 and 2002.

Folksamerica Performance Plan

        Folksamerica's Performance Plan provides for granting of performance shares to certain key employees of Folksamerica. The performance goals for full payment of performance shares issued under the Folksamerica Performance Plan are similar to those of the Incentive Plan. The Folksamerica Performance Plan was approved by the Board but was not subject to shareholder approval.

        At December 31, 2004, there were 2,000, 4,900 and 9,400 performance shares outstanding under the Folksamerica Performance Plan for the three-year performance periods beginning 2004, 2003 and 2002, respectively. Folksamerica made payments with respect to 2,500 performance shares (relating to the 2001-2003 performance period) at a 93% payout level, amounting to $1.1 million, to its participants in cash. Folksamerica made payments with respect to 5,500 performance shares (relating to the 2000-2002 performance period) at a 200% payout level, amounting to $2.9 million, to its participants in cash. No performance shares were paid during 2002.

Other Share-Based Compensation

        The defined contribution plans of OneBeacon and Folksamerica (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the

Company's Common Shares. As of December 31, 2004 and 2003, the 401(k) Plans owned less than 1% of the total Common Shares outstanding. In connection with the OneBeacon Acquisition, during 2001 eligible OneBeacon employees received a one-time contribution of two Common Shares which resulted in the issuance of 11,980 Common Shares.

        Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan ("ESOP"), which is a OneBeacon-funded benefit plan. The ESOP provides all of its participants with an annual base contribution in Common Shares equal to 3% of their salary, up to the applicable Social Security wage base (or $87,900 with respect to 2004). Additionally, those participants not otherwise eligible to receive benefits under OneBeacon's Management Incentive Plan can earn up to an additional 6% of their salary through the ESOP, contingent upon OneBeacon's performance. OneBeacon accrued $13.3 million to pay benefits and allocate shares of stock to participant's accounts in the first quarter of 2005 and paid $13.2 million in benefits to allocate shares of stock to participant's accounts during the first quarter of 2004.

NOTE 10. Mandatorily Redeemable Preferred Stock of Subsidiaries and Convertible Preference Shares

Mandatorily Redeemable Preferred Stock

        In July 2003, White Mountains adopted the provisions of SFAS 150 and it subsequently adopted FSP 150-3 in November 2003 (See Note 1). White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fell within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3. Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values. In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2004 and 2003 White Mountains recorded $47.6 million and $22.3 million, respectively as interest expense on preferred stock (of which $17.3 million and $7.2 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

        As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (i) $225 million was for the purchase of the Berkshire Preferred Stock, which has a $300 million redemption value; and (ii) $75 million was for the purchase of the Warrants. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally between the Berkshire Preferred Stock and the Warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Through December 31, 2004, the carrying value of the Berkshire Preferred Stock had been accreted up to $191.9 million.

        During each of 2004, 2003 and 2002, White Mountains declared and paid dividends of $28.2 million on the Berkshire Preferred Stock and recorded $17.3 million, $13.6 million and $10.6 million, respectively, of related accretion charges. In accordance with SFAS 150, $28.2 million and $14.1 million, respectively of the dividends and $17.3 million and $7.2 million, respectively of the accretion recorded during the year ended December 31, 2004 and during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

Zenith Preferred Stock

        On June 1, 2001, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). The Zenith

Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable on May 31, 2011. At the Company's option, the Zenith Preferred Stock may be redeemed on June 30, 2007. During 2004, 2003 and 2002, White Mountains declared and paid dividends of $2.0 million, $2.0 million and $2.1 million, respectively, on the Zenith Preferred Stock. In accordance with SFAS 150, $2.0 million and $1.0 million, respectively of the dividends recorded during the year ended December 31, 2004 and during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

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

NOTE 11. Common Shareholders' Equity

Common Shares repurchased and retired

        During 2004, 2003 and 2002, the Company repurchased for cash 97 Common Shares for $.1 million, 284 Common Shares for $.1 million and 489 Common Shares for $.2 million respectively. In addition, during 2004, 2003 and 2002 the Company repurchased 316, 39,274 and 20,750, respectively, outstanding Restricted Shares held by certain key employees who were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 9). In conformance with Bermuda law, the Company retires all Common Shares it repurchases.

Common Shares issued

        On June 29, 2004, Berkshire exercised all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294 million. As a result, Berkshire now holds approximately 16.0% of White Mountains' outstanding common stock. Berkshire acquired the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

        In addition to the Berkshire warrant exercise, during the year ended December 31, 2004, the Company issued a total of 41,807 Common Shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 4,035 shares issued in satisfaction of Options exercised. During 2003, the Company issued a total of 695,366 Common Shares, which consisted of 677,966 Common Shares issued in connection with the repurchase and cancellation of Convertible Preference Shares and 17,400 Common Shares issued to employees in connection with various White Mountains share-based compensation plans. During 2002, the Company issued a total of 107,945 Common Shares, which consisted of 84,745 Common Shares issued in a private equity transaction with Highfields for $25.0 million ($295.00 per

Common Share) and 23,200 Common Shares issued to employees in connection with various White Mountains share-based compensation plans.

Dividends on Common Shares

        During 2004, 2003 and 2002, the Company declared and paid cash dividends totalling $9.1 million (or $1.00 per Common Share), $8.3 million (or $1.00 per Common Share) and $8.3 million (or $1.00 per Common Share), respectively.

NOTE 12. Statutory Capital and Surplus

        White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2004, White Mountains' active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's consolidated combined policyholders' surplus (which includes Folksamerica and its subsidiaries at December 31, 2003), as reported to various regulatory authorities as of December 31, 2004 and 2003, was $1,773.4 million and $2,810.8 million, respectively. OneBeacon's consolidated combined statutory net income (loss) for the years ended December 31, 2004, 2003 and 2002 was $314.2 million, $472.1 million and $342.6 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2004 was in excess of the minimum requirements of relevant state insurance regulations.

        Folksamerica Reinsurance Company's, ("Folksamerica Re") policyholders' surplus, as reported to various regulatory authorities as of December 31, 2004 and 2003, was $917.4 million and $912.8 million, respectively. Folksamerica Re's statutory net income (loss) for the years ended December 31, 2004, 2003 and 2002 was $(1.0) million, $33.0 million and $58.2 million, respectively. The principal differences between Folksamerica Re's statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica Re's statutory policyholders' surplus at December 31, 2004 was in excess of the minimum requirements of relevant state insurance regulations.

        Under the insurance laws of the jurisdictions under which White Mountains' regulated insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the ability of White Mountains insurance and reinsurance operating subsidiaries to make pay dividends during 2005 to the Company, and certain of its intermediate holding companies:

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based upon 2004 statutory net income OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay $325.2 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2004, OneBeacon's top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution. In addition, as of December 31, 2004, OneBeacon had $195.0 million of cash and investments outside of its regulated insurance operating subsidies available for distribution during 2005. During 2004, OneBeacon paid $305 million of cash dividends to Fund American.

        Folksamerica Re has the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2004 statutory surplus of $917.4 million, Folksamerica Re would have the ability to pay approximately $91.7 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2004, Folksamerica Re had $16.8 million of earned surplus, therefore it can pay dividends of $16.8 million plus additional earned surplus reported during 2005, subject to the $91.7 million limitation discussed above.

        As of December 31, 2004, WMU had $3.2 million of cash and investments available for distribution during 2005. In addition, WMU has the ability to distribute its 2005 earnings without restriction. During 2004, WMU paid $60.0 million of cash dividends to its immediate parent.

        In addition, as of December 31, 2004, White Mountains Re had approximately $97 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2005.

        In accordance with Swedish regulations, Sirius International holds restricted reserves of $808.1 million, which represents 72% of its untaxed reserves (See Liquidity and Capital Resources within the Management Discussion and Analysis for information). These restrictions are based on stockholder's equity determined on a Swedish statutory basis. These restricted reserves can not be paid as dividends. At December 31, 2004 Sirius International is in compliance with these restrictions. Sirius International's actual statutory surplus at December 31, 2004, which includes Scandinavian Re and its other subsidiaries is $1.3 billion.

Safety Reserve

        In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, under GAAP, an amount equal to Sirius International's safety reserve of $1.1 billion at December 31, 2004, net of the related deferred tax liability established at the statutory Swedish tax rate of 28%, is classified as equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

NOTE 13. Segment Information

        White Mountains has determined that its reportable segments are "OneBeacon", "White Mountains Re" (consisting of the operations of Folksamerica, Sirius and WMU), "Esurance" and "Other Operations" (consisting of White Mountains' investments in Montpelier and Symetra warrants, the International American Group, the Company and its intermediate subsidiary holding companies). During 2004, White Mountains expanded its segment disclosure to include Esurance as a separate segment. As a result, amounts presented in prior periods have been reclassified to conform with the current presentation.

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

	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
	Millions
Year ended December 31, 2004
Earned insurance and reinsurance premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5
Net investment income	221.4	98.5	3.5	37.5	360.9
Net realized gains	129.6	29.6	1.1	20.8	181.1
Other revenue	141.8	36.1	2.2	10.4	190.5

Total revenues	2,871.3	1,429.7	183.3	68.7	4,553.0

Loss and LAE	1,545.2	918.9	122.4	4.6	2,591.1
Insurance and reinsurance acquisition expenses	442.3	271.8	29.4	—	743.5
Other underwriting expenses	369.2	122.9	27.7	1.5	521.3
General and administrative expenses	122.2	15.1	—	172.0	309.3
Accretion of fair value adjustment to loss and LAE reserves	—	10.1	—	33.2	43.3
Interest expense on debt	1.0	3.8	—	44.3	49.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	—	—	47.6	47.6

Total expenses	2,479.9	1,342.6	179.5	303.2	4,305.2

Pretax earnings (loss)	$391.4	$87.1	$3.8	$(234.5)	$247.8

	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
	Millions
Year ended December 31, 2003
Earned insurance and reinsurance premiums	$2,160.3	$845.8	$99.9	$31.7	$3,137.7
Net investment income	223.7	50.4	1.3	15.5	290.9
Net realized gains (losses)	127.0	7.7	.2	27.7	162.6
Other revenue	90.5	75.5	.3	36.3	202.6

Total revenues	2,601.5	979.4	101.7	111.2	3,793.8

Loss and LAE	1,475.6	557.6	81.0	23.9	2,138.1
Insurance and reinsurance acquisition expenses	394.2	198.0	18.8	4.0	615.0
Other underwriting expenses	258.7	57.8	20.4	10.2	347.1
General and administrative expenses	67.6	19.6	—	114.6	201.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	48.6	48.6
Interest expense on debt	.3	2.0	—	46.3	48.6
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	—	—	22.3	22.3

Total expenses	2,196.4	835.0	120.2	269.9	3,421.5

Pretax earnings (loss)	$405.1	$144.4	$(18.5)	$(158.7)	$372.3

Year ended December 31, 2002
Earned insurance and reinsurance premiums	$2,870.9	$635.0	$40.8	$29.7	$3,576.4
Net investment income	314.0	51.5	1.2	(.7)	366.0
Net realized gains (losses)	113.0	30.3	—	12.7	156.0
Amortization of deferred credits and other revenue	14.4	53.6	1.6	39.9	109.5

Total revenues	3,312.3	770.4	43.6	81.6	4,207.9

Loss and LAE	2,131.3	442.2	36.6	28.1	2,638.2
Insurance and reinsurance acquisition expenses	629.6	161.2	9.7	3.8	804.3
Other underwriting expenses	329.2	41.0	22.4	9.1	401.7
General and administrative expenses	22.4	20.6	—	49.7	92.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	79.8	79.8
Interest expense on debt	—	2.0	—	69.8	71.8

Total expenses	3,112.5	667.0	68.7	240.3	4,088.5

Pretax loss	$199.8	$103.4	$(25.1)	$(158.7)	$119.4

Selected Balance Sheet Data	OneBeacon	White Mountains Re	Esurance		Other Operations	Total
	Millions
December 31, 2004
Total investments	$5,391.6	$4,292.2	$111.9		$733.8	$10,529.5
Reinsurance recoverable on paid and unpaid losses	2,757.2	1,388.7	.2		(256.7)	3,889.4
Total assets	9,979.6	8,152.5	241.7		641.9	19,015.1
Loss and LAE reserves	5,475.5	4,170.3	63.0		(310.3)	9,398.5
Total liabilities	7,686.8	6,471.1	132.7		840.6	15,131.2
Total equity	2,292.2	1,681.4	109.0	(1)	(198.7)	3,883.9

December 31, 2003
Total investments	$5,552.3	$1,951.1	$80.9		$963.2	$8,547.5
Reinsurance recoverable on paid and unpaid losses	3,048.6	791.5	—		(244.6)	3,595.5
Total assets	11,286.0	3,644.1	195.7		756.2	15,882.0
Loss and LAE reserves	6,241.2	1,777.2	39.1		(329.3)	7,728.2
Total liabilities	9,064.5	2,611.9	102.7		1,123.7	12,902.8
Total equity	2,221.5	1,032.2	93.0		(367.5)	2,979.2

(1)
Esurance equity includes approximately $44 million of inception to date losses. Total GAAP capital committed from White Mountains to Esurance is approximately $153 million.

        The following tables provide net written premiums and earned insurance premiums for OneBeacon's ongoing businesses and in total for the years ended December 31, 2004, 2003, and 2002:

Twelve Months Ended December 31, 2004	Specialty	Personal	Commercial	Total(1)
	Dollars in millions
Net written premiums	$848.5	$724.7	$807.1	$2,459.1
Earned insurance premiums	$812.0	$723.8	$703.3	$2,378.5

Twelve Months Ended December 31, 2003
Net written premiums	$733.7	$676.8	$426.7	$1,972.5
Earned insurance premiums	$694.9	$744.7	$432.0	$2,160.3

Twelve Months Ended December 31, 2002
Net written premiums	$696.6	$845.2	$454.6	$2,522.8
Earned insurance premiums	$564.3	$871.3	$527.4	$2,870.9

(1)
Includes results from reciprocals (consolidated beginning April 1, 2004) and run-off operations. Results from reciprocals are net of business assumed by OneBeacon, which is contained in Personal Lines.

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

Investment in Symetra

        On August 2, 2004, White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares and 1.1 million warrants to purchase additional common shares of Symetra (See Note 2). As of December 31, 2004, White Mountains owned 19% of the total of Symetra's common shares outstanding and 24% of Symetra's common shares on a fully-diluted basis. White Mountains accounts for its investment in Symetra's common shares using the equity method, while it accounts for its investment in Symetra' warrants as a derivative instrument, recognizing changes in the fair value of the warrants through the income statement as a realized gain or loss.

        The following table provides summary financial amounts recorded by White Mountains relating to its investment in Symetra:

	Common Shares	Warrants	Total
	Millions
Initial value of investment in Symetra at closing, August 2, 2004	$159.3	$35.4	$194.7
Extraordinary gain—excess of fair value of acquired net assets over cost	40.7	—	40.7
Equity in earnings of Symetra(1)	10.2	—	10.2
Equity in net unrealized gains from Symetra's equity portfolio	.9	—	.9
Increase in value of warrants	—	1.9	1.9
Equity in net unrealized gains from Symetra's fixed maturity portfolio	56.6	—	56.6

Carrying value of investment in Symetra as of December 31, 2004	$267.7	$37.3	$305.0

(1)
Equity in earnings is net of tax of $0.

        The following table summarizes financial information for Symetra for the approximately five-month period ended December 31, 2004:

Period ended December 31, 2004
$ in millions
Symetra balance sheet data:
Total cash and investments	$19,430.0
Separate account assets	1,228.4
Total assets	22,130.1
Funds held under deposit contracts	17,541.0
Long-term debt	300.0
Separate account liabilities	1,228.4
Total liabilities	20,704.7
Common shareholders' equity	1,425.4
Symetra income statement data:
Net premiums earned	$263.2
Net investment income	410.9
Policy benefits	485.3
Net income	54.3
Comprehensive net income	360.5

Investment in MSA

        At December 31, 2004, 2003 and 2002, White Mountains owned 222,093 shares of the common stock of MSA. This represented 50% of the total shares of MSA common stock outstanding at those times. White Mountains' investment in MSA is accounted for using the equity method. The following table provides summary financial amounts recorded by White Mountains relating to its investment in MSA common stock:

	2004	2003	2002
	$ in millions
Amounts recorded by White Mountains:
Investment in MSA common stock	$161.6	$142.8	$128.1
Equity in earnings (losses) from MSA common stock(1)(2)	16.4	12.3	(5.9)
Equity in net unrealized investment gains from MSA's investment portfolio(3)	1.3	1.5	3.5

(1)
2002 recorded net of related amortization of goodwill.

(2)
Equity in earnings amounts are net of taxes of $1.2 million, $.9 million and $(3.2) million for the years ended 2004, 2003 and 2002, respectively.

(3)
Recorded directly to shareholders' equity (after-tax) as a component of other comprehensive income.

        The following table summarizes financial information for MSA for the years ended December 31, 2004, 2003 and 2002:

	Period ended December 31,
	2004	2003	2002
	$ in millions
MSA balance sheet data:
Total cash and investments	$677.6	$589.7	$510.7
Premiums receivable	116.5	109.3	93.1
Total assets	978.1	875.1	759.5
Unearned premium	288.3	264.7	223.9
Loss and lae reserves	325.6	281.3	253.5
Total liabilities	654.8	584.7	505.7
Common shareholders' equity	323.3	290.4	253.8
MSA income statement data:
Net premiums written	$454.5	$427.6	$357.3
Net premiums earned	435.6	396.0	334.1
Net investment income	26.4	23.3	22.9
Loss and lae	298.8	263.8	241.9
Net income	29.6	29.3	(13.2)
Comprehensive net income	32.1	36.6	(8.5)

        At December 31, 2004 and 2003, White Mountains' consolidated retained earnings included $51.0 million, $33.4 million and $20.2 million, respectively, of accumulated undistributed earnings of MSA. No dividends were declared or paid by MSA during 2004, 2003 and 2002.

Investment in Montpelier

        As of December 31, 2004, White Mountains' investment in Montpelier consisted of 6.3 million common shares and warrants to acquire 7.2 million common shares at $16.67 per share that are exercisable until December 6, 2011. Through its holdings of common shares and warrants, White Mountains owns approximately 17% of Montpelier on a fully-converted basis.

        During the first quarter of 2004, White Mountains sold a portion of its investment in Montpelier common shares to third parties. As a result of this sale, as well as changes to the composition of the

Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. White Mountains accounts for its warrants in Montpelier as derivative instruments and recognizes changes in the fair value of the warrants during a given period in its income statement as a realized gain or loss. (See Note 5 for details of White Mountains' investment in Montpelier as of December 31, 2004).

        White Mountains' equity in earnings of Montpelier was $10.8 million, $45.1 million and $19.9 million (net of tax of $6.1 million, $24.4 million and $10.7 million) for the years ended 2004, 2003 and 2002, respectively.

Note 15. Variable Interest Entities

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

        The NJ Skylands Reciprocal was capitalized by OneBeacon with a $31.3 million surplus note. Principal and interest on the surplus note are repayable only with regulatory approval. As defined in the surplus note agreement, the NJ Skylands Reciprocal's obligation to pay principal under the surplus note agreement is subordinated to all liabilities and obligations to policyholders, to claimants for benefits under contracts of insurance it issued, to all other classes of creditors other than surplus note holders, and to the State of New Jersey and any governmental or quasi-governmental entity. The Association began writing personal automobile coverage for new customers in August 2002.

        OneBeacon has no ownership interest in the Association. As a result of its adoption of FIN 46, White Mountains' future economic income derived from the New Jersey automobile insurance market will differ from the operating results that it will record on a consolidated GAAP basis. On an economic basis, OneBeacon will realize income from management and service fees charged by New Jersey Skylands Management LLC to the Association and interest on the surplus note. On a consolidated GAAP basis, White Mountains will recognize profits from the insurance operations of the Association until such time that the Association's equity is greater than zero or until the accumulated losses in the Association exceed OneBeacon's initial surplus note investment. White Mountains has determined that the Association qualifies as a VIE under the provisions of FIN 46. Upon adoption of FIN 46 on March 31, 2004, White Mountains consolidated the Association, which had total assets and total liabilities with a carrying value of $138.5 million and $111.6 million, respectively. The resulting $26.9 million difference between the carrying values of the total assets and liabilities of the Association was equal to the March 31, 2004 carrying value of the surplus note investment at OneBeacon. Therefore, the adoption of FIN 46 did not have an effect on the Company's financial condition. The Company's exposure to the New Jersey auto market remains limited to the surplus notes invested in the reciprocal.

Prospector Offshore Fund

        White Mountains has determined that one of its ownership interests in a limited partnership, Prospector Offshore Fund, Ltd. ("the Fund"), qualifies as a VIE under the provisions of FIN 46. The Company's economic exposure to the Fund is equal to $51.1 million, which represents the Company's 49.3% ownership in the Fund's total equity. Any creditor of the Fund would not have recourse against the Company beyond the Company's investment.

NOTE 16. Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

        At December 31, 2004 and 2003, the fair value of White Mountains' Senior Notes (its only fixed-rate, long-term indebtedness) was $714.0 million and $710.6 million respectively, which compared to a carrying value of $698.3 million and $698.1 million, respectively.

        At December 31, 2004, the fair values of the Berkshire and Zenith Preferred Stock were $340.5 million and $22.7 million, respectively, which compared to carrying values of $191.9 million and $20.0 million, respectively.

        The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Considerable judgment is required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

NOTE 17. Related Party Disclosures

Berkshire

        Berkshire owned approximately 16% of the Common Shares of White Mountains as of December 31, 2004. Berkshire acquired the Common Shares through its June 2004 exercise of warrants to purchase 1,724,200 Common Shares for $294 million. Berkshire bought the warrants in connection with the financing of White Mountains' acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. Berkshire and the Company agreed to reduce the exercise price by approximately 2% ($6 million) to induce Berkshire's early exercise of the warrants.

        In November 2004, White Mountains completed a significant corporate reorganization that made the legal organization of White Mountains' subsidiaries consistent with its main operating businesses. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Series A Preferred Stock of Fund American (the "Series A Preferred Stock"), which is owned by subsidiaries of Berkshire. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the "Keep-Well"), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Series A Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders to approximately $1.3 billion plus

White Mountains' aggregate consolidated net income after September 30, 2004. The Keep-Well will expire when all obligations of the Series A Preferred Stock, which is redeemable in May 2008, have been satisfied, or when approximately $1.1 billion has been returned to Fund American.

        NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see Note 4). Reinsurance recoverable from, and preferred stock of White Mountains' subsidiaries owned by, Berkshire are shown as separate line items in White Mountains' consolidated balance sheet. In addition, in the ordinary course of its business, White Mountains has, and in the future may, enter into other insurance and reinsurance transactions with Berkshire on arm's length terms and conditions.

        White Mountains and Berkshire co-led the investor group that acquired Symetra for $1.35 billion on August 2, 2004. See "Symetra" below.

Olympus

        Folksamerica and Sirius have entered into quota share retrocessional arrangements with Olympus. Under these arrangements with Olympus, Folksamerica ceded up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business to Olympus and received an override commission on the premiums ceded to Olympus. Effective April 1, 2004, Sirius International entered into a quota share reinsurance agreement with Olympus. Under this agreement, Sirius International ceded 25% of its new and renewal short-tailed proportional and excess of loss business to Olympus. During 2004, 2003 and 2002, White Mountains ceded $465.6 million, $449.1 million and $229.7 million, respectively, in written premiums and $269.5 million, $107.0 million and $54.4 million, respectively, in losses and LAE to Olympus. White Mountains receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business. During 2004, 2003 and 2002, White Mountains earned $68.7 million, $98.4 million and $48.9 million of fee income from Olympus. White Mountains does not own or control any common shares of Olympus Holdings.

        Joseph Steinberg, a director of the Company, is Chairman of Olympus Holdings (the parent company of Olympus) and is President of Leucadia. Leucadia owns approximately 19% of the common shares of Olympus Holdings. Investment funds managed by Franklin Mutual Advisors LLC ("Franklin Mutual"), which own approximately 19% of the common shares of White Mountains, own approximately 13% of Olympus Holdings. Bruce Berkowitz, a director of the Company, is Founder and Managing Member of Fairholme Capital Management, L.L.C., a registered investment adviser. Through Fairholme Capital Management, Mr. Berkowitz controls approximately 11% of the common shares of Olympus Holdings. John Gillespie, a director and executive officer of the Company, through investment management arrangements including Prospector, controls approximately .1% of the common shares of Olympus Holdings. In addition, other directors and executive officers of White Mountains (consisting of Jack Byrne, John Cavoores, Steven Fass and Arthur Zankel) own approximately 3% of the common shares of Olympus Holdings.

Symetra

        As of December 31, 2004, through its holdings of common shares and warrants, White Mountains owned approximately 24% of Symetra on a fully-converted basis. Berkshire, who co-led the investor group that acquired Symetra, also owns approximately 24% of Symetra on a fully-converted basis. White Mountains is entitled to appoint three persons to Symetra's eight member board of directors (currently Jack Byrne, John Gillespie and David Foy). In addition, Mr. Foy serves as Chairman of Symetra.

        In connection with the acquisition of Symetra, the following entities were among the investors in the investor group that was co-led by White Mountains and Berkshire Hathaway. Investment funds managed by Franklin Mutual own approximately 10% of common shares of Symetra on a fully converted basis. Bruce Berkowitz, through Fairholme Capital Management controls approximately 2% of the common shares of Symetra on a fully converted basis. John Gillespie, through investment management arrangements including Prospector, controls approximately 3% of the common shares of Symetra on a fully converted basis.

Other relationships

        Howard Clark, a director of the Company, is Vice Chairman of Lehman. Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Lehman was the lead underwriter of Fund American's $700.0 million Senior Notes. Lehman was also the arranger, the administrative agent and a lender under the Old Bank Facility and is a lender under White Mountains' current Bank Facility. See Note 6.

        George Gillespie, a director and Chairman of the Company, is a Partner at Cravath, Swaine & Moore LLP ("CS&M"), which has been retained by White Mountains from time to time to perform legal services.

        John Gillespie, pursuant to his employment agreement entered into with the Company as of January 1, 2001, may continue his active involvement with Prospector so long as he devotes the requisite time required to fulfill his responsibilities to WM Advisors. The agreement specifies procedures pursuant to which Prospector's funds have the ability to invest first in opportunities generated by Mr. Gillespie that are appropriate for both White Mountains and such funds. In addition, pursuant to a revenue sharing agreement established in connection with his employment by the Company, Mr. Gillespie has agreed to pay White Mountains 33% of certain revenues of Prospector in return for White Mountains agreeing to pay its operational expenses. For 2004, White Mountains' received total revenues of approximately $4.2 million and paid total expenses of approximately $2.8 million under the revenue sharing agreement. Pursuant to another revenue sharing agreement with Prospector, Mr. Gillespie has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector's funds in return for White Mountains having made a founding investment in Prospector in 1997. For 2004, White Mountains' received a payment of approximately $.8 million under the second revenue sharing agreement. Mr. Gillespie's share of Prospector's revenues for 2004 was approximately $4.2 million. Mr. Gillespie's employment contract and the revenue sharing arrangements are filed as exhibits to this Form 10-K.

        At December 31, 2004, White Mountains had approximately $115.9 million invested in funds managed by Prospector. In addition, Messrs. Byrne, George Gillespie and John Gillespie owned investments in funds managed by Prospector as of such date.

        In September 2001, White Mountains Advisors entered into a five-year lease at a market-based rate for a building partially owned by John Gillespie and trusts for the benefit of members of his family (the "Gillespie Trusts"). For 2004, the rental payments attributable to John Gillespie's ownership in the building totalled approximately $16,000 and the rental payments attributable to the Gillespie Trusts' ownership in the building totalled approximately $127,000.

        John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Dowling & Partners Connecticut Fund III, LP ("Fund III"). OBPP and Folksamerica Specialty Underwriting, Inc. ("FSUI") have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the "CIR Act"). The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. As a result of his interest in Fund III, John Gillespie could realize up to $3.3 million from the tax credits, although any such amount would be subject to the revenue sharing agreements with White Mountains described above.

        Arthur Zankel, a director of the Company, is Senior Managing Member of High Rise Capital Advisors LLC, which is the General Partner of High Rise Partners II, L.P. and Cedar Bridge Realty Fund, L.P. At December 31, 2004, White Mountains had a total of approximately $80.8 million in investments that were managed by these entities.

        In connection with acquisitions or other transactions led or sponsored by the Company in which it obtains equity financing, entities affiliated with directors from time to time may participate in such financings on the same terms as unaffililated third parties that participate in such financings.

NOTE 18. Commitments and Contingencies

        White Mountains leases certain office space under noncancellable operating leases expiring at various dates through 2010. Rental expense for all of White Mountains' locations was approximately $46.5 million, $42.9 million and $45.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. White Mountains also has various other lease obligations which are immaterial in the aggregate.

        White Mountains' future annual minimum rental payments required under noncancellable leases for office space are $41.8 million, $37.7 million, $34.1 million, $26.3 million and $28.6 million for 2005, 2006, 2007, 2008 and 2009 and thereafter, respectively.

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

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, White Mountains' insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2004, the reserve for such assessments at White Mountains' insurance subsidiaries totalled $18.3 million.

General Litigation

        White Mountains, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows as of December 31, 2004.

        On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by such subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $185 million in damages which they allege represents two years of their lost profits in the subject business. The Company, its named subsidiaries and its named employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit. In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious. OneBeacon is seeking compensatory damages of $8.8 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them.

        In December 2001, American Centennial filed for arbitration against Gerling, a reinsurer of American Centennial, based on Gerling's failure to pay American Centennial amounts due under a reinsurance contract. Gerling had requested the arbitration panel to rescind the contract as of December 31, 2000 based upon, among other things, White Mountains' acquisition of American Centennial in 1999. A preliminary judgement was handed down in December 2003 in which the arbitrator ruled that Gerling had been harmed and they are entitled to a discount on certain amounts that it owes American Centennial under the contract. The impact of this discount is immaterial to White Mountains' financial results. A final judgement handed down in January 2004 confirmed that the reinsurance contract will remain in-force. At December 31, 2003, American Centennial had recorded $22.7 million in recoverables from Gerling under this reinsurance contract, of which $9.8 million was for losses paid by American Centennial. Gerling has subsequently reimbursed American Centennial early in 2004 for the $9.8 million in paid recoverables. The remaining obligation on unpaid recoverables is fully collateralized.

        In August 2000, Aramarine, a former insurance broker of OneBeacon's, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine. The suit originally claimed $410 million in compensatory damages for lost commissions. However, Aramarine has recently reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct. During 2004, OneBeacon prevailed on a motion for summary judgment to dismiss the plaintiff's claim. OneBeacon expects the plaintiff to appeal the summary judgment upon resolution of OneBeacon's counterclaim for return commission.

        In June 1999, White Mountains sold VGI to Unitrin. As part of the VGI Sale, White Mountains has provided Unitrin with adverse loss development protection of up to $50.0 million on loss reserves sold to Unitrin. During 2004, White Mountains paid Unitrin $47 million for a full release of its obligation in this matter.

NOTE 19. Consolidating Financial Information

        The Company will fully and unconditionally guarantee any debt securities, preference shares or trust preferred securities issued by Fund American pursuant to its December 2001 shelf registration statement, including Fund American's May 2003 issuance of the Senior Notes (see Note 6). The following tables present White Mountains' consolidating balance sheets as of December 31, 2004 and December 31, 2003 and statements of income and cash flows for the years then ended. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of December 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$246.8	$3,457.6	$4,195.6	$—	$7,900.0
Short-term investments, at amortized cost	16.2	632.9	409.1	—	1,058.2
Common equity securities, at fair value	—	327.7	716.2	—	1,043.9
Other investments	—	367.0	160.4	—	527.4

Total investments	263.0	4,785.2	5,481.3	—	10,529.5
Cash	—	195.8	47.3	—	243.1
Reinsurance recoverable on paid and unpaid losses	—	1,388.9	2,500.5	—	3,889.4
Funds held by ceding companies	—	943.8	—	—	943.8
Securities lending collateral		308.4	284.9	—	593.3
Accounts receivable on unsettled investment sales	—	0.2	19.7	—	19.9
Insurance and reinsurance premiums receivable	—	392.0	550.2	—	942.2
Investment in unconsolidated insurance affiliates	37.3	267.6	161.7	—	466.6
Deferred tax asset	—	92.4	179.1	—	271.5
Deferred acquisition costs	—	108.0	200.2	—	308.2
Ceded unearned premiums	—	182.5	41.6	—	224.1
Investment income accrued	1.6	41.3	59.5	—	102.4
Investments in subsidiaries	3,665.1	—	—	(3,665.1)	—
Other assets	12.3	87.7	381.1	—	481.1

Total assets	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$4,277.8	$5,120.7	$—	$9,398.5
Reserves for structured contracts	—	375.9	—	—	375.9
Unearned insurance and reinsurance premiums	—	672.6	1,066.8	—	1,739.4
Securities lending liability	—	308.4	284.9	—	593.3
Debt	—	57.0	726.3	—	783.3
Deferred tax liability	—	316.3	—	—	316.3
Ceded reinsurance payable	—	121.4	80.0	—	201.4
Accounts payable on unsettled investment purchases	—	11.8	19.1	—	30.9
Funds held under reinsurance treaties	—	149.3	6.1	—	155.4
Other liabilities	95.4	409.8	819.7	—	1,324.9
Preferred stock subject to mandatory redemption	—	19.9	192.0	—	211.9

Total liabilities	95.4	6,720.2	8,315.6	—	15,131.2

Common shareholders' equity	3,883.9	2,073.6	1,591.5	(3,665.1)	3,883.9

Total liabilities and common shareholders' equity	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

Consolidating Balance Sheet as of December 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$71.0	$6,177.1	$—	$6,248.1
Short-term investments, at amortized cost	11.1	682.2	854.6	(1.3)	1,546.6
Common equity securities, at fair value	—	—	513.6	—	513.6
Other investments	—	89.9	149.3	—	239.2

Total investments	11.1	843.1	7,694.6	(1.3)	8,547.5
Cash	.3	27.1	62.5	—	89.9
Reinsurance recoverable on paid and unpaid losses	—	8.8	3,586.7	—	3,595.5
Funds held by ceding companies	—	5.9	138.2	—	144.1
Securities lending collateral	—	—	911.0	—	911.0
Accounts receivable on unsettled investment sales	—	—	9.1	—	9.1
Insurance and reinsurance premiums receivable	—	44.6	744.4	(10.0)	779.0
Investment in unconsolidated insurance affiliates	—	90.5	425.4	—	515.9
Deferred tax asset	—	(8.2)	361.6	(93.4)	260.0
Deferred acquisition costs	—	3.6	230.0	—	233.6
Ceded unearned premiums	—	.9	184.4	—	185.3
Investment income accrued	—	—	73.0	—	73.0
Investments in subsidiaries	3,021.0	—	—	(3,021.0)	—
Other assets	5.0	80.9	477.9	(25.7)	538.1

Total assets	$3,037.4	$1,097.2	$14,898.8	$(3,151.4)	$15,882.0

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$75.9	$7,652.3	$—	$7,728.2
Unearned insurance and reinsurance premiums	—	23.3	1,386.1	—	1,409.4
Securities lending liability	—	—	911.0	—	911.0
Debt	—	12.9	730.1	—	743.0
Deferred tax liability		.2	.2		.4
Ceded reinsurance payable	—	—	158.3	—	158.3
Accounts payable on unsettled investment purchases	—	302.0	69.6	—	371.6
Funds held under reinsurance treaties	—	—	211.9	—	211.9
Other liabilities	58.2	318.6	928.1	(130.4)	1,174.5
Preferred stock subject to mandatory redemption	—	20.0	174.5	—	194.5

Total liabilities	58.2	752.9	12,222.1	(130.4)	12,902.8

Common shareholders' equity	$2,979.2	$344.3	$2,676.7	$(3,021.0)	$2,979.2

Total liabilities common shareholders' equity	$3,037.4	$1,097.2	$14,898.8	$(3,151.4)	$15,882.0

Consolidating Statement of Income for the Year Ended December 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$768.5	$3,052.0	$—	$3,820.5
Net investment income	1.8	72.6	286.5	—	360.9
Net realized investment gains (losses)	1.9	40.9	138.3	—	181.1
Other revenue	—	(39.6)	230.1	—	190.5

Total revenues	3.7	842.4	3,706.9	—	4,553.0

Loss and LAE	—	494.1	2,097.0	—	2,591.1
Insurance and reinsurance acquisition expenses	—	135.4	608.1	—	743.5
Other underwriting expenses	—	55.2	466.1	—	521.3
General and administrative expenses	65.0	59.5	184.8	—	309.3
Accretion of fair value adjustment to loss and LAE reserves	—	10.1	33.2	—	43.3
Interest expense on debt	0.3	2.7	46.1	—	49.1
Interest expense on preferred shares	—	2.0	45.6	—	47.6

Total expenses	65.3	759.0	3,480.9	—	4,305.2

Pretax income (loss)	(61.6)	83.4	226.0	—	247.8
Income tax benefit (provision)	9.3	74.6	(130.9)	—	(47.0)
Equity in earnings of subsidiaries	430.3	—	—	(430.3)	—
Equity in earnings of unconsolidated insurance affiliates	—	10.0	27.4	—	37.4
Excess of fair value of acquired net assets over cost	40.7	130.7	9.1	—	180.5

Net income	$418.7	$298.7	$131.6	$(430.3)	$418.7

Consolidating Statement of Income for the Year Ended December 31, 2003	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in millions)
Earned insurance and reinsurance premiums	$—	$78.3	$3,059.4	$—	$3,137.7
Net investment income	.2	4.9	285.8	—	290.9
Net realized investment gains (losses)	(1.1)	34.8	128.9	—	162.6
Other revenue (loss)	(.5)	80.6	153.2	(30.7)	202.6

Total revenues	(1.4)	198.6	3,627.3	(30.7)	3,793.8

Losses and LAE	—	53.3	2,084.8	—	2,138.1
Insurance and reinsurance acquisition expenses	—	16.9	618.0	(19.9)	615.0
Other underwriting expenses	—	3.2	343.9	—	347.1
General and administrative expenses	70.7	22.3	120.8	(12.0)	201.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	48.6	—	48.6
Interest expense on debt	—	.3	48.3	—	48.6
Interest expense on preferred shares	—	1.0	21.3	—	22.3

Total expenses	70.7	97.0	3,285.7	(31.9)	3,421.5

Pretax income (loss)	(72.1)	101.6	341.6	1.2	372.3
Income tax benefit (provision)	(.1)	.2	(126.5)	(1.2)	(127.6)
Accretion and dividends on preferred stock of subsidiaries	—	(1.0)	(20.5)	—	(21.5)
Equity in earnings of subsidiaries	352.8	—	—	(352.8)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	57.4	—	57.4
Cumulative effect of changes in accounting principles	—	—	—	—	—

Net income	$280.6	$100.8	$252.0	$(352.8)	$280.6

Consolidating Statement of Cash Flows for the Year Ended December 31, 2004	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Net income (loss), excluding undistributed equity in earnings of subsidiaries	$(1.4)	$288.5	$131.6	$418.7
Charges (credits) to reconcile net income to cash flows from operating activities:
Excess of fair value of acquired net assets over cost	(40.7)	(130.7)	(9.1)	(180.5)
Net realized investment gains	(1.9)	(40.9)	(138.3)	(181.1)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(10.0)	(27.4)	(37.4)
Deferred income tax (benefit) provision	—	(181.8)	122.8	(59.0)
Other operating items:
Net Federal income tax payments	—	(58.8)	(27.7)	(86.5)
Net change in insurance and reinsurance balances receivable	—	199.9	(109.9)	90.0
Net change in reinsurance recoverable on paid and unpaid losses	—	121.6	179.2	300.8
Net change in deferred acquisition costs	—	9.8	(43.3)	(33.5)
Net change in loss and LAE reserves and reserves for structured contracts	—	(277.6)	(529.1)	(806.7)
Net change in unearned insurance and reinsurance premiums	—	(177.0)	123.0	(54.0)
Net change in other assets and liabilities, net	(7.8)	293.9	(213.6)	72.5

Net cash flows provided from (used for) operating activities	(51.8)	36.9	(541.8)	(556.7)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(5.1)	509.0	264.3	768.2
Sales of fixed maturity investments	—	921.9	4,983.2	5,905.1
Maturities of fixed maturity investments	—	560.0	1,001.7	1,561.7
Sales of common equity securities and other investments	—	268.9	288.4	557.3
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	(32.6)	253.5	220.9
Purchases of fixed maturity investments	(242.1)	(1,430.5)	(5,484.7)	(7,157.3)
Purchases of common equity securities and other investments	—	(128.0)	(250.8)	(378.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(516.6)	(143.2)	(659.8)
Net change in unsettled investment purchases and sales	—	(299.8)	(37.4)	(337.2)
Net acquisitions of property and equipment	—	(1.1)	(12.5)	(13.6)

Net cash flows provided from (used for) investing activities	(247.2)	(148.8)	862.5	466.5

Cash flows from financing activities:
Proceeds from issuance of Common Shares	307.8	—	—	307.8
Proceeds from issuance of debt	—	(27.0)	27.0	—
Repayments of debt	—	—	(25.0)	(25.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	(2.0)	(28.3)	(30.3)
Dividends paid on Common Shares	(9.1)	—	—	(9.1)
Intercompany dividends and distributions	—	309.6	(309.6)	—

Net cash provided from (used for) financing activities	298.7	280.6	(335.9)	243.4

Net increase (decrease) in cash during period	(.3)	168.7	(15.2)	153.2
Cash balances at beginning of period	.3	27.1	62.5	89.9

Cash balances at end of period	$—	$195.8	$47.3	$243.1

Consolidating Statement of Cash Flows for the Year Ended December 31, 2003	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Net income (loss), excluding equity in earnings of subsidiaries	$(72.2)	$100.8	$252.0	$280.6
Charges (credits) to reconcile net income to cash flows from operating activities:
Net realized investment (gains) losses	1.1	(34.8)	(128.9)	(162.6)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	—	(57.4)	(57.4)
Deferred income tax provision (benefit)	—	47.2	57.8	105.0
Other operating items:
Net Federal income tax receipts (payments)	32.0	(4.6)	—	27.4
Net change in insurance and reinsurance balances receivable	—	(6.0)	57.5	51.5
Net change in reinsurance recoverable on paid and unpaid losses	—	(3.6)	639.8	636.2
Net change in deferred acquisition costs	(.3)	(.4)	12.0	11.3
Net change in loss and LAE reserves and reserves for structured contracts	—	14.5	(1,161.6)	(1,147.1)
Net change in unearned insurance and reinsurance premiums	—	6.0	(111.0)	(105.0)
Net change in other assets and liabilities, net	43.0	(61.5)	(129.9)	(148.4)

Net cash flows (used for) provided from operating activities	3.6	57.6	(569.7)	(508.5)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	4.5	(460.9)	700.4	244.0
Sales of fixed maturity investments	—	69.6	17,220.9	17,290.5
Maturities of fixed maturity investments	—	—	1,372.0	1,372.0
Sales of common equity securities and other investments	—	—	160.1	160.1
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	—	25.0	25.0
Purchases of fixed maturity investments	—	(93.1)	(18,155.1)	(18,248.2)
Purchases of common equity securities and other investments	(.2)	—	(354.2)	(354.4)
Net change in unsettled investment purchases and sales	—	302.0	(273.9)	28.1
Net dispositions (acquisitions) of property and equipment	—	(.1)	43.5	43.4

Net cash flows provided from (used for) investing activities	4.3	(182.5)	738.7	560.5

Cash flows from financing activities:
Proceeds from issuance of Common Shares	1.5	—	—	1.5
Proceeds from issuance of debt	—	—	693.4	693.4
Repayments of debt	—	—	(739.9)	(739.9)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	(2.0)	(28.3)	(30.3)
Dividends paid on Common Shares	(8.3)	—	—	(8.3)
Intercompany dividends and distributions	—	112.6	(112.6)	—

Net cash (used for) provided from financing activities	(6.8)	110.6	(187.4)	(83.6)

Net (decrease) increase in cash during period	1.1	(14.3)	(18.4)	(31.6)
Cash balances at beginning of period	(.8)	41.4	80.9	121.5

Cash balances at end of period	$.3	$27.1	$62.5	$89.9

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with GAAP in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Audit Committee of the Board, which is comprised entirely of independent, qualified directors, is responsible for the oversight of our accounting policies, financial reporting and internal control including the appointment and compensation of our independent registered public accounting firm. The Audit Committee meets periodically with management, our independent registered public accounting firm and our internal auditors to ensure they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing our financial reports. Our independent registered public accounting firm and internal auditors have full and unlimited access to the Audit Committee, with or without management present, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to their attention.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, an effective internal control environment as of a point in time may become inadequate in the future because of changes in conditions, or deterioration in the degree of compliance with the policies and procedures.

        We assessed the effectiveness of White Mountains' internal control over financial reporting as of December 31, 2004. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Sirius, the Sierra group, Tryg-Baltica and Atlantic Specialty which represent 17.0%, 2.4%, .9% and ..5% of White Mountains' total assets as of December 31, 2004, respectively, and 11.3%, .5%, .6%, and 6.1%, respectively, of White Mountains' total revenue for the year ended December 31, 2004. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2004.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of White Mountains' internal control over financial reporting as of December 31, 2004 as stated in their report which appears on page F-72.

March 1, 2005

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Raymond Barrette Director, President and CEO (Principal Executive Officer)	David T. Foy Executive Vice President and CFO (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

        We have completed an integrated audit of White Mountains Insurance Group, Ltd.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, appearing under Item 9A and included in Management's Annual Report on Internal Control Over Financial Reporting appearing on page F-71, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Sirius, Sierra group, Tryg-Baltica and Atlantic Specialty from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. As a result, we have also excluded Sirius, Sierra group, Tryg-Baltica and Atlantic Specialty from our audit of internal control over financial reporting. Sirius, Sierra group, Tryg-Baltica and Atlantic Specialty are wholly-owned subsidiaries whose total assets and total revenues represent 17.0%, 2.4%, .9%, .5%, and 11.3%, .5%, .6%, 6.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2005

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

        Selected quarterly financial data for 2004 and 2003 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Certain reclassifications have been made to prior quarterly results to conform with the 2004 annual presentation.

	2004 Three Months Ended					2003 Three Months Ended
	Dec. 31		Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	Millions, except per share amounts
Revenues	$1,248.1		$1,163.6	$1,119.1	$1,022.2	$951.3	$911.6	$961.4	$969.5
Expenses	1,132.4		1,241.7	1,022.5	908.6	885.5	875.2	837.3	823.5

Pretax earnings (loss)	115.7		(78.1)	96.6	113.6	65.8	36.4	124.1	146.0
Tax benefit (provision)	18.7	(1)	23.6	(44.4)	(44.9)	(22.4)	(14.4)	(44.7)	(46.1)
Equity in earnings of unconsolidated affiliates	10.6		3.7	4.9	18.2	15.1	13.6	15.8	12.9
Accretion and dividends on preferred stock of subsidiaries	—		—	—	—	—	—	(10.8)	(10.7)

Net income (loss) before accounting changes and extraordinary items	$145.0		$(50.8)	$57.1	$86.9	$58.5	$35.6	$84.4	$102.1

Net income (loss) before accounting changes and extraordinary items per share:
Basic	$13.48		$(4.72)	$6.30	$9.64	$6.50	$3.96	$5.38	$10.94
Diluted	13.48		(4.72)	5.56	8.52	5.75	3.50	4.77	9.92

Fully converted tangible book value per share	$342.52		$319.98	$312.82	$309.39	$291.27	$282.24	$280.88	$266.96

(1)
Includes $38.8 million related to foreign tax credits that resulted from an extension to the carryforward period under the Jobs Creation Act of 2004.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2004

Millions	Cost	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities(1)	$2,444.7	$2,475.5
Corporate bonds and asset-backed securities	4,210.7	4,349.8
States, municipalities and political subdivisions	91.3	92.7
Convertibles and bonds with warrants attached	84.2	94.3
Foreign governments	780.3	794.2
Redeemable preferred stocks	72.9	93.5

Total fixed maturities	7,684.1	7,900.0

Short-term investments	1,058.2	1,058.2
Common equity securities:
Banks, trust and insurance companies	291.2	400.2
Public utilities	138.1	180.4
Industrial, miscellaneous and other	346.6	463.3

Total common equity securities	775.9	1,043.9
Other investments	442.7	527.4

Total investments	$9,960.9	$10,529.5

(1)
Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

Note—fair value was equal to carrying value at December 31, 2004.

SCHEDULE II

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions
	2004	2003
Assets:
Common equity securities and other investments	$246.8	$—
Short-term investments, at amortized cost	16.2	11.1
Other assets	13.9	5.3
Investments in consolidated and unconsolidated affiliates	3,702.4	3,021.0

Total assets	$3,979.3	$3,037.4

Liabilities:
Long-term debt	$—	$—
Accounts payable and other liabilities	95.4	58.2

Total liabilities	95.4	58.2
Convertible preference shares	—	—
Common shareholders' equity	3,883.9	2,979.2

Total liabilities, convertible preference shares and common shareholders' equity	$3,979.3	$3,037.4

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions
	2004	2003	2002
Revenues (including realized gains and losses)	$3.7	$(1.4)	$84.7
Expenses	65.3	70.7	24.9

Pretax income (loss)	(61.6)	(72.1)	59.8
Income tax provision	9.3	(.1)	—

Net income (loss)	(52.3)	(72.2)	59.8
Earnings (losses) from consolidated affiliates	430.3	352.8	672.0
Cumulative effect of changes in accounting principles	—	—	16.3
Excess of fair value of acquired net assets over cost	40.7	—	—

Consolidated net income (loss)	418.7	280.6	748.1
Other comprehensive net income (loss) items, after-tax	176.5	79.0	202.3

Consolidated comprehensive net income (loss)	$595.2	$359.6	$950.4

Computation of net income (loss) available to common shareholders:
Consolidated net income (loss)	$418.7	$280.6	$748.1
Redemption value adjustment—Convertible Preference Shares	—	(49.5)	(19.0)
Dividends on Convertible Preference Shares	—	—	(.4)

Net income (loss) available to common shareholders	$418.7	$231.1	$728.7

SCHEDULE II
(continued)

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2004	2003	2002
Net income (loss)	$418.7	$280.6	$748.1
Reconciliation of net income to net cash from operating activities:
Excess of fair value of acquired net assets over cost	(40.7)	—	—
Cumulative effect of change in accounting principles	—	—	(16.3)
Net realized (gains) losses on sales of investments	(1.9)	1.1	(57.9)
Undistributed current earnings from consolidated subsidiaries	(420.1)	(352.8)	(648.7)
Net Federal income tax receipts	—	32.0	—
Net change in other assets and other liabilities	(7.8)	42.7	17.7

Net cash (used for) provided from operating activities	(51.8)	3.6	42.9

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(5.1)	4.5	39.0
Purchases of investment securities	(242.1)	(.2)	(.2)
Contributions to subsidiaries	—	—	(300.0)

Net cash (used for) provided from investing activities	(247.2)	4.3	(261.2)

Cash flows from financing activities:
Proceeds from issuances of Common Shares and Convertible Preference Shares	307.8	1.5	226.4
Dividends paid on Common Shares	(9.1)	(8.3)	(8.3)
Dividends paid on Convertible Preference Shares	—	—	(.4)

Net cash provided from (used for) financing activities	298.7	(6.8)	217.7

Net change in cash during year	(.3)	1.1	(.6)
Cash balance at beginning of year	.3	(.8)	(.2)

Cash balance at end of year	$—	$.3	$(.8)

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2004:
OneBeacon	$200.2	$5,475.5	$1,066.8	$—	$2,378.5	$221.4	$1,545.2	$442.3	$369.2	$2,459.1
WM Re	99.1	4,170.3	615.5	—	1,265.5	98.5	918.9	271.8	122.9	1,246.3
Esurance	8.9	63.0	57.2	—	176.5	3.5	122.4	29.4	27.7	199.4
Other insurance operations	—	(310.3)	—	—	—	37.5	4.6	—	1.5	—
December 31, 2003:
OneBeacon	$163.3	$6,241.2	$1,035.1	$—	$2,160.3	$223.7	$1,475.6	$394.2	$258.7	$1,972.5
WM Re	67.4	1,777.2	326.3	—	845.8	50.4	557.6	198.0	57.8	885.7
Esurance	1.9	39.1	33.9	—	99.9	1.3	81.0	18.8	20.4	116.4
Other insurance operations	1.0	(329.3)	14.1		31.7	15.5	23.9	4.0	10.2	33.1
December 31, 2002:
OneBeacon	$188.4	$7,626.6	$1,265.1	$—	$2,870.9	$314.0	$2,131.3	$629.6	$329.2	$2,522.8
WM Re	55.8	1,693.9	219.8	—	635.0	51.5	442.2	161.2	41.0	688.2
Esurance	—	15.5	17.4	—	40.8	1.2	36.6	9.7	22.4	53.0
Other insurance operations	0.7	(460.7)	12.1	—	29.7	(0.7)	28.1	3.8	9.1	29.5

(1)
The amounts shown exclude net investment income (expense) relating to non-insurance operations of $29.6 million, $12.7 million and $(5.7) million for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned (Millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2004:
OneBeacon	$2,253.9	$(206.5)	$331.1	$2,378.5	13.9%
WM Re	310.4	(670.3)	1,625.4	1,265.5	128.4%
Esurance	153.6	(1.5)	24.4	176.5	13.8%
Other insurance operations	—	(.1)	.1	—	—%
December 31, 2003:
OneBeacon	$2,234.2	$(443.0)	$369.1	$2,160.3	17.1%
WM Re	6.5	(462.0)	1,301.3	845.8	153.9%
Esurance	69.2	—	30.7	99.9	30.7%
Other insurance operations	39.2	(7.6)	.1	31.7	.3%
December 31, 2002:
OneBeacon	$3,181.8	$(815.5)	$504.6	$2,870.9	17.6%
WM Re	7.1	(294.5)	922.4	635.0	145.3%
Esurance	9.9	—	30.9	40.8	75.7%
Other insurance operations	34.8	(5.1)	—	29.7	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:
December 31, 2004:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$15.9	$5.7	$3.2	$15.3 (2)	$40.1
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	23.0	(12.1)	—	12.9 (2)	23.8
December 31, 2003:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$18.5	$—	$—	$(2.6)	$15.9
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	69.1	(26.0)	—	(20.1)	23.0
December 31, 2002:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$25.2	$(6.1)	$—	$(.6)	$18.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	96.9	(22.0)	—	(5.8)	69.1

(1)
Represents net reinstatements (charge-offs) of balances receivables.

(2)
Includes $17.8 million and $2.2 million of reinsurance recoverable on unpaid losses and property and casualty insurance and reinsurance premiums receivable, respectively, acquired from Sirius.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses								Amortization of deferred policy acquisition costs
			Discount, if any, deducted in Column C								Paid Claims and Claims Adjustment Expenses
Affiliation with registrant	Deferred acquisition costs				Unearned Premiums	Earned Premiums	Net investment income	(1) Current Year	(2) Prior Year			Premiums written
OneBeacon:
2004	$200.2	$5,475.5	$259.4	(2)	$1,066.8	$2,378.5	$221.4	$1,444.9	$100.3	$442.3	$2,085.9	$2,459.1
2003	163.3	6,241.2	294.5	(2)	1,035.1	2,160.3	223.7	1,337.2	138.4	394.2	2,284.5	1,972.5
2002	188.4	7,626.6	299.5	(2)	1,265.1	2,870.9	314.0	2,064.8	57.4	629.6	2,870.8	2,522.8
WM Re:
2004	$99.1	$4,170.3	$58.1	(3)	$615.5	$1,265.5	$98.5	$903.8	$15.1	$271.8	$910.6	$1,246.3
2003	67.4	1,777.2	—		326.3	845.8	50.4	541.7	14.9	198.0	373.8	885.7
2002	55.8	1,693.9	—		219.8	635.0	51.5	440.8	10.5	161.2	341.7	688.2
Esurance:
2004	$8.9	$63.0	—		$57.2	$176.5	$3.5	$127.5	$(5.1)	$29.4	$96.6	$199.4
2003	1.9	39.1	—		33.9	99.9	1.3	46.9	34.1	18.8	57.4	116.4
2002	—	15.5	—		17.4	40.8	1.2	36.6	—	9.7	25.0	53.0
Other insurance operations:
2004	$—	$(310.3)	361.5	(4)	$—	$—	$37.5	$—	$4.6	$—	$(2.2)	$—
2003	1.0	(329.3)	413.1	(4)	14.1	31.7	15.5	23.1	2.0	4.0	15.0	33.1
2002	0.7	(460.7)	481.0	(4)	12.1	29.7	(0.7)	6.0	22.1	3.8	7.3	29.5
50%-or-less owned propertyand casualty investees:(1)
2004	$30.8	$162.8	—		$144.2	$217.8	$13.2	$144.7	$4.7	$60.0	$132.7	$227.3
2003	28.2	140.6	—		132.4	198.0	11.7	127.5	4.4	55.2	119.6	213.8
2002	24.5	126.7	—		112.0	167.0	11.5	113.2	7.8	47.6	106.1	178.7

(1)
The amounts shown represent White Mountains' share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate. Excludes White Mountains' share of Montpelier, its 21% owned unconsolidated property and casualty reinsurance affiliate whose information is available publicly.
(2)
The amounts shown represent OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7% at December 31, 2004, 2003 and 2002).
(3)
The amount shown excludes unamortized fair value adjustments to reserves of $10.1 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of Sirius during 2004.
(4)
The amounts shown exclude unamortized fair value adjustments to reserves of $43.3 million, $48.6 million and $79.8 million for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of OneBeacon for the years ended December 31, 2004, 2003 and 2002, respectively.