Form 10-Q
period 2005-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2005-05-02
CIK 776867

Use these links to rapidly review the document
WHITE MOUNTAINS INSURANCE GROUP, LTD. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

        Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        As of April 28, 2005, 10,774,273 common shares with a par value of $1.00 per share ("Common Shares") were outstanding (which includes 14,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2005	December 31, 2004
	(dollars in millions, except share amounts)
Assets
Fixed maturity investments, at fair value (amortized cost: $7,322.9 and $7,684.1)	$7,407.0	$7,900.0
Short-term investments, at amortized cost (which approximates fair value)	1,069.6	1,058.2
Common equity securities, at fair value (cost: $789.7 and $775.9)	1,023.1	1,043.9
Other investments (cost: $432.2 and $442.7)	522.0	527.4

Total investments	10,021.7	10,529.5
Cash	261.3	243.1
Reinsurance recoverable on unpaid losses	1,921.8	2,036.2
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,751.0	1,761.2
Reinsurance recoverable on paid losses	113.9	92.0
Insurance and reinsurance premiums receivable	1,039.3	942.2
Funds held by ceding companies	949.9	943.8
Securities lending collateral	646.4	593.3
Investment in unconsolidated insurance affiliates	450.6	466.6
Deferred tax asset	335.9	271.5
Deferred acquisition costs	311.3	308.2
Ceded unearned premiums	264.5	224.1
Accounts receivable on unsettled investment sales	119.2	19.9
Investment income accrued	116.1	102.4
Other assets	527.3	481.1

Total assets	$18,830.2	$19,015.1

Liabilities
Loss and loss adjustment expense reserves	$9,199.8	$9,398.5
Reserves for structured contracts	361.6	375.9
Unearned insurance and reinsurance premiums	1,821.5	1,739.4
Debt	777.4	783.3
Securities lending payable	646.4	593.3
Deferred tax liability	307.7	316.3
Ceded reinsurance payable	233.4	201.4
Funds held under reinsurance treaties	160.2	155.4
Accounts payable on unsettled investment purchases	66.0	30.9
Other liabilities	1,126.8	1,324.9
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	196.9	191.9
Held by others (redemption value $20.0)	20.0	20.0

Total liabilities	14,917.7	15,131.2
Common shareholders' equity
Common Shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 10,774,589 and 10,772,789 shares	10.8	10.8
Paid-in surplus	1,718.5	1,719.2
Retained earnings	1,850.7	1,695.9
Accumulated other comprehensive income, after tax:
Net unrealized gains on investments	314.7	416.1
Net unrealized foreign currency translation gains	23.9	48.5
Minimum pension liability	(2.4)	(2.4)
Unearned compensation—restricted Common Share awards	(3.7)	(4.2)

Total common shareholders' equity	3,912.5	3,883.9

Total liabilities and common shareholders' equity	$18,830.2	$19,015.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share amounts)
Revenues:
Earned insurance and reinsurance premiums	$955.0	$831.9
Net investment income	173.9	71.0
Net realized investment gains	37.1	61.8
Other revenue	59.3	57.5

Total revenues	1,225.3	1,022.2

Expenses:
Loss and loss adjustment expenses	619.3	523.3
Insurance and reinsurance acquisition expenses	189.1	157.6
Other underwriting expenses	122.2	113.1
General and administrative expenses	37.7	81.7
Accretion of fair value adjustment to loss and loss adjustment expense reserves	9.9	10.1
Interest expense on debt	11.6	11.3
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	12.6	11.5

Total expenses	1,002.4	908.6

Pretax income	222.9	113.6
Income tax provision	(56.3)	(44.9)

Net income before equity in earnings of unconsolidated affiliates and extraordinary item	166.6	68.7
Equity in earnings of unconsolidated insurance affiliates	9.7	18.2

Net income before extraordinary item	176.3	86.9
Excess of fair value of acquired net assets over cost—Sierra Group	—	8.6

Net income	176.3	95.5

Change in net unrealized gains and losses for investments held	(61.4)	124.9
Change in foreign currency translation	(24.6)	(.1)
Recognition of net unrealized gains and losses for investments sold	(40.0)	(26.2)

Comprehensive net income	$50.3	$194.1

Basic earnings per share:
Net income before extraordinary item	$16.38	$9.64
Net income	16.38	10.59
Diluted earnings per share:
Net income before extraordinary item	$16.24	$8.52
Net income	16.24	9.36

Dividends declared and paid per Common Share	$2.00	$1.00

        See Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25 for a discussion of Adjusted Comprehensive Net Income.

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Unaudited

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

Net income	176.3	—	176.3	—	—
Other comprehensive income, after tax	(126.0)	—	—	(126.0)	—
Dividends declared on Common Shares	(21.5)	—	(21.5)	—	—
Changes to accrued option expense	(1.0)	(1.0)	—	—	—
Issuances of Common Shares	.3	.3	—	—	—
Amortization of restricted Common Share awards	.5	—	—	—	.5

Balances at March 31, 2005	$3,912.5	$1,729.3	$1,850.7	$336.2	$(3.7)

	Common shareholders' equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
	(millions)
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	95.5	—	95.5	—	—
Other comprehensive income, after tax	98.6	—	—	98.6	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	2.8	2.8	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Amortization of restricted Common Share awards	.3	—	—	—	.3

Balances at March 31, 2004	$3,180.6	$1,429.4	$1,372.8	$384.3	$(5.9)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2005	2004
	(millions)
Cash flows from operations:
Net income	$176.3	$95.5
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost—Sierra Group	—	(8.6)
Net realized investment gains	(37.1)	(61.8)
Other operating items:
Net change in reinsurance recoverable on paid and unpaid losses	99.3	86.6
Net change in unearned insurance and reinsurance premiums	90.1	123.0
Net change in ceded reinsurance payable	34.0	18.7
Net change in deferred acquisition costs	(.3)	(30.0)
Net change in ceded unearned premiums	(42.7)	(13.0)
Net change in insurance and reinsurance premiums receivable	(87.0)	(117.8)
Net change in loss and loss adjustment expense reserves	(192.6)	(125.9)
Net change in other assets and liabilities	(280.4)	(84.1)

Net cash used for operations	(240.4)	(117.4)

Cash flows from investing activities:
Net change in short-term investments	6.8	569.6
Sales of fixed maturity investments	1,439.9	1,240.7
Maturities of fixed maturity investments	382.8	198.6
Sales of common equity securities and other investments	260.1	81.5
Net change in unsettled investment purchases and sales	(64.1)	(304.9)
Purchases of common equity securities and other investments	(239.6)	(133.6)
Purchases of fixed maturity investments	(1,488.8)	(1,656.7)
Sale of Montpelier common shares	—	155.3
Sale of consolidated affiliate, net of cash sold	—	22.1
Purchases of consolidated affiliates, net of cash acquired	—	(23.5)
Net acquisitions of property and equipment	(.8)	(1.0)

Net cash provided from investing activities	296.3	148.1

Cash flows from financing activities:
Cash dividends paid to common shareholders	(21.5)	(9.1)
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Proceeds from issuances of Common Shares	.3	13.3

Net cash used for financing activities	(28.8)	(3.4)

Effect of exchange rate changes on cash	(8.9)	—

Net increase in cash during the period	18.2	27.3
Cash balances at beginning of period	243.1	89.9

Cash balances at end of period	$261.3	$117.2

Supplemental cash flows information:
Interest paid	$(.9)	$(.3)
Net income taxes paid	(4.7)	(27.3)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

        These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "White Mountains") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, Hamilton HM 12, Bermuda. The Company's principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. White Mountains' reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations, as defined below.

        The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively "OneBeacon"), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents. OneBeacon was acquired by White Mountains from Aviva plc ("Aviva", formerly CGU) in 2001 (the "OneBeacon Acquisition").

        The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively "White Mountains Re"). White Mountains Re offers lead capacity for reinsurance on most liability, property and accident & health exposures through its reinsurance subsidiaries, Folksamerica Reinsurance Company (together with its parent, Folksamerica Holding Company, "Folksamerica"), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation ("Sirius International"), which has been a wholly-owned subsidiary of White Mountains since 2004. White Mountains' reinsurance operations also include its wholly owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, "WMU"). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

        The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, "Esurance"). Esurance, which has been a unit of White Mountains since 2000, markets personal auto insurance directly to customers and through select online agents.

        White Mountains' Other Operations segment consists of the Company and its intermediate holding companies, as well as the International American Group, Inc. (the "International American Group"). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), all of which are in run-off. The Other Operations segment also includes White Mountains' investments in warrants to purchase common shares of both Montpelier Re Holdings, Ltd. ("Montpelier") and Symetra Financial Corporation ("Symetra").

        White Mountains completed numerous significant transactions during 2004 that affect the comparability of the financial statement information presented herein. White Mountains' consolidated statements of income and comprehensive income include the results of acquired businesses beginning as of the date each respective acquisition was completed.

        All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company's 2004 Annual Report on Form 10-K for a complete discussion regarding White Mountains' significant accounting policies.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

        On April 14, 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) will be suspended from June 15, 2005 until January 1, 2006, for calendar year companies. White Mountains currently expects to adopt SFAS 123(R) effective January 1, 2006 and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows. White Mountains already expenses the full cost of all its share-based compensation, including its outstanding options to acquire Common Shares.

Note 2. Acquisitions

Sirius

        On April 16, 2004, White Mountains acquired Sirius Insurance Holding Sweden AB and its subsidiaries ("Sirius") from ABB Ltd. (the "Sirius Acquisition") for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which included $10.5 million of expenses incurred in connection with the acquisition. The principal companies acquired were Sirius International, Sirius America Insurance Company ("Sirius America") and Scandinavian Reinsurance Company Ltd. ("Scandinavian Re"). Sirius International is domiciled in Sweden and has offices in Belgium, Hamburg, London, Singapore, Stockholm and Zurich. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired by Folksamerica as part of the transaction. Scandinavian Re is a reinsurance company that has been in run-off since 2002.

        Supplemental unaudited pro forma condensed combined income statement information for the three months ended March 31, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, follows:

Pro Forma Three Months Ended March 31, 2004
(Unaudited) Millions, except per share amounts
Total revenues	$1,168.9
Income before extraordinary items	$122.1
Net income	$130.7
Earnings per share:
Pro forma net income—basic	$14.50
Pro forma net income—diluted	$12.85

        The unaudited pro forma information presented above for the three months ended March 31, 2004 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3. Loss and Loss Adjustment Expense Reserves

        The following table summarizes the loss and loss adjustment expense ("LAE") reserve activities of White Mountains' insurance and reinsurance subsidiaries for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross beginning balance	$9,398.5	$7,728.2
Less beginning reinsurance recoverable on unpaid losses	(3,797.4)	(3,473.8)

Net loss and LAE reserves	5,601.1	4,254.4
Loss and LAE reserves sold—Peninsula Insurance Company	—	(17.0)
Loss and LAE reserves acquired—Sierra Group	—	244.4 (1)
Loss and LAE reserves consolidated—New Jersey Skylands Insurance Association	—	62.1
Loss and LAE incurred relating to:
Current year losses	620.3	522.8
Prior year losses	(1.0)	.5

Total incurred loss and LAE	619.3	523.3
Accretion of fair value adjustment to loss and LAE reserves	9.9	10.1
Foreign currency translation adjustment to loss and LAE reserves	5.5	—
Loss and LAE paid relating to:
Current year losses	(108.5)	(97.8)
Prior year losses	(600.3)	(478.0)

Total loss and LAE payments	(708.8)	(575.8)
Net ending balance	5,527.0	4,501.5
Plus ending reinsurance recoverable on unpaid losses	3,672.8	3,554.3

Gross ending balance	$9,199.8	$8,055.8

(1)
Reinsurance recoverables on unpaid losses acquired in the Sierra Insurance Group (the "Sierra Group") acquisition totalled $162.5 million.

        White Mountains did not experience any material net favorable or unfavorable development on prior accident year loss reserves during the first quarters of 2005 or 2004. During the first quarter of 2005, White Mountains Re recorded $6 million of unfavorable development on its workers compensation reserves relating to the Sierra Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re obtained as part of the financing of that acquisition.

        In connection with purchase accounting for the acquisition of OneBeacon, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet. This net reduction to loss and LAE reserves of $300.0 million at June 1, 2001 ($75.9 million at March 31, 2005) is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $6.5 million of such charges, recorded as loss and LAE, for the three months ended March 31, 2005, and $10.1 million for the three months ended March 31, 2004.

        In connection with purchase accounting for the Sirius Acquisition, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius International's acquired balance sheet by $58.1 million. This fair value adjustment is being recognized through an income statement charge ratably with and over the period the claims are settled. As such, White Mountains recognized $3.4 million of such charges for the three months ended March 31, 2005.

Note 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer is unable to honor its obligations under reinsurance contracts.

OneBeacon

        At March 31, 2005, OneBeacon had $36.5 million of reinsurance recoverables on paid losses and $2,631.7 million (gross of $274.6 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders, the collectibility of balances due from OneBeacon's reinsurers is critical to OneBeacon's financial strength. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not historically been significant. The following table provides a listing of OneBeacon's top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers' A.M. Best ratings.

Top Reinsurers	Balance at March 31, 2005	% of Total	A.M. Best Rating(2)
	(dollars in millions)
Subsidiaries of Berkshire (NICO and GRC)(3)	$2,062.9	77%	A	++
Liberty Mutual Insurance Group and subsidiaries(1)	118.2	4	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	56.6	2	A	++
American Re-Insurance Company	43.6	2	A	+
Swiss Re	16.2	1	A	+

(1)
At March 31, 2005, OneBeacon had assumed balances payable and expenses payable of approximately $59.9 million under its renewal rights agreement with Liberty Mutual Insurance

  Group ("Liberty Mutual"), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

(2)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

(3)
Includes $389.7 million of Third Party Recoverables that NICO would pay under the terms of the NICO Cover if they are unable to collect from the Third Party Reinsurers.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company ("NICO") for up to $2.5 billion in old asbestos and environmental ("A&E") claims and certain other exposures (the "NICO Cover") and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover") in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as prospective reinsurance under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 ("EITF Topic D-54"). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. ("Berkshire").

        Under the terms of the NICO Cover, NICO receives reinsurance recoverables from certain of OneBeacon's third party reinsurers ("Third Party Reinsurers") in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2005 it has used approximately $1.7 billion of the coverage provided by NICO. At March 31, 2005, $14.6 million of the $1.7 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. Approximately $709.0 million of these incurred losses have been paid by NICO through March 31, 2005. To the extent that actual experience differs from White Mountains' estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

        At March 31, 2005, White Mountains Re had $77.2 million of reinsurance recoverables on paid losses and $1,300.0 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re's financial strength. White Mountains Re is selective with its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. Amounts due from certain of it reinsurers, including Olympus Reinsurance Company ("Olympus"), London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. ("London Life") and Imagine Re, are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re's top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers' A.M. Best ratings.

Top Reinsurers	Balance at March 31, 2005	% of Total	A.M. Best Rating(1)
	(dollars in millions)
Olympus	$310.5	23%	A	-
Imagine Re	255.4	19	A	-
London Life	132.6	10	A
Subsidiaries of Berkshire (GRC & affiliates)	77.8	6	A	++
St. Paul Travelers	66.0	5	A

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings) and "A-" (Excellent, which is the fourth highest of fifteen ratings).

Note 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with White Mountains' fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31,
	2005	2004
	Millions
Investment income:
Fixed maturity investments	$81.4	$60.3
Short-term investments	8.3	3.6
Common equity securities	41.5	5.3
Other	46.3	2.7

Total investment income	177.5	71.9
Less investment expenses	(3.6)	(.9)

Net investment income, pretax	$173.9	$71.0

        During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pretax investment income of $74.1 million in the quarter for this special dividend, of which $34.7 million relating to its common share investment was included in net investment income from common equity securities and $39.4 million relating to its warrant investment was included in net investment income from other investments. In addition, White Mountains also recorded $4.9 million in pretax investment income from Montpelier's normal quarterly dividend during the first quarter of 2005.

        The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2005	2004
	Millions
Fixed maturity investments	$18.0	$14.5
Common equity securities	34.0	19.1
Montpelier common shares	—	35.2
Other investments	(14.9)	(7.0)

Net realized investment gains, before tax	$37.1	$61.8

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), White Mountains accounts for its Montpelier warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment losses of $20.4 million and investment gains of $3.8 million related to its Montpelier warrants for the three months ended March 31, 2005 and 2004, respectively.

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a realized investment gain of $35.2 million. Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7,172,358. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

        The following table summarizes the carrying value of White Mountains' investment in Montpelier as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Shares	Fair Value	Shares	Fair Value
	Millions
Montpelier
Common shares	6.3	$215.3	6.3	$235.4
Warrants to acquire common shares	7.2	140.5	7.2	160.9

Total investment in Montpelier	13.5	$355.8	13.5	$396.3

Impairment

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per share but serve to reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but serve to reduce net income and earnings per share.

        White Mountains' methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers' credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income, shareholders' equity or tangible book value.

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2005 (excluding short-term investments):

	March 31, 2005
	0-6 Months	6-12 Months	> 12 Months	Total
	Dollars in millions
Fixed maturity investments:
Number of positions	378	155	9	542
Market value	$2,706.0	$717.5	$31.3	$3,454.8
Amortized cost	$2,754.4	$734.2	$32.0	$3,520.6
Unrealized loss	$(48.4)	$(16.7)	$(.7)	$(65.8)

Common equity securities:
Number of positions	32	4	—	36
Market value	$30.4	$6.6	$—	$37.0
Cost	$31.7	$7.2	$—	$38.9
Unrealized loss	$(1.3)	$(.6)	$—	$(1.9)

Other investments:
Number of positions	—	—	—	—
Market value	$—	$—	$—	$—
Cost	$—	$—	$—	$—
Unrealized loss	$—	$—	$—	$—

Total:
Number of positions	410	159	9	578
Market value	$2,736.4	$724.1	$31.3	$3,491.8
Amortized cost	$2,786.1	$741.4	$32.0	$3,559.5
Unrealized loss	$(49.7)	$(17.3)	$(.7)	$(67.7)

% of total gross unrealized losses	73.3%	25.7%	1.0%	100%

        For the three months ended March 31, 2005, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2005 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2005 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of March 31, 2005, White Mountains' investment portfolio did not include any investment securities with an after tax unrealized loss of more than $2.0 million.

Note 6. Debt

        White Mountains' debt outstanding as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
	Millions
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.6)	(1.7)

Senior Notes, carrying value	698.4	698.3

Bank Facility	—	—
Sierra Note	44.0	50.0
Atlantic Specialty Note	20.0	20.0
Other debt	15.0	15.0

Total debt	$777.4	$783.3

Senior Notes

        In 2003, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

Bank Facility

        In 2003, Fund American established a $300.0 million revolving credit facility (the "Bank Facility") under which both Fund American and the Company are permitted borrowers. In August 2004, Fund American restructured and resyndicated the Bank Facility to increase the availability under the revolving credit facility to $400.0 million and to extend the maturity from September 2006 to August 2009. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Company's $300.0 million mandatorily redeemable preferred stock held by Berkshire (the "Berkshire Preferred Stock"). As of March 31, 2005, the Bank Facility was undrawn.

Sierra Note

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. During the first quarter of 2005, the Sierra Note was reduced by $6.0 million as a result of adverse development on the acquired reserves and run-off of unearned premium.

Atlantic Specialty Note

        In connection with its acquisition of Atlantic Specialty Insurance Company ("Atlantic Specialty"), a subsidiary of Atlantic Mutual Insurance Company ("Atlantic Mutual") on March 31, 2004, OneBeacon

issued a $20 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2 million of principal on the notes per year, commencing with the first payment due on January 1, 2007.

Note 7. Earnings Per Share

        Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding excluding unearned restricted Common Shares which are being fully expensed over the vesting period and were anti-dilutive for all periods presented. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table outlines the Company's computation of earnings per share for the three months ended March 31, 2005 and 2004:

	Three months ended March, 31
	2005	2004
Basic earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$176.3	$86.9
Extraordinary item—excess of fair value of acquired net assets over cost	—	8.6

Net income available to common shareholders	$176.3	$95.5

Diluted earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$176.3	$86.9
Other effects on diluted earnings(1)	(1.0)	(.8)

Adjusted net income before extraordinary item available to common shareholders	$175.3	$86.1

Extraordinary item—excess of fair value of acquired net assets over cost	—	8.6

Adjusted net income available to common shareholders	$175.3	$94.7

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	10,760	9,012
Average outstanding dilutive options and Warrants	35	1,094

Diluted earnings per share denominator(2)	10,795	10,106

Basic earnings per share (in dollars):
Net income before extraordinary item	$16.38	$9.64
Extraordinary item—excess of fair value of acquired net assets over cost	—	.95

Net income	$16.38	$10.59

Diluted earnings per share (in dollars):
Net income before extraordinary item	$16.24	$8.52
Extraordinary item—excess of fair value of acquired net assets over cost	—	.84

Net income	$16.24	$9.36

(1)
The diluted earnings per share numerator for the three months ended March 31, 2005 has been adjusted to exclude $1.0 million of negative expense associated with outstanding options to acquire Common Shares (see note below). The diluted earnings per share numerator for the three months ended March 31, 2004 has been adjusted to exclude $.8 million of White Mountains' equity in earnings of unconsolidated affiliates, which is reflective of dilution in Montpelier's earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are in-the-money. As of March 31, 2004, White Mountains changed its method of accounting for its investment in Montpelier from equity accounting to fair value, therefore, this adjustment is not applicable for the 2005 period.

(2)
The diluted earnings per share denominator for the three months ended March 31, 2005 includes the dilutive effects of options to acquire 45,630 Common Shares at an average strike price of $142.14 per Common Share. The diluted earnings per share denominator for the three months ended March 31, 2004 includes the dilutive effects of average outstanding warrants to acquire 1,724,200 Common Shares at an average strike price of $173.99 per Common Share. The warrants were fully exercised on June 29, 2004, therefore, this adjustment is not applicable for the 2005 period.

Note 8. Segment Information

        White Mountains has determined that its reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among White Mountains' segments have been eliminated herein. Certain amounts in prior periods have been reclassified to conform with the current presentation. Financial information for White Mountains' segments follows:

	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
	Millions
Three months ended March 31, 2005
Earned insurance and reinsurance premiums	$545.4	$349.7	$59.9	$—	$955.0
Net investment income	87.8	31.9	2.1	52.1	173.9
Net realized investment gains (losses)	45.8	7.9	1.0	(17.6)	37.1
Other revenue	16.6	19.8	.9	22.0	59.3

Total revenues	695.6	409.3	63.9	56.5	1,225.3

Loss and LAE	338.6	239.1	40.9	.7	619.3
Insurance and reinsurance acquisition expenses	100.1	75.4	13.6	—	189.1
Other underwriting expenses	80.8	33.6	7.5	.3	122.2
General and administrative expenses	16.3	2.3	—	19.1	37.7
Accretion of fair value adjustment to loss and LAE reserves	—	3.4	—	6.5	9.9
Interest expense on debt	.3	.6	—	10.7	11.6
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.6	12.6

Total expenses	536.1	354.4	62.0	49.9	1,002.4

Pretax income	$159.5	$54.9	$1.9	$6.6	$222.9

	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
	Millions
Three months ended March 31, 2004
Earned insurance and reinsurance premiums	$591.7	$204.5	$35.7	$—	$831.9
Net investment income	51.4	11.5	.4	7.7	71.0
Net realized investment gains (losses)	67.7	3.7	.5	(10.1)	61.8
Other revenue (loss)	44.0	20.6	.2	(7.3)	57.5

Total revenues	754.8	240.3	36.8	(9.7)	1,022.2

Loss and LAE	371.3	128.2	26.3	(2.5)	523.3
Insurance and reinsurance acquisition expenses	111.4	40.9	5.3	—	157.6
Other underwriting expenses	87.4	20.0	5.2	.5	113.1
General and administrative expenses	41.9	3.2	—	36.6	81.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	10.1	10.1
Interest expense on debt	.1	.5	—	10.7	11.3
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.5	11.5

Total expenses	612.1	192.8	36.8	66.9	908.6

Pretax income (loss)	$142.7	$47.5	$—	$(76.6)	$113.6

Note 9. Share-Based Compensation

        White Mountains' share-based compensation plans, consisting primarily of performance shares with limited use of restricted Common Share awards ("Restricted Shares") and a one-time grant of incentive stock options with an escalating exercise price to acquire Common Shares ("Options"), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable upon achievement of pre-defined business goals and the cost of these awards is expensed over the service period (typically three years), based on the market value of Common Shares. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company's deferred compensation plans.

        White Mountains expenses all its share-based compensation, including its outstanding Options and Restricted Shares. White Mountains recorded compensation charges of $8.1 million and $59.4 million for outstanding performance shares during the three months ended March 31, 2005 and 2004. Compensation expense charged to earnings for Restricted Shares was $.5 million and $.3 million for the three months ended March 31, 2005 and 2004, respectively. Compensation expense (income) charged against or credited to earnings for Options was $(1.0) million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Company had 44,730 Options outstanding (8,730 of which were exercisable) with an exercise price of $142.83 per Common Share. During the three months ended March 31, 2005, 1,800 Options were exercised at an average exercise price of $141.30 per Common Share.

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

	Three Months Ended March 31,
	2005	2004
	Millions, except per share amounts
Net income, as reported	$176.3	$95.5
Add: Option (income) expense included in reported net income	(1.0)	2.8
Deduct: Option expense determined under fair value based method	—	(.1)

Net income, pro forma	$175.3	$98.2

Earnings per share:
Basic—as reported	$16.38	$10.59
Basic—pro forma	16.29	10.90
Diluted—as reported	16.24	9.36
Diluted—pro forma	16.14	9.64

Note 10. Investments in Unconsolidated Insurance Affiliates

        White Mountains' investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50% of the entity.

Symetra

        White Mountains owns 24% of the common shares of Symetra on a fully diluted basis, consisting of 2 million common shares and warrants to acquire an additional 1.1 million common shares. White Mountains accounts for its investment in Symetra's common shares using the equity method of accounting and accounts for its Symetra warrants under SFAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. The following table provides summary financial amounts recorded by White Mountains relating to its investment in Symetra:

	Common Shares	Warrants	Total
	Millions
Carrying value of investment in Symetra as of December 31, 2004	$267.7	$37.3	$305.0
Equity in earnings of Symetra(1)	6.8	—	6.8
Net unrealized losses from Symetra's equity portfolio	(.1)	—	(.1)
Net unrealized losses from Symetra's fixed maturity portfolio	(24.5)	—	(24.5)
Increase in value of warrants	—	2.1	2.1

Carrying value of investment in Symetra as of March 31, 2005	$249.9	$39.4	$289.3

(1)
Equity in earnings is net of tax of $0.

MSA

        White Mountains owns 50% of the total common shares outstanding of Main Street America ("MSA"), a stock subsidiary of National Grange Mutual, and accounts for this investment using the equity method of accounting. For the period ended March 31, 2005, White Mountains recorded $3.1 million of after tax equity in earnings and $3.4 million of after tax equity in MSA's unrealized investment losses. For the period ended March 31, 2004, White Mountains recorded $7.2 million of after tax equity in earnings and $2.1 million of after tax equity in MSA's unrealized investment gains. As of March 31, 2005 and December 31, 2004, White Mountains' investment in MSA totaled $161.3 million and $161.6 million, respectively.

Note 11. Consolidating Financial Information

        The Company has fully and unconditionally guaranteed Fund American's May 2003 issuance of the Senior Notes (see Note 6) and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American's subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains' consolidating balance sheets as of March 31, 2005 and December 31, 2004, statements of income for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. These financial statements reflect the Company's financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company's other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of March 31, 2005	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$244.4	$3,471.1	$3,691.5	$—	$7,407.0
Short-term investments, at amortized cost	7.1	696.4	366.1	—	1,069.6
Common equity securities, at fair value	—	330.8	692.3	—	1,023.1
Other investments	—	345.0	177.0	—	522.0

Total investments	251.5	4,843.3	4,926.9	—	10,021.7
Cash	—	216.2	45.1	—	261.3
Reinsurance recoverable on paid and unpaid losses	—	1,377.3	2,409.4	—	3,786.7
Insurance and reinsurance premiums receivable	—	402.7	636.6	—	1,039.3
Funds held by ceding companies	—	949.9	—	—	949.9
Securities lending collateral		216.4	430.0	—	646.4
Investment in unconsolidated insurance affiliates	39.4	249.9	161.3	—	450.6
Deferred tax asset	—	117.5	218.4	—	335.9
Deferred acquisition costs	—	101.1	210.2	—	311.3
Ceded unearned premiums	—	224.1	40.4	—	264.5
Accounts receivable on unsettled investment sales	—	35.1	84.1	—	119.2
Investment income accrued	1.9	47.9	66.3	—	116.1
Investment in consolidated subsidiaries	3,670.0	—	—	(3,670.0)	—
Other assets	25.6	90.5	411.2	—	527.3

Total assets	$3,988.4	$8,871.9	$9,639.9	$(3,670.0)	$18,830.2

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$4,280.9	$4,918.9	$—	$9,199.8
Reserves for structured contracts	—	361.6	—	—	361.6
Unearned insurance and reinsurance premiums	—	735.2	1,086.3	—	1,821.5
Debt	—	51.0	726.4	—	777.4
Securities lending payable	—	216.4	430.0	—	646.4
Deferred tax liability	—	307.7	—	—	307.7
Ceded reinsurance payable	—	126.8	106.6	—	233.4
Funds held under reinsurance treaties	—	155.1	5.1	—	160.2
Accounts payable on unsettled investment purchases	—	10.8	55.2	—	66.0
Other liabilities	75.9	435.3	615.6	—	1,126.8
Preferred stock subject to mandatory redemption	—	20.0	196.9	—	216.9

Total liabilities	75.9	6,700.8	8,141.0	—	14,917.7

Common shareholders' equity	3,912.5	2,171.1	1,498.9	(3,670.0)	3,912.5

Total liabilities and common shareholders' equity	$3,988.4	$8,871.9	$9,639.9	$(3,670.0)	$18,830.2

Consolidating Balance Sheet as of December 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$246.8	$3,457.6	$4,195.6	$—	$7,900.0
Short-term investments, at amortized cost	16.2	632.9	409.1	—	1,058.2
Common equity securities, at fair value	—	327.7	716.2	—	1,043.9
Other investments	—	367.0	160.4	—	527.4

Total investments	263.0	4,785.2	5,481.3	—	10,529.5
Cash	—	195.8	47.3	—	243.1
Reinsurance recoverable on paid and unpaid losses	—	1,388.9	2,500.5	—	3,889.4
Insurance and reinsurance premiums receivable	—	392.0	550.2	—	942.2
Funds held by ceding companies	—	943.8	—	—	943.8
Securities lending collateral		308.4	284.9	—	593.3
Investment in unconsolidated insurance affiliates	37.3	267.6	161.7	—	466.6
Deferred tax asset	—	92.4	179.1	—	271.5
Deferred acquisition costs	—	108.0	200.2	—	308.2
Ceded unearned premiums	—	182.5	41.6	—	224.1
Accounts receivable on unsettled investment sales	—	.2	19.7	—	19.9
Investment income accrued	1.6	41.3	59.5	—	102.4
Investment in consolidated subsidiaries	3,665.1	—	—	(3,665.1)	—
Other assets	12.3	87.7	381.1	—	481.1

Total assets	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Loss and LAE reserves	$—	$4,277.8	$5,120.7	$—	$9,398.5
Reserves for structured contracts	—	375.9	—	—	375.9
Unearned insurance and reinsurance premiums	—	672.6	1,066.8	—	1,739.4
Debt	—	57.0	726.3	—	783.3
Securities lending payable	—	308.4	284.9	—	593.3
Deferred tax liability	—	316.3	—	—	316.3
Ceded reinsurance payable	—	121.4	80.0	—	201.4
Funds held under reinsurance treaties	—	149.3	6.1	—	155.4
Accounts payable on unsettled investment purchases	—	11.8	19.1	—	30.9
Other liabilities	95.4	409.8	819.7	—	1,324.9
Preferred stock subject to mandatory redemption	—	19.9	192.0	—	211.9

Total liabilities	95.4	6,720.2	8,315.6	—	15,131.2

Common shareholders' equity	3,883.9	2,073.6	1,591.5	(3,665.1)	3,883.9

Total liabilities and common shareholders' equity	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

Consolidating Statement of Income Three Months Ended March 31, 2005	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$419.5	$535.5	$—	$955.0
Net investment income	1.8	77.7	94.4	—	173.9
Net realized investment gains (losses)	2.1	(11.5)	46.5	—	37.1
Other revenue	13.6	20.6	25.1	—	59.3

Total revenues	17.5	506.3	701.5	—	1,225.3

Loss and LAE	—	276.5	342.8	—	619.3
Insurance and reinsurance acquisition expenses	—	96.6	92.5	—	189.1
Other underwriting expenses	—	41.0	81.2	—	122.2
General and administrative expenses	4.4	8.4	24.9	—	37.7
Accretion of fair value adjustment to loss and LAE reserves	—	3.4	6.5	—	9.9
Interest expense on debt	—	.6	11.0	—	11.6
Interest expense—dividends and accretion on preferred stock	—	.5	12.1	—	12.6

Total expenses	4.4	427.0	571.0	—	1,002.4

Pretax income	13.1	79.3	130.5	—	222.9
Income tax provision	—	(5.8)	(50.5)	—	(56.3)
Equity in earnings of consolidated subsidiaries	163.2	—	—	(163.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	6.9	2.8	—	9.7

Net income	$176.3	$80.4	$82.8	$(163.2)	$176.3

Consolidating Statement of Income Three Months Ended March 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
	(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$19.9	$812.0	$—	$831.9
Net investment income	—	4.2	66.8	—	71.0
Net realized investment gains (losses)	—	(9.0)	70.8	—	61.8
Other revenue	—	11.5	49.3	(3.3)	57.5

Total revenues	—	26.6	998.9	(3.3)	1,022.2

Loss and LAE	—	12.6	510.7	—	523.3
Insurance and reinsurance acquisition expenses	—	4.8	156.1	(3.3)	157.6
Other underwriting expenses	—	.2	112.9	—	113.1
General and administrative expenses	15.4	3.3	63.0	—	81.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	10.1	—	10.1
Interest expense on debt	—	.1	11.2	—	11.3
Interest expense—dividends and accretion on preferred stock	—	.5	11.0	—	11.5

Total expenses	15.4	21.5	875.0	(3.3)	908.6

Pretax income (loss)	(15.4)	5.1	123.9	—	113.6
Income tax benefit (provision)	—	1.2	(46.1)	—	(44.9)
Equity in earnings of consolidated subsidiaries	110.9	577.9	—	(688.8)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	18.2	—	18.2
Excess of fair value of acquired net assets over cost	—	—	8.6	—	8.6

Net income	$95.5	$584.2	$104.6	$(688.8)	$95.5

Consolidating Statement of Cash Flows Three Months Ended March 31, 2005	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$13.1	$80.4	$82.8	$176.3
Charges (credits) to reconcile net income to cash flows from operations:
Net realized investment (gains) losses	(2.1)	11.5	(46.5)	(37.1)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	8.2	91.1	99.3
Net change in unearned insurance and reinsurance premiums	—	70.6	19.5	90.1
Net change in ceded reinsurance payable	—	7.4	26.6	34.0
Net change in deferred acquisition costs	—	9.7	(10.0)	(.3)
Net change in ceded unearned premiums	—	(43.9)	1.2	(42.7)
Net change in insurance and reinsurance premiums receivable	—	(.6)	(86.4)	(87.0)
Net change in loss and loss adjustment expense reserves	—	9.2	(201.8)	(192.6)
Net change in other assets and liabilities	(34.0)	(62.4)	(184.0)	(280.4)

Net cash flows (used for) provided from operations	(23.0)	90.1	(307.5)	(240.4)

Cash flows from investing activities:
Net change in short-term investments	9.2	(45.4)	43.0	6.8
Sales of fixed maturity investments	—	523.4	916.5	1,439.9
Maturities of fixed maturity investments	—	339.1	43.7	382.8
Sales of common equity securities and other investments	—	107.6	152.5	260.1
Net change in unsettled investment purchases and sales	—	(35.9)	(28.2)	(64.1)
Purchases of common equity securities and other investments	—	(107.3)	(132.3)	(239.6)
Purchases of fixed maturity investments	—	(937.8)	(551.0)	(1,488.8)
Net acquisitions of property and equipment	—	(2.2)	1.4	(.8)

Net cash flows provided from (used for) investing activities	9.2	(158.5)	445.6	296.3

Cash flows from financing activities:
Intercompany dividends and distributions	35.0	98.2	(133.2)	—
Cash dividends paid to common shareholders	(21.5)	—	—	(21.5)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	.3	—	—	.3

Net cash (used for) provided from financing activities	13.8	97.7	(140.3)	(28.8)

Effect of exchange rate changes on cash	—	(8.9)	—	(8.9)

Net increase (decrease) in cash during period	—	20.4	(2.2)	18.2
Cash balances at beginning of period	—	195.8	47.3	243.1

Cash balances at end of period	$—	$216.2	$45.1	$261.3

Consolidating Statement of Cash Flows Three Months Ended March 31, 2004	The Company	Other Entities	Fund American	Total
	(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(15.4)	$6.3	$104.6	$95.5
Charges (credits) to reconcile net income to cash flows from operations:
Excess of fair value of acquired net assets over cost—Sierra Group	—	—	(8.6)	(8.6)
Net realized investment (gains) losses	—	9.0	(70.8)	(61.8)
Other operating items:
Net change in reinsurance recoverables on paid and unpaid losses	—	.5	86.1	86.6
Net change in unearned insurance and reinsurance premiums	—	2.6	120.4	123.0
Net change in ceded reinsurance payable	—	—	18.7	18.7
Net change in deferred acquisition costs	—	—	(30.0)	(30.0)
Net change in ceded unearned premiums	—	(1.4)	(11.6)	(13.0)
Net change in insurance and reinsurance premiums receivable	—	2.0	(119.8)	(117.8)
Net change in loss and loss adjustment expense reserves	—	(3.4)	(122.5)	(125.9)
Net change in other assets and liabilities	11.9	17.7	(113.7)	(84.1)

Net cash flows (used for) provided from operations	(3.5)	33.3	(147.2)	(117.4)

Cash flows from investing activities:
Net change in short-term investments	(11.0)	288.0	292.6	569.6
Sales of fixed maturity investments	—	4.5	1,236.2	1,240.7
Maturities of fixed maturity investments	—	—	198.6	198.6
Sales of common equity securities and other investments	—	—	81.5	81.5
Net change in unsettled investment purchases and sales	—	(302.0)	(2.9)	(304.9)
Purchases of common equity securities and other investments	—	(44.1)	(89.5)	(133.6)
Purchases of fixed maturity investments	—	—	(1,656.7)	(1,656.7)
Sale of Montpelier common shares	—	—	155.3	155.3
Sales of consolidated affiliates	—	—	22.1	22.1
Purchases of consolidated affiliates	—	—	(23.5)	(23.5)
Net acquisitions of property and equipment	—	—	(1.0)	(1.0)

Net cash flows provided from (used for) investing activities	(11.0)	(53.6)	212.7	148.1

Cash flows from financing activities:
Intercompany dividends and distributions	10.0	26.8	(36.8)	—
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of Common Shares	13.3	—	—	13.3

Net cash (used for) provided from financing activities	14.2	26.3	(43.9)	(3.4)

Net increase (decrease) in cash during period	(.3)	6.0	21.6	27.3
Cash balances at beginning of period	.3	27.1	62.5	89.9

Cash balances at end of period	$—	$33.1	$84.1	$117.2

Note 12. Retirement and Postretirement Plans

        The components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004
	Millions
Service cost	$.3	$.3	$—	$—
Interest cost	7.1	6.7	.7	1.0
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service cost (benefit)	—	—	(1.0)	(1.0)
Amortization of unrecognized loss	—	—	—	.2

Net periodic pension cost before settlements, curtailments and special termination benefits	(.2)	(.6)	(.3)	.2
Special termination benefits expense(1)	1.1	.7	—	—

Net periodic benefit cost (income)	$.9	$.1	$(.3)	$.2

(1)
Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

        At December 31, 2004, OneBeacon expected to contribute $4.2 million to its pension plans and $6.9 million to its other postretirement plans during 2005. As of March 31, 2005, $1.0 million and $1.7 million were contributed to the pensions plans and other postretirement plans. OneBeacon anticipates contributing an additional $3.2 million and $5.2 million to the pension plans and other postretirement plans for the remainder of 2005. The majority of OneBeacon's expected pension contributions in 2005 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

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

        The following discussion also includes two non-GAAP financial measures, adjusted comprehensive net income and fully converted tangible book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 34). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Overview

        White Mountains ended the first quarter of 2005 with a fully converted tangible book value per common and equivalent share of $348, up 13% over the last twelve months and up 2% since December 31, 2004, including dividends. Adjusted comprehensive net income for the quarter was $75 million compared to $194 million in the first quarter of the prior year. The decline was mainly due to $77 million of after-tax unrealized losses in the investment portfolio (which excludes $24 million of net unrealized losses from Symetra's fixed maturity portfolio), compared to after-tax unrealized gains of $99 million in the first quarter of 2004. Additionally, the dollar strengthened in the quarter, which resulted in $25 million of after-tax unrealized currency losses, and European storm Erwin caused $24 million of after tax losses, net of reinsurance. Net income rose 85% to $176 million driven by $74 million in pre-tax investment income ($56 million after tax) from a special dividend paid by Montpelier.

Fully Converted Tangible Book Value Per Common and Equivalent Share

        The following table presents the Company's tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Book value per share numerators (in millions):
Common shareholders' equity	$3,912.5	$3,883.9	$3,180.6
Proceeds from assumed exercise of outstanding warrants	—	—	300.0
Benefits to be received from share obligations under employee benefit plans	6.5	6.7	8.6
Remaining accretion of subsidiary preferred stock to face value	(103.1)	(108.1)	(121.5)

Book value per share numerator	3,815.9	3,782.5	3,367.7
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(32.1)	(56.6)	—
Unamortized goodwill of consolidated limited partnerships	(19.8)	(20.0)	(20.1)

Fully converted tangible book value per common and equivalent share numerator	$3,764.0	$3,705.9	$3,347.6

Book value per share denominators (in millions):
Common Shares outstanding	10,774.6	10,772.8	9,045.5
Common Shares issuable upon exercise of outstanding warrants	—	—	1,724.2
Share obligations under employee benefit plans	44.7	46.5	50.0

Fully converted tangible book value per common and equivalent share denominator	10,819.3	10,819.3	10,819.7

Book value per common and equivalent share	$352.69	$349.60	$311.25
Fully converted tangible book value per common and equivalent share	347.89	342.52	309.39

Review of Consolidated Results

        White Mountains' consolidated financial results for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross written premiums	$1,254.2	$1,109.0

Net written premiums	$1,016.7	$939.2

Revenues
Earned insurance and reinsurance premiums	$955.0	$831.9
Net investment income	173.9	71.0
Net realized investment gains	37.1	61.8
Other revenue	59.3	57.5

Total revenues	1,225.3	1,022.2

Expenses
Losses and LAE	619.3	523.3
Insurance and reinsurance acquisition expenses	189.1	157.6
Other underwriting expenses	122.2	113.1
General and administrative expenses	37.7	81.7
Accretion of fair value adjustment to loss and LAE reserves	9.9	10.1
Interest expense—debt	11.6	11.3
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	12.6	11.5

Total expenses	1,002.4	908.6

Pretax income	$222.9	$113.6
Income tax provision	(56.3)	(44.9)
Equity in earnings of unconsolidated affiliates	9.7	18.2

Net income before extraordinary items	$176.3	$86.9
Excess of fair value of acquired net assets over cost—Sierra Group	—	8.6

Net income	$176.3	$95.5
Other comprehensive (loss) income	(126.0)	98.6

Comprehensive net income	$50.3	$194.1
Add back: Net unrealized losses from Symetra's fixed maturity portfolio	24.5	—

Adjusted comprehensive net income	$74.8	$194.1

        White Mountains' total revenues increased by 20% in the first quarter of 2005 compared to 2004. Growth in revenues was driven by the 15% increase in earned premiums due to the Sirius Acquisition and OneBeacon's renewal rights agreement for Atlantic Mutual's segmented commercial insurance business, both of which took effect during the second quarter of 2004. Net investment income grew 144% in the first quarter of 2005 primarily due to a $74 million special dividend from Montpelier and from the income earned on the additional invested assets acquired in the Sirius Acquisition.

        White Mountains' total expenses grew 10% in the first quarter of 2005 as loss and LAE, insurance acquisition and underwriting expenses increased due to the Sirius Acquisition and Atlantic Mutual transactions. General and administrative costs were down 54% in the first quarter of 2005, primarily due to a decrease in incentive compensation accruals. White Mountains expenses the full cost of all its incentive compensation programs.

        The income tax provision related to pretax earnings for the first quarters of 2005 and 2004 represented effective tax rates of 25% and 40%, respectively. White Mountains' effective tax rate for the first quarter of 2005 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

        White Mountains' net written premiums increased by 8% in the first quarter of 2005 compared to 2004, as a $216 million increase from the Sirius Acquisition was partially off set by a $135 million decrease reflecting the one-time assumption of unearned premiums from the Atlantic Mutual transaction in the first quarter of 2004.

I. Summary of Operations By Segment

        White Mountains conducts its operations through four segments: (i) OneBeacon, (ii) White Mountains Re, (iii) Esurance and (iv) Other Operations. White Mountains manages all of its investments through its wholly owned subsidiary, White Mountains Advisors LLC ("WM Advisors"), therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment. White Mountains' segment information is presented in Note 8 to the Consolidated Financial Statements.

OneBeacon

        Financial results for OneBeacon for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross written premiums	$561.4	$705.2

Net written premiums	$519.8	$690.9

Earned insurance and reinsurance premiums	$545.4	$591.7
Net investment income	87.8	51.4
Net realized investment gains	45.8	67.7
Other revenue	16.6	44.0

Total revenues	695.6	754.8

Losses and LAE	338.6	371.3
Insurance and reinsurance acquisition expenses	100.1	111.4
Other underwriting expenses	80.8	87.4
General and administrative expenses	16.3	41.9
Interest expense on debt	.3	.1

Total expenses	536.1	612.1

Pretax earnings	$159.5	$142.7

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing operations and in total for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	54%	29%	83%	$216.7	$203.5
Personal	63	32	95	155.2	170.5
Commercial	57	43	100	136.2	158.8

Total(1)	62%	33%	95%	$519.8	$545.4

	Three Months Ended March 31, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	48%	30%	78%	$213.3	$210.8
Personal	65	32	97	160.3	169.2
Commercial	62	39	101	316.5	179.4

Total(1)	63%	33%	96%	$690.9	$591.7

(1)
Includes results from reciprocals (in the 2005 quarter) and run-off operations (in both periods). Results from reciprocals are net of business assumed by OneBeacon, which is reported in Personal Lines.

        OneBeacon's pretax income for the first quarter of 2005 was $160 million compared to $143 million for the first quarter of 2004 and its GAAP combined ratio was 95% for the 2005 period, compared to 96% for the 2004 period. Net written premiums for the first quarter of 2005 were $520 million, a decrease of 25% from 2004. The first three months of 2004 included $203 million in net written premiums related to renewal rights to the segmented commercial book of Atlantic Mutual, $135 million of which was non-recurring premium from the addition of unearned premiums transferred at closing.

        OneBeacon's total revenues for the first quarter of 2005 decreased by 8% compared to the first quarter of 2004, due principally to a decrease in earned premiums resulting from the impact of an agreement that OneBeacon entered into in late 2004 to sell the renewal rights to most of its New York commercial lines business (other than Atlantic Mutual business) to Tower Insurance Group. The first quarter of 2004 also included the remaining earned premium on business resulting from the renewal rights agreement with Liberty Mutual which expired in late 2003. Partially offsetting the decrease in total revenues, net investment income for the first quarter of 2005 increased 71% to $88 million compared to the first quarter of 2004, resulting primarily from a $35 million dividend from Montpelier in the 2005 period.

        OneBeacon's total expenses for the first quarter of 2005 decreased 12% compared to the first quarter of 2004, primarily due to lower incurred loss and loss adjustment expenses resulting from changes in the mix of business and re-underwriting efforts to shift away from unprofitable business to shorter-tail, segmented personal and commercial lines of business. The decrease in total expenses from 2004 was partially offset by an $8 million release in the first quarter of 2004 of the New York assigned risk liability due to the shrinking of the New York assigned risk pool.

        Other revenue and general and administrative expenses for the three months ended March 31, 2005 decreased significantly compared to the first quarter of 2004, mainly due to a decrease in revenues and related expenses of two private equity funds managed by Tuckerman Capital, a group of private equity funds that are consolidated as a result of White Mountains' significant investment in the funds.

        Specialty Lines.    The specialty lines combined ratio for the first quarter of 2005 was 83%, compared to 78% in the first quarter of 2004. The current period ratio was higher primarily due to approximately $13 million in favorable prior accident year development, primarily at AutoOne Insurance, in the first quarter of 2004, compared to approximately $4 million of favorable prior accident year development in the first quarter of 2005 at agricultural, International Marine Underwriters and National Farmers Union Property and Casualty Company. Written premiums for specialty lines were consistent for the three month period ended March 31, 2005 compared to the same period in the prior year.

        Personal Lines.    The combined ratio for personal lines for the first quarter of 2005 was 95%, a 2 point improvement from 97% in the first quarter of 2004, mainly due to an improved loss ratio resulting from favorable catastrophe and large loss activity compared to the same period in the prior year. Premiums in this line decreased 3% in the first quarter of 2005 to $155 million, compared to $160 million in the prior year period, mainly due to a shortfall in new business production in the northeast region. During the first quarter of 2005, personal lines written premiums included $7 million assumed from New Jersey Skylands Insurance Association through a quota-share reinsurance agreement.

        Commercial Lines.    The combined ratio for commercial lines was 100% for the first quarter of 2005, consistent with a 101% combined ratio in the first quarter of 2004. Written premiums for commercial lines decreased 57% for the first quarter of 2005 when compared to the same period in the prior year reflecting the one-time assumption of Atlantic Mutual premiums in the first quarter of 2004. The continued change in our mix of business to shorter-tail business along with the sale of our non-Atlantic Mutual, New York commercial lines business has contributed to a 5 point improvement in the loss ratio for the first quarter of 2005. This is offset, however by an increased expense ratio due to the lower premium base.

White Mountains Re

        Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross written premiums	$614.7	$358.9

Net written premiums	$419.4	$203.4

Earned insurance and reinsurance premiums	$349.7	$204.5
Net investment income	31.9	11.5
Net realized investment gains	7.9	3.7
Other revenue	19.8	20.6

Total revenues	409.3	240.3

Losses and LAE	239.1	128.2
Insurance and reinsurance acquisition expenses	75.4	40.9
Other underwriting expenses	33.6	20.0
General and administrative expenses	2.3	3.2
Accretion of fair value adjustment to loss and LAE reserves	3.4	—
Interest expense on debt	.6	.5

Total expenses	354.4	192.8

Pretax earnings	$54.9	$47.5

GAAP ratios:
Loss and LAE	68%	63%
Expense	31%	30%

Total Combined	99%	93%

        White Mountains Re recorded a GAAP combined ratio of 99% and pre-tax income of $55 million for the first quarter of 2005, compared to 93% and $48 million for the first quarter of 2004. During the first quarter of 2005, White Mountains Re recorded approximately $33 million in pretax losses, net of reinsurance (contributing approximately 9 points to the combined ratio), attributable to European storm Erwin, which affected northern Europe, particularly Scandinavia where Sirius International is a major reinsurer. There was no significant property catastrophe activity in the first quarter last year. Earnings from business segments not impacted by European storm Erwin have partially offset the impact of this first quarter catastrophe. Total revenues and total expenses were both up substantially in the first quarter of 2005 compared to the same period in 2004 due to the Sirius Acquisition.

        White Mountains Re's gross written premiums increased by $256 million, or 71% from the first quarter of 2004 to 2005 and net written premiums increased $216 million, which is greater than a 100% increase over the comparable prior period. The increase is due mainly to the acquisition of Sirius, which closed in the second quarter of 2004. For the first quarter of 2005, Sirius contributed $292 million of gross premiums written and $216 million of net premiums written, respectively. Partially offsetting the increases resulting from this acquisition was the non-renewal of several large treaties at Folksamerica whose pricing or other terms did not meet White Mountains Re's underwriting guidelines.

        White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission on net underwriting profits on referred business. The additional capacity provided by the quota share relationship with Olympus supports White Mountains Re's ability to offer significant reinsurance capacity to ceding companies. White Mountains Re recognized net fee income of $19 million from Olympus in the first quarter of 2005 as compared to $17 million for the comparable period in the prior year. The increase in fee income is due primarily to Sirius International's quota share reinsurance with Olympus, which began in the second quarter of 2004.

        In April 2005, Sirius received a notice of hearing from the Office of Insurance Regulation of the State of Florida concerning an allegation that Sirius sold insurance policies in the state without proper licensing. Sirius does not believe that it has engaged in improper conduct and will cooperate with the Office's inquiries.

Esurance

        Esurance's financial results and GAAP combined ratios for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross written premiums	$78.1	$44.9

Net written premiums	$77.5	$44.9

Earned insurance and reinsurance premiums	$59.9	$35.7
Net investment income	2.1	.4
Net realized investment gains	1.0	.5
Other revenue	.9	.2

Total revenues	63.9	36.8

Losses and LAE	40.9	26.3
Insurance and reinsurance acquisition expenses	13.6	5.3
Other underwriting expenses	7.5	5.2

Total expenses	62.0	36.8

Pretax earnings	$1.9	$—

GAAP ratios:
Loss and LAE	68%	74%
Expense	36%	30%

Total Combined	104%	104%

        Esurance achieved pretax income of $2 million in the first quarter of 2005, compared to break-even results in the first quarter of the prior year. Net written premiums for the first quarter of 2005 were $78 million, an increase of 73% from $45 million in the first quarter of 2004. As of March 31, 2005, Esurance's in-force policy count was 143,992 policies, a 70% increase over March 31, 2004. Significant growth in premium volume and policies resulted from Esurance's expansion of its offline marketing efforts, including radio, television, and direct mail, complementing its existing online marketing and online agency channels.

        Esurance's combined ratio of 104% for the three months ended March 31, 2005 was consistent with the prior year quarter. Esurance's loss ratio improved from 74% to 68%. This improvement was driven by favorable results from Esurance's proprietary auto insurance program and solid claims performance from its in-house claims operation, as well as 3 points of favorable development on loss reserves. Esurance's expense ratio increased from 30% to 36%, due to a significant increase in advertising spending to take advantage of current growth opportunities in the online auto insurance market.

Other Operations

        Other Operations consists of the operations of the Company and the Company's intermediate subsidiary holding companies and the International American Group, as well as White Mountains' investments in Montpelier and Symetra warrants. A summary of White Mountains' financial results from its Other Operations segment for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	Millions
Gross written premiums	$—	$—

Net written premiums	$—	$—

Earned insurance and reinsurance premiums	$—	$—
Net investment income	52.1	7.7
Net realized investment losses	(17.6)	(10.1)
Other revenue (losses)	22.0	(7.3)

Total revenues (losses)	56.5	(9.7)

Losses and LAE	.7	(2.5)
Other underwriting expenses	.3	.5
General and administrative expenses	19.1	36.6
Accretion of fair value adjustment to loss and LAE reserves	6.5	10.1
Interest expense on debt	10.7	10.7
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	12.6	11.5

Total expenses	49.9	66.9

Pretax earnings (loss)	$6.6	$(76.6)

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

        White Mountains' Other Operations segment reported pre-tax income of $7 million for the first quarter of 2005, compared to a pre-tax loss of $77 million for the first quarter of 2004. The improvement was principally due to: (i) the aforementioned special dividend from Montpelier in the 2005 quarter, $39 million of which was reported in this segment; (ii) a $14 million realized loss recorded in the 2004 quarter from the impact currency fluctuations had on hedging the cost of funding for the Sirius acquisition; (iii) a $14 million gain recorded in other revenues in the 2005 quarter from the settlement of a lawsuit in which White Mountains was a plaintiff; and (iv) a lower accrual for incentive compensation in the first quarter of 2005, compared to the 2004 quarter.

II. Summary of Investment Results

Investment Philosophy

        White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains' investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' investment portfolio mix as of March 31, 2005 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as some equity investments and limited partnerships. White Mountains' management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time when balanced with leverage and insurance risk considerations. White Mountains seeks to maximize after tax risk-adjusted returns over the long term.

Investment Returns

        The GAAP total return on invested assets for the first quarter of 2005 was 0.4%. Net investment income more than doubled to $174 million, reflecting the impact of the Montpelier special dividend and additional investment assets acquired in the Sirius transaction. The increase in the general level of interest rates experienced during the first quarter, which caused the prices of bonds to fall, held down White Mountains' overall investment results. However, White Mountains' equity portfolio outperformed the Standard & Poor's 500 Index and the duration and creditworthiness of its fixed income portfolio helped to mitigate the effects of rising interest rates.

Montpelier investment

        The following table details the book value effect of White Mountains' total investment in Montpelier for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	Millions
Net investment income, pretax	$79.0	$4.3
Net realized investment gains (losses), pretax	(20.4)	39.0

Total revenues, pretax	58.6	43.3
Taxes on net investment income and net realized investment gains (losses)	(16.1)	(12.8)

Total revenues, after tax	42.5	30.5
Change in net unrealized investment gains, after tax	(13.1)	31.7
Equity in earnings of Montpelier, after tax	—	11.0

Net after tax change in book value from Montpelier investment	$29.4	$73.2

        During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pretax dividend income of $74.1 million in the quarter for this special dividend, in addition to $4.9 million in dividend income from Montpelier's normal quarterly dividend. The special dividend resulted in a decrease in Montpelier's stock price, which reduced the value of White Mountains' investment in Montpelier's common shares and warrants. As a result, White Mountains recorded investment losses of $20.4 million related to its Montpelier warrants and a $13.1 million decrease in after tax unrealized gains related to its common share investment for the three months ended March 31, 2005.

        During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a pretax realized gain of $35.2 million, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after tax unrealized gains.

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

        Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra's fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked-to-market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra's intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 27.

        Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire Common Shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra's fixed maturity portfolio. The reconciliation of fully converted tangible book value per share to book value per share is included on page 26.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        Holding company level.    The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are interest payments on the Senior Notes, dividend payments on Common Shares and on mandatorily redeemable preferred stock, purchases of investments and holding company operating expenses.

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

        During the first quarter of 2005, OneBeacon paid a dividend of $230 million to Fund American.

White Mountains Re:

        Based on December 31, 2004 statutory surplus of $917 million, Folksamerica Re would have the ability to pay approximately $92 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2004, Folksamerica Re had $17 million of earned surplus, therefore it can pay dividends of $17 million plus additional earned surplus reported during 2005, subject to the $92 million limitation discussed above.

        During the first quarter of 2005, Folksamerica Re paid $8 million of cash dividends to its immediate parent. Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below). Currently, Sirius International has no unrestricted statutory surplus.

        As of December 31, 2004, WMU had $3 million of cash and investments available for distribution during 2005. In addition, WMU has the ability to distribute its 2005 earnings without restriction.

        During the first quarter of 2005, WMU paid $15 million of cash dividends to its immediate parent.

        As of December 31, 2004, White Mountains Re had approximately $97 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2005.

        During the first quarter of 2005, White Mountains Re distributed $83 million of cash and investments from various holding companies to its immediate parent.

Safety Reserve

        In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pretax earnings, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, an amount equal to Sirius International's safety reserve of $1.0 billion at March 31, 2005, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as equity under GAAP and as restricted surplus under local statutory requirements. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

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

        One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains' consolidated insurance float position as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	($ in millions)
Total investments	$10,021.7		$10,529.5
Cash	261.3		243.1
Investment in unconsolidated insurance affiliates	450.6		466.6
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(32.1)		(56.6)
Accounts receivable on unsettled investment sales	119.2		19.9
Accounts payable on unsettled investment purchases	(66.0)		(30.9)
Interest-bearing funds held by ceding companies(1)	512.1		516.9
Interest-bearing funds held under reinsurance treaties(2)	(97.8)		(105.1)

Net investment assets	$11,169.0		$11,583.4

Total common shareholders' equity	$3,912.5		$3,883.9
Debt	777.4		783.3
Preferred stock subject to mandatory redemption	216.9		211.9
Unamortized goodwill of consolidated limited partnerships	(19.8)		(20.0)
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(32.1)		(56.6)

Total tangible capital	$4,854.9		$4,802.5

Insurance float	$6,314.1		$6,780.9

Insurance float as a multiple of total tangible capital	1.3	x	1.4	x
Net investment assets as a multiple of total tangible capital	2.3	x	2.4	x
Insurance float as a multiple of common shareholders' equity	1.6	x	1.7	x
Net investment assets as a multiple of common shareholders' equity	2.9	x	3.0	x

(1)
Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(2)
Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

        White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. This is due to the fact that White Mountains' cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims. The decrease in White Mountains' insurance float position from December 31, 2004 to March 31, 2005 was principally due to the continued run-off of OneBeacon's reserves, as described below, and incentive compensation payments made during the quarter.

        In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon's re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon's float is expected to continue to shrink during 2005 as older, long-tailed loss reserves are paid and are not replaced with the same level of current exposures and premium as those written in the past.

        It is White Mountains' intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

        The following table summarizes White Mountains' capital structure as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	$ in millions
Senior Notes, carrying value	$698.4	$698.3
Bank Facility	—	—
Other debt of operating subsidiaries(1)	79.0	85.0

Total debt	777.4	783.3
Preferred stock subject to mandatory redemption	216.9	211.9
Total common shareholders' equity	3,912.5	3,883.9
Unamortized goodwill of consolidated limited partnerships	(19.8)	(20.0)
Equity in net unrealized gains from Symetra's fixed maturity portfolio	(32.1)	(56.6)

Total tangible capital	$4,854.9	$4,802.5

Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	16%	16%
Total debt and preferred stock to total tangible capital	20%	21%

(1)
See Note 6—Debt of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. In 2003, White Mountains enhanced its access to the capital markets by having a shelf registration declared effective by the SEC for offerings of up to $2.0 billion in debt and/or equity securities.

        Fund American's Senior Notes are currently rated "Baa2" (Adequate, the 9th highest of 21 ratings) with a stable outlook by Moody's Investor Services and "BBB-" (Adequate, the 10th highest of 24 ratings) with a positive outlook by Standard & Poor's and "BBB" (Good, the 9th highest of 24 ratings) with a stable outlook by Fitch Ratings. It is possible that, in the future, one or more of the rating agencies may lower White Mountains' existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted. In addition, White Mountains' insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

        The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere. At March 31, 2005, White Mountains was in compliance with all of the covenants under the Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

        Fund American has a $400 million revolving credit facility (the "Bank Facility"), under which both Fund American and the Company are permitted borrowers. As of March 31, 2005, the Bank Facility, which matures in August 2009, was undrawn. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. The Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2005, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

        Detailed information concerning White Mountains' liquidity and capital resource activities during the three months ended March 31, 2005 and 2004 follows:

For the three months ended March 31, 2005

Financing and Other Capital Activities

        During the first quarter of 2005, White Mountains declared and paid dividends of $22 million, $7 million and $0.5 million to holders of Common Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During the three months ended March 31, 2005, OneBeacon declared and paid a dividend of $230 million to Fund American. Also during the three months ended March 31, 2005, White Mountains Re paid $83 million of dividends to its immediate parent.

Acquisitions and Dispositions

        On April 29, 2005, OneBeacon purchased a 284,000 square foot office facility located in Canton, MA for $23 million.

Other Liquidity and Capital Resource Activities

        During the first quarter of 2005, White Mountains made payments totaling $235 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 212,611 performance shares at payout levels ranging from 135% to 180% of target.

        During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common stock and warrant investment in Montpelier. This dividend represented $5.50 per share and was in addition to Montpelier's normal quarterly dividend of $.36 per share.

For the three months ended March 31, 2004

Financing and Other Capital Activities

        During the first quarter of 2004, White Mountains declared and paid dividends of $9 million, $7 million and $0.5 million to holders of Common Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During the three months ended March 31, 2004, OneBeacon declared and paid a total of $40 million in cash dividends to Fund American. Also during the three months ended March 31, 2004, WMU paid a total of $45 million of dividends to its immediate parent.

Acquisitions and Dispositions

        On March 31, 2004, Folksamerica completed the acquisition of the Sierra Group from Sierra Health Services, Inc. Folksamerica paid $76 million for the Sierra Group, which included $14 million in cash and a $62 million purchase note.

        On March 31, 2004, OneBeacon acquired Atlantic Specialty, a subsidiary of Atlantic Mutual, and the renewal rights to Atlantic Mutual's segmented commercial insurance business. In connection with this transaction, OneBeacon paid $30 million in cash and issued a $20 million note to the seller.

Other Liquidity and Capital Resource Activities

        During the three months ended March 31, 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon's employee stock ownership plan. OneBeacon paid $13 million to the Company in consideration for these Common Shares.

        During the first quarter of 2004, White Mountains made payments amounting to $127 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 168,329 performance shares at payout levels ranging from 93% to 200% of target.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Refer to the Company's 2004 Annual Report on Form 10-K for a complete discussion regarding White Mountains' critical accounting policies and estimates.

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

  •
  growth in book value per common share or return on equity;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the Company's 2004 Annual Report on Form 10-K, and in particular Item 7A.—"Quantitative and Qualitative Disclosures About Market Risk".

Item 4. Controls and Procedures

        The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO have concluded that White Mountains' disclosure controls and procedures are adequate and effective.

        There were no significant changes with respect to the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2005.

Part II. OTHER INFORMATION

Items 1 through 6'>Item 1. Legal Proceedings

        Refer to the Company's 2004 Annual Report on Form 10-K, and in particular Item 3—"Legal Proceedings" for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company's current assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

  (a)
  Exhibits

11—	Statement Re Computation of Per Share Earnings*
31.1—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
31.2—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
32.1—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD. (Registrant)
Date: April 29, 2005	By:	/s/ J, BRIAN PALMER
J. Brian Palmer Chief Accounting Officer