Form 10-Q
period 2005-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2005-07-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

(603) 640-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☒      No   ☐

As of July 29, 2005, 10,774,723 common shares with a par value of $1.00 per share (“Common Shares”) were outstanding (which includes 14,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(dollars in millions, except share amounts)	2005	2004
Assets
Fixed maturity investments, at fair value (amortized cost: $7,621.6 and $7,684.1)	$7,760.4	$7,900.0
Common equity securities, at fair value (cost: $794.8 and $775.9)	1,024.4	1,043.9
Short-term investments, at amortized cost (which approximates fair value)	773.1	1,058.2
Other investments (cost: $451.0 and $442.7)	533.3	527.4
Total investments	10,091.2	10,529.5
Cash	204.0	243.1
Reinsurance recoverable on unpaid losses	2,325.7	2,036.2
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	2,077.8	1,761.2
Reinsurance recoverable on paid losses	116.3	92.0
Insurance and reinsurance premiums receivable	981.9	942.2
Funds held by ceding companies	735.3	943.8
Securities lending collateral	564.6	593.3
Investments in unconsolidated insurance affiliates	531.2	466.6
Deferred tax asset	310.9	271.5
Deferred acquisition costs	313.0	308.2
Ceded unearned premiums	241.9	224.1
Accounts receivable on unsettled investment sales	19.5	19.9
Investment income accrued	96.6	102.4
Other assets	574.8	481.1
Total assets	$19,184.7	$19,015.1
Liabilities
Loss and loss adjustment expense reserves	$9,535.8	$9,398.5
Reserves for structured contracts	278.2	375.9
Unearned insurance and reinsurance premiums	1,759.0	1,739.4
Debt	777.6	783.3
Securities lending payable	564.6	593.3
Deferred tax liability	281.3	316.3
Ceded reinsurance payable	202.6	201.4
Funds held under reinsurance treaties	170.4	155.4
Accounts payable on unsettled investment purchases	95.7	30.9
Other liabilities	1,205.5	1,324.9
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	202.2	191.9
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	15,092.9	15,131.2
Common shareholders’ equity
Common Shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,774,273 and 10,772,789 shares	10.8	10.8
Paid-in surplus	1,719.5	1,719.2
Retained earnings	1,975.9	1,695.9
Accumulated other comprehensive income, after tax:
Net unrealized gains on investments	411.2	416.1
Net unrealized foreign currency translation gains	(20.1)	48.5
Minimum pension liability	(2.4)	(2.4)
Unearned compensation - restricted Common Share awards	(3.1)	(4.2)
Total common shareholders’ equity	4,091.8	3,883.9
Total liabilities and common shareholders’ equity	$19,184.7	$19,015.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts)	2005	2004	2005	2004
Revenues:
Earned insurance and reinsurance premiums	$943.4	$997.2	$1,898.4	$1,829.1
Net investment income	104.6	93.2	278.5	164.2
Net realized investment gains (losses)	63.3	(5.6)	100.4	56.2
Other revenue	59.6	34.3	118.9	91.8
Total revenues	1,170.9	1,119.1	2,396.2	2,141.3
Expenses:
Loss and loss adjustment expenses	570.2	623.4	1,189.5	1,146.7
Insurance and reinsurance acquisition expenses	184.1	184.0	373.2	341.6
Other underwriting expenses	128.3	136.1	250.5	249.2
General and administrative expenses	61.5	42.3	99.2	124.0
Accretion of fair value adjustment to loss and loss adjustment expense reserves	9.1	12.8	19.0	22.9
Interest expense on debt	11.7	12.1	23.3	23.4
Interest expense - dividends on preferred stock subject to mandatory redemption	7.5	7.6	15.1	15.2
Interest expense - accretion on preferred stock subject to mandatory redemption	5.4	4.2	10.4	8.1
Total expenses	977.8	1,022.5	1,980.2	1,931.1

Pretax income	193.1	96.6	416.0	210.2
Income tax provision	(55.4)	(44.4)	(111.7)	(89.3)

Net income before equity in earnings of unconsolidated affiliates and extraordinary items	137.7	52.2	304.3	120.9
Equity in earnings (losses) of unconsolidated insurance affiliates	9.1	4.9	18.8	23.1
Net income before extraordinary item	146.8	57.1	323.1	144.0
Excess of fair value of acquired net assets over cost	—	111.4	—	120.0

Net income	146.8	168.5	323.1	264.0
Change in net unrealized gains and losses for investments held	128.6	(135.2)	67.2	(10.3)
Change in foreign currency translation	(44.0)	8.8	(68.6)	8.7
Recognition of net unrealized gains and losses for investments sold	(32.1)	(3.7)	(72.1)	(29.9)
Comprehensive net income	$199.3	$38.4	$249.6	$232.5

Basic earnings per share:
Net income before extraordinary item	$13.64	$6.30	$30.03	$15.93
Net income	13.64	18.59	30.03	29.20

Diluted earnings per share:
Net income before extraordinary item	$13.64	$5.56	$29.94	$14.11
Net income	13.64	16.45	29.94	25.93

Dividends declared and paid per Common Share	$2.00	$—	$4.00	$1.00

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 27 for a discussion of Adjusted Comprehensive Net Income.

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

(millions)	Common shareholders’ equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

Net income	323.1	—	323.1	—	—
Other comprehensive income, after tax	(73.5)	—	—	(73.5)	—
Dividends declared on Common Shares	(43.1)	—	(43.1)	—	—
Changes to accrued option expense	.1	.1	—	—	—
Issuances of Common Shares	.3	.3	—	—	—
Repurchases and retirements of Common Shares	(.1)	(.1)	—	—	—
Amortization of restricted Common Share awards	1.1	—	—	—	1.1

Balances at June 30, 2005	$4,091.8	$1,730.3	$1,975.9	$388.7	$(3.1)

(millions)	Common shareholders’ equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Unearned compensation
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	264.0	—	264.0	—	—
Other comprehensive loss, after tax	(31.5)	—	—	(31.5)	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	2.6	2.6	—	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Repurchases and retirements of Common Shares	(.1)	(.1)	—	—	—
Amortization of restricted Common Share awards	.8	—	—	—	.8

Balances at June 30, 2004	$3,513.2	$1,723.1	$1,541.3	$254.2	$(5.4)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(millions)	2005	2004
Cash flows from operations:
Net income	$323.1	$264.0
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost - Sierra Group	—	(120.0)
Net realized investment gains	(100.4)	(56.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	203.5	(710.3)
Net change in funds held by ceding companies	134.5	(17.9)
Net change in unearned insurance and reinsurance premiums	14.2	68.0
Net change in deferred acquisition costs	(1.7)	(63.4)
Net change in reinsurance recoverable on paid and unpaid losses	(668.4)	294.5
Net change in other assets and liabilities	(161.8)	(174.3)

Net cash used for operations	(257.0)	(515.6)

Cash flows from investing activities:
Net change in short-term investments	300.4	328.9
Sales of fixed maturity investments	2,414.4	4,071.5
Maturities of fixed maturity investments	450.8	313.4
Sales of common equity securities and other investments	320.1	405.0
Net change in unsettled investment purchases and sales	65.2	(356.9)
Purchases of common equity securities and other investments	(434.2)	(336.0)
Purchases of fixed maturity investments	(2,788.4)	(3,899.5)
Sale of Montpelier common shares	—	155.3
Sale of consolidated affiliate, net of cash sold	—	22.1
Purchases of consolidated affiliates, net of cash acquired	—	(458.5)
Net acquisitions of property and equipment	(31.9)	(10.4)

Net cash provided from investing activities	296.4	234.9

Cash flows from financing activities:
Cash dividends paid to common shareholders	(43.1)	(9.1)
Cash dividends paid to preferred shareholders	(15.1)	(15.1)
Proceeds from issuances of Common Shares	.3	13.3
Proceeds from exercise of warrants to acquire Common Shares	—	294.0

Net cash (used for) provided from financing activities	(57.9)	283.1
Effect of exchange rate changes on cash	(20.6)	.2
Net (decrease) increase in cash during the period	(39.1)	2.6
Cash balances at beginning of period	243.1	89.9
Cash balances at end of period	$204.0	$92.5
Supplemental cash flows information:
Interest paid	$(21.5)	$(21.3)
Net income taxes paid	(36.4)	(33.7)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “White Mountains”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, Hamilton HM 12, Bermuda.  The Company’s principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations, as defined below.

The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively “OneBeacon”), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool.  OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents.  OneBeacon was acquired by White Mountains from Aviva plc (“Aviva”, formerly CGU) in 2001 (the “OneBeacon Acquisition”).

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively “White Mountains Re”).  White Mountains Re offers lead capacity for reinsurance on most liability, property and accident & health exposures through its reinsurance subsidiaries, Folksamerica Reinsurance Company (together with its parent, Folksamerica Holding Company, “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”), which has been a wholly-owned subsidiary of White Mountains since 2004.  White Mountains’ reinsurance operations also include its wholly-owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, “WMU”).  WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since 2000, markets personal auto insurance directly to customers and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, as well as the International American Group, Inc. (the “International American Group”).  The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of both Montpelier Re Holdings, Ltd. (“Montpelier”) and Symetra Financial Corporation (“Symetra”).

White Mountains completed numerous significant transactions during 2004 that affect the comparability of the financial statement information presented herein.  White Mountains’ consolidated statements of income and comprehensive income include the results of acquired businesses beginning as of the date each respective acquisition was completed.

All significant intercompany transactions have been eliminated in consolidation. The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains.  All adjustments made are of a normal and recurring nature except as otherwise noted herein.  These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.  Refer to the Company’s 2004 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that the effective date of SFAS 123(R) will be suspended from June 15, 2005 until the first interim or annual reporting period that begins on or after December 15, 2005.  White Mountains currently expects to adopt SFAS 123(R) effective January 1, 2006 and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows. White Mountains already expenses the full cost of all its share-based compensation, including its outstanding options to acquire Common Shares.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The Statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. The statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions, and accordingly, White Mountains does not expect that SFAS 154 will affect White Mountains’  adoption of SFAS 123(R).

Note 2.  Acquisitions

Sirius

On April 16, 2004, White Mountains acquired Sirius Insurance Holding Sweden AB and its subsidiaries (“Sirius”) from ABB Ltd. (the “Sirius Acquisition”) for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which included $10.5 million of expenses incurred in connection with the acquisition.  The principal companies acquired were Sirius International, Sirius America Insurance Company (“Sirius America”) and Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”).  Sirius International is domiciled in Sweden and has offices in Belgium, Hamburg, London, Singapore, Stockholm and Zurich. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired by Folksamerica as part of the transaction.  Scandinavian Re is a reinsurance company that has been in run-off since 2002.

Supplemental unaudited pro forma condensed combined income statement information for the six months ended June 30, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, follows:

(Unaudited)	Pro Forma Six Months Ended June 30,
Millions, except per share amounts	2004
Total revenues	$2,290.0

Income before extraordinary items	$179.2

Net income	$299.2

Earnings per share:
Pro forma net income - basic	$33.10
Pro forma net income - diluted	$29.39

The unaudited pro forma information presented above for the six months ended June 30, 2004 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004.  Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Gross beginning balance	$9,199.8	$8,055.8	$9,398.5	$7,728.2
Less beginning reinsurance recoverable on unpaid losses	(3,672.8)	(3,554.3)	(3,797.4)	(3,473.8)
Net loss and LAE reserves	5,527.0	4,501.5	5,601.1	4,254.4

Loss and LAE reserves sold - Peninsula Insurance Company	—	—	—	(17.0)
Loss and LAE reserves acquired - Sirius (1)	—	1,328.9	—	1,328.9
Loss and LAE reserves acquired - Sierra Insurance Group (1)	—	—	—	244.4
Loss and LAE reserves consolidated - New Jersey Skylands Insurance Association	—	—	—	62.1

Loss and LAE incurred relating to:
Current year losses	570.5	592.8	1,190.8	1,115.6
Prior year losses (2)	(.3)	30.6	(1.3)	31.1
Total incurred losses and LAE	570.2	623.4	1,189.5	1,146.7

Accretion of fair value adjustment to loss and LAE reserves	9.1	12.8	19.0	22.9
Foreign currency translation adjustment to loss and LAE reserves	(33.7)	8.0	(28.2)	8.0

Loss and LAE paid relating to:
Current year losses	(183.6)	(161.6)	(292.1)	(259.4)
Prior year losses	(756.7)	(717.2)	(1,357.0)	(1,195.2)
Total loss and LAE payments	(940.3)	(878.8)	(1,649.1)	(1,454.6)

Net ending balance	5,132.3	5,595.8	5,132.3	5,595.8
Plus ending reinsurance recoverable on unpaid losses	4,403.5	3,733.3	4,403.5	3,733.3
Gross ending balance	$9,535.8	$9,329.1	$9,535.8	$9,329.1

(1)   Reinsurance recoverables on unpaid losses acquired in the Sirius and Sierra Insurance Group acquisitions totalled $283.8 million and $162.5 million, respectively.

(2)   During the first six months of 2005, White Mountains Re recorded $5.8 million of unfavorable development on its workers compensation reserves relating to the Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re obtained as part of the financing of that acquisition (See Note 6).

White Mountains did not experience any material net favorable or unfavorable development on prior accident year loss reserves during the 2005 periods presented.  White Mountains experienced $30.6 million and $31.1 million of net unfavorable loss reserve development on prior accident year loss reserves during the three and six months ended June 30, 2004, respectively, principally due to emerging claims experienced in OneBeacon’s run-off operations and increases in reserves at OneBeacon as a result of audits of national account and program claims administered by third parties.

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius’ acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.  Accordingly, White Mountains recognized $9.1 million and $19.0 million of such charges, recorded as loss and LAE, for the three and six months ended June 30, 2005, respectively, and $12.8 million and $22.9 million of such charges for the three and six months ended June 30, 2004, respectively.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers.  White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2005, OneBeacon had $37.6 million of reinsurance recoverables on paid losses and $3,418.2 million (gross of $270.1 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders.  OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis.  As a result, uncollectible amounts have not historically been significant.  The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers(1) (dollars in millions)	Balance at June 30, 2005	% of Total	A.M. Best Rating (2)
Subsidiaries of Berkshire (NICO and GRC) (3)	$2,400.7	70%	A++
Liberty Mutual Insurance Group and subsidiaries (4)	102.4	3	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	57.5	2	A+
American Re-Insurance Company	39.5	1	A
Swiss Re	18.7	1	A+

(1)   OneBeacon also has an additional $453.3 million of Third Party Recoverables (as defined below) from various reinsurers, the majority of which are rated A or better by A.M. Best.

(2)   A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(3)   Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers.

(4)   At June 30, 2005, OneBeacon had assumed balances payable and expenses payable of approximately $46.0 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003.  In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

In June 2005, OneBeacon completed an internal study of its asbestos and environmental (“A&E”) exposures. Based on the results of the study, OneBeacon increased its best estimate of its incurred losses ceded to National Indemnity Company (“NICO”) by $353 million, net of underlying reinsurance ($841 million gross) to $2.1 billion.  Due to the NICO Cover (as defined below), there was no impact to income or equity from the change in the estimate. See Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - specifically Recent Developments in the OneBeacon segment discussion and CRITICAL ACCOUNTING ESTIMATES - for a detailed discussion of the results of this study.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from NICO for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as prospective reinsurance under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”).  As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.  White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2005 it has used approximately $2.1 billion of the coverage provided by NICO.  Approximately $743 million of these incurred losses have been paid by NICO through June 30, 2005.  At June 30, 2005, $15.1 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables.  To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At June 30, 2005, White Mountains Re had $78.5 million of reinsurance recoverables on paid losses and $1,240.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength.  White Mountains Re is selective with its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. Amounts due from certain of its reinsurers, including Olympus Reinsurance Company (“Olympus”), London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. (“London Life”) and Imagine Insurance Company, LTD. of Barbados (“Imagine Re”), are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (dollars in millions)	Balance at June 30, 2005	% of Total	A.M. Best Rating (1)
Olympus	$282.7	21%	A-
Imagine Re	222.3	17	A-
London Life	130.8	10	A
Subsidiaries of Berkshire (GRC & affiliates)	81.1	6	A++
St. Paul Travelers	66.3	5	A+

(1)   A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings) and “A-” (Excellent, which is the fourth highest of fifteen ratings).

Note 5.  Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.  Net investment income for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Investment income:
Fixed maturity investments	$84.9	$76.2	$166.3	$136.5
Short-term investments	12.8	2.6	21.1	6.2
Common equity securities	6.9	11.4	48.4	16.7
Other	3.1	4.8	49.4	7.5
Total investment income	107.7	95.0	285.2	166.9
Less investment expenses	(3.1)	(1.8)	(6.7)	(2.7)
Net investment income, pre-tax	$104.6	$93.2	$278.5	$164.2

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares.  White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million relating to its common share investment was included in net investment income from common equity securities and $39.4 million relating to its warrant investment was included in net investment income from other investments.  For the three and six months ended June 30, 2005, White Mountains also recorded $4.8 million and $9.7 million, respectively, in pre-tax investment income from Montpelier’s regular quarterly dividend.

The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Fixed maturity investments	$14.2	$(2.8)	$32.2	$11.7
Common equity securities	31.2	7.1	65.2	26.2
Montpelier common shares	—	—	—	35.2
Other investments	17.9	(9.9)	3.0	(16.9)
Net realized investment gains, before tax	$63.3	$(5.6)	$100.4	$56.2

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), White Mountains accounts for its Montpelier warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment gains of $5.3 million for the three months ended June 30, 2005 and investment losses of $15.0 million for the six months ended June 30, 2005 and investment losses of $11.5 million and $7.7 million for the three and six months ended June 30, 2004 related to its Montpelier warrants.

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

The following table summarizes the carrying value of White Mountains’ investment in Montpelier as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
Millions	Shares	Fair Value	Shares	Fair Value
Montpelier
Common shares	6.3	$212.0	6.3	$235.4
Warrants to acquire common shares	7.2	145.9	7.2	160.9
Total investment in Montpelier	13.5	$357.9	13.5	$396.3

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
Millions	2005	2004
Investment securities:
Gross unrealized investment gains	$505.4	$551.7
Gross unrealized investment losses	(44.6)	(26.3)
Net unrealized gains from investment securities	460.8	525.4
Net unrealized gains from investments in unconsolidated insurance affiliates	106.3	67.2
Total net unrealized investment gains, before tax	567.1	592.6
Income taxes attributable to such gains	(155.9)	(176.5)
Total net unrealized investment gains, after-tax	$411.2	$416.1

Impairment

Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per share but serve to reduce comprehensive net income, shareholders’ equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders’ equity and tangible book value but serve to reduce net income and earnings per share.

White Mountains’ methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date.  As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income, shareholders’ equity or tangible book value.

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of June 30, 2005 (excluding short-term investments):

	June 30, 2005
Dollars in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	230	99	105	434
Market value	$2,526.2	$649.9	$383.7	$3,559.8
Amortized cost	$2,548.2	$656.9	$389.7	$3,594.8
Unrealized loss	$(22.0)	$(7.0)	$(6.0)	$(35.0)
Common equity securities:
Number of positions	32	3	—	35
Market value	$52.0	$9.6	$—	$61.6
Cost	$54.7	$11.3	$—	$66.0
Unrealized loss	$(2.7)	$(1.7)	$—	$(4.4)
Other investments:
Number of positions	6	—	5	11
Market value	$11.2	$—	$7.6	$18.8
Cost	$15.6	$—	$8.4	$24.0
Unrealized loss	$(4.4)	$—	$(.8)	$(5.2)
Total:
Number of positions	268	102	110	480
Market value	$2,589.4	$659.5	$391.3	$3,640.2
Amortized cost	$2,618.5	$668.2	$398.1	$3,684.8
Unrealized loss	$(29.1)	$(8.7)	$(6.8)	$(44.6)
% of total gross unrealized losses	65.2%	19.5%	15.3%	100.0%

For the six months ended June 30, 2005, White Mountains did not experience any material other-than-temporary impairment charges.  White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2005 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made.  White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2005 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary.  However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary.  As of June 30, 2005, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2005 and December 31, 2004 consisted of the following:

Millions	June 30, 2005	December 31, 2004
Senior Notes, face value	$700.0	$700.0
Unamortized original issue discount	(1.6)	(1.7)
Senior Notes, carrying value	698.4	698.3

Bank Facility	—	—
Sierra Note	44.2	50.0
Atlantic Specialty Note	20.0	20.0
Other debt	15.0	15.0
Total debt	$777.6	$783.3

Senior Notes

In 2003, Fund American Companies, Inc. (“Fund American”), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”).  The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.  Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes.  Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

Bank Facility

In August 2004, Fund American restructured and resyndicated its revolving credit facility (the “Bank Facility”) to increase the availability to $400.0 million and to extend the maturity to August 2009.  Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Company’s $300.0 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”). As of June 30, 2005, the Bank Facility was undrawn.

Sierra Note

In connection with its acquisition of the Sierra Insurance Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections.  Since the closing of this acquisition, the Sierra Note has been reduced by $17.8 million as a result of adverse development on the acquired reserves and run-off of unearned premium, $5.8 million of which occurred during 2005.

Atlantic Specialty Note

In connection with its acquisition of Atlantic Specialty Insurance Company (“Atlantic Specialty”), a subsidiary of Atlantic Mutual Insurance Company (“Atlantic Mutual”) on March 31, 2004, OneBeacon issued a $20 million ten-year note to the seller (the “Atlantic Specialty Note”).  OneBeacon is required to repay $2 million of principal on the notes per year, with the first payment due on January 1, 2007.

Note 7.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding excluding unearned restricted Common Shares which are being fully expensed over the vesting period and were anti-dilutive for all periods presented.  Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$146.8	$57.1	$323.1	$144.0
Extraordinary item - excess of fair value of acquired net assets over cost	—	111.4	—	120.0
Net income available to common shareholders	$146.8	$168.5	$323.1	$264.0

Diluted earnings per share numerators (in millions):
Net income before extraordinary item available to common shareholders	$146.8	$57.1	$323.1	$144.0
Other effects on diluted earnings (1)	—	(.2)	.1	(.8)
Adjusted net income before extraordinary item available to common shareholders	$146.8	$56.9	$323.2	$143.2
Extraordinary item - excess of fair value of acquired net assets over cost	—	111.4	—	120.0
Adjusted net income available to common shareholders	$146.8	$168.3	$323.2	$263.2
Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	10,760	9,068	10,760	9,040
Average outstanding dilutive options and Warrants	—	1,163	35	1,111
Diluted earnings per share denominator (2)	10,760	10,231	10,795	10,151

Basic earnings per share (in dollars):
Net income before extraordinary item	$13.64	$6.30	$30.03	$15.93
Extraordinary item - excess of fair value of acquired net assets over cost	—	12.29	—	13.27
Net income	$13.64	$18.59	$30.03	$29.20

Diluted earnings per share (in dollars):
Net income before extraordinary item	$13.64	$5.56	$29.94	$14.11
Extraordinary item - excess of fair value of acquired net assets over cost	—	10.89	—	11.82
Net income	$13.64	$16.45	$29.94	$25.93

(1)   The diluted earnings per share numerator for the six months ended June 30, 2005 and the three months ended June 30, 2004 have been adjusted to exclude the income statement charges (credits) associated with outstanding options to acquire Common Shares (see note below).  The diluted earnings per share numerator for the six months ended June 30, 2004 has been adjusted to exclude a portion of White Mountains’ equity in earnings of unconsolidated affiliates, which is reflective of dilution in Montpelier’s earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are in-the-money.  As of March 31, 2004, White Mountains changed its method of accounting for its investment in Montpelier from equity accounting to fair value, therefore, this adjustment is only applicable for the six months ended June 30, 2004.

(2)   The diluted earnings per share denominators for the six months ended June 30, 2005 and for the three months ended June 30, 2004 include the dilutive effects of options to acquire 45,330 Common Shares at an average strike price of $143.19 per Common Share and options to acquire 50,165 Common Shares at an average price strike of $136.08 per Common Share, respectively.  The options were not dilutive during any other periods presented. The diluted earnings per share denominator for the three and six months ended June 30, 2004 includes the dilutive effects of average outstanding warrants to acquire 1,724,200 Common Shares at an average strike price of $173.99 per Common Share.  The warrants were fully exercised on June 29, 2004, therefore, this adjustment is not applicable for the 2005 periods.

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2005
Earned insurance and reinsurance premiums	$539.5	$330.8	$71.3	$1.8	$943.4
Net investment income	49.5	38.3	2.1	14.7	104.6
Net realized investment gains	40.8	10.6	1.2	10.7	63.3
Other revenue	27.8	7.8	.6	23.4	59.6
Total revenues	657.6	387.5	75.2	50.6	1,170.9
Losses and LAE	325.7	197.5	46.0	1.0	570.2
Insurance and reinsurance acquisition expenses	97.7	65.8	20.5	.1	184.1
Other underwriting expenses	91.5	28.6	7.6	.6	128.3
General and administrative expenses	20.9	4.0	(.1)	36.7	61.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	—	6.5	9.1
Interest expense on debt	.4	.5	—	10.8	11.7
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.9	12.9
Total expenses	536.2	299.0	74.0	68.6	977.8
Pre-tax income (loss)	$121.4	$88.5	$1.2	$(18.0)	$193.1

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2005
Earned insurance and reinsurance premiums	$1,084.9	$680.5	$131.2	$1.8	$1,898.4
Net investment income	137.3	70.2	4.2	66.8	278.5
Net realized investment gains (losses)	86.6	18.5	2.2	(6.9)	100.4
Other revenue	44.4	27.6	1.5	45.4	118.9
Total revenues	1,353.2	796.8	139.1	107.1	2,396.2
Losses and LAE	664.3	436.6	86.9	1.7	1,189.5
Insurance and reinsurance acquisition expenses	197.8	141.2	34.1	.1	373.2
Other underwriting expenses	172.3	62.2	15.1	.9	250.5
General and administrative expenses	37.2	6.3	(.1)	55.8	99.2
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	—	13.0	19.0
Interest expense on debt	.7	1.1	—	21.5	23.3
Interest expense on preferred stock subject to mandatory redemption	—	—	—	25.5	25.5
Total expenses	1,072.3	653.4	136.0	118.5	1,980.2
Pre-tax income (loss)	$280.9	$143.4	$3.1	$(11.4)	$416.0

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2004
Earned insurance and reinsurance premiums	$602.7	$353.0	$41.4	$.1	$997.2
Net investment income	58.0	30.1	.9	4.2	93.2
Net realized investment gains (losses)	3.2	8.7	(.1)	(17.4)	(5.6)
Other revenue	19.9	12.8	.3	1.3	34.3
Total revenues	683.8	404.6	42.5	(11.8)	1,119.1
Losses and LAE	367.0	221.8	31.1	3.5	623.4
Insurance and reinsurance acquisition expenses	105.0	72.8	6.2	—	184.0
Other underwriting expenses	98.9	30.9	6.0	.3	136.1
General and administrative expenses	17.4	3.3	—	21.6	42.3
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	—	10.1	12.8
Interest expense on debt	.3	1.2	—	10.6	12.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—	11.8	11.8
Total expenses	588.6	332.7	43.3	57.9	1,022.5
Pre-tax income (loss)	$95.2	$71.9	$(.8)	$(69.7)	$96.6

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2004
Earned insurance and reinsurance premiums	$1,194.4	$557.5	$77.1	$.1	$1,829.1
Net investment income	109.4	41.6	1.3	11.9	164.2
Net realized investment gains (losses)	70.9	12.4	.4	(27.5)	56.2
Other revenue (loss)	63.9	33.4	.5	(6.0)	91.8
Total revenues	1,438.6	644.9	79.3	(21.5)	2,141.3
Losses and LAE	738.3	350.0	57.4	1.0	1,146.7
Insurance and reinsurance acquisition expenses	216.4	113.7	11.5	—	341.6
Other underwriting expenses	186.3	50.9	11.2	.8	249.2
General and administrative expenses	59.3	6.5	—	58.2	124.0
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	—	20.2	22.9
Interest expense on debt	.4	1.7	—	21.3	23.4
Interest expense on preferred stock subject to mandatory redemption	—	—	—	23.3	23.3
Total expenses	1,200.7	525.5	80.1	124.8	1,931.1
Pre-tax income (loss)	$237.9	$119.4	$(.8)	$(146.3)	$210.2

Note 9.  Share-Based Compensation

White Mountains’ share-based compensation plans, consisting primarily of performance shares with limited use of restricted Common Share awards (“Restricted Shares”) and a one-time grant of incentive stock options with an escalating exercise price to acquire Common Shares (“Options”), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable upon achievement of pre-defined business goals and the cost of these awards is expensed over the service period (typically three years), based on the market value of Common Shares. Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company’s deferred compensation plans.

White Mountains expenses all its share-based compensation, including its outstanding Options and Restricted Shares. White Mountains recorded compensation charges of $24.6 million and $32.8 million for outstanding performance shares during the three and six months ended June 30, 2005, respectively, and $23.5 million and $82.9 million for outstanding performance shares for the three and six months ended June 30, 2004, respectively. Compensation expense charged to earnings for Restricted Shares was $.6 million and $1.1 million for the three and six months ended June 30, 2005, respectively, and $.6 million and $.9 million for the three and six months ended June 30, 2004, respectively. Compensation expense (income) charged against or credited to earnings for Options was $1.1 million and $.1 million for the three and six months ended June 30, 2005, respectively, and $(.2) million and $2.6 million for the three and six months ended June 30, 2004, respectively. At June 30, 2005, the Company had 44,730 Options outstanding (8,730 of which were exercisable) with an exercise price of $144.95 per Common Share. During the six months ended June 30, 2005, 1,800 Options were exercised at an average exercise price of $141.30 per Common Share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except per share amounts	2005	2004	2005	2004
Net income, as reported	$146.8	$168.5	$323.1	$264.0
Add: Option (income) expense included in reported net income	1.1	(.2)	.1	2.6
Deduct: Option expense determined under fair value based method	—	(.1)	—	(.1)
Net income, pro forma	$147.9	$168.2	$323.2	$266.5
Earnings per share:
Basic - as reported	$13.64	$18.59	$30.03	$29.20
Basic - pro forma	13.74	18.56	30.03	29.48
Diluted - as reported	13.64	16.45	29.94	25.93
Diluted - pro forma	13.74	16.45	29.94	26.17

Note 10.  Investments in Unconsolidated Insurance Affiliates

White Mountains’ investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50% of the entity.

Symetra

White Mountains owns 24% of the common shares of Symetra on a fully converted basis, consisting of 2 million common shares and warrants to acquire an additional 1.1 million common shares. White Mountains accounts for its investment in Symetra’s common shares using the equity method of accounting and accounts for its Symetra warrants under SFAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. The following table provides summary financial amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of December 31, 2004	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	6.8	—	6.8
Net unrealized losses from Symetra’s equity portfolio	(0.1)	—	(0.1)
Net unrealized losses from Symetra’s fixed maturity portfolio	(24.5)	—	(24.5)
Increase in value of warrants	—	2.1	2.1
Carrying value of investment in Symetra as of March 31, 2005	249.9	39.4	289.3
Equity in earnings of Symetra (1)	7.5	—	7.5
Net unrealized gains from Symetra’s equity portfolio	—	—	—
Net unrealized gains from Symetra’s fixed maturity portfolio	63.6	—	63.6
Increase in value of warrants	—	1.5	1.5
Carrying value of investment in Symetra as of June 30, 2005	$321.0	$40.9	$361.9

(1)           Equity in earnings is net of tax of $0.

MSA

White Mountains owns 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a stock subsidiary of National Grange Mutual, and accounts for this investment using the equity method of accounting. For the three and six months ended June 30, 2005, White Mountains recorded after-tax net income of $1.6 million and $4.5 million, respectively, from its investment in MSA. For the three and six months ended June 30, 2005, White Mountains recorded $3.7 million and $.5 million of after-tax equity in MSA’s unrealized investment gains, respectively. For the three and six months ended June 30, 2004, White Mountains recorded $4.9 million and $12.1 million, respectively, of after-tax equity in earnings and $6.0 and $3.9 million, respectively, of after-tax equity in MSA’s unrealized investment losses. As of June 30, 2005 and December 31, 2004, White Mountains’ investment in MSA totaled $169.3 million and $161.6 million, respectively.

Note 11.  Consolidating Financial Information

The Company has fully and unconditionally guaranteed Fund American’s May 2003 issuance of the Senior Notes (see Note 6) and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American’s subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains’ consolidating balance sheets as of June 30, 2005 and December 31, 2004, statements of income for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June, 2005 and 2004. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of June 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$221.0	$3,684.4	$3,855.0	$—	$7,760.4
Common equity securities, at fair value	—	344.4	680.0	—	1,024.4
Short-term investments, at amortized cost	9.3	501.8	262.0	—	773.1
Other investments	—	348.5	184.8	—	533.3
Total investments	230.3	4,879.1	4,981.8	—	10,091.2
Cash	—	170.3	33.7	—	204.0
Reinsurance recoverable on paid and unpaid losses	—	1,318.7	3,201.1	—	4,519.8
Insurance and reinsurance premiums receivable	—	319.8	662.1	—	981.9
Funds held by ceding companies	—	735.3	—	—	735.3
Securities lending collateral	—	153.8	410.8	—	564.6
Investment in unconsolidated insurance affiliates	40.9	321.0	169.3	—	531.2
Deferred tax asset	—	112.0	198.9	—	310.9
Deferred acquisition costs	—	99.9	213.1	—	313.0
Ceded unearned premiums	—	200.7	41.2	—	241.9
Accounts receivable on unsettled investment sales	—	3.9	15.6	—	19.5
Investment income accrued	1.4	42.0	53.2	—	96.6
Investment in consolidated subsidiaries	3,862.8	—	—	(3,862.8)	—
Other assets	43.3	103.9	427.6	—	574.8
Total assets	$4,178.7	$8,460.4	$10,408.4	$(3,862.8)	$19,184.7
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$3,940.1	$5,595.7	$—	$9,535.8
Reserves for structured contracts	—	278.2	—	—	278.2
Unearned insurance and reinsurance premiums	—	658.6	1,100.4	—	1,759.0
Debt	—	51.2	726.4	—	777.6
Securities lending payable	—	153.8	410.8	—	564.6
Deferred tax liability	—	281.3	—	—	281.3
Ceded reinsurance payable	—	106.0	96.6	—	202.6
Funds held under reinsurance treaties	—	166.4	4.0	—	170.4
Accounts payable on unsettled investment purchases	1.0	31.7	63.0	—	95.7
Other liabilities	85.9	434.3	685.3	—	1,205.5
Preferred stock subject to mandatory redemption	—	20.0	202.2	—	222.2
Total liabilities	86.9	6,121.6	8,884.4	—	15,092.9
Common shareholders’ equity	4,091.8	2,338.8	1,524.0	(3,862.8)	4,091.8
Total liabilities and common shareholders’ equity	$4,178.7	$8,460.4	$10,408.4	$(3,862.8)	$19,184.7

Consolidating Balance Sheet as of December 31, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
ASSETS
Fixed maturity investments, at fair value	$246.8	$3,457.6	$4,195.6	$—	$7,900.0
Common equity securities, at fair value	—	327.7	716.2	—	1,043.9
Short-term investments, at amortized cost	16.2	632.9	409.1	—	1,058.2
Other investments	—	367.0	160.4	—	527.4
Total investments	263.0	4,785.2	5,481.3	—	10,529.5
Cash	—	195.8	47.3	—	243.1
Reinsurance recoverable on paid and unpaid losses	—	1,388.9	2,500.5	—	3,889.4
Insurance and reinsurance premiums receivable	—	392.0	550.2	—	942.2
Funds held by ceding companies	—	943.8	—	—	943.8
Securities lending collateral	—	308.4	284.9	—	593.3
Investment in unconsolidated insurance affiliates	37.3	267.6	161.7	—	466.6
Deferred tax asset	—	92.4	179.1	—	271.5
Deferred acquisition costs	—	108.0	200.2	—	308.2
Ceded unearned premiums	—	182.5	41.6	—	224.1
Accounts receivable on unsettled investment sales	—	.2	19.7	—	19.9
Investment income accrued	1.6	41.3	59.5	—	102.4
Investment in consolidated subsidiaries	3,665.1	—	—	(3,665.1)	—
Other assets	12.3	87.7	381.1	—	481.1
Total assets	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,277.8	$5,120.7	$—	$9,398.5
Reserves for structured contracts	—	375.9	—	—	375.9
Unearned insurance and reinsurance premiums	—	672.6	1,066.8	—	1,739.4
Debt	—	57.0	726.3	—	783.3
Securities lending payable	—	308.4	284.9	—	593.3
Deferred tax liability	—	316.3	—	—	316.3
Ceded reinsurance payable	—	121.4	80.0	—	201.4
Funds held under reinsurance treaties	—	149.3	6.1	—	155.4
Accounts payable on unsettled investment purchases	—	11.8	19.1	—	30.9
Other liabilities	95.4	409.8	819.7	—	1,324.9
Preferred stock subject to mandatory redemption	—	19.9	192.0	—	211.9
Total liabilities	95.4	6,720.2	8,315.6	—	15,131.2
Common shareholders’ equity	3,883.9	2,073.6	1,591.5	(3,665.1)	3,883.9
Total liabilities and common shareholders’ equity	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

Consolidating Statement of Income Three Months Ended June 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$402.4	$541.0	$—	$943.4
Net investment income	1.7	46.2	56.7	—	104.6
Net realized investment gains	1.2	19.9	42.2	—	63.3
Other revenue	17.0	8.4	34.2	—	59.6
Total revenues	19.9	476.9	674.1	—	1,170.9
Losses and LAE	—	236.1	334.1	—	570.2
Insurance and reinsurance acquisition expenses	—	91.2	92.9	—	184.1
Other underwriting expenses	—	36.3	92.0	—	128.3
General and administrative expenses	14.5	11.8	35.2	—	61.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	6.5	—	9.1
Interest expense on debt	—	.6	11.1	—	11.7
Interest expense - dividends and accretion on preferred stock	—	.5	12.4	—	12.9
Total expenses	14.5	379.1	584.2	—	977.8
Pretax income	5.4	97.8	89.9	—	193.1
Income tax provision	(.1)	(7.6)	(47.7)	—	(55.4)
Equity in earnings of consolidated subsidiaries	141.5	—	—	(141.5)	—
Equity in earnings of unconsolidated insurance affiliates	—	7.4	1.7	—	9.1
Net income	$146.8	$97.6	$43.9	$(141.5)	$146.8

Consolidating Statement of Income Three Months Ended June 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$164.3	$832.9	$—	$997.2
Net investment income	—	15.1	78.1	—	93.2
Net realized investment gains (losses)	—	(10.6)	5.0	—	(5.6)
Other revenue	—	14.7	22.7	(3.1)	34.3
Total revenues	—	183.5	938.7	(3.1)	1,119.1
Losses and LAE	—	98.7	524.7	—	623.4
Insurance and reinsurance acquisition expenses	—	38.2	148.9	(3.1)	184.0
Other underwriting expenses	—	16.4	119.7	—	136.1
General and administrative expenses	7.5	4.1	30.7	—	42.3
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	10.1	—	12.8
Interest expense on debt	.1	—	12.0	—	12.1
Interest expense - dividends and accretion on preferred stock	—	.5	11.3	—	11.8
Total expenses	7.6	160.6	857.4	(3.1)	1,022.5
Pretax income (loss)	(7.6)	22.9	81.3	—	96.6
Income tax provision	(.1)	(4.8)	(39.5)	—	(44.4)
Equity in earnings of consolidated subsidiaries	176.2	—	—	(176.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	4.9	—	4.9
Excess of fair value of acquired net assets over cost	—	110.9	.5	—	111.4
Net income	$168.5	$129.0	$47.2	$(176.2)	$168.5

Consolidating Statement of Income Six Months Ended June 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$821.9	$1,076.5	$—	$1,898.4
Net investment income	3.5	123.9	151.1	—	278.5
Net realized investment gains	3.3	8.4	88.7	—	100.4
Other revenue	30.6	29.0	59.3	—	118.9
Total revenues	37.4	983.2	1,375.6	—	2,396.2
Losses and LAE	—	512.6	676.9	—	1,189.5
Insurance and reinsurance acquisition expenses	—	187.8	185.4	—	373.2
Other underwriting expenses	—	77.3	173.2	—	250.5
General and administrative expenses	18.9	20.2	60.1	—	99.2
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	13.0	—	19.0
Interest expense on debt	—	1.2	22.1	—	23.3
Interest expense - dividends and accretion on preferred stock	—	1.0	24.5	—	25.5
Total expenses	18.9	806.1	1,155.2	—	1,980.2
Pretax income	18.5	177.1	220.4	—	416.0
Income tax provision	(.1)	(13.4)	(98.2)	—	(111.7)
Equity in earnings of consolidated subsidiaries	304.7	—	—	(304.7)	—
Equity in earnings of unconsolidated insurance affiliates	—	14.3	4.5	—	18.8
Net income	$323.1	$178.0	$126.7	$(304.7)	$323.1

Consolidating Statement of Income Six Months Ended June 30, 2004	The Company	Other Entities	Fund American	Eliminations	Total
(Dollars in Millions)
Earned insurance and reinsurance premiums	$—	$184.2	$1,644.9	$—	$1,829.1
Net investment income	—	19.3	144.9	—	164.2
Net realized investment gains (losses)	—	(19.6)	75.8	—	56.2
Other revenue	—	25.3	72.9	(6.4)	91.8
Total revenues	—	209.2	1,938.5	(6.4)	2,141.3
Losses and LAE	—	111.3	1,035.4	—	1,146.7
Insurance and reinsurance acquisition expenses	—	43.9	304.1	(6.4)	341.6
Other underwriting expenses	—	14.8	234.4	—	249.2
General and administrative expenses	22.9	7.4	93.7	—	124.0
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	20.2	—	22.9
Interest expense on debt	.1	.1	23.2	—	23.4
Interest expense - dividends and accretion on preferred stock	—	1.0	22.3	—	23.3
Total expenses	23.0	181.2	1,733.3	(6.4)	1,931.1
Pretax income (loss)	(23.0)	28.0	205.2	—	210.2
Income tax provision	(.1)	(3.6)	(85.6)	—	(89.3)
Equity in earnings of consolidated subsidiaries	287.1	—	—	(287.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	—	23.1	—	23.1
Excess of fair value of acquired net assets over cost	—	110.9	9.1	—	120.0
Net income	$264.0	$135.3	$151.8	$(287.1)	$264.0

Consolidating Statement of Cash Flows Six Months Ended June 30, 2005	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$18.4	$178.0	$126.7	$323.1
Charges (credits) to reconcile net income to cash flows from operations:
Net realized investment gains	(3.3)	(8.4)	(88.7)	(100.4)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(271.5)	475.0	203.5
Net change in funds held by ceding companies	—	134.5	—	134.5
Net change in unearned insurance and reinsurance premiums	—	(19.4)	33.6	14.2
Net change in deferred acquisition costs	—	11.2	(12.9)	(1.7)
Net change in reinsurance recoverable on paid and unpaid losses	—	32.2	(700.6)	(668.4)
Net change in other assets and liabilities	(39.9)	3.6	(125.5)	(161.8)
Net cash flows (used for) provided from operations	(24.8)	60.2	(292.4)	(257.0)
Cash flows from investing activities:
Net change in short-term investments	7.0	146.3	147.1	300.4
Sales of fixed maturity investments	24.6	949.9	1,439.9	2,414.4
Maturities of fixed maturity investments	—	397.9	52.9	450.8
Sales of common equity securities and other investments	—	79.5	240.6	320.1
Net change in unsettled investment purchases and sales	1.0	16.2	48.0	65.2
Purchases of common equity securities and other investments	—	(225.5)	(208.7)	(434.2)
Purchases of fixed maturity investments	—	(1,554.6)	(1,233.8)	(2,788.4)
Net acquisitions of property and equipment	—	(4.9)	(27.0)	(31.9)
Net cash flows provided from (used for) investing activities	32.6	(195.2)	459.0	296.4
Cash flows from financing activities:
Intercompany dividends and transfers	35.0	131.1	(166.1)	—
Cash dividends paid to common shareholders	(43.1)	—	—	(43.1)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	.3	—	—	.3
Net cash (used for) provided from financing activities	(7.8)	130.1	(180.2)	(57.9)
Effect of exchange rate changes on cash	—	(20.6)	—	(20.6)
Net decrease in cash during period	—	(25.5)	(13.6)	(39.1)
Cash balances at beginning of period	—	195.8	47.3	243.1
Cash balances at end of period	$—	$170.3	$33.7	$204.0

Consolidating Statement of Cash Flows Six Months Ended June 30, 2004	The Company	Other Entities	Fund American	Total
(Dollars in Millions)
Cash flows from operations:
Net income (loss), excluding equity in earnings of subsidiaries	$(23.1)	$135.3	$151.8	$264.0
Charges (credits) to reconcile net income to cash flows from operations:
Excess of fair value of acquired net assets over cost	—	(110.9)	(9.1)	(120.0)
Net realized investment (gains) losses	—	19.6	(75.8)	(56.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(269.6)	(440.7)	(710.3)
Net change in funds held by ceding companies	—	35.3	(53.2)	(17.9)
Net change in unearned insurance and reinsurance premiums	—	(12.9)	80.9	68.0
Net change in deferred acquisition costs	—	(13.3)	(50.1)	(63.4)
Net change in reinsurance recoverables on paid and unpaid losses	—	122.2	172.3	294.5
Net change in other assets and liabilities	(28.6)	(61.0)	(84.7)	(174.3)
Net cash flows used for operations	(51.7)	(155.3)	(308.6)	(515.6)
Cash flows from investing activities:
Net change in short-term investments	(290.6)	195.7	423.8	328.9
Sales of fixed maturity investments	—	588.4	3,483.1	4,071.5
Maturities of fixed maturity investments	—	7.7	305.7	313.4
Sales of common equity securities and other investments	—	266.2	138.8	405.0
Net change in unsettled investment purchases and sales	—	(302.2)	(54.7)	(356.9)
Purchases of common equity securities and other investments	—	(199.7)	(136.3)	(336.0)
Purchases of fixed maturity investments	—	(77.3)	(3,822.2)	(3,899.5)
Sale of Montpelier common shares	—	—	155.3	155.3
Sale of consolidated affiliate, net of cash sold	—	—	22.1	22.1
Purchases of consolidated affiliates, net of cash acquired	—	(358.8)	(99.7)	(458.5)
Net acquisitions of property and equipment	—	(.2)	(10.2)	(10.4)
Net cash flows provided from (used for) investing activities	(290.6)	119.8	405.7	234.9
Cash flows from financing activities:
Intercompany dividends and transfers	44.0	13.1	(57.1)	—
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of Common Shares	13.3	—	—	13.3
Proceeds from exercise of warrants to acquire Common Shares	294.0	—	—	294.0
Net cash provided from (used for) financing activities	342.2	12.1	(71.2)	283.1
Effect of exchange rate changes on cash	—	.2	—	.2
Net increase (decrease) in cash during period	(.1)	(23.2)	25.9	2.6
Cash balances at beginning of period	.3	27.1	62.5	89.9
Cash balances at end of period	$.2	$3.9	$88.4	$92.5

Note 12.  Retirement and Postretirement Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
Millions	2005	2004	2005	2004
Service cost	$0.6	$.3	$—	$—
Interest cost	7.8	6.7	.7	1.0
Expected return on plan assets	(8.2)	(7.6)	—	—
Amortization of prior service benefit	—	—	(1.0)	(1.0)
Amortization of unrecognized loss	—	—	—	.2
Net periodic pension cost before settlements, curtailments and special termination benefits	.2	(.6)	(.3)	.2
Curtailment gain(1)	(.7)	—	—	—
Special termination benefits expense (2)	.9	.3	—	—
Net periodic benefit cost (income)	$.4	$(.3)	$(.3)	$.2

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
Millions	2005	2004	2005	2004
Service cost	$.9	$.5	$—	$.1
Interest cost	15.0	13.4	1.4	2.0
Expected return on plan assets	(15.8)	(15.1)	—	—
Amortization of prior service benefit	—	—	(2.1)	(2.1)
Amortization of unrecognized loss	—	—	—	.3
Net periodic pension cost before settlements, curtailments and special termination benefits	.1	(1.2)	(.7)	.3
Curtailment gain (1)	(.7)	—	—	—
Special termination benefits expense (2)	2.0	1.0	—	—
Net periodic benefit cost (income)	$1.4	$(.2)	$(.7)	$.3

(1)           During June 2005, National Farmers Union (NFU), a subsidiary of OneBeacon froze its pension plan and recognized a $.7 million curtailment gain.

(2)           Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

At December 31, 2004, OneBeacon expected to contribute $4.2 million to its pension plans and $6.9 million to its other postretirement plans during 2005. As of June 30, 2005, $1.7 million and $3.8 million were contributed to the pension plans and other postretirement plans. OneBeacon anticipates contributing an additional $2.5 million and $3.1 million to the pension plans and other postretirement plans during the remainder of 2005. The majority of OneBeacon’s expected pension contributions in 2005 relate to non-qualified pension plans, for which OneBeacon holds assets in rabbi trusts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements which are not historical in nature, and are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes two non-GAAP financial measures, adjusted comprehensive net income and fully converted tangible book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 36). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Overview

White Mountains ended the second quarter of 2005 with a fully converted tangible book value per common and equivalent share of $359, an increase of 4% for the quarter and 16% for the past twelve months, including dividends.

White Mountains’ insurance operations posted solid underwriting results in the current quarter. OneBeacon continued to run at a mid 90s GAAP combined ratio and White Mountains Re’s GAAP combined ratio was 88% in a light quarter for catastrophe losses. Esurance continued to grow rapidly while maintaining a loss ratio in the 60s.

Adjusted comprehensive net income for the second quarter of 2005 was $136 million, compared to $38 million in the second quarter of 2004, while adjusted comprehensive net income was $211 million in the first six months of 2005, down from $233 million in the comparable period of last year. Relative to last year, investment results were much better in the second quarter of 2005 and essentially in line for the first six months of 2005. Unrealized currency losses penalized both the quarter and six-month results in 2005, while last year’s second quarter benefitted from a $111 million transaction gain from the Sirius acquisition.

Net income for the current quarter was $147 million, down from $169 million in the second quarter of 2004, which included the Sirius transaction gain. Net income for the first six months of 2005 was $323 million, including $56 million after tax ($74 million pre-tax) from a special dividend from Montpelier received in the first quarter, up 22% from $264 million in the first six months of last year.

In June 2005, White Mountains was advised that the Joint Committee on Taxation approved the United States Internal Revenue Service audit of White Mountains’ 1997-2000 tax years, which contained no signifcant adjustments to the tax returns filed by White Mountains.  This audit included the redomestication of White Mountains to Bermuda in 1999.

Fully Converted Tangible Book Value Per Common and Equivalent Share

The following table presents the Company’s tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	June 30, 2004
Book value per share numerators (in millions):
Common shareholders’ equity	$4,091.8	$3,912.5	$3,883.9	$3,513.2
Benefits to be received from share obligations under employee benefit plans	6.6	6.5	6.7	8.4
Remaining accretion of subsidiary preferred stock to face value	(97.8)	(103.1)	(108.1)	(117.3)
Book value per share numerator	4,000.6	3,815.9	3,782.5	3,404.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(95.7)	(32.1)	(56.6)	—
Unamortized goodwill of consolidated limited partnerships	(19.7)	(19.8)	(20.0)	(19.7)
Fully converted tangible book value per common and equivalent share numerator	$3,885.2	$3,764.0	$3,705.9	$3,384.6

	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	June 30, 2004
Book value per share denominators (in millions):
Common Shares outstanding	10,774.3	10,774.6	10,772.8	10,769.4
Share obligations under employee benefit plans	44.7	44.7	46.5	50.0
Fully converted tangible book value per common and equivalent share denominator	10,819.0	10,819.3	10,819.3	10,819.4

Book value per common and equivalent share	$369.78	$352.69	$349.60	$314.65
Fully converted tangible book value per common and equivalent share	359.11	347.89	342.52	312.82

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Gross written premiums	$1,096.5	$1,299.6	$2,350.7	$2,406.5
Net written premiums	$920.5	$1,071.9	$1,937.2	$2,011.2
Revenues
Earned insurance and reinsurance premiums	$943.4	$997.2	$1,898.4	$1,829.1
Net investment income	104.6	93.2	278.5	164.2
Net realized investment gains (losses)	63.3	(5.6)	100.4	56.2
Other revenue	59.6	34.3	118.9	91.8
Total revenues	1,170.9	1,119.1	2,396.2	2,141.3
Expenses
Losses and LAE	570.2	623.4	1,189.5	1,146.7
Insurance and reinsurance acquisition expenses	184.1	184.0	373.2	341.6
Other underwriting expenses	128.3	136.1	250.5	249.2
General and administrative expenses	61.5	42.3	99.2	124.0
Accretion of fair value adjustment to loss and LAE reserves	9.1	12.8	19.0	22.9
Interest expense - debt	11.7	12.1	23.3	23.4
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	12.9	11.8	25.5	23.3
Total expenses	977.8	1,022.5	1,980.2	1,931.1
Pre-tax income	$193.1	$96.6	$416.0	$210.2
Income tax provision	(55.4)	(44.4)	(111.7)	(89.3)
Equity in earnings of unconsolidated affiliates	9.1	4.9	18.8	23.1
Net income before extraordinary item	$146.8	$57.1	$323.1	$144.0
Excess of fair value of acquired net assets over cost	—	111.4	—	120.0
Net income	$146.8	$168.5	$323.1	$264.0
Other comprehensive (loss) income	52.5	(130.1)	(73.5)	(31.5)
Comprehensive net income	$199.3	$38.4	$249.6	$232.5
Deduct: Change in net unrealized gains from Symetra’s fixed maturity portfolio	(63.6)	—	(39.1)	—
Adjusted comprehensive net income	$135.7	$38.4	$210.5	$232.5

White Mountains’ total revenues increased by 5% in the second quarter of 2005 compared to 2004. Increases in net investment income, net realized investment gains and other revenues more than offset the 5% decrease in earned premiums for the quarter, as further described in the segment discussions that follow. White Mountains’ total expenses decreased by 4% in the second quarter of 2005 compared to 2004 as losses and LAE and other underwriting expenses were both down in line with the decrease in earned premiums, reflecting the solid underwriting results in the quarter.

The income tax provision related to pre-tax income for the second quarters of 2005 and 2004 represented effective tax rates of 29% and 46%, respectively, and for the first six months of 2005 and 2004 represented effective tax rates of 27% and 42%, respectively. White Mountains’ effective tax rates for the 2005 periods were lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

I.  Summary of Operations By Segment

White Mountains conducts its operations through four segments: (i) OneBeacon, (ii) White Mountains Re, (iii) Esurance and (iv) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, White Mountains Advisors LLC (“WM Advisors”), therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 8 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Gross written premiums	$598.6	$658.1	$1,160.0	$1,363.3
Net written premiums	$558.7	$612.6	$1,078.5	$1,303.5

Earned insurance and reinsurance premiums	$539.5	$602.7	$1,084.9	$1,194.4
Net investment income	49.5	58.0	137.3	109.4
Net realized investment gains	40.8	3.2	86.6	70.9
Other revenue	27.8	19.9	44.4	63.9
Total revenues	657.6	683.8	1,353.2	1,438.6
Losses and LAE	325.7	367.0	664.3	738.3
Insurance and reinsurance acquisition expenses	97.7	105.0	197.8	216.4
Other underwriting expenses	91.5	98.9	172.3	186.3
General and administrative expenses	20.9	17.4	37.2	59.3
Interest expense on debt	.4	.3	.7	.4
Total expenses	536.2	588.6	1,072.3	1,200.7
Pre-tax income	$121.4	$95.2	$280.9	$237.9

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing operations and in total for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	59%	35%	94%	$210.3	$203.1
Personal	58	33	91	165.6	166.7
Commercial	54	41	95	170.2	155.7
Total (1)	60%	35%	95%	$558.7	$539.5

	Three Months Ended June 30, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	56%	28%	84%	$206.9	$202.2
Personal	54	34	88	182.5	171.9
Commercial	55	43	98	192.3	179.5
Total (1)	61%	34%	95%	$612.6	$602.7

	Six Months Ended June 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	56%	32%	88%	$427.0	$406.6
Personal	60	33	93	320.8	337.2
Commercial	56	42	98	306.3	314.5
Total (1)	61%	34%	95%	$1,078.5	$1,084.9

	Six Months Ended June 30, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	52%	29%	81%	$420.2	$413.0
Personal	60	32	92	342.8	341.1
Commercial	58	41	99	508.8	358.9
Total (1)	62%	34%	96%	$1,303.5	$1,194.4

(1)  Includes results from consolidated reciprocals (in the second quarter of 2004 and all of 2005) and run-off operations (in all periods presented). Results from reciprocals are net of business assumed by OneBeacon, which is reported in Personal Lines.

Recent developments

   OneBeacon completed an internal study of its A&E exposures during the second quarter of 2005. Based on the study, OneBeacon increased its best estimate of incurred losses ceded to NICO by $353 million, net of underlying reinsurance ($841 million gross) to $2.1 billion, which is within the $2.5 billion limit provided by the NICO Cover. OneBeacon estimates that the range of reasonable outcomes around its best estimate is $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from its prior study conducted in 2003. Due to the NICO Cover, there was no impact to income or equity from the change in estimate. See CRITICAL ACCOUNTING ESTIMATES for a further discussion.

   On July 1, 2005, the Company announced that Mike Miller was appointed President & CEO of OneBeacon. He replaced John Cavoores, who left OneBeacon for personal reasons. Miller came to OneBeacon with over 24 years of insurance experience. He spent his first 14 years at Chubb Specialty and the last ten years at St. Paul, where he ran their specialty businesses. Most recently he was co-chief operating officer at St. Paul Travelers. He joined OneBeacon in April 2005 as Chief Operating Officer.

   On July 27, 2005 OneBeacon reached an agreement to sell its National Farmers Union Property and Casualty Company (NFU) subsidiary to QBE Insurance Group for approximately $142 million, subject to adjustment based on closing book value. The transaction includes NFU’s wholly-owned United Security Insurance Company subsidiary. OneBeacon acquired NFU in 1998. The company provides personal, farm and business insurance solutions mainly through a network of exclusive agents. 2004 net written premiums were $178 million and GAAP book value was $114 million as of June 30, 2005. Subject to regulatory approval, OneBeacon expects the sale to close in the fourth quarter of this year.

OneBeacon Results - Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

   OneBeacon’s pre-tax income for the second quarter of 2005 was $121 million compared to $95 million for the second quarter of 2004 and its GAAP combined ratio was 95% in both periods. Net written premiums for the second quarter of 2005 were $559 million, a decrease of 9% from 2004. The decrease in net written premiums resulted mainly from OneBeacon’s sale in late 2004 of the renewal rights to most of its New York commercial lines business (other than Atlantic

Mutual business) and from lower premiums in personal lines resulting from the softening market. Written premiums from consolidated insurance reciprocals also decreased when compared with the prior year period, due to increased competition in the automobile market in New Jersey. Specialty lines net written premiums increased primarily due to premiums from OneBeacon Specialty Property (OBSP) which commenced operations in the second quarter of 2004, offset by lower premiums at AutoOne Insurance.

   OneBeacon’s total revenues for the second quarter of 2005 decreased by 4% compared to the second quarter of 2004. Total revenues in the second quarter of 2004 included the remaining earned premium from the renewal rights agreement with Liberty Mutual which expired in late 2003. The decrease in premiums resulting from the sale of the New York commercial lines renewal rights also contributed to the decrease in total revenues. In addition, consolidated insurance reciprocals experienced lower earned premiums compared to the second quarter of 2004. Partially offsetting the decrease in earned premiums was a $38 million increase in net realized gains on investments for the second quarter of 2005 compared to the second quarter of 2004.

   OneBeacon’s total expenses for the second quarter of 2005 decreased 9% compared to the second quarter of 2004. Total underwriting costs were consistent year over year in relation to earned premium and were down from the prior year due to the decrease in earned premium described above.

   Specialty Lines. The specialty lines combined ratio for the second quarter of 2005 was 94%, compared to 84% in the second quarter of 2004, due mainly to increased loss and expense ratios at AutoOne Insurance. AutoOne Insurance’s business has experienced a significant change in the past year as LAD and take-out margins have eroded. Total written premiums for specialty lines were consistent for the three months ended June 30, 2005 compared to the same period in the prior year.

   Personal Lines. The combined ratio for personal lines for the second quarter of 2005 was 91%, a 3 point increase from 88% in the second quarter of 2004, as the loss ratio was up slightly in the 2005 period. Written premiums decreased 9% in the second quarter of 2005 to $166 million, compared to $183 million in the 2004 second quarter, mainly due to a shortfall in new business production in New England and New York along with a decrease in assumed premium from the quota share agreement with New Jersey Skylands Insurance Association.

   Commercial Lines. The combined ratio for commercial lines was 95% for the second quarter of 2005, a 3 point improvement from the second quarter of 2004, due primarily to a lower expense ratio resulting from lower commissions as well as expense reduction initiatives to streamline operations. Written premiums for commercial lines decreased 11% resulting primarily from the sale of the New York commercial lines renewal rights to.

OneBeacon Results - Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

   OneBeacon’s pre-tax income for the six months ended June 30, 2005 was $281 million, compared to pre-tax income of $238 million for the comparable 2004 period. The GAAP combined ratio was 95% for the first six months of 2005, compared to 96% for the comparable 2004 period. Net written premiums for the first six months of 2005 were $1.1 billion, a decrease of 17% from the comparable period last year. The decrease is primarily due to $135 million of non-recurring premiums included in the first six months of 2004 from unearned premiums acquired at the closing of OneBeacon’s acquisition of the renewal rights to Atlantic Mutual’s segmented commercial book. The decrease is also due to lower writings in commercial lines resulting from the sale of the New York commercial lines renewal rights.

   OneBeacon’s total revenues decreased by 6% in the six months ended June 30, 2005 compared with the same period in the prior year, due principally to a decrease in earned premiums resulting from the New York commercial lines renewal rights sale. The first six months of 2004 also included the remaining earned premium on business from the renewal rights agreement with Liberty Mutual which expired in late 2003. Partially offsetting the decrease in total revenues, net investment income for the first six months of 2005 increased 26% to $137 million compared to the first six months of 2004, resulting primarily from a $35 million special dividend from Montpelier in the 2005 period.

   OneBeacon’s total expenses decreased by 11% in the six months ended June 30, 2005 compared with the six month period in 2004. Total underwriting costs were consistent year over year in relation to earned premium and were down form the prior year due to the decrease in earned premium described above.

   The results of each of the three major lines of business for the six months ended June 30, 2005 and their comparison with the six months ended June 30, 2004 were consistent with those for the three months ended June 30, 2005 described above. The decrease in net written premiums for commercial lines is much higher for the six-month period as the first quarter of 2004 included a one-time acquisition of $135 million of unearned premiums acquired at the closing of OneBeacon’s acquisition of the renewal rights to Atlantic Mutual’s segmented commercial book.

White Mountains Re

   Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004

Gross written premiums	$421.3	$597.0	$1,036.0	$953.7
Net written premiums	$285.7	$414.8	$705.1	$618.2

Earned insurance and reinsurance premiums	$330.8	$353.0	$680.5	$557.5
Net investment income	38.3	30.1	70.2	41.6
Net realized investment gains	10.6	8.7	18.5	12.4
Other revenue	7.8	12.8	27.6	33.4
Total revenues	387.5	404.6	796.8	644.9
Losses and LAE	197.5	221.8	436.6	350.0
Insurance and reinsurance acquisition expenses	65.8	72.8	141.2	113.7
Other underwriting expenses	28.6	30.9	62.2	50.9
General and administrative expenses	4.0	3.3	6.3	6.5
Accretion of fair value adjustment to losses and LAE reserves	2.6	2.7	6.0	2.7
Interest expense on debt	.5	1.2	1.1	1.7
Total expenses	299.0	332.7	653.4	525.5
Pre-tax income	$88.5	$71.9	$143.4	$119.4
GAAP ratios:
Losses and LAE	60%	63%	64%	63%
Expense	28%	29%	30%	29%
Total Combined	88%	92%	94%	92%

White Mountains Re Results - Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

   Pre-tax income for White Mountains Re was $89 million for the second quarter of 2005, compared to $72 million for the second quarter of 2004. White Mountains Re has experienced favorable underwriting conditions for the past several underwriting years, however, increasing competition has begun to adversely impact pricing on certain classes of property and liability lines of business. For the three months ended June 30, 2005, gross written premiums decreased by $176 million, or 29%, and net written premiums decreased by $129 million, or 31%, over the comparable prior period.The decrease is primarily related to a refinement in the written premium estimation method used by Sirius International following its acquisition by White Mountains, which had the effect of increasing net written premiums in the second quarter of 2004. The refined written premium estimation method did not impact earned premiums, net income or shareholders’ equity. In addition, written premiums decreased due to the recent softness in the reinsurance market, which has led White Mountains Re to non-renew some business that did not meet its strict underwriting and profitability guidelines.

   White Mountains Re’s GAAP combined ratio was 88% for the three months ended June 30, 2005, compared to 92% for the three months ended June 30, 2004. The results of arbitrations and commutations of several run-off contracts had a positive impact of $6 million on the 2005 second quarter underwriting results. In addition, White Mountains Re benefitted from a one-time reduction in ceded reinsurance premiums of $14 million in the quarter. Partially offsetting these favorable items were additional losses recorded in the second quarter of 2005 related to 2004 property catastrophe events, the most significant of which was $11 million resulting from damage to oil rigs in the Gulf of Mexico caused by hurricane Ivan.

   White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission based on net underwriting profits on referred business. During the three months ended June 30, 2005 and 2004, White Mountains Re earned $14 million and $22 million, respectively, of fee income from Olympus. The decrease in fee income from the prior periods is due primarily to the hurricane Ivan activity recorded during the second quarter of 2005, which reduced the profit commission.

White Mountains Re Results - Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

   Pre-tax income for White Mountains Re was $143 million for the first six months of 2005 compared to $119 million for the first six months of 2004. White Mountains Re’s GAAP combined ratio was 94% for the six months ended June 30, 2005, compared to 92% for the six months ended June 30, 2004. For the six month period ended June 30, 2005, gross written premiums increased by $82 million, or 9%, and net written premiums increased by $87 million, or 14%, over the comparable prior year period. The increase was due to the acquisition of Sirius, which occurred in the second quarter of 2004, partially offset by decreased premium volume at both Sirius International and Folksamerica as a result of the recent softness in the reinsurance market.

   During the first six months of 2005, White Mountains Re recorded approximately $33 million in pre-tax losses, net of reinsurance (contributing approximately 5 points to the combined ratio for the six months), attributable to European storm Erwin, which affected northern Europe, particularly Scandinavia where Sirius International is a major reinsurer. There was no significant property catastrophe activity in the prior year period. Earnings from business segments not impacted by European storm Erwin have partially offset the impact of this catastrophe.

   During the six months ended June 30, 2005 and 2004, White Mountains Re earned $41 million and $48 million, respectively, of fee income from Olympus.

Esurance

   Esurance’s financial results and GAAP combined ratios for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004

Gross written premiums	$76.6	$44.5	$154.7	$89.5
Net written premiums	$76.1	$44.5	$153.6	$89.5

Earned insurance and reinsurance premiums	$71.3	$41.4	$131.2	$77.1
Net investment income	2.1	.9	4.2	1.3
Net realized gains (losses) on investments	1.2	(.1)	2.2	.4
Other revenue	.6	.3	1.5	.5
Total revenues	75.2	42.5	139.1	79.3
Losses and LAE	46.0	31.1	86.9	57.4
Insurance and reinsurance acquisition expenses	20.5	6.2	34.1	11.5
Other underwriting expenses	7.6	6.0	15.1	11.2
General and administrative expenses	(.1)	—	(.1)	—
Total expenses	74.0	43.3	136.0	80.1
Pre-tax income (loss)	$1.2	$(.8)	$3.1	$(.8)
GAAP ratios:
Losses and LAE	64%	75%	66%	75%
Expense	40%	30%	38%	29%
Total Combined	104%	105%	104%	104%

   Esurance had pre-tax income of $1 million in the second quarter and $3 million for the first six months of 2005, compared to a $1 million loss in both of the comparable periods of 2004. The GAAP combined ratio was 104% for both the three and six months ended June 30, 2005, essentially in line with the prior year. Net written premiums were up 71% and 72% for the second quarter and six months, respectively, from the comparable periods of 2004. As of June 30, 2005, Esurance’s in-force policy count totaled 165,000 policies, a 74% increase over June 30, 2004. Esurance continues to expand through offline marketing, including radio, television, and direct mail, along with online marketing and online agency channels. However, intense competition for new customers has resulted in higher acquisition costs and GAAP expense ratios. After Esurance’s recent launch in Tennessee, Esurance now writes business in 19 states. In the second quarter of 2005, Esurance’s largest states were California and Florida (each with 21% of direct premiums written), followed by Texas (8%), Michigan (7%), and New York (6%). Esurance’s 14 other states comprised 37% of direct premiums written in the second quarter of 2005.

   Esurance’s 104% combined ratio for the three months and six months ended June 30, 2005, was consistent with the comparable prior year periods. For the first half of 2005, Esurance’s loss ratio was 66%, an improvement over last year’s 75%. This improvement was driven by favorable results from Esurance’s proprietary auto insurance program and solid claims performance from Esurance’s in-house claims operation. Loss ratio improvement was also due to 2 points of favorable development on loss reserves. Esurance’s expense ratio increased to 40% and 38% for the second quarter and first six months of 2005, respectively, compared to 30% and 29% in the comparable 2004 periods, primarily due to higher advertising expenses.

Other Operations

   Other Operations consists of the operations of the Company and the Company’s intermediate subsidiary holding companies and the International American Group, as well as White Mountains’ investments in warrants of Montpelier and Symetra. A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004

Gross written premiums	$—	$—	$—	$—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$1.8	$.1	$1.8	$.1
Net investment income	14.7	4.2	66.8	11.9
Net realized investment gains (losses)	10.7	(17.4)	(6.9)	(27.5)
Other revenue (loss)	23.4	1.3	45.4	(6.0)
Total revenues (losses)	50.6	(11.8)	107.1	(21.5)
Losses and LAE	1.0	3.5	1.7	1.0
Insurance and reinsurance acquisition expenses	.1	—	.1	—
Other underwriting expenses	.6	.3	.9	.8
General and administrative expenses	36.7	21.6	55.8	58.2
Accretion of fair value adjustment to losses and LAE reserves	6.5	10.1	13.0	20.2
Interest expense on debt	10.8	10.6	21.5	21.3
Interest expense dividends and accretion on preferred stock subject to mandatory redemption	12.9	11.8	25.5	23.3
Total expenses	68.6	57.9	118.5	124.8
Pre-tax loss	$(18.0)	$(69.7)	$(11.4)	$(146.3)

   White Mountains’ capital raising and capital allocation activities are principally conducted through its holding companies. In this regard, the results of its Other Operations segment primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

   White Mountains’ Other Operations segment reported a pre-tax loss of $18 million for the second quarter of 2005, compared to a pre-tax loss of $70 million for the second quarter of 2004. The improvement for the quarter was in part due to a $17 million increase in net realized investment gains from the valuation of the Montpelier warrants (a $5 million gain in the 2005 quarter versus an $12 million loss in the 2004 quarter) and a $10 million increase in net investment income in the 2005 quarter, as the holding companies have more invested assets in 2005 than in 2004, due mainly to Berkshire’s exercise of warrants to acquire 1.7 million Common Shares for $294 million in June 2004.

   For the first six months of 2005 the segment reported a pre-tax loss of $11 million versus a loss of $146 million in the comparable period of 2004. In addition to the items affecting the second quarter noted above, the following first quarter items also contributed to the reduced pre-tax loss for the first six months of 2005: (i) the aforementioned special dividend from Montpelier in the 2005 quarter, $39 million of which was reported in this segment; (ii) a $14 million realized loss recorded in the 2004 first quarter from the impact currency fluctuations had on hedging the cost of funding for the Sirius acquisition; and (iii) a $14 million gain recorded in other revenues in the 2005 first quarter from the settlement of the Executive Life Insurance Company lawsuit in which White Mountains was a plaintiff.

II. Summary of Investment Results

Investment Philosophy

   White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains’ investment philosophy is to invest its assets with a view towards maximizing its after-tax total return over extended periods of time. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to perceived credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively monitoring and maintaining the average duration of the portfolio with the goal of achieving an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ investment portfolio mix as of June 30, 2005 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as some equity investments and limited partnerships. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time when balanced with leverage and insurance risk considerations. White Mountains seeks to maximize after-tax risk-adjusted returns over the long term.

Investment Returns

   The GAAP total return on invested assets for the second quarter of 2005 was 1%, while the return for the six months ended June 30, 2005 was 1.4%. Net investment income was $105 million in the quarter, up 12% from the second quarter of 2004, and was $279 million for the six months, up 70% from $164 million in 2004, primarily due to the Montpelier special dividend received in the first quarter of 2005. The bond market and dollar both rallied in the second quarter. The positive impact of the bond market rally on White Mountains’ fixed income results were partially offset by weakness in the Swedish krona and, to a lesser extent, the British pound. White Mountains’ equity results continued to significantly outperform the Standard & Poor’s 500 Index in the six months ended June 30, 2005.

Montpelier investment

   The following table details the book value effect of White Mountains’ total investment in Montpelier for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2005	2004	2005	2004
Net investment income, pre-tax	$4.8	$4.9	$83.8	$9.2
Net realized investment gains (losses), pre-tax	5.4	(11.5)	(15.0)	27.5
Total revenues, pre-tax	10.2	(6.6)	68.8	36.7
Taxes on net investment income and net realized investment gains (losses)	(1.9)	.5	(18.0)	(12.3)
Total revenues, after-tax	8.3	(6.1)	50.8	24.4
Change in net unrealized investment gains, after-tax	(2.3)	(8.8)	(15.4)	22.9
Equity in earnings of Montpelier, after-tax	—	—	—	11.0
Net after-tax change in book value from Montpelier investment	$6.0	$(14.9)	$35.4	$58.3

   During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax dividend income of $74.1 million in the quarter for this special dividend, in addition to $4.9 million in dividend income from Montpelier’s normal quarterly dividend. The special dividend resulted in a decrease in Montpelier’s stock price, which reduced the value of White Mountains’ investment in Montpelier’s common shares and warrants. As a result, White Mountains recorded investment losses of $20.4 million related to its Montpelier warrants and a $13.1 million decrease in after-tax unrealized gains related to its common share investment during the first quarter of 2005.

   During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a pre-tax realized gain of $35.2 million, and changed the method of accounting for its remaining Montpelier common stock to the fair value method, resulting in a $32.5 million increase in after-tax unrealized gains.

Impairment

   See Note 5 - Investments of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

   This report includes two non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance.

   Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra’s fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked-to-market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra’s intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 28.

   Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire Common Shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of fully converted tangible book value per share to book value per share is included on page 27.

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

   Operating subsidiary level. The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, the purchase of investments and dividend and tax sharing payments made to parent holding companies.

   Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’ insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.

   Management believes that White Mountains’ cash balances, cash flows from operations, routine sales of investments and the liquidity provided by its Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

Dividend Capacity

   Under the insurance laws of the states and jurisdictions under which White Mountains’ insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the ability of White Mountains’ insurance and reinsurance operating subsidiaries to pay dividends to the Company and certain of its intermediate holding companies:

OneBeacon:

   Based on 2004 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $325 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2004, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution.

   In addition, as of December 31, 2004, OneBeacon had $195 million of cash and investments outside of its regulated insurance operating subsidiaries available for distribution during 2005.

   During the first six months of 2005, OneBeacon paid dividends of $260 million to Fund American.

White Mountains Re:

   Based on December 31, 2004 statutory surplus of $917 million, Folksamerica Re would have the ability to pay approximately $92 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2004, Folksamerica Re had $17 million of earned surplus, therefore it could pay dividends of $17 million plus additional earned surplus reported during 2005, subject to the $92 million limitation discussed above. During the first six months of 2005, Folksamerica Re paid $15 million of cash dividends to its immediate parent.

   Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below). Currently, Sirius International has no unrestricted statutory surplus.

   As of December 31, 2004, WMU had $3 million of cash and investments available for distribution during 2005. In addition, WMU has the ability to distribute its 2005 earnings without restriction. During the six months of 2005, WMU paid $23 million of cash dividends to its immediate parent.

   As of December 31, 2004, White Mountains Re had approximately $97 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2005. During the first six months of 2005, White Mountains Re distributed $88 million of cash and investments from various holding companies to its immediate parent.

Safety Reserve

   In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, an amount equal to Sirius International’s safety reserve of $935 million at June 30, 2005, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as equity under GAAP and as restricted surplus under local statutory requirements. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

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

   One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2005 and December 31, 2004:

($ in millions)	June 30, 2005	December 31, 2004
Total investments	$10,091.2	$10,529.5
Cash	204.0	243.1
Investment in unconsolidated insurance affiliates	531.2	466.6
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(95.7)	(56.6)
Accounts receivable on unsettled investment sales	19.5	19.9
Accounts payable on unsettled investment purchases	(95.7)	(30.9)
Interest-bearing funds held by ceding companies (1)	397.5	516.9
Interest-bearing funds held under reinsurance treaties (2)	(97.8)	(105.1)
Net investment assets	$10,954.2	$11,583.4

Total common shareholders’ equity	$4,091.8	$3,883.9
Debt	777.6	783.3
Preferred stock subject to mandatory redemption	222.2	211.9
Unamortized goodwill of consolidated limited partnerships	(19.7)	(20.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(95.7)	(56.6)
Total tangible capital	$4,976.2	$4,802.5

Insurance float	$5,978.0	$6,780.9

Insurance float as a multiple of total tangible capital	1.2x	1.4x
Net investment assets as a multiple of total tangible capital	2.2x	2.4x

Insurance float as a multiple of common shareholders’ equity	1.5x	1.7x
Net investment assets as a multiple of common shareholders’ equity	2.7x	3.0x

(1)                                  Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(2)                                  Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

   White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims. The decrease in White Mountains’ insurance float position from December 31, 2004 to June 30, 2005 was principally due to the continued run-off of OneBeacon’s reserves, as described below, and incentive compensation payments made during the quarter.

   In the case of OneBeacon, the substantial amount of float initially acquired with the OneBeacon Acquisition has shrunk as a result of OneBeacon’s re-underwriting efforts and the effects of the Liberty Agreement. OneBeacon’s float is expected to continue to shrink during 2005 as older, long-tailed loss reserves are paid and are not replaced with the same level of current exposures and premium as those written in the past.

   It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

   The following table summarizes White Mountains’ capital structure as of June 30, 2005 and December 31, 2004:

$ in millions	June 30, 2005	December 31, 2004
Senior Notes, carrying value	$698.4	$698.3
Bank Facility	—	—
Other debt of operating subsidiaries (1)	79.2	85.0
Total debt	777.6	783.3

Preferred stock subject to mandatory redemption	222.2	211.9
Total common shareholders’ equity	4,091.8	3,883.9
Unamortized goodwill of consolidated limited partnerships	(19.7)	(20.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(95.7)	(56.6)
Total tangible capital	$4,976.2	$4,802.5

Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	16%	16%
Total debt and preferred stock to total tangible capital	20%	21%

(1) See Note 6 - Debt of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

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

   Fund American’s Senior Notes are currently rated “Baa2” (Adequate, the 9th highest of 21 ratings) with a stable outlook by Moody’s Investor Services and “BBB-” (Adequate, the 10th highest of 24 ratings) with a positive outlook by Standard & Poor’s and “BBB” (Good, the 9th highest of 24 ratings) with a stable outlook by Fitch Ratings. It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted. In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

   The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere. At June 30, 2005, White Mountains was in compliance with all of the covenants under the Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

   Fund American has a $400 million revolving credit facility (the “Bank Facility”), under which both Fund American and the Company are permitted borrowers. As of June 30, 2005, the Bank Facility, which matures in August 2009, was undrawn. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. The Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2005, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

   Detailed information concerning White Mountains’ liquidity and capital resource activities during the six months ended June 30, 2005 and 2004 follows:

For the six months ended June 30, 2005

Financing and Other Capital Activities

   During the first six months of 2005, White Mountains declared and paid dividends of $43 million, $14 million and $1 million to holders of Common Shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

   During the six months ended June 30, 2005, OneBeacon declared and paid dividends of $260 million to Fund American. Also during the six months ended June 30, 2005, White Mountains Re paid $88 million of dividends to its immediate parent.

Acquisitions and Dispositions

   On April 29, 2005, OneBeacon purchased a 284,000 square foot office facility located in Canton, MA for $23 million.

Other Liquidity and Capital Resource Activities

   During the six months ended June 30, 2005, the Company issued a total of 1,800 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $0.3 million in connection with these Option exercises.

   During the first quarter of 2005, White Mountains made payments totaling $235 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 212,611 performance shares at payout levels ranging from 135% to 180% of target.

   During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common stock and warrant investment in Montpelier. This dividend represented $5.50 per share and was in addition to Montpelier’s normal quarterly dividend of $.36 per share.

For the six months ended June 30, 2004

Financing and Other Capital Activities

   On June 29, 2004, Berkshire exercised of all of its warrants to purchase 1,724,200 Common Shares of White Mountains for $294.0 million. Berkshire bought the warrants in connection with the financing of White Mountains’ acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the original exercise price by approximately 2%.

   In March 2004, the Company declared and paid an annual dividend of $9.1 million to its common shareholders. For the six months ended June 30, 2004, White Mountains declared and paid dividends of $14 million and $1 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

   During the six months ended June 30, 2004, OneBeacon declared and paid a total of $70.0 million in cash dividends to Fund American. Also during the six months ended June 30, 2004, WMU paid a total of $55.0 million of dividends to its immediate parent.

Acquisitions and Dispositions

   On April 16, 2004, White Mountains completed the Sirius Acquisition for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition) which included $10.5 million of expenses incurred in connection with the acquisition.

   On March 31, 2004, White Mountains completed the acquisition of the Sierra Insurance Group from Sierra Health Services, Inc. White Mountains paid $76.2 million for the Sierra Insurance Group, which included $14.2 million in cash and a $62.0 million purchase note.

Other Liquidity and Capital Resource Activities

   During the six months ended June 30, 2004, the Company issued a total of 600 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $0.1 million in connection with these Option exercises. In addition, during the first quarter of 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon’s employee stock ownership plan. OneBeacon paid $13.2 million to the Company in consideration for these Common Shares.

   During the first quarter of 2004, White Mountains made payments amounting to $126.6 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 168,329 performance shares at payout levels ranging from 93% to 200% of target.

CRITICAL ACCOUNTING ESTIMATES

   Refer to the Company’s 2004 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates. That information is hereby supplemented as follows:

OneBeacon Asbestos and Environmental Reserves

   In June 2005, OneBeacon completed an internal study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. OneBeacon estimates that the range of reasonable outcomes around its best estimate is $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from its prior study conducted in 2003. Approximately $743 million of the estimated $2.1 billion of incurred losses have been paid by NICO through June 30, 2005. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

   The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead and sexual molestation, partially offset by reduced projections of ultimate hazardous waste losses. The ratio of reserves net of Third Party Recoverables for A&E losses at June 30, 2005 to trailing three year average paid loss and allocated LAE (known in the industry as the “survival ratio”) is 21.6 years including the remaining available protection under the NICO Cover.

   OneBeacon’s reserves for A&E losses at June 30, 2005 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law evolves, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from OneBeacon’s estimate of incurred A&E losses and Third Party Recoverables, future losses could utilize some or all of the $400 million of protection remaining under the NICO Cover.

RELATED PARTY TRANSACTION

   On June 20, 2005, the Company announced that it was restructuring its relationship with Prospector Partners LLC (“Prospector”) and John Gillespie, Prospector’s founder and managing member. Under the revised arrangement, Prospector will manage White Mountains’ common equity portfolios pursuant to an investment advisory agreement and will advise White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions pursuant to a consulting agreement.

   In addition, the revenue sharing arrangement that was established in June 2001, and amended and restated on January 1, 2003, between Prospector and Fund American is also being terminated.

   Mr. Gillespie remains a director of White Mountains, but is no longer be Deputy Chairman of the Board. In addition, three other WM Advisors equity professionals will no longer be employees of White Mountains.

   The Company’s fixed income and other portfolios will continue to be managed by WM Advisors.

   More information regarding the Company’s restructuring of its relationship with Prospector and John Gillespie is furnished in an 8-K filed with the Securities and Exchange Commission by the Company on June 20, 2005.

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

•      incurred losses and the adequacy of its losses and LAE reserves;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Refer to the Company’s 2004 Annual Report on Form 10-K , and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4. Controls and Procedures.

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

   There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2005.

Part II.       OTHER INFORMATION

Item 1.      Legal Proceedings.

       Refer to the Company’s 2004 Annual Report on Form 10-K , and in particular Item 3 - “Legal Proceedings” for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

       On April 13, 2005, the Company accepted 316 Common Shares from the holder of 1,000 restricted Common Shares in satisfaction of a income tax withholding payment made on the holder’s behalf upon the vesting of such shares. The Common Shares received by the Company were valued at the applicable New York Stock Exchange closing price on April 13, 2005 of $574.00 per Common Share.

Item 3.      Defaults Upon Senior Securities.

                 None.

Item 4.      Submission of Matters to a Vote of Security Holders.

       At the Company’s 2005 Annual General Meeting of Members, which was held on May 19, 2005 in Hamilton, Bermuda, the Company’s Members approved proposals (as further described in the Company’s 2005 Proxy Statement) calling for the Election of Four of the Company’s Directors to Class II (“Proposal I”), the Election of Directors of Sirius International Insurance Corporation (“Proposal II”), the Election of Directors of Sirius (Denmark) Forsikringsselskab A/S (“Proposal III”), the Election of Directors of Fund American Reinsurance Company, Ltd. and Scandinavian Reinsurance Company Ltd. (“Proposal IV”), the Election of Directors of any New Non-United States Operating Subsidiary (“Proposal V”), the Approval of Amendments to, and Performance Criteria in, the Company’s Long-Term Incentive Plan (“Proposal VI”) and the Approval of Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Accounting Firm (“Proposal VII”). As of March 21, 2005, the “Record Date” for the 2005 Annual Meeting, a total of 10,774,589 Common Shares were eligible to vote prior to consideration of the voting cut-back of all holders with 10% or more voting control in accordance with Bye-law 47 of the Company’s Bye-laws.

       With respect to Proposals I, II, III, IV and V, 6,658,431 votes, 6,439,651 votes, 6,438,631 votes, 6,562,548 votes and 6,448,108 votes were cast in favor of the proposals, respectively, and 65,212 votes, 283,992 votes, 285,012 votes, 161,095 votes and 275,535 votes were withheld, respectively. With respect to Proposals VI and VII, 5,985,771votes and 7,847,643 votes were cast in favor of the proposals, respectively, 664,723 votes and 20,039 votes were cast against the proposals, respectively, and 14,985 votes and 11,779 votes abstained, respectively. These results represent the number of Common Shares voted after taking into consideration the voting cut-back described above.

       In connection with Proposal I, John J. Byrne, George J. Gillespie, III, John D. Gillespie and Frank A. Olson were elected to the Company’s Board of Directors with terms ending in 2008. In connection with Proposal II, Messrs. Steven E. Fass, Gert Lindberg, Michael E. Maloney, Jan Silverudd, Goran Thorstensson and Michael E. Tyburski were elected to the Board of Directors of Sirius International Insurance Corporation. In connection with Proposal III, Messrs. Fass, John D. Liberator and Thorstensson were elected to the Board of Directors of Sirius (Denmark) Forsikringsselskab A/S. In connection with Proposal IV, Messrs. Fass, Anders Henriksson, Mark Kaplen, Maloney, Thorstensson and Tyburski were elected to the Boards of Directors of Fund American Reinsurance Company, Ltd. and Scandinavian Reinsurance Company Ltd. In connection with Proposal V, Messrs. Raymond Barrette and Fass were elected to any New Non-United States Operating Subsidiary that may be formed by the Company in the future.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

                 (a)      Exhibits

11 -	Statement Re Computation of Per Share Earnings*
31.1 -	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
31.2 -	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.
32.1 -	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       *        Not included as an exhibit as the information is contained elsewhere within this report. See Note 7 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: July 29, 2005	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer