Form 10-Q
period 2005-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2005-11-01
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐      No  ☒

As of October 28, 2005, 10,775,223 common shares with a par value of $1.00 per share (“Common Shares”) were outstanding (which includes 13,000 restricted Common Shares which were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets, September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income and Comprehensive Income, Three and Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Common Shareholders’ Equity, Nine Months Ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations - Three and Nine Months Ended September 30, 2005 and 2004	28

	Non-GAAP Financial Measures	39

	Liquidity and Capital Resources	40

	Critical Accounting Estimates	45

	Forward-Looking Statements	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Items 1 through 6.		47

SIGNATURES		48

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

(dollars in millions, except share amounts)	September 30, 2005	December 31, 2004
Assets
Fixed maturity investments, at fair value (amortized cost: $7,549.0 and $7,684.1)	$7,594.2	$7,900.0
Common equity securities, at fair value (cost: $829.5 and $775.9)	1,000.1	1,043.9
Short-term investments, at amortized cost (which approximates fair value)	1,027.3	1,058.2
Other investments (cost: $405.5 and $442.7)	507.1	527.4
Total investments	10,128.7	10,529.5
Cash	205.4	243.1
Reinsurance recoverable on unpaid losses	2,765.2	2,036.2
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	2,058.8	1,761.2
Reinsurance recoverable on paid losses	103.3	92.0
Insurance and reinsurance premiums receivable	1,039.7	942.2
Securities lending collateral	786.9	593.3
Funds held by ceding companies	707.6	943.8
Investments in unconsolidated insurance affiliates	486.8	466.6
Deferred tax asset	338.3	271.5
Deferred acquisition costs	308.3	308.2
Ceded unearned premiums	242.2	224.1
Accounts receivable on unsettled investment sales	27.0	19.9
Investment income accrued	91.0	102.4
Other assets	506.6	481.1
Total assets	$19,795.8	$19,015.1

Liabilities
Loss and loss adjustment expense reserves	$10,102.6	$9,398.5
Reserves for structured contracts	268.3	375.9
Unearned insurance and reinsurance premiums	1,717.9	1,739.4
Securities lending payable	786.9	593.3
Debt	775.2	783.3
Deferred tax liability	281.7	316.3
Ceded reinsurance payable	219.1	201.4
Funds held under reinsurance treaties	169.9	155.4
Accounts payable on unsettled investment purchases	162.8	30.9
Other liabilities	1,200.7	1,324.9
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	207.9	191.9
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	15,913.0	15,131.2

Common shareholders’ equity
Common Shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,773,723 and 10,772,789 shares	10.8	10.8
Paid-in surplus	1,718.5	1,719.2
Retained earnings	1,888.0	1,695.9
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	288.8	416.1
Net unrealized foreign currency translation gains (losses)	(18.5)	48.5
Minimum pension liability	(2.4)	(2.4)
Unearned compensation - restricted Common Share awards	(2.4)	(4.2)
Total common shareholders’ equity	3,882.8	3,883.9
Total liabilities and common shareholders’ equity	$19,795.8	$19,015.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

(dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Earned insurance and reinsurance premiums	$982.4	$992.3	$2,880.8	$2,821.4
Net investment income	110.8	83.4	389.3	247.6
Net realized investment gains	18.9	53.6	119.3	109.8
Other revenue	65.5	34.3	184.4	126.1
Total revenues	1,177.6	1,163.6	3,573.8	3,304.9

Expenses:
Loss and loss adjustment expenses	929.6	787.8	2,119.1	1,934.5
Insurance and reinsurance acquisition expenses	199.7	203.6	572.9	545.2
Other underwriting expenses	105.7	137.5	356.2	386.7
General and administrative expenses	39.5	78.4	138.7	202.4
Accretion of fair value adjustment to loss and loss adjustment expense reserves	9.1	10.2	28.1	33.1
Interest expense on debt	11.5	12.2	34.8	35.6
Interest expense - dividends on preferred stock subject to mandatory redemption	7.6	7.5	22.7	22.7
Interest expense - accretion on preferred stock subject to mandatory redemption	5.7	4.5	16.1	12.6
Total expenses	1,308.4	1,241.7	3,288.6	3,172.8

Pre-tax income (loss)	(130.8)	(78.1)	285.2	132.1
Income tax benefit (provision)	55.6	23.6	(56.1)	(65.7)
Net income (loss) before equity in earnings of unconsolidated affiliates and extraordinary items	(75.2)	(54.5)	229.1	66.4
Equity in earnings of unconsolidated insurance affiliates	8.9	3.7	27.7	26.8
Net income (loss) before extraordinary item	(66.3)	(50.8)	256.8	93.2
Excess of fair value of acquired net assets over cost	—	40.7	—	160.7
Net income (loss)	(66.3)	(10.1)	256.8	253.9
Change in net unrealized gains and losses for investments held	(66.9)	165.1	.3	154.8
Change in foreign currency translation	1.6	(.1)	(67.0)	8.6
Recognition of net unrealized gains and losses for investments sold	(55.5)	(33.7)	(127.6)	(63.6)
Comprehensive net income (loss)	$(187.1)	$121.2	$62.5	$353.7

Basic earnings per share:
Net income (loss) before extraordinary item	$(6.16)	$(4.72)	$23.87	$9.70
Net income (loss)	(6.16)	(.94)	23.87	26.41

Diluted earnings per share:
Net income (loss) before extraordinary item	$(6.16)	$(4.72)	$23.73	$8.93
Net income (loss)	(6.16)	(.94)	23.73	24.44
Dividends declared and paid per Common Share	$2.00	$—	$6.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

(millions)	Common shareholders’ equity	Common Shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax	Unearned compensation

Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

Net income	256.8	—	256.8	—	—
Other comprehensive income, after-tax	(194.3)	—	—	(194.3)	—
Dividends declared on Common Shares	(64.6)	—	(64.6)	—	—
Changes to accrued option expense	(.6)	(.6)	—	—	—
Issuances of Common Shares	.3	.3	—	—	—
Repurchases and retirements of Common Shares	(.5)	(.4)	(.1)	—	—
Amortization and cancellation of restricted Common Share awards	1.8	—	—	—	1.8

Balances at September 30, 2005	$3,882.8	$1,729.3	$1,888.0	$267.9	$(2.4)

(millions)	Common shareholders’ equity	Common Shares and paid-in Surplus	Retained earnings	Accum. other Comprehensive income, after-tax	Unearned compensation

Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)

Net income	253.9	—	253.9	—	—
Other comprehensive income, after-tax	99.8	—	—	99.8	—
Dividends declared on Common Shares	(9.1)	—	(9.1)	—	—
Changes to accrued option expense	3.5	3.5	—	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of Common Shares	13.3	18.0	—	—	(4.7)
Repurchases and retirements of Common Shares	(.1)	(.1)	—	—	—
Amortization of restricted Common Share awards	1.4	—	—	—	1.4

Balances at September 30, 2004	$3,635.9	$1,724.0	$1,531.2	$385.5	$(4.8)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(millions)	2005	2004
Cash flows from operations:
Net income	$256.8	$253.9
Charges (credits) to reconcile net income to cash flows used for operations:
Excess of fair value of acquired net assets over cost	—	(160.7)
Net realized investment gains	(119.3)	(109.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	1,018.8	(506.4)
Net change in funds held under reinsurance treaties	244.7	(80.1)
Net change in reinsurance recoverable on paid and unpaid losses	(1,132.3)	203.1
Net change in insurance and reinsurance premiums receivable	(164.6)	(92.9)
Net change in reserves for structured contracts	(107.0)	(32.2)
Net change in deferred acquisition costs	(17.7)	(68.3)
Net change in other assets and liabilities	(11.3)	86.0
Net cash used for operations	(31.9)	(507.4)

Cash flows from investing activities:
Net change in short-term investments	(21.4)	(8.3)
Sales of fixed maturity investments	4,345.9	4,699.3
Maturities of fixed maturity investments	722.9	1,259.4
Sales of common equity securities and other investments	451.8	596.5
Net change in unsettled investment purchases and sales	124.9	70.0
Purchases of common equity securities and other investments	(390.7)	(423.4)
Purchases of fixed maturity investments	(5,286.6)	(5,391.7)
Sales of consolidated affiliates, net of cash sold	180.6	22.1
Sale of Montpelier common shares	—	155.3
Purchases of consolidated affiliates, net of cash acquired	—	(458.5)
Investment in unconsolidated insurance affiliate	—	(194.7)
Net acquisitions of property and equipment	(36.4)	(14.5)
Net cash provided from investing activities	91.0	311.5

Cash flows from financing activities:
Repayments of debt	—	(25.0)
Cash dividends paid to common shareholders	(64.6)	(9.1)
Cash dividends paid to preferred shareholders	(22.7)	(22.7)
Proceeds from issuances of Common Shares	.3	13.3
Proceeds from exercise of warrants to acquire Common Shares	—	294.0
Net cash (used for) provided from financing activities	(87.0)	250.5
Effect of exchange rate changes on cash	(9.8)	—
Net (decrease) increase in cash during the period	(37.7)	54.6
Cash balances at beginning of period	243.1	89.9
Cash balances at end of period	$205.4	$144.5
Supplemental cash flows information:
Interest paid	$21.7	$23.0
Net income taxes paid	8.6	69.0

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

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers lead reinsurance capacity for property, casualty, accident & health and marine exposures on a worldwide basis through its reinsurance subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its parent, Folksamerica Holding Company, “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”), which has been a wholly-owned subsidiary of White Mountains since 2004. White Mountains’ reinsurance operations also include its wholly-owned subsidiaries, White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, “WMU”). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since 2000, markets personal auto insurance directly to consumers online and through select online agents.

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

Note 2.  Acquisitions and Dispositions

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

Supplemental unaudited pro forma condensed combined income statement information for the nine months ended September 30, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, follows:

(Unaudited) Millions, except per share amounts	Pro Forma Nine Months Ended September 30, 2004
Total revenues	$3,451.6

Income before extraordinary items	$128.4

Net income	$289.1

Earnings per share:
Pro forma net income - basic	$30.07
Pro forma net income - diluted	$27.84

The unaudited pro forma information presented above for the nine months ended September 30, 2004 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Other

On September 30, 2005, OneBeacon sold National Farmers Union Property and Casualty Company (“NFU”) to QBE Insurance Group for $138.3 million in cash and recognized a gain of approximately $28 million ($23 million after-tax) on the sale through other revenues.

On September 30, 2005, Folksamerica sold one of its subsidiaries, California Indemnity Insurance Company (“CIIC”), for total proceeds of $19.8 million, $19.3 million of which was paid in cash, and recognized a gain of approximately $5.0 million ($3.3 million after-tax) on the sale through other revenues.

On August 2, 2005, OneBeacon sold one of its subsidiaries, Traders and Pacific Insurance Company (“TPIC”), to Endurance Reinsurance for $23.4 million in cash and recognized a gain of approximately $8 million ($5 million after-tax) on the sale through other revenues.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004
Gross beginning balance	$9,535.8	$9,329.1	$9,398.5	$7,728.2
Less beginning reinsurance recoverable on unpaid losses	(4,403.5)	(3,733.3)	(3,797.4)	(3,473.8)
Net loss and LAE reserves	5,132.3	5,595.8	5,601.1	4,254.4

Loss and LAE reserves sold - NFU	(95.9)	—	(95.9)	—
Loss and LAE reserves sold - TPIC	(11.8)	—	(11.8)	—
Loss and LAE reserves sold - Peninsula Insurance Company	—	—	—	(17.0)
Loss and LAE reserves acquired - Sirius (1)	—	—	—	1,328.9
Loss and LAE reserves acquired - Sierra Insurance Group (1)	—	—	—	244.4
Loss and LAE reserves consolidated - New Jersey Skylands Insurance Association	—	—	—	62.1
Loss and LAE incurred relating to:
Current year losses	884.4	746.7	2,075.2	1,862.3
Prior year losses (2)	45.2	41.1	43.9	72.2
Total incurred losses and LAE	929.6	787.8	2,119.1	1,934.5

Accretion of fair value adjustment to loss and LAE reserves	9.1	10.2	28.1	33.1
Foreign currency translation adjustment to loss and LAE reserves	(3.2)	(3.9)	(31.4)	4.1

Loss and LAE paid relating to:
Current year losses	(217.2)	(332.4)	(509.3)	(591.8)
Prior year losses	(464.3)	(437.2)	(1,821.3)	(1,632.4)
Total loss and LAE payments	(681.5)	(769.6)	(2,330.6)	(2,224.2)

Net ending balance	5,278.6	5,620.3	5,278.6	5,620.3
Plus ending reinsurance recoverable on unpaid losses	4,824.0	3,913.6	4,824.0	3,913.6
Gross ending balance	$10,102.6	$9,533.9	$10,102.6	$9,533.9

(1)   Reinsurance recoverables on unpaid losses acquired in the Sirius and Sierra Insurance Group acquisitions totalled $283.8 million and $162.5 million, respectively.

(2)   During the three and nine months ended September 30, 2005, White Mountains Re recorded $2 million and $8 million of unfavorable development on its workers compensation reserves, respectively, relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6).

During the three and nine months ended September 30, 2005, White Mountains experienced $45.2 million and $43.9 million, respectively, of unfavorable development on prior accident year loss reserves. The majority of the adverse development resulted from a ground-up study of Folksamerica’s exposure to asbestos claims that was completed in the 2005 third quarter. The study examined losses incurred by all insureds that had reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica’s exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005. Substantially all of this increase was offset by favorable activity recorded in the third quarter of 2005 related to the 2005 and 2004 underwriting years.

During the three and nine months ended September 30, 2004, White Mountains experienced $41.1 million and $72.2 million, respectively, of net unfavorable loss reserve development on prior accident year loss reserves, principally due to emerging claims experienced in OneBeacon’s run-off operations and increases in reserves at OneBeacon as a result of audits of national account and program claims administered by third parties.

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius’ acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $9.1 million and $28.1 million of such charges, recorded as loss and LAE, for the three and nine months ended September 30, 2005, respectively, and $10.2 million and $33.1 million of such charges for the three and nine months ended September 30, 2004, respectively.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2005, OneBeacon had $29.0 million of reinsurance recoverables on paid losses and $3,380.5 million (gross of $265.6 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers(1) (dollars in millions)	Balance at Sept. 30, 2005	% of Total	A.M. Best Rating (2)
Subsidiaries of Berkshire (NICO and GRC) (3)	$2,382.0	70%	A	++
Liberty Mutual Insurance Group and subsidiaries (4)	97.7	3	A
American Re-Insurance Company	54.9	2	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	53.4	2	A	+
Swiss Re	28.2	1	A	+

(1)   OneBeacon also has an additional $449 million of Third Party Recoverables (as defined below) from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

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

(4)   At September 30, 2005, OneBeacon had assumed balances payable and expenses payable of approximately $15.1 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

In June 2005, OneBeacon completed an internal study of its asbestos and environmental (“A&E”) exposures. Based on the results of the study, OneBeacon increased its best estimate of its incurred losses ceded to National Indemnity Company (“NICO”) by $353 million, net of underlying reinsurance ($841 million gross) to $2.1 billion. Due to the NICO Cover (as defined below), there was no impact to income or equity from the change in the estimate. See Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - CRITICAL ACCOUNTING ESTIMATES for a detailed discussion of the results of this study.

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

Under the terms of the NICO Cover, NICO receives reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2005 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $759 million of these incurred losses have been paid by NICO through September 30, 2005. At September 30, 2005, $31.7 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At September 30, 2005, White Mountains Re had $74.0 million of reinsurance recoverables on paid losses and $1,693.2 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re is selective with its reinsurers, placing reinsurance with only those reinsurers having strong financial condition. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. Amounts due from certain of its reinsurers, including Olympus Reinsurance Company (“Olympus”), London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. (“London Life”) and Imagine Insurance Company, Limited (“Imagine Re”), are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (dollars in millions)	Balance at September 30, 2005	% of Total	A.M. Best Rating (1)		% Collateralized
Olympus	$705.6	40%	B	+	102%
Imagine Re	221.6	13	A	-	103
London Life	130.8	7	A		109
Subsidiaries of Berkshire (GRC & affiliates)	80.8	5	A	++	22
St. Paul Travelers	58.6	3	A		—

(1)   A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), “A-” (Excellent, which is the fourth highest of fifteen ratings) and “B+” (Very Good, which is the sixth highest of fifteen ratings).

At September 30, 2005, White Mountains Re had $705.6 million of reinsurance recoverables from Olympus. Included in this amount is $457.2 million recorded in the third quarter of 2005 related to hurricanes Katrina and Rita. As a result of these property catastrophe events in the third quarter of 2005, Olympus’ rating was downgraded by A.M. Best from A- to B+. White Mountains Re’s reinsurance recoverables from Olympus are fully collateralized, in the form of assets in a trust, funds held and offsetting balances payable. During October 2005, Olympus provided additional collateral to White Mountains Re, which increased their collateralized position to 115% of the balance of reinsurance recoverable from Olympus.

Note 5.  Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004
Investment income:
Fixed maturity investments	$81.8	$80.4	$248.1	$216.9
Short-term investments	16.7	3.6	37.8	9.8
Common equity securities	4.0	.8	52.4	17.5
Other	11.4	1.0	60.8	8.5
Total investment income	113.9	85.8	399.1	252.7
Less investment expenses	(3.1)	(2.4)	(9.8)	(5.1)
Net investment income, pre-tax	$110.8	$83.4	$389.3	$247.6

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. For the three and nine months ended September 30, 2005, White Mountains also recorded an aggregate of $4.9 million and $14.7 million, respectively, in pre-tax investment income from Montpelier’s regular quarterly dividend.

The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004
Fixed maturity investments	$10.9	$7.0	$43.1	$18.7
Common equity securities	55.7	22.3	120.9	48.5
Montpelier common shares	—	—	—	35.2
Other investments	(47.7)	24.3	(44.7)	7.4
Net realized investment gains, pre-tax	$18.9	$53.6	$119.3	$109.8

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), White Mountains accounts for its Montpelier warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment losses of $60.9 million for the three months ended September 30, 2005 and investment losses of $75.9 million for the nine months ended September 30, 2005 and investment gains of $10.9 million and $3.2 million for the three and nine months ended September 30, 2004 related to its Montpelier warrants.

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

The following table summarizes the carrying value of White Mountains’ investment in Montpelier as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
Millions	Shares	Fair Value	Shares	Fair Value
Montpelier
Common shares	6.3	$152.4	6.3	$235.4
Warrants to acquire common shares	7.2	84.9	7.2	160.9
Total investment in Montpelier	13.5	$237.3	13.5	$396.3

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates at September 30, 2005 and December 31, 2004 were as follows:

Millions	September 30, 2005	December 31, 2004
Investment securities:
Gross unrealized investment gains	$463.8	$551.7
Gross unrealized investment losses	(101.1)	(26.3)
Net unrealized gains from investment securities	362.7	525.4
Net unrealized gains from investments in unconsolidated insurance affiliates	47.9	67.2
Total net unrealized investment gains, before tax	410.6	592.6
Income taxes attributable to such gains	(121.8)	(176.5)
Total net unrealized investment gains, after-tax	$288.8	$416.1

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of September 30, 2005 (excluding short-term investments):

	September 30, 2005
Dollars in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	320	204	93	617
Market value	$2,738.7	$1,456.5	$524.6	$4,719.8
Amortized cost	$2,768.0	$1,488.7	$536.9	$4,793.6
Unrealized loss	$(29.3)	$(32.2)	$(12.3)	$(73.8)
Common equity securities:
Number of positions	35	8	—	43
Market value	$223.0	$5.3	$—	$228.3
Cost	$245.7	$6.3	$—	$252.0
Unrealized loss	$(22.7)	$(1.0)	$—	$(23.7)
Other investments:
Number of positions	10	1	1	12
Market value	$11.8	$0.4	$1.6	$13.8
Cost	$15.3	$0.4	$1.7	$17.4
Unrealized loss	$(3.5)	$—	$(0.1)	$(3.6)
Total:
Number of positions	365	213	94	672
Market value	$2,973.5	$1,462.2	$526.2	$4,961.9
Amortized cost	$3,029.0	$1,495.4	$538.6	$5,063.0
Unrealized loss	$(55.5)	$(33.2)	$(12.4)	$(101.1)
% of total gross unrealized losses	54.9%	32.7%	12.4%	100.0%

For the nine months ended September 30, 2005, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2005 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2005 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of September 30, 2005, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2005 and December 31, 2004 consisted of the following:

Millions	September 30, 2005	December 31, 2004
Senior unsecured notes (“Senior Notes”), at face value	$700.0	$700.0
Unamortized original issue discount	(1.6)	(1.7)
Senior Notes, carrying value	698.4	698.3

$400 million revolving credit facility (“Bank Facility”)	—	—
Sierra Insurance Group Note	41.8	50.0
Atlantic Specialty Note	20.0	20.0
Other debt	15.0	15.0
Total debt	$775.2	$783.3

In connection with its acquisition of the Sierra Insurance Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the “Sierra Insurance Group Note”), $58.0 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. Since the closing of this acquisition, the Sierra Insurance Group Note has been reduced by $20.2 million as a result of adverse development on the acquired reserves and run-off of unearned premium, $8.2 million of which occurred during 2005.

Note 7.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of Common Shares outstanding excluding unearned restricted Common Shares (“Restricted Shares”), which are being fully expensed over the vesting period and were anti-dilutive for all periods presented. Diluted earnings per share amounts are based on the weighted average number of Common Shares and the net effect of potentially dilutive Common Shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per share numerators (in millions):
Net income (loss) before extraordinary item	$(66.3)	$(50.8)	$256.8	93.2
Extraordinary item - excess of fair value of acquired net assets over cost	—	40.7	—	160.7
Net income (loss)	$(66.3)	$(10.1)	$256.8	$253.9
Diluted earnings per share numerators (in millions):
Net income (loss) before extraordinary item	$(66.3)	$(50.8)	$256.8	$93.2
Other effects on diluted earnings (1)	—	—	(.6)	(.8)
Adjusted net income (loss) before extraordinary item	$(66.3)	$(50.8)	$256.2	$92.4
Extraordinary item - excess of fair value of acquired net assets over cost	—	40.7	—	160.7
Adjusted net income (loss)	$(66.3)	$(10.1)	$256.2	$253.1
Earnings per share denominators (in thousands):
Basic earnings per share denominator (average Common Shares outstanding)	10,761	10,754	10,760	9,616
Average outstanding dilutive options and Warrants	—	—	35	742
Diluted earnings per share denominator (2)	10,761	10,754	10,795	10,358
Basic earnings per share (in dollars):
Net income (loss) before extraordinary item	$(6.16)	$(4.72)	$23.87	$9.70
Extraordinary item - excess of fair value of acquired net assets over cost	—	3.78	—	16.71
Net income (loss)	$(6.16)	$(.94)	$23.87	$26.41
Diluted earnings per share (in dollars):
Net income (loss) before extraordinary item	$(6.16)	$(4.72)	$23.73	$8.93
Extraordinary item - excess of fair value of acquired net assets over cost	—	3.78	—	15.51
Net income (loss)	$(6.16)	$(.94)	$23.73	$24.44

(1)   The diluted earnings per share numerator for the nine months ended September 30, 2005 has been adjusted to exclude an income statement credit associated with outstanding options to acquire Common Shares (see note below). The diluted earnings per share numerator for the nine months ended September 30, 2004 has been adjusted to exclude a portion of White Mountains’ equity in earnings of unconsolidated affiliates, which is reflective of dilution in Montpelier’s earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are in-the-money. As of March 31, 2004, White Mountains changed its method of accounting for its investment in Montpelier from equity accounting to fair value, therefore, this adjustment is only applicable for the nine months ended September 30, 2004.

(2)   The diluted earnings per share denominator for the nine months ended September 30, 2005 includes the effects of options to acquire an average of 45,068 Common Shares at an average strike price of $144.26 per Common Share. The options were not dilutive during any other periods presented. The diluted earnings per share denominator for th nine months ended September 30, 2004 includes the effects of warrants to acquire an average of 1,138,979 Common Shares at an average strike price of $173.99 per Common Share. The warrants were fully exercised on June 29, 2004, therefore, this adjustment is not applicable for periods thereafter.

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended September 30, 2005
Earned insurance and reinsurance premiums	$537.1	$363.5	$81.8	$—	$982.4
Net investment income	54.4	38.9	2.3	15.2	110.8
Net realized investment gains (losses)	60.0	12.5	1.1	(54.7)	18.9
Other revenue	54.5	2.8	.8	7.4	65.5
Total revenues	706.0	417.7	86.0	(32.1)	1,177.6
Losses and LAE	396.2	478.2	54.6	.6	929.6
Insurance and reinsurance acquisition expenses	102.2	69.6	27.9	—	199.7
Other underwriting expenses	75.5	19.9	9.9	.4	105.7
General and administrative expenses	15.5	2.7	.1	21.2	39.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	—	6.5	9.1
Interest expense on debt	.4	.6	—	10.5	11.5
Interest expense on preferred stock subject to mandatory redemption	—	—	—	13.3	13.3
Total expenses	589.8	573.6	92.5	52.5	1,308.4
Pre-tax income (loss)	$116.2	$(155.9)	$(6.5)	$(84.6)	$(130.8)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Nine months ended September 30, 2005
Earned insurance and reinsurance premiums	$1,622.0	$1,044.0	$213.0	$1.8	$2,880.8
Net investment income	191.7	109.1	6.5	82.0	389.3
Net realized investment gains (losses)	146.6	31.0	3.3	(61.6)	119.3
Other revenue	98.9	30.4	2.3	52.8	184.4
Total revenues	2,059.2	1,214.5	225.1	75.0	3,573.8
Losses and LAE	1,060.5	914.8	141.5	2.3	2,119.1
Insurance and reinsurance acquisition expenses	300.0	210.8	62.0	.1	572.9
Other underwriting expenses	247.8	82.1	25.0	1.3	356.2
General and administrative expenses	52.7	9.0	—	77.0	138.7
Accretion of fair value adjustment to loss and LAE reserves	—	8.6	—	19.5	28.1
Interest expense on debt	1.1	1.7	—	32.0	34.8
Interest expense on preferred stock subject to mandatory redemption	—	—	—	38.8	38.8
Total expenses	1,662.1	1,227.0	228.5	171.0	3,288.6
Pre-tax income (loss)	$397.1	$(12.5)	$(3.4)	$(96.0)	$285.2

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended September 30, 2004
Earned insurance and reinsurance premiums	$600.1	$345.9	$46.4	$(.1)	$992.3
Net investment income	52.3	18.6	.9	11.6	83.4
Net realized investment gains (losses)	36.1	(3.4)	.2	20.7	53.6
Other revenue (loss)	29.1	(10.4)	.8	14.8	34.3
Total revenues	717.6	350.7	48.3	47.0	1,163.6
Losses and LAE	441.9	305.3	31.6	9.0	787.8
Insurance and reinsurance acquisition expenses	111.7	83.5	8.4	—	203.6
Other underwriting expenses	97.7	32.2	7.1	.5	137.5
General and administrative expenses	31.5	5.1	.3	41.5	78.4
Accretion of fair value adjustment to loss and LAE reserves	—	3.7	—	6.5	10.2
Interest expense on debt	.3	1.0	—	10.9	12.2
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.0	12.0
Total expenses	683.1	430.8	47.4	80.4	1,241.7
Pre-tax income (loss)	$34.5	$(80.1)	$.9	$(33.4)	$(78.1)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Nine months ended September 30, 2004
Earned insurance and reinsurance premiums	$1,794.5	$903.4	$123.5	$—	$2,821.4
Net investment income	161.7	60.2	2.2	23.5	247.6
Net realized investment gains (losses)	107.0	9.0	.6	(6.8)	109.8
Other revenue	93.0	23.0	1.3	8.8	126.1
Total revenues	2,156.2	995.6	127.6	25.5	3,304.9
Losses and LAE	1,180.2	655.3	89.0	10.0	1,934.5
Insurance and reinsurance acquisition expenses	328.1	197.2	19.9	—	545.2
Other underwriting expenses	284.0	83.1	18.3	1.3	386.7
General and administrative expenses	90.8	11.6	.3	99.7	202.4
Accretion of fair value adjustment to loss and LAE reserves	—	6.4	—	26.7	33.1
Interest expense on debt	.7	2.7	—	32.2	35.6
Interest expense on preferred stock subject to mandatory redemption	—	—	—	35.3	35.3
Total expenses	1,883.8	956.3	127.5	205.2	3,172.8
Pre-tax income (loss)	$272.4	$39.3	$.1	$(179.7)	$132.1

Note 9.  Share-Based Compensation

White Mountains’ share-based compensation plans consist primarily of performance shares with limited use of Restricted Shares and a one-time grant of incentive stock options with an escalating exercise price to acquire Common Shares (“Options”). Such plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable upon achievement of pre-defined business goals and the cost of these awards, which is based on the market value of Common Shares, is expensed over the service period (typically three years). Performance shares are typically paid in cash, though they may be paid in Common Shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company’s deferred compensation plans.

White Mountains expenses all its share-based compensation, including its outstanding Options and Restricted Shares. White Mountains recorded compensation charges (credits) of ($8.1) million and $24.7 million for outstanding performance shares during the three and nine months ended September 30, 2005, respectively, and $42.7 million and $125.6 million for outstanding performance shares for the three and nine months ended September 30, 2004, respectively. Compensation expense charged to earnings for Restricted Shares was $.4 million and $1.5 million for the three and nine months ended September 30, 2005, respectively, and $.6 million and $1.4 million for the three and nine months ended September 30, 2004, respectively. During the 2005 third quarter, the Company cancelled and retired 1,000 Restricted Shares that were forfeited by a former employee. Compensation charges (credits) recorded for Options were ($.7) million and ($.6) million for the three and nine months ended September 30, 2005, respectively, and $1.0 million and $3.5 million for the three and nine months ended September 30, 2004, respectively. At September 30, 2005, the Company had 44,280 Options outstanding (8,280 of which were exercisable) with an exercise price of $147.10 per Common Share. During the nine months ended September 30, 2005, 2,250 Options were exercised at an average exercise price of $142.11 per Common Share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except per share amounts	2005	2004	2005	2004
Net income (loss), as reported	$(66.3)	$(10.1)	$256.8	$253.9
Add: Option (income) expense included in reported net income	(.7)	1.0	(.6)	3.5
Deduct: Option expense determined under fair value based method	—	—	(.1)	(.1)
Net income (loss), pro forma	$(67.0)	$(9.1)	$256.1	$257.3

Earnings per share:
Basic - as reported	$(6.16)	$(.94)	$23.87	$26.41
Basic - pro forma	(6.23)	(.85)	23.80	26.76
Diluted - as reported	(6.16)	(.94)	23.73	24.44
Diluted - pro forma	(6.23)	(.85)	23.72	24.77

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

The following table provides summary financial amounts recorded by White Mountains during the three and nine months ended September 30, 2005 relating to its investment in Symetra:

Millions	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of December 31, 2004	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	6.8	—	6.8
Net unrealized losses from Symetra’s equity portfolio	(0.1)	—	(0.1)
Net unrealized losses from Symetra’s fixed maturity portfolio	(24.5)	—	(24.5)
Increase in value of warrants	—	2.1	2.1
Carrying value of investment in Symetra as of March 31, 2005	249.9	39.4	289.3
Equity in earnings of Symetra (1)	7.5	—	7.5
Net unrealized gains from Symetra’s equity portfolio	—	—	—
Net unrealized gains from Symetra’s fixed maturity portfolio	63.6	—	63.6
Increase in value of warrants	—	1.5	1.5
Carrying value of investment in Symetra as of June 30, 2005	321.0	40.9	361.9
Equity in earnings of Symetra (1)	6.1	—	6.1
Net unrealized gains from Symetra’s equity portfolio	.7	—	.7
Net unrealized losses from Symetra’s fixed maturity portfolio	(56.3)	—	(56.3)
Increase in value of warrants	—	3.7	3.7
Carrying value of investment in Symetra as of September 30, 2005	$271.5	$44.6	$316.1

(1) Equity in earnings is net of tax of $0.

The following table provides summary financial amounts recorded by White Mountains during the three months ended September 30, 2004 relating to its investment in Symetra:

Millions	Common Shares	Warrants	Total
Initial value of investment in Symetra at closing, August 2, 2004	$159.3	$35.4	$194.7
Extraordinary gain - excess of fair value of acquired net assets over cost	40.7	—	40.7
Equity in earnings of Symetra (1)	4.4	—	4.4
Net unrealized gains from Symetra’s equity portfolio	.3	—	.3
Net unrealized gains from Symetra’s fixed maturity portfolio	48.1	—	48.1
Increase in value of warrants	—	.4	.4
Carrying value of investment in Symetra as of September 30, 2004	$252.8	$35.8	$288.6

(1) Equity in earnings is net of tax of $0.

MSA

White Mountains owns 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a stock subsidiary of National Grange Mutual, and accounts for this investment using the equity method of accounting. For the three and nine months ended September 30, 2005, White Mountains recorded after-tax net income of $2.8 million and $7.3 million, respectively, from its investment in MSA. For the three and nine months ended September 30, 2005, White Mountains recorded ($1.8) million and ($3.9) million of after-tax equity in MSA’s unrealized investment (losses), respectively. For the three and nine months ended September 30, 2004, White Mountains recorded $(.7) million and $11.4 million, respectively, of after-tax equity in earnings (loss) and $3.4 million and $(.6) million, respectively, of after-tax equity in MSA’s unrealized investment gains (losses). As of September 30, 2005 and December 31, 2004, White Mountains’ investment in MSA totaled $170.8 million and $161.6 million, respectively.

Note 11. Consolidating Financial Information

In 2003, Fund American Companies, Inc. (“Fund American”), a wholly-owned subsidiary of the Company, issued the Senior Notes through a public offering. The Company has fully and unconditionally guaranteed the Senior Notes and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American’s subsidiaries pursuant to its July 2003 shelf registration statement. The following tables present White Mountains’ consolidating balance sheets as of September 30, 2005 and December 31, 2004, statements of income for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of September 30, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$219.8	$3,779.0	$3,595.4	$—	$7,594.2
Common equity securities, at fair value	—	370.5	629.6	—	1,000.1
Short-term investments, at amortized cost	12.3	585.2	429.8	—	1,027.3
Other investments	—	302.0	205.1	—	507.1
Total investments	232.1	5,036.7	4,859.9	—	10,128.7
Cash	—	144.9	60.5	—	205.4
Reinsurance recoverable on paid and unpaid losses	—	1,767.4	3,159.9	—	4,927.3
Insurance and reinsurance premiums receivable	—	366.0	673.7	—	1,039.7
Securities lending collateral	—	232.1	554.8	—	786.9
Funds held by ceding companies	—	707.6	—	—	707.6
Investments in unconsolidated insurance affiliates	44.5	271.5	170.8	—	486.8
Deferred tax asset	—	106.5	231.8	—	338.3
Deferred acquisition costs	—	96.3	212.0	—	308.3
Ceded unearned premiums	—	209.6	32.6	—	242.2
Accounts receivable on unsettled investment sales	—	8.3	18.7	—	27.0
Investment income accrued	.9	43.2	46.9	—	91.0
Investment in consolidated subsidiaries	3,670.4	—	—	(3,670.4)	—
Other assets	17.8	88.9	399.9	—	506.6
Total assets	$3,965.7	$9,079.0	$10,421.5	$(3,670.4)	$19,795.8
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,630.0	$5,472.6	$—	$10,102.6
Reserves for structured contracts	—	268.3	—	—	268.3
Unearned insurance and reinsurance premiums	—	634.7	1,083.2	—	1,717.9
Securities lending payable	—	232.1	554.8	—	786.9
Debt	—	48.7	726.5	—	775.2
Deferred tax liability	—	281.7	—	—	281.7
Ceded reinsurance payable	—	122.6	96.5	—	219.1
Funds held under reinsurance treaties	—	164.2	5.7	—	169.9
Accounts payable on unsettled investment purchases	—	97.3	65.5	—	162.8
Other liabilities	82.9	414.5	703.3	—	1,200.7
Preferred stock subject to mandatory redemption	—	20.0	207.9	—	227.9
Total liabilities	82.9	6,914.1	8,916.0	—	15,913.0
Common shareholders’ equity	3,882.8	2,164.9	1,505.5	(3,670.4)	3,882.8
Total liabilities and common shareholders’ equity	$3,965.7	$9,079.0	$10,421.5	$(3,670.4)	$19,795.8

Consolidating Balance Sheet as of December 31, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$246.8	$3,457.6	$4,195.6	$—	$7,900.0
Common equity securities, at fair value	—	327.7	716.2	—	1,043.9
Short-term investments, at amortized cost	16.2	632.9	409.1	—	1,058.2
Other investments	—	367.0	160.4	—	527.4
Total investments	263.0	4,785.2	5,481.3	—	10,529.5
Cash	—	195.8	47.3	—	243.1
Reinsurance recoverable on paid and unpaid losses	—	1,388.9	2,500.5	—	3,889.4
Insurance and reinsurance premiums receivable	—	392.0	550.2	—	942.2
Securities lending collateral	—	308.4	284.9	—	593.3
Funds held by ceding companies	—	943.8	—	—	943.8
Investment in unconsolidated insurance affiliates	37.3	267.6	161.7	—	466.6
Deferred tax asset	—	92.4	179.1	—	271.5
Deferred acquisition costs	—	108.0	200.2	—	308.2
Ceded unearned premiums	—	182.5	41.6	—	224.1
Accounts receivable on unsettled investment sales	—	.2	19.7	—	19.9
Investment income accrued	1.6	41.3	59.5	—	102.4
Investment in consolidated subsidiaries	3,665.1	—	—	(3,665.1)	—
Other assets	12.3	87.7	381.1	—	481.1
Total assets	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,277.8	$5,120.7	$—	$9,398.5
Reserves for structured contracts	—	375.9	—	—	375.9
Unearned insurance and reinsurance premiums	—	672.6	1,066.8	—	1,739.4
Securities lending payable	—	308.4	284.9	—	593.3
Debt	—	57.0	726.3	—	783.3
Deferred tax liability	—	316.3	—	—	316.3
Ceded reinsurance payable	—	121.4	80.0	—	201.4
Funds held under reinsurance treaties	—	149.3	6.1	—	155.4
Accounts payable on unsettled investment purchases	—	11.8	19.1	—	30.9
Other liabilities	95.4	409.8	819.7	—	1,324.9
Preferred stock subject to mandatory redemption	—	19.9	192.0	—	211.9
Total liabilities	95.4	6,720.2	8,315.6	—	15,131.2
Common shareholders’ equity	3,883.9	2,073.6	1,591.5	(3,665.1)	3,883.9
Total liabilities and common shareholders’ equity	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

Consolidating Statement of Income Three Months Ended September 30, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$435.5	$546.9	$—	$982.4
Net investment income	1.7	46.6	62.5	—	110.8
Net realized investment gains (losses)	2.9	(43.9)	59.9	—	18.9
Other revenue	—	3.7	61.8	—	65.5
Total revenues	4.6	441.9	731.1	—	1,177.6
Losses and LAE	—	522.0	407.6	—	929.6
Insurance and reinsurance acquisition expenses	—	99.2	100.5	—	199.7
Other underwriting expenses	—	29.9	75.8	—	105.7
General and administrative expenses	(.8)	19.4	20.9	—	39.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	6.5	—	9.1
Interest expense on debt	—	.5	11.0	—	11.5
Interest expense - dividends and accretion on preferred stock	—	.5	12.8	—	13.3
Total expenses	(.8)	674.1	635.1	—	1,308.4
Pre-tax income (loss)	5.4	(232.2)	96.0	—	(130.8)
Income tax benefit (provision)	(.1)	101.2	(45.5)	—	55.6
Equity in earnings of consolidated subsidiaries	(71.6)	—	—	71.6	—
Equity in earnings of unconsolidated insurance affiliates	—	6.1	2.8	—	8.9
Net income (loss)	$(66.3)	$(124.9)	$53.3	$71.6	$(66.3)

Consolidating Statement of Income Three Months Ended September 30, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$123.8	$868.5	$—	$992.3
Net investment income	.6	10.2	72.6	—	83.4
Net realized investment gains	.3	13.3	40.0	—	53.6
Other revenue (loss)	—	(9.1)	45.8	(2.4)	34.3
Total revenues	.9	138.2	1,026.9	(2.4)	1,163.6
Losses and LAE	—	63.6	724.2	—	787.8
Insurance and reinsurance acquisition expenses	—	42.4	163.6	(2.4)	203.6
Other underwriting expenses	—	17.6	119.9	—	137.5
General and administrative expenses	11.5	30.2	36.7	—	78.4
Accretion of fair value adjustment to loss and LAE reserves	—	3.7	6.5	—	10.2
Interest expense on debt	.2	—	12.0	—	12.2
Interest expense - dividends and accretion on preferred stock	—	.5	11.5	—	12.0
Total expenses	11.7	158.0	1,074.4	(2.4)	1,241.7
Pre-tax loss	(10.8)	(19.8)	(47.5)	—	(78.1)
Income tax benefit (provision)	—	41.8	(18.2)	—	23.6
Equity in earnings of consolidated subsidiaries	(40.0)	—	—	40.0	—
Equity in earnings of unconsolidated insurance affiliates	—	4.4	(.7)	—	3.7
Excess of fair value of acquired net assets over cost	40.7	—	—	—	40.7
Net income (loss)	$(10.1)	$26.4	$(66.4)	$40.0	$(10.1)

Consolidating Statement of Income Nine Months Ended September 30, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$1,257.4	$1,623.4	$—	$2,880.8
Net investment income	5.2	170.5	213.6	—	389.3
Net realized investment gains (losses)	6.2	(35.5)	148.6	—	119.3
Other revenue	30.6	32.7	121.1	—	184.4
Total revenues	42.0	1,425.1	2,106.7	—	3,573.8
Losses and LAE	—	1,034.6	1,084.5	—	2,119.1
Insurance and reinsurance acquisition expenses	—	287.0	285.9	—	572.9
Other underwriting expenses	—	107.2	249.0	—	356.2
General and administrative expenses	18.1	39.6	81.0	—	138.7
Accretion of fair value adjustment to loss and LAE reserves	—	8.6	19.5	—	28.1
Interest expense on debt	—	1.7	33.1	—	34.8
Interest expense - dividends and accretion on preferred stock	—	1.5	37.3	—	38.8
Total expenses	18.1	1,480.2	1,790.3	—	3,288.6
Pre-tax income (loss)	23.9	(55.1)	316.4	—	285.2
Income tax benefit (provision)	(.2)	87.8	(143.7)	—	(56.1)
Equity in earnings of consolidated subsidiaries	233.1	—	—	(233.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	20.4	7.3	—	27.7
Net income	$256.8	$53.1	$180.0	$(233.1)	$256.8

Consolidating Statement of Income Nine Months Ended September 30, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$308.0	$2,513.4	$—	$2,821.4
Net investment income	.6	29.5	217.5	—	247.6
Net realized investment gains (losses)	.3	(6.3)	115.8	—	109.8
Other revenue	—	16.2	118.7	(8.8)	126.1
Total revenues	.9	347.4	2,965.4	(8.8)	3,304.9
Losses and LAE	—	174.9	1,759.6	—	1,934.5
Insurance and reinsurance acquisition expenses	—	86.3	467.7	(8.8)	545.2
Other underwriting expenses	—	32.4	354.3	—	386.7
General and administrative expenses	34.4	37.6	130.4	—	202.4
Accretion of fair value adjustment to loss and LAE reserves	—	6.4	26.7	—	33.1
Interest expense on debt	.3	.1	35.2	—	35.6
Interest expense - dividends and accretion on preferred stock	—	1.5	33.8	—	35.3
Total expenses	34.7	339.2	2,807.7	(8.8)	3,172.8
Pre-tax income (loss)	(33.8)	8.2	157.7	—	132.1
Income tax benefit (provision)	(.1)	38.2	(103.8)	—	(65.7)
Equity in earnings of subsidiaries	247.1	—	—	(247.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	4.4	22.4	—	26.8
Excess of fair value of acquired net assets over cost	40.7	110.9	9.1	—	160.7
Net income	$253.9	$161.7	$85.4	$(247.1)	$253.9

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$23.7	$53.1	$180.0	$256.8
Charges (credits) to reconcile net income to cash flows from operations:
Net realized investment (gains) losses	(2.9)	32.2	(148.6)	(119.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	545.5	473.3	1,018.8
Net change in funds held by ceding companies	—	245.1	(.4)	244.7
Net change in reinsurance recoverable on paid and unpaid losses	—	(459.2)	(673.1)	(1,132.3)
Net change in insurance and reinsurance premiums receivable	—	(14.0)	(150.6)	(164.6)
Net change in reserves for structured contracts	—	(107.0)	—	(107.0)
Net change in deferred acquisition costs	—	7.4	(25.1)	(17.7)
Net change in other assets and liabilities	(20.0)	(137.2)	145.9	(11.3)
Net cash flows (used for) provided from operations	.8	165.9	(198.6)	(31.9)
Cash flows from investing activities:
Net change in short-term investments	4.0	22.0	(47.4)	(21.4)
Sales of fixed maturity investments	106.6	1,785.9	2,453.4	4,345.9
Maturities of fixed maturity investments	—	654.0	68.9	722.9
Sales of common equity securities and other investments	—	89.8	362.0	451.8
Net change in unsettled investment purchases and sales	—	77.5	47.4	124.9
Purchases of common equity securities and other investments	—	(96.3)	(294.4)	(390.7)
Purchases of fixed maturity investments	(82.1)	(2,950.4)	(2,254.1)	(5,286.6)
Sales of consolidated affiliates, net of cash sold		19.0	161.6	180.6
Net acquisitions of property and equipment	—	(7.6)	(28.8)	(36.4)
Net cash flows provided from (used for) investing activities	28.5	(406.1)	468.6	91.0
Cash flows from financing activities:
Intercompany dividends and transfers	35.0	200.6	(235.6)	—
Cash dividends paid to common shareholders	(64.6)	—	—	(64.6)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	.3	—	—	.3
Net cash (used for) provided from financing activities	(29.3)	199.1	(256.8)	(87.0)
Effect of exchange rate changes on cash	—	(9.8)	—	(9.8)
Net (decrease) increase in cash during period	—	(50.9)	13.2	(37.7)
Cash balances at beginning of period	—	195.8	47.3	243.1
Cash balances at end of period	$—	$144.9	$60.5	$205.4

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$6.8	$161.7	$85.4	$253.9
Charges (credits) to reconcile net income to cash flows from operations:
Excess of fair value of acquired assets over cost	(40.7)	(110.9)	(9.1)	(160.7)
Net realized investment (gains) losses	(.4)	6.4	(115.8)	(109.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(314.4)	(192.0)	(506.4)
Net change in funds held by ceding companies	—	1.5	(81.6)	(80.1)
Net change in reinsurance recoverable on paid and unpaid losses	—	132.4	70.7	203.1
Net change in insurance and reinsurance premiums receivable	—	25.9	(118.8)	(92.9)
Net change in reserves for structured contracts	—	(32.2)	—	(32.2)
Net change in deferred acquisition costs	—	(3.9)	(64.4)	(68.3)
Net change in other assets and liabilities	(17.1)	94.2	8.9	86.0
Net cash flows used for operations	(51.4)	(39.3)	(416.7)	(507.4)
Cash flows from investing activities:
Net change in short-term investments	(497.0)	362.0	126.7	(8.3)
Sales of fixed maturity investments	—	237.4	4,461.9	4,699.3
Maturities of fixed maturity investments	—	450.7	808.7	1,259.4
Sales of common equity securities and other investments	—	355.6	240.9	596.5
Net change in unsettled investment purchases and sales	244.7	(227.0)	52.3	70.0
Purchases of common equity securities and other investments	—	(218.7)	(204.7)	(423.4)
Purchases of fixed maturity investments	—	(444.9)	(4,946.8)	(5,391.7)
Sales of consolidated affiliates, net of cash sold	—	—	22.1	22.1
Sale of Montpelier common shares	—	—	155.3	155.3
Purchases of consolidated affiliates, net of cash acquired	—	(358.8)	(99.7)	(458.5)
Investment in unconsolidated insurance affiliate	5.3	(200.0)	—	(194.7)
Net acquisitions of property and equipment	—	(.7)	(13.8)	(14.5)
Net cash flows provided from (used for) investing activities	(247.0)	(44.4)	602.9	311.5
Cash flows from financing activities:
Intercompany dividends and transfers	—	69.3	(69.3)	—
Repayment of debt	—	—	(25.0)	(25.0)
Cash dividends paid to common shareholders	(9.1)	—	—	(9.1)
Cash dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of Common Shares	13.3	—	—	13.3
Proceeds from exercise of warrants to acquire Common Shares	294.0	—	—	294.0
Net cash provided from (used for) financing activities	298.2	67.8	(115.5)	250.5
Effect of exchange rate changes on cash	—	—	—	—
Net increase (decrease) in cash during period	(.2)	(15.9)	70.7	54.6
Cash balances at beginning of period	.3	27.1	62.5	89.9
Cash balances at end of period	$.1	$11.2	$133.2	$144.5

Note 12. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
Millions	2005	2004	2005	2004
Service cost	$.3	$.3	$—	$—
Interest cost	7.1	6.7	.7	1.0
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service benefit	—	—	(1.0)	(1.0)
Amortization of unrecognized loss	—	—	—	.2
Net periodic pension cost before settlements, curtailments and special termination benefits	(.2)	(.6)	(.3)	.2
Special termination benefits expense (2)	.9	.1	—	—
Net periodic benefit cost (income)	$.7	$(.5)	$(.3)	$.2

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
Millions	2005	2004	2005	2004
Service cost	$1.2	$.8	$.1	$.1
Interest cost	22.1	20.1	2.1	2.9
Expected return on plan assets	(23.5)	(22.7)	—	—
Amortization of prior service benefit	—	—	(3.1)	(3.0)
Amortization of unrecognized loss	.1	—	—	.5
Net periodic pension cost before settlements, curtailments and special termination benefits	(.1)	(1.8)	(.9)	.5
Curtailment gain (1)	(.7)	—	—	—
Special termination benefits expense (2)	2.8	1.1	—	—
Net periodic benefit cost (income)	$2.0	$(.7)	$(.9)	$.5

(1)   During June 2005, NFU froze its pension plan and recognized a $.7 million curtailment gain. NFU was sold to a third party on September 30, 2005.

(2)   Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

At December 31, 2004, OneBeacon expected to contribute $4.2 million to its pension plans and $6.9 million to its other postretirement plans during 2005. As of September 30, 2005, $2.4 million and $6.1 million had been contributed to the pension plans and other postretirement plans in 2005. OneBeacon anticipates contributing an additional $1.8 million and $.8 million to the pension plans and other postretirement plans during the remainder of 2005. The majority of OneBeacon’s expected pension contributions in 2005 relate to non-qualified pension plans, for which OneBeacon holds assets in rabbi trusts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income (loss), fully converted tangible book value per common and equivalent share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 39). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Overview

White Mountains ended the third quarter of 2005 with a fully converted tangible book value per common and equivalent share of $345, down $14 from the second quarter of 2005 primarily due to hurricanes Katrina and Rita. Including dividends, tangible book value per share was up 2.5% for the first nine months of 2005 and 10% for the last twelve months.

Adjusted comprehensive net loss for the third quarter of 2005 was $131 million, compared to adjusted comprehensive net income of $73 million in the third quarter of 2004. For the first nine months of 2005, adjusted comprehensive net income was $80 million compared to $306 million in the same period of last year. The following after-tax items impacted the quarter:

•      $186 million in losses from hurricanes Katrina and Rita. In addition, there was a $12 million reduction in accrued profit commissions from Olympus.

•      $87 million decrease in the value of White Mountains’ investment in Montpelier, net of dividends received.

Net loss for the current quarter was $66 million, compared to a net loss of $10 million in the third quarter of 2004. The increased loss was driven by a higher level of catastrophe claims from the Gulf Coast hurricanes ($186 million after-tax) versus last year’s storms ($84 million after-tax), and was also affected by the decrease in value of White Mountains’ investment in Montpelier warrants ($52 million after-tax loss in the 2005 quarter versus a $9 million after-tax gain in 2004) and the recognition of a $41 million gain on the Symetra acquisition reported in the third quarter of last year. Partially offsetting these items were increased net investment income and increased other revenues due to gains on the sale of two OneBeacon subsidiaries during the third quarter of 2005.

Net income for the first nine months of 2005 was $257 million versus $254 million in the comparable period of the prior year. In addition to the factors noted above, the first nine months of 2005 benefitted from the special dividend of $56 million after-tax ($74 million pre-tax) paid by Montpelier in the first quarter of 2005, while the first nine months of 2004 benefitted from an additional $120 million in transaction gains, primarily from the Sirius acquisition.

Recent Developments

White Mountains experienced losses related to hurricane Wilma subsequent to the end of the third quarter of 2005. Based on preliminary estimates, total pre-tax net losses resulting from the impact of this storm on White Mountains’ insurance and reinsurance operations are expected to be less than $50 million. These estimates do not reflect any impact on the value of White Mountains’ investment in Montpelier.

Fully Converted Tangible Book Value Per Common and Equivalent Share

The following table presents the Company’s tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004

Book value per share numerators (in millions):
Common shareholders’ equity	$3,882.8	$4,091.8	$3,883.9	$3,635.9
Benefits to be received from share obligations under employee benefit plans	6.5	6.6	6.7	7.1
Remaining accretion of subsidiary preferred stock to face value	(92.1)	(97.8)	(108.1)	(112.9)
Book value per share numerator	3,797.2	4,000.6	3,782.5	3,530.1
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(39.4)	(95.7)	(56.6)	(48.1)
Unamortized goodwill of consolidated limited partnerships	(25.4)	(19.7)	(20.0)	(20.0)
Fully converted tangible book value per common and equivalent share numerator	$3,732.4	$3,885.2	$3,705.9	$3,462.0
Book value per share denominators (in thousands of shares):
Common Shares outstanding	10,773.7	10,774.3	10,772.8	10,769.4
Share obligations under employee benefit plans	44.3	44.7	46.5	50.0
Fully converted tangible book value per common and equivalent share denominator	10,818.0	10,819.0	10,819.3	10,819.4
Book value per common and equivalent share	$351.01	$369.78	$349.60	$326.28
Fully converted tangible book value per common and equivalent share	$345.02	$359.11	$342.52	$319.98

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004

Gross written premiums	$1,255.9	$1,403.2	$3,608.4	$3,811.8
Net written premiums	$1,009.9	$1,070.2	$2,948.9	$3,081.3
Revenues
Earned insurance and reinsurance premiums	$982.4	$992.3	$2,880.8	$2,821.4
Net investment income	110.8	83.4	389.3	247.6
Net realized investment gains	18.9	53.6	119.3	109.8
Other revenue	65.5	34.3	184.4	126.1
Total revenues	1,177.6	1,163.6	3,573.8	3,304.9
Expenses
Losses and LAE	929.6	787.8	2,119.1	1,934.5
Insurance and reinsurance acquisition expenses	199.7	203.6	572.9	545.2
Other underwriting expenses	105.7	137.5	356.2	386.7
General and administrative expenses	39.5	78.4	138.7	202.4
Accretion of fair value adjustment to loss and LAE reserves	9.1	10.2	28.1	33.1
Interest expense - debt	11.5	12.2	34.8	35.6
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	13.3	12.0	38.8	35.3
Total expenses	1,308.4	1,241.7	3,288.6	3,172.8
Pre-tax income (loss)	$(130.8)	$(78.1)	$285.2	$132.1
Income tax benefit (provision)	55.6	23.6	(56.1)	(65.7)
Equity in earnings of unconsolidated affiliates	8.9	3.7	27.7	26.8
Net income (loss) before extraordinary item	$(66.3)	$(50.8)	$256.8	$93.2
Excess of fair value of acquired net assets over cost	—	40.7	—	160.7
Net income (loss)	$(66.3)	$(10.1)	$256.8	$253.9
Other comprehensive income (loss)	(120.8)	131.3	(194.3)	99.8
Comprehensive net income (loss)	$(187.1)	$121.2	$62.5	$353.7
Deduct: Net unrealized (gains) losses from Symetra’s fixed maturity portfolio	56.3	(48.1)	17.2	(48.1)
Adjusted comprehensive net income (loss)	$(130.8)	$73.1	$79.7	$305.6

White Mountains’ total revenues in the third quarter of 2005 increased by 1% over the third quarter of 2004.  Higher short-term interest rates contributed to a 33% increase in net investment income over the third quarter of 2004, while net realized investment gains decreased by 65% from the third quarter of 2004, due primarily to the decrease in the value of Montpelier warrants (a $61 million loss in the 2005 quarter versus an $11 million gain in the 2004 quarter). Other revenues increased in the third quarter of 2005 primarily due to $36 million in gains from sales of subsidiaries at OneBeacon. White Mountains’ total expenses increased by 5% in the third quarter of 2005 compared to 2004, as the losses from the Gulf Coast hurricanes were partially offset by a 50% decrease in general and administrative expenses, due mainly to lower incentive compensation accruals. Because most of the hurricane-related losses that the Company suffered in the third quarter of 2005 occurred in U.S.-domiciled businesses and were primarily responsible for White Mountains’ net loss in the quarter, the effective income tax rate of 43% for the third quarter of 2005 was higher than the U.S. statutory rate of 35%.

For the nine months ended September 30, 2005, White Mountains’ total revenues were up 8% over the comparable

2004 period due, in addition to the factors affecting the third quarter of 2005, primarily to the $74 million special dividend from Montpelier in the first quarter of 2005. White Mountains’ total expenses increased by 4% in the first nine months of 2005 compared to the first nine months of 2004, as the significant losses from the Gulf Coast hurricanes were slightly offset by a 31% decrease in general and administrative expenses, due mainly to lower incentive compensation accruals. White Mountains’ effective income tax rate for the nine months ended September 30, 2005 of 20% was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (i) OneBeacon, (ii) White Mountains Re, (iii) Esurance and (iv) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, White Mountains Advisors LLC (“WM Advisors”), therefore, a discussion of White Mountains’ consolidated investment results is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 8 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004

Gross written premiums	$611.4	$744.1	$1,771.4	$2,107.4
Net written premiums	$581.0	$638.2	$1,659.5	$1,941.7

Earned insurance and reinsurance premiums	$537.1	$600.1	$1,622.0	$1,794.5
Net investment income	54.4	52.3	191.7	161.7
Net realized investment gains	60.0	36.1	146.6	107.0
Other revenue	54.5	29.1	98.9	93.0
Total revenues	706.0	717.6	2,059.2	2,156.2
Losses and LAE	396.2	441.9	1,060.5	1,180.2
Insurance and reinsurance acquisition expenses	102.2	111.7	300.0	328.1
Other underwriting expenses	75.5	97.7	247.8	284.0
General and administrative expenses	15.5	31.5	52.7	90.8
Interest expense on debt	.4	.3	1.1	.7
Total expenses	589.8	683.1	1,662.1	1,883.8
Pre-tax income	$116.2	$34.5	$397.1	$272.4

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing operations and in total for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	90%	34%	124%	$244.7	$208.3
Personal	54	27	81	161.1	163.4
Commercial	61	40	101	161.3	152.1
Total (1)	74%	33%	107%	$581.0	$537.1

	Three Months Ended September 30, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	75%	32%	107%	$227.4	$193.2
Personal	64	28	92	217.1	199.0
Commercial	61	39	100	167.5	171.8
Total (1)	74%	35%	109%	$638.2	$600.1

	Nine Months Ended September 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	67%	33%	100%	$671.7	$615.0
Personal	58	31	89	481.9	500.6
Commercial	57	42	99	467.6	466.5
Total (1)	65%	34%	99%	$1,659.5	$1,622.0

	Nine Months Ended September 30, 2004
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	59%	30%	89%	$647.6	$606.3
Personal	60	32	92	559.9	540.1
Commercial	60	40	100	676.3	530.8
Total (1)	66%	34%	100%	$1,941.7	$1,794.5

(1)   Includes results from consolidated reciprocals (in the second quarter of 2004 and all of 2005) and run-off operations (in all periods presented).  Results from reciprocals are net of business assumed by OneBeacon, which is reported in Personal Lines.

OneBeacon Results - Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

OneBeacon’s pre-tax income for the third quarter of 2005, was $116 million compared to $35 million for the third quarter of 2004 and its GAAP combined ratio was 107% compared to 109% for the prior year period. The third quarter of 2005 results included $55 million in losses related to the Gulf Coast hurricanes that impacted the loss ratio by 10 points. Pre-tax income for the third quarter of 2005 also included $36 million in gains recorded in other revenues from the sales of two subsidiaries, NFU and TPIC. OneBeacon’s third quarter 2004 results included $31 million of storm losses primarily from four storms in the southeastern United States (which impacted the loss ratio by 5 points), as well as a $53 million reserve increase primarily related to run-off workers compensation and general liability reserves (which impacted the loss ratio by 9 points).

Net written premiums decreased 9% in the third quarter of 2005 to $581 million, compared to $638 million in the third quarter of 2004. The decrease was mainly due to a 26% decrease in personal lines partially offset by increased premiums in specialty lines.

Specialty Lines. The specialty lines combined ratio for the third quarter of 2005 was 124%, compared to 107% in the third quarter of 2004. The increase in the combined ratio was mainly due to $51 million of losses related to the Gulf Coast hurricanes, which added 24 points to the loss ratio. The losses were incurred at OneBeacon Specialty Property (“OBSP”)($44 million), International Marine Underwriters ($5 million) and agricultural (“AGRE”)($2 million). In the third quarter of 2004, the specialty lines was impacted by $11 million in losses from four storms in the southeastern United States, which added 5 points to the loss ratio. Net written premiums for specialty lines increased 8% in the third quarter of 2005 to $245 million, compared to $227 million in the third quarter of 2004. The increase was due mainly to increased premiums at OneBeacon Professional Partners (“OBPP”), which included $13 million of net written premium from a renewal rights agreement with Chubb Specialty Insurance that took effect in the third quarter of 2005, and OBSP, which commenced operations in the third quarter of 2004. The increase was partially offset by decreased premiums at AutoOne due to softening in the New York assigned risk and take-out credit markets.

Personal Lines. The combined ratio for personal lines for the third quarter of 2005 was 81%, compared to 92% in the third quarter of 2004. The decrease in the combined ratio was primarily due to 7 points of improved loss experience in both homeowners and automobile businesses. Net written premiums for personal lines decreased 26% in the third quarter of 2005 to $161 million, compared to $217 million in the third quarter of 2004. The decrease was the result of planned reductions in Massachusetts automobile writings, due to unfavorable market conditions, and a decrease in assumed premium from the quota share agreement with New Jersey Skylands Insurance Association as a result of increased competition in New Jersey. The decrease was also due to reduced writings in New York, primarily with respect to agencies affected by the sale of the renewal rights of the New York legacy commercial business to Tower Insurance Group in 2004.

Commercial Lines. The combined ratio for commercial lines was 101% for the third quarter of 2005 compared to 100% in the third quarter of 2004. Commercial lines experienced a high level of large losses (claims in excess of $250,000) in the third quarter of 2005. Large losses caused an increase of 3 points on the loss ratio over the prior year period, which had 6 points of the loss ratio attributable to large losses. Also, commercial lines was modestly affected by the Gulf Coast hurricanes (3 points on the loss ratio). The commercial lines loss ratio in the third quarter of 2004 included 8 points related to the four storms in the southeastern United States. Net written premiums for commercial lines decreased 4% in the third quarter of 2005 to $161 million, compared to $167 million in the third quarter of 2004. The decrease was primarily from the sale of the renewal rights of the New York legacy business to Tower Insurance Group.

OneBeacon Results - Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

OneBeacon’s pre-tax income for the first nine months of 2005 was $397 million, compared to pre-tax income of $272 million for the comparable 2004 period, and its GAAP combined ratio was 99%, compared to 100% for the comparable 2004 period. In addition to the factors that affected the third quarter results noted above, net investment income for the first nine months of 2005 included a $35 million special dividend from Montpelier.

Net written premiums for the first nine months of 2005 were $1.7 billion compared with $1.9 billion in the comparable period last year. The decrease is primarily due to $135 million of non-recurring premiums included in the first nine months of 2004 from unearned premiums acquired at the closing of OneBeacon’s acquisition of the renewal rights to Atlantic Mutual’s segmented commercial book. The decrease is also due to reduced written premiums in commercial lines resulting from the sale of non-Atlantic Mutual New York commercial lines business to Tower Insurance Group and the shortfall of new personal lines business in Massachusetts and New York.

The results of each of the three major lines of business for the first nine months of 2005 and their comparison with the first nine months of 2004 were consistent with those for the third quarter results described above. The decrease in net written premiums for commercial lines is much higher for the nine-month period as the first quarter of 2004 included a one-time acquisition of $135 million of unearned premiums associated with the OneBeacon acquisition of the renewal rights to Atlantic Mutual’s segmented commercial book.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2005 and 2004 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004

Gross written premiums	$543.8	$603.1	$1,579.8	$1,559.0
Net written premiums	$329.1	$377.5	$1,034.2	$995.7

Earned insurance and reinsurance premiums	$363.5	$345.9	$1,044.0	$903.4
Net investment income	38.9	18.6	109.1	60.2
Net realized investment gains (losses)	12.5	(3.4)	31.0	9.0
Other revenue (loss)	2.8	(10.4)	30.4	23.0
Total revenues	417.7	350.7	1,214.5	995.6
Losses and LAE	478.2	305.3	914.8	655.3
Insurance and reinsurance acquisition expenses	69.6	83.5	210.8	197.2
Other underwriting expenses	19.9	32.2	82.1	83.1
General and administrative expenses	2.7	5.1	9.0	11.6
Accretion of fair value adjustment to losses and LAE reserves	2.6	3.7	8.6	6.4
Interest expense on debt	.6	1.0	1.7	2.7
Total expenses	573.6	430.8	1,227.0	956.3
Pre-tax income (loss)	$(155.9)	$(80.1)	$(12.5)	$39.3
GAAP ratios:
Losses and LAE	132%	88%	88%	73%
Expense	24%	34%	28%	31%
Total Combined	156%	122%	116%	104%

White Mountains Re Results - Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

White Mountains Re reported a pre-tax loss of $156 million for the third quarter of 2005, compared to a pre-tax loss of $80 million for the third quarter of 2004. The increase in the pre-tax loss was due to property catastrophe events, primarily the Gulf Coast hurricanes, and to a lesser extent floods in Europe and India, partially offset by an increase in net investment income and a decrease in incentive compensation accruals. White Mountains Re recorded pre-tax losses, net of reinstatements and reinsurance, of $228 million from hurricanes Katrina and Rita, as well as a $13 million pre-tax reduction of accrued profit commissions payable to White Mountains Re by Olympus, which is recorded in other revenues. Results from the prior year period included $95 million in pre-tax losses from four hurricanes that affected the southeastern United States during the third quarter of 2004, as well as a $15 million pre-tax reduction of accrued profit commissions payable to White Mountains Re by Olympus, which is recorded in other revenues.

White Mountains Re’s GAAP combined ratio was 156% for the third quarter of 2005, compared to 122% for the third quarter of 2004. The losses from hurricanes Katrina and Rita, net of reinstatement premiums and reinsurance, added 63 points to the combined ratio for the third quarter of 2005, while losses from the four hurricanes discussed above added 27 points to the combined ratio for the third quarter of 2004. Earnings from business segments not impacted by the property catastrophe events have partially offset these losses. The expense ratio decreased in the third quarter of 2005, compared to the 2004 quarter, due to a decrease in incentive compensation accruals.

For the third quarter of 2005, gross written premiums decreased by $59 million, or 10%, and net written premiums decreased by $48 million, or 13%, from the comparable prior period. While White Mountains Re has experienced favorable underwriting conditions for the past several underwriting years, increasing competition adversely impacted pricing on certain classes of property and liability lines of business through the third quarter of 2005. This recent softness in the reinsurance market has led White Mountains Re to non-renew some business that did not meet its strict underwriting and profitability guidelines. However, the Company believes hurricane Katrina is an industry changing event, with magnitude of industry-wide insured losses a multiple of any previous natural disaster. White Mountains Re has already begun to see an increase in prices and improved terms and conditions in the market.

During the quarter, White Mountains Re completed a detailed, ground-up study of all insureds that have reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005. Substantially all of this increase was offset by favorable activity recorded in the third quarter of 2005 related to the 2005 and 2004 underwriting years.

White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission based on net underwriting profits on referred business. During the three months ended September 30, 2005 and 2004, White Mountains Re earned $9 million and $1 million, respectively, of fee income from Olympus, which is recorded in other revenues. The increase in fee income from the prior periods is due primarily to override commissions on the reinstatement premiums resulting from the Gulf Coast hurricanes being higher than those resulting from the four storms in 2004. The profit commission arrangement with Olympus is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of the Gulf Coast hurricanes, Olympus has recorded substantial net underwriting losses during 2005. Accordingly, White Mountains Re does not expect to record profit commissions from Olympus for some time into the future.

White Mountains Re Results - Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

White Mountains Re reported a pre-tax loss of $13 million for the first nine months of 2005, compared to pre-tax income of $39 million for the first nine months of 2004. The decrease in pre-tax income was due primarily to the property catastrophe events referred to above, which occurred during the third quarter of 2005, as well as additional losses of $11 million recorded in the second quarter of 2005 related to 2004 property catastrophe events. In addition, the pre-tax loss for the first nine months of 2005 includes $33 million of pre-tax losses, net of reinsurance, attributable to European storm Erwin, which affected northern Europe in the first quarter of 2005, particularly Scandinavia where Sirius International is a major reinsurer.

White Mountains Re’s GAAP combined ratio was 116% for the first nine months of 2005, compared to 104% for the first nine months of 2004. The losses from hurricanes Katrina and Rita, net of reinstatement premiums and reinsurance, added 22 points to the combined ratio for the first nine months of 2005, while losses from the four hurricanes discussed above added 11 points to the combined ratio for the first nine months of 2004. Earnings from business segments not impacted by the property catastrophe events have partially offset these losses.

For the first nine months of 2005, gross written premiums increased by $21 million, or 1%, and net written premiums increased by $39 million, or 3.9%, over the comparable prior year period. The increase was due primarily to the acquisition of Sirius, which occurred in the second quarter of 2004, partially offset by decreased premium volume at both Sirius International and Folksamerica as a result of the softness in the reinsurance market prior to hurricanes Katrina and Rita discussed above.

During the first nine months of 2005 and 2004, White Mountains Re earned $50 million and $49 million, respectively, of fee income from Olympus, which is recorded in other revenues. There was no profit commission in either period due the effects of the property catastrophe events discussed above.

Esurance

Esurance’s financial results and GAAP combined ratios for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004

Gross written premiums	$100.7	$56.0	$255.4	$145.4
Net written premiums	$99.8	$54.6	$253.4	$144.0

Earned insurance and reinsurance premiums	$81.8	$46.4	$213.0	$123.5
Net investment income	2.3	.9	6.5	2.2
Net realized gains on investments	1.1	.2	3.3	.6
Other revenue	.8	.8	2.3	1.3
Total revenues	86.0	48.3	225.1	127.6
Losses and LAE	54.6	31.6	141.5	89.0
Insurance and reinsurance acquisition expenses	27.9	8.4	62.0	19.9
Other underwriting expenses	9.9	7.1	25.0	18.3
General and administrative expenses	.1	.3	—	.3
Total expenses	92.5	47.4	228.5	127.5
Pre-tax income (loss)	$(6.5)	$.9	$(3.4)	$.1
GAAP ratios:
Losses and LAE	67%	68%	66%	72%
Expense	46%	33%	41%	31%
Total Combined	113%	101%	107%	103%

Esurance reported a pre-tax loss of $6.5 million in the third quarter of 2005, compared to pre-tax income of $1 million in third quarter of 2004, and a pre-tax loss of $3 million for the first nine months of 2005, compared to break-even in the comparable period of 2004. Net written premiums increased 83% and 76% for the third quarter and nine months, respectively, from the comparable periods of 2004. As of September 2005, Esurance’s in-force policy count totaled 192,000 policies, a 79% increase over September 30, 2004. Esurance continues to expand through online marketing, online agency channels, and offline marketing, which primarily includes radio, television and direct mail. Intense competition for new customers continued to drive higher acquisition costs and GAAP expense ratios. Third quarter expenses were also impacted by the establishment of a long-term incentive plan retroactive to January 2005. Long-term compensation expense accruals increased the GAAP expense ratio by 7 points in the quarter and 3 points for the nine-month period in 2005.

Esurance’s combined ratio was 113% and 107% for the three and nine months ended September 30, 2005, respectively, compared to 101% and 103% for the comparable 2004 periods. Esurance’s loss ratio decreased to 67% and 66% for the three and nine months ended September 30, 2005, respectively, from 68% and 72% in the comparable 2004 periods. Loss ratio improvement resulted from low claim frequency, improved claims performance, and increased pricing sophistication. Esurance’s expense ratio rose to 46% and 41% for the three and nine months ended September 30, 2005, respectively, from 33% and 31% in the comparable 2004 periods, primarily due to higher advertising costs and the new long-term incentive compensation plan.

With the recent addition of Indiana, Esurance now writes business in 20 states. In the third quarter of 2005, Esurance’s largest states were Florida (with 19% of direct written premium), followed by California (18%), New York (9%), Texas (8%) and Michigan (8%). Esurance’s 15 other states comprised 38% of direct written premium in the third quarter of 2005.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, the International American Group and White Mountains’ investments in warrants of Montpelier and Symetra. A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004

Gross written premiums	$—	$—	$1.8	$—
Net written premiums	$—	$—	$1.8	$—
Earned insurance and reinsurance premiums	$—	$(.1)	$1.8	$—
Net investment income	15.2	11.6	82.0	23.5
Net realized investment gains (losses)	(54.7)	20.7	(61.6)	(6.8)
Other revenue	7.4	14.8	52.8	8.8
Total revenues (losses)	(32.1)	47.0	75.0	25.5
Losses and LAE	.6	9.0	2.3	10.0
Insurance and reinsurance acquisition expenses	—	—	.1	—
Other underwriting expenses	.4	.5	1.3	1.3
General and administrative expenses	21.2	41.5	77.0	99.7
Accretion of fair value adjustment to losses and LAE reserves	6.5	6.5	19.5	26.7
Interest expense - debt	10.5	10.9	32.0	32.2
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	13.3	12.0	38.8	35.3
Total expenses	52.5	80.4	171.0	205.2
Pre-tax loss	$(84.6)	$(33.4)	$(96.0)	$(179.7)

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

White Mountains’ Other Operations segment reported a pre-tax loss of $85 million for the third quarter of 2005, compared to a pre-tax loss of $33 million for the third quarter of 2004. The increased loss for the 2005 quarter was mainly due to a $72 million decrease in net realized investment gains due to the lower valuation of the Montpelier warrants (a $61 million loss in the 2005 quarter versus an $11 million gain in the 2004 quarter), partially offset by a $36 million decrease in incentive compensation accruals. Both of these factors were primarily driven by decreases in share prices of Montpelier and White Mountains, respectively, during the third quarter of 2005.

For the first nine months of 2005, the Other Operations segment reported a pre-tax loss of $96 million versus a pre-tax loss of $180 million in the comparable period of 2004. The following items contributed to the reduced pre-tax loss for the first nine months of 2005: (i) the special dividend from Montpelier in the 2005 first quarter, $39 million of which was reported in this segment; (ii) a $48 million decrease in incentive compensation expense in the 2005 period; (iii) $26 million of gains recorded in other revenues in the 2005 period from the settlement of two lawsuits in which White Mountains was a plaintiff; (iv) a $79 million decrease in net realized investment gains from the valuation of the Montpelier warrants (a $76 million loss in the 2005 period versus a $3 million gain in the 2004 period); and (v) an $18.5 million increase in other net investment income. Additionally, the comparable period of 2004 includes a $20 million realized loss from the impact that currency fluctuations had on hedging the cost of funding for the Sirius acquisition.

II. Summary of Investment Results

Investment Philosophy

White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ investment portfolio mix as of September 30, 2005 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as some equity investments and limited partnerships. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

Investment Returns

White Mountains’ GAAP pre-tax total return on invested assets was 0.5% and 1.8% for the three and nine months ended September 30, 2005. Net investment income was $111 million in the quarter, up 33% from the third quarter of 2004, and $389 million for the first nine months of 2005, up 57% from the prior period. Higher short-term interest rates contributed to the quarterly increase, while the nine-month period also benefitted from the Montpelier special dividend.

Montpelier investment

The following table details the book value effect of White Mountains’ total investment in Montpelier for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2005	2004	2005	2004
Net investment income, pre-tax	$4.9	$4.6	$88.7	$13.7
Net realized investment gains (losses), pre-tax	(60.9)	10.9	(75.9)	38.4
Total revenues, pre-tax	(56.0)	15.5	12.8	52.1
Taxes on net investment income and net realized investment gains (losses)	7.6	(2.7)	(10.4)	(14.9)
Total revenues, after-tax	(48.4)	12.8	2.4	37.2
Change in net unrealized investment gains, after-tax	(38.8)	6.9	(54.2)	29.8
Equity in earnings of Montpelier, after-tax	—	—	—	11.0
Net after-tax change in book value from Montpelier investment	$(87.2)	$19.7	$(51.8)	$78.0

During the third quarter of 2005, Montpelier’s common share price decreased from $34.58 at June 30, 2005 to $24.85 at September 30, 2005, resulting in a $61 million pre-tax realized investment loss on White Mountains’ warrant investment and a $39 million after-tax unrealized investment loss on White Mountains’ common share investment.

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

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and capital position.

Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra’s fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked-to-market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra’s intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 30.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of Common Shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire Common Shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per common and equivalent share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of fully converted tangible book value per common and equivalent share to book value per share is included on page 29.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and preferred stock subject to mandatory redemption. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 42.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level. The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are interest payments on the Senior Notes, dividend payments on Common Shares and on mandatorily redeemable preferred stock, purchases of investments and holding company operating expenses.

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

Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’ insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims.

Management believes that White Mountains’ cash balances, cash flows from operations and routine sales of investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level. In addition, the Company has the ability to borrow up to $400 million under its Bank Facility (as further described below) and has access to the capital markets through an effective shelf registration for offerings of up to $2.0 billion in debt and/or equity securities.

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

During the first nine months of 2005, OneBeacon paid cash dividends of $260 million to Fund American.

White Mountains Re:

Based on December 31, 2004 statutory surplus of $917 million, Folksamerica Re would have had the ability to pay approximately $92 million of dividends during 2005 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As a result of the hurricane-related losses it sustained during the third quarter of 2005, Folksamerica Re had $14 million of negative earned surplus as of September 30, 2005.  Consequentially, it does not expect to pay any additional dividends for the remainder of 2005. During the first nine months of 2005, Folksamerica Re paid $15 million of cash dividends to its immediate parent.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below). Currently, Sirius International has no unrestricted statutory surplus.

As of December 31, 2004, WMU had $3 million of cash and investments available for distribution during 2005. In addition, WMU has the ability to distribute its 2005 earnings without restriction. During the nine months of 2005, WMU paid $30 million of cash dividends to its immediate parent.

As of December 31, 2004, White Mountains Re had approximately $97 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2005. During the first nine months of 2005, White Mountains Re distributed $93 million of cash and investments from various holding companies to its immediate parent.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. The safety reserve is a Swedish regulatory concept that has no equivalent under GAAP. Accordingly, an amount equal to Sirius International’s safety reserve of $1.0 billion at September 30, 2005, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as equity under GAAP and as restricted surplus under local statutory requirements. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.

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

The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
($ in millions)	2005	2004
Total investments	$10,128.7	$10,529.5
Cash	205.4	243.1
Investment in unconsolidated insurance affiliates	486.8	466.6
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(39.4)	(56.6)
Accounts receivable on unsettled investment sales	27.0	19.9
Accounts payable on unsettled investment purchases	(162.8)	(30.9)
Interest-bearing funds held by ceding companies (1)	386.8	516.9
Interest-bearing funds held under reinsurance treaties (2)	(99.1)	(105.1)
Net investment assets	$10,933.4	$11,583.4

Total common shareholders’ equity	$3,882.8	$3,883.9
Debt	775.2	783.3
Preferred stock subject to mandatory redemption	227.9	211.9
Total capital	$4,885.9	$4,879.1
Unamortized goodwill of consolidated limited partnerships	(25.4)	(20.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(39.4)	(56.6)
Total tangible capital	$4,821.1	$4,802.5

Insurance float	$6,112.3	$6,780.9

Insurance float as a multiple of total tangible capital	1.3x	1.4x
Net investment assets as a multiple of total tangible capital	2.3x	2.4x

Insurance float as a multiple of common shareholders’ equity	1.6x	1.7x
Net investment assets as a multiple of common shareholders’ equity	2.8x	3.0x

(1)   Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(2)   Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims. The decrease in White Mountains’ insurance float position from December 31, 2004 to September 30, 2005 was principally due to the continued run-off of OneBeacon’s reserves, as described below, and incentive compensation payments made during the first quarter of 2005.

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

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2005 and December 31, 2004:

$ in millions	September 30, 2005	December 31, 2004
Senior Notes, carrying value	$698.4	$698.3
Bank Facility	—	—
Other debt of operating subsidiaries	76.8	85.0
Total debt	775.2	783.3
Preferred stock subject to mandatory redemption	227.9	211.9
Total common shareholders’ equity	3,882.8	3,883.9
Total capital	4,885.9	4,879.1
Unamortized goodwill of consolidated limited partnerships	(25.4)	(20.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(39.4)	(56.6)
Total tangible capital	$4,821.1	$4,802.5
Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	16%	16%
Total debt and preferred stock to total tangible capital	21%	21%

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

Fund American and the Company are both permitted borrowers under the Bank Facility. As of September 30, 2005, the Bank Facility, which matures in August 2009, was undrawn. At September 30, 2005, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the nine months ended September 30, 2005 and 2004 follows:

For the nine months ended September 30, 2005

Financing and Other Capital Activities

During the first nine months of 2005, White Mountains declared and paid cash dividends of $65 million and $24 million to holders of Common Shares and mandatorily redeemable preferred stock, respectively.

During the nine months ended September 30, 2005, OneBeacon declared and paid cash dividends of $260 million to Fund American. Also during the nine months ended September 30, 2005, White Mountains Re paid $93 million of dividends to its immediate parent.

During the 2005 third quarter, White Mountains contributed $150 million to Folksamerica Re.

Acquisitions and Dispositions

During the 2005 third quarter, OneBeacon sold two of its insurance subsidiaries, NFU and TPIC, to third parties for a total of $161.7 million in cash.

During the 2005 third quarter, Folksamerica sold one of its subsidiaries, CIIC, to a third party for a total of $19.8 million, $19.3 million of which was paid in cash.

On April 29, 2005, OneBeacon purchased a 284,000 square foot office facility located in Canton, MA for $23 million.

Other Liquidity and Capital Resource Activities

During the third quarter of 2005, White Mountains received a total of $60 million in tax refunds from the Internal Revenue Service related to the completion of an audit of White Mountains’ 1997-2000 tax years, the period during which the Company redomesticated to Bermuda.

During the nine months ended September 30, 2005, the Company issued a total of 2,250 Common Shares to its employees through the exercise of Options during the period and received cash proceeds of $.3 million in connection with these Option exercises.

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

For the nine months ended September 30, 2004

Financing and Other Capital Activities

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

In March 2004, the Company declared and paid an annual dividend of $9.1 million to its common shareholders. For the six months ended June 30, 2004, White Mountains declared and paid cash dividends of $23 million to holders of mandatorily redeemable preferred stock.

During the nine months ended September 30, 2004, OneBeacon declared and paid a total of $165.0 million in cash dividends to Fund American. Also during the nine months ended September 30, 2004, WMU paid a total of $55.0 million of cash dividends to its immediate parent.

Acquisitions and Dispositions

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

Other Liquidity and Capital Resource Activities

During the nine months ended September 30, 2004, the Company issued a total of 600 Common Shares to its employees through the exercise of Options during the period and, as a result, the Company received cash proceeds of $.1 million in connection with these Option exercises. In addition, during the first quarter of 2004, White Mountains issued 27,772 Common Shares to employees of OneBeacon in connection with OneBeacon’s employee stock ownership plan. OneBeacon paid $13.2 million to the Company in consideration for these Common Shares.

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2004 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates. That information is hereby supplemented as follows:

OneBeacon Asbestos and Environmental Reserves

In June 2005, OneBeacon completed an internal study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. OneBeacon estimates that the range of reasonable outcomes around its best estimate is $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from its prior study conducted in 2003. Approximately $759 million of the estimated $2.1 billion of incurred losses have been paid by NICO through September 30, 2005. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead and sexual molestation, partially offset by reduced projections of ultimate hazardous waste losses. The ratio of reserves net of Third Party Recoverables for A&E losses at September 30, 2005 to trailing three year average paid loss and allocated LAE (known in the industry as the “survival ratio”) is 19.6 years including the remaining available protection under the NICO Cover.

OneBeacon’s reserves for A&E losses at September 30, 2005 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law evolves, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from OneBeacon’s estimate of incurred A&E losses and Third Party Recoverables, future losses could utilize some or all of the $400 million of protection remaining under the NICO Cover.

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

•      incurred losses and the adequacy of its losses and LAE reserves and related reinsurance;

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

•      changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its clients;

•      an economic downturn or other economic conditions adversely affecting its financial position;

•      recorded loss reserves subsequently proving to have been inadequate; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s 2004 Annual Report on Form 10-K, and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2005.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Refer to the Company’s 2004 Annual Report on Form 10-K, and in particular Item 3 - “Legal Proceedings” for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: November 1, 2005	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer