Form 10-K
period 2005-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2006-03-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harborside Financial Center, Plaza 5, Jersey City, New Jersey	07311-1114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 631-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00 per share	New York Stock Exchange Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes  ☒   No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2005, was $3,785,698,416.

As of March 3, 2006, 10,780,053 common shares, par value of $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 25, 2006 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

ITEM 1.	Business	2
	General	2
	OneBeacon	3
	White Mountains Re	15
	Esurance	24
	Other Operations	27
	Investments	28
	Regulation	30
	Ratings	32
	Employees	33
	Available Information	33
ITEM 1A.	Risk Factors	34
ITEM 1B.	Unresolved Staff Comments	38
ITEM 2.	Properties	38
ITEM 3.	Legal Proceedings	38
ITEM 4.	Submission of Matters to a Vote of Security Holders	39

Executive Officers of the Registrant and its Subsidiaries		40

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities	41
ITEM 6.	Selected Financial Data	42
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
	Non-GAAP Financial Measures	56
	Liquidity and Capital Resources	56
	Related Party Transactions	64
	Critical Accounting Estimates	65
	Forward-Looking Statements	77
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
ITEM 8.	Financial Statements and Supplementary Data	79
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	79
ITEM 9A.	Controls and Procedures	79
ITEM 9B.	Other Information	79

PART III

ITEM 10.	Directors and Executive Officers of the Registrant	80
ITEM 11.	Executive Compensation	80
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
ITEM 13.	Certain Relationships and Related Transactions	80
ITEM 14.	Principal Accountant Fees and Services	80

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	81

CERTIFICATIONS		C-1

PART I

Item 1.           Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and affiliates in the businesses of property and casualty insurance and reinsurance. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at Harborside Financial Center, Plaza 5, Jersey City, New Jersey, 07311-1114 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively “OneBeacon”), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents. OneBeacon was acquired by White Mountains from Aviva plc (“Aviva”, formerly CGNU) on June 1, 2001 (the “OneBeacon Acquisition”).

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries. White Mountains Re offers lead reinsurance capacity for property, casualty, accident & health, aviation and marine exposures on a worldwide basis through its reinsurance subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its parent, Folksamerica Holding Company, “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”). On April 16, 2004, White Mountains acquired Sirius Insurance Holdings Sweden AB and its subsidiaries (“Sirius”) from ABB Ltd. (the “Sirius Acquisition”). The principal companies acquired were Sirius International, Sirius America Insurance Company (“Sirius America”), which provides primary insurance programs in the United States, and Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002. White Mountains Re also provides reinsurance advisory services, specializing in international property and marine excess reinsurance, through White Mountains Underwriting Limited (domiciled in Ireland and formed in 2001) and White Mountains Underwriting (Bermuda) Limited, formed in 2003 (collectively, “WMU”).

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since October 2000, markets personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), as well as the International American Group, Inc. (the “International American Group”). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of both Montpelier Re Holdings, Ltd. (“Montpelier”) and Symetra Financial Corporation (“Symetra”).

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

Invest for Total Return. Historical insurance accounting has tended to hide unrealized gains and losses in the investment portfolio and over-reward reported investment income (interest and dividends). Regardless of the accounting, White Mountains must invest for the best growth in after-tax value over time. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.

Think Like Owners. Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

OneBeacon, which is headquartered in Boston, Massachusetts, has been a part of White Mountains since June 2001. OneBeacon is one of the oldest property and casualty insurers in the United States, tracing its roots to 1831 and the Potomac Fire Insurance Company. OneBeacon’s legacy includes being among the first to issue automobile policies, honoring claims arising from the great San Francisco earthquake and the sinking of the Titanic, as well as insuring several U.S. presidents.

At December 31, 2005 and 2004, OneBeacon had $9.7 billion and $10.0 billion of total assets, respectively, and shareholder’s equity of $2.0 billion and $2.3 billion, respectively. OneBeacon’s principal operating insurance subsidiaries are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A” (Strong, the sixth highest of twenty-one ratings) by Standard & Poor’s, rating agencies that specialize in the insurance and reinsurance industry.

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

Insurance companies derive substantially all of their revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from the insurance companies’ investment portfolios.

Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as “claims”. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred, such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including compensation and benefits for professional and clerical staff.

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under accounting principles generally accepted in the United States (“GAAP”) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Lines of Business

OneBeacon provides specialty lines insurance products and a variety of segmented personal lines insurance products for individuals and commercial lines insurance products for businesses.

OneBeacon has built specialty businesses by providing customized coverages to certain niche markets. These specialty businesses are not subject to extreme competitive market conditions and are distinct in their product design. Each specialty business has its own operations and distribution channels that target specific customer groups. OneBeacon’s specialty lines insurance products include the following:

•                  Assigned risk services: OneBeacon offers Limited Assigned Distribution (“LAD”) and Commercial Limited Assigned Distribution (“CLAD”) services to insurance companies required to accept personal and/or commercial automobile assignments through assigned risk plans in ten states. OneBeacon writes the majority of its LAD and CLAD business through the New York Automobile Insurance Plan (“NYAIP”) and the New Jersey Personal Automobile Insurance Plan (“NJ PAIP”). During 2005, OneBeacon also began to write such business through other state programs, including California, Connecticut, Delaware, Maine, Pennsylvania, Texas and Vermont, as well as the District of Columbia.

•                  Medical errors and omissions: provides coverage for claims arising from direct patient treatment, such as making diagnoses, rendering opinions or providing advice or referral to another physician. Medical errors and omissions also provides coverage for professional committee activities as a member of an accredited hospital staff or any professional medical association or committee. These coverages are generally offered to mid-sized hospitals and/or managed care organizations and to individual physicians, but only through selected programs.

•                  Ocean marine: provides coverage for losses to an insured’s vessel, cargo and/or its marine property as a result of collision, fire, piracy, windstorm or other perils. Ocean marine coverages include cargo, hull, protection and indemnity, primary and excess liability, marina package, comprehensive marina liability package and yacht products.

•                  Agricultural and rural marketplace products: policies providing property and liability coverages for dairy farms, equine farms, farm equipment dealers, orchard and other commercial farms. Also provides liability and umbrella coverages for farm owners as a package and property, liability and umbrella coverages for select commercial businesses, such as feed stores, seed merchants, fruit and vegetable packers and shippers, and others actively involved in support of farming operations. Coverage does not include multi-peril crop insurance or crop hail insurance.

•                  Excess and surplus lines property: excess property covers the insured against certain damages over and above those covered by primary policies or a large self-insured retention. Specialized insurance coverage is available on a surplus lines basis in instances where such coverage is unavailable from insurers licensed (“admitted”) within a particular state. OneBeacon entered the excess and surplus lines property business in 2004.

•                  Tuition reimbursement: covers tuition payments due to insured schools and colleges when a student is unable to complete a school term as a result of a covered reason for withdrawal (medical and in certain instances voluntary withdrawal and involuntary dismissal).

•                  Community banking and lawyers’ professional liability: provides professional liability coverages for community banks with assets of $3 billion or less and law firms employing fewer than 150 attorneys. OneBeacon also offers its community banking customers its commercial package product, thereby providing comprehensive insurance solutions.

OneBeacon’s personal lines coverages include homeowners insurance, segmented private passenger automobile and package policies sold through select independent agents. In addition, OneBeacon provides management services for a fee to reciprocal exchanges. Since OneBeacon’s acquisition of the renewal rights on Atlantic Mutual’s commercial lines business in 2004 (see page 8), OneBeacon’s focus on commercial lines has been to write property, liability, automobile and other related lines for small and mid-sized businesses for specific industry segments. While its personal and commercial lines are subject to more competitive pressures than its specialty lines, OneBeacon believes that it has created certain niches in its personal and commercial businesses through proper segmentation in the design and rating of its products. OneBeacon’s objective is to underwrite only profitable business without regard to market share or premium growth. OneBeacon’s personal and commercial lines insurance products include the following:

•                  Automobile: consists of physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

•                  Homeowners: covers losses to an insured’s home, including its contents, as a result of weather, fire, theft and other causes and losses resulting from liability for acts of negligence by the insured or the insured’s immediate family. OneBeacon also offers identity theft resolution assistance and identity theft expense reimbursement coverage as part of its homeowners policies.

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

Net written premiums in OneBeacon’s other lines of business are primarily from reciprocal insurance exchanges administered by OneBeacon and premiums written during 2003 under the Liberty Agreement (as defined below).

On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group (“Liberty Mutual”) pursuant to a renewal rights agreement (the “Liberty Agreement”). The renewal rights under the Liberty Agreement expired on October 31, 2003. As a result, OneBeacon did not write any new premiums in 2005 or 2004 under the Liberty Agreement, but recorded earned premium in 2004 from policies written under the Liberty Agreement in 2003.

For the twelve months ended December 31, 2005, 2004 and 2003, OneBeacon’s net written premiums by line of business were as follows:

Net written premiums by line of business ($ in millions)	Year Ended December 31,
	2005	2004	2003
Specialty	$840.2	$848.5	$733.7
Personal	618.7	724.7	676.8
Commercial	610.9	807.1	426.7
Other lines	51.3	78.8	135.3
Total	$2,121.1	$2,459.1	$1,972.5

Specialty Lines

OneBeacon’s specialty businesses include AutoOne, medical errors and omissions (offered through OneBeacon Professional Partners, “OBPP”), ocean marine (offered through International Marine Underwriters, “IMU”), agricultural (“Agri”), excess and surplus lines property business (offered through OneBeacon Specialty Property, “OBSP”), tuition reimbursement (offered through A.W.G. Dewar, Inc., “Dewar”) and other specialty products. OneBeacon offered additional rural and farm related products through National Farmers Union Property and Casualty Company (“NFU”) until its sale on September 30, 2005.

For the twelve months ended December 31, 2005, 2004 and 2003, OneBeacon’s specialty lines net written premiums were as follows:

Specialty lines net written premiums ($ in millions)	Year Ended December 31,
	2005	2004	2003
AutoOne	$248.0	$263.1	$233.8
OBPP	149.5	119.5	68.7
IMU	133.6	136.5	125.7
NFU (sold on September 30, 2005)	132.5	178.5	169.0
Agri	84.0	83.6	84.0
Dewar	45.6	44.6	43.4
OBSP	43.6	19.2	—
Other	3.4	3.5	9.1
Total specialty lines	$840.2	$848.5	$733.7

AutoOne. As a condition of its license to write automobile business within most states, an insurance carrier is obligated by statute to accept future assignments from the assigned risk plan for that state. Assigned risk plans create a residual insurance market that provides personal automobile insurance for those who cannot otherwise obtain it in the voluntary market. Insurance carriers that are subject to assignments may contractually satisfy their assigned risk obligation by transferring their assignments to another insurance company or by utilizing various credits offered in New York and certain other states (i.e. take-out, territorial and youthful driver credits).

The process of transferring assigned risk obligations for personal auto is called Limited Assigned Distribution or LAD and the companies that assume these obligations are called LAD servicing carriers. The process of transferring assigned risk obligations for commercial auto is called Commercial Limited Assigned Distribution or CLAD and the companies that assume this obligation are called CLAD servicing carriers. Numerous states have similar programs for personal and commercial automobile assignments. AutoOne has launched a program to expand its services into an additional twelve states for 2006. With this expansion, AutoOne will provide LAD and/or CLAD services in all twenty-two states where such obligations may be assumed by a servicing carrier for a negotiated rate.

In addition to LAD and CLAD services, AutoOne also writes voluntary take-out business under NYAIP rules, whereby policies previously written through the assigned risk plan are “taken out” of the assigned risk pool and written voluntarily. AutoOne receives credits for taking these policies out of the pool. These credits may be utilized to reduce AutoOne’s assigned risk quota obligations, or they may be sold to other carriers to reduce their quota obligations. In 2005, AutoOne wrote more take-out business than all other carriers in New York combined.

In late 2004, AutoOne introduced a multi-tiered private passenger auto product in New York. This sophisticated product utilizes underwriting tiers to move the policy premium rates higher or lower based on underwriting rules and risk characteristics. The tiered structure is a key element in the design, as it provides the flexibility needed to adjust to changing market and competitor conditions.

OBPP. OneBeacon entered into the professional liability markets in 2002 through OBPP, which provides insurance and excess of loss coverage to the healthcare industry, including hospital professional liability (“HPL”), managed care errors and omissions (“MCE&O”) and HMO reinsurance. Additionally, OBPP provides directors and officers liability coverage and medial liability coverage. In June 2005, OneBeacon acquired the renewal rights to the HPL and MCE&O business of Chubb Specialty. In May 2005, OBPP added smaller and middle market media liability insurance capabilities by acquiring First Media Insurance Specialists, Inc. These transactions added $35 million of net written premium in 2005.

IMU. IMU offers insurance products that specialize in the ocean marine marketplace. IMU’s products include coverage for cargo, hull, yacht, marina and primary and excess liability. IMU is a franchise with an extensive history of profitability and outperforming the industry. The business is operated through nine regional offices throughout the United States providing local expertise and decision making.

NFU. On September 30, 2005, OneBeacon sold NFU to QBE Insurance Group for approximately $138 million, which resulted in a pre-tax gain of $26 million. The transaction included NFU’s wholly-owned subsidiary, United Security Insurance Company.

Agri. Agri specializes in commercial farm and ranch and commercial agricultural package policies. Agri is a leading agricultural insurer focused on twelve core states and select targeted commercial agricultural segments. Marketing is focused primarily on southern states stretching from Kentucky to Arizona, and the west coast. Agri targets commercial agricultural segments that are low-to-moderate hazardous risks, including seed merchants, feedlots, wholesale nurseries, livestock auction yards and fruit and vegetable growers, packers and shippers.

Dewar. Dewar, which has offered tuition reimbursement insurance since 1930, provides customized policies to a large number of the leading independent schools and colleges in North America. Dewar is the originator of the Tuition Refund Plan, a means of protecting schools and parents from the financial consequences of withdrawals and dismissals.

OBSP. During 2004, OneBeacon entered the excess and surplus lines property business through OBSP, which markets products through brokers in all fifty states. OBSP’s products offer attachment points and policy limits tailored to specific business-class and market conditions. Target classes include habitational risks (e.g., apartments and condominiums), municipalities and school districts, real estate and related classes (e.g., offices buildings, shopping centers), retail, wholesale (e.g., warehousing), builders risks and other inland marine classes. OBSP is exposed to large catastrophes, like hurricane Katrina, that cause losses to insured property in excess of attachment points in its policies. OBSP manages its catastrophic wind, earthquake and terrorism risks within the OneBeacon catastrophe management programs (see "Reinsurance Protection" below), including individual risk and portfolio loss modeling and reinsurance protection.

Personal Lines

OneBeacon’s personal lines include automobile, homeowners and package products (package products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages). OneBeacon’s mix of personal lines products between automobile and homeowners, including package, was 64% and 28%, respectively, of personal lines’ 2005 net written premium, compared to 67% and 25%, respectively, during 2004 and 63% and 30%, respectively, during 2003. OneBeacon writes the majority of its personal business in New York, Massachusetts and Maine.

In 2004, OneBeacon launched OneChoice, a multi-tiered product suite that enables OneBeacon to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product was initially launched in the Northeast. During 2005, in addition to expanding its OneChoice product within its core Northeast territory by rolling out additional products in Maine, New Jersey, Massachusetts and New York, OneBeacon also expanded its OneChoice product into Arizona. In addition, a surplus lines operation became operational in 2005, with an initial focus on high value homes.

Commercial Lines

OneBeacon’s commercial lines products principally include multi-peril, commercial automobile and workers compensation, which represented 52%, 23% and 11%, respectively, of commercial lines’ 2005 net written premium, compared to 54%, 23% and 14%, respectively, during 2004 and 55%, 23% and 8%, respectively, during 2003.

In late 2004, OneBeacon’s commercial lines operation was separated into middle-market and small-business divisions to enable a specialized focus in each market and to recognize the difference in product needs, customers and service requirements. In 2005, OneBeacon’s middle-market and small-business operations represented 87% and 13% of commercial lines net written premium, respectively.

The middle-market division offers total protection for a broad range of mid-size businesses and industries. Tailored products and customized risk control and claims services are a focus of this division. In 2005, OneBeacon continued to be segment focused through its middle-market operations with 60% of its net written premium in segmented industries. In addition, OneBeacon grew its inland marine net written premium by 37% over 2004. Inland marine now represents 5% of total middle-market net written premium as compared to only 3% in 2004.

The small-business operation offers package, auto, workers compensation and umbrella policies typically to small businesses with account premium less than $25,000 and less than 25 employees. Target programs are in the office, service and retail classes. During 2005, OneBeacon expanded its small business offering products into eight additional states.

On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company (“Atlantic Specialty”), a subsidiary of Atlantic Mutual Insurance Company (“Atlantic Mutual”), and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book (the “Atlantic Specialty Transaction”). The overall gross written premium for this book of business totaled $404 million. This transaction has allowed OneBeacon to sell a highly segmented product to small and mid-sized companies on an industry basis. These select industries include, but are not limited to technology, professional services, printers and wholesalers.

During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its non-Atlantic Mutual New York commercial business to Tower Insurance Group. As a result of this transaction, approximately $110 million of premiums written in 2004 were subject to this renewal rights agreement in 2005.

Other Lines

OneBeacon’s other lines include the results of insurance reciprocals that are included in OneBeacon’s GAAP results and also business assumed under the Liberty Agreement.

Reciprocals are policyholder-owned insurance associations. In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. During 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. In November 2005, Houston General Insurance Exchange commenced writing business in Arizona using the full suite of OneChoice products (auto, home and package). OneBeacon has no ownership interest in New Jersey Skylands Insurance or Houston General Insurance Exchange. As a result of accounting literature changes, OneBeacon began consolidating the results of reciprocals on March 31, 2004 (See Note 15 - "Variable Interest Entities" in the accompanying Consolidated Financial Statements). Net written premiums of New Jersey Skylands Insurance and Houston General Insurance Exchange that were included in OneBeacon’s results totaled $44 million and $75 million in 2005 and 2004, respectively.

Geographic Concentration

OneBeacon’s net written premiums are derived solely from business produced in the United States. Business from specialty, personal and commercial lines was produced in the following states:

Specialty, personal and commercial net written premiums by state	Year Ended December 31,
	2005	2004	2003
New York	27%	30%	36%
Massachusetts	17	17	20
New Jersey	9	9	3
California	7	8	2
Maine	6	6	2
Connecticut	5	5	5
Other (1)	29	25	32
Total	100%	100%	100%

(1) No individual state is greater than 3% of specialty, personal and commercial net written premiums for the years ended December 31, 2005, 2004 and 2003.

Marketing

OneBeacon offers its products through a combination of independent agents, regional and national brokers and wholesalers. In total, OneBeacon has approximately 2,000 agency and distribution relationships. No agent or broker produced more than 2% of OneBeacon’s premiums during 2005.

OneBeacon’s specialty businesses are located in separate locations, logistically appropriate to their target markets. AutoOne issues its assigned risk (LAD and CLAD) business through independent agents and brokers in its operating states. In New York, AutoOne generates takeout credits by writing policies from select insurance brokers that were previously in the NYAIP, and sells these credits to insurance companies subject to NYAIP assignments. AutoOne markets its LAD and CLAD services and NY takeout credits directly to insurance carriers seeking assigned risk solutions. OBPP distributes its products through selected national and regional brokers and agents. IMU distributes its products through a network of select agents that specialize in the ocean marine business. Agri distributes its products through independent agencies. OBSP’s excess property solutions are provided primarily through surplus lines wholesalers. Dewar’s affiliate, A.W.G. Dewar Agency, distributes the tuition refund products to independent schools and colleges throughout North America. Through these distribution channels, OneBeacon leverages its knowledge about specialty markets to provide products and services that are tailored to meet customer needs.

OneBeacon distributes its personal and commercial lines products through select independent insurance agents. OneBeacon believes that independent agents provide complete assessments of their clients’ needs, which results in appropriate coverages and prudent risk management. OneBeacon believes that independent agents will continue to be a significant force in overall industry premium production and management intends to increase the cross-selling of specialty, commercial and personal business among its top agents and brokers.

Underwriting and Pricing

OneBeacon believes that there must be a realistic expectation of attaining an underwriting profit on all the business it writes as well as a demonstrated fulfillment of that expectation over time. Adequate pricing is a critical component to the achievement of an underwriting profit and requires a disciplined approach towards pricing insurance products. Inadequate pricing can be caused by pressures from: (1) insurance companies selling their products at rates less than those acceptable to OneBeacon because they either underestimate ultimate claim costs or overestimate the amount of investment income and investment gains they will earn on premiums collected before claims are paid, (2) insurance companies willing to accept a lower return on investment for their stakeholders than OneBeacon, (3) insurance companies seeking to increase revenues and market share by reducing the price of their products beneath levels acceptable to OneBeacon, (4) the emergence and continued growth of competitors that have lower cost structures, and (5) state regulation, legislation and judicial mandates.

Since 2003, OneBeacon has used tiered rating plans in both its personal and commercial lines that permit OneBeacon to offer more tailored price quotes to its customers based on underwriting criteria applicable to each tier. As a result, OneBeacon now has the flexibility to renew expiring policies into the appropriate tier rather than being forced to choose to either renew the policy at the same base rate or cancel the policy. Management believes that this significant improvement in the accuracy and precision of OneBeacon’s rate plans moves it toward the pricing sophistication of the best insurance underwriters in the market.

These tiers are just one example of OneBeacon’s segmented underwriting and pricing strategy. Segmentation is a key driver of OneBeacon’s success in specialty lines and is being carried over into personal and commercial lines. OneBeacon develops proprietary knowledge about the industry, class and risk characteristics of its customers, which provides it with a competitive edge when offering terms and conditions on individual accounts. OneBeacon believes this will deliver superior returns versus a more “generalist” underwriting approach.

OneBeacon also monitors pricing activity on a weekly basis and regularly measures usage of tiers, credits, debits and limits. In addition, it regularly updates base rates to achieve targeted returns on surplus and attempts to shift writings away from lines and classes where pricing is inadequate. Lastly, OneBeacon expends considerable effort to measure and verify exposure bases and values.

Competition

Property and casualty insurance is highly competitive and extensively regulated by state insurance departments. In specialty lines, OneBeacon competes with numerous regional and national insurance companies, most notably The Chubb Corporation, American International Group, The St. Paul Travelers Companies and the regional Farm Bureaus. In personal and commercial lines, OneBeacon competes with numerous regional and national insurance companies, most notably The St. Paul Travelers Companies, Zurich Insurance Group, CNA Financial, the Hartford Financial Services Group, The Hanover Insurance Group, W.R. Berkley Corporation, The Chubb Corporation, Progressive Insurance, Allstate Insurance and Liberty Mutual. The more significant competitive factors for most insurance products offered by OneBeacon are price, product terms and claims service. OneBeacon’s underwriting principles and dedication to independent agency distribution are unlikely to make it the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, OneBeacon believes that its dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers.

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

In 2005, OneBeacon completed several operational changes in the claims department that began in 2004. Claims are now separately organized by specialty, commercial, personal and run-off operations. This segmented approach has allowed OneBeacon to better identify and manage claims handling costs. In addition, a shared service unit was established to better manage costs related to both staff and vendors. OneBeacon has also introduced a total claims cost management program that gives equal importance to controlling claims handling costs, legal expenses and claims payments, enabling OneBeacon to lower its overall claims handling costs.

OneBeacon’s claims department utilizes a modern claims workstation that records reserves, payments and adjuster activity and assists each claim handler in evaluating bodily injury claims, determining liability and identifying fraud. OneBeacon’s commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under OneBeacon’s Staff Counsel Program, in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel. In addition, OneBeacon’s internal legal bill audit team has contributed to savings by reducing legal invoices submitted by outside counsel.

Calendar year reported claims in OneBeacon’s run-off operations were 3,300 in 2005 compared to 5,900 in 2004, a 44% reduction. Total open claims for run-off operations were 8,800 at December 31, 2005 compared to 15,300 at December 31, 2004, a 42% reduction. These numbers included all of the claims that were previously handled by Liberty Mutual as a Third Party Administrator (“TPA”). Most of OneBeacon’s claims for run-off operations are handled by in-house adjusters.

National Indemnity Company (“NICO”) is used as a TPA for asbestos and environmental claims reinsured under the NICO Cover (as defined on page 12). OneBeacon claims department personnel are consulted by NICO on major claims. As with all TPAs, claims department personnel perform claim audits on NICO to ensure their controls, processes and settlements are appropriate. For more information regarding OneBeacon’s A&E exposures, see the “Asbestos and Environmental Reserves” discussion included in “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Terrorism

Since the terrorist attacks of September 11, 2001 (the “Attacks”), OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the “Terrorism Act”) establishing a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. On December 22, 2005, the United States’ government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. The following types of coverage are excluded from the program; commercial automobile, burglary and theft, surety, farm-owners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $150 million in 2006. The aggregate industry retention levels are $25 billion in 2006 and $27.5 billion in 2007. The Federal government will pay 90% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2006, and 85% of such losses in 2007, up to a total of $100 billion in each year.

OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the “Reinsurance Protection” section below for a further description of OneBeacon’s catastrophe program.

OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon’s strategy is to control its exposures so that its total probable maximum loss (“PML”) from a terrorism event within any half-mile radius in a metropolitan area or target risk will not exceed $200 million. (PML is a modeling technique that measures a company’s catastrophic exposure as the maximum probable loss from a defined loss event scenario.) The financial exposure of potential new business is evaluated when it is located in an area of existing concentration or individually presents significant terrorism exposure. Additionally, formal reports are generated quarterly to help validate that OneBeacon’s terrorism exposures do not exceed limits specified within its corporate standards. As a result, OneBeacon believes that it has taken appropriate actions to mitigate its exposure to losses from terrorist attacks and will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to the Company.

Reinsurance Protection

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest natural catastrophe exposures, based on a 250-year PML single event scenario, are Northeastern United States windstorm and California earthquake.

OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. Effective July 1, 2005, OneBeacon renewed its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through June 30, 2006. Under that cover, the first $200 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200 million and up to $850 million are reinsured for 100% of the loss. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from other types of terrorist attacks, and commercial property losses resulting from other types of domestic terrorist attacks or events not “certified” under the Terrorism Act.

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $75 million. Individual risk facultative reinsurance may be purchased above $75 million where OneBeacon deems it appropriate. The property-per-risk treaty also reinsures losses in excess of $10 million up to $75 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AAA” (Extremely Strong, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen ratings) by A.M. Best: a full risk-transfer cover from NICO for up to $2.5 billion in old asbestos and environmental claims (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $400 million on additional losses occurring in accident years 2000 and prior (the “GRC Cover”).

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. See Note 4—“Third Party Reinsurance” in the accompanying Consolidated Financial Statements for a discussion of OneBeacon’s top reinsurers.

Loss and Loss Adjustment Expense Reserves

OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion regarding OneBeacon’s loss reserving process.

The following information presents (1) OneBeacon’s reserve development over the preceding ten years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

Section I of the ten year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid losses and LAE. The liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid losses and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid losses and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2005. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2005. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	OneBeacon Loss and LAE (1), (3), (4) Years Ended December 31,
($ in millions)	1995	1996	1997	1998 (2)(5)	1999	2000	2001	2002	2003	2004	2005
I. Liability for unpaid losses and LAE: Gross balance	$5,844.4	$5,804.4	$5,655.9	$6,944.0	$6,368.8	$6,982.7	$8,425.2	$7,630.5	$6,241.2	$5,475.5	$5,713.4
Less: reins. recoverables on unpaid losses and LAE	(1,307.4)	(1,260.4)	(1,159.2)	(1,651.9)	(1,285.6)	(1,276.4)	(3,609.7)	(3,560.6)	(2,984.0)	(2,714.7)	(3,382.0)
Net balance	$4,537.0	$4,544.0	$4,496.7	$5,292.1	$5,083.2	$5,706.3	$4,815.5	$4,069.9	$3,257.2	$2,760.8	$2,331.4
II. Net liability re- estimated as of:
1 year later	4,584.7	4,627.8	5,370.1	5,305.3	5,901.2	4,815.8	4,872.9	4,216.7	3,357.4	2,855.8	—
2 years later	4,667.1	5,476.0	5,424.7	5,985.4	5,013.5	4,913.7	5,155.0	4,337.0	3,478.4
3 years later	5,460.6	5,549.0	5,965.0	5,002.8	5,001.5	5,384.7	5,244.0	4,451.2
4 years later	5,510.6	5,924.8	4,980.5	4,932.1	5,297.5	5,429.3	5,325.3
5 years later	5,779.5	4,948.0	4,911.8	5,117.6	5,243.4	5,482.0
6 years later	4,794.7	4,900.4	5,069.3	5,006.1	5,279.5
7 years later	4,749.4	5,028.9	4,902.3	5,017.7
8 years later	4,871.8	4,867.4	4,910.2
9 years later	4,714.2	4,868.0
10 years later	4,713.6
III. Cumulative net (deficiency)/ redundancy	$(176.6)	$(324.0)	$(413.5)	$274.4	$(196.3)	$224.3	$(509.8)	$(381.4)	$(221.2)	$(95.0)	$—
Percent (deficient)/ redundant	(3.9)%	(7.1)%	(9.2)%	5.2%	(3.9)%	3.9%	(10.6)%	(9.4)%	(6.8)%	(3.4)%	—%
IV. Reconciliation of net liability re- estimated as of the end of the latest re- estimation period (see II. above):
Gross re-estimated liability	8,777.5	8,931.1	8,892.2	9,486.9	9,489.6	9,667.7	9,934.7	9,007.4	7,341.4	6,364.0	—
Less: gross re- estimated reinsurance recoverable	(4,063.9)	(4,063.1)	(3,982.0)	(4,469.2)	(4,210.1)	(4,185.6)	(4,609.4)	(4,556.2)	(3,863.1)	(3,508.2)	—
Net re-estimated liability	$4,713.6	$4,868.0	$4,910.2	$5,017.7	$5,279.5	$5,482.1	$5,325.3	$4,451.2	$3,478.3	$2,855.8	$—
V. Cumulative net amount of liability paid through:
1 year later	1,476.6	1,594.8	1,684.3	1,815.2	1,966.5	2,007.9	1,892.0	1,656.9	1,463.7	1,143.8	—
2 years later	2,372.6	2,621.3	2,732.5	2,954.8	3,112.6	3,213.8	3,101.3	2,834.7	2,345.0
3 years later	3,083.3	3,331.1	3,515.0	3,702.2	3,882.3	4,057.3	4,040.5	3,579.0
4 years later	3,571.3	3,872.2	4,028.8	4,125.9	4,394.5	4,677.2	4,622.4
5 years later	3,961.5	4,225.0	4,282.8	4,421.0	4,736.0	5,050.4
6 years later	4,219.2	4,398.1	4,464.4	4,627.2	4,966.0
7 years later	4,329.4	4,516.6	4,584.6	4,780.4
8 years later	4,416.0	4,609.4	4,694.6
9 years later	4,485.7	4,691.3
10 years later	4,555.6

(1)          In 1998, OneBeacon was formed as a result of a pooling of interests between Commercial Union and General Accident. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)          OneBeacon acquired Houston General Insurance Company in 1998 and contributed it to Houston General Insurance Exchange in 2005. All liabilities related to this entity have been shown from 1998 forward in this table as it is still consolidated by OneBeacon.

(3)          This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

(4)          OneBeacon became a wholly-owned subsidiary of White Mountains during 2001. Reserve development for the years ended 1995 through 2000 reflects development on reserves established before White Mountains consolidated OneBeacon’s results.

(5)          OneBeacon acquired NFU in 1998 and sold it during 2005. All liabilities related to this entity have been shown from 1998 through 2004.

The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the OneBeacon Acquisition under the NICO Cover and the GRC Cover. See Note 4—“Third Party Reinsurance” in the accompanying Consolidated Financial Statements for a description of the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing OneBeacon’s reinsurance recoverables in 2001 and 2002 and reducing its reserve deficiency for each of the years presented prior to the OneBeacon Acquisition by the amount of the reserves ceded at the time these covers were purchased. See “Asbestos and Environmental Reserves” under “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of the NICO Cover on OneBeacon’s net loss and LAE reserve position. The table presented below represents OneBeacon’s cumulative net deficiency without regard to the NICO Cover and the GRC Cover.

	Years Ended December 31,
($ in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Cumulative net deficiency adjusted for the NICO Cover and the GRC Cover	$(2,277.0)	$(2,447.8)	$(2,573.0)	$(1,938.0)	$(2,490.8)	$(2,194.2)	$(862.7)	$(734.4)	$(574.2)	$(448.0)	$—

Percent deficient	(50.2)%	(53.9)%	(57.2)%	(36.6)%	(49.0)%	(38.5)%	(17.9)%	(18.0)%	(17.6)%	(16.2)%	—%

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
($ in millions)	2005	2004	2003
Statutory reserves	$4,253.4	$4,413.4	$5,085.5
Reinsurance recoverable on unpaid losses and LAE (1)	1,455.2	1,046.8	1,197.5
Reserves allocated from other segments, net	41.6	44.5	—
Other (2)	(36.8)	(29.2)	(41.8)
GAAP reserves	$5,713.4	$5,475.5	$6,241.2

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)          Primarily represents long-term workers compensation loss and LAE reserve discount recorded of $36.8 million, $36.1 million and $38.0 million in 2005, 2004 and 2003 in excess of statutorily defined discount.

WHITE MOUNTAINS RE

During 2004, White Mountains formed White Mountains Re, which combined Folksamerica, Fund American Reinsurance Company, Ltd. (“Fund American Re”) and WMU with the newly acquired Sirius to form a global reinsurance organization.

White Mountains Re offers lead reinsurance capacity for property, casualty, accident & health, aviation and marine exposures on a world-wide basis and writes direct program insurance business through Sirius America. White Mountains Re also provides reinsurance advisory services through WMU, specializing in international property and marine excess reinsurance. White Mountains Re has offices in Belgium, Bermuda, Chicago, Connecticut, Dublin, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2005 and 2004, White Mountains Re had $8.5 billion and $8.2 billion of total assets and $1.9 billion and $1.7 billion of shareholder’s equity, respectively.

Folksamerica is a multi-line property and casualty reinsurer that provides reinsurance to insurers primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan.   Folksamerica Re is rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A-”, (Strong, the seventh highest of twenty-one ratings) with a positive outlook by Standard & Poor’s.

On April 16, 2004, White Mountains completed the Sirius Acquisition, through which the principal operating companies acquired were Sirius International and Sirius America.  Stockholm-based Sirius International is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia and is the largest reinsurance company domiciled in Scandinavia (based on gross written premiums). Sirius America is a U.S.-based insurer that specializes in primary insurance programs. Sirius International and Sirius America are both rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best.  Sirius International is also rated “A-”, (Strong, the seventh highest of twenty-one ratings) with a positive outlook by Standard & Poor’s.

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

In December 2001, White Mountains formed WMU, a reinsurance advisory company domiciled in Ireland. As part of a corporate reorganization, WMU established a sister company in Bermuda in June 2003.  WMU provides reinsurance underwriting advice and reinsurance portfolio analysis services to both Folksamerica and Olympus Reinsurance Company Ltd. (“Olympus”).  Prior to the Sirius Acquisition, WMU’s Irish company, a specialist in handling non-marine property treaty excess of loss classes, expanded White Mountains Re’s international profile, particularly in the United Kingdom, Continental Europe, Japan and Australia. WMU’s Bermuda company specializes in excess reinsurance coverages for the marine and energy sector.

Since 1999, in addition to the transactions discussed above, White Mountains Re has made the following acquisitions:

•                  On November 11, 2004, Sirius International acquired 100% of Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S (“Tryg-Baltica”).  Following the closing, White Mountains Re placed  Tryg-Baltica into run-off, with select business renewed by Sirius International.  White Mountains Re did not acquire any infrastructure or employees and is managing the company’s run-off administration.

•                  On March 31, 2004, Folksamerica acquired 100% of the Sierra Insurance Group companies (the “Sierra Group”).  Subsequent to the acquisition, the Sierra Group companies, which previously wrote mainly workers compensation business, were placed into run-off and all of the acquired companies’ run-off claims administration was transferred to TPAs working under White Mountains Re’s direction.

•                  In 2002, Folksamerica acquired 100% of Imperial Casualty and Indemnity Insurance Company, a company in run-off.

•                  In 2001, Fund American Re acquired substantially all of the international reinsurance operations of Folksam International Insurance Company and Folksamerica acquired 100% of C-F Insurance Company, a company in run-off.

•                  In 2000, Folksamerica acquired substantially all the reinsurance operations of Risk Capital Reinsurance Company (“Risk Capital”) and 100% of PCA Property & Casualty Insurance Company (“PCA”), a company in run-off.

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

A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to the ceding company; (2) the reporting of the loss by the ceding company to the reinsurer; (3) the ceding company’s adjustment and payment of the loss; and (4) the payment to the ceding company by the reinsurer. During this time, reinsurance companies generate investment income on premium receipts, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities.  The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.  However, this difference is less significant for reinsurers like White Mountains Re that write large volumes of short-tailed coverage, such as property reinsurance.

Classes of Business

White Mountains Re writes three main classes of reinsurance: property, liability and accident and health.  White Mountains Re’s net written premiums by class of business for the years ended December 31, 2005, 2004 and 2003 were as follows:

Business class (Millions)	Year Ended December 31,
	2005	2004	2003
Property	$567.4	$432.1	$314.6
Liability	403.4	524.5	450.7
Accident and Health	169.4	151.6	88.4
Other	163.9	138.1	32.0
Total	$1,304.1	$1,246.3	$885.7

White Mountains Re writes both treaty and facultative reinsurance, as well as direct business. The majority of White Mountains Re’s premiums are derived from treaty reinsurance contracts both on a quota share and an excess of loss basis, which in 2005 amounted to 51% and 36%, respectively, of its total net written premiums, while direct business represented 13% of total net written premium.

During the years ended December 31, 2005, 2004 and 2003, White Mountains Re received no more than 10% of its gross reinsurance premiums from any individual ceding company. During the years ended December 31, 2005, 2004 and 2003, White Mountains Re received approximately 40%, 51% and 58%, respectively, of its gross reinsurance written premiums from three major, third-party reinsurance brokers as follows: (1) AON Re - 18%, 22% and 25%, respectively; (2) Benfield  - 14%, 16% and 19%, respectively; and (3) Guy Carpenter - 8%, 13% and 14%, respectively.

Geographic Concentration

White Mountains Re’s net written premiums by geographic region for the years ended December 31, 2005, 2004 and 2003 were as follows:

Geographic region (Millions)	Year Ended December 31,
	2005	2004	2003
United States	$878.9	$846.7	$702.5
Europe	315.6	303.5	114.0
Canada, the Caribbean and Latin America	47.2	42.4	53.6
Asia and Other	62.4	53.7	15.6
Total	$1,304.1	$1,246.3	$885.7

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

White Mountains Re pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (commissions, premium taxes and certain miscellaneous expenses).  Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce. The reinsurance intermediary’s commissions constitute a significant portion of White Mountains Re’s total acquisition costs.

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

White Mountains Re’s underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential clients before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and by estimating future loss and LAE costs. White Mountains Re accepts contracts that are anticipated to  generate sufficient returns on capital. White Mountains Re’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, the primary insurer’s underwriting and claims experience and the primary insurer’s financial condition. Folksamerica’s underwriters, actuaries and claims personnel perform regular audits to monitor ceding companies’ risk selection, pricing and claim handling discipline. Sirius International’s underwriters frequently communicate with ceding companies to discuss current terms and conditions.  Additionally, White Mountains Re’s finance staff reviews the financial stability and creditworthiness of certain ceding companies. Such reviews provide important input to support underwriting decisions.

White Mountains Re and other reinsurance companies have sought to mitigate the risk associated with future terrorist attacks in a similar manner as primary insurers. Since the Attacks, reinsurers have attained significant price increases across all lines of reinsurance in response to greater perceived policy exposures.  Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions that are generally imposed on primary writers. For example, the Terrorism Act is not applicable to reinsurers.  As a result, exclusions on reinsurance contracts are dictated by the marketplace. White Mountains Re evaluates terrorism exposure to its ceding company clients and applies exclusions as appropriate. For example, reinsurance written on commercial risks subsequent to the Attacks generally contain clauses that exclude acts of terrorism certified under the Terrorism Act.  Reinsurance on personal risks written subsequent to the Attacks generally contains exclusions related to nuclear, biological and chemical attacks.

Following the 2004 and 2005 catastrophe activity, White Mountains Re enhanced its catastrophe underwriting process by significantly raising its provision for demand surge (i.e., the rise in costs from shortages of material and labor in regions affected by a catastrophe) and by employing a more conservative methodology to evaluate exposure than those that result from standard actuarial and modeling techniques.  Reflecting the increasing capital costs associated with providing catastrophe protection, the marketplace is supporting an increase in the underwriting profit margin of catastrophe-exposed reinsurance contracts.

Claims Management

White Mountains Re maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from its customers. Folksamerica’s claims staff also regularly perform on site claim reviews to assess the reinsured’s claim handling ability, including suggesting improvements, and reserving techniques. In addition, White Mountains Re’s claims specialists review loss information provided by the reinsured for adequacy. The results of these claim reviews are shared with the actuaries and underwriters to ensure that they are making the correct assumptions in pricing products and that all relevant information is used in establishing loss reserves.

White Mountains Re also uses TPAs for certain other claims, including the direct program business written by Sirius America and run-off claims related to the Sierra and PCA acquisitions.  White Mountains Re’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPA.

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

Through Folksamerica, White Mountains Re competes with all of the larger U.S. reinsurance companies.  As reported by the Reinsurance Association of America (“RAA”) for the nine month period ending September 30, 2005, (the most recent data available), Folksamerica wrote approximately 5% of gross written premiums of all reinsurance companies that are viewed as direct competition. The reinsurance companies writing the largest portion of gross premiums in this period were: XL Reinsurance America (17%), Transatlantic Reinsurance Company (13%) and Everest Reinsurance Company (13%).

Through Sirius International, the largest reinsurance company domiciled in Scandinavia (based upon gross written premiums), White Mountains Re competes with many of the larger European and international reinsurance companies, including Munich Re, Swiss Re, Hannover Re, Lloyds, Partner Re and Everest Re.

White Mountains Re, through its operating subsidiaries, has a long history of close relationships with ceding companies and maintains a disciplined underwriting strategy which, among other things, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. White Mountains Re also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs. Additionally, White Mountains Re’s acquisition strategy has contributed to its growth. Since 1995, White Mountains Re has completed eleven acquisitions of other insurance and reinsurance organizations. In most cases the acquired entities were fundamentally sound, but were owned by organizations that no longer considered them core businesses.

Catastrophe Risk Management

White Mountains Re has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events.  In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels and, if necessary, purchasing reinsurance. In addition, White Mountains Re seeks terrorism exclusions in its reinsurance contracts, where applicable.  White Mountains Re also uses a global catastrophe model that calculates its expected PML from several possible catastrophes.  White Mountains Re believes that its largest natural catastrophe exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storm, California earthquake, United States Atlantic Coast windstorm (i.e., Delaware to Florida) and United States Gulf Coast windstorm (i.e., Florida to Texas).

White Mountains Re’s global catastrophe model is based on third party software models and internally developed models. White Mountains Re models and assesses each contract it writes for catastrophe exposure and uses the results in underwriting to ensure that the contracts it writes have an appropriate charge for assumed catastrophe risks.

Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on a large number of data points.  In particular, geographic and policy coverage data on the primary policies reinsured by White Mountains Re is essential.  Accordingly, White Mountains Re’s ability to accurately predict its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.

Additionally, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (i.e., the water that is pushed toward the shore by the force of a windstorm), demand surge and zone density (i.e., the percentage of insured perils that would be affected in a region by a catastrophe).

While catastrophe modeling is an important tool, White Mountains Re does not believe that it can be strictly relied upon to measure its catastrophe exposure.  For example, the losses caused by Katrina for both the industry and White Mountains were substantially in excess of previously modeled losses, due to issues such as inadequate storm surge and demand surge assumptions in the models.

Reinsurance Protection

During 2005, White Mountains Re’s primary reinsurance protection was through quota share retrocessional arrangements with Olympus.  Under these arrangements, for an override commission on premiums ceded, Folksamerica ceded up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business and Sirius International ceded 25% of its new and renewal short-tailed proportional and excess of loss business to Olympus. Additionally, White Mountains Re was to receive a profit commission with respect to the profitability of the business placed with Olympus. This profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of the Gulf Coast hurricanes and several other significant loss events during the year, Olympus recorded substantial net underwriting losses in 2005. Accordingly, White Mountains Re did not record a profit commission from Olympus during 2005 and does not expect to record profit commissions from Olympus for the foreseeable future. During 2004, White Mountains Re recorded a profit commission of $12.6 million.

Effective January 1, 2006, Sirius International no longer cedes any of its business to Olympus and Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms.  Under its revised arrangements, for an override commission on premiums ceded, Folksamerica will cede up to 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine, to Olympus and a newly-formed reinsurer, Helicon Reinsurance Company, Ltd. (“Helicon”). Olympus and Helicon share, pro rata, in this up to 35% cession based on their relative capital bases.  The 2005 and prior underwriting year business will continue to run-off with Olympus and it is expected that the majority of the risk exposures will expire by the end of the second quarter of 2006. White Mountains Re is fully collateralized for all recoverable amounts recorded as of December 31, 2005, related to the 2005 and prior underwriting year business ceded to Olympus.

These arrangements are designed to increase White Mountains Re’s capacity to capitalize on improved pricing trends, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events.

Under its prior ownership, Sirius’ threshold for risk exposure and earnings volatility was extremely low.  As a consequence, Sirius purchased many reinsurance protections at significant costs. These protections were purchased primarily to reduce the company’s property catastrophe exposure on both a treaty and facultative basis.  Under White Mountains Re’s ownership, Sirius’ reinsurance purchasing is subject to a higher retention of underlying business.  Selective purchases are made primarily for property catastrophe protection and aviation exposures.

Reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies. Therefore, collectibility of balances due from its retrocessional reinsurers is critical to White Mountains Re’s financial strength. See Note 4 - “Third Party Reinsurance” to the accompanying Consolidated Financial Statements for a discussion of White Mountains Re’s top reinsurers.

Loss and Loss Adjustment Expense Reserves

White Mountains Re establishes reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. See “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion regarding White Mountains Re’s loss reserving process.

The following information presents (1) White Mountains Re’s reserve development over the preceding ten years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2005. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2005. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

The following table includes the complete loss development history for all periods presented for all companies acquired by White Mountains Re as if the companies had been combined from their inception.

This table includes development on reserves reported by acquired companies before those companies were acquired by White Mountains Re

	White Mountains Re Loss and LAE (1), (2), (3), (4) Years Ended December 31,
($ in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
I. Liability for unpaid losses and LAE: Gross balance	$1,895.7	$2,448.2	$2,386.1	$2,524.2	$2,299.6	$3,175.1	$3,917.3	$3,925.1	$3,910.4	$4,170.3	$4,680.3

Less: reins. recoverables on unpaid losses and LAE	(336.6)	(524.7)	(513.3)	(592.9)	(651.0)	(1,148.5)	(1,353.7)	(1,277.6)	(1,214.6)	(1,346.6)	(1,878.5)

Net balance	$1,559.1	$1,923.5	$1,872.8	$1,931.3	$1,648.6	$2,026.6	$2,563.6	$2,647.5	$2,695.8	$2,823.7	$2,801.8
II. Net liability re-estimated as of:
1 year later	1,470.8	1,937.9	1,855.4	2,001.3	1,908.2	2,491.9	2,617.0	2,844.0	2,718.4	2,874.7	—
2 years later	1,482.1	1,871.0	1,889.2	2,036.4	2,169.0	2,500.7	2,844.8	2,881.9	2,788.9
3 years later	1,423.4	1,909.2	1,862.8	2,011.9	2,175.0	2,744.5	2,907.7	2,962.9
4 years later	1,499.0	1,903.8	1,834.3	2,012.5	2,369.9	2,793.7	2,986.1
5 years later	1,483.4	1,870.1	1,817.6	2,065.9	2,388.3	2,909.7
6 years later	1,445.3	1,842.7	1,837.0	2,079.0	2,448.5
7 years later	1,416.8	1,854.5	1,842.1	2,142.6
8 years later	1,426.7	1,857.4	1,903.9
9 years later	1,426.5	1,914.5
10 years later	1,482.5
III. Cumulative net (deficiency)/ redundancy	$76.6	$9.0	$(31.1)	$(211.3)	$(799.9)	$(883.1)	$(422.5)	$(315.4)	$(93.1)	$(51.0)	—

Percent (deficient)/ redundant	4.9%	.5%	(1.7)%	(10.9)%	(48.5)%	(43.6)%	(16.5)%	(11.9)%	(3.5)%	(1.8)%	—%
IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):

Gross re-estimated liability	1,848.5	2,492.6	2,494.1	2,837.9	3,154.0	4,302.3	4,548.1	4,413.1	4,156.6	4,332.9	—

Less: gross re-estimated reinsurance recoverable	(366.0)	(578.1)	(590.2)	(695.3)	(705.5)	(1,392.6)	(1,562.0)	(1,450.2)	(1,367.7)	(1,458.2)	—

Net re-estimated liability	$1,482.5	$1,914.5	$1,903.9	$2,142.6	$2,448.5	$2,909.7	$2,986.1	$2,962.9	$2,788.9	$2,874.7	—
V. Cumulative net amount of liability paid through:
1 year later	463.5	504.5	498.7	542.9	420.5	689.2	729.8	994.0	720.9	965.8	—
2 years later	665.3	771.2	830.9	741.1	860.2	1,167.4	1,429.6	1,394.5	1,310.3
3 years later	788.4	1,007.0	975.3	1,008.0	1,142.4	1,731.1	1,720.3	1,873.4
4 years later	940.9	1,147.4	1,129.5	1,181.6	1,516.1	1,936.7	2,119.7
5 years later	1,018.6	1,258.2	1,242.9	1,382.7	1,658.7	2,243.2
6 years later	1,088.7	1,351.0	1,317.4	1,487.3	1,872.7
7 years later	1,158.8	1,405.6	1,384.2	1,580.9
8 years later	1,200.7	1,457.7	1,444.9
9 years later	1,246.1	1,502.8
10 years later	1,277.1

(1)          The table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica through an instrument of transfer and assumption approved by the appropriate insurance regulators.  Under the instrument, insurance regulators require that Folksamerica report reserve development as if the companies had been combined from their inception.

(2)          Folksamerica became a wholly-owned subsidiary of White Mountains during 1998.  Reserve development for the years ended 1995 through 1997 reflects development on reserves established before White Mountains consolidated Folksamerica’s results.

(3)          Sirius, including Scandinavian Re, became a wholly-owned subsidiary of White Mountains during 2004.  Reserve development for the years ended 1995 through 2003 reflects development on reserves established before White Mountains consolidated Sirius’ results.  See table, below.

(4)          White Mountains acquired $136.8 million in net loss and lae reserves when it acquired Tryg-Baltica during 2004. For periods prior to December 31, 2004, loss and LAE reserves for Tryg-Baltica are not included due to lack of availability of loss development history on a comparable basis.

The cumulative net (deficiency)/redundancy in the table above reflects adverse development recorded by Scandinavian Re, which was acquired by White Mountains Re in 2004 and has been in run-off since 2002.  This has the effect of significantly increasing White Mountains Re’s cumulative deficiency for each of the years presented in the table, including the years prior to White Mountains Re’s acquisition of Sirius.  The table presented below represents White Mountains Re’s cumulative net (deficiency)/redundancy excluding Scandinavian Re:

	Years Ended December 31,
($ in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Cumulative net (deficiency) redundancy, excluding Scandinavian Re	$103.2	$32.6	$(20.5)	$(128.2)	$(311.1)	$(144.5)	$(94.6)	$(107.3)	$(52.5)	$(46.6)	$—
Percent (deficient) / redundant	6.8%	1.7%	(1.1)%	(7.2)%	(22.6)%	(10.7)%	(6.8)%	(6.7)%	(2.7)%	(2.1)%	—%

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
(Millions)	2005	2004	2003
Regulatory reserves	$3,109.7	$3,092.0	$2,928.4
Reinsurance recoverable on unpaid losses and LAE (1)	1,513.1	948.2	746.1
Discount on loss reserves	184.5	245.2	246.0
Reserves allocated to other segments	(105.4)	(91.2)	(33.4)
Purchase accounting and other	(21.6)	(23.9)	23.3
GAAP reserves	$4,680.3	$4,170.3	$3,910.4

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

ESURANCE

The Esurance group of companies, which is headquartered in San Francisco, has been part of White Mountains since October 2000.  Esurance markets personal auto insurance directly to customers and through select online agents.  Most customer interaction with the company takes place through Esurance’s website, www.esurance.com.  Through the website, customers can get real-time quotes, compare quotes from other companies, purchase their policies, report claims and manage their accounts.  At December 31, 2005, Esurance had over 210,000 policies in force.

Esurance’s underwriting companies, Esurance Insurance Company and Esurance Property and Casualty Insurance Company, are both rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best.  The Esurance segment includes insurance ceded by Esurance to affiliates of White Mountains.  At December 31, 2005 and 2004, Esurance had $414.2 million and $241.7 million of total assets and $176.7 million and $109.0 million of shareholder’s equity, respectively.

Geographic Concentration

As of December 31, 2005, Esurance writes business in twenty-two states. These states represent approximately 77% of the premium volume for the entire U.S. personal automobile insurance market.  For the years ended December 31, 2005, 2004 and 2003, Esurance had net written premiums of $349 million, $199 million and $116 million, respectively, which were produced in the following states:

	Year Ended December 31,
Net written premiums by state	2005	2004	2003
Florida	20%	24%	24%
California	20	25	32
Texas	9	11	15
New York	8	5	2
Michigan	7	7	5
Virginia	4	4	3
Colorado	4	4	2
Illinois	4	4	4
Other	24	16	13
Total	100%	100%	100%

Marketing

Esurance targets technology-savvy consumers who rely on the internet to manage their financial services needs.  Esurance distributes most of its business directly online or over the telephone.  Phone sales are handled by sales teams in Esurance’s Sioux Falls, Tampa, and Sacramento offices.  Online agent partners also represent an important distribution channel for Esurance.

Esurance uses its media mix of offline and online advertising to reach its target customers efficiently.  Esurance advertises offline on television, radio, and through direct mail.  Esurance advertises online through paid search (e.g., Google and Yahoo! Search), and on a variety of insurance, finance, and automotive sites, along with major portals (e.g., MSN and AOL).

Underwriting and Pricing

Esurance collects and verifies detailed underwriting information in real-time while customers transact with the company online.  Real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models.  Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown.  As a result, Esurance can quote rates to customers that most closely correspond to the individual risk characteristics of the customer, enabling Esurance to focus on keeping insurance rates competitive without compromising the company’s loss ratio targets.

Competition

Esurance competes with national and regional personal automobile insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century.

By leveraging web-enabled technology, Esurance can capture data real-time and respond to changing loss trends.  Esurance is continually able to refine pricing, enhance its auto product and optimize dollars spent on marketing with the array of customer information that is at its disposal.  Web technology also allows Esurance to provide high quality, 24/7 customer service and claims handling for a competitive price.

Esurance’s paperless business process allows the company to significantly reduce operating costs typically associated with policy processing, verification and endorsement activities.  As a result, the company is able to achieve efficient, low-cost acquisition and operating expense structures.

Claims Management

Esurance takes initial notice of claims at the company’s loss reporting unit in South Dakota, which is available for customers 24 hours a day, 365 days a year.  The loss reporting unit then transfers claims to regional claim centers in Arizona, California, Florida, Georgia, New Jersey, New York, and Texas where claims are handled and adjusted.

Esurance’s claims organization leverages technology to reduce cycle times and achieve strict claims performance metrics.  Rapid response to and resolution of claims creates a stronger relationship with customers, while also decreasing ancillary claims costs, such as rental car fees.  Additionally, Esurance maintains a special investigative unit designed to detect insurance fraud, and actively supports efforts by regulatory bodies and trade associations to curtail the cost of insurance fraud.

Catastrophe Risk Management

Esurance’s sole line of business is personal automobile insurance that covers liabilities and physical damage arising from the operation of automobiles.  The majority of Esurance’s customers elect coverage for physical damage (83%), resulting in exposure to catastrophe losses at Esurance for hurricanes, hailstorms, earthquakes and other acts of nature.  Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property.  Additionally, Esurance’s broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

Loss and Loss Adjustment Expense Information

The process of estimating reserves for Esurance is similar to the process described in “Loss and Loss Adjustment Expense Reserves” in the “ONEBEACON” discussion and, as of any given date, is inherently uncertain. As described previously, uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled, i.e., the claim-tail.  Esurance writes primarily short-tail personal automobile insurance policies, which reduces the uncertainty inherent in its loss and LAE reserves when compared to insurance companies that write long-tail policies, such as workers compensation.

Management believes that Esurance’s loss and LAE reserves as of December 31, 2005 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company’s future results of operations.

The following information presents (1) Esurance’s reserve development over the five years since inception and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid losses and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2005. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2005. Section V shows the cumulative amount of net losses and LAE paid relating to recorded liabilities as of the end of each succeeding year.

	Esurance Loss and LAE (1), (2) Years Ended December 31,
($ in millions)	2001	2002	2003	2004	2005
I. Liability for unpaid losses and LAE:
Gross balances:	$4.0	$15.5	$39.1	$63.0	$93.7
Less: reinsurance recoverables on unpaid losses and LAE	—	—	—	0.1	—
Net balance	$4.0	$15.5	$39.1	$62.9	$93.7
II. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	—
2 years later	4.4	15.3	29.4
3 years later	4.3	14.4
4 years later	4.2
III. Cumulative net (deficiency)/ redundancy	$(0.2)	$1.1	$9.7	$8.0	$—
Percent (deficient)/redundant	(5.0)%	7.1%	24.8%	12.7%	—%
IV. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see II. above):
Gross re-estimated liability	4.2	14.4	29.6	55.1	—
Less: gross re-estimated reinsurance recoverable	—	—	0.2	0.2	—
Net re-estimated liability	$4.2	$14.4	$29.4	$54.9	$—
V. Cumulative net amount of liability paid through:
1 year later	2.5	9.3	18.9	35.8	—
2 years later	3.3	12.2	24.5
3 years later	3.9	13.7
4 years later	4.1

(1)               The table consists of reserve information for Esurance Insurance Company, Esurance Property & Casualty Insurance Company, and business ceded by Esurance to Folksamerica and OneBeacon.

(2)               Esurance became a subsidiary of White Mountains during 2000.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
(millions)	2005	2004	2003
Statutory reserves	$30.0	$16.2	$7.6
Reserves allocated from other segments	63.7	46.7	31.5
Reinsurance recoverable on unpaid losses and LAE (1)	—	.1	—
GAAP reserves	$93.7	$63.0	$39.1

(1)               Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

OTHER OPERATIONS

The Company and its Intermediate Holding Companies

The Company’s intermediate holding companies include Fund American Companies, Inc. (“Fund American”) and Fund American Enterprises Holdings, Inc. (“FAEH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg, Sweden and Bermuda. White Mountains arranges the majority of its financing through the Company and these intermediate holding companies.    In May 2003, Fund American issued $700 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”).  The Senior Notes bear an annual interest rate of 5.9% until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

Fund American and the Company are both permitted borrowers under a $400 million revolving credit facility (the “Bank Facility”), which matures in August 2009.  As of December 31, 2005, the Bank Facility was undrawn.

As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway, Inc. (“Berkshire”) invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the “Berkshire Preferred Stock”), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. During 2004, Berkshire exercised its warrants for $294 million in cash.

Also as part of the financing of the OneBeacon Acquisition, Zenith Insurance Company (“Zenith”) purchased $20 million in cumulative non-voting preferred stock of FAEH (the “Zenith Preferred Stock”).  The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter.  The Zenith Preferred Stock is mandatorily redeemable on May 31, 2011.  At the Company’s option, the Zenith Preferred Stock may be redeemed on June 30, 2007.

International American Group

In October 1999, White Mountains acquired the International American Group, which included American Centennial, British Insurance Company and Peninsula Insurance Company (“Peninsula”).

Delaware-domiciled American Centennial and Cayman Island-domiciled British Insurance Company are property and casualty insurance and reinsurance companies in run-off. At December 31, 2005 and 2004, American Centennial had $76.8 million and $61.3 million of total assets and $16.8 million and $21.0 million of shareholder’s equity, respectively. At December 31, 2005 and 2004, British Insurance Company had $37.7 million and $33.4 million of total assets and $6.3 million and $4.5 million of shareholder’s equity, respectively.

In January 2004, White Mountains sold Peninsula, a Maryland-domiciled property and casualty insurer, for $23.3 million.  For the year ended December 31, 2003, Peninsula had $34.1 million of net written premiums.

INVESTMENTS

The investment portfolios of White Mountains’ insurance and reinsurance operations consist primarily of fixed maturity investments but also consist, in part, of short-term investments, common equity securities and other investments (principally investments in limited partnership interests). White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance after-tax total returns without significantly increasing the risk profile of the portfolio when considered over long periods of time and balanced with leverage and insurance risk considerations.  White Mountains seeks to maximize after-tax, risk-adjusted returns over the long term.

At December 31, 2005, approximately 99% of White Mountains’ fixed maturity investments received an investment grade rating from Standard & Poor’s or from Moody’s Investor Services (“Moody’s”) if a given security is unrated by Standard & Poor’s.  Standard & Poor’s and Moody’s are two third party rating agencies that assess the credit quality of companies that have publicly issued debt.  An investment grade rating, which is indicative of a strong credit profile of an issuer, is defined as “BBB” (Adequate, the ninth highest of twenty-two ratings) or better by Standard & Poor’s and “Baa3” (Moderate Risk, the tenth highest of twenty-one ratings) or better by Moody’s.  White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

At December 31, 2005 White Mountains’ consolidated investment portfolio consisted of $7,583 million (77%) of fixed maturity investments, $728 million (7%) of short-term investments, $968 million (10%) of common equity securities and $588 million (6%) of other investments. White Mountains’ fixed maturity investments at December 31, 2005 consisted principally of corporate debt securities (38%), asset-backed securities (28%), U.S. government and agency securities (23%), foreign government obligations (9%) and preferred equity securities and municipal bonds (2%).

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.  At December 31, 2005, the duration of White Mountains’ fixed maturity investments was approximately 2.9 years and including short-term investments was approximately 2.2 years.

Montpelier

In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier and its wholly-owned subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”).  Montpelier Re is a Bermuda-domiciled insurance and reinsurance company that was formed with approximately $1.0 billion in capital to respond to the then favorable underwriting and pricing environment in the reinsurance industry. Montpelier Re has initially focused on property reinsurance business. Montpelier Re is rated “A-” (Excellent, the fourth highest of fifteen ratings) by A.M. Best. On October 15, 2002, Montpelier successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. White Mountains initially invested $180 million in Montpelier in exchange for 10.8 million common shares and warrants to acquire 4.8 million additional common shares of Montpelier.

During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier to third parties.  As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value.  Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier from an existing warrant holder for $54 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7.2 million.  The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

Investments in Unconsolidated Affiliates

Symetra

On August 2, 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt.  White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share.  White Mountains owns approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra’s eight member board of directors.

Symetra’s total revenues and net income for the year ended December 31, 2005 were $1,628.6 million and $145.5 million, respectively, and for the five months ended December 31, 2004 were $702.2 million and $57.9 million, respectively.  Symetra’s total assets and shareholders’ equity as of December 31, 2005 and 2004 were $21.0 billion and $1.4 billion, respectively, and $22.2 billion and $1.4 billion, respectively. Symetra’s principal insurance operating subsidiaries are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A-” (Strong, the seventh highest of twenty-one ratings) by Standard & Poor’s.

As of December 31, 2005 and 2004, White Mountains’ total investment in Symetra was $287.5 million and $248.4 million, respectively, excluding $24.2 million and $56.6 million, respectively, of equity in unrealized gains from Symetra’s fixed maturity investments.

Main Street America Holdings, Inc. (“MSA”)

MSA is a subsidiary of Main Street America Group Mutual Holdings, Inc. (“Main Street Group”), a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. White Mountains owns 50% of the outstanding common stock of MSA and accounts for this investment using the equity method. MSA’s net written premiums for the years ended December 31, 2005, 2004 and 2003 totaled $481.6 million, $454.5 million and $427.6 million, respectively, and its net income totaled $16.1 million, $30.3 million and $29.3 million, respectively.  MSA’s total assets as of December 31, 2005 and 2004 were $1,064.8 million and $993.1 million, respectively, and its shareholders’ equity was $334.9 million and $324.0 million, respectively.  The principal insurance operating subsidiaries of Main Street Group are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best.

As of December 31, 2005 and 2004, White Mountains’ total investment in MSA was $168.0 million and $161.6 million, respectively.

REGULATION

United States

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC has adopted risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains’ active insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

As a condition of its license to do business in certain states, White Mountains’ insurance operating subsidiaries are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which OneBeacon is required to participate.  These plans require insurers licensed within the applicable state to accept the applications for insurance policies of individuals who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse.  Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

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

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments.  At December 31, 2005, the reserve for such assessments at OneBeacon totaled $18 million.

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

White Mountains’ U.S. insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture.  White Mountains’ investment portfolio at December 31, 2005 complied with such laws and regulations in all material respects.

One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.  See “Dividend Capacity” in the “LIQUIDITY AND CAPITAL RESOURCES” section of Item 7 for further discussion.

White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains’ insurance and reinsurance operating subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance and reinsurance operating subsidiaries impose regulatory application and approval requirements on acquisitions of White Mountains’ common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of White Mountains’ common shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. A federal law enacted in 2002 and extended in 2005, the Terrorism Act, provides a “back-stop” to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests.  In exchange for this “back-stop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “Terrorism” in the “ONEBEACON” section of this Item for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

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

Sweden

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to Sirius International’s safety reserve of $920 million at December 31, 2005 is classified as surplus.

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

Rating agencies also evaluate the general creditworthiness of debt securities issued by companies.  Their ratings are then used by existing or potential investors to assess the likelihood of repayment on a particular debt issue.  White Mountains believes that strong debt ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries and the debt ratings for Fund American’s Senior Notes as of February 28, 2006:

	OneBeacon	Folksamerica Re	Sirius International	Esurance	Fund American Senior Notes (5)
A.M. Best
Rating (1)	“A” (Excellent)	“A” (Excellent)	“A” (Excellent)	“A” (Excellent)	“bbb” (Very Good)
Outlook	Stable	Stable	Stable	Stable	Stable

Standard & Poor’s
Rating (2)	“A” (Strong)	“A-” (Strong)	“A-” (Strong)	No Rating	“BBB” (Adequate)
Outlook	Stable	Positive	Positive	N/A	Stable

Moody’s
Rating (3)	“A2” (Good)	“A3” (Good)	“A3” (Good)	“A2” (Good)	“Baa2” (Medium Grade)
Outlook	Stable	Positive	Positive	Stable	Stable

Fitch
Rating (4)	“A” (Strong)	“A” (Strong)	No Rating	“A” (Strong)	“BBB” (Good)
Outlook	Stable	Stable	N/A	Stable	Stable

(1)               “A” is the third highest of fifteen financial strength ratings and “bbb” is the ninth highest of twenty-two creditworthiness ratings assigned by A.M. Best.

(2)               “A” is the sixth and “A-” is the seventh highest of twenty-one financial strength ratings and “BBB” is the ninth highest of twenty-two creditworthiness ratings assigned by Standard & Poor’s.

(3)               “A2” is the sixth and “A3” is the seventh highest of twenty-one financial strength ratings and “Baa2” is the ninth highest of twenty-one creditworthiness ratings assigned by Moody’s.

(4)               “A” is the sixth highest of twenty-four financial strength ratings and “BBB” is the ninth highest of twenty-three creditworthiness ratings assigned by Fitch.

(5)               The Senior Notes issued by Fund American are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

EMPLOYEES

As of December 31, 2005, White Mountains employed 5,020 persons (consisting of 40 persons at the Company and its intermediate holding companies, 3,459 persons at OneBeacon, 566 persons at White Mountains Re, 916 persons at Esurance, 26 persons at WM Advisors and 13 persons at the International American Group companies).  Management believes that White Mountains has satisfactory relations with its employees.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act.  In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.whitemountains.com. shortly after such material is electronically filed with or furnished to the SEC.  In addition, the Company’s code of business conduct and ethics as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee, Compensation Committee and its Nominating and Governance Committee, are available at www.whitemountains.com.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “FORWARD-LOOKING STATEMENTS” (page 77) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.  The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

We write insurance and reinsurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural risk to our business. We also have significant exposure to a major California earthquake and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Delaware to Florida) and the United States Gulf Coast region (i.e., Florida to Texas).  In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

Claims from catastrophic events could reduce our earnings and cause substantial volatility in our financial results for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our surplus levels. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future.

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by estimating PMLs for many different catastrophe scenarios.  To manage and analyze aggregate insured values and PML, we use a variety of tools and analyses, including catastrophe modeling software packages.  Our estimates of PML are dependent on many variables, including the quality of data provided to us by ceding companies (in the case of our reinsurance operations), the demand surge increase utilized to model the event and the relationship of the actual wind, zone density, storm surge and flood characteristics to the modeled event.  Accordingly, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios. For example, in 2005, the models did not adequately predict the insured losses from hurricane Katrina for either the industry or White Mountains.

We may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements.  Additionally, we may be unable to collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.

We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from primary ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements.

We are not relieved of our obligation to our policyholders or ceding companies by purchasing reinsurance.  Accordingly, we are subject to credit risk with respect to our reinsurance and retrocessions in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition.  A number of reinsurers in the industry experienced such a deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. It is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us.  For example, Olympus and Helicon provide a substantial amount of reinsurance protection to us.  As of January 1, 2006, Olympus and Helicon had pro-forma capital of approximately $188 million and $145 million, respectively. We cannot guarantee that Olympus and/or Helicon will have sufficient capital to pay amounts owed to us resulting from one or more future catastrophes.  We also may be unable to recover amounts due under our reinsurance and retrocessional arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.

Our loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves. If our reserves are insufficient to cover our actual loss and loss adjustment expenses, we would have to strengthen our reserves and incur charges to our earnings. These charges could be material.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may adversely affect our financial condition and results of operations by either extending coverage beyond our underwriting intent or by increasing the number and size of claims.  In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes.

For further discussion of our loss and loss adjustment reserves, including our asbestos and environmental reserves, see “Loss and Loss Adjustment Expenses” in "CRITICAL ACCOUNTING ESTIMATES" in Item 1.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third party rating agencies assess and rate the financial strength of insurers and reinsurers. Financial strength ratings are used by insurers and reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. The financial strength ratings assigned by rating agencies to insurance or reinsurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold, or sell any security and may be withdrawn or revised at any time at the discretion of the assigning agency.  Rating agencies also evaluate the general creditworthiness of debt securities issued by companies. Creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue.  Some of the criteria used by rating agencies to assign financial strength and creditworthiness ratings relate to general economic conditions and other circumstances outside the rated company’s control.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” in Item 1 for a summary of financial strength ratings on our significant subsidiaries and creditworthiness ratings on our Senior Notes.  A downgrade or withdrawal of our financial strength ratings could severely limit or prevent us from writing any new insurance or reinsurance policies.  A downgrade or withdrawal of our creditworthiness ratings could severely limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2005, we had approximately $781 million face value of indebtedness and $320 million face value of mandatorily redeemable preferred stock outstanding.

Our ability to meet our debt, preferred stock and related service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt, the redemption value and dividends on our preferred stock and meet our other obligations. If we do not have enough cash, we may be required to refinance all or part of our existing debt and preferred stock, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries’ current debt and preferred stock levels, the risks described in the previous paragraph would increase.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results.

Investment returns are an important part of our growth in tangible book value, and fluctuations in the fixed income or equity markets could impair our results of operations, financial condition or cash flows. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, by investing our capital as well as insurance premiums allocated to support unpaid loss and loss adjustment expense reserves. We also recognize unrealized investment gains and losses on the securities we hold in our investment portfolio and we generate investment gains and losses from sales of securities from our investment portfolio. The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. These conditions are outside of our control and could adversely affect the value of our investments and our results.

Our investment portfolio consists of fixed maturity investments, common equity securities, warrants to acquire common equity securities and other investments, principally limited partnership and private hedge fund securities. Our investment selections are designed to maximize after-tax total risk-adjusted return over the long term; however, investing entails substantial risks. There can be no assurance that we will achieve our investment objectives, and our investment performance may vary substantially over time.

The property and casualty insurance and reinsurance industry is highly competitive and we may not be able to compete effectively in the future.

The property and casualty insurance industry is highly competitive and has, from time to time, experienced severe price competition in the past. OneBeacon competes with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Zurich Insurance Group, CNA Financial, the Hartford Financial Services Group, Hanover Insurance Group, W.R. Berkley Corporation, The Chubb Corporation, Progressive Insurance, Allstate Insurance, Liberty Mutual, The Robert Plan Corporation, American International Group and the regional Farm Bureaus. White Mountains Re competes with numerous reinsurance companies throughout the world, including Munich Re, Swiss Re, XL Re, Transatlantic Re, Hannover Re, Everest Re, Partner Re and Lloyds.  Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. In addition, substantial new capital and competitors have entered the reinsurance market in recent months, and we expect to face further competition in the future.  If we are unable to maintain our competitive position, our businesses may be adversely affected and we may not be able to compete effectively in the future.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings

White Mountains, like the insurance and reinsurance industries in general, in the ordinary course of its business is subject to litigation and other legal proceedings, the outcomes of which are uncertain. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our current non-ordinary course material legal proceedings, see "Item 3. Legal Proceedings."

Regulation may restrict our ability to operate.

The insurance and reinsurance industries are subject to extensive regulation under U.S., state and foreign laws. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which include premium rates, marketing practices, advertising, policy forms and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves. In addition, state insurance holding company statutes generally require prior approval of changes of control of an insurer or its holding company.

Recently, the insurance industry has been heavily scrutinized by various regulatory bodies, including State Attorneys General and state insurance departments, for alleged illegal conduct surrounding a number of topics, including producer compensation arrangements and the sale and use of finite reinsurance.

During 2004 and 2005, OneBeacon received subpoenas from the Attorneys General of Massachusetts, New York and Connecticut requesting documents and seeking information relating to the conduct of business between insurance brokers and OneBeacon.  Some of our other subsidiaries have also received information requests from various state insurance departments regarding producer compensation arrangements.  We have cooperated with all of these subpoenas and information requests.  We believe these requests to be part of the industry-wide investigation regarding industry sales practices.

In recent years we have successfully created shareholder value through acquisitions and dispositions of insurance and reinsurance entities. We may not be able to continue to create shareholder value through such transactions in the future.

In the past several years, we have completed numerous acquisitions and dispositions of insurance and reinsurance entities, many of which have contributed significantly to our growth in tangible book value.  Failure to identify and complete future acquisition and disposition opportunities could limit our ability to achieve our target returns.  Even if we were to identify and complete future acquisition opportunities, there is no assurance that such acquisitions will ultimately achieve their anticipated benefits.

Changes in tax laws may adversely affect our results of operations and financial condition.

Changes in the tax laws in the jurisdictions that we operate could adversely affect our results.  In particular, from time to time legislation has been discussed or proposed in the United States that would tax us or our shareholders differently than other foreign corporations or their shareholders. In addition, if U.S. taxing authorities determined that our non-U.S. operations were subject to taxation in the United States, our results of operations and financial condition could be adversely affected.

We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

White Mountains Re, in particular Sirius International, conducts a significant portion of its business outside of the United States.  As a result, a substantial portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk.  Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our financial condition or our results of operations.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees and the loss of one or more of these key employees could have a negative effect on our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could adversely affect our future operating performance.

Item 1B.  Unresolved Staff Comments

As of the date of this report, the Company had no unresolved written comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 2.           Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office.  White Mountains Re’s headquarters is in Hamilton, Bermuda with an additional office in Jersey City, New Jersey, which also serves as White Mountains’ principal executive office.  Folksamerica is headquartered in New York, New York with branch offices in various cities throughout the United States.  Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe and Asia.  WMU maintains offices in Dublin, Ireland and Hamilton, Bermuda.  The home office of OneBeacon is located in Boston, Massachusetts, with branch offices in various cities throughout the United States.  Esurance is headquartered in San Francisco, California with various offices throughout the United States.  In addition, the Company maintains professional offices in Hanover, New Hampshire and Guilford, Connecticut, which house its investment and corporate finance functions.

The Company’s headquarters, registered office, principal executive office and investment and corporate finance offices are leased.  Sirius International’s home office in Sweden and substantially all of its branch offices, as well as WMU’s offices in Ireland and Bermuda, are leased.  Folksamerica’s home office and its branch offices are leased as well.  The home office of OneBeacon and most of its branch offices are leased with the exception of branch offices located in New York, which are owned by OneBeacon.  During 2005, OneBeacon purchased an office building in Canton, Massachusetts, which it expects to occupy as its home office in late 2006.  Management considers its office facilities suitable and adequate for its current level of operations.

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

In August 2005, OneBeacon received a civil investigative demand from the Attorney General of the Commonwealth of Massachusetts requesting documents and seeking information relating to the conduct of business between insurance brokers and OneBeacon. Previously, OneBeacon received similar demands from the Attorneys General of the State of New York and the State of Connecticut. Subsidiaries of the Company have also received information requests from various state insurance departments regarding producer compensation arrangements. White Mountains believes these requests are part of the ongoing, industry-wide investigation regarding industry sales practices.

On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by the subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs are demanding damages of approximately $185 million, which they allege represents two years of their lost profits in the subject business. White Mountains, its named subsidiaries and employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit.  In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious.  OneBeacon is seeking compensatory damages of $9 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them. The case is currently scheduled for trial July 10, 2006.

In August 2000, Aramarine Brokerage, Inc. (“Aramarine”), a former insurance broker of OneBeacon’s, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine.  The suit originally claimed $410 million in compensatory damages for lost commissions, although Aramarine has reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct.  During 2004,

OneBeacon prevailed on a motion for summary judgment to dismiss the plaintiff’s claim.  OneBeacon expects the plaintiff to appeal the summary judgment upon resolution of OneBeacon’s counterclaim for return commission.

OneBeacon is in dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $65 million. Liberty Mutual has since invoked the provisions of offset under the Liberty Agreement and has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of December 31, 2005, OneBeacon has recorded ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE.

OneBeacon also has a claim against Liberty Mutual in the Philadelphia Court of Common Pleas in which it asserts that Liberty Mutual’s claims practices under the Liberty Agreement from 2001 to 2004 were inconsistent with industry standards.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.

Executive Officers of the Registrant and its Subsidiaries (As of March 7, 2006)

Name	Position	Age	Executive officer since

Steven E. Fass	President and CEO	60	2002
Charles B. Chokel	Managing Director of White Mountains Capital, Inc.	52	2002
David T. Foy	Executive Vice President and Chief Financial Officer	39	2003
G. Thompson Hutton	President and CEO of White Mountains Re	50	2006
Robert R. Lusardi	Executive Vice President and Managing Director of White Mountains Capital, Inc.	49	2005
T. Michael Miller	President and CEO of OneBeacon	47	2005
J. Brian Palmer	Chief Accounting Officer	33	2001
Robert L. Seelig	Vice President and General Counsel	37	2002
Gary C. Tolman	President and CEO of Esurance	54	2005

All executive officers of the Company and its subsidiaries are elected by the Board for a term of one year or until their successors have been elected and have duly qualified.  Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:

Mr. Fass has been a director of the Company since 2000.  Mr. Fass has served as President and CEO of the Company since October 2005. Mr. Fass previously served as President and CEO of White Mountains Re from 2004 to February 2006 and as President and CEO of Folksamerica and its subsidiaries from 1984 to 2004.  He joined Folksamerica as its Vice President, Treasurer and Chief Financial Officer in 1980.  Mr. Fass also serves as Chairman of OneBeacon, White Mountains Re and Esurance.

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

Mr. Hutton was appointed President and CEO of White Mountains Re in February 2006.  Prior to joining White Mountains, since 2000 Mr. Hutton served as a board member and consultant to private equity investors and their portfolio companies, first as a Venture Partner with Trident Capital and then as Managing Partner of Thompson Hutton, LLC. From 1990-2000, Mr. Hutton served as President and CEO of Risk Management Solutions, Inc. and was formerly a management consultant at McKinsey and Company, Inc. Mr. Hutton is also a director of Safeco Corp.

Mr. Lusardi was appointed Executive Vice President and Managing Director of White Mountains Capital, Inc. in February 2005.  Prior to joining White Mountains, Mr. Lusardi was an Executive Vice President of XL Capital Ltd, most recently as Chief Executive of Financial Products and Services.  Prior to joining XL Capital Ltd, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998. Mr. Lusardi also serves as a Director of Symetra and Primus Guaranty, Ltd.

Mr. Miller was appointed President and CEO of OneBeacon in July 2005 and joined OneBeacon as its Chief Operating Officer in April 2005.  Prior to joining White Mountains, Mr. Miller spent 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer.  Prior to joining St. Paul Travelers, Mr. Miller spent 14 years with The Chubb Corporation.

Mr. Palmer has served as Chief Accounting Officer since 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers LLP.

Mr. Seelig is Vice President and General Counsel of the Company.  Prior to joining White Mountains in September 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore. Mr. Seelig also serves as a Director of MSA.

Mr. Tolman has served as President and CEO of Esurance since 2000.  Prior to joining Esurance, Mr. Tolman was with Talegen Holdings for 6 years, serving most recently as its President.  Prior to joining Talegen, Mr. Tolman was with Fireman’s Fund Corporation for more than 15 years.

PART II

Item 5.                     Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

As of March 3, 2006, there were 368 registered holders of White Mountains’ common shares, par value $1.00 per share.

During 2005 and 2004, the Company declared and paid cash dividends on common shares of $8.00 and $1.00 per common share, respectively.  During 2005, the Company amended its dividend payment policy to provide for quarterly dividends payable, dependent on the Company’s financial position and the regularity of its cash flows.

Common shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH).  The quarterly range of the high and low sales price for common shares during 2005 and 2004 is presented below:

	2005		2004
	High	Low	High	Low
Quarter ended:
December 31	$638.99	$555.00	$659.00	$495.00
September 30	711.99	583.60	531.00	467.00
June 30	677.50	564.50	559.50	474.01
March 31	695.00	582.00	527.00	451.50

No repurchases of common shares were made by or on behalf of the Company during the fourth quarter of 2005.

Item 6.    Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2005, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2005	2004		2003		2002		2001 (a)
Income Statement Data:
Revenues	$4,632	$4,553		$3,794		$4,208		$3,234
Expenses	4,339	4,305		3,422		4,089		3,662
Pre-tax earnings (loss)	293	248		372		119		(428)
Income tax (provision) benefit	(37)	(47)		(127)		(11)		179
Accretion and dividends on preferred stock of subsidiaries	—	—		(21	)(c)	(41)		(23)
Equity in earnings of unconsolidated affiliates	34	37		57		14		1
Net income (loss) from continuing operations	290	238		281		81		(271)
Cumulative effect of changes in accounting principles	—	—		—		660	(b)	—
Extraordinary gains	—	181	(d)			7		12
Net income (loss)	$290	$419		$281		$748		$(259)
Net income (loss) from continuing operations per share:
Basic	$26.96	$24.05		$26.48		$7.47		$(86.52)
Diluted	$26.56	$22.67		$23.63		$6.80		$(86.52)
Balance Sheet Data:
Total assets	$19,418	$19,015		$15,882		$17,267		$18,410
Short-term debt	—	—		—		33		358
Long-term debt	779	783		743		760		767
Deferred credits	—	—		—		—	(b)	683
Convertible preference shares	—	—		—		219		—
Mandatorily redeemable preferred stock of subsidiaries	234	212		195	(c)	181		170
Common shareholders’ equity	3,833	3,884		2,979		2,408		1,445
Book value per share (e)	$347.00	$349.60		$293.15		$254.52		$160.36
Fully converted tangible book value per share (f)	$342.51	$342.52		$291.27		$258.82		$225.81
Share Data:
Cash dividends paid per common share	$8.00	$1.00		$1.00		$1.00		$1.00
Ending common shares (000’s)(g)	10,779	10,773		9,007		8,351		8,245
Ending equivalent common shares (000’s)(h)	34	47		1,775		2,455		1,803
Ending common and equivalent common shares (000’s)	10,813	10,819		10,782		10,806		10,048

(a)               Includes the acquisition of OneBeacon on June 1, 2001 and its results of operations from that date through December 31, 2001.  In connection with the OneBeacon Acquisition, White Mountains issued $1,085 million in debt.  White Mountains also issued preferred stock of subsidiaries, warrants to acquire common shares and Convertible Preference Shares for total proceeds of $758 million. For a description of the historical factors affecting OneBeacon’s loss and LAE reserves prior to the OneBeacon Acquisition, see “Non-Asbestos and Environmental Reserves” under the caption “Loss and Loss Adjustment Expense Reserves” in the “OneBeacon” section of the business description contained within the Company’s Amendment No. 6 to Form S-3 dated July 17, 2003 (the “Form S-3”).  Such portion of the Form S-3 is incorporated by reference into this Form 10-K.

(b)              In accordance with its adoption of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, the Company recognized all of its outstanding deferred credits on January 1, 2002.

(c)               In accordance with its adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), on July 1, 2003,  the Company reclassified its outstanding mandatorily redeemable preferred stock from mezzanine equity to liabilities on its balance sheet and, beginning in the third quarter of 2003, White Mountains began presenting all accretion and dividends on its mandatorily redeemable preferred stock as interest expense. See Note 1.

(d)              Extraordinary gains in 2004 resulted from the excess of the fair value over the cost of net assets acquired in the Sirius, Symetra, Tryg-Baltica and Sierra transactions.

(e)               Includes the dilutive effects of outstanding incentive options to acquire common shares (“Options”) and, for years prior to 2004, warrants to acquire common shares.

(f)                 Book value per share plus unamortized deferred credits less goodwill and the equity in net unrealized gains from Symetra’s fixed income portfolio per common and equivalent common share.  The 2002 fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent common shares.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income (loss), fully converted tangible book value per common and equivalent share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 56). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Overview

White Mountains ended 2005 with a fully converted tangible book value per common share of $343, which represents an increase of 2% (including dividends) over the fully converted tangible book value per common share of $343 as of December 31, 2004. During 2004, fully converted tangible book value per common share increased by 18% (including dividends) from $291 as of December 31, 2003.

During 2005, White Mountains experienced $288 million in after-tax losses from hurricanes Katrina, Rita and Wilma, a $104 million after-tax losses (net of dividends received) from the Company’s investment in Montpelier and $70 million of after-tax unrealized foreign currency losses that adversely impacted fully converted tangible book value per common share.  These losses offset solid underwriting results produced by OneBeacon. Esurance also had a good year in 2005 while growing its premiums 75%.

Fully Converted Tangible Book Value Per Share

The following table presents the Company’s tangible book value per share for the years ended December 31, 2005, 2004, and 2003 and reconciles this non-GAAP measure to the most comparable GAAP measure:

	December 31,
	2005	2004	2003
Book value per share numerators (in millions):
Common shareholders’ equity	$3,833.2	$3,883.9	$2,979.2
Proceeds from assumed exercise of outstanding warrants	—	—	300.0
Benefits to be received from share obligations under employee benefit plans	5.1	6.7	7.0
Remaining accretion of subsidiary preferred stock to face value	(86.0)	(108.1)	(125.5)
Book value per share numerator	3,752.3	3,782.5	3,160.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(24.2)	(56.6)	—
Goodwill	(24.4)	(20.0)	(20.3)
Fully converted tangible book value per common and equivalent share numerator	$3,703.7	$3,705.9	$3,140.4

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,779.2	10,772.8	9,007.2
Common shares issuable upon exercise of outstanding warrants	—	—	1,724.2
Share obligations under employee benefit plans	34.3	46.5	50.6
Fully converted tangible book value per common and equivalent share	10,813.5	10,819.3	10,782.0
Book value per share	$347.00	$349.60	$293.15
Fully converted tangible book value per common and equivalent share	342.51	342.52	291.27

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
Millions	2005	2004	2003

Gross written premiums	$4,601.6	$4,792.1	$3,823.4
Net written premiums	$3,776.1	$3,904.8	$3,007.7

Revenues
Earned insurance and reinsurance premiums	$3,798.6	$3,820.5	$3,137.7
Net investment income	491.5	360.9	290.9
Net realized investment gains	112.6	181.1	162.6
Other revenue	229.2	190.5	202.6
Total revenues	4,631.9	4,553.0	3,793.8
Expenses
Losses and LAE	2,858.2	2,591.1	2,138.1
Insurance and reinsurance acquisition expenses	761.2	744.4	615.0
Other underwriting expenses	428.9	520.4	347.1
General and administrative expenses	156.8	309.3	201.8
Accretion of fair value adjustment to loss and LAE reserves	36.9	43.3	48.6
Interest expense - debt	44.5	49.1	48.6
Interest expense - dividends and accretion on preferred stock	52.4	47.6	22.3
Total expenses	4,338.9	4,305.2	3,421.5
Pre-tax income	$293.0	$247.8	$372.3
Income tax expense	(36.5)	(47.0)	(127.6)
Accretion and dividends on mandatorily redeemable preferred stock of subsidiaries	—	—	(21.5)
Equity in earnings of unconsolidated affiliates	33.6	37.4	57.4
Net income before accounting changes and extraordinary items	$290.1	$238.2	$280.6
Excess of fair value of acquired net assets over cost	—	180.5	—
Net income	$290.1	$418.7	$280.6
Other comprehensive income (loss)	(254.1)	176.5	79.0
Comprehensive net income	$36.0	$595.2	$359.6
Less: Change in net unrealized gains from Symetra’s fixed maturity portfolio	32.4	(56.6)	—
Adjusted comprehensive net income	$68.4	$538.6	$359.6

Consolidated Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains reported adjusted comprehensive net income of $68 million for 2005, compared to $539 million in 2004 and $360 million in 2003.  Net income was $290 million in 2005, compared to $419 million in 2004 and $281 million in 2003. The reduction in 2005 adjusted comprehensive net income resulted primarily from the aforementioned hurricane losses and Montpelier investment decline, as well as the impact of $181 million in transaction gains reported in 2004, primarily from the Sirius Acquisition.

White Mountains’ total revenues increased by 2% in 2005 compared to 2004, mainly from a $131 million increase in net investment income, primarily due to a $74 million special dividend from Montpelier in 2005. Earned premiums decreased by 1% in 2005, primarily due to a decrease at OneBeacon, which was partially offset by increases at White Mountains Re and Esurance, and net realized investment gains decreased by $69 million in 2005, primarily due to losses in the value of the Company’s investment in Montpelier warrants during 2005.

White Mountains’ total expenses also increased by 1% for 2005 as a $267 million increase in loss and LAE, primarily due to the Gulf Coast hurricanes, was partially offset by a $153 million decrease in general and administrative expenses, primarily due to decreased incentive compensation expense resulting from a 14% decline in White Mountains’ share price during the year.

Consolidated Results - Year Ended December 31, 2004 versus Year Ended December 31, 2003

White Mountains’ total revenues increased by 20% in 2004 compared to 2003.  Growth in revenues was driven by the 22% increase in earned premiums due to the Sirius Acquisition and Atlantic Specialty transactions.  Net investment income grew 24% in 2004 primarily due to the income earned on the additional invested assets acquired in the Sirius Acquisition offset by decreased net invested assets at OneBeacon.

White Mountains’ total expenses grew 26% for 2004 as loss and LAE, insurance acquisition and underwriting expenses were all up due to the Sirius Acquisition and Atlantic Specialty transactions. General and administrative costs were up 53% in 2004, primarily due to an increase in incentive compensation accruals, which were driven by a 41% rise in White Mountains’ share price during the year.

White Mountains’ net income in 2004 also benefitted from $181 million in transaction gains: $111 million from the Sirius Acquisition, $41 million for the Symetra investment, $20 million from the Tryg-Baltica acquisition and $9 million from the Sierra Group acquisition.

Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The income tax provision related to pretax earnings for 2005, 2004 and 2003 represents an effective tax rate of 12.5%, 19.0% and 34.3%, respectively. White Mountains’ effective tax rate for 2005 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  White Mountains’ effective tax rate for 2004 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and the recognition of foreign tax credits, offset by taxes incurred from an internal restructuring of the company. White Mountains’ effective tax rate for 2003 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

During 2005, White Mountains was advised that the Joint Committee on Taxation approved the United States Internal Revenue Service audit of White Mountains’ 1997-2000 tax years, which contained no significant adjustments to the tax returns filed by White Mountains.  This audit included the redomestication of White Mountains to Bermuda in 1999.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 13—"Segment Information" to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
Millions	2005	2004	2003
Gross written premiums	$2,266.5	$2,657.5	$2,250.9
Net written premiums	$2,121.1	$2,459.1	$1,972.5

Earned insurance and reinsurance premiums	$2,118.4	$2,378.5	$2,160.3
Net investment income	238.1	221.4	223.7
Net realized investment gains	123.8	129.6	127.0
Other revenue	134.0	141.8	90.5
Total revenues	2,614.3	2,871.3	2,601.5

Losses and LAE	1,401.5	1,545.2	1,475.6
Insurance and reinsurance acquisition expenses	390.7	442.3	394.2
Other underwriting expenses	283.1	369.2	258.7
General and administrative expenses	88.4	122.2	67.6
Interest expense on debt	1.4	1.0	.3
Total expenses	2,165.1	2,479.9	2,196.4
Pre-tax earnings	$449.2	$391.4	$405.1

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2005, 2004, and 2003:

Twelve Months Ended December 31, 2005

	Specialty	Personal	Commercial	Total (1)
GAAP Ratios:
Loss and LAE	64%	56%	55%	66%
Expense	31%	29%	38%	32%
Total Combined	95%	85%	93%	98%

Dollars in millions
Net written premiums	$840.2	$618.7	$610.9	$2,121.1
Earned insurance premiums	$789.6	$655.9	$622.5	$2,118.4

Twelve Months Ended December 31, 2004

	Specialty	Personal	Commercial	Total (1)
GAAP Ratios:
Loss and LAE	59%	62%	56%	65%
Expense	31%	32%	41%	34%
Total Combined	90%	94%	97%	99%

Dollars in millions
Net written premiums	$848.5	$724.7	$807.1	$2,459.1
Earned insurance premiums	$812.0	$723.8	$703.3	$2,378.5

Twelve Months Ended December 31, 2003

	Specialty	Personal	Commercial	Total (1)
GAAP Ratios:
Loss and LAE	54%	61%	61%	68%
Expense	32%	30%	34%	30%
Total Combined	86%	91%	95%	98%

Dollars in millions
Net written premiums	$733.7	$676.8	$426.7	$1,972.5
Earned insurance premiums	$694.9	$744.7	$432.0	$2,160.3

(1)               Includes results from reciprocals (consolidated beginning April 1, 2004) and run-off operations.  Results from reciprocals are net of business assumed by OneBeacon, which is contained in Personal Lines.

OneBeacon Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

Overview

OneBeacon’s pre-tax income for 2005 was $449 million, compared to pre-tax income of $391 million for 2004 and its combined ratio was 98% for 2005, compared to 99% for 2004.  OneBeacon’s 2005 results included $69 million in losses related to hurricanes Katrina, Rita and Wilma, which impacted the combined ratio by 3 points, and $95 million in adverse development, primarily relating to 2002 and prior accident years, which impacted the combined ratio by 5 points.  Offsetting these items was a $54 million gain from the settlement of OneBeacon’s retiree medical plan, which reduced the combined ratio by a total of 3 points. The retiree medical plan, which had been frozen in 2002, was terminated and an independent trust was established and funded to provide benefits to covered participants.  These actions relieved OneBeacon of its future retiree medical obligations and triggered recognition of the gain.

OneBeacon’s 2004 results included $31 million of hurricane losses, primarily from four hurricanes in the southeastern United States, and $100 million in adverse development, primarily relating to 2002 and prior accident years, which impacted the loss ratio by a total of 6 points. The 2004 adverse development was partially offset by a release of approximately $20 million of the New York assigned risk liability due to the shrinking of the New York assigned risk pool.

OneBeacon’s total revenues decreased 9% in 2005 to $2,614 million, compared to $2,871 million in 2004, due principally to an 11% decline in earned premiums in 2005.  The decrease in earned premiums was partially due to lower commercial lines premiums resulting from the sale of the renewal rights on most of OneBeacon’s non-Atlantic Mutual New York commercial lines business to Tower Insurance Group late in 2004.  As a result of this transaction, approximately $110 million of premiums written in 2004 were subject to this renewal rights agreement and were not written by OneBeacon during 2005.  OneBeacon’s commercial lines also had a one-time premium increase of approximately $135 million in 2004 from the assumption of unearned premium from the Atlantic Specialty transaction. In addition, personal lines premium decreased in 2005 due to lower volumes in Massachusetts and New York. New Jersey Skylands Insurance also had lower premiums in 2005 as compared to 2004.

Net realized investment gains for 2005 included a realized loss of $55 million due to an other-than-temporary impairment with respect to OneBeacon’s investment in Montpelier common shares. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. OneBeacon’s original cost of this investment in 2001 was $106 million, which was subsequently increased by $65 million in equity in earnings recorded from 2001 to March 2004, the period in which OneBeacon accounted for the investment under the equity method of accounting.  The impairment charge represented the difference between OneBeacon’s GAAP cost of $171 million and the investment’s fair value of $116 million at December 31, 2005.

Other revenue for 2005 included $34 million in gains recorded from the sales of two subsidiaries, NFU and Traders and Pacific Insurance Company.  During 2004, OneBeacon sold two of its subsidiaries, Potomac Insurance Company of Illinois (“Potomac”) and Western States Insurance Company (“Western States”), as well as its boiler inspection service business, for a total gain of $22 million that was recognized in other revenue.

As a result of an actuarial review completed in the fourth quarter of 2005, OneBeacon reallocated some of its IBNR reserves from some of the ongoing lines of business to run-off operations.  This shifted $34 million of IBNR reserves from specialty lines ($22 million) and personal lines ($12 million) to run-off operations.  This adjustment had no impact on OneBeacon’s total combined ratio.

Specialty Lines.  The specialty lines combined ratio for 2005 was 95%, compared to 90% for 2004.  The increase in the combined ratio was mainly due to $56 million of losses related to hurricanes Katrina, Rita and Wilma, which impacted the combined ratio by 7 points. These losses were incurred at OBSP ($43 million), IMU ($9 million) and Agri ($4 million).  Partially offsetting the hurricane losses was the reallocation of IBNR reserves to run-off operations and the settlement of the retiree medical plan, which reduced the combined ratio by a total of 4 points.  In 2004, the combined ratio for specialty lines was adversely impacted by 1 point ($11 million) from the four hurricanes in the southeastern United States.  Net written premiums for 2005 were essentially flat at $840 million, compared to $849 million in 2004, as increases at OBPP, which included $28 million of net written premium from a renewal rights agreement with Chubb Specialty Insurance that took effect during the third quarter of 2005, and OBSP were offset by decreases at AutoOne, due to changes in the fee structure of LAD and takeout business in New York, and the sale of NFU in the third quarter.

Personal Lines.  The personal lines combined ratio for 2005 was 85%, compared to 94% for 2004.  The decrease in the combined ratio is primarily due to strong homeowners results, aided by favorable catastrophe experience resulting from a relatively mild winter and lack of northeast wind events, as well as lower frequencies in OneBeacon’s legacy auto business.  The settlement of the retiree medical plan favorably impacted the 2005 combined ratio by 4 points.  In addition, the personal lines combined ratio was favorably impacted by 2 points from the reallocation of IBNR reserves to run-off operations.

Commercial Lines.  The commercial lines combined ratio for 2005 was 93%, compared to 97% for 2004.  The decrease in the combined ratio was primarily due to the settlement of the retiree medical plan, which reduced the combined ratio by 3 points. Commercial lines results in both 2005 and 2004 included storm losses of $13 million, which impacted the combined ratio by 2 points in each period.

Other Lines.  Other lines for 2005 included approximately $107 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. In addition, during 2005, OneBeacon reallocated $34 million of IBNR reserves from some of its ongoing lines of business to run-off lines.

OneBeacon Results - Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview

OneBeacon’s pre-tax income for 2004 was $391 million, compared to pre-tax income of $405 million for 2003 and its GAAP combined ratio was 99% for 2004, compared to 98% for 2003.  The earnings and combined ratios for each period were relatively consistent as each period had solid performance for the current underwriting year, partially offset by some adverse development in prior year’s reserves.  In total, adverse development was $100 million in 2004 (relating primarily to 2002 and prior accident years) and $147 million in 2003 (relating primarily to 2000 and prior accident years).  The 2004 development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in OneBeacon’s run-off operations, as well as national account and program claims administered by third parties.  These claim trends principally included higher defense costs and higher damages from liability assessments.  The 2003 development was primarily related to construction defect claims.  Adverse development in 2004 and 2003, respectively, was partially offset by the release of approximately $20 million and $30 million of the New York assigned risk liability due to the shrinking New York assigned risk pool.

OneBeacon’s total revenues for 2004 increased by 10% compared to 2003, due principally to an increase in earned premiums resulting primarily from the Atlantic Specialty Transaction.  Total revenues for 2004 were also impacted by an increase in other revenues due mainly to the commencement of two new private equity funds that are consolidated as a result of OneBeacon’s significant investment in the funds.

OneBeacon’s total expenses for 2004 increased 13% compared to 2003, primarily as a result of increased incentive compensation accruals driven by the 41% rise in White Mountains’ share price in 2004, partially offset by the release of $20 million of the New York assigned risk liability.  The release of this liability resulted from the continued effects of favorable revisions to the structure of credit programs.  General and administrative expenses were higher in 2004 primarily due to increased expenses resulting from the aforementioned commencement of two new private equity funds.

During the fourth quarter of 2004, OneBeacon sold two of its subsidiaries, Potomac and Western States, as well as its boiler inspection service business, and recognized gains on the sales of $22 million through other revenues.

Specialty Lines.  The specialty lines combined ratio was 90% for 2004, compared to 86% for 2003.  The 2004 combined ratio was higher than 2003 primarily due to losses relating to the four storms in the southeastern United States that impacted IMU and better than expected weather losses in 2003.  Written premiums for specialty lines were up 16% in 2004, driven by growth in writings at OBPP and AutoOne Insurance, as well as the introduction of OBSP in 2004, a new division offering coverages to the excess and surplus property market.

Personal Lines.  The combined ratio for personal lines for 2004 was 94%, compared to 91% for 2003. The 2004 personal lines combined ratio was adversely impacted by 7 points as a result of increased incentive compensation accruals, partially offset by 3 points due to the reduction of the New York assigned risk liability. The 2003 combined ratio benefitted by 4 points due to a reduction of the New York assigned risk liability. Premiums in this line grew 7% due in part to improved production of new business and increased retention levels and also $47 million in premiums assumed from New Jersey Skylands Insurance through a quota-share reinsurance agreement.

Commercial Lines.  The combined ratio for commercial lines for 2004 was 97%, compared to 95% for 2003.  The 2004 combined ratio was higher as a result of transition and integration costs related to the Atlantic Specialty Transaction and adverse results from its non-Atlantic Mutual New York commercial lines book. The 2004 loss ratio includes 2 points relating to the four storms in the southeastern United States, which primarily related to Atlantic Specialty business in that area.  Excluding these losses, the commercial lines loss ratio significantly improved.  Premiums in this line grew by 89% primarily due to the Atlantic Specialty Transaction.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
Millions	2005	2004	2003

Gross written premiums	$1,981.3	$1,933.3	$1,414.9
Net written premiums	$1,304.1	$1,246.3	$885.7

Earned insurance and reinsurance premiums	$1,371.6	$1,265.5	$845.8
Net investment income	148.9	98.5	50.4
Net realized investment gains	76.8	29.6	7.7
Other revenue	33.5	36.1	75.5
Total revenues	1,630.8	1,429.7	979.4

Losses and LAE	1,237.9	918.9	557.6
Insurance and reinsurance acquisition expenses	279.6	271.8	198.0
Other underwriting expenses	107.0	122.9	57.8
General and administrative expenses	12.4	15.1	19.6
Accretion of fair value adjustment to loss and LAE reserves	10.9	10.1	—
Interest expense on debt	.4	3.8	2.0
Total expenses	1,648.2	1,342.6	835.0
Pre-tax earnings (loss)	$(17.4)	$87.1	$144.4

	Years Ended December 31,
	2005	2004	2003
GAAP ratios:
Loss and LAE	90%	73%	66%
Expense	28%	31%	30%
Total Combined	118%	104%	96%

White Mountains Re Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains Re’s pre-tax loss for 2005 was $17 million, compared to pre-tax income of $87 million for 2004, and its GAAP combined ratio was 118% for 2005, compared to 104% for 2004.  White Mountains Re’s 2005 results included pre-tax losses, net of reinstatements and reinsurance, of $351 million from hurricanes Katrina, Rita and Wilma and $33 million from European storm Erwin, which added a total of 28 points to the combined ratio.  In addition, White Mountains Re recorded $51 million of net unfavorable loss reserve development in 2005 (discussed below), which contributed 4 points to the loss ratio.  During 2005, earnings from business segments not impacted by the property catastrophe events and increased net investment income partially offset these losses.  Additionally, White Mountains Re’s expense ratio decreased to 28% in 2005, from 31% in 2004, due mainly to a decrease in incentive compensation accruals.  White Mountains Re’s 2004 results included $135 million of pre-tax losses, net of reinstatements and reinsurance, from the four hurricanes that affected the southeastern United States and the tsunami that impacted South Asia, which added a total of 11 points to the combined ratio.

White Mountains Re’s gross written premiums increased in 2005 by $48 million, or 2.5%, and net written premiums increased by $58 million, or 4.7%, over the prior year. The increase was due primarily to Sirius, which was acquired in the second quarter of 2004 and contributed nine months of premiums in 2004 versus twelve months in 2005, partially offset by decreased premium volume at both Sirius International and Folksamerica as a result of the general softness in the reinsurance market prior to the Gulf Coast hurricanes.

White Mountains Re recorded $51 million of net unfavorable loss reserve development in 2005, the majority of which resulted from a detailed, ground-up asbestos study completed by White Mountains Re in 2005.  The study analyzed all insureds that have reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio of approximately $12 million, mainly from the three most recent underwriting years.  Included in the net unfavorable loss development in 2005 was $23 million from workers compensation reserves acquired in 2004 as part of the Sierra acquisition. However, this amount was offset dollar-for-dollar by a decrease in the balance due under the adjustable note issued in conjunction with this acquisition.

White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission based on net underwriting profits on referred business. During 2005 and 2004, White Mountains Re earned $61 million and $69 million, respectively, of fee income from Olympus. The decrease in fee income from the prior period is primarily due to the significant loss events in 2005, including the Gulf Coast hurricanes, which resulted in White Mountains Re not earning any profit commission in 2005 compared to earning $12 million of profit commission in 2004. The profit commission arrangement with Olympus is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of the significant loss events in 2005, Olympus recorded a substantial net underwriting loss for the year. Accordingly, White Mountains Re does not expect to record profit commissions from Olympus for the foreseeable future.

Effective January 1, 2006, Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms and Sirius terminated its agreement with Olympus. The 2005 and prior underwriting year business will continue to run-off with Olympus.  For a further discussion, see "Reinsurance Protection", under "WHITE MOUNTAINS RE" in Item 1.

White Mountains Re Results  - Year Ended December 31, 2004 versus Year Ended December 31, 2003

White Mountains Re’s pre-tax income for 2004 was $87 million, compared to $144 million for 2003, and its combined ratio was 104% for 2004, compared to 96% for 2003. The decrease in pre-tax income was due primarily to $135 million of claims incurred related to significant property catastrophe events in the second half of 2004. These catastrophes, which are discussed further below, increased the combined ratio in 2004 by 11 points.  In general, White Mountains Re has experienced favorable underwriting conditions for the past three underwriting years. Earnings from business segments not impacted by the property catastrophe events, and earnings from the recently completed Sirius Acquisition, have partially offset the impact of these natural disasters. Net written premiums, total revenues, and total expenses were all up substantially in 2004 due to the Sirius Acquisition.

Gross written premiums increased $518 million, or 37% from 2003 to 2004, and net written premiums increased $361 million, or 41% for the same period. This increase is due primarily to the Sirius Acquisition, which contributed $612 million of gross written premiums and $418 million of net written premiums during 2004. Included in these amounts is the U.S. program business written by Sirius America totaling $216 million of gross written premiums and $85 million of net written premiums. Additionally, in late 2003, White Mountains Re, through Folksamerica, entered into the CNA Re agreement and established a Chicago underwriting office. Annual gross written premiums for the 2004 underwriting year resulting from this transaction and the related opening of the Chicago underwriting office were approximately $177 million, of which $129 million was recorded as gross written premium and $91 million as net written premium for the year ended December 31, 2004.  Partially offsetting the increases resulting from these transactions was the cancellation of several large casualty treaties at Folksamerica whose pricing or terms did not meet White Mountains Re’s underwriting guidelines.

There were significant levels of property catastrophe activity during the last half of 2004, including the four hurricanes which affected the Southeast United States and the Caribbean, where White Mountains Re has historically been a significant participant in the property reinsurance market.  Additionally, Sirius International was exposed to losses from the tsunami that impacted South Asia in December 2004. White Mountains Re believes its underwriting discipline and risk management approach helped to contain these losses to manageable levels.  This significant property catastrophe activity during the last half of 2004 resulted in $135 million of pre-tax losses, including $16 million related to the tsunami. There was no significant property catastrophe activity in 2003.

During 2004, White Mountains Re recorded $11 million of net unfavorable loss reserve development, which contributed 1 point to the loss ratio in 2004, as compared to $46 million, or 5 points in 2003. The majority of the unfavorable development recorded in 2004 resulted from certain discontinued lines at Folksamerica as well as run-off operations acquired as part of the Sirius Acquisition. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio, stemming mainly from the three most recent underwriting years, and is indicative of the favorable terms and conditions that have existed in the global reinsurance marketplace during that time.  Additionally, White Mountains Re recorded $10 million of unfavorable loss development on its workers compensation reserves acquired as part of the Sierra acquisition in 2004. This adverse development was offset dollar-for-dollar by the adjustable note discussed above.

White Mountains Re recognized net fee income of $69 million from Olympus in 2004 as compared to $98 in 2003.  The decline in the fee income earned is due primarily to the negative impact of the four hurricanes on the profit commission arrangement between White Mountains Re and Olympus.

Esurance

Esurance’s financial results and GAAP combined ratios for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
Millions	2005	2004	2003

Gross written premiums	$351.9	$201.3	$116.4
Net written premiums	$349.1	$199.4	$116.4

Earned insurance and reinsurance premiums	$306.8	$176.5	$99.9
Net investment income	9.8	3.5	1.3
Net realized investment gains	2.1	1.1	.2
Other revenue	3.0	2.2	.3
Total revenues	321.7	183.3	101.7

Losses and LAE	206.2	122.4	81.0
Insurance and reinsurance acquisition expenses	90.8	30.3	18.8
Other underwriting expenses	37.2	26.8	20.4
Total expenses	334.2	179.5	120.2
Pre-tax earnings (loss)	$(12.5)	$3.8	$(18.5)

	Years Ended December 31,
	2005	2004	2003
GAAP ratios:
Loss and LAE	67%	69%	81%
Expense	42%	33%	39%
Total Combined	109%	102%	120%

Esurance Results  - Year Ended December 31, 2005 versus Year Ended December 31, 2004

Esurance reported a pre-tax loss of $13 million for the year ended December 31, 2005, compared with pretax income of $4 million for the prior year.  Esurance’s GAAP combined ratio was 109% for 2005 compared to 102% in 2004.  Esurance’s loss ratio decreased to 67% in 2005, from 69% in the prior year, despite $2 million in losses sustained from hurricane Wilma during 2005.  The decrease in the loss ratio resulted primarily from improved claims performance and increased pricing sophistication. The expense ratio increased to 42% in 2005, from 33% in the prior year, mainly due to higher acquisition expenses from Esurance’s marketing programs, driven by increased competition for new customers.  The combined ratio was also adversely impacted by approximately 3 points from the adoption of a new long-term incentive compensation plan in 2005.

Direct written premium increased to $352 million in 2005, a 75% increase from the prior year.  As of December 31, 2005, Esurance’s in-force policy count totaled 211,851, a 79% increase over the prior year, and it wrote business in twenty-two states.  For the year ended December 31, 2005, Esurance’s largest states were Florida (with 20% of direct premium written), California (20%), Texas (9%), New York (8%) and Michigan (7%).

Esurance Results  - Year Ended December 31, 2004 versus Year Ended December 31, 2003

Esurance’s pre-tax income of $4 million for 2004 represented an improvement over the pre-tax loss of $19 million in 2003.  Esurance’s 2004 combined ratio improved to 102% from 120% in 2003 due to improvements in both loss and expense ratios.  Esurance’s loss ratio improvement resulted from the continued rollout and refinement of Esurance’s proprietary auto insurance program.  Loss ratio improvement also resulted from better claims performance, driven by the transition from a third party administrator to an in-house claims operation in 2003, as well as 3 points of favorable development on loss reserves.

The auto program, combined with Esurance’s self-service, web-enabled operating platform, allowed Esurance to increase premium volume and in-force policy count while reducing the expense ratio from 39% to 33%.  As of December 31, 2004, Esurance’s in-force count was 118,513 policies, a 60% increase over December 31, 2003.  Increased advertising, particularly in radio and TV, drove policy count growth.

Other Operations

Other Operations consists of the operations of the Company and the Company’s intermediate subsidiary holding companies, WM Advisors and the International American Group, as well as White Mountains’ investments in Montpelier and Symetra warrants.  A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
Millions	2005	2004	2003

Gross written premiums	$1.9	$—	$41.2
Net written premiums	$1.8	$—	$33.1

Earned insurance and reinsurance premiums	$1.8	$—	$31.7
Net investment income	94.7	37.5	15.5
Net realized investment gains (loss)	(90.1)	20.8	27.7
Other revenue	58.7	10.4	36.3
Total revenues	65.1	68.7	111.2

Losses and LAE	12.6	4.6	23.9
Insurance and reinsurance acquisition expenses	.1	—	4.0
Other underwriting expenses	1.6	1.5	10.2
General and administrative expenses	56.0	172.0	114.6
Accretion of fair value adjustment to loss and LAE reserves	26.0	33.2	48.6
Interest expense on debt	42.7	44.3	46.3
Interest expense - dividends and accretion on preferred stock	52.4	47.6	22.3
Total expenses	191.4	303.2	269.9
Pre-tax loss	$(126.3)	$(234.5)	$(158.7)

White Mountains’ capital raising and capital allocation activities are principally conducted through its holding companies.  In this regard, the results of its Other Operations segment primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, gains and losses recognized from the change in fair value of the Company’s investments in Montpelier and Symetra warrants, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries and other assets and general and administrative expenses incurred at the holding company level.

Other Operations Results  - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains’ Other Operations segment reported a pre-tax loss of $126 million for 2005, compared to $235 million for 2004. The following items contributed to the reduced pre-tax loss in 2005: (1) a $134 million decrease in incentive compensation expense in 2005; (2) the special dividend from Montpelier in the 2005 first quarter, $39 million of which was reported in this segment; (3) $26 million of gains recorded in other revenues in 2005 from the settlement of two lawsuits in which White Mountains was a plaintiff; and (4) a $16 million increase in other net investment income. Additionally, the 2004 results included a $20 million realized loss from the impact that currency fluctuations had on hedging the cost of funding for the Sirius Acquisition.  These loss-reducing factors were somewhat offset by a $126 million decrease in net realized investment gains from the valuation of the Montpelier warrants (a $110 million loss in 2005 versus a $16 million gain in 2004).

Other Operations Results  - Year Ended December 31, 2004 versus Year Ended December 31, 2003

White Mountains’ Other Operations segment reported a pre-tax loss of $235 million for 2004, compared to $159 million for 2003. The increased loss for the year was primarily due to a $20 million increase in incentive compensation accruals, which were driven by a 41% rise in White Mountains’ stock price during 2004, and higher gains from the sale of real estate in 2003 ($13 million in 2004 and $43 million in 2003).  In addition, interest expense on preferred stock was up $25 million in 2004 due to the inclusion of a full year of expense in pre-tax income in 2004 as opposed to six months included in 2003 as a result of the Company’s adoption of SFAS 150, effective July 1, 2003.  Prior to the adoption of SFAS 150, the interest expense on preferred stock was classified below the pre-tax loss line on the income statement as preferred stock dividends.

During 2003, Peninsula was the only operating company in the segment, and therefore it accounts for all of the premiums reported in the table above.  During January 2004, White Mountains sold Peninsula for $23 million.  The operations of American Centennial and British Insurance Company are not significant to White Mountains, as those companies have been in run-off since they were acquired in 1999.

II. Summary of Investment Results

Investment Philosophy

White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ investment portfolio mix as of December 31, 2005 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as some equity investments and limited partnerships. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

Investment Returns -Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains’ GAAP pre-tax total return on invested assets was 2% for the year ended December 31, 2005 versus 7% for 2004.  White Mountains’ equity portfolio returned 8% in 2005, which was 3 percentage points better than the S&P 500, despite its largest equity position, Montpelier, having a significant decline (as noted below). On the fixed income side, White Mountains maintained a relatively short duration (about 2 years, including short-term investments), high-quality portfolio, which performed consistent with its characteristics, while its exposure to the Swedish krona through Sirius detracted from its fixed income returns due to the strengthening of the U.S. dollar.

Net investment income for 2005 of $492 million was up 36% from $361 million for 2004, due mainly to the Montpelier special dividend, higher short-term interest rates and the inclusion of a full year of Sirius’ results.

Investment Returns -Year Ended December 31, 2004 versus Year Ended December 31, 2003

White Mountains’ GAAP total return on invested assets was 7% for both 2004 and 2003.  White Mountains’ equity portfolio returned 20% in 2004, which was 9 percentage points better than the S&P 500, while the bond portfolio performed in line with its duration and credit characteristics. Net investment income in 2004 was up 24% from 2003, mainly due to the Sirius Acquisition.

Montpelier investment

	Year Ended December 31,
Millions	2005	2004	2003
Net investment income, pre-tax	$89.7	$18.3	$—
Net realized investment gains (losses), pre-tax	(165.1)	51.5	32.5
Total revenues (losses), pre-tax	(75.4)	69.8	32.5
Tax benefit (expense) on total revenues	13.5	(17.9)	—
Total revenues (losses), after-tax	(61.9)	51.9	32.5
Change in net unrealized investment gains (losses), after-tax	(42.3)	36.0	2.0
Equity in earnings of Montpelier, after-tax	—	11.0	45.2
Net after-tax change in White Mountains’ book value from Montpelier investment	$(104.2)	$98.9	$79.7

During 2005, White Mountains recognized $104 million of after-tax losses, net of dividends received, on its investment in Montpelier.  Montpelier’s common share price decreased from $38.45 at December 31, 2004 to $18.90 at December 31, 2005, resulting in a $110 million pre-tax realized investment loss on White Mountains’ Montpelier warrant investment. In addition, White Mountains recorded a $55 million pre-tax other-than-temporary impairment charge (reported as a realized investment loss) and a $42 million after-tax unrealized investment loss on its Montpelier common share investment during 2005. White Mountains’ original cost of its Montpelier common share investment was $106 million, which was subsequently increased by $65 million in equity in earnings recorded by White Mountains from 2001 to 2004, the period in which it accounted for the investment under the equity method of accounting.  The impairment charge represented the difference between White Mountains’ GAAP cost of $171 million and the investment’s fair value of $116 million at December 31, 2005.

During 2005, White Mountains recorded $90 million in pre-tax dividends from Montpelier in net investment income.  During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax dividend income of $74 million in 2005 for this special dividend, in addition to $16 million in dividend income from Montpelier’s normal quarterly dividends.

White Mountains sold a portion of its investment in Montpelier common shares during the first quarter of 2004 resulting in a $35 million pre-tax realized gain and, as a result, changed the method of accounting for its remaining Montpelier common shares to the fair value method, resulting in a $33 million increase in after-tax unrealized gains in the first quarter of 2004.

Impairment

See Note 5 - "Investments" of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and capital position.

Adjusted comprehensive net income is a non-GAAP measure that excludes the change in net unrealized gains from Symetra’s fixed maturity portfolio from comprehensive net income. GAAP requires these assets to be marked-to-market, which results in gains during periods when interest rates fall and losses in periods when interest rates rise. Because the liabilities related to the life insurance and structured settlement products that these assets support are not marked-to-market, it is likely that the economic impact on Symetra would be the opposite of that shown under GAAP (i.e., in general, Symetra’s intrinsic value increases when interest rates rise and decreases when interest rates fall). The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 44.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per common and equivalent share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of fully converted tangible book value per common and equivalent share to book value per share is included on page 43.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and preferred stock subject to mandatory redemption. Tangible capital excludes from total capital the unamortized goodwill and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 60.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level. The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are interest payments on its debt obligations, dividend payments on the Company’s common shares and the Berkshire Preferred Stock and Zenith Preferred Stock, purchases of investments and holding company operating expenses.

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

Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’ insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims.

Management believes that White Mountains’ cash balances, cash flows from operations, routine sales of investments and the liquidity provided by its undrawn Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  As a result, based on 2005 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $197 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  As of December 31, 2005, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution.

In addition, as of December 31, 2005, OneBeacon had approximately $20 million of cash and investments outside of its regulated insurance operating subsidiaries available for distribution during 2006.  During 2005, OneBeacon paid $340 million of dividends to Fund American.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus.  Based upon December 31, 2005 statutory surplus of $1.1 billion, Folksamerica Re would have the ability to pay approximately $107 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of earned surplus. However, as a result of the hurricane-related losses it sustained during 2005, Folksamerica Re had $59 million of negative earned surplus as of December 31, 2005.  Consequently, Folksamerica Re cannot pay any dividends without regulatory approval until it has earned surplus and, therefore, does not expect to pay any dividends without regulatory approval until late 2006 or early 2007. During 2005, Folksamerica Re paid $15 million of dividends to its immediate parent.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As a result, Sirius International currently has no unrestricted statutory surplus.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes.  In early 2006, Sirius International contributed approximately $49 million of its 2005 pre-tax income to its parent company.

As of December 31, 2005, WMU had $6 million of cash and investments available for distribution during 2006.  In addition, WMU has the ability to distribute its 2006 earnings without restriction.  During 2005, WMU paid $33 million of dividends to its immediate parent.

In addition, as of December 31, 2005, White Mountains Re had approximately $39 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2006.  During 2005, White Mountains Re distributed $98 million of cash and investments from various holding companies to its immediate parent.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2005 year-end statutory surplus, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $5 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2005, Esurance’s top tier regulated insurance operating subsidiary had $15 million of unassigned funds available for dividend distribution.

In addition, as of December 31, 2005, Esurance had $9 million of cash and short term investments outside of its regulated insurance operating subsidiaries available for distribution during 2006. During 2005, Esurance did not pay any cash dividends.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to Sirius International’s safety reserve of $920 million at December 31, 2005 is classified as surplus.

Keep-Well

On November 30, 2004, White Mountains completed a significant corporate reorganization, through which ownership of Folksamerica was transferred to White Mountains Re from Fund American. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the “Keep-Well”), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Berkshire Preferred Stock.  Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders to approximately $1.3 billion plus White Mountains’ aggregate consolidated net income after September 30, 2004 ($435 million at December 31, 2005). Since the inception of the Keep-Well agreement, White Mountains has distributed $86 million in cash dividends to its shareholders. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied, or when approximately $1.1 billion has been returned to Fund American.

Insurance Float

Insurance float is an important dynamic of White Mountains’ operations that must be managed effectively.  Float is money that an insurance company holds for a limited time.  In an insurance operation, float arises because premiums are collected before losses are paid.  This interval can extend over many years.  During that time, the insurer invests the money.  When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of float. The amount and cost of float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.  Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital.  The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2005		2004		2003		2002		2001
Total investments	$9,866.4		$10,529.5		$8,547.5		$8,899.4		$9,005.7
Cash	187.7		243.1		89.9		121.5		67.4
Investment in unconsolidated insurance affiliate(s)	479.7		466.6		515.9		399.9		311.1
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(24.2)		(56.6)		—		—		—
Accounts receivable on unsettled investment sales	21.7		19.9		9.1		160.8		75.2
Accounts payable on unsettled investment purchases	(43.4)		(30.9)		(371.6)		(495.2)		(311.2)
Interest-bearing funds held by ceding companies (1)	293.9		516.9		70.4		50.1		42.9
Interest-bearing funds held under reinsurance treaties (2)	(100.6)		(105.1)		(152.5)		(236.2)		(311.0)
Net investment assets	$10,681.2		$11,583.4		$8,708.7		$8,900.3		$8,880.1

Total common shareholders’ equity	$3,833.2		$3,883.9		$2,979.2		$2,407.9		$1,444.6
Debt	779.1		783.3		743.0		793.2		1,125.4
Preferred stock subject to mandatory redemption	234.0		211.9		194.5		180.9		170.3
Convertible preference shares	—		—		—		219.0		—
Total capital	$4,846.3		$4,879.1		$3,916.7		$3,601.0		$2,740.3
Unamortized deferred credits and goodwill	(24.4)		(20.0)		(20.3)		—		660.2
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(24.2)		(56.6)		—		—		—
Total tangible capital	$4,797.7		$4,802.5		$3,896.4		$3,601.0		$3,400.5

Insurance float	$5,883.5		$6,780.9		$4,812.3		$5,299.3		$5,479.6

Insurance float as a multiple of total tangible capital	1.2	x	1.4	x	1.2	x	1.5	x	1.6	x
Net investment assets as a multiple of total tangible capital	2.2	x	2.4	x	2.2	x	2.5	x	2.6	x

Insurance float as a multiple of common shareholders’ equity	1.5	x	1.7	x	1.6	x	2.2	x	3.8	x
Net investment assets as a multiple of common shareholders’ equity	2.8	x	3.0	x	2.9	x	3.7	x	6.1	x

(1)          Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(2)          Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has grown float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years.  Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of December 31, 2005 and 2004:

	December 31,
$ in millions	2005	2004
Senior Notes, carrying value	$698.5	$698.3
Bank Facility	—	—
Other debt of operating subsidiaries (1)	80.6	85.0
Total debt	779.1	783.3

Preferred stock subject to mandatory redemption	234.0	211.9
Total common shareholders’ equity	3,833.2	3,883.9
Total capital	$4,846.3	$4,879.1
Unamortized goodwill	(24.4)	(20.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(24.2)	(56.6)
Total tangible capital	$4,797.7	$4,802.5

Senior Notes to total tangible capital	15%	15%
Total debt to total tangible capital	16%	16%
Total debt and preferred stock to total tangible capital	21%	21%

(1) See Note 6 - "Debt" of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

Fund American and the Company are both permitted borrowers under the Bank Facility, which matures in August 2009. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company, subject to certain limitations imposed by the terms of the Berkshire Preferred Stock. As of December 31, 2005, the $400 million available under the Bank Facility was undrawn.

In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62 million purchase note (the “Sierra Note”), $58 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections.  Since inception, the principal of the Sierra Note has been reduced by $35 million, to an outstanding balance of $27 million as of December 31, 2005, as a result of adverse development on the acquired reserves and run-off of unearned premiums.

In connection with its purchase of an office building in Canton, Massachusetts, OneBeacon entered into a $40 million construction facility to fund renovations to the new space that will ultimately house its corporate offices. As of December 31, 2005, OneBeacon had drawn $18 million under the facility.

Fund American’s Senior Notes are currently rated “Baa2” (Moderate Risk, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (Adequate, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (Adequate, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (Good, the ninth highest of twenty-three ratings) with a stable outlook by Fitch Ratings.  It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted.  In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere.  At

December 31, 2005, White Mountains was in compliance with all of the covenants under the Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards for White Mountains.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility and result in acceleration of principal repayment on any amounts outstanding.  At December 31, 2005, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2005:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total

Debt	$—	$19.0	$31.2	$730.4	$780.6
Mandatorily redeemable preferred stock	—	300.0	—	20.0	320.0
Loss and LAE reserves (1)	3,575.8	2,672.3	1,438.0	3,116.4	10,802.5
Reserves for structured contracts	71.5	71.0	71.0	11.1	224.6
Interest on debt and dividends on preferred stock subject to mandatory redemption	73.0	124.8	94.3	105.2	397.3
Long-term incentive compensation	170.5	212.6	26.6	26.5	436.2
Operating leases	41.9	74.2	31.2	22.1	169.4
Total contractual obligations	$3,932.7	$3,473.9	$1,692.3	$4,031.7	$13,130.6

(1)          Represents expected future cash outflows resulting from loss and LAE payments.  Accordingly, these balances add back  the discount on OneBeacon’s workers compensation loss and LAE reserves of $214 million and the remaining purchase accounting fair value adjustment of $357 million related to the OneBeacon and Sirius acquisitions as they are non-cash items.  Further, the amounts presented are gross of reinsurance recoverables on unpaid losses of $5,026 million as of December 31, 2005.

White Mountains’ loss reserves do not have contractual maturity dates. However, based on historical payment patterns, the preceding table includes an estimate of when management expects White Mountains’ loss reserves to be paid. The timing of claim payments is subject to significant uncertainty. White Mountains maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims.

The balances included in the table above regarding White Mountains’ long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances.  Exact amounts to be paid cannot be predicted, for performance shares, with certainty, as the ultimate amounts of these liabilities are based on future performance of the Company and the market price of the Company’s common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2005.

There are no provisions within White Mountains’ leasing agreements that would trigger acceleration of future lease payments.  White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, except as noted in the following paragraph, White Mountains has not entered into any material arrangement requiring it to guarantee payment of third party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center (“LUC”) through 2016.  LUC Holdings in turn subleases space in the LUC.  In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC.  At December 31, 2005,

White Mountains has recorded a liability of $8 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts.  White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain limited partnership investments.  These commitments, which total approximately $35 million, do not have fixed funding dates and are therefore excluded from the table above.

Detailed information concerning White Mountains’ liquidity and capital resource activities during 2005, 2004 and 2003 follows:

For the year ended December 31, 2005

Financing and Other Capital Activities

During 2005, White Mountains declared and paid cash dividends of $86 million, $28 million and $2 million to holders of White Mountains’ common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During 2005, OneBeacon declared and paid dividends of $340 million to Fund American and White Mountains Re declared and paid $98 million of dividends to its immediate parent.

During 2005, White Mountains contributed $250 million to White Mountains Re (which, in turn, contributed $250 million to Folksamerica) and $10 million to Esurance.

During 2005, White Mountains paid a total of $41 million in interest under the Senior Notes.

During 2005, OneBeacon drew down $18 million on an 18-year mortgage note that it entered into in connection with its purchase of land and a future home office building.  As OneBeacon incurs construction costs associated with the renovation of the building, it will draw down additional principal up to the $41 million limit on the mortgage note.

Acquisitions and Dispositions

During 2005, OneBeacon sold two of its insurance subsidiaries, NFU and Traders and Pacific Insurance Company, to third parties for a total of $162 million in cash.

During 2005, White Mountains Re sold one of its subsidiaries, California Indemnity Insurance Company, to a third party for a total of $20 million, $19 million of which was paid in cash.

On April 29, 2005, OneBeacon purchased a 284,000 square foot office facility located in Canton, MA for $23 million.

Other Liquidity and Capital Resource Activities

During 2005, White Mountains received a total of $60 million in tax refunds and interest from the Internal Revenue Service related to the completion of an audit of White Mountains’ 1997-2000 tax years, the period during which the Company redomesticated to Bermuda.

During 2005, the Company issued a total of 7,750 common shares to its employees through the exercise of Options during the period and received cash proceeds of $1 million in connection with these Option exercises.

During the first quarter of 2005, White Mountains made payments totaling $235 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 212,611 performance shares at payout levels ranging from 113% to 200% of target.

During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common stock and warrant investment in Montpelier. This dividend represented $5.50 per share and was in addition to Montpelier’s normal quarterly dividend of $.36 per share.

For the year ended December 31, 2004

Financing and Other Capital Activities

On June 29, 2004, Berkshire exercised of all of its warrants to purchase 1,724,200 common shares of White Mountains for $294 million.  Berkshire acquired the warrants in connection with the financing of White Mountains’ acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

During 2004, White Mountains declared and paid dividends of $9 million, $28 million and $2 million to holders of White Mountains’ common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During 2004, White Mountains restructured and re-syndicated the Bank Facility to extend its maturity and to increase the availability of the revolving credit facility to $400 million.

During 2004, White Mountains paid a total of $41 million in interest under the Senior Notes.

During 2004, OneBeacon declared and paid a total of $305 million in dividends to Fund American.  Also during 2004, WMU paid a total of $60 million of dividends to its immediate parent.  On March 31, 2004, OneBeacon distributed Folksamerica to Fund American.

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

See Note 2 - "Significant Transactions" of the accompanying Consolidated Financial Statements for further discussion of these transactions.

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

In September 2003, White Mountains established its $300 million revolving Bank Facility.  As discussed earlier, this Bank Facility was restructured and re-syndicated in August 2004.

During 2003, White Mountains paid a total of $20 million in interest under the Senior Notes.

During 2003, White Mountains made scheduled principal amortization payments of $7 million and paid a total of $23 million in interest under its previous bank facility, including $11 million paid under the interest rate swap agreements, prior to its repayment.

During 2003, White Mountains declared and paid dividends of $8 million, $28 million and $2 million to holders of White Mountains’ common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During 2003, White Mountains filed a shelf registration statement, which was declared effective by the SEC in July 2003, for offerings of up to $2.0 billion in debt and/or equity securities.

During 2003, OneBeacon declared and paid a total of $235 million in dividends to Fund American.  Also during 2003, WMU paid a total of $35 million in dividends to its immediate parent and WM Advisors paid a total of $10 million in dividends to Fund American.

During 2003, the Company issued a total of 11,116 common shares to its employees through the exercise of Options and, as a result, the Company received cash proceeds of $1.5 million in connection with these Option exercises.

Acquisitions and Dispositions

During 2003, OneBeacon sold one of its subsidiaries, National Farmers Union Standard Insurance Company , for $22 million.

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

RELATED PARTY TRANSACTIONS

See Note 17 - “Related Party Transactions” in the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

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

Construction Defect Claims

OneBeacon’s general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship.  Much of the recent claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes.  Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs’ lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. For example, in 1995 California courts adopted a “continuous trigger” theory in which all companies that had ever insured a property that was alleged to have been damaged by defective construction must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired.  As a result, claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor’s policy).  Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions.

A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union and General Accident and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. Management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon’s construction book of business, such as street and road construction, water, sewer and pipeline construction. As a result of these actions, management believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will continue to decline.

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

A large portion of OneBeacon’s A&E losses resulted from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses.  OneBeacon stopped writing such coverage in 1984.

OneBeacon’s liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage for such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $65 million at both December 31, 2005 and 2004, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2005, 592 policyholders had asbestos-related claims against OneBeacon.  In 2005, 128 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought payment for asbestos claims under the premises and operations coverage of their liability policies. It is more difficult for plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Hence, there are fewer of such claims and there is a great deal of variation in damages awarded for the actual injuries.  Additionally, several accounts that seek such coverage find that previously paid losses exhausted the aggregate limits under their policies.  In these situations there is no coverage for these claims. There are currently 243 active claims against OneBeacon without product liability coverage asserting operations or premises coverage.

Immediately prior to White Mountains’ acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”).  As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon.  Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by

NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 51% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In June 2005, OneBeacon completed an internal study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. OneBeacon estimates that the range of reasonable outcomes around its best estimate is $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from its previous study that was conducted in 2003. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead and sexual molestation. The increase was partially offset by reduced projections of ultimate hazardous waste losses.

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2005. Since entering into the NICO Cover, $26 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2005.  Net losses paid totaled approximately $701 million as of December 31, 2005, with $94 million paid in 2005. Asbestos payments during 2005 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of Federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404 million that OneBeacon estimates remained at December 31, 2005.

OneBeacon’s reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, are $1.3 billion at December 31, 2005.  An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels.  OneBeacon’s survival ratio was approximately 18.6 at December 31, 2005, which was computed as the ratio of A&E reserves, net of Third Party Recoverables, of $1.3 billion plus the remaining unused portion of the NICO Cover of $404 million, to the average loss payments, net of Third Party Recoverables, in the past three years.  The average loss payments used to calculate OneBeacon’s survival ratio were net of a large commutation ($64 million) in 2003 with a third party reinsurer. White Mountains believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from old A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios.

OneBeacon’s reserves for A&E losses at December 31, 2005 represent management’s best estimate of its ultimate liability based on information currently available. OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations.  However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to asbestos and environmental losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3 to the financial statements for more information regarding White Mountains’ A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2005	2004
Asbestos
Accounts with asbestos claims at the beginning of the year	664	642
Accounts reporting asbestos claims during the year	128	112
Accounts on which asbestos claims were closed during the year	(200)	(90)
Accounts with asbestos claims at the end of the year	592	664
Environmental
Accounts with environmental claims at the beginning of the year	644	674
Accounts reporting environmental claims during the year	180	110
Accounts on which environmental claims were closed during the year	(329)	(140)
Accounts with environmental claims at the end of the year	495	644
Total
Total accounts with A&E claims at the beginning of the year	1,308	1,316
Accounts reporting A&E claims during the year	308	222
Accounts on which A&E claims were closed during the year	(529)	(230)
Total accounts with A&E claims at the end of the year	1,087	1,308

OneBeacon’s Loss and LAE Reserves by Line of Business

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2005 and 2004 were as follows:

Net loss and LAE reserves by class of business	December 31, 2005			December 31, 2004
($ in millions)	Case	IBNR	Total	Case	IBNR	Total
Workers compensation	$195.2	$132.6	$327.8	$362.1	$135.5	$497.6
Personal automobile liability	445.5	174.7	620.2	530.7	244.1	774.8
Multiple peril	310.4	236.0	546.4	359.3	264.3	623.6
Commercial automobile liability	140.2	65.6	205.8	203.8	82.8	286.6
General liability	106.1	227.2	333.3	121.6	151.1	272.7
Homeowners/Farmowners	81.1	41.4	122.5	82.2	41.8	124.0
Other	115.5	59.9	175.4	97.5	84.0	181.5
Total	$1,394.0	$937.4	$2,331.4	$1,757.2	$1,003.6	$2,760.8

For OneBeacon, the range of reserve estimates at December 31, 2005 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2005.  The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.  The recorded reserve for each line is the result of the actuarial method that management believes to be most appropriate based on known facts and trends.

OneBeacon net loss and LAE reserves by line of business Range and recorded reserves
	December 31, 2005
($ in millions)	Low	Recorded	High
Workers compensation	$291	$327.8	$385
Personal automobile liability	560	620.2	659
Multiple peril	499	546.4	658
Commercial automobile liability	191	205.8	231
General liability	282	333.3	372
Homeowners/Farmowners	110	122.5	125
Other	159	175.4	180
Total	$2,092	$2,331.4	$2,610

The recorded reserves represent management’s best estimate of unpaid loss and LAE by line of business.  In its selection of recorded reserves, management has generally given greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, rather than methods that rely on incurred losses, because of the increased adequacy of case reserving by OneBeacon’s claim staff in the recent past.  For multiple peril this resulted in OneBeacon recording reserves nearer the low end of the range.  For some types of claims, such as workers compensation and construction defect, management also considered special purpose forecasting models that its claims and actuarial staff have created that consider the unique loss development characteristics of these types of claims. For personal automobile liability, homeowners and “other” (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain rather high in the respective ranges, as management’s selections reflect a conservative approach to recognition of recent favorable development experienced in our ongoing businesses.

While variability is reflected in part in the size of the range of reserves developed by OneBeacon, that range may still not be indicative of the potential variance between the ultimate outcome and recorded reserve.  This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.  The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification.  The diversification effects result from the fact that losses across OneBeacon’s different lines of business are not completely correlated.  Although management believes OneBeacon’s reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.

White Mountains Re

White Mountains Re A&E Reserves

White Mountains Re’s A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by Folksamerica predecessor companies (MONY Reinsurance and Christiania General).  The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim.  Folksamerica has a specialized unit that handles claims relating to A&E exposures.  The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and jurisdictional developments. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity ($ in millions)	December 31,
	2005	2004
Asbestos	$62.0	$2.6
Environmental	(3.4)	.1
Total	$58.6	$2.7

During 2005, White Mountains Re completed a detailed, ground up asbestos study on all reported Folksamerica insureds that had over $250,000 of asbestos claims as well as a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005.

Folksamerica sets up claim files for each reported claim by each cedent for each individual insured.  In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement.  Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to Folksamerica, accordingly, an open claim file is not established.  As of December 31, 2005, White Mountains Re had approximately 1,339 open claim files for asbestos and 750 open claim files for environmental exposures.

The costs associated with administering the underlying A&E claims by White Mountains Re’s clients tend to be higher than non A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to White Mountains Re under the reinsurance contracts.

White Mountains Re A&E Claims Activity

White Mountains Re’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2005	2004
Asbestos
Total asbestos claims at the beginning of the year	1,401	1,185
Incoming asbestos claims due to Sirius Acquisition	—	232
Asbestos claims reported during the year	223	292
Asbestos claims closed during the year	(285)	(308)
Total asbestos claims at the end of the year	1,339	1,401
Environmental
Total environmental claims at the beginning of the year	900	743
Incoming environmental claims due to Sirius Acquisition	—	220
Environmental claims reported during the year	65	138
Environmental claims closed during the year	(215)	(201)
Total environmental claims at the end of the year	750	900
Total
Total A&E claims at the beginning of the year	2,301	1,928
Incoming A&E claims due to Sirius Acquisition	—	452
A&E claims reported during the year	288	430
A&E claims closed during the year	(500)	(509)
Total A&E claims at the end of the year	2,089	2,301

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

In order to reduce the potential uncertainty of loss reserve estimation, White Mountains Re obtains information from numerous sources to assist in the process.  White Mountains Re’s pricing actuaries devote considerable effort to understanding and analyzing a ceding company’s operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics.  Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history.  This analysis is used to project expected loss ratios for each treaty during the upcoming contract period.  These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process to generate the expected loss ratios that are used to estimate IBNR.

Upon notification of a loss from a ceding company, White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re’s share of the amount of reserves established by the ceding company and our independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert us to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims.  Such information is often used to supplement estimates of IBNR.

As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer.  The lag can be several years in some cases.  This lag can be due to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, etc.   In its loss reserving process, White Mountains Re assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in its actuarial methods.  This means that, as a reinsurer, White Mountains Re must rely on such actuarial estimates for a longer period of time after reserves are first estimated than does a primary insurance company.

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation.   As of December 31, 2005, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

White Mountains Re relies heavily on information reported by ceding companies, as discussed above.  In order to determine the accuracy and completeness of such information, White Mountains Re’s U.S. underwriters, actuaries, and claims personnel perform regular audits of Folksamerica’s ceding companies.  While regular ceding company audits are not customary outside the United States, Sirius International’s staff regularly reviews information from ceding companies for unusual or unexpected results.  Any material findings are discussed with the ceding companies.  White Mountains Re sometimes encounters situations where we determine that a claim presentation from a ceding company is not in accordance with contract terms.  In these situations, White Mountains Re attempts to resolve the dispute directly with the ceding company.  Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, White Mountains Re will vigorously defend our position in such disputes.

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

White Mountains Re also obtain reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains Re for all or a portion of the reinsurance risks underwritten by White Mountains Re. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. White Mountains Re establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the “ceding companies”), net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

White Mountains Re’s net loss and LAE reserves by class of business at December 31, 2005 and 2004 were as follows:

Net loss and LAE reserves by class of business ($ in millions)	December 31, 2005			December 31, 2004
	Case	IBNR	Total	Case	IBNR	Total
Liability (excluding A&E)	$829.3	$782.9	$1,612.2	$920.4	$900.0	$1,820.4
Property	357.7	342.2	699.9	143.3	318.0	461.3
Accident & Health and Other	233.9	138.4	372.3	279.5	187.5	467.0
A&E	42.0	75.4	117.4	50.2	24.8	75.0
Total	$1,462.9	$1,338.9	$2,801.8	$1,393.4	$1,430.3	$2,823.7

White Mountains Re establishes loss reserves based on a single point estimate, which is management’s best estimate of ultimate losses and loss expenses. This “best estimate” is derived from a combination of methods as described above. Once a point estimate is established, White Mountains Re’s actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business. Due to the inherent difficulties in estimating ultimate A&E exposures, White Mountains Re does not estimate ranges for these reserves.

The following table illustrates White Mountains Re’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2005.

Net loss and LAE reserves by class of business ($ in millions)	December 31, 2005
	Low	Recorded	High
Liability (excluding A&E)	$1,490	$1,612.2	$1,760
Property	670	699.9	730
Accident & Health and Other	320	372.3	440
Sub-total	$2,480	$2,684.4	$2,930
A&E		117.4
Total		$2,801.8

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

As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re’s business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on minimum deposit information included in the contractual terms. For proportional business, White Mountains Re’s estimates are derived based on a variety of factors and assumptions, including: prior reporting from the broker or ceding company, historical reporting patterns, expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, brokers, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

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

The following table summarizes White Mountains Re’s premium estimates and related commissions and expenses:

	December 31, 2005
Millions	Liability	Property	Accident & Health	Other	Total

Gross premium estimates	$123.1	$245.0	$34.2	$67.1	$469.4

Net premium estimates	$111.2	$123.0	$25.5	$52.0	$311.7
Net commission and expense estimates	38.3	26.0	9.0	16.5	89.8
Net amount included in reinsurance balances receivable	$72.9	$97.0	$16.5	$35.5	$221.9

	December 31, 2004
Millions	Liability	Property	Accident & Health	Other	Total

Gross premium estimates	$150.7	$234.8	$41.9	$72.9	$500.3

Net premium estimates	$148.5	$129.1	$33.6	$65.5	$376.7
Net commission and expense estimates	43.3	12.9	8.4	15.9	80.5
Net amount included in reinsurance balances receivable	$105.2	$116.2	$25.2	$49.6	$296.2

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above,  White Mountains Re believes all of its estimated balances are collectible, and as such no allowance has been recorded.

3. Reinsurance Transactions

White Mountains’ insurance and reinsurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”).

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. The Company is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4 - "Third Party Reinsurance" in the accompanying Consolidated Financial Statements for additional information on White Mountains’ reinsurance programs.

4. Purchase Accounting

When White Mountains acquires another company, management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, “Business Combinations.”  Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. White Mountains estimates the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within FASB Statement of Financial Accounting Concepts No. 7: “Using Cash Flow Information and Present Value in Accounting Measurements” (“CON 7”). Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows, (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

White Mountains’ actuaries estimate the fair value of loss and LAE reserves obtained in an acquisition by taking the acquired company’s recorded reserves and discounting them based on expected reserve payout patterns using the current risk-free rate of interest. Then, White Mountains’ actuaries develop additional cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. In each scenario, the risk-free rate of interest is used to discount future cash flows. These scenarios are put in a statistical model that assigns a probability to each cash flow scenario. White Mountains’ actuaries then choose the scenario that best represents the price for bearing the uncertainty inherent within the acquired company’s recorded reserves. The “price” for bearing the uncertainty inherent within the acquired company’s reserves is measured as the difference between the selected cash flow scenario and the expected cash flow scenario. The scenario selected has typically been between 1.5 and 2 standard deviations from the expected cash flow outcome. The fair value of the acquired company’s loss and LAE reserves is determined to be the sum of the expected cash flow scenario (i.e., the acquired company’s discounted loss and LAE reserves) and the uncertainty “price”.

The difference between an acquired company’s loss and LAE reserves and White Mountains’ best estimate of the fair value of such reserves at the acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. Historically, the fair value of an acquired company’s loss and LAE reserves has been less than its nominal reserves at acquisition. Accordingly, the amortization has been and will continue to be recorded as an expense on White Mountains’ income statement until fully amortized.

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

•                  the risks discussed in Item 1A of this Form 10-K;

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

Interest Rate Risk

Fixed Maturity Portfolio. In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains’ strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains’ fixed maturity investments are held as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from Standard & Poor’s or Moody’s).

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’ fixed maturity portfolio and pension plan.

$ in millions	Fair Value at December 31, 2005	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$7,582.7	100 bp decrease	$7,750.2	$110.5
		50 bp decrease	7,667.4	55.9
		50 bp increase	7,496.9	(56.6)
		100 bp increase	7,409.5	(114.2)

Pension fixed maturity investments	$277.9	100 bp decrease	$284.1	$4.0
		50 bp decrease	281.0	2.0
		50 bp increase	274.8	(2.0)
		100 bp increase	271.8	(3.9)

Long-term obligations. As of December 31, 2005, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the Senior Notes, the Berkshire Preferred Stock and the Zenith Preferred Stock obligations, which have fixed interest and dividend rates. As a result, White Mountains’ exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2005, the fair value of the Senior Notes was approximately $705 million, which compared to a carrying value of $699 million. The Berkshire Preferred Stock and Zenith Preferred Stock obligations were issued in 2001 and mature on May 31, 2008 and May 31, 2011, respectively. At December 31, 2005, the fair values of the Berkshire Preferred Stock and Zenith Preferred Stock obligations were approximately $332 million and $22 million, respectively, which compared to carrying values of $214 million and $20 million, respectively.

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

Foreign Currency Exchange Rates

White Mountains’ foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

At December 31, 2005, OneBeacon held approximately $254 million in bonds denominated in foreign currencies, mostly those denominated in British Pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound and Australian dollar to the U.S dollar as of December 31, 2005, the carrying value of OneBeacon’s foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $25 million.

The functional currency of Sirius International is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. dollar as of December 31, 2005, the carrying value of White Mountains’ net assets denominated in Swedish Kronor would have respectively decreased or increased by approximately $33 million.

Item 8.                              Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                     Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2005. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-67 of this report. The attestation report on management’s assessment of its internal control over financial reporting by PricewaterhouseCoopers LLP is included on pages F-68 through F-69 of this report.

There have been no significant changes in White Mountains’ internal controls, or in factors that could significantly affect internal controls, subsequent to their most recent evaluation of such controls.

Item 9B.                     Other Information

None.

PART III

Item 10.                       Directors and Executive Officers of the Registrant

a.               Directors

Reported under the caption “The Board of Directors” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

b.               Executive Officers

Reported in Part I pursuant to General Instruction G to Form 10-K.

c.               Audit Committee Financial Expert

Reported under the caption “Corporate Governance - Committees of the Board - Audit Committee” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

d.               Code of Business Conduct and Ethics

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, has been filed herein as Exhibit 14.

e.               Compliance with Section 16(a) of the Exchange Act

Reported under the caption “Compliance with Section 16(a) of the Exchange Act” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 11.                       Executive Compensation

Reported under the captions “Compensation of Executive Officers”, “Report of the Compensation Committee on Executive Compensation” and “Member Performance Graph” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Table” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 13.                       Certain Relationships and Related Transactions

Reported under the caption “Certain Relationships and Related Transactions” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 14.                       Principal Accountant Fees and Services

Reported under the caption “Independent Registered Public Accountant Fees and Services” of the Company’s 2006 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

a.               Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report. A listing of exhibits filed as part of the report appear on pages 81 through 82 of this report.

b.               Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(I) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Bye-Laws of the Company (incorporated by reference herein to Annex III of the Company’s Registration Statement on Form S-4 (No. 333-87649) dated September 23, 1999)
4

Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated December 3, 2004)

10.1

Amendment Agreement dated as of November 30, 2004, between General Reinsurance Corporation, a Delaware corporation, the Company and Fund American (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated December 3, 2004)

10.2

Keep-Well Agreement, dated as of November 30, 2004, by and between the Company and Fund American (incorporated by reference herein to Exhibit 99.3 of the Company’s Report on Form 8-K dated December 3, 2004)

10.3

Stock Purchase Agreement by and among Safeco Corporation, General America Corporation, The Company, Occum Acquisition Corp. dated as of March 31, 2004 (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 8-K dated March 15, 2004)

10.4

$400,000,000 Credit Agreement, dated as of August 26, 2004, among the Company and Fund American, as the borrowers, the several lenders from time to time parties hereto, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, NA as Administrative Agent.

(incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated November 2, 2004)
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

10.7	Subscription Agreement among Berkshire, Fund American and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company’s Report on Form 8-K dated June 1, 2001)
10.8

Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company’s Report on Form 8-K dated November 1, 2001)

10.9

Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC. (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.10

Amendment to the investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein the Company's Report on Form 8-K dated February 28, 2006)

10.11	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.12	Folksamerica Holding Company, Inc. Long-Term Incentive Plan - 2003 and Prior (incorporated by reference herein to Exhibit 10.10 of the Company’s 2004 Annual Report on Form 10-K)
10.13	White Mountains Re Group, Ltd. Long-Term Incentive Unit Plan (incorporated by reference herein to Exhibit 10.11 of the Company’s 2004 Annual Report on Form 10-K)
10.14	Folksamerica Holding Company, Inc. Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2004 Annual Report on Form 10-K)
10.15	Folksamerica Holding Company, Inc. Deferred Benefit Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2004 Annual Report on Form 10-K)

Exhibit number	Name

10.16

White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2005 Annual General Meeting of Shareholders and Proxy Statement dated April 5, 2005)

10.17	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.18	The Company’s Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 4(c) of the Company’s Report on Form S-8 dated October 19, 1999)
10.19	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.20	Fund American Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K)
10.21	Esurance Holdings, Inc. Select Deferred Compensation Plan (*)
10.22	OneBeacon Insurance Performance Unit Plan (incorporated by reference herein to Exhibit 10.16 of the Company’s 2003 Annual Report on Form 10-K)
10.23	OneBeacon’s 2005 Management Incentive Plan (*)
10.24	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.25	OneBeacon Performance Plan (*)
10.26

Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated March 7, 2006 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
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

c.                                 Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: March 7, 2006	By:	/s/ J. BRIAN PALMER
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. FASS	Director, President and CEO	March 7, 2006
Steven E. Fass	(Principal Executive Officer)
BRUCE R. BERKOWITZ*	Director	March 7, 2006
Bruce R. Berkowitz
JOHN J. BYRNE*	Director	March 7, 2006
John J. Byrne
HOWARD L. CLARK, JR.*	Director	March 7, 2006
Howard L. Clark, Jr.
ROBERT P. COCHRAN*	Director	March 7, 2006
Robert P. Cochran
A. MICHAEL FRINQUELLI*	Director	March 7, 2006
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO	March 7, 2006
David T. Foy	(Principal Financial Officer)
GEORGE J. GILLESPIE, III*	Chairman	March 7, 2006
George J. Gillespie, III
JOHN D. GILLESPIE*	Director	March 7, 2006
John D. Gillespie
EDITH E. HOLIDAY*	Director	March 7, 2006
Edith E. Holiday
/s/ J. BRIAN PALMER	Chief Accounting Officer	March 7, 2006
J. Brian Palmer	(Principal Accounting Officer)
LOWNDES A. SMITH*	Director	March 7, 2006
Lowndes A. Smith
ALLAN L. WATERS*	Director	March 7, 2006
Allan L. Waters

*By:	/s/ STEVEN E. FASS
Steven E. Fass, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in millions, except share amounts)	2005	2004
Assets
Fixed maturity investments, at fair value (amortized cost $7,548.4 and $7,684.1)	$7,582.7	$7,900.0
Common equity securities, at fair value (cost $796.5 and $775.9)	967.8	1,043.9
Short-term investments, at amortized cost (which approximates fair value)	727.8	1,058.2
Other investments (cost $510.8 and $442.7)	588.1	527.4
Total investments	9,866.4	10,529.5
Cash	187.7	243.1
Reinsurance recoverable on unpaid losses	3,003.6	2,036.2
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	2,022.1	1,761.2
Reinsurance recoverable on paid losses	77.0	92.0
Insurance and reinsurance premiums receivable	1,014.3	942.2
Securities lending collateral	674.9	593.3
Funds held by ceding companies	620.4	943.8
Investments in unconsolidated insurance affiliates	479.7	466.6
Deferred tax asset	341.2	271.5
Deferred acquisition costs	288.4	308.2
Ceded unearned premiums	200.7	224.1
Investment income accrued	93.5	102.4
Accounts receivable on unsettled investment sales	21.7	19.9
Other assets	526.5	481.1
Total assets	$19,418.1	$19,015.1
Liabilities
Loss and loss adjustment expense reserves	$10,231.2	$9,398.5
Reserves for structured contracts	224.6	375.9
Unearned insurance and reinsurance premiums	1,582.0	1,739.4
Debt	779.1	783.3
Securities lending payable	674.9	593.3
Deferred tax liability	274.3	316.3
Ceded reinsurance payable	204.5	201.4
Funds held under reinsurance treaties	171.4	155.4
Accounts payable on unsettled investment purchases	43.4	30.9
Other liabilities	1,165.5	1,324.9
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	214.0	191.9
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	15,584.9	15,131.2
Common shareholders’ equity
Common shares at $1 par value per share authorized 50,000,000 shares; issued and outstanding 10,779,223 and 10,772,789 shares	10.8	10.8
Paid-in surplus	1,716.4	1,719.2
Retained earnings	1,899.8	1,695.9
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	233.9	416.1
Net unrealized foreign currency translation gains (losses)	(21.8)	48.5
Minimum pension liability and other	(4.0)	(2.4)
Unearned compensation - restricted common share awards	(1.9)	(4.2)
Total common shareholders’ equity	3,833.2	3,883.9
Total liabilities and common shareholders’ equity	$19,418.1	$19,015.1

See Notes to Consolidated Financial Statements including Note 18 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in millions, except per share amounts)	2005	2004	2003
Revenues
Earned insurance and reinsurance premiums	$3,798.6	$3,820.5	$3,137.7
Net investment income	491.5	360.9	290.9
Net realized investment gains	112.6	181.1	162.6
Other revenue	229.2	190.5	202.6
Total revenues	4,631.9	4,553.0	3,793.8
Expenses
Loss and loss adjustment expenses	2,858.2	2,591.1	2,138.1
Insurance and reinsurance acquisition expenses	761.2	744.4	615.0
Other underwriting expenses	428.9	520.4	347.1
General and administrative expenses	156.8	309.3	201.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	36.9	43.3	48.6
Interest expense on debt	44.5	49.1	48.6
Interest expense - dividends on preferred stock subject to mandatory redemption	30.3	30.3	15.1
Interest expense - accretion on preferred stock subject to mandatory redemption	22.1	17.3	7.2
Total expenses	4,338.9	4,305.2	3,421.5
Pre-tax income	293.0	247.8	372.3
Income tax provision	(36.5)	(47.0)	(127.6)
Income before minority interest, equity in earnings of unconsolidated affiliates and extraordinary items	256.5	200.8	244.7
Dividends on mandatorily redeemable preferred stock of subsidiaries	—	—	(15.1)
Accretion of preferred stock of subsidiaries to face value	—	—	(6.4)
Equity in earnings of unconsolidated insurance affiliates	33.6	37.4	57.4
Income before extraordinary item	290.1	238.2	280.6
Excess of fair value of acquired net assets over cost	—	180.5	—
Net income	290.1	418.7	280.6
Change in net unrealized gains and losses for investments held	(50.8)	218.0	163.1
Change in foreign currency translation	(70.3)	48.8	3.2
Recognition of net unrealized gains and losses for investments sold	(131.4)	(87.9)	(87.3)
Net change in minimum pension liability and other	(1.6)	(2.4)	—
Comprehensive net income	$36.0	$595.2	$359.6
Computation of net income available to common shareholders
Net income	$290.1	$418.7	$280.6
Redemption value adjustment - Convertible Preference Shares	—	—	(49.5)
Net income available to common shareholders	$290.1	$418.7	$231.1
Basic earnings per share
Income before extraordinary item	$26.96	$24.05	$26.48
Net income	26.96	42.28	26.48
Diluted earnings per share
Income before extraordinary item	$26.56	$22.67	$23.63
Net income	26.56	39.92	23.63
Dividends declared and paid per common share	$8.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Millions	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax	Unearned compensation
Balances at January 1, 2003	$2,407.9	$1,134.6	$1,071.9	$206.7	$(5.3)

Net income	280.6	—	280.6	—	—
Net change in unrealized investment gains	75.8	—	—	75.8	—
Net change in foreign currency translation	3.2	—	—	3.2	—
Dividends declared on common shares	(8.3)	—	(8.3)	—	—
Issuances of common shares	270.1	270.1	—	—	—
Repurchases and retirements of common shares	(13.8)	(5.5)	(8.3)	—	—
Issuance of restricted common shares	—	2.0	—	—	(2.0)
Amortization of restricted common share awards	5.8	—	—	—	5.8
Redemption value adjustment - Convertible Preference Shares	(49.5)	—	(49.5)	—	—
Accrued Option expense	7.4	7.4	—	—	—
Balances at December 31, 2003	2,979.2	1,408.6	1,286.4	285.7	(1.5)

Net income	418.7	—	418.7	—	—
Net change in unrealized investment gains	130.1	—	—	130.1	—
Net change in foreign currency translation	48.8	—	—	48.8	—
Net change in minimum pension liability	(2.4)	—	—	(2.4)	—
Dividends declared on common shares	(9.1)	—	(9.1)	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of common shares	13.7	13.7	—	—	—
Repurchases and retirements of common shares	(.2)	(.1)	(.1)	—	—
Issuances of restricted common shares	—	4.7	—	—	(4.7)
Amortization of restricted common share awards	2.0	—	—	—	2.0
Accrued Option expense	9.1	9.1	—	—	—
Balances at December 31, 2004	3,883.9	1,730.0	1,695.9	462.2	(4.2)

Net income	290.1	—	290.1	—	—
Net change in unrealized investment gains	(182.2)	—	—	(182.2)	—
Net change in foreign currency translation	(70.3)	—	—	(70.3)	—
Net change in minimum pension liability and other	(1.6)	—	—	(1.6)	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	1.1	1.1	—	—	—
Repurchases and retirements of common shares	(.1)	(.1)	—	—	—
Forfeiture of restricted common shares	—	(.3)	—	—	.3
Amortization of restricted common share awards	2.0	—	—	—	2.0
Accrued Option expense (income)	(3.5)	(3.5)	—	—	—
Balances at December 31, 2005	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2005	2004	2003
Cash flows from operations:
Net income	$290.1	$418.7	$280.6
Charges (credits) to reconcile net income to net cash used for operations:
Excess of fair value of acquired net assets over cost	—	(180.5)	—
Net realized investment gains	(112.6)	(181.1)	(162.6)
Undistributed equity in earnings from unconsolidated insurance affiliates, after-tax	(33.6)	(37.4)	(57.4)
Deferred income tax provision (benefit)	28.2	(59.0)	105.0
Other operating items:
Net Federal income tax receipts (payments)	35.3	(86.5)	27.4
Net change in insurance and reinsurance balances receivable	(58.9)	90.0	51.5
Net change in reinsurance recoverable on paid and unpaid losses	(1,416.4)	300.8	636.2
Net change in loss and LAE reserves	1,188.0	(750.4)	(1,147.1)
Net change in reserves for structured contracts	(151.3)	(56.3)	—
Net change in unearned insurance and reinsurance premiums	(37.1)	(54.0)	(105.0)
Net change in other assets and liabilities, net	(16.7)	39.0	(137.1)
Net cash used for operations	(285.0)	(556.7)	(508.5)
Cash flows from investing activities:
Net decrease in short-term investments	295.3	768.2	244.0
Sales of fixed maturity investments	5,785.6	5,905.1	17,290.5
Maturities of fixed maturity investments	597.2	1,561.7	1,372.0
Sales of common equity securities and other investments	581.1	557.3	160.1
Sales of consolidated and unconsolidated affiliates, net of cash sold	180.7	220.9	25.0
Purchases of fixed maturity investments	(6,484.7)	(7,157.3)	(18,248.2)
Purchases of common equity securities and other investments	(589.8)	(378.8)	(354.4)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(659.8)	—
Net change in unsettled investment purchases and sales	10.7	(337.2)	28.1
Net (acquisitions) dispositions of property and equipment	(38.5)	(13.6)	43.4
Net cash provided from investing activities	337.6	466.5	560.5
Cash flows from financing activities:
Proceeds from issuances of common shares	1.1	307.8	1.5
Proceeds from issuances of debt	18.4	—	693.4
Repayments of debt	—	(25.0)	(739.9)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(30.3)	(30.3)	(30.3)
Dividends paid on common shares	(86.2)	(9.1)	(8.3)
Net cash (used for) provided from financing activities	(97.0)	243.4	(83.6)
Effect of exchange rate changes on cash	(11.0)	—	—
Net (decrease) increase in cash during year	(55.4)	153.2	(31.6)
Cash balance at beginning of year	243.1	89.9	121.5
Cash balance at end of year	$187.7	$243.1	$89.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company’s principal executive office is located at Harborside Financial Center, Plaza 5, Jersey City, New Jersey 07311-1114 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations, as defined below.

The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively “OneBeacon”), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents. OneBeacon was acquired by White Mountains from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”).

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

Investment securities

White Mountains’ portfolio of fixed maturity investments and common equity securities are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market prices. Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholders’ equity. Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are other than temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

White Mountains owns convertible bonds with embedded derivatives. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), White Mountains bifurcates all equity option derivatives that are embedded in its convertible bonds. The original host instruments are reported, at fair value, in fixed maturity investments and the embedded derivatives are reported, at fair value, in other investments. Because these derivatives do not qualify as hedging instruments, changes in fair values of derivatives are included in realized gains and losses. The fair value of the embedded derivatives associated with convertible bonds which are included in other investments was $99.8 million and $33.9 million at December 31, 2005 and 2004, respectively. Realized gains on derivatives were $12.6 million and $7.3 million for the years ending December 31, 2005 and 2004, respectively.

Other investments also includes investments in warrants, which are accounted for in accordance with SFAS 133 as derivatives (see Note 5) and limited partnership interests. Changes in the fair value of warrants are recorded through the income statement as realized investment gains or losses. Changes in White Mountains’ interest in limited partnership interests accounted for using the equity method are included in net realized investment gains. Changes in White Mountains’ interest in limited partnerships not accounted for under the equity method are reported, net of tax, as a component of shareholders’ equity with changes therein reported, after-tax, as a component of other comprehensive income.

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2005 and 2004.

White Mountains participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity portfolio. Under the security lending arrangements, certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, White Mountains considers its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Cash Flow Hedge

Contemporaneously with entering into a variable rate mortgage note, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon’s variable rate mortgage note. In accordance with SFAS 133, OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.

Insurance and reinsurance operations

White Mountains accounts for insurance and reinsurance policies that it writes in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be “sold” for fees to the transferor company (“takeout fees”). These fees are also typically a percentage of the transferor company’s NYAIP premium assignments. AutoOne Insurance’s LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

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

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.0% and 4.7% at December 31, 2005 and 2004, respectively). As of December 31, 2005 and 2004, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $214.3 million and $259.4 million, respectively.

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

In connection with purchase accounting for Sirius Insurance Holding Sweden AB and its subsidiaries (“Sirius”), White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius’ acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled. See Note 3.

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

Accounting for Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, White Mountains’ insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (hereafter referred to as structured contracts) depending upon the structure of the mechanism.

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2005 and 2004, White Mountains had deferred software costs of $48.7 million and $56.1 million, respectively.

Federal and foreign income taxes

The majority of White Mountains’ subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by SFAS No. 109, “Accounting for Income Taxes”. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign currency exchange

The U.S. Dollar is the functional currency for all of the Company’s businesses except for the foreign reinsurance operations of Folksamerica, Sirius and WMU and certain other smaller international activities. The national currencies of the subsidiaries are their functional currencies since their business is primarily transacted in such local currency. White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss, net of tax.

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate of the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2005 and 2004, White Mountains had an after-tax unrealized foreign currency translation gain/(loss) of $(21.8) million and $48.5 million, respectively, recorded on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2005	Closing Rate 2005	Opening Rate 2004		Closing Rate 2004
Swedish Krona	6.6231	7.9603	7.6466	(1)	6.6231
British Pound	.5218	.5798	.5600		.5218
Canadian Dollar	1.2132	1.1647	1.2970		1.2132

(1) Represents the exchange rate at April 16, 2004 as this is the date that White Mountains acquired Sirius, whose functional currency is the Swedish Krona.

Earnings per share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unearned restricted common shares (“Restricted Shares”), which are being fully expensed over the vesting period and were anti-dilutive for all periods presented. Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share numerators (in millions):
Income before extraordinary item	$290.1	$238.2	$280.6
Redemption value adjustment - Convertible Preference Shares	—	—	(49.5)
Income before extraordinary item available to common shareholders	$290.1	$238.2	$231.1
Extraordinary item - excess of fair value of acquired net assets over cost	—	180.5	—
Net income available to common shareholders	$290.1	$418.7	$231.1

Diluted earnings per share numerators (in millions):
Income before extraordinary item available to common shareholders	$290.1	$238.2	$231.1
Other effects on diluted earnings (1)	(3.5)	(.9)	(2.6)
Income before extraordinary item available to common shareholders	$286.6	$237.3	$228.5
Extraordinary item - excess of fair value of acquired net assets over cost	—	180.5	—
Adjusted net income available to common shareholders	$286.6	$417.8	$228.5

Earnings per share denominators (in thousands):
Basic earnings per share denominator (average common shares outstanding)	10,761	9,902	8,725
Average outstanding dilutive warrants to acquire common shares (2)	33	565	944
Diluted earnings per share denominator	10,794	10,467	9,669

Basic earnings per share (in dollars):
Income before extraordinary item	$26.96	$24.05	$26.48
Extraordinary item - excess of fair value of acquired net assets over cost	—	18.23	—
Net income	$26.96	$42.28	$26.48

Diluted earnings per share (in dollars):
Income before extraordinary item	$26.56	$22.67	$23.63
Extraordinary item - excess of fair value of acquired net assets over cost	—	17.25	—
Net income	$26.56	$39.92	$23.63

(1)          The diluted earnings per share numerator for the twelve months ended December 31, 2005 has been adjusted to exclude an income statement credit associated with outstanding options to acquire common shares (see note below). The diluted earnings per share numerators for the years ended December 31, 2004 and 2003 have been adjusted to exclude a portion of White Mountains’ equity in earnings of unconsolidated affiliates, which is reflective of dilution in Montpelier’s earnings brought about by outstanding warrants and options to acquire common shares of Montpelier that are in-the-money. As of March 31, 2004, White Mountains changed its method of accounting for its investment in Montpelier from equity accounting to fair value, therefore, this equity adjustment is not applicable to periods beginning after such date.

(2)          The diluted earnings per share denominator for the twelve months ended December 31, 2005 includes the effects of average outstanding options to acquire 42,910 common shares at an average strike price of $145.33 per common share. The options were not dilutive for any other periods presented. The diluted earnings per share denominators for the years ended December 31, 2004 and 2003 include the dilutive effects of average outstanding warrants to acquire 852,678 and 1,724,200 common shares, respectively, at an average strike price of $173.99 per common share. The warrants were fully exercised on June 29, 2004, therefore this adjustment is not applicable for periods after such date.

Recently Adopted Changes in Accounting Principles

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (“VIE”), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. White Mountains adopted the disclosure provisions of FIN 46 beginning with its December 31, 2002 Form 10-K and its consolidation provisions as of March 31, 2004. See Note 15.

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

Share-Based Compensation

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

White Mountains’ share-based compensation plans, consisting primarily of performance shares with limited use of Restricted Share awards and a one-time grant of incentive stock options (“Options”), are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of common shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in common shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company’s deferred compensation plans.

White Mountains expenses the full cost of all its share-based compensation, including its outstanding Options. White Mountains’ share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. See Note 9. White Mountains accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, including "FASB" Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (“FIN 28”). The accounting treatment for White Mountains’ Restricted Share awards under APB 25 is identical to the method prescribed by SFAS 123, whereby the Restricted Shares are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the service period. Compensation expense charged to earnings for Restricted Shares was $2.0 million, $2.0 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The accounting treatment for White Mountains’ performance share awards under APB 25 is also identical to the method prescribed by SFAS 123, whereby the liability for performance share awards is measured each period based upon the current market price of the underlying common shares. During 2005, 2004 and 2003, White Mountains recorded compensation charges of $(5.1) million, $215.0 million and $206.6 million, respectively, for outstanding performance shares.

In 2000, the Company issued a one-time award of 81,000 Options. The Options were issued at an exercise price equal to the market value of the underlying common shares on February 27, 2000 (the grant date). The exercise price escalates on a straight-line basis by 6% per annum over the ten-year life of the Options. As a result, the Company’s outstanding Options are accounted for as variable options under FIN 28, with compensation expense (income) charged (credited) to earnings over the service period based on the intrinsic value of the underlying common shares. Compensation expense charged to earnings for Options was $(3.5) million, $9.0 million and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had 34,280 Options outstanding (9,080 of which were exercisable) with a weighted average exercise price of $145.33 per common share. During the year ended December 31, 2005, 7,750 Options were exercised at an average exercise price of $146.75 per common share and 4,500 Options were forfeited by a former employee.

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

	Year Ended December 31,
Millions, except per share amounts	2005	2004	2003
Net income, as reported	$290.1	$418.7	$280.6
Option expense (income) included in reported net income	(3.5)	9.0	7.4
Option expense determined under fair value based method	(.1)	(.1)	(.1)
Net income, pro forma	$286.5	$427.6	$287.9

Earnings per share:
Basic - as reported	$26.96	$42.28	$26.48
Basic - pro forma	26.63	43.18	27.32
Diluted - as reported	26.56	39.92	23.63
Diluted - pro forma	26.56	40.77	24.39

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

White Mountains will adopt SFAS 123(R) effective January 1, 2006 and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows. White Mountains already expenses the full cost of all its share-based compensation, including its outstanding Options.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The Statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 becomes effective for fiscal years beginning after December 15, 2005. The statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions, and accordingly, White Mountains does not expect that SFAS 154 will affect White Mountains’ adoption of SFAS 123(R).

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

Supplemental unaudited pro forma condensed combined income statement information for the year ended December 31, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004, and for the year ended December 31, 2003, which assumes the Sirius Acquisition had occurred as of January 1, 2003, follows:

(Unaudited) Millions, except per share amounts	Pro Forma Twelve Months Ended December 31, 2004	Pro Forma Twelve Months Ended December 31, 2003
Total revenues	$4,699.7	$4,408.3

Income before extraordinary items	$273.4	$262.0

Net income	$453.9	$347.5

Earnings per share:
Pro forma net income - basic	$45.83	$34.15
Pro forma net income - diluted	$43.28	$30.55

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

Symetra

On August 2, 2004, White Mountains, Berkshire Hathaway Inc. (“Berkshire”) and several other private investors capitalized Symetra in order to purchase the life and investments operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of bank debt. White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra, which are accounted for under the equity method, and approximately 24% of Symetra on a fully-converted basis including the warrants, which are accounted for under the provisions of SFAS 133. Three White Mountains designees serve on Symetra’s eight member board of directors.

White Mountains recorded its initial investment in Symetra in accordance with GAAP by allocating the $194.7 million purchase price between the common shares and the warrants. The allocation was determined by recording the warrants at their fair value of $35.4 million, with the remaining $159.3 million allocated to the common shares. White Mountains then recognized an extraordinary gain of $40.7 million, representing the difference between the initial cost of the common shares and the amount of White Mountains’ equity in the underlying net assets of Symetra, as required by APB 18, “The Equity Method of Accounting for Investments in Common Stock”.

Sierra Group

On March 31, 2004, Folksamerica acquired the Sierra Insurance Group companies (the “Sierra Group”), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note (see Note 6), of which $58.0 million will be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. The acquired companies’ net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premium. The acquisition resulted in an $8.6 million extraordinary gain, which White Mountains recognized in the first quarter of 2004.

Tryg-Baltica

On November 11, 2004, Sirius International acquired 100% of Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S (“Tryg-Baltica”). Under the terms of the agreement, Sirius paid approximately DKK 316.3 million ($57.7 million) and an additional $0.3 million of expenses incurred in connection with the acquisition. Following the closing, White Mountains Re placed Tryg-Baltica into run-off, though it is anticipated that select business will be renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and will manage the company’s run-off administration. The acquired companies’ net assets at closing were $77.5 million, including $144.3 million of cash and investments, $86.7 million of receivables, $20.8 million of deposits with insurance companies, $150.8 million of loss and LAE reserves and $36.9 million of unearned insurance premiums. The acquisition resulted in a $19.8 million extraordinary gain, which White Mountains recognized in the fourth quarter of 2004.

Other Acquisitions and Dispositions

On September 30, 2005, OneBeacon sold National Farmers Union Property and Casualty Company (“NFU”) to QBE Insurance Group for $138.3 million in cash and recognized a gain of approximately $26.2 million ($21.7 million after-tax) on the sale through other revenues.

On September 30, 2005, White Mountains Re sold one of its subsidiaries, California Indemnity Insurance Company, for total proceeds of $19.8 million, $19.3 million of which was paid in cash, and recognized a gain of approximately $5.0 million ($3.3 million after-tax) on the sale through other revenues.

On August 2, 2005, OneBeacon sold one of its subsidiaries, Traders and Pacific Insurance Company (“TPIC”), to Endurance Reinsurance for $23.4 million in cash and recognized a gain of approximately $8.0 million ($5.2 million after-tax) on the sale through other revenues.

During the fourth quarter of 2004, OneBeacon sold two of its subsidiaries, Potomac Insurance Company of Illinois for $21.7 million and Western States Insurance Company, as well as its boiler inspection service business, for $15.1 million and recognized combined gains on the sales of $22.1 million through other revenues.

During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual (defined below) New York commercial business to Tower Insurance Group. The transaction, effective with December 1, 2004 renewals, which will impact $110.0 million of premiums. OneBeacon will retain the commercial business acquired from Atlantic Mutual (defined below).

On March 31, 2004, OneBeacon acquired Atlantic Specialty Insurance Company (“Atlantic Specialty”), a subsidiary of Atlantic Mutual Insurance Company (“Atlantic Mutual”), and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book (the “Atlantic Specialty Transaction”). The overall gross written premium for this book of business totaled approximately $404 million. Under the terms of the agreement, OneBeacon will pay Atlantic Mutual a renewal commission on the premiums renewed. In connection with its acquisition of Atlantic Specialty, OneBeacon paid $30.1 million in cash and issued a $20.0 million note to the seller. See Note 6.

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

In January 2004, Folksamerica sold Peninsula Insurance Company to the Donegal Group for $23.3 million, or 107.5% of its GAAP book value, resulting in a pre-tax gain of $2.1 million, which White Mountains recognized in the first quarter of 2004.

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

In December 2003, OneBeacon sold one of its wholly-owned subsidiaries, National Farmers Union Standard, to Quanta U.S. Holdings, Inc., an indirect subsidiary of Quanta Capital Holdings Ltd. OneBeacon received total proceeds of $22.4 million and recorded an $8.7 million gain on the sale, which is included in other revenues. Concurrently, OneBeacon entered into an assumption reinsurance agreement to assume all in-force insurance contracts of National Farmers Union Standard, subject to regulatory and other approvals.

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

White Mountains establishes loss reserves for White Mountains Re based on a single point estimate, which is management’s best estimate of ultimate losses and loss expenses. This “best estimate” is derived from a combination of methods. For current accident year business the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and loss expense reserves.

For prior accident years, White Mountains Re gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns. For both current and prior accident years estimates change when new information becomes available, such as changing loss emergence patterns, or claim and underwriting audits.

Once a point estimate is established, in the case of White Mountains Re, actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business. Due to the inherent difficulties in estimating ultimate Asbestos and Environmental (“A&E”) exposures, White Mountains Re does not estimate ranges of these reserves.

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
Millions	2005	2004	2003
Gross beginning balance	$9,398.5	$7,728.2	$8,875.3
Less beginning reinsurance recoverable on unpaid losses	(3,797.4)	(3,473.8)	(4,071.9)
Net loss and LAE reserves	5,601.1	4,254.4	4,803.4

Loss and LAE reserves sold - NFU	(95.9)	—	—
Loss and LAE reserves sold - TPIC	(11.8)	—	—
Loss and LAE reserves acquired - Sirius (1)	—	1,328.9	—
Loss and LAE reserves acquired - Sierra Insurance Group (1)	—	244.4	—
Loss and LAE reserves acquired - Tryg-Baltica (1)	—	136.8	—
Loss and LAE reserves consolidated - New Jersey Skylands Insurance Association	—	62.1	—
Loss and LAE reserves sold - Peninsula Insurance Company	—	(17.0)	—
Loss and LAE reserves transferred (2)	—	—	(5.0)

Losses and LAE incurred relating to:
Current year losses	2,697.1	2,476.0	1,948.7
Prior year losses (3)	161.1	115.1	189.4
Total incurred losses and LAE	2,858.2	2,591.1	2,138.1

Accretion of fair value adjustment to net loss and LAE reserves	36.9	43.3	48.6
Foreign currency translation adjustment to net loss and LAE reserves	(39.4)	48.0	—

Loss and LAE paid relating to:
Current year losses	(848.7)	(926.3)	(825.3)
Prior year losses	(2,294.9)	(2,164.6)	(1,905.4)
Total loss and LAE payments	(3,143.6)	(3,090.9)	(2,730.7)

Net ending balance	5,205.5	5,601.1	4,254.4
Plus ending reinsurance recoverable on unpaid losses	5,025.7	3,797.4	3,473.8
Gross ending balance	$10,231.2	$9,398.5	$7,728.2

(1)          Reinsurance recoverables on unpaid losses acquired in the Sirius, Sierra Group and Tryg-Baltica acquisitions totalled $283.8 million, $162.5 million and $14.0 million, respectively.

(2)          Represents retroactive loss reserves ceded to Imagine Re. See Note 4.

(3)          During the year ended December 31, 2005, White Mountains Re recorded $22.8 million of unfavorable development on its workers compensation reserves, respectively, relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6).

Loss and LAE development - 2005

During the year ended December 31, 2005, White Mountains experienced $161.1 million of unfavorable development on prior accident year loss reserves, of which approximately $95.0 million was experienced at OneBeacon and approximately $51.8 million was experienced by White Mountains Re. The adverse development at OneBeacon is primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril reserves in OneBeacon’s run-off operations. The majority of the adverse development at White Mountains Re resulted from a ground-up study of Folksamerica’s exposure to asbestos claims that was completed in the third quarter of 2005. The study examined losses incurred by all insureds that had reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica’s exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio of approximately $12.0 million, mainly from the three most recent underwriting years.

Loss and LAE development - 2004

White Mountains experienced $115.1 million of net unfavorable development on prior accident year loss and LAE reserves during 2004, of which approximately $100.3 million (relating primarily to 2002 and prior accident years) was experienced by OneBeacon and approximately $10.8 million was experienced by White Mountains Re.

The net unfavorable development at OneBeacon related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in OneBeacon’s run-off operations, as well as national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments. The majority of the unfavorable development recorded at White Mountains Re resulted from certain discontinued lines at Folksamerica as well as run-off operations acquired as part of the Sirius Acquisition. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio, mainly from the three most recent underwriting years, and is indicative of the favorable terms and conditions that have existed in the global reinsurance marketplace during that time. Additionally, White Mountains Re recorded $10.0 million of unfavorable loss development on its workers compensation reserves acquired as part of the Sierra Group acquisition in 2004. This unfavorable development was offset by a reduction to the purchase note issued in connection with the acquisition of the Sierra Group.

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

White Mountains Re experienced approximately $45.5 million of unfavorable loss reserve development during 2003, primarily due to strengthening of A&E reserves and reserves on Risk Capital Reinsurance Company casualty lines. White Mountains Re’s 2003 loss development for A&E exposures was due to the completion of a detailed A&E market share study. This study was based on White Mountains Re’s share of industry paid losses to estimated industry carried reserves.

Fair value adjustment

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius’ acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $36.9 million, $43.3 million and $48.6 million of such charges, recorded as loss and LAE during 2005, 2004 and 2003, respectively.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 and Sirius’ loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined on page F-26) and Sirius and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s and Sirius’ historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OneBeacon’s and Sirius’ net loss reserves in order to estimate fair value. This was approximately 11% and 12% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon and Sirius, respectively, which is believed to be reflective of the cost OneBeacon and Sirius would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

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

Immediately prior to White Mountains’ acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 51% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In June 2005, OneBeacon completed an internal study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. OneBeacon estimates that the range of reasonable outcomes around its best estimate is $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from its previous study that was conducted in 2003. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead and sexual molestation. This increase was partially offset by reduced projections of ultimate hazardous waste losses.

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2005. Since entering into the NICO Cover, $26 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2005. Net losses paid totaled approximately $701.0 million as of December 31, 2005, with $94.0 million paid in 2005. Asbestos payments during 2005 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404 million that OneBeacon estimates remained at December 31, 2005.

White Mountains’ reserves for A&E losses at December 31, 2005 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains’ other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2005, 2004 and 2003, respectively.

OneBeacon

	Year Ended December 31,
	2005			2004			2003
Net A&E Loss Reserve Activity (in millions)	Gross	Pre-NICO Net (1)	Net	Gross	Pre-NICO Net (1)	Net	Gross	Pre-NICO Net (1)	Net
Asbestos:
Beginning balance	$868.9	$599.2	$8.5	$969.5	$641.6	$4.2	$1,137.0	$652.6	$4.9
Incurred losses and LAE	544.8	307.5	—	6.7	1.5	5.9	(.6)	(.6)	—
Paid losses and LAE	(90.3)	(60.8)	(1.1)	(107.3)	(43.9)	(1.6)	(166.9)	(10.4)	(.7)
Ending balance	1,323.4	845.9	7.4	868.9	599.2	8.5	969.5	641.6	4.2

Environmental:
Beginning balance	513.0	408.4	10.2	559.8	454.8	8.6	701.3	539.0	17.1
Incurred losses and LAE	265.7	42.7	2.0	9.6	4.7	6.7	(11.1)	(11.1)	—
Paid losses and LAE	(49.0)	(29.6)	(5.7)	(56.4)	(51.1)	(5.1)	(130.4)	(73.1)	(8.5)
Ending balance	729.7	421.5	6.5	513.0	408.4	10.2	559.8	454.8	8.6

Total asbestos and environmental:
Beginning balance	1,381.9	1,007.6	18.7	1,529.3	1,096.4	12.8	1,838.3	1,191.6	22.0
Incurred losses and LAE	810.5	350.2	2.0	16.3	6.2	12.6	(11.7)	(11.7)	—
Paid losses and LAE	(139.3)	(90.4)	(6.8)	(163.7)	(95.0)	(6.7)	(297.3)	(83.5)	(9.2)
Ending balance	$2,053.1	$1,267.4	$13.9	$1,381.9	$1,007.6	$18.7	$1,529.3	$1,096.4	$12.8

(1)  Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re

	Year Ended December 31,
Net A&E Loss Reserve Activity	2005		2004		2003
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$68.1	$59.3	$69.7	$64.1	$52.7	$39.5
Incoming reserves due to the Sirius Acquisition	—	—	9.7	6.9	—	—
Incurred losses and LAE	91.3	62.0	8.0	2.6	27.7	32.0
Paid losses and LAE	(11.7)	(12.2)	(19.3)	(14.3)	(10.7)	(7.4)
Ending balance	147.7	109.1	68.1	59.3	69.7	64.1

Environmental:
Beginning balance	21.9	15.7	17.4	15.1	14.4	12.5
Incoming reserves due to the Sirius Acquisition	—	—	3.2	1.9	—	—
Incurred losses and LAE	(3.6)	(3.4)	2.8	.1	4.7	3.7
Paid losses and LAE	(4.8)	(4.0)	(1.5)	(1.4)	(1.7)	(1.1)
Ending balance	13.5	8.3	21.9	15.7	17.4	15.1

Total asbestos and environmental:
Beginning balance	90.0	75.0	87.1	79.2	67.1	52.0
Incoming reserves due to the Sirius Acquisition	—	—	12.9	8.8	—	—
Incurred losses and LAE	87.7	58.6	10.8	2.7	32.4	35.7
Paid losses and LAE	(16.5)	(16.2)	(20.8)	(15.7)	(12.4)	(8.5)
Ending balance	$161.2	$117.4	$90.0	$75.0	$87.1	$79.2

Other operations

	Year Ended December 31,
Net A&E Loss Reserve Activity (1)	2005		2004		2003
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$37.5	$36.5	$27.0	$25.7	$29.4	$28.4
Incurred losses and LAE	11.9	9.7	15.3	7.6	1.3	(2.1)
Paid losses and LAE	(3.6)	(1.5)	(4.8)	3.2	(3.7)	(.6)
Ending balance	45.8	44.7	37.5	36.5	27.0	25.7

Environmental:
Beginning balance	6.9	6.8	5.7	5.5	6.0	5.8
Incurred losses and LAE	4.1	3.3	2.0	.9	(.5)	(.1)
Paid losses and LAE	(.9)	(.4)	(.8)	.4	.2	(.2)
Ending balance	10.1	9.7	6.9	6.8	5.7	5.5

Total asbestos and environmental:
Beginning balance	44.4	43.3	32.7	31.2	35.4	34.2
Incurred losses and LAE	16.0	13.0	17.3	8.5	.8	(2.2)
Paid losses and LAE	(4.5)	(1.9)	(5.6)	3.6	(3.5)	(.8)
Ending balance	$55.9	$54.4	$44.4	$43.3	$32.7	$31.2

(1) The asbestos and environmental reserve activity for White Mountains’ other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial. At December 31, 2005, American Centennial had 43 open asbestos and environmental claims of which 26 were asbestos related claims and 17 were environmental related claims.

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

Year ended December 31, 2005 Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,177.0	$338.0	$320.9	$—	$2,835.9
Assumed	89.6	1,643.3	31.0	1.9	1,765.8
Ceded	(145.5)	(677.2)	(2.8)	(.1)	(825.6)
Net written premiums	$2,121.1	$1,304.1	$349.1	$1.8	$3,776.1
Gross earned premiums:
Direct	$2,175.8	$347.6	$280.1	$—	$2,803.5
Assumed	102.7	1,784.6	29.1	1.9	1,918.3
Ceded	(160.1)	(760.6)	(2.4)	(.1)	(923.2)
Net earned premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6
Losses and LAE:
Direct	$2,220.5	$224.2	$186.2	$13.7	$2,644.6
Assumed	187.0	2,113.9	20.1	1.9	2,322.9
Ceded	(1,006.0)	(1,100.2)	(.1)	(3.0)	(2,109.3)
Net losses and LAE	$1,401.5	$1,237.9	$206.2	$12.6	$2,858.2

Year ended December 31, 2004 Millions	OneBeacon(1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,367.9	$367.4	$176.7	$—	$2,912.0
Assumed	289.6	1,565.9	24.6	—	1,880.1
Ceded	(198.4)	(687.0)	(1.9)	—	(887.3)
Net written premiums	$2,459.1	$1,246.3	$199.4	$—	$3,904.8
Gross earned premiums:
Direct	$2,253.9	$310.4	$153.6	$—	$2,717.9
Assumed	331.1	1,625.4	24.4	—	1,980.9
Ceded	(206.5)	(670.3)	(1.5)	—	(878.3)
Net earned premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5
Losses and LAE:
Direct	$1,439.3	$196.3	$108.6	$2.4	$1,746.6
Assumed	221.3	1,159.7	14.0	11.0	1,406.0
Ceded	(115.4)	(437.1)	(.2)	(8.8)	(561.5)
Net losses and LAE	$1,545.2	$918.9	$122.4	$4.6	$2,591.1

Year ended December 31, 2003 Millions	OneBeacon (1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,016.2	$5.9	$87.4	$41.2	$2,150.7
Assumed	234.7	1,409.0	29.0	—	1,672.7
Ceded	(278.4)	(529.2)	—	(8.1)	(815.7)
Net written premiums	$1,972.5	$885.7	$116.4	$33.1	$3,007.7
Gross earned premiums:
Direct	$2,234.2	$6.5	$69.2	$39.2	$2,349.1
Assumed	369.1	1,301.3	30.7	.1	1,701.2
Ceded	(443.0)	(462.0)	—	(7.6)	(912.6)
Net earned premiums	$2,160.3	$845.8	$99.9	$31.7	$3,137.7
Losses and LAE:
Direct	$1,492.1	$(18.5)	$55.6	$30.5	$1,559.7
Assumed	107.3	711.4	25.4	.1	844.2
Ceded	(123.8)	(135.3)	—	(6.7)	(265.8)
Net losses and LAE	$1,475.6	$557.6	$81.0	$23.9	$2,138.1

(1)     On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the “Liberty Agreement”). Assumed amounts principally relate to business assumed under the Liberty Agreement.

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to provide diversification of its business and minimize loss from large risks or catastrophic events. OneBeacon uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon’s largest single natural catastrophe risk is Northeast windstorm.

OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses PML forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company’s catastrophic exposure as the maximum probable loss in a given time period.

Since the terrorist attacks of September 11, 2001 (the “Attacks”), OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act (the “Terrorism Act”) establishing a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. On December 22, 2005, the U.S. government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. The following types of coverage are excluded from the program; commercial automobile, burglary and theft, surety, farm-owners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $150.0 million in 2006. The aggregate industry retention levels are $25.0 billion in 2006 and $27.5 billion in 2007. The Federal government will pay 90% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2006, and 85% of such losses in 2007, up to a total of $100.0 billion in each year.

OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. Effective July 1, 2005, OneBeacon renewed its normal property catastrophe reinsurance program to cover its full estimated PML (one-in-250 year) through June 30, 2006. Under that cover, the first $200.0 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200.0 million and up to $850.0 million are reinsured for 100% of the loss. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from other types of terrorist attacks, and commercial property losses resulting from other types of domestic terrorist attacks or events not “certified” under the Terrorism Act.

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5.0 million up to $75.0 million. Individual risk facultative reinsurance may be purchased above $75.0 million where OneBeacon deems it appropriate. The property-per-risk treaty also reinsures losses in excess of $10.0 million up to $75.0 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6.0 million up to $81.0 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: the NICO Cover, a full risk-transfer cover from NICO for up to $2.5 billion in old A&E claims and certain other exposures and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as prospective reinsurance under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

Reinsurance contracts do not relieve OneBeacon of its obligation to its insureds. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2005	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$2,353.3	69%	A++
Liberty Mutual and subsidiaries (3)	89.3	3%	A
American Re-Insurance Company	56.1	2%	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	52.9	2%	A++
Swiss Re	24.7	1%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $455 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          At December 31, 2005, OneBeacon had assumed balances payable and expenses payable of approximately $13.9 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

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

During 2005, White Mountains Re’s primary reinsurance protection was through quota share retrocessional arrangements with Olympus Reinsurance Company, Ltd. (“Olympus”). Under these arrangements, for an override commission on premiums ceded, Folksamerica ceded up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business and Sirius International ceded 25% of its new and renewal short-tailed proportional and excess of loss business to Olympus. Additionally, White Mountains Re was to receive a profit commission with respect to the profitability of the business placed with Olympus. This profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of the Gulf Coast hurricanes and several other significant loss events during the year, Olympus recorded substantial net underwriting losses in 2005. Accordingly, White Mountains Re did not record a profit commission from Olympus during 2005 and does not expect to record profit commissions from Olympus for the foreseeable future. During 2004, White Mountains Re recorded a profit commission of $12.6 million.

Effective January 1, 2006, Sirius International no longer cedes any of its business to Olympus and Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms. Under its revised arrangements, for an override commission on premiums ceded, Folksamerica will cede up to 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine, to Olympus and a newly-formed reinsurer, Helicon Reinsurance Company, Ltd. (“Helicon”). Olympus and Helicon share, pro rata, in this up to 35% cession based on their relative capital bases. The 2005 and prior underwriting year business will continue to run-off with Olympus and it is expected that the majority of the risk exposures will expire by the end of the second quarter of 2006.

These arrangements are designed to increase White Mountains Re’s capacity to capitalize on improved pricing trends, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, property catastrophe events.

Under its prior ownership, Sirius’ threshold for risk exposure and earnings volatility was extremely low. As a consequence, Sirius purchased many reinsurance protections at significant costs. These protections were purchased primarily to reduce the company’s property catastrophe exposure on both a treaty and facultative basis. Under White Mountains Re’s ownership, Sirius’ reinsurance purchasing is subject to a higher retention of underlying business. Selective purchases are made primarily for property catastrophe protection and aviation exposures.

At December 31, 2005 and 2004, White Mountains Re had $871.8 million and $305.0 million, respectively, of reinsurance recoverables from Olympus. Included in the December 31, 2005 amount is $640.7 million related to hurricanes Katrina, Rita and Wilma. As a result of these property catastrophe events in the third quarter of 2005, Olympus’ rating was downgraded by A.M. Best from A- to B+. White Mountains Re’s reinsurance recoverables from Olympus recorded as of December 31, 2005, are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable. White Mountains cannot guarantee that Olympus and/or Helicon will have sufficient capital to pay amounts owed resulting from one or more future catastrophes.

In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in several recent acquisitions. In accordance with SFAS 113, amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2005 and 2004, Folksamerica’s reinsurance recoverables included $221.7 million and $260.4 million, respectively, recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million limit available under this contract had been fully utilized. At December 31, 2005 and 2004, Folksamerica had recorded $36.8 million and $42.5 million in deferred gains, respectively, related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $5.7 million, $8.1 million and $8.2 million of such deferred gains during 2005, 2004 and 2003, respectively.

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

Top Reinsurers ($ in millions)	Balance at December 31, 2005	% of Total	A.M. Best Rating (2)	% Collateralized
Olympus(1)	$871.8	45%	B+	100%
Imagine Re (1)	221.7	12%	A-	100+	%
London Life (1)	130.8	7%	A	100+	%
General Re	72.6	4%	A++	—
Ace	63.0	3%	A	5%

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

NOTE 5. Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2005, 2004 and 2003 consisted of the following:

	Year Ended December 31,
Millions	2005	2004	2003
Investment income:
Fixed maturity investments	$332.1	$304.3	$267.2
Short-term investments	51.7	24.9	16.6
Common equity securities	54.5	25.1	9.5
Other	67.9	15.0	1.3
Total investment income	506.2	369.3	294.6
Less investment expenses	(14.7)	(8.4)	(3.7)
Net investment income, pre-tax	$491.5	$360.9	$290.9

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. For the year ended December 31, 2005, White Mountains also recorded an aggregate of $15.7 million in pre-tax investment income from Montpelier’s regular quarterly dividend.

The composition of realized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions	2005	2004	2003
Fixed maturity investments	$58.7	$32.2	$102.7
Common equity securities	93.5	100.3	37.8
Other investments	(39.6)	48.6	22.1
Net realized investment gains, pre-tax	112.6	181.1	162.6
Income taxes attributable to realized investment gains and losses	(54.2)	(56.7)	(45.2)
Net realized investment gains, after-tax	$58.4	$124.4	$117.4

Net realized gains from common equity securities include losses of $54.8 million and gains of $35.2 million on Montpelier common shares for 2005 and 2004, respectively. Net realized gains from other investments include losses of $110.3 million and gains of $15.7 million and $32.5 million on Montpelier warrants for 2005, 2004 and 2003, respectively, and investment gains of $10.5 million and $1.9 million for 2005 and 2004, respectively, on its Symetra warrants.

White Mountains recognized gross realized investment gains of $356.3 million, $229.7 million and $271.7 million and gross realized investment losses of $243.7 million, $48.6 million and $109.1 million on sales of investment securities during 2005, 2004 and 2003, respectively. Of the $243.7 million in losses realized during 2005, $110.3 million related to the Company’s investment in Montpelier warrants, $54.8 million of other-than-temporary impairment related to White Mountains’ investment in Montpelier common shares and $11.4 million of foreign exchange losses. The balance of $67.2 million primarily represented realized losses on sales fixed maturities, none of which individually exceeded $5.0 million.

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

The following table summarizes the carrying value of White Mountains’ investment in Montpelier as of December 31, 2005 and December 31, 2004:

	As of December 31, 2005			As of December 31, 2004
Millions	Shares	Carrying Value	Fair Value	Shares	Carrying Value	Fair Value
Montpelier
Common shares	6.3	$115.9	$115.9	6.3	$235.4	$235.4
Warrants to acquire common shares	7.2	50.6	50.6	7.2	160.9	160.9
Total	13.5	$166.5	$166.5	13.5	$396.3	$396.3

White Mountains accounts for its Montpelier and Symetra warrants (see Note 2) under SFAS 133 at fair value as a component of other investments, and records changes in fair value through the income statement as a realized investment gains or losses. The Montpelier and Symetra warrants are valued using the Black-Scholes valuation method. The major assumptions used in valuing the Montpelier warrants were a risk-free rate of 4.35%, volatility of 30% and an expected life of approximately 5 years. The major assumptions used in valuing the Symetra warrants were a risk-free rate of 4.35%, volatility of 25% and an expected life of approximately 5 years.

As of December 31, 2005 and 2004, White Mountains reported $43.4 million and $30.9 million, respectively, in accounts payable on unsettled investment purchases and $21.7 million and $19.9 million, respectively in accounts receivable on unsettled investment sales.

Net realized investment gains were reduced by mark-to-market realized losses of $4.2 million for the year ended December 31, 2003 in connection with White Mountains’ interest rate swap agreements, which were undertaken to achieve a fixed interest rate on the Company’s previous credit facility. These interest rate swaps were terminated in May 2003 in connection with the repayment of the Company’s previous credit facility. Additionally, prior to OneBeacon’s adoption of FIN 46 (see Note 15), OneBeacon recorded a $5.4 million write-down of its surplus note investment in New Jersey Skylands Insurance during 2003, which is reflected in White Mountains’ net realized investment gains.

The components of White Mountains’ change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions	2005	2004	2003
Net change in pre-tax unrealized gains for investment securities held	$(25.1)	$250.0	$235.9
Net change in pre-tax unrealized gains (losses) from investments in unconsolidated affiliates	(45.3)	51.6	5.1
Net change in pre-tax unrealized investment gains (losses) for investments held	(70.4)	301.6	241.0
Income taxes attributable to investments held	19.6	(83.6)	(77.9)
Net change in unrealized gains (losses) for investments held, after-tax	(50.8)	218.0	163.1

Recognition of pre-tax net unrealized losses for investments sold	(190.1)	(129.6)	(134.0)
Income taxes attributable to investments sold	58.7	41.7	46.7
Recognition of net unrealized gains (losses) for investments sold, after-tax	(131.4)	(87.9)	(87.3)

Change in net unrealized investment gains (losses), after-tax	(182.2)	130.1	75.8

Change in net unrealized foreign currency gains (losses), after-tax	(70.3)	48.8	3.2
Net realized investment gains, after-tax	58.4	124.4	117.4
Total investment gains (losses) recorded during the period, after-tax	$(194.1)	$303.3	$196.4

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
Millions	2005	2004
Investment securities:
Gross unrealized investment gains	$368.4	$551.7
Gross unrealized investment losses	(68.8)	(26.3)
Net unrealized gains from investment securities	299.6	525.4
Net unrealized gains from investments in unconsolidated insurance affiliates	32.5	67.2
Total net unrealized investment gains, before tax	332.1	592.6
Income taxes attributable to such gains	(98.2)	(176.5)
Total net unrealized investment gains, after-tax	$233.9	$416.1

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2005 and 2004, were as follows:

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,785.9	$6.6	$(16.5)	$—	$1,776.0
Debt securities issued by industrial corporations	2,843.4	78.2	(28.5)	(25.1)	2,868.0
Municipal obligations	66.6	.9	(.6)	—	66.9
Asset-backed securities	2,124.5	3.4	(16.1)	5.1	2,116.9
Foreign government obligations	683.0	8.0	(3.1)	.2	688.1
Preferred stocks	45.0	17.8	(.2)	4.2	66.8
Total fixed maturity investments	$7,548.4	$114.9	$(65.0)	$(15.6)	$7,582.7

	December 31, 2004
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$2,362.3	$40.5	$(8.2)	$—	$2,394.6
Debt securities issued by industrial corporations	3,695.4	122.7	(6.2)	33.6	3,845.5
Municipal obligations	91.3	1.8	(0.4)	—	92.7
Asset-backed securities	681.9	1.0	(3.4)	—	679.5
Foreign government obligations	780.3	15.2	(1.3)	—	794.2
Preferred stocks	72.9	13.5	—	7.1	93.5
Total fixed maturity investments	$7,684.1	$194.7	$(19.5)	$40.7	$7,900.0

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments at December 31, 2005 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2005
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$448.0	$451.3
Due after one year through five years	3,193.9	3,194.7
Due after five years through ten years	1,515.5	1,514.8
Due after ten years	221.5	238.2
Asset-backed securities	2,124.5	2,116.9
Preferred stocks	45.0	66.8
Total	$7,548.4	$7,582.7

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of December 31, 2005 and 2004, were as follows:

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$796.5	$175.3	$(2.9)	$(1.1)	$967.8
Other investments	$510.8	$78.2	$(.9)	$—	$588.1

	December 31, 2004
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$775.9	$267.6	$(2.1)	$2.5	$1,043.9
Other investments	$442.7	$89.4	$(4.7)	$—	$527.4

White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $473.2 million and $940.3 million as of December 31, 2005 and 2004, respectively.

Sales and maturities of investments, excluding short-term investments, totalled $6,963.9 million, $8,024.1 million and $18,822.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2005, 2004 or 2003.

The Company participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. The Company receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of the Company’s securities on loan at December 31, 2005 was $666.3 million with corresponding collateral of $674.9 million.

Impairment

White Mountains’ portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities and are classified as available for sale. At December 31, 2005, approximately 99% of White Mountains’ fixed maturity investments received an investment grade rating from Standard and Poor’s or from Moody’s Investor Services if a given security was unrated by Standard & Poor’s. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2005 (excluding short-term investments):

	December 31, 2005
Dollars in millions	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	364	137	193	694
Market value	$2,658.6	$991.6	$905.0	$4,555.2
Amortized cost	$2,680.2	$1,014.6	$925.4	$4,620.2
Unrealized loss	$(21.6)	$(23.0)	$(20.4)	$(65.0)
Common equity securities:
Number of positions	45	—	5	50
Market value	$69.4	$—	$.3	$69.7
Amortized cost	$72.3	$—	$.3	$72.6
Unrealized loss	$(2.9)	$—	$—	$(2.9)
Other investments:
Number of positions	2	4	—	6
Market value	$5.2	$2.4	$—	$7.6
Amortized cost	$5.6	$2.9	$—	$8.5
Unrealized loss	$(.4)	$(.5)	$—	$(.9)
Total:
Number of positions	411	141	198	750
Market value	$2,733.2	$994.0	$905.3	$4,632.5
Amortized cost	$2,758.1	$1,017.5	$925.7	$4,701.3
Unrealized loss	$(24.9)	$(23.5)	$(20.4)	$(68.8)
% of total gross unrealized losses	36.2%	34.2%	29.6%	100.0%

During the year ended December 31, 2005, White Mountains experienced $58.4 million in pre-tax other-than-temporary impairment charges due primarily to a $54.8 million write-down of its Montpelier investment. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. White Mountains’ original cost of this investment was $105.4 million which was subsequently increased by $65.3 million in equity in earnings recorded by White Mountains from 2001 to 2004, the period in which it accounted for the investment under the equity method of accounting. The impairment charge represented the difference between White Mountains’ GAAP cost of $170.7 million and the investment’s fair value of $115.9 million at December 31, 2005.

White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2005 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2005 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At December 31, 2005, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2005 and 2004 consisted of the following:

	December 31,
Millions	2005	2004
Senior unsecured notes (“Senior Notes”), at face value	$700.0	$700.0
Unamortized original issue discount	(1.5)	(1.7)
Senior Notes, carrying value	698.5	698.3

Bank Facility	—	—
Sierra Insurance Group Note	27.2	50.0
Atlantic Specialty Note	20.0	20.0
Mortgage Note	18.4	—
Other debt	15.0	15.0
Total debt	$779.1	$783.3

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2005 follows:

Millions	December 31, 2005
Due in one year or less	$—
Due in two to three years	19.0
Due in four to five years	31.2
Due after five years	730.4
Total	$780.6

Senior Notes

In May 2003, Fund American Companies, Inc. (“Fund American”), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

Bank Facility

In September 2003, White Mountains established a $300.0 million revolving credit facility (the “Bank Facility”) under which both White Mountains and the Company are permitted borrowers. In August 2004, White Mountains restructured and re-syndicated the Bank Facility to increase the availability under the revolving credit facility to $400.0 million and to extend the maturity from September 2006 to August 2009. Under the Bank Facility, the Company guarantees all obligations of Fund American, and Fund American guarantees all borrowings of the Company, subject to certain limitations imposed by the terms of the Berkshire Preferred Stock (as defined in Note 10). As of December 31, 2005, the Bank Facility was undrawn.

Mortgage Note on Real Estate Owned

In connection with its purchase of land and an office building that is to become its headquarters in December 2005 OneBeacon entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender’s 30-day LIBOR rate. As of December 31, 2005, OneBeacon had drawn down $18.4 million on the mortgage note. As OneBeacon incurs construction costs associated with the renovation of the building, it will draw down additional principal up to the $40.8 million limit on the mortgage note. Repayment will commence on January 31, 2009.

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. Changes in the fair value of the interest rate swap, which was a $.6 million loss, after tax, for the year ended December 31, 2005, is reported as a component of other comprehensive income.

Other Debt of Operating Subsidiaries

In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the “Sierra Insurance Group Note”), $58.0 million of which will be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. Since the closing of this acquisition, the Sierra Insurance Group Note has been reduced by $34.8 million as a result of adverse development on the acquired reserves and run-off of unearned premium, $22.8 million of which occurred during 2005. Interest will accrue on the unpaid balance of the Sierra Insurance Group Note at a rate of 4.0% per annum, compounded quarterly, and will be payable at its maturity.

In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing with the first payment due on January 1, 2007. The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

OneBeacon Professional Partners (“OBPP”) and Folksamerica Specialty Underwriting, Inc. (“FSUI”) have borrowed $8.0 million and $7.0 million, respectively, from Dowling & Partners Connecticut Fund III, LP (“Fund III”) in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”). The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other. The borrowings mature in April 2007 and bear interest at the option of OBPP and FSUI at either (1) the greater of (a) the prime rate minus 1% and (b) the federal funds rate minus 0.50% or (2) the eurodollar rate plus 0.325%.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $44.5 million, $49.1 million and $48.6 million in 2005, 2004 and 2003, respectively. Total interest paid by White Mountains for its indebtedness was $44.7 million, $48.9 million and $45.8 million in 2005, 2004 and 2003, respectively.

NOTE 7. Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The total income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Year Ended December 31,
Millions	2005	2004	2003
Current tax provision (benefit):
Federal	$(30.0)	$79.2	$9.2
State	(1.0)	1.0	.1
Non-U.S.	39.3	25.8	13.3
Total current tax provision	8.3	106.0	22.6

Deferred tax provision (benefit):
Federal	60.6	(59.7)	105.0
State	—	—	—
Non-U.S.	(32.4)	.7	—
Total deferred tax provision (benefit)	28.2	(59.0)	105.0
Total income tax provision	$36.5	$47.0	$127.6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2005	2004
Deferred income tax assets related to:
Discounting of loss reserves	$197.9	$220.9
Compensation and benefit accruals	145.4	219.8
U.S. net operating loss and tax credit carryforwards	105.2	102.0
Unearned insurance and reinsurance premiums	90.2	99.5
Non-U.S. net operating losses and tax credit carryforwards	49.7	17.8
Deferred gain on reinsurance contract	22.0	20.7
Fixed assets	7.1	2.2
Involuntary pool and guaranty fund accruals	5.2	5.3
Allowance for doubtful accounts	3.8	7.0
Foreign currency translation on investments and other assets	1.8	—
Other items	22.6	15.0
Total deferred income tax assets	$650.9	$710.2
Deferred income tax liabilities related to:
Safety reserve	$260.2	$310.6
Net unrealized investment gains	98.2	176.5
Deferred acquisition costs	95.8	100.9
Equity in unconsolidated insurance affiliates	17.9	27.3
Foreign currency translation on investments and other assets	—	14.4
Other items	31.4	35.6
Total deferred income tax liabilities	$503.5	$665.3

Net deferred tax asset before valuation allowance	$147.4	$44.9
Valuation allowance	(80.5)	(89.7)
Net deferred tax asset (liability)	$66.9	$(44.8)

The total net deferred tax asset related to the U.S. consolidated return group is $299.3 million. The total net deferred tax liability for non-U.S. operations (primarily Sweden) is $232.4 million.

The deferred tax assets and valuation allowance shown above for the year ended December 31, 2004 have been reclassified to reflect, on a gross basis, certain assets applicable to Scandinavian Re (those relating to loss reserve discounting and net operating loss carryforwards) which had been netted in the opening balance sheet subsequent to its acquisition in 2004. The Company believes that it is more likely than not that these assets will not be realized and has therefore established a full valuation allowance against them. The reclassified deferred tax assets and related valuation allowance amounts were $75.1 million and $86.4 million at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, a valuation allowance of $5.4 million and $3.3 million, respectively, was established for net operating loss carryforwards of a consolidated insurance reciprocal. The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances (net of valuation allowance) carried at December 31, 2005 and 2004.

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company’s worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year Ended December 31,
Millions	2005	2004	2003
Tax provision at the U.S. statutory rate	$102.6	$86.7	$130.3
Differences in taxes resulting from:
Interest expense - dividends and accretion on preferred stock	18.3	16.7	7.8
Tax reserve adjustments	3.5	(7.6)	4.3
Tax exempt interest and dividends	(3.2)	(4.1)	(4.1)
Purchase price adjustments	(8.0)	(5.0)	—
Change in valuation allowance	(9.2)	3.3	—
Non-U.S. earnings, net of foreign taxes	(68.5)	(18.5)	(11.4)
Restructuring	—	16.6	—
Foreign tax credit	—	(38.8)	—
Non deductible interest expense	—	1.4	—
Other, net	1.0	(3.7)	.7
Total income tax provision on pre-tax earnings	$36.5	$47.0	$127.6

The non-U.S. component of pre-tax earnings was $247.6 million, $100.0 million and $70.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, there were U.S. net operating loss carryforwards of approximately $108.8 million available which will begin to expire in 2011. Included in these tax losses are losses of $39.9 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, at December 31, 2004, there were Swedish net operating loss carryforwards of approximately $25.1 million available which are expected to be used against 2005 taxable income.

At December 31, 2005, there were credits for increasing research activities of $2.3 million which will begin to expire in 2020.

At December 31, 2005, there were alternative minimum tax credit carryforwards available of approximately $31.8 million. The alternative minimum tax credit does not expire.

Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, the Company filed amended United States tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2005, $32.5 million of the credit remained which will expire in 2010. During 2004, as a result of the Company’s reorganization to align its legal organization with its main operating businesses, certain subsidiaries were removed from the existing consolidated Federal income tax group, resulting in $16.6 million of income tax.

The U.S. federal income tax returns of the U.S. Companies are routinely audited by taxing authorities. For federal income tax purposes, years 2000 through 2002 are currently under examination. All years prior to 2000 have been settled. In management’s opinion, adequate tax liabilities have been established for all open tax years. These liabilities could be revised in the future if estimates of White Mountains’ ultimate liability changes.

NOTE 8. Retirement and Postretirement Plans

Certain subsidiaries of the Company offer various retirement and postretirement benefits to its employees. Under the terms of these plans, White Mountains reserves the right to change, modify or discontinue the plans.

Certain subsidiaries of the Company sponsor qualified and non-qualified, non-contributory, defined benefit plans covering substantially all employees. Current plans include a OneBeacon qualified pension plan and a OneBeacon non-qualified pension plan. The benefits for the plans are based primarily on years of service and employees’ pay near retirement. Participants generally vest after five years of continuous service. White Mountains’ funding policy is consistent with the funding requirements of federal laws and regulations.

In addition to the defined benefit plans, certain of the Company’s subsidiaries have multiple contributory postretirement benefit plans which provide medical and life insurance benefits to pensioners and survivors. White Mountains’ funding policy is to make contributions to the plan that are necessary to cover its current obligations.

The majority of OneBeacon’s pension plans were curtailed in the fourth quarter of 2002. The OneBeacon Insurance Pension Plan will no longer add new participants or increase benefits for existing participants. Non-vested participants already in the plan will continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation. OneBeacon uses a December 31st measurement date for its plans.

OneBeacon’s retiree medical plan was also curtailed in the fourth quarter of 2002. Following the curtailment, retirees were eligible for medical benefits if they met certain age and service requirements. New retirees were no longer accepted after a grace period that ended May 31, 2003. The majority of retiree medical costs were capped at defined dollar amounts, with retirees contributing the remainder. In the fourth quarter of 2005, OneBeacon settled its retiree medical obligation through the funding of an independent trust to provide benefits for covered participants in the amount of $31.2 million. Upon completing the funding of the independent trust, OneBeacon terminated the retiree medical plan. OneBeacon’s settlement of its retiree medical obligation and termination of the plan resulted in recognition of a $53.6 million gain.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”) made significant changes to the federal Medicare Program by increasing coverage for prescription drugs. As a result, OneBeacon’s retiree medical benefit obligations have been reduced. In the third quarter of 2004, OneBeacon adopted FASB Staff Position No. 106-2 entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which reduced OneBeacon’s accumulated benefit obligation by less than $1 million. Accordingly, the impact of the Medicare Act is immaterial to White Mountains’ consolidated financial position.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plan and postretirement benefits at December 31, 2005 and 2004:

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Millions	2005	2004	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$525.5	$501.5	$50.9	$69.7
Service cost	1.5	1.9	.1	.1
Interest cost	29.7	30.7	2.8	3.2
Curtailment	(4.9)	—	(31.2)	—
Plan amendments	2.8	—	—	—
Assumption changes	24.4	—	—	(.6)
Actuarial (gain) loss	7.6	40.8	(14.0)	(12.8)
Liability net loss	—	—	—	—
Benefits and expenses paid, net of participant contributions	(53.6)	(49.4)	(8.1)	(8.7)
Effect of disposition (1)	(25.7)	—	(.5)	—
Projected benefit obligation at end of year	$507.3	$525.5	$—	$50.9
Change in plan assets:
Fair value of plan assets at beginning of year	$492.5	$478.8	$—	$—
Actual return on plan assets	68.9	61.8	—	—
Employer contributions	3.0	4.2	39.3	8.7
Special termination benefits	(2.8)	(2.9)	—	—
Benefits and expenses paid, net of participant contributions	(50.8)	(49.4)	(39.3)	(8.7)
Effect of disposition (1)	(22.8)	—	—	—
Fair value of plan assets at end of year	$488.0	$492.5	$—	$—
Funded status	$(19.3)	$(33.0)	$—	$(50.9)
Unrecognized net loss(gain)	9.8	17.6	—	3.3
Unrecognized prior service benefit	—	—	—	(46.8)
Net amount accrued as a liability	$(9.5)	$(15.4)	$—	$(94.4)

(1) The effect of disposition includes the sale of NFU to a third party on September 30, 2005.

The funded status of the consolidated pension plans is $(19.3) million, of which $10.3 million relates to the qualified pension plans and $(29.6) million is related to the non-qualified plan which is unfunded.

Amounts recognized in the financial statements consist of:

	Pension Benefits		Other Postretirement Benefits
Millions	2005	2004	2005	2004
Prepaid benefit cost	$14.9	$15.0	$—	$—
Accrued benefit cost	(29.6)	(34.1)	—	(94.4)
Intangible assets	—	—	—	—
Accumulated other comprehensive income (pre-tax)	5.2	3.7	—	—
Net amount accrued as a liability	$(9.5)	$(15.4)	$—	$(94.4)

The accumulated benefit obligation for all defined benefit pension plans was $507.3 million and $521.2 million at December 31, 2005 and 2004, respectively.

Information for the OneBeacon non-qualified pension plan and the NFU qualified pension plan which had accumulated benefit obligations in excess of plan assets were as follows:

	December 31,
Millions	2005 (1)	2004
Projected benefit obligation	$29.6	$57.6
Accumulated benefit obligation	29.6	53.3
Fair value of plan assets	—	21.1

(1) During June 2005, NFU froze its pension plan.  NFU was sold to a third party on September 30, 2005.

The components of net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions	2005	2004	2003	2005	2004	2003
Service cost	$1.5	$1.9	$1.9	$.1	$.1	$.2
Interest cost	29.7	30.7	30.5	2.8	3.2	4.6
Expected return on plan assets	(31.7)	(32.2)	(30.5)	—	—	—
Amortization of prior service benefit	—	—	—	(4.2)	(4.1)	(3.6)
Amortization of unrecognized loss	—	—	—	—	.1	.5
Recognized actuarial loss	—	—	—	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	(.5)	.4	1.9	(1.3)	(.7)	1.7

Settlement gain	—	—	(1.6)	—	—	—
Curtailment gain (1)	(1.6)	—	—	—	—	—
Special termination benefits expense (2)	2.8	2.9	9.7	—	—	—
Effect of disposition	(3.6)	—	—	(.6)	—	—
Total settlements, curtailments, special termination benefits, and effect of disposition	(2.4)	2.9	8.1	(.6)	—	—
Total net periodic benefit cost (income)	$(2.9)	$3.3	$10.0	$(1.9)	$(.7)	$1.7

(1)          During June 2005, NFU froze its pension plan and recognized a $1.6 million curtailment gain.  NFU was sold to a third party on September 30, 2005.

(2)          Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2004 were:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.500%	5.875%	—	5.875%
Rate of compensation increase (1)	n/a	0.190%	n/a	0.034%

(1)          The rate of compensation increase affects only the NFU qualified pension plan for 2004.  OneBeacon sold NFU to a third party on September 30, 2005.  Both the OneBeacon qualified and non-qualified pension plans are frozen.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005 (1)	2004 (2)	2003 (3)
Discount rate	5.875%	6.000%	6.500%	—	6.125%	6.250%
Expected long-term rate of return on plan assets	6.750%	7.000%	7.000%	—	—	—
Rate of compensation increase (4)	—	0.190%	0.206%	—	0.034%	0.026%

(1)  The discount rate in effect from January 1 through June 30, 2005 was 6.25%.  The retiree medical plan was re-measured on June 30 due to plan changes that became effective on July 1.  The plan formally terminated December 31, 2005.

(2)  The discount rate in effect from January 1 through June 30, 2004 was 6.0%.  The retiree medical plan was re-measured on June 30 due to plan changes that became effective on July 1.  The discount rate was raised to 6.25% for the re-measurement and remained in effect through December 31, 2004.

(3) The discount rate in effect from January 1 through June 30, 2003 was 6.5%.  The retiree medical plan was re-measured on June 30 due to plan changes that became effective on July 1.  The discount rate was lowered to 6.0% for the re-measurement and remained in effect through December 31, 2003.

(4)  The rate of compensation increase affects only the NFU qualified pension plan for 2004.  OneBeacon sold NFU to a third party on September 30, 2005.  Both the OneBeacon qualified and non-qualified pensions plans are frozen.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at both December 31, 2005 and 2004 to develop expected rates of return for each significant asset class or economic indicator.  A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.   Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

The assumed health care cost trend rates at December 31, 2005 and 2004 were:

	2005 (1)	2004
Health care cost trend rate assumed for next year	—	10.0%
Rate to which the cost trend rate is assumed to decline	—	5.0%
Year that the rate reaches the ultimate trend rate	n/a	2014

(1) The retiree medical plan was terminated in 2005.

Plan Assets

OneBeacon’s pension plans weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	38%	45%
Debt securities	31%	36%
Convertible securities	22%	13%
Cash and cash equivalents	9%	6%
Total	100%	100%

The majority of the plans’ assets are invested by White Mountains Advisors LLC (“WM Advisors”), a subsidiary of White Mountains.  The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

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

Cash Flows

OneBeacon expects to contribute $3.0 million to its pension plans in 2006. The majority of OneBeacon’s expected pension contributions in 2006 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2006	$38.0
2007	37.6
2008	37.1
2009	36.4
2010	35.9
2011 - 2015	174.8

Other Benefit Plans

Certain of the Company’s subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees.  The contributory plans provide qualifying employees with matching contributions of up to six percent of qualifying employees’ salary (subject to federal limits on allowable contributions in a given year). Total expense for the plans was $4.7 million, $5.8 million and $5.5 million in 2005, 2004 and 2003, respectively.

OneBeacon had a post-employment benefit liability of $12.2 million and $13.2 million related to its long-term disability plan at December 31, 2005 and 2004, respectively.

Effective January 1, 2003, OneBeacon replaced its defined benefit pension plan with an employee stock ownership plan.  See Note 9.

NOTE 9.  Employee Share-Based Compensation Plans

White Mountains’ share-based compensation expenses, consisting primarily of performance share expense, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. The Board believes that share-based compensation for its key employees should be payable in full only if the Company achieves superior returns for its owners.  White Mountains expenses all its share-based compensation, including its outstanding Options.  As a result, the Company’s calculation of such return includes the full expense of all outstanding share-based compensation awards. See Note 1 for a summary of White Mountains share-based compensation expenses incurred for the years ended December 31, 2005, 2004 and 2003.

White Mountains’ Long-Term Incentive Plan (the “Incentive Plan”)

The Incentive Plan provides for granting to officers of the Company, and certain of its subsidiaries, various types of share-based incentive awards including performance shares, Restricted Shares and Options.  The Incentive Plan was adopted by the Board and was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003 and 2005.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market value of common shares at the time awards are paid.  Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly below target result in no payout.  The Company’s principal performance share goal is its after-tax corporate return on equity as measured by growth in its intrinsic value per share (“ROE”).  For many years, in determining intrinsic value per share the Compensation Committee of the Board has considered the Company’s growth in economic value per share with some attention to growth in tangible book value per share and growth in market value per share. This proprietary measure is viewed by management and the Board as being an objective and conservative measure of the value of White Mountains and includes the cost of all outstanding compensation awards.

At December 31, 2005, 47,903, 58,200 and 59,200 performance shares had been granted at target and remained outstanding under the Incentive Plan for the three-year performance periods beginning 2005, 2004 and 2003, respectively.  During 2005, the Company cancelled 14,587, 11,050 and 16,000 target performance shares relating to the 2005-2007, 2004-2006, 2003-2005 performance cycles due to forfeitures by former employees.  During 2005, 53,500 performance shares (relating to the 2002-2004 performance period) were earned under the Incentive Plan based on payout levels ranging from 160% to 180% of target, totalling $59.1 million.  During 2004, 63,480 performance shares (relating to the 2001-2003 performance period) were earned under the Incentive Plan based on payout levels ranging from 93% to 200% of target, totalling $40.7 million. During the first quarter of 2003, 39,500 performance shares (relating to the 2000-2002 performance period) were earned under the Incentive Plan based on a 200% payout level, totalling $25.7 million. In the second quarter of 2003, 21,725 performance shares were earned under the Incentive Plan based on payout levels ranging from 65% to 200% of target, totalling $13.1 million. The performance shares earned in the 2003 second quarter were the result of an agreed upon cancellation of performance shares held by certain non-employee directors of the Company for performance periods scheduled to end on December 31, 2003, 2004 and 2005.

The targeted performance goal for full payment of the outstanding performance shares granted during 2005 and 2004 under the Incentive Plan to non-investment personnel is the attainment of an ROE of 13%.  At an ROE of 6% or less, no such performance shares would be earned and at an ROE of 20% or more, 200% of such performance shares would be earned.  With respect to the 2005 and 2004 performance shares granted investment personnel, the performance goals for full payment are based in part on the ROE criteria described above and in part on the attainment of an annual return on invested assets of the greater of 1.5% or 150 basis points over the applicable total return on the constant maturity ten-year United States treasury note (the “Treasury Return”).  At an annual return on invested assets less than or equal to the greater of 0% or the Treasury Return, no such performance shares would be earned and at an annual return on invested assets of the greater of 3.25% or 325 basis points over the Treasury Return, 200% of such performance shares would be earned.  With respect to the 2005 and 2004 performance shares granted to investment personnel, the Compensation Committee of the Board generally retains the authority to weigh each performance goal as they deem appropriate at the end of the cycle.

The targeted performance goal for full payment of the outstanding performance shares granted during 2003 to non-investment personnel is the attainment of an ROE of 11%.  At an ROE of 4% or less, no such performance shares would be earned and at an ROE of 21% or more, 200% of such performance shares would be earned.  With respect to the 2003 performance shares granted to investment personnel, the performance goals for full payment are based in part on the ROE criteria described above and in part on the attainment of an annual return on invested assets of 150 basis points over the applicable Treasury Return.  At an annual return on invested assets equal to the Treasury Return, no such performance shares would be earned and at an annual return on invested assets of 325 basis points over the 2003 Treasury Return, 200% of such performance shares would be earned. With respect to the 2003 performance shares granted to investment personnel, the Compensation Committee of the Board generally retains the authority to weigh each performance goal as they deem appropriate at the end of the cycle.

Restricted Shares

At December 31, 2005 and 2004, the Company had 13,000 and 15,000 unvested Restricted Shares outstanding under the Incentive Plan, respectively, which were granted to certain key employees during 2004 and 2003. Of the Restricted Shares outstanding at December 31, 2005, 10,000 Restricted Shares are scheduled to vest during 2007 and 3,000 Restricted Shares are scheduled to vest in 2006.  Vesting is dependent on continuous service by the employee throughout the award period.  There are no other restrictions on Restricted Shares once they have become fully vested.

During 2005, the Company vested 1,000 Restricted Shares and cancelled 1,000 Restricted Shares that were forfeited by a former employee. During 2004, the Company vested 1,000 Restricted Shares. During 2003, the Company vested 39,500 Restricted Shares and repurchased 34,000 Restricted Shares in return for an equivalent value in various non-qualified deferred compensation plans of the Company and its subsidiaries.

Options

At December 31, 2005 and 2004, the Company had 34,280 Options outstanding (9,080 of which were exercisable) and 46,530 Options outstanding (10,530 of which were exercisable), respectively, under the Incentive Plan.  These Options were issued in 2000 to certain key employees as a one-time incentive and vest ratably over a ten-year period.  The Options had a weighted average exercise price of $145.33 and $137.10 per common share at December 31, 2005 and 2004, respectively.  During 2005 and 2004, 7,750 and 4,035 Options, respectively, were exercised at an average exercise price of $146.75 and $139.58 per common share, respectively.  During 2005, the Company cancelled 4,500 Options that were forfeited by a former employee.

OneBeacon Performance Plan (the “OneBeacon Plan”)

The OneBeacon Plan provides for granting of phantom performance shares to certain key employees of OneBeacon. The performance goals for full payment of performance shares issued under this plan are similar to those of the Incentive Plan.  Performance shares earned under the OneBeacon Plan are payable solely in cash or by deferral into certain non-qualified compensation plans of White Mountains.

At December 31, 2005, there were 3,350, 3,200 and 0 phantom performance shares outstanding under the OneBeacon Plan for the three-year performance periods beginning 2005, 2004 and 2003, respectively.  During 2005, 149,711 performance shares (relating to the 2002-2004 performance period) were earned under the OneBeacon Plan based on payout levels ranging from 113% to 200% of target, totalling $165.5 million.  During 2004, 101,802 performance shares (relating to the 2001-2003 performance period) were earned under the OneBeacon Plan based on payout levels ranging from 93% to 200% of target, totalling $84.6 million.  No performance shares were paid under the OneBeacon Plan during 2003.

White Mountains Re Performance Plan and Folksamerica Performance Plan

The White Mountains Re Performance Plan and Folksamerica Performance Plan provide for granting of phantom performance shares to certain key employees of White Mountains Re and Folksamerica. The performance goals for full payment of performance shares issued under these plans are similar to those of the Incentive Plan. Performance shares earned under these plans are payable solely in cash or by deferral into certain non-qualified compensation plans of White Mountains.

At December 31, 2005, there were 2,000, 2,000 and 4,900 performance shares outstanding under these plans for the three-year performance periods beginning 2005, 2004 and 2003, respectively.  During 2005, 9,400 performance shares (relating to the 2002-2004 performance period) were earned under these plans based on a payout level of 160% of target, totalling $9.9 million.  During 2004, 2,500 performance shares (relating to the 2001-2003 performance period) were earned under these plans based on a payout level of 93% of target, totalling $1.1 million. During 2003, 5,500 performance shares (relating to the 2000-2002 performance period) were earned based on a payout level of 200% of target, totalling $2.9 million.

Esurance White Mountains Performance Share Plan (the “Esurance Plan”)

The Esurance Plan provides for granting of phantom performance shares to certain key employees of Esurance. The performance goals for full payment of performance shares issued under the Esurance Plan are similar to those of the Incentive Plan.  Performance shares earned under the Esurance Plan are payable solely in cash or by deferral into certain non-qualified compensation plans of White Mountains.

At December 31, 2005, there were 2,511 performance shares outstanding under the Esurance Plan for the three-year performance period beginning 2005.

Other Share-Based Compensation

The defined contribution plans of OneBeacon and Folksamerica (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s common shares.  As of December 31, 2005 and 2004, the 401(k) Plans owned less than 1% of the total common shares outstanding.  In connection with the OneBeacon Acquisition, during 2001 eligible OneBeacon employees received a one-time contribution of two common shares which resulted in the issuance of 11,980 common shares.

Effective January 1, 2003, OneBeacon adopted an employee stock ownership plan (“ESOP”), which is a OneBeacon-funded benefit plan.  The ESOP provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base (or $90,000 with respect to 2005).  Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution up to an additional 6% of their salary, up to the applicable Social Security wage base, contingent upon OneBeacon’s performance. The variable contribution amounts earned by eligible participants constituted approximately 3%, 4.5% and 4.4% of salary for the years ended 2005, 2004 and 2003.  OneBeacon recorded $7.8 million, $13.3 million and $11.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2005, 2004 and 2003, respectively.

NOTE 10.            Mandatorily Redeemable Preferred Stock of Subsidiaries and Convertible Preference Shares

Mandatorily Redeemable Preferred Stock

In July 2003, White Mountains adopted the provisions of SFAS 150 and it subsequently adopted FSP 150-3 in November 2003 (See Note 1). White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries, which were previously classified as minority interests, that fell within the scope of SFAS 150 and are considered noncontrolling interests under FSP 150-3.  Upon adoption of SFAS 150 in 2003, White Mountains reclassified these instruments from mezzanine equity to liabilities at their historical carrying values.  In addition, beginning in the third quarter of 2003, all dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense.  During the years ended December 31, 2005, 2004 and 2003 White Mountains recorded $52.4 million, $47.6 million and $22.3 million, respectively as interest expense on preferred stock (of which $22.1 million, $17.3 million and $7.2 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway, Inc. (“Berkshire”) invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the “Berkshire Preferred Stock”, which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally between the Berkshire Preferred Stock and the warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Through December 31, 2005, the carrying value of the Berkshire Preferred Stock had been accreted up to $214.0 million.

During each of 2005, 2004 and 2003, White Mountains declared and paid dividends of $28.2 million on the Berkshire Preferred Stock and recorded $22.1 million, $17.3 million and $13.6 million, respectively, of related accretion charges. In accordance with SFAS 150, $28.2 million, $28.2 million and $14.1 million, respectively of the dividends and $22.1 million, $17.3 million and $7.2 million, respectively of the accretion recorded during the year ended December 31, 2005 and 2004 and during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

Zenith Preferred Stock

On June 1, 2001, Zenith Insurance Company (“Zenith”) purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the “Zenith Preferred Stock”).  The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable on May 31, 2011.  At the Company’s option, the Zenith Preferred Stock may be redeemed on June 30, 2007.  During 2005, 2004 and 2003, White Mountains declared and paid dividends of $2.0 million, $2.0 million and $2.0 million, respectively, on the Zenith Preferred Stock.  In accordance with SFAS 150, $2.0 million, $2.0 million and $2.0 million, respectively of the dividends recorded during the year ended December 31, 2004 and 2005 and during the second half of 2003 are presented as interest expense on mandatorily redeemable preferred stock.

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

NOTE 11.  Common Shareholders’ Equity

Common shares repurchased and retired

During 2005, the Company did not repurchase any common shares.  During 2004 and 2003, the Company repurchased for cash 97 common shares for $.1 million and 284 common shares for $.1 million respectively.  In addition, during 2005, 2004 and 2003 the Company repurchased 316, 316 and 39,274, respectively, outstanding Restricted Shares held by certain key employees who were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 9).  During 2005, the Company cancelled and retired 1,000 Restricted Shares that were forfeited by a former employee.  In conformance with Bermuda law, the Company retires all common shares it repurchases.

Common shares issued

On June 29, 2004, Berkshire exercised all of its warrants to purchase 1,724,200 common shares of White Mountains for $294 million. As a result, Berkshire now holds approximately 16.0% of White Mountains’ outstanding common stock.  Berkshire acquired the warrants in connection with the financing of White Mountains’ acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

During 2005, the Company issued a total of 7,750 common shares, which consisted of shares issued in satisfaction of Options exercised.  During 2004, in addition to the Berkshire warrant exercise, the Company issued a total of 41,807 common shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 4,035 shares issued in satisfaction of Options exercised.  During 2003, the Company issued a total of 695,366 common shares, which consisted of 677,966 common shares issued in connection with the repurchase and cancellation of Convertible Preference Shares and 17,400 common shares issued to employees in connection with various White Mountains share-based compensation plans.

Dividends on common shares

During 2005, 2004 and 2003, the Company declared and paid cash dividends totalling $86.2 million (or $8.00 per common share), $9.1 million (or $1.00 per common share) and $8.3 million (or $1.00 per common share), respectively.

NOTE 12.   Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2004, White Mountains’ active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus as reported to various regulatory authorities as of December 31, 2005 and 2004, was $1,674.4 million and $1,770.3 million, respectively.  OneBeacon’s consolidated combined statutory net income for the years ended December 31, 2005, 2004 and 2003 was $184.8 million, $401.4 million and $446.2 million, respectively.  The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains.  OneBeacon’s insurance subsidiaries’ statutory policyholders’ surplus at December 31, 2005 was in excess of the minimum requirements of relevant state insurance regulations.

Folksamerica Re’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2005 and 2004, was $1,074.2 million and $917.4 million, respectively. Folksamerica Re’s statutory net income (loss) for the years ended December 31, 2005, 2004 and 2003 was $(81.7) million, $(1.0) million and $33.0 million, respectively.  The principal differences between Folksamerica Re’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.  Folksamerica Re’s statutory policyholders’ surplus at December 31, 2005 was in excess of the minimum requirements of relevant state insurance regulations.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  As a result, based upon 2005 statutory net income OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $196.8 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  At December 31, 2005, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution.

In addition, at December 31, 2005, OneBeacon had approximately $20 million of cash and investments outside of its regulated insurance operating subsidiaries available for distribution during 2006.  During 2005, OneBeacon paid $340.0 million of dividends to Fund American.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus.  As a result, based upon December 31, 2005 statutory surplus of $1,074.2 million, Folksamerica Re would have the ability to pay approximately $107.4 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of earned surplus.  However, as a result of hurricane related losses it sustained during 2005, Folksamerica Re had $58.9 million of negative earned surplus.  Consequently, Folksamerica Re is not expected to be able to pay dividends without regulatory approval until late 2006.  During 2005, Folksamerica Re paid $15.0 million of cash dividends to its immediate parent.

In accordance with Swedish regulations, Sirius International holds restricted reserves of $662.4 million, which represents 72% of its untaxed reserves (See “Liquidity and Capital Resources” within the Management Discussion and Analysis of Financial Condition and Results of Operations for information). These restrictions are based on shareholders’ equity determined on a Swedish statutory basis. These restricted reserves cannot be paid as dividends. At December 31, 2005 Sirius International is in compliance with these restrictions. Sirius International’s actual statutory surplus at December 31, 2005, which includes Scandinavian Re and its other subsidiaries is $1.2 billion.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes.  In early 2006, Sirius International contributed approximately $49.0 million of its 2005 pre-tax income to its parent company.

As of December 31, 2005, WMU had $5.9 million of cash and investments available for distribution during 2006.  In addition, WMU has the ability to distribute its 2006 earnings without restriction.  During 2005, WMU paid $32.5 million of cash dividends to its immediate parent.

In addition, at December 31, 2005, White Mountains Re had approximately $38.8 million of cash and investments outside of its regulated insurance and reinsurance operating subsidiaries available for distribution during 2006.  During 2005, White Mountains Re distributed $97.5 million of cash and investments from various holding companies to its immediate parent.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2005 year-end statutory surplus, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $5 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31,2005, Esurance’s top tier regulated insurance operating subsidiary had $15 million of unassigned funds available for dividend distribution.

In addition, as of December 31,2005, Esurance had $9 million of cash and short term investments outside of its regulated insurance operating subsidiaries available for distribution during 2006. During 2005, Esurance did not pay any cash dividends.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to Sirius International’s safety reserve of $920 million at December 31, 2005 is classified as surplus.

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2005
Earned insurance and reinsurance premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6
Net investment income	238.1	148.9	9.8	94.7	491.5
Net realized gains (losses)	123.8	76.8	2.1	(90.1)	112.6
Other revenue	134.0	33.5	3.0	58.7	229.2
Total revenues	2,614.3	1,630.8	321.7	65.1	4,631.9
Losses and LAE	1,401.5	1,237.9	206.2	12.6	2,858.2
Insurance and reinsurance acquisition expenses	390.7	279.6	90.8	.1	761.2
Other underwriting expenses	283.1	107.0	37.2	1.6	428.9
General and administrative expenses	88.4	12.4	—	56.0	156.8
Accretion of fair value adjustment to loss and LAE reserves	—	10.9	—	26.0	36.9
Interest expense on debt	1.4	.4	—	42.7	44.5
Interest expense on preferred stock subject to
mandatory redemption	—	—	—	52.4	52.4
Total expenses	2,165.1	1,648.2	334.2	191.4	4,338.9
Pre-tax income (loss)	$449.2	$(17.4)	$(12.5)	$(126.3)	$293.0
Year ended December 31, 2004
Earned insurance and reinsurance premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5
Net investment income	221.4	98.5	3.5	37.5	360.9
Net realized gains	129.6	29.6	1.1	20.8	181.1
Other revenue	141.8	36.1	2.2	10.4	190.5
Total revenues	2,871.3	1,429.7	183.3	68.7	4,553.0
Losses and LAE	1,545.2	918.9	122.4	4.6	2,591.1
Insurance and reinsurance acquisition expenses	442.3	271.8	30.3	—	744.4
Other underwriting expenses	369.2	122.9	26.8	1.5	520.4
General and administrative expenses	122.2	15.1	—	172.0	309.3
Accretion of fair value adjustment to loss and LAE reserves	—	10.1	—	33.2	43.3
Interest expense on debt	1.0	3.8	—	44.3	49.1
Interest expense on preferred stock subject to
mandatory redemption	—	—	—	47.6	47.6
Total expenses	2,479.9	1,342.6	179.5	303.2	4,305.2
Pre-tax income (loss)	$391.4	$87.1	$3.8	$(234.5)	$247.8

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2003
Earned insurance and reinsurance premiums	$2,160.3	$845.8	$99.9	$31.7	$3,137.7
Net investment income	223.7	50.4	1.3	15.5	290.9
Net realized gains	127.0	7.7	.2	27.7	162.6
Other revenue	90.5	75.5	.3	36.3	202.6
Total revenues	2,601.5	979.4	101.7	111.2	3,793.8
Losses and LAE	1,475.6	557.6	81.0	23.9	2,138.1
Insurance and reinsurance acquisition expenses	394.2	198.0	18.8	4.0	615.0
Other underwriting expenses	258.7	57.8	20.4	10.2	347.1
General and administrative expenses	67.6	19.6	—	114.6	201.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	48.6	48.6
Interest expense on debt	.3	2.0	—	46.3	48.6
Interest expense on preferred stock subject to
mandatory redemption	—	—	—	22.3	22.3
Total expenses	2,196.4	835.0	120.2	269.9	3,421.5
Pre-tax income (loss)	$405.1	$144.4	$(18.5)	$(158.7)	$372.3

Selected Balance Sheet Data	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
December 31, 2005
Total investments	$4,447.2	$4,231.0	$289.7	$898.5	$9,866.4
Reinsurance recoverable on paid and unpaid losses	3,406.3	1,931.0	.2	(234.8)	5,102.7
Total assets	9,739.0	8,458.2	414.2	806.7	19,418.1
Loss and LAE reserves	5,713.4	4,680.3	93.7	(256.2)	10,231.2
Total liabilities	7,776.3	6,519.7	237.5	1,051.4	15,584.9
Total equity	1,962.7	1,938.5	176.7	(244.7)	3,833.2
December 31, 2004
Total investments	$5,391.6	$4,292.2	$111.9	$733.8	$10,529.5
Reinsurance recoverable on paid and unpaid losses	2,757.2	1,388.7	.2	(256.7)	3,889.4
Total assets	9,979.0	8,152.5	241.7	641.9	19,015.1
Loss and LAE reserves	5,475.5	4,170.3	63.0	(310.3)	9,398.5
Total liabilities	7,686.8	6,471.1	132.7	840.6	15,131.2
Total equity	2,292.2	1,681.4	109.0	(198.7)	3,883.9

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2005, 2004, and 2003:

Dollars in millions
Twelve Months Ended December 31, 2005	Specialty	Personal	Commercial	Total (1)
Net written premiums	$840.2	$618.7	$610.9	$2,121.1
Earned insurance premiums	$789.6	$655.9	$622.5	$2,118.4
Twelve Months Ended December 31, 2004
Net written premiums	$848.5	$724.7	$807.1	$2,459.1
Earned insurance premiums	$812.0	$723.8	$703.3	$2,378.5
Twelve Months Ended December 31, 2003
Net written premiums	$733.7	$676.8	$426.7	$1,972.5
Earned insurance premiums	$694.9	$744.7	$432.0	$2,160.3

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

Symetra

On August 2, 2004, White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares and 1.1 million warrants to purchase common shares of Symetra (See Note 2). As of December 31, 2005, White Mountains owned 19% of the total of Symetra’s common shares outstanding and 24% of Symetra’s common shares on a fully converted basis.  White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under SFAS 133, recording the warrants at fair value recognized through the income statement as a realized investment gain or loss.

The following table provides summary financial amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Initial value of investment in Symetra at closing, August 2, 2004	$159.3	$35.4	$194.7

Extraordinary gain - excess of fair value of acquired net assets over cost	40.7	—	40.7
Equity in earnings of Symetra (1)	10.2	—	10.2
Net unrealized gains from Symetra’s equity portfolio	.9	—	.9
Increase in value of warrants	—	1.9	1.9
Net unrealized gains from Symetra’s fixed maturity portfolio	56.6	—	56.6
Carrying value of investment in Symetra as of December 31, 2004	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	28.0	—	28.0
Net unrealized gains from Symetra’s equity portfolio	.6	—	.6
Increase in value of warrants	—	10.5	10.5
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	(32.4)	—	(32.4)
Carrying value of investment in Symetra as of December 31, 2005	$263.9	$47.8	$311.7

(1) Equity in earnings is net of tax of $0.

The following table summarizes financial information for Symetra for the year ended December 31, 2005 and the approximately five-month period ended December 31, 2004:

$ in millions	Year ended December 31, 2005	Period ended December 31, 2004
Symetra balance sheet data:
Total cash and investments	$18,443.8	$19,429.3
Separate account assets	1,188.8	1,228.4
Total assets	20,980.1	22,151.6
Funds held under deposit contracts	16,697.9	17,541.3
Long-term debt	300.0	300.0
Separate account liabilities	1,188.8	1,228.4
Total liabilities	19,575.2	20,715.8
Common shareholders’ equity	1,404.9	1,435.8

Symetra income statement data:
Net premiums earned	$575.5	$263.2
Net investment income	994.2	411.5
Policy benefits	1,138.8	484.4
Net income	145.5	57.9
Comprehensive net income(loss)	(30.9)	269.3

MSA

White Mountains owns 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a stock subsidiary of Main Street America Group Mutual Holdings, Inc., and accounts for this investment using the equity method of accounting.  The following table provides summary financial amounts recorded by White Mountains relating to its investment in MSA common stock:

Millions	2005	2004	2003
Amounts recorded by White Mountains:
Investment in MSA common stock	$168.0	$161.6	$142.8
Equity in earnings from MSA common stock (1)	5.6	16.4	12.3
Equity in net unrealized investment gains (losses) from MSA’s investment portfolio (2)	(4.0)	1.3	1.5

(1)          Equity in earnings amounts are net of taxes of $3.0 million, $1.2 million and $.9 million for the years ended 2005, 2004 and 2003, respectively.

(2)          Recorded directly to shareholders’ equity (after-tax) as a component of other comprehensive income.

The following table summarizes financial information for MSA for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
$ in millions	2005	2004	2003
MSA balance sheet data:
Total cash and investments	$717.7	$677.6	$589.7
Premiums receivable	122.5	117.2	109.3
Total assets	1,064.8	993.1	875.1
Unearned premium	309.1	288.3	264.7
Loss and LAE reserves	380.3	325.6	281.3
Total liabilities	729.9	669.1	584.7
Common shareholders’ equity	334.9	324.0	290.4

MSA income statement data:
Net premiums written	$481.6	$454.5	$427.6
Net premiums earned	467.6	435.6	396.0
Net investment income	27.3	26.4	23.3
Loss and LAE	334.5	298.8	263.8
Net income	16.1	30.3	29.3
Comprehensive net income	10.9	33.6	36.6

At December 31, 2005, 2004 and 2003, White Mountains’ consolidated retained earnings included $59.7 million, $51.0 million and $33.4 million, respectively, of accumulated undistributed earnings of MSA.  No dividends were declared or paid by MSA during 2005, 2004 and 2003.

Montpelier

During the first quarter of 2004, White Mountains sold a portion of its investment in Montpelier common shares to third parties.  As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. White Mountains accounts for its warrants in Montpelier as derivative instruments and recognizes changes in the fair value of the warrants during a given period in its income statement as a realized gain or loss. (See Note 5 for details of White Mountains’ investment in Montpelier as of December 31, 2005).

White Mountains’ equity in earnings of Montpelier was $10.8 million and $45.1 million (net of tax $6.1 million and $24.4 million) for the years ended 2004 and 2003, respectively.

Note 15. Variable Interest Entities

Reciprocals

Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations.  Each policyholder insured by the reciprocal shares risk with the other policyholders.  Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

OneBeacon has capitalized two reciprocals through surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together “New Jersey Skylands Insurance”).  New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002.  New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002.  In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange.  During 2004, OneBeacon contributed

$2 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon.  In November 2005, Houston General Insurance commenced writing personal automobile business in Arizona.  Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in either New Jersey Skylands Insurance or Houston General Insurance.

Under the provisions of FIN 46(R), OneBeacon has determined that each of the reciprocals qualify as a VIE. Further, OneBeacon has determined that it is the primary beneficiary and accordingly, consolidates both reciprocals. New Jersey Skylands Insurance was consolidated on March 31, 2004 upon adoption of FIN 46(R) and Houston General Insurance Exchange was consolidated upon inception.

At December 31, 2005 and 2004, consolidated amounts related to New Jersey Skylands Insurance included total assets of $105.6 million and $139.4 million, respectively, and total liabilities of $119.6 million and $148.5 million, respectively.  At December 31, 2005, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses to date of $14.0 million.

At December 31, 2005 and 2004, consolidated amounts related to Houston General Insurance included total assets of $187.3 million and $2.0 million, respectively, and total liabilities of $165.3 million and $36,011, respectively.  At December 31, 2005 the net amount of capital at risk is equal to the surplus note of $23.7 million.

Prospector Offshore Fund

White Mountains has determined that its ownership interest in Prospector Offshore Fund, Ltd. (“the Fund”), a limited partnership, qualifies as a VIE under the provisions of FIN 46(R). Further, White Mountains has determined that it is the primary beneficiary and, accordingly, is required to consolidate the Fund.  At December 31, 2005 and 2004, White Mountains had consolidated total assets of $177.4 million and $149.2 million, respectively, and total liabilities of $122.3 million and $98.2 million, respectively, associated with the Fund.  At December 31, 2005, White Mountains’ economic exposure to the Fund was equal to $55.0 million, which represented the Company’s ownership interest of 40.0%.  Any creditor of the fund would not have recourse against the Company beyond the Company’s investment.

NOTE 16.  Fair Value of Financial Instruments

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

At December 31, 2005 and 2004, the fair value of White Mountains’ Senior Notes (its only fixed-rate, long-term indebtedness) was $705.4 million and $714.0 million, respectively, which compared to a carrying value of $698.5 million and $698.3 million, respectively.

At December 31, 2005, the fair values of the Berkshire Preferred Stock and the Zenith Preferred Stock were $331.5 million and $21.6 million, respectively, which compared to carrying values of $214.0 million and $20.0 million, respectively.  At December 31, 2004, the fair values of the Berkshire Preferred Stock and the Zenith Preferred Stock were $340.5 million and $22.7 million, respectively, which compared to carrying values of $191.9 million and $20.0 million, respectively.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.  Considerable judgment is required to develop such estimates of fair value.  Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2005, the carrying value of the note of $18.4 million was considered to approximate its fair value.

NOTE 17.  Related Party Disclosures

Berkshire

Berkshire owned approximately 16% of the common shares of White Mountains as of December 31, 2005.

In November 2004, White Mountains completed a significant corporate reorganization that made the legal organization of White Mountains’ subsidiaries consistent with its main operating businesses.  In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Series A Preferred Stock of Fund American (the “Series A Preferred Stock”), which is owned by subsidiaries of Berkshire.  Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the “Keep-Well”), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Series A Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders to approximately $1.3 billion plus White Mountains’ aggregate consolidated net income after September 30, 2004. The Keep-Well will expire when all obligations of the Series A Preferred Stock, which is redeemable in May 2008, have been satisfied, or when approximately $1.1 billion has been returned to Fund American.

NICO and GRC, which have provided the NICO Cover and the GRC Cover to subsidiaries of White Mountains, are wholly-owned subsidiaries of Berkshire (see Note 4).  Reinsurance recoverable from, and preferred stock of White Mountains’ subsidiaries owned by, Berkshire are shown as separate line items in White Mountains’ consolidated balance sheet.  In addition, in the ordinary course of its business, White Mountains has, and in the future may, enter into other insurance and reinsurance transactions with Berkshire on arm’s length terms and conditions.

During 2005, White Mountains paid a total of $1.4 million to NetJets, Inc. (“NetJets”), a wholly-owned subsidiary of Berkshire, for the management and operation of White Mountains’ fractionally-owned aircraft.  White Mountains and Berkshire co-led the investor group that acquired Symetra for $1.35 billion on August 2, 2004.  See “Symetra” below.

Olympus

Folksamerica and Sirius International have participated in quota share retrocessional arrangements with Olympus.  Under these arrangements, for an override commission on premiums ceded, Folksamerica ceded up to 75% of substantially all of its short-tailed excess of loss business, mainly property and marine, and 50% of its proportional property business and Sirius International ceded 25% of its new and renewal short-tailed proportional and excess of loss business to Olympus.  Additionally, White Mountains Re was to receive a profit commission with respect to the profitability of the business placed with Olympus. This profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. Olympus recorded substantial net underwriting losses in 2005. Accordingly, White Mountains Re did not record a profit commission from Olympus during 2005 and does not expect to record profit commissions from Olympus for the foreseeable future.  During 2004, White Mountains Re recorded a profit commission of $12.6 million.

Effective January 1, 2006, Sirius International no longer cedes any of its business to Olympus and Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms.  Under its revised arrangements, for an override commission on premiums ceded, Folksamerica will cede up to 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine, to Olympus and Helicon. Olympus and Helicon share, pro rata, in this up to 35% cession based on their relative capital bases.  The 2005 and prior underwriting year business will continue to run-off with Olympus.

Investment funds managed by Franklin Mutual Advisors LLC (“Franklin Mutual”), which own approximately 19% of the common shares of the Company, own approximately 3% of Olympus Re Holdings, Ltd. (“Olympus Holdings”).  Mr. Bruce Berkowitz, a director of the Company, is Founder and Managing Member of Fairholme Capital Management, L.L.C. (“Fairholme”), a registered investment adviser. Mr. Berkowitz is Deputy Chairman and a director of Olympus Holdings and, through Fairholme, controls approximately 2% of the common shares of Olympus Holdings.  Mr. John Gillespie, a director of the Company, through investment management arrangements including Prospector, controls less than 0.1% of the common shares of Olympus Holdings.  In addition, other directors and Executive Officers of White Mountains (consisting of Messrs. Jack Byrne, Steven Fass and Allan Waters) own approximately 0.6% of the common shares of Olympus Holdings. White Mountains does not own any direct interest in, nor does it control, Olympus Holdings or Helicon.  In addition, Mr. Waters’ consulting firm, Mulherrin Capital Advisors, LLC (“Mulherrin”), was retained by Olympus and Helicon during 2005 to perform advisory services. Mulherrin earned approximately $230,000 during 2005 for such services.

During 2005, 2004 and 2003, White Mountains ceded $451.6 million, $465.6 million and $449.1 million, respectively, in written premiums and $841.8 million, $269.5 million and $107.0 million, respectively, in losses and LAE to Olympus.  White Mountains receives fee income on reinsurance placements referred to Olympus and is entitled to additional fees based on net underwriting profits on referred business.  During 2005, 2004 and 2003, White Mountains earned $60.7 million, $68.7 million and $98.4 million of fee income from Olympus.

Symetra

Through its holdings of common shares and warrants, White Mountains owns approximately 24% of Symetra on a fully-converted basis.  White Mountains is entitled to appoint three persons to Symetra’s eight member board of directors (currently Messrs. John Gillespie, Robert Lusardi and David Foy).  In addition, Mr. Foy serves as Chairman of Symetra.

Berkshire owns approximately 24% of the common shares of Symetra on a fully-converted basis.  In addition, investment funds managed by Franklin Mutual own approximately 10% of the common shares of Symetra on a fully converted basis.  Mr. Berkowitz, through Fairholme, controls approximately 2% of the common shares of Symetra on a fully converted basis.  Mr. John Gillespie, through investment management arrangements including Prospector, controls approximately 3% of the common shares of Symetra on a fully converted basis.

Prospector

On August 1, 2005, White Mountains revised its relationship with Prospector and Mr. John Gillespie, Prospector’s founder and Managing Member.  The revised arrangement was effective as of August 1, 2005 and is summarized as follows:

Under the revised relationship, Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains, Montpelier and Symetra.  Pursuant to an Investment Management Agreement, during 2005 Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 15 basis points on amounts over $400 million.  Effective March 1, 2006, pursuant to an amendment to the Investment Management Agreement, Prospector will charge WM Advisors fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2005, Prospector served as a discretionary advisor to WM Advisors with respect to approximately $1.6 billion of specified assets and during 2005 earned $2.8 million in fees pursuant to the Investment Management Agreement.

Under the revised relationship, Prospector advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector has been granted 7,000 performance shares for the 2005-2007 performance cycle.  In accordance with the terms of the Incentive Plan, performance against Target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of 2007 and the number of performance shares actually awarded at that time will range from 0% to 200% of the Target number granted.  Commencing with the 2006-2008 performance cycle, unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector shall be granted performance shares with a Target value at the time of grant of approximately $4.5 million.  The Compensation Committee shall establish the performance Target for such performance shares.

The existing revenue sharing arrangement between Prospector and Fund American was terminated.  During 2005,  White Mountains’ received total revenues of approximately $2.1 million and paid total expenses of approximately $2.1 million under this revenue sharing agreement.  The provisions of a second revenue sharing agreement that pertains to the founder’s revenue share to which Folksamerica is entitled remains in effect.  During 2005, White Mountains earned $.3 million under said agreement.

Mr. Gillespie remains a director of White Mountains, but is no longer Deputy Chairman of the Board and President of WM Advisors.  Pursuant to the Consulting Agreement described above, Mr. Gillespie’s 8,000 target performance shares for the 2005-2007 performance cycle were canceled without payment and his 10,000 and 13,000 target performance shares for the 2004-2006 and 2003-2005 performance cycles, respectively, remained outstanding.  In addition, Mr. Gillespie’s previous Employment Agreement with White Mountains was terminated and the severance provisions were amended.  Under the amended provisions, in the event the Consulting Agreement is terminated for any reason, Mr. Gillespie is entitled to receive a payment equal to the market value of any outstanding performance shares for the 2003-2005 and 2004-2006 cycles pro-rated for that portion of the performance period that preceded the termination.

At December 31, 2005, White Mountains had $125.2 million invested in limited partnership investment interests managed by Prospector.  In addition, Messrs. Jack Byrne, George Gillespie and John Gillespie, each directors of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Other relationships

At December 31, 2005, White Mountains owned 1% of the common shares of Financial Security Assurance Holdings Ltd. (“FSA”) with a fair value of $53.2 million.  Mr. Robert Cochran, a director of the Company, is Chairman and CEO of FSA.  Effective March 31, 2006, White Mountains is required to sell this investment back to FSA’s parent, Dexia S.A.

Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman Brothers, Inc. (“Lehman”).  Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

Mr. George Gillespie, Chairman of the Company, was a Partner at Cravath, Swaine & Moore LLP (“CS&M”) through December 31, 2005 and currently serves as Special Counsel to CS&M.  CS&M has been retained by White Mountains from time to time to perform legal services.

Mr. Mark Byrne, a son of director Jack Byrne, is a co-owner of Longtail Aviation (“Longtail”), a Bermuda-based aircraft charter company.  During 2005, White Mountains paid Longtail approximately $86,000 for aircraft services.

Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Fund III.  Two of the Company’s indirect wholly-owned subsidiaries, OBPP and FSUI, have borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  The loans made by Fund III to OBPP and FSUI are qualifying investments and, together, have the potential to generate up to $15 million of tax credits that would be shared equally between Fund III on the one hand and OBPP and FSUI on the other.  As a result of his interest in Fund III, Mr. Gillespie could realize up to $3.3 million from such tax credits.

In 2001, WM Advisors entered into a five-year lease at a market-based rate for a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”).  For 2005, the rental payments attributable to Mr. Gillespie’s ownership in the building totalled approximately $18,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totalled approximately $144,000.

NOTE 18. Commitments and Contingencies

White Mountains leases certain office space under noncancellable operating leases expiring at various dates through 2010.  Rental expense for all of White Mountains’ locations was approximately $49.1 million, $46.5 million and $42.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.  White Mountains also has various other lease obligations which are immaterial in the aggregate.

White Mountains’ future annual minimum rental payments required under noncancellable leases primarily for office space are $41.9 million, $39.9 million, $34.3 million, $16.0 million and $37.3 million for  2006, 2007, 2008, 2009 and 2010 and thereafter, respectively.

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

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants.  In accordance with SOP 97-3,  White Mountains’ insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds.  In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.  The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years.  At December 31, 2005, the reserve for such assessments at White Mountains’ insurance subsidiaries totalled $17.6 million.

Legal Contingencies

White Mountains, and the insurance and reinsurance industry in general, are subject to legal disputes in the normal course of its business.  Other than those items listed below, White Mountains was not a party to any material legal disputes other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition, results of operations and/or cash flows as of December 31, 2005.

In August 2005, OneBeacon received a civil investigative demand from the Attorney General of the Commonwealth of Massachusetts requesting documents and seeking information relating to the conduct of business between insurance brokers and OneBeacon. Previously, OneBeacon received similar demands from the Attorneys General of the State of New York and the State of Connecticut. Subsidiaries of the Company have also received information requests from various state insurance departments regarding producer compensation arrangements. White Mountains believes these requests are part of the ongoing, industry-wide investigation regarding industry sales practices.

OneBeacon is in dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $65 million. Liberty Mutual has since invoked the provisions of offset under the Liberty Agreement and has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of

December 31, 2005, OneBeacon has recorded ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE.

OneBeacon also has a claim against Liberty Mutual in the Philadelphia Court of Common Pleas in which it asserts that Liberty Mutual’s claims practices under the Liberty Agreement from 2001 to 2004 were inconsistent with industry standards.

On May 15, 2002, The Robert Plan Corporation and several of its subsidiaries filed a lawsuit against the Company, certain of its subsidiaries and several individuals employed by such subsidiaries. The suit alleges that the defendants misappropriated confidential information of the plaintiffs and used such information to enter into the New York automobile assigned risk business in direct competition with the plaintiffs. The plaintiffs seek approximately $185 million in damages which they allege represents two years of their lost profits in the subject business. The Company, its named subsidiaries and its named employees do not believe they engaged in any improper or actionable conduct. White Mountains and its subsidiaries have no reason to believe they have any liability to The Robert Plan Corporation and intend to vigorously defend the lawsuit.  In addition, OneBeacon has brought a counterclaim against the plaintiffs that it believes to be meritorious.  OneBeacon is seeking compensatory damages of $8.8 million as a result of the breach by the plaintiffs of the LAD servicing contract that OneBeacon had entered into with them.  The case is currently scheduled for trial July 10, 2006.

In August 2000, Aramarine Brokerage, Inc. (“Aramarine”), a former insurance broker of OneBeacon’s, filed a lawsuit alleging that OneBeacon had wrongfully terminated its business relationship with Aramarine.  The suit originally claimed $410 million in compensatory damages for lost commissions.  However, Aramarine has reduced its demand to $158 million. OneBeacon does not believe it has engaged in any actionable conduct.  During 2004, OneBeacon prevailed on a motion for summary judgment to dismiss the plaintiff’s claim.  OneBeacon expects the plaintiff to appeal the summary judgment upon resolution of OneBeacon’s counterclaim for return commission.

NOTE 19. Consolidating Financial Information

In 2003, Fund American Companies, Inc. (“Fund American”), a wholly-owned subsidiary of the Company, issued the Senior Notes through a public offering. The Company has fully and unconditionally guaranteed the Senior Notes and may fully and unconditionally guarantee any debt securities or trust preferred securities issued by Fund American’s subsidiaries pursuant to its July 2003 shelf registration statement.  The following tables present White Mountains’ consolidating balance sheets as of December  31, 2005 and December 31, 2004 and statements of income and cash flows for the years then ended. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of December 31, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$193.5	$3,772.4	$3,616.8	$—	$7,582.7
Common equity securities, at fair value	—	376.5	591.3	—	967.8
Short-term investments, at amortized cost	.4	482.1	245.3	—	727.8
Other investments	—	308.7	279.4	—	588.1
Total investments	193.9	4,939.7	4,732.8	—	9,866.4
Cash	—	143.5	44.2	—	187.7
Reinsurance recoverable on paid and unpaid losses	—	1,931.2	3,171.5	—	5,102.7
Insurance and reinsurance premiums receivable	—	406.4	607.9	—	1,014.3
Securities lending collateral	—	227.8	447.1	—	674.9
Funds held by ceding companies	—	620.4	—	—	620.4
Investments in unconsolidated insurance affiliates	47.8	263.9	168.0	—	479.7
Deferred tax asset	—	98.1	241.8	1.3	341.2
Deferred acquisition costs	—	84.0	204.4	—	288.4
Ceded unearned premiums	—	172.7	28.0	—	200.7
Investment income accrued	1.1	46.1	46.3	—	93.5
Accounts receivable on unsettled investment sales	—	18.7	3.0	—	21.7
Investments in consolidated subsidiaries	3,621.9	—	—	(3,621.9)	—
Other assets	3.5	123.0	400.0	—	526.5
Total assets	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,815.8	$5,415.4	$—	$10,231.2
Reserves for structured contracts	—	224.6	—	—	224.6
Unearned insurance and reinsurance premiums	—	539.2	1,042.8	—	1,582.0
Debt	—	34.2	744.9	—	779.1
Securities lending payable	—	227.8	447.1	—	674.9
Deferred tax liability	—	273.0	—	1.3	274.3
Ceded reinsurance payable	—	123.3	81.2	—	204.5
Funds held under reinsurance treaties	—	167.0	4.4	—	171.4
Accounts payable on unsettled investment purchases	—	41.5	1.9	—	43.4
Other liabilities	35.0	471.0	659.5	—	1,165.5
Preferred stock subject to mandatory redemption	—	20.0	214.0	—	234.0
Total liabilities	35.0	6,937.4	8,611.2	1.3	15,584.9
Common shareholders’ equity	3,833.2	2,138.1	1,483.8	(3,621.9)	3,833.2
Total liabilities and common shareholders’ equity	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1

Consolidating Balance Sheet as of December 31, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$246.8	$3,457.6	$4,195.6	$—	$7,900.0
Common equity securities, at fair value	—	327.7	716.2	—	1,043.9
Short-term investments, at amortized cost	16.2	632.9	409.1	—	1,058.2
Other investments	—	367.0	160.4	—	527.4
Total investments	263.0	4,785.2	5,481.3	—	10,529.5
Cash	—	195.8	47.3	—	243.1
Reinsurance recoverable on paid and unpaid losses	—	1,388.9	2,500.5	—	3,889.4
Insurance and reinsurance premiums receivable	—	392.0	550.2	—	942.2
Securities lending collateral		308.4	284.9	—	593.3
Funds held by ceding companies	—	943.8	—	—	943.8
Investments in unconsolidated insurance affiliates	37.3	267.6	161.7	—	466.6
Deferred tax asset	—	92.4	179.1	—	271.5
Deferred acquisition costs	—	108.0	200.2	—	308.2
Ceded unearned premiums	—	182.5	41.6	—	224.1
Investment income accrued	1.6	41.3	59.5	—	102.4
Accounts receivable on unsettled investment sales	—	0.2	19.7	—	19.9
Investments in consolidated subsidiaries	3,665.1	—	—	(3,665.1)	—
Other assets	12.3	87.7	381.1	—	481.1
Total assets	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,277.8	$5,120.7	$—	$9,398.5
Reserves for structured contracts	—	375.9	—	—	375.9
Unearned insurance and reinsurance premiums	—	672.6	1,066.8	—	1,739.4
Debt	—	57.0	726.3	—	783.3
Securities lending payable	—	308.4	284.9	—	593.3
Deferred tax liability	—	316.3	—	—	316.3
Ceded reinsurance payable	—	121.4	80.0	—	201.4
Funds held under reinsurance treaties	—	149.3	6.1	—	155.4
Accounts payable on unsettled investment purchases	—	11.8	19.1	—	30.9
Other liabilities	95.4	409.8	819.7	—	1,324.9
Preferred stock subject to mandatory redemption	—	19.9	192.0	—	211.9
Total liabilities	95.4	6,720.2	8,315.6	—	15,131.2
Common shareholders’ equity	3,883.9	2,073.6	1,591.5	(3,665.1)	3,883.9
Total liabilities and common shareholders’ equity	$3,979.3	$8,793.8	$9,907.1	$(3,665.1)	$19,015.1

Consolidating Statement of Income for the Year Ended December 31, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$1,653.9	$2,144.7	$—	$3,798.6
Net investment income	7.2	215.8	268.5	—	491.5
Net realized investment gains (losses)	8.8	(20.1)	123.9	—	112.6
Other revenue	31.1	36.4	161.7	—	229.2
Total revenues	47.1	1,886.0	2,698.8	—	4,631.9
Loss and LAE	—	1,389.3	1,468.9	—	2,858.2
Insurance and reinsurance acquisition expenses	—	381.6	379.6	—	761.2
Other underwriting expenses	—	144.2	284.7	—	428.9
General and administrative expenses	1.1	39.1	116.6	—	156.8
Accretion of fair value adjustment to loss and LAE reserves	—	10.9	26.0	—	36.9
Interest expense on debt	—	.4	44.1	—	44.5
Interest expense-dividends and accretion on preferred stock	—	2.0	50.4	—	52.4
Total expenses	1.1	1,967.5	2,370.3	—	4,338.9
Pre-tax income (loss)	46.0	(81.5)	328.5	—	293.0
Income tax benefit (provision)	(.6)	121.1	(157.0)	—	(36.5)
Equity in earnings of consolidated subsidiaries	244.7	—	—	(244.7)	—
Equity in earnings of unconsolidated insurance affiliates	—	28.0	5.6	—	33.6
Net income	$290.1	$67.6	$177.1	$(244.7)	$290.1

Consolidating Statement of Income for the Year Ended December 31, 2004 (Dollars in millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$768.5	$3,052.0	$—	$3,820.5
Net investment income	1.8	72.6	286.5	—	360.9
Net realized investment gains (losses)	1.9	40.9	138.3	—	181.1
Other revenue	—	(39.6)	230.1	—	190.5
Total revenues	3.7	842.4	3,706.9	—	4,553.0
Loss and LAE	—	494.1	2,097.0	—	2,591.1
Insurance and reinsurance acquisition expenses	—	135.4	609.0	—	744.4
Other underwriting expenses	—	55.2	465.2	—	520.4
General and administrative expenses	65.0	59.5	184.8	—	309.3
Accretion of fair value adjustment to loss and LAE reserves	—	10.1	33.2	—	43.3
Interest expense on debt	0.3	2.7	46.1	—	49.1
Interest expense-dividends and accretion on preferred stock	—	2.0	45.6	—	47.6
Total expenses	65.3	759.0	3,480.9	—	4,305.2
Pre-tax income (loss)	(61.6)	83.4	226.0	—	247.8
Income tax benefit (provision)	9.3	74.6	(130.9)	—	(47.0)
Equity in earnings of consolidated subsidiaries	430.3	—	—	(430.3)	—
Equity in earnings of unconsolidated insurance affiliates	—	10.0	27.4	—	37.4
Excess of fair value of acquired net assets over cost	40.7	130.7	9.1	—	180.5
Net income	$418.7	$298.7	$131.6	$(430.3)	$418.7

Consolidating Statement of Cash Flows for the Year Ended December 31, 2005 (Dollars in Millions)	The Company	Other Entities	Fund American	Total
Net income, excluding undistributed equity in earnings of subsidiaries
Charges (credits) to reconcile net income to net cash flows from operations:	$80.4	$32.6	$177.1	$290.1
Excess of fair value of acquired net assets over cost	—	—	—	—
Net realized investment losses (gains)	(8.8)	20.1	(123.9)	(112.6)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(28.0)	(5.6)	(33.6)
Deferred income tax provision (benefit)	—	(37.9)	66.1	28.2
Other operating items:
Net Federal income tax receipts	11.1	5.7	18.5	35.3
Net change in insurance and reinsurance premiums receivable	—	25.9	(84.8)	(58.9)
Net change in reinsurance recoverable on paid and unpaid losses	—	(731.7)	(684.7)	(1,416.4)
Net change in loss and LAE reserves	—	771.9	416.1	1,188.0
Net change in reserves for structured contracts	—	(151.3)	—	(151.3)
Net change in unearned insurance and reinsurance premiums	—	(80.9)	43.8	(37.1)
Net change in other assets and liabilities, net	(64.0)	109.5	(62.2)	(16.7)
Net cash flows (used for) provided from operations	18.7	(64.1)	(239.6)	(285.0)
Cash flows from investing activities:
Net decrease in short-term investments	15.8	142.4	137.1	295.3
Sales of fixed maturity investments	149.9	2,574.5	3,061.2	5,785.6
Maturities of fixed maturity investments	—	518.8	78.4	597.2
Sales of common equity securities and other investments	—	166.0	415.1	581.1
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	19.1	161.6	180.7
Purchases of fixed maturity investments	(99.3)	(3,484.6)	(2,900.8)	(6,484.7)
Purchase of common equity securities and other investments	—	(175.6)	(414.2)	(589.8)
Net change in unsettled investment purchases and sales	—	11.2	(.5)	10.7
Net acquisitions of property and equipment	—	(6.5)	(32.0)	(38.5)
Net cash flows provided from (used for) investing activities	66.4	(234.7)	505.9	337.6
Cash flows from financing activities:
Proceeds from issuance of common shares	1.1	—	—	1.1
Proceeds from issuance of debt	—	—	18.4	18.4
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	(2.0)	(28.3)	(30.3)
Dividends paid on common shares	(86.2)	—	—	(86.2)
Intercompany dividends and distributions	—	259.5	(259.5)	—
Net cash (used for) provided from financing activities	(85.1)	257.5	(269.4)	(97.0)
Effect of exchange rate changes on cash	—	(11.0)	—	(11.0)
Net decrease in cash during the year	—	(52.3)	(3.1)	(55.4)
Cash balances at beginning of the year	—	195.8	47.3	243.1
Cash balances at end of the year	$—	$143.5	$44.2	$187.7

Consolidating Statement of Cash Flows for the Year Ended December 31, 2004 (Dollars in Millions)	The Company	Other Entities	Fund American	Total
Net income (loss), excluding undistributed equity in earnings of subsidiaries	$(1.4)	$288.5	$131.6	$418.7
Charges (credits) to reconcile net income to cash flows from operating activities:
Excess of fair value of acquired net assets over cost	(40.7)	(130.7)	(9.1)	(180.5)
Net realized investment gains	(1.9)	(40.9)	(138.3)	(181.1)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(10.0)	(27.4)	(37.4)
Deferred income tax (benefit) provision	—	(181.8)	122.8	(59.0)
Other operating items:
Net Federal income tax payments	—	(58.8)	(27.7)	(86.5)
Net change in insurance and reinsurance premiums receivable	—	199.9	(109.9)	90.0
Net change in reinsurance recoverable on paid and unpaid losses	—	121.6	179.2	300.8
Net change in loss and LAE reserves	—	(221.3)	(529.1)	(750.4)
Net change in reserves for structured contracts	—	(56.3)	—	(56.3)
Net change in unearned insurance and reinsurance premiums	—	(177.0)	123.0	(54.0)
Net change in other assets and liabilities, net	(7.8)	303.7	(256.9)	39.0
Net cash flows (used for) provided from operations	(51.8)	36.9	(541.8)	(556.7)
Cash flow from investing activities:
Net decrease (increase) in short-term investments	(5.1)	509.0	264.3	768.2
Sales of fixed maturity investments	—	921.9	4,983.2	5,905.1
Maturities of fixed maturity investments	—	560.0	1,001.7	1,561.7
Sales of common equity securities and other investments	—	268.9	288.4	557.3
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	(32.6)	253.5	220.9
Purchases of fixed maturity investments	(242.1)	(1,430.5)	(5,484.7)	(7,157.3)
Purchases of common equity securities and other investments	—	(128.0)	(250.8)	(378.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(516.6)	(143.2)	(659.8)
Net change in unsettled investment purchases and sales	—	(299.8)	(37.4)	(337.2)
Net acquisitions of property and equipment	—	(1.1)	(12.5)	(13.6)
Net cash flows provided from (used for) investing activities	(247.2)	(148.8)	862.5	466.5
Cash flows financing activities:
Proceeds from issuance of common shares	307.8	—	—	307.8
Proceeds from issuance of debt	—	(27.0)	27.0	—
Repayments of debt	—	—	(25.0)	(25.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	(2.0)	(28.3)	(30.3)
Dividends paid on common shares	(9.1)	—	—	(9.1)
Intercompany dividends and distributions	—	309.6	(309.6)	—
Net cash provided from (used for) financing activities	298.7	280.6	(335.9)	243.4
Net increase (decrease) in cash during the year	(.3)	168.7	(15.2)	153.2
Cash balances at beginning of the year	.3	27.1	62.5	89.9
Cash balances at end of the year	$—	$195.8	$47.3	$243.1

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with GAAP in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2005. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2005.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2005 as stated in their report which appears on pages F-68 thought F-69.

March 7, 2006

By:	/s/ Steven E. Fass	By:	/s/ David T. Foy
	Steven E. Fass		David T. Foy
	Director, President and CEO		Executive Vice President and CFO
	(Principal Executive Officer)		(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

We have completed integrated audits of White Mountains Insurance Group, Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A which appears on page F-67, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Report of Independent Registered Public Accounting Firm (continued)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to  the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers

Boston, Massachusetts

March 7, 2006

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2005 and 2004 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2005 Three Months Ended				2004 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$1,058.1	$1,177.6	$1,170.9	$1,225.3	$1,248.1	$1,163.6	$1,119.1	$1,022.2
Expenses	1,050.3	1,308.4	977.8	1,002.4	1,132.4	1,241.7	1,022.5	908.6
Pre-tax earnings (loss)	7.8	(130.8)	193.1	222.9	115.7	(78.1)	96.6	113.6
Tax benefit (provision)	19.6	55.6	(55.4)	(56.3)	18.7	23.6	(44.4)	(44.9)
Equity in earnings of unconsolidated affiliates	5.9	8.9	9.1	9.7	10.6	3.7	4.9	18.2
Net income (loss) before extraordinary items	$33.3	$(66.3)	$146.8	$176.3	$145.0	$(50.8)	$57.1	$86.9

Net income (loss) before extraordinary items per share:
Basic	$3.10	$(6.16)	$13.64	$16.38	$13.48	$(4.72)	$6.30	$9.64
Diluted	2.82	(6.16)	13.64	16.24	13.48	(4.72)	5.56	8.52
Fully converted tangible book value per share	$342.51	$345.02	$359.11	$347.89	$342.52	$319.98	$312.82	$309.39

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2005

Millions	Cost	Fair value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities (1)	$2,081.8	$2.067.8
Corporate bonds and asset-backed securities	4,488.0	4,494.6
States, municipalities and political subdivisions	66.6	66.9
Convertibles and bonds with warrants attached	184.0	198.5
Foreign governments	683.0	688.1
Redeemable preferred stocks	45.0	66.8
Total fixed maturities	7,548.4	7,582.7
Short-term investments	727.8	727.8
Common equity securities:
Banks, trust and insurance companies	241.8	276.8
Public utilities	32.4	58.0
Industrial, miscellaneous and other	522.3	633.0
Total common equity securities	796.5	967.8
Other investments	510.8	588.1
Total investments	$9,583.5	$9.866.4

(1) Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

Note - fair value was equal to carrying value at December 31, 2005.

SCHEDULE II

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Registrant Only)

CONDENSED BALANCE SHEET

	December 31,
Millions	2005	2004
Assets:
Fixed maturity investments, at fair value	$193.5	$246.8
Short-term investments, at amortized cost	.4	16.2
Other assets	4.6	13.9
Investments in consolidated and unconsolidated affiliates	3,669.7	3,702.4
Total assets	$3,868.2	$3.979.3
Liabilities:
Long-term debt	$—	$—
Accounts payable and other liabilities	35.0	95.4
Total liabilities	35.0	95.4
Common shareholders’ equity	3,833.2	3,883.9
Total liabilities, convertible preference share and common shareholders’ equity	$3,868.2	$3,979.3

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2005	2004	2003
Revenues (including realized gains and Losses)	$47.1	$3.7	$(1.4)
Expenses	1.1	65.3	70.7
Pre-tax benefit (loss)	46.0	(61.6)	(72.1)
Income tax benefit (Provision)	(.6)	9.3	(.1)
Net income (loss)	45.4	(52.3)	(72.2)
Earnings from consolidated affiliates	244.7	430.3	352.8
Excess of fair value of acquired net assets over cost	—	40.7	—
Consolidated net income	290.1	418.7	280.6
Other comprehensive net income items, after-tax	(254.1)	176.5	79.0
Consolidated comprehensive net income	$36.0	$595.2	$359.6
Computation of net income available to common shareholders:
Consolidated net income	$290.1	$418.7	$280.6
Redemption value adjustment - Convertible Preference Shares	—	—	(49.5)
Net income available to common shareholders	$290.1	$418.7	$231.1

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2005	2004	2003
Net income	$290.1	$418.7	$280.6
Charges (credits) to reconcile net income to net cash from operations:
Excess of fair value of acquired net assets over cost	—	(40.7)	—
Net realized (gains) losses on sales of investments	(8.8)	(1.9)	1.1
Undistributed current earnings from consolidated subsidiaries	(209.7)	(420.1)	(352.8)
Net Federal income tax receipts	11.1	—	32.0
Net change in other assets and other liabilities	(64.0)	(7.8)	42.7
Net cash provided from (used for) operations	18.7	(51.8)	3.6
Cash flows from investing activities:
Net decrease (increase) in short-term investments	15.8	(5.1)	4.5
Purchase of investment securities	(99.3)	(242.1)	(.2)
Sales of investment securities	149.9	—	—
Net cash provided from (used for) investing activities	66.4	(247.2)	4.3
Cash flows from financing activities:
Proceeds from issuances of common share	1.1	307.8	1.5
Dividends paid on common share	(86.2)	(9.1)	(8.3)
Net cash (used for) provided from financing activities	(85.1)	298.7	(6.8)
Net (decrease) increase in cash during the year	—	(.3)	1.1
Cash balance at beginning of year	—	.3	(.8)
Cash balance at end of year	$—	$—	$.3

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:

December 31, 2005:
OneBeacon	$180.1	$5,713.4	$960.3	$—	$2,118.4	$238.1	$1,401.5	$390.7	$283.1	$2,121.1
WM Re	87.2	4,680.3	521.9	—	1,371.6	148.9	1,237.9	279.6	107.0	1,304.1
Esurance	21.1	93.7	99.8	—	306.8	9.8	206.2	90.8	37.2	349.1
Other insurance operations	—	(256.2)	—	—	1.8	29.3	12.6	0.1	1.6	1.8

December 31, 2004:
OneBeacon	$200.2	$5,475.5	$1,066.8	$—	$2,378.5	$221.4	$1,545.2	$442.3	$369.2	$2,459.1
WM Re	99.1	4,170.3	615.5	—	1,265.5	98.5	918.9	271.8	122.9	1,246.3
Esurance	8.9	63.0	57.2	—	176.5	3.5	122.4	30.3	26.8	199.4
Other insurance operations	—	(310.3)	—	—	—	7.9	4.6	—	1.5	—

December 31, 2003:
OneBeacon	$163.3	$6,241.2	$1,035.1	$—	$2,160.3	$223.7	$1,475.6	$394.2	$258.7	$1,972.5
WM Re	67.4	1,777.2	326.3	—	845.8	50.4	557.6	198.0	57.8	885.7
Esurance	1.9	39.1	33.9	—	99.9	1.3	81.0	18.8	20.4	116.4
Other insurance operations	1.0	(329.3)	14.1		31.7	2.8	23.9	4.0	10.2	33.1

(1)               The amounts shown exclude net investment income (expenses) relating to non-insurance operations of $65.3 million, $29.6 million and $12.7 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
Premiums earned	Gross	other	from other	Net	of amount
(Millions)	amount	companies	companies	amount	assumed to net
Year ended:

December 31, 2005:
OneBeacon	$2,175.8	$(160.1)	$102.7	$2,118.4	4.8%
WM Re	347.6	(760.6)	1,784.6	1,371.6	130.1%
Esurance	280.1	(2.4)	29.1	306.8	9.5%
Other insurance operations	—	(.1)	1.9	1.8	105.6%

December 31, 2004:
OneBeacon	$2,253.9	$(206.5)	$331.1	$2,378.5	13.9%
WM Re	310.4	(670.3)	1,625.4	1,265.5	128.4%
Esurance	153.6	(1.5)	24.4	176.5	13.8%
Other insurance operations	—	—	—	—	—%

December 31, 2003:
OneBeacon	$2,234.2	$(443.0)	$369.1	$2,160.3	17.1%
WM Re	6.5	(462.0)	1,301.3	845.8	153.9%
Esurance	69.2	—	30.7	99.9	30.7%
Other insurance operations	39.2	(7.6)	.1	31.7	.3%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtraction)
	Balance at	Charged to	Charged		Balance
	beginning	costs and	to other	Deduction	at end
Millions	of period	expenses	accounts	described (1)	of period
Years ended:

December 31, 2005:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balance	$36.9	$5.0	$(4.6)	$4.3	$41.6
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	27.0	1.9	(8.8)	.6	20.7

December 31, 2004:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$15.9	$5.7	$—	$15.3(2)	$36.9
Property and casually insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	23.0	(12.1)	3.2	12.9(2)	27.0

December 31, 2003:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$18.5	$—	$—	$(2.6)	$15.9
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	69.1	(26.0)	—	(20.1)	23.0

(1)          Represents net reinstatements (charge-offs) of balance receivables.

(2)          Include $17.8 million and $2.2 million of reinsurance recoverable on unpaid losses and property and casualty insurance and reinsurance premiums receivable, respectively, acquired from Sirius.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS (Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with registrant	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
								(1) Current Year	(2) Prior Year
OneBeacon:
2005	$180.1	$5,173.4	$214.3		$960.3	$2,118.4	$238.1	$1,306.5	$95.0	$390.7	$1,839.8	$2,121.1
2004	200.2	5,475.5	259.4	(2)	1,066.8	2,378.5	221.4	1,444.9	100.3	442.3	2,085.9	2,459.1
2003	163.3	6,241.2	294.5	(2)	1,035.1	2,160.3	223.7	1,337.2	138.4	394.2	2,284.5	1,972.5

WM Re:
2005	$87.2	$4,680.3	$39.5	(3)	$521.9	$1,371.6	$148.9	$1,186.8	$51.0	$279.6	$1,229.7	$1,304.1
2004	99.1	4,170.3	48.0	(3)	615.5	1,265.5	98.5	903.8	15.1	271.8	910.6	1,246.3
2003	67.4	1,777.2	—		326.3	845.8	50.4	541.7	14.9	198.0	373.8	885.7

Esurance:
2005	$21.1	$93.7	$—		$99.8	$306.8	$9.8	$213.9	$(7.7)	$90.8	$175.3	$349.1
2004	8.9	63.0	—		57.2	176.5	3.5	127.5	(5.1)	30.3	96.6	199.4
2003	1.9	39.1	—		33.9	99.9	1.3	80.5	.5	18.8	57.4	116.4

Other insurance operations:
2005	$—	$(256.2)	$317.5	(4)	$—	$1.8	$94.7	$—	$12.7	$0.1	$6.5	$1.8
2004	—	(310.3)	361.5	(4)	—	—	37.5	—	4.6	–	(2.2)	—
2003	1.0	(329.3)	413.1	(4)	14.1	31.7	15.5	23.1	2.0	4.0	15.0	33.1

50%-or-less owned property and casualty investees: (1)
2005	$31.2	$190.2	$—		$154.5	$233.8	$13.6	$149.3	$18.0	$62.8	$143.9	$240.8
2004	30.8	162.8	—		144.2	217.8	13.2	144.7	4.7	60.0	132.7	227.3
2003	28.2	140.6	—		132.4	198.0	11.7	127.5	4.4	55.2	119.6	213.8

(1)          The amounts shown represent White Mountains’ share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate.  The 2003 period excludes White Mountains’ share of Montpelier, which at that time was a 21% owned unconsolidated property and casualty reinsurance affiliate whose information is available publicity.

(2)          The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis.  OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.0%, 4.7% and 4.7% a December 31, 2005, 2004 and 2003).

(3)          The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’

(4)          The amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2005, 2004 and 2003, respectively.