Form 10-Q
period 2006-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2006-04-27
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

(Address of principal executive offices including zip code)

(201) 631-3300

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                 Accelerated filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

As of April 26, 2006, 10,780,053 common shares with a par value of $1.00 per share were outstanding (which includes 10,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Balance Sheets,
	March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Income and Comprehensive Income,
	Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Common Shareholders’ Equity,
	Three Months Ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	26

	Results of Operations - Three Months Ended	27
	March 31, 2006 and 2005

	Non-GAAP Financial Measures	35

	Liquidity and Capital Resources	35

	Critical Accounting Estimates	39

	Forward-Looking Statements	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	41

Items 1 through 6.		41

SIGNATURES		42

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in millions, except share amounts)	2006	2005
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,285.2 and $7,548.4)	$7,265.5	$7,582.7
Common equity securities, at fair value (cost: $898.8 and $796.5)	1,107.0	967.8
Short-term investments, at amortized cost (which approximates fair value)	949.7	727.8
Other investments (cost: $430.5 and $510.8)	506.8	588.1
Total investments	9,829.0	9,866.4
Cash	183.1	187.7
Reinsurance recoverable on unpaid losses	2,892.0	3,003.6
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,968.0	2,022.1
Reinsurance recoverable on paid losses	96.1	77.0
Insurance and reinsurance premiums receivable	1,099.2	1,014.3
Securities lending collateral	496.2	674.9
Funds held by ceding companies	566.1	620.4
Investments in unconsolidated insurance affiliates	437.5	479.7
Deferred tax asset	317.7	341.2
Deferred acquisition costs	312.2	288.4
Ceded unearned premiums	214.2	200.7
Investment income accrued	84.3	93.5
Accounts receivable on unsettled investment sales	45.7	21.7
Other assets	540.1	526.5
Total assets	$19,081.4	$19,418.1
Liabilities
Loss and loss adjustment expense reserves	$9,987.0	$10,231.2
Reserves for structured contracts	222.8	224.6
Unearned insurance and reinsurance premiums	1,742.4	1,582.0
Debt	779.1	779.1
Securities lending payable	496.2	674.9
Deferred tax liability	277.5	274.3
Ceded reinsurance payable	173.7	204.5
Funds held under reinsurance treaties	131.5	171.4
Accounts payable on unsettled investment purchases	165.7	43.4
Other liabilities	992.9	1,165.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	220.4	214.0
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	15,209.2	15,584.9
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,780,053 and 10,779,223 shares	10.8	10.8
Paid-in surplus	1,715.2	1,716.4
Retained earnings	1,983.4	1,899.8
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	167.6	233.9
Net unrealized foreign currency translation losses	(1.9)	(21.8)
Minimum pension liability and other	(2.9)	(4.0)
Unearned compensation - restricted common share awards	—	(1.9)
Total common shareholders’ equity	3,872.2	3,833.2
Total liabilities and common shareholders’ equity	$19,081.4	$19,418.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts)	2006	2005
Revenues:
Earned insurance and reinsurance premiums	$901.0	$955.0
Net investment income	98.5	173.9
Net realized investment gains	28.5	37.1
Other revenue	29.8	59.3
Total revenues	1,057.8	1,225.3
Expenses:
Loss and loss adjustment expenses	564.0	619.3
Insurance and reinsurance acquisition expenses	185.6	189.1
Other underwriting expenses	115.9	122.2
General and administrative expenses	47.5	37.7
Accretion of fair value adjustment to loss and loss adjustment expense reserves	5.2	9.9
Interest expense on debt	11.7	11.6
Interest expense - dividends on preferred stock subject to mandatory redemption	7.6	7.6
Interest expense - accretion on preferred stock subject to mandatory redemption	6.4	5.0
Total expenses	943.9	1,002.4

Pre-tax income	113.9	222.9

Income tax provision	(26.9)	(56.3)

Income before equity in earnings of unconsolidated affiliates	87.0	166.6

Equity in earnings of unconsolidated insurance affiliates	9.0	9.7

Net income	96.0	176.3

Change in net unrealized gains and losses for investments held	(33.2)	(61.4)
Change in foreign currency translation and other	21.0	(24.6)
Recognition of net unrealized gains and losses for investments sold	(23.9)	(40.0)
Comprehensive net income	$59.9	$50.3
Basic earnings per share	$8.92	$16.38
Diluted earnings per share	8.89	16.24
Dividends declared and paid per common share	$2.00	$2.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(millions)	equity	surplus	earnings	after-tax	compensation

Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)

Net income	96.0	—	96.0	—	—
Other comprehensive income, after-tax	(36.1)	—	—	(36.1)	—
Cumulative-effect adjustment - hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation	—	(1.9)	—	—	1.9
Dividends declared on common shares	(21.6)	—	(21.6)	—	—
Issuances of common shares	.2	.2	—	—	—
Amortization of restricted common share awards	.5	.5	—	—

Balances at March 31, 2006	$3,872.2	$1,726.0	$1,983.4	$162.8	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(millions)	equity	surplus	earnings	after-tax	compensation

Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

Net income	176.3	—	176.3	—	—
Other comprehensive income, after-tax	(126.0)	—	—	(126.0)	—
Dividends declared on common shares	(21.5)	—	(21.5)	—	—
Changes to accrued option expense	(1.0)	(1.0)	—	—	—
Issuances of common shares	.3	.3	—	—	—
Amortization of restricted common share awards	.5	—	—	—	.5

Balances at March 31, 2005	$3,912.5	$1,729.3	$1,850.7	$336.2	$(3.7)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(millions)	2006	2005

Cash flows from operations:
Net income	$96.0	$176.3
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(28.5)	(37.1)
Other operating items:
Net change in loss and loss adjustment expense reserves	(264.7)	(192.6)
Net change in reinsurance recoverable on paid and unpaid losses	147.8	99.3
Net change in unearned insurance and reinsurance premiums	156.2	90.1
Net change in funds held by ceding companies	55.0	13.4
Net change in deferred acquisition costs	(23.2)	(.3)
Net change in funds held under reinsurance treaties	(39.8)	4.9
Net change in insurance and reinsurance premiums receivable	(82.1)	(87.0)
Net change in other assets and liabilities, net	(162.3)	(307.4)
Net cash used for operations	(145.6)	(240.4)

Cash flows from investing activities:
Net change in short-term investments	(218.1)	6.8
Sales of fixed maturity investments	1,077.9	1,177.7
Maturities, calls and paydowns of fixed maturity investments	223.2	382.8
Sales of common equity securities	62.8	170.5
Sales of other investments	12.7	18.4
Purchases of other investments	(14.8)	(24.2)
Purchases of common equity securities	(132.0)	(150.4)
Purchases of fixed maturity investments	(935.5)	(1,220.4)
Net change in unsettled investment purchases and sales	98.4	(64.1)
Net acquisitions of property and equipment	(6.3)	(.8)
Net cash provided from investing activities	168.3	296.3

Cash flows from financing activities:
Cash dividends paid to common shareholders	(21.6)	(21.5)
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Proceeds from issuances of common shares	.1	.3
Net cash used for financing activities	(29.1)	(28.8)
Effect of exchange rate changes on cash	1.8	(8.9)
Net (decrease) increase in cash during the period	(4.6)	18.2
Cash balances at beginning of period	187.7	243.1
Cash balances at end of period	$183.1	$261.3
Supplemental cash flows information:
Interest paid	$(.9)	$(.9)
Net Federal income taxes received (paid)	17.5	(4.7)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company is an exempted Bermuda limited liability company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company’s principal executive office is located at Harborside Financial Center, Plaza 5, Jersey City, New Jersey 07311-1114 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations, as defined below.

The OneBeacon segment consists of the OneBeacon Insurance Group LLC family of companies (collectively “OneBeacon”), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers lead reinsurance capacity for property, casualty, accident & health, aviation and marine exposures on a worldwide basis through its reinsurance subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its parent, Folksamerica Holding Company, “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”), which has been a wholly-owned subsidiary of White Mountains since 2004. White Mountains’ reinsurance operations also include its wholly-owned subsidiaries Sirius America Insurance Company (“Sirius America”), which provides primary insurance programs in the United States, Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002, as well as White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, “WMU”). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

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

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2005 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Recently Adopted Accounting Pronouncements

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“FAS”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”), which is a revision to FAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”). Effective January 1, 2006, White Mountains has adopted FAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, FAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of White Mountains incentive stock options (“Options”), restricted common share awards (“Restricted Shares”) and performance share awards, as well as new awards will be subject to the fair value measurement and recognition requirements of FAS 123R.

White Mountains’ share-based compensation plans consist primarily of performance shares with limited use of Restricted Shares and a one-time grant of Options in 2000.  Prior to adoption of FAS 123R,  White Mountains accounted for these plans under the recognition and measurement principles of APB 25 and FIN 28, and adopted the disclosure provisions of FAS 123.

Under APB 25 and FIN 28, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. The compensation cost recognized for White Mountains’ Restricted Shares under APB 25 was based upon fair value of the award at the date of issuance and was charged to compensation expense ratably over the service period. Forfeitures were recognized as they occurred. Upon adoption of FAS 123R an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares and Restricted Shares.  The effect of this change was immaterial.

White Mountains’ Options have an escalating exercise price and vest on a pro rata basis over the service period. As a result, the Company’s outstanding Options were accounted for as variable awards under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying common shares and forfeitures recognized as they occurred.  Upon adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Options.

The following table illustrates the pro forma effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to its Options at that time. The fair value of each option award at the grant date (February 28, 2000) was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

Millions, except per share amounts	Three Months Ended March 31, 2005
Net income, as reported	$176.3
Less: Option income included in reported net income under APB 25 and FIN 28	1.0
Option expense determined under FAS 123	—
Net income, pro forma	$175.3
Earnings per share:
Basic - as reported	$16.38
Basic - pro forma	16.29
Diluted - as reported	$16.24
Diluted - pro forma	16.14

Performance Shares

For purposes of this presentation, performance shares include both performance shares granted under White Mountains’ Long-Term Incentive Plan and performance shares and phantom performance shares granted under subsidiary performance plans.

                The following summarizes performance share activity for the three months ended March 31, 2006 and 2005:

	2006			2005
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense		Target Performance Shares Outstanding	Accrued Expense
Beginning January 1,	183,317	$100.5		368,646	$340.0
Payments and deferrals	(64,100)	(57.0	)(1)	(212,611)	(234.5	)(2)
Forfeitures and cancellations	(5,039)	(1.4)		(1,185)	(1.4)
New awards	71,185	—		67,090	—
Expense recognized	—	16.8		—	9.7
Ending March 31,	185,363	$58.9		221,940	$113.8

(1)  Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

(2)  Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 160% to 180% of target.

                The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2006 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2004 - 2006	63,300	$40.4
2005 - 2007	55,631	15.5
2006 - 2008	71,185	4.3
Subtotal	190,116	$60.2
Assumed forfeitures	(4,753)	(1.3)
Total at March 31, 2006	185,363	$58.9

If 100% of the outstanding performance shares had been vested on March 31, 2006, the total additional compensation cost to be recognized would have been $80.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2002-2004 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards for the three month periods ended March 31, 2006 and 2005:

	2006		2005
		Unamortized		Unamortized
	Restricted	Grant Date	Restricted	Grant Date
Millions, except share amounts	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1,	13,000	$1.9	15,000	$4.2
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Expense recognized	—	(.5)	—	(.5)
Non-vested at March 31,	13,000	$1.4	15,000	$3.7

Of the 13,000 Restricted Shares outstanding at March 31, 2006, 3,000 cliff vested on April 1, 2006 and 10,000 are scheduled to cliff vest on February 23, 2007.  The unrecognized compensation cost of $1.4 million at March 31, 2006 related to outstanding Restricted Shares is expected to be recognized over the remaining vesting period.  Vesting is dependent on continuous service by the employee throughout the award period.  Upon vesting, all restrictions initially placed upon the common shares lapse.

Upon adopting FAS 123R, on January 1, 2006 White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption.

Options

The Company issued 81,000 Options to certain key employees on February 28, 2000 (the grant date).  There have been no further Option issuances. The Options were issued at an exercise price equal to the market price of the underlying common shares on February 27, 2000.  The exercise price escalates by 6% per annum, compounded daily over the life of the Options. The Options vest ratably over a ten-year service period.

The following summarizes the Company’s Option activity for the three month periods ended March 31, 2006 and  2005:

	Three Months Ended March 31,
Millions, except share and per share amounts	2006	2005
Opening balance - outstanding Options	34,280	46,530
Vested during period	—	—
Forfeited	—	—
Exercised	(830)	(1,800)
Ending balance - outstanding Options	33,450	44,730

Outstanding Options - exercisable	8,250	8,730
Exercise price - outstanding Options, beginning of year	$149.25	$140.80
Intrinsic value of Options exercised	.3	.9
Exercise price - outstanding Options, end of period	151.40	142.83

Compensation expense	$—	$(1.0)

The total in-the-money value of all outstanding Options and those Options currently exercisable at March  31, 2006 was $14.8 million and $3.6 million, respectively. The remaining term of all outstanding Options is 4.0 years.  White Mountains expects approximately 6,300 Options to become exercisable in 2006 and will issue common shares when the Options are exercised.

Hybrid Financial Instruments

On February 16, 2006, the FASB issued FAS No. 155,” Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140” (“FAS 155”). The Statement eliminates the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis. Changes in fair value are recorded as realized gains. The fair value election may be applied upon adoption of the statement for hybrid instruments that had been bifurcated under FAS 133 prior to adoption. The Statement is effective for fiscal years commencing after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year.

White Mountains has adopted FAS 155 effective January 1, 2006.  Prior to adopting this statement, White Mountains had bifurcated the equity conversion option in its investment in convertible bonds. Changes in the fair value of the host instrument, the convertible bonds, were recorded as unrealized gains (losses) on investments while changes in the fair value of the equity conversion option were recorded as realized investment gains (losses).  At December 31, 2005, White Mountains had recorded $283.5 million related to the host instrument in fixed maturity investments and $99.8 million for the equity conversion option in other investments.  Upon adopting FAS 155, White Mountains recorded an adjustment of $9.2 million to reclassify net unrealized gains on investments (gross gains of $9.8 million and gross losses of $.6 million)  to opening retained earnings to reflect the cumulative effect of adoption.  At March 31, 2006, White Mountains had $300.4 million of convertible bonds recorded in fixed maturity investments.

Accounting Changes

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). The Statement applies to all voluntary changes in accounting principles and requires that such changes be applied retrospectively to prior periods unless doing so is impracticable. The Statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions. FAS 154 did not have an impact on White Mountains’ financial position or its results of operations.

Note 2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
Millions	2006	2005
Gross beginning balance	$10,231.2	$9,398.5
Less beginning reinsurance recoverable on unpaid losses	(5,025.7)	(3,797.4)
Net loss and LAE reserves	5,205.5	5,601.1

Loss and LAE incurred relating to:
Current year losses	553.8	620.3
Prior year losses (1)	10.2	(1.0)
Total incurred losses and LAE	564.0	619.3

Accretion of fair value adjustment to loss and LAE reserves	5.2	9.9
Foreign currency translation adjustment to loss and LAE reserves	8.0	5.5

Loss and LAE paid relating to:
Current year losses	(157.3)	(108.5)
Prior year losses	(498.4)	(600.3)
Total loss and LAE payments	(655.7)	(708.8)

Net ending balance	5,127.0	5,527.0
Plus ending reinsurance recoverable on unpaid losses	4,860.0	3,672.8
Gross ending balance	$9,987.0	$9,199.8

(1)                                  During the three months ended March 31, 2005, White Mountains Re recorded $6 million of unfavorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition.

During the three months ended March 31, 2006, White Mountains experienced $10.2 million of net unfavorable development on prior accident year loss reserves.  White Mountains Re experienced adverse development on the 2005 storms of $36 million ($8 million, $18 million and $10 million on Katrina, Rita and Wilma, respectively), which was partially offset by $26 million in favorable development, primarily from White Mountains Re’s property lines not impacted by catastrophes.

During the three months ended March 31, 2005, White Mountains did not experience any material net favorable or unfavorable development on prior accident year loss reserves.

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius’ acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $5.2 million and $9.9 million of such charges for the three months ended March 31, 2006 and 2005, respectively.

As a result of a re-evaluation during the first quarter of 2006 of the remaining run-off contracts at Scandinavian Re, White Mountains Re reduced its unallocated loss adjustment expense reserve by approximately $6.5 million and has modified the accretion of its net fair value adjustment established in purchase accounting. The change in accretion, which will be made prospectively over the remaining amortization period, resulted in approximately $0.6 million of income for the first quarter 2006 compared to an expense of $3.4 million for the comparable period in the prior year.

Note 3. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2006, OneBeacon had $23.2 million of reinsurance recoverables on paid losses and $3,288.9 million (gross of $255.1 million in purchase accounting adjustments, as described in Note 2) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

	Balance at		A.M. Best
Top Reinsurers (dollars in millions)	March 31, 2006	% of Total	Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,299.7	69%	A++
Liberty Mutual Insurance Group and subsidiaries (3)	87.3	3	A
American Re-Insurance Company	52.6	2	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	52.8	2	A++
Swiss Re	24.2	1	A+

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)                                  Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $417 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)                                  At March 31, 2006, OneBeacon had assumed balances payable and expenses payable of approximately $3.8 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from NICO for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2006 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $784 million of these incurred losses have been paid by NICO through March 31, 2006. At March 31, 2006, $26.2 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At March 31, 2006, White Mountains Re had $72.5 million of reinsurance recoverables on paid losses and $1,800.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. Amounts due from certain of its reinsurers, including Olympus Reinsurance Company (“Olympus”), London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. (“London Life”) and Imagine Insurance Company, Limited (“Imagine Re”), are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

	Balance at		A.M. Best		%
Top Reinsurers (dollars in millions)	March 31, 2006	% of Total	Rating (1)		Collateralized
Olympus	$864.4	46%	N/A		100%
Imagine Re	191.2	10	A	-	100%
London Life	118.9	6	A		100%
Subsidiaries of Berkshire (GRC & affiliates)	72.3	4	A	++	—
ACE INA Group	67.3	4	A		2%

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings) and “A-” (Excellent, which is the fourth highest of fifteen ratings).

At March 31, 2006, White Mountains Re had $864.4 million of reinsurance recoverables from Olympus.  White Mountains Re’s reinsurance recoverables from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

Effective January 1, 2006, Sirius International no longer cedes any of its business to Olympus and Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms.  Under its revised arrangements, for an override commission on premiums ceded, Folksamerica will cede up to 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine, to Olympus and a newly-formed reinsurer, Helicon Reinsurance Company, Ltd. (“Helicon”).  Olympus and Helicon share approximately 56% and 44%, respectively, in this up to 35% cession.  The 2005 and prior underwriting year business of Sirius International and Folksamerica will continue to run-off with Olympus and it is expected that the majority of the risk exposures will expire by the end of the second quarter of 2006. White Mountains Re cannot guarantee that Olympus and/or Helicon will have sufficient capital to pay amounts owed resulting from one or more future catastrophes.

Note 4.  Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended March 31,
Millions	2006	2005
Investment income:
Fixed maturity investments	$81.9	$81.4
Short-term investments	9.3	8.3
Common equity securities	6.8	41.5
Other	2.9	46.3
Total investment income	100.9	177.5
Less investment expenses	(2.4)	(3.6)
Net investment income, pre-tax	$98.5	$173.9

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. For the three months ended March 31, 2006 and 2005, White Mountains also recorded $1.0 million and $4.9 million, respectively, in pre-tax investment income from Montpelier’s regular quarterly dividend.

The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended March 31,
Millions	2006	2005
Fixed maturity investments	$6.8	$18.0
Common equity securities	15.2	34.0
Other investments	6.5	(14.9)
Net realized investment gains, pre-tax	$28.5	$37.1

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), White Mountains accounts for its Montpelier warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment losses of $12.7 million for the three months ended March 31, 2006 and investment losses of $20.4 million for the three months ended March 31, 2005 related to its Montpelier warrants.

White Mountains owns 7,172,358 warrants. The Montpelier warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

The following table summarizes the carrying value of White Mountains’ investment in Montpelier as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
		Fair		Fair
Millions	Shares	Value	Shares	Value
Montpelier
Common shares	6.3	$100.0	6.3	$115.9
Warrants to acquire common shares	7.2	37.9	7.2	50.6
Total investment in Montpelier	13.5	$137.9	13.5	$166.5

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
Millions	2006	2005
Investment securities:
Gross unrealized investment gains	$402.7	$368.4
Gross unrealized investment losses	(122.8)	(68.8)
Net unrealized gains from investment securities	279.9	299.6
Net unrealized gains (losses) from investments in unconsolidated insurance affiliates	(24.5)	32.5
Total net unrealized investment gains, before tax	255.4	332.1
Income taxes attributable to such gains	(87.8)	(98.2)
Total net unrealized investment gains, after-tax	$167.6	$233.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006
				Net foreign
	Cost or	Gross	Gross	currency
	amortized	unrealized	unrealized	gains	Carrying
Millions	cost	gains	losses	(losses)	value
U.S. Government obligations	$1,544.1	$2.8	$(21.6)	$—	$1,525.3
Debt securities issued by industrial corporations	2,862.8	60.8	(58.4)	(20.7)	2,844.5
Municipal obligations	63.1	.7	(.7)	—	63.1
Asset-backed securities	2,097.3	6.5	(13.3)	7.0	2,097.5
Foreign government obligations	676.1	4.8	(5.4)	(4.1)	671.4
Preferred stocks	41.8	17.8	(.3)	4.4	63.7
Total fixed maturity investments	$7,285.2	$93.4	$(99.7)	$(13.4)	$7,265.5

	December 31, 2005
				Net foreign
	Cost or	Gross	Gross	currency
	amortized	unrealized	unrealized	gains	Carrying
Millions	cost	gains	losses	(losses)	value
U.S. Government obligations	$1,785.9	$6.6	$(16.5)	$—	$1,776.0
Debt securities issued by industrial corporations	2,843.4	78.2	(28.5)	(25.1)	2,868.0
Municipal obligations	66.6	.9	(.6)	—	66.9
Asset-backed securities	2,124.5	3.4	(16.1)	5.1	2,116.9
Foreign government obligations	683.0	8.0	(3.1)	.2	688.1
Preferred stocks	45.0	17.8	(.2)	4.2	66.8
Total fixed maturity investments	$7,548.4	$114.9	$(65.0)	$(15.6)	$7,582.7

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$898.8	$227.5	$(19.4)	$.1	$1,107.0
Other investments	$430.5	$80.0	$(3.7)	$—	$506.8

	December 31, 2005
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$796.5	$175.3	$(2.9)	$(1.1)	$967.8
Other investments	$510.8	$78.2	$(.9)	$—	$588.1

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2006 (excluding short-term investments):

	March 31, 2006
	0-6	6-12	> 12
Dollars in millions	Months	Months	Months	Total
Fixed maturity investments:
Number of positions	294	222	274	790
Market value	$1,923.0	$1,510.4	$1,258.3	$4,691.7
Amortized cost	$1,940.1	$1,551.7	$1,299.6	$4,791.4
Unrealized loss	$(17.1)	$(41.3)	$(41.3)	$(99.7)
Common equity securities:
Number of positions	38	2	—	40
Market value	$140.4	$2.0	$—	$142.4
Cost	$159.3	$2.5	$—	$161.8
Unrealized loss	$(18.9)	$(.5)	$—	$(19.4)
Other investments:
Number of positions	5	7	2	14
Market value	$10.6	$5.0	$25.2	$40.8
Cost	$11.5	$6.3	$26.7	$44.5
Unrealized loss	$(.9)	$(1.3)	$(1.5)	$(3.7)
Total:
Number of positions	337	231	276	844
Market value	$2,074.0	$1,517.4	$1,283.5	$4,874.9
Amortized cost	$2,110.9	$1,560.5	$1,326.3	$4,997.7
Unrealized loss	$(36.9)	$(43.1)	$(42.8)	$(122.8)
% of total gross unrealized losses	30.0%	35.1%	34.9%	100.0%

For the three months ended March 31, 2006, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2006 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2006 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of March 31, 2006, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 5.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unearned restricted common shares (“Restricted Shares”).  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Basic earnings per share numerators (in millions):
Net income	$96.0	$176.3
Diluted earnings per share numerators (in millions):
Net income	$96.0	$176.3
Other effects on diluted earnings (1)	—	(1.0)
Adjusted net income	$96.0	$175.3
Earnings per share denominators (in thousands):
Basic earnings per share denominator (average common shares outstanding)	10,767	10,760
Average outstanding dilutive options	35	35
Diluted earnings per share denominator (2)	10,802	10,795
Basic earnings per share (in dollars)	$8.92	$16.38
Diluted earnings per share (in dollars)	$8.89	$16.24

(1)          The diluted earnings per share numerator for the three months ended March 31, 2005 has been adjusted to exclude $1.0 million of negative expense associated with outstanding options to acquire Common Shares (see note below).

(2)          The diluted earnings per share denominator for the three months ended March 31, 2006 and 2005 includes the effects of options to acquire an average of 33,865 and 45,630 common shares, respectively, at an average strike price of $150.67 and $142.14, respectively, per Common Share.

Note 6.  Segment Information

White Mountains has determined that its reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (1) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (2) the manner in which the Company’s subsidiaries and affiliates are organized; (3) the existence of primary managers responsible for specific subsidiaries and affiliates; and (4) the organization of information provided to the Board of Directors. Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Certain amounts in prior periods have been reclassified to conform with the current presentation. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2006
Earned insurance and reinsurance premiums	$480.2	$315.6	$105.2	$—	$901.0
Net investment income	42.2	41.1	3.6	11.6	98.5
Net realized investment gains (losses)	27.3	2.5	.9	(2.2)	28.5
Other revenue	17.2	4.4	2.1	6.1	29.8
Total revenues	566.9	363.6	111.8	15.5	1,057.8
Losses and LAE	303.7	186.6	75.2	(1.5)	564.0
Insurance and reinsurance acquisition expenses	86.3	70.3	29.0	—	185.6
Other underwriting expenses	83.9	20.4	11.1	.5	115.9
General and administrative expenses	16.3	2.2	—	29.0	47.5
Accretion of fair value adjustment to loss and LAE reserves	—	(.6)	—	5.8	5.2
Interest expense on debt	.7	.4	—	10.6	11.7
Interest expense on preferred stock subject to mandatory redemption	—	—	—	14.0	14.0
Total expenses	490.9	279.3	115.3	58.4	943.9
Pre-tax income	$76.0	$84.3	$(3.5)	$(42.9)	$113.9

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2005
Earned insurance and reinsurance premiums	$545.4	$349.7	$59.9	$—	$955.0
Net investment income	87.8	31.9	2.1	52.1	173.9
Net realized investment gains (losses)	45.8	7.9	1.0	(17.6)	37.1
Other revenue	16.6	19.8	.9	22.0	59.3
Total revenues	695.6	409.3	63.9	56.5	1,225.3
Losses and LAE	338.6	239.1	40.9	.7	619.3
Insurance and reinsurance acquisition expenses	100.1	75.4	13.6	—	189.1
Other underwriting expenses	80.8	33.6	7.5	.3	122.2
General and administrative expenses	16.3	2.3	—	19.1	37.7
Accretion of fair value adjustment to loss and LAE reserves	—	3.4	—	6.5	9.9
Interest expense on debt	.3	.6	—	10.7	11.6
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.6	12.6
Total expenses	536.1	354.4	62.0	49.9	1,002.4
Pre-tax income	$159.5	$54.9	$1.9	$6.6	$222.9

NOTE 7.  Investments in Unconsolidated Insurance Affiliates

                White Mountains’ investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not own more than 50% of the entity.

Symetra

White Mountains owns 24% of the common shares of Symetra on a fully converted basis, consisting of 2 million common shares and warrants to acquire an additional 1.1 million common shares. White Mountains accounts for its investment in Symetra’s common shares using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

The following table provides summary financial amounts recorded by White Mountains during the three months ended March 31, 2006 and 2005 relating to its investment in Symetra:

	2006			2005
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$263.9	$47.8	$311.7	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	6.8	—	6.8	6.8	—	6.8
Net unrealized gains (losses) from Symetra’s equity portfolio and other	1.8	—	1.8	(.1)	—	(.1)
Net unrealized losses from Symetra’s fixed maturity portfolio	(56.8)	—	(56.8)	(24.5)	—	(24.5)
Increase in value of warrants	—	4.6	4.6	—	2.1	2.1
Carrying value of investment in Symetra as of March 31 (2)	$215.7	$52.4	$268.1	$249.9	$39.4	$289.3

(1) Equity in earnings is net of tax of $0.

(2) Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of ($32.6) million   and $32.1 million as of March 31, 2006 and 2005, respectively.

MSA

White Mountains owns 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a subsidiary of Main Street America Group Mutual Holdings, Inc., and accounts for this investment using the equity method of accounting. For the three months ended March 31, 2006, White Mountains recorded after-tax net income of $2.2 million from its investment in MSA and $1.2 million of after-tax equity in MSA’s unrealized investment losses. For the three months ended March 31, 2005, White Mountains recorded $3.1 million of after-tax equity in earnings and $3.4 million of after-tax equity in MSA’s unrealized investment losses. As of March 31, 2006 and December 31, 2005, White Mountains’ investment in MSA totaled $169.5 million and $168.0 million, respectively.

Note 8. Consolidating Financial Information

The Company has fully and unconditionally guaranteed the Senior Notes issued in 2003 by its wholly-owned subsidiary, Fund American Companies, Inc. (“Fund American”). The following tables present White Mountains’ consolidating balance sheets as of March 31, 2006 and December 31, 2005, statements of income for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of March 31, 2006

(Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$15.7	$3,929.8	$3,320.0	$—	$7,265.5
Common equity securities, at fair value	—	412.0	695.0	—	1,107.0
Short-term investments, at amortized cost	17.2	578.4	354.1	—	949.7
Other investments	—	279.3	227.5	—	506.8
Total investments	32.9	5,199.5	4,596.6	—	9,829.0
Cash	.4	143.0	39.7	—	183.1
Reinsurance recoverable on paid and unpaid losses	—	1,872.9	3,083.2	—	4,956.1
Insurance and reinsurance premiums receivable	—	498.3	600.9	—	1,099.2
Securities lending collateral	—	182.9	313.3	—	496.2
Funds held by ceding companies	—	566.1	—	—	566.1
Investments in unconsolidated insurance affiliates	52.4	215.7	169.4	—	437.5
Deferred tax asset	—	102.8	212.9	2.0	317.7
Deferred acquisition costs	—	102.0	210.2	—	312.2
Ceded unearned premiums	—	190.8	23.4	—	214.2
Accounts receivable on unsettled investment sales	—	14.4	31.3	—	45.7
Investment income accrued	.1	47.6	36.6	—	84.3
Investment in consolidated subsidiaries	3,686.1	—	—	(3,686.1)	—
Other assets	103.3	134.1	402.8	(100.1)	540.1
Total assets	$3,875.2	$9,270.1	$9,720.3	$(3,784.2)	$19,081.4
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,741.8	$5,245.2	$—	$9,987.0
Reserves for structured contracts	—	222.8	—	—	222.8
Unearned insurance and reinsurance premiums	—	679.9	1,062.5	—	1,742.4
Securities lending payable	—	182.9	313.3	—	496.2
Debt	—	34.2	744.9	—	779.1
Deferred tax liability	—	275.5	—	2.0	277.5
Ceded reinsurance payable	—	104.0	69.7	—	173.7
Funds held under reinsurance treaties	—	126.5	5.0	—	131.5
Accounts payable on unsettled investment purchases	3.0	70.3	92.4	—	165.7
Other liabilities	—	611.8	481.2	(100.1)	992.9
Preferred stock subject to mandatory redemption	—	20.0	220.4	—	240.4
Total liabilities	3.0	7,069.7	8,234.6	(98.1)	15,209.2
Common shareholders’ equity	3,872.2	2,200.4	1,485.7	(3,686.1)	3,872.2
Total liabilities and common shareholders’ equity	$3,875.2	$9,270.1	$9,720.3	$(3,784.2)	$19,081.4

Consolidating Balance Sheet as of December 31, 2005

Millions	The Company	Other Entities	Fund American	Eliminations	Total
ASSETS
Fixed maturity investments, at fair value	$193.5	$3,772.4	$3,616.8	$—	$7,582.7
Common equity securities, at fair value	—	376.5	591.3	—	967.8
Short-term investments, at amortized cost	.4	482.1	245.3	—	727.8
Other investments	—	308.7	279.4	—	588.1
Total investments	193.9	4,939.7	4,732.8	—	9,866.4
Cash	—	143.5	44.2	—	187.7
Reinsurance recoverable on paid and unpaid losses	—	1,931.2	3,171.5	—	5,102.7
Insurance and reinsurance premiums receivable	—	406.4	607.9	—	1,014.3
Securities lending collateral	—	227.8	447.1	—	674.9
Funds held by ceding companies	—	620.4	—	—	620.4
Investments in unconsolidated insurance affiliates	47.8	263.9	168.0	—	479.7
Deferred tax asset	—	98.1	241.8	1.3	341.2
Deferred acquisition costs	—	84.0	204.4	—	288.4
Ceded unearned premiums	—	172.7	28.0	—	200.7
Investment income accrued	1.1	46.1	46.3	—	93.5
Accounts receivable on unsettled investment sales	—	18.7	3.0	—	21.7
Investments in consolidated subsidiaries	3,621.9	—	—	(3,621.9)	—
Other assets	3.5	123.0	400.0	—	526.5
Total assets	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,815.8	$5,415.4	$—	$10,231.2
Reserves for structured contracts	—	224.6	—	—	224.6
Unearned insurance and reinsurance premiums	—	539.2	1,042.8	—	1,582.0
Debt	—	34.2	744.9	—	779.1
Securities lending payable	—	227.8	447.1	—	674.9
Deferred tax liability	—	273.0	—	1.3	274.3
Ceded reinsurance payable	—	123.3	81.2	—	204.5
Funds held under reinsurance treaties	—	167.0	4.4	—	171.4
Accounts payable on unsettled investment purchases	—	41.5	1.9	—	43.4
Other liabilities	35.0	471.0	659.5	—	1,165.5
Preferred stock subject to mandatory redemption	—	20.0	214.0	—	234.0
Total liabilities	35.0	6,937.4	8,611.2	1.3	15,584.9
Common shareholders’ equity	3,833.2	2,138.1	1,483.8	(3,621.9)	3,833.2
Total liabilities and common shareholders’ equity	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1

Consolidating Statement of Income

Three Months Ended March 31, 2006

(Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$394.2	$506.8	$—	$901.0
Net investment income	1.7	46.8	50.0	—	98.5
Net realized investment gains (losses)	3.0	(2.4)	27.9	—	28.5
Other revenue	.1	6.3	23.5	(.1)	29.8
Total revenues	4.8	444.9	608.2	(.1)	1,057.8
Losses and LAE	—	227.8	336.2	—	564.0
Insurance and reinsurance acquisition expenses	—	98.1	87.5	—	185.6
Other underwriting expenses	—	31.4	84.5	—	115.9
General and administrative expenses	7.3	6.4	33.9	(.1)	47.5
Accretion of fair value adjustment to loss and LAE reserves	—	(.5)	5.7	—	5.2
Interest expense on debt	—	.4	11.3	—	11.7
Interest expense - dividends and accretion on preferred stock	—	.5	13.5	—	14.0
Total expenses	7.3	364.1	572.6	(.1)	943.9
Pre-tax income (loss)	(2.5)	80.8	35.6	—	113.9
Income tax provision	(3.6)	(5.8)	(17.5)	—	(26.9)
Equity in earnings of consolidated subsidiaries	102.1	—	—	(102.1)	—
Equity in earnings of unconsolidated insurance affiliates	—	6.8	2.2	—	9.0
Net income	$96.0	$81.8	$20.3	$(102.1)	$96.0

Consolidating Statement of Income

Three Months Ended March 31, 2005

(Dollars in Millions)	The Company	Other Entities	Fund American	Eliminations	Total
Earned insurance and reinsurance premiums	$—	$419.5	$535.5	$—	$955.0
Net investment income	1.8	77.7	94.4	—	173.9
Net realized investment gains (losses)	2.1	(11.5)	46.5	—	37.1
Other revenue	13.6	20.6	25.1	—	59.3
Total revenues	17.5	506.3	701.5	—	1,225.3
Loss and LAE	—	276.5	342.8	—	619.3
Insurance and reinsurance acquisition expenses	—	96.6	92.5	—	189.1
Other underwriting expenses	—	41.0	81.2	—	122.2
General and administrative expenses	4.4	8.4	24.9	—	37.7
Accretion of fair value adjustment to loss and LAE reserves	—	3.4	6.5	—	9.9
Interest expense on debt	—	.6	11.0	—	11.6
Interest expense - dividends and accretion on preferred stock	—	.5	12.1	—	12.6
Total expenses	4.4	427.0	571.0	—	1,002.4
Pre-tax income	13.1	79.3	130.5	—	222.9
Income tax provision	—	(5.8)	(50.5)	—	(56.3)
Equity in earnings of consolidated subsidiaries	163.2	—	—	(163.2)	—
Equity in earnings of unconsolidated insurance affiliates	—	6.9	2.8	—	9.7
Net income	$176.3	$80.4	$82.8	$(163.2)	$176.3

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2006

(Dollars in Millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income (loss), excluding undistributed equity in earnings of subsidiaries	$(6.1)	$81.8	$20.3	$96.0
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment (gains) losses	(3.0)	2.4	(27.9)	(28.5)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(94.5)	(170.2)	(264.7)
Net change in reinsurance recoverable on paid and unpaid losses	—	59.4	88.4	147.8
Net change in unearned insurance and reinsurance premiums	—	136.5	19.7	156.2
Net change in funds held by ceding companies	—	55.0	—	55.0
Net change in deferred acquisition costs	—	(17.4)	(5.8)	(23.2)
Net change in funds held under reinsurance treaties	—	(40.4)	.6	(39.8)
Net change in insurance and reinsurance premiums receivable	—	(89.1)	7.0	(82.1)
Net change in other assets and liabilities, net	7.4	(53.5)	(116.2)	(162.3)
Net cash flows (used for) provided from operations	(1.7)	40.2	(184.1)	(145.6)
Cash flows from investing activities:
Net change in short-term investments	(16.7)	(92.6)	(108.8)	(218.1)
Sales of fixed maturity investments	153.7	481.1	443.1	1,077.9
Maturities, calls and paydowns of fixed maturity investments	—	74.9	148.3	223.2
Sales of common equity securities	—	15.6	47.2	62.8
Sales of other investments	—	11.8	.9	12.7
Purchases of other investments	—	(5.1)	(9.7)	(14.8)
Purchases of common equity securities	—	(18.5)	(113.5)	(132.0)
Purchases of fixed maturity investments	(110.9)	(561.9)	(262.7)	(935.5)
Net change in unsettled investment purchases and sales	3.0	33.3	62.1	98.4
Net acquisitions of property and equipment	—	(.1)	(6.2)	(6.3)
Net cash flows provided from (used for) investing activities	29.1	(61.5)	200.7	168.3
Cash flows from financing activities:
Dividends paid on common shareholders	(21.6)	—	—	(21.6)
Dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of common shares	.1	—	—	.1
Intercompany dividends and distributions	(5.5)	19.5	(14.0)	—
Net cash (used for) provided from financing activities	(27.0)	19.0	(21.1)	(29.1)
Effect of exchange rate changes on cash	—	1.8	—	1.8
Net (decrease) increase in cash during period	.4	(.5)	(4.5)	(4.6)
Cash balances at beginning of period	—	143.5	44.2	187.7
Cash balances at end of period	$.4	$143.0	$39.7	$183.1

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2005

(Dollars in Millions)	The Company	Other Entities	Fund American	Total
Cash flows from operations:
Net income, excluding undistributed equity in earnings of subsidiaries	$13.1	$80.4	$82.8	$176.3
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment (gains) losses	(2.1)	11.5	(46.5)	(37.1)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	9.2	(201.8)	(192.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	8.2	91.1	99.3
Net change in unearned insurance and reinsurance premiums	—	70.6	19.5	90.1
Net change in funds held by ceding companies	—	13.4	—	13.4
Net change in deferred acquisition costs	—	9.7	(10.0)	(.3)
Net change in funds held under reinsurance treaties	—	5.9	(1.0)	4.9
Net change in insurance and reinsurance premiums receivable	—	(.6)	(86.4)	(87.0)
Net change in other assets and liabilities, net	(34.0)	(118.2)	(155.2)	(307.4)
Net cash flows (used for) provided from operations	(23.0)	90.1	(307.5)	(240.4)
Cash flows from investing activities:
Net change in short-term investments	9.2	(45.4)	43.0	6.8
Sales of fixed maturity investments	—	261.2	916.5	1,177.7
Maturities, calls and paydowns of fixed maturity investments	—	339.1	43.7	382.8
Sales of common equity securities	—	18.7	151.8	170.5
Sales of other investments	—	17.7	.7	18.4
Purchases of other investments	—	(12.0)	(12.2)	(24.2)
Purchases of common equity securities	—	(30.3)	(120.1)	(150.4)
Purchases of fixed maturity investments	—	(669.4)	(551.0)	(1,220.4)
Net change in unsettled investment purchases and sales	—	(35.9)	(28.2)	(64.1)
Net acquisitions of property and equipment	—	(2.2)	1.4	(.8)
Net cash flows provided from (used for) investing activities	9.2	(158.5)	445.6	296.3
Cash flows from financing activities:
Dividends paid on common shareholders	(21.5)	—	—	(21.5)
Dividends paid to preferred shareholders	—	(.5)	(7.1)	(7.6)
Proceeds from issuance of common shares	.3	—	—	.3
Intercompany dividends and distributions	35.0	98.2	(133.2)	—
Net cash (used for) provided from financing activities	13.8	97.7	(140.3)	(28.8)
Effect of exchange rate changes on cash	—	(8.9)	—	(8.9)
Net increase (decrease) in cash during period	—	20.4	(2.2)	18.2
Cash balances at beginning of period	—	195.8	47.3	243.1
Cash balances at end of period	$—	$216.2	$45.1	$261.3

Note 9. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
Millions	2006	2005	2006(2)	2005
Service cost	$.3	$.3	$—	$—
Interest cost	6.9	7.1	—	.7
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service benefit	—	—	—	(1.0)
Amortization of unrecognized loss	—	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	(.4)	(.2)	—	(.3)
Special termination benefits expense (1)	1.2	1.1	—	—
Net periodic benefit cost (income)	$.8	$.9	$—	$(.3)

(1)           Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

(2)           OneBeacon settled its Retiree Medical Plan in 2005.

OneBeacon expects to contribute $3.0 million to its pension plans in 2006. As of March 31, 2006, no contributions had been made.  The majority of OneBeacon’s expected pension contributions in 2006 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income, fully converted tangible book value per share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 35). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Overview

White Mountains ended the first quarter of 2006 with a fully converted tangible book value per share of $352, up 3% for the quarter and the past twelve months, including dividends. White Mountains’ adjusted comprehensive net income was $117 million for the first quarter of 2006, compared to $75 million for the first quarter of 2005.  OneBeacon and White Mountains Re reported combined ratios of 99% and 88% in the first quarter of 2006, compared to 95% and 99% in the first quarter of 2005.  Esurance reported a combined ratio of 110% in the first quarter of 2006, compared to 104% in the first quarter of 2005, while increasing its written premiums 82% from the first quarter of 2005.

White Mountains’ GAAP pre-tax total return on invested assets was 1.4% for the first quarter of 2006, compared to 0.4% for the first quarter of 2005. Strong equity returns, which again outpaced the S&P 500 Index, combined with the high-quality, short-duration fixed income portfolio led to the positive returns, even in the face of rising interest rates in both periods.  Additionally, the first quarter of 2006 included a $21 million unrealized foreign currency translation gain, principally due to the strengthening of the Swedish krona against the U.S. dollar, compared to a $25 million unrealized foreign currency translation loss in the first quarter of 2005.

Fully Converted Tangible Book Value Per Share

The following table presents the Company’s tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	March 31, 2006	Dec. 31, 2005	March 31, 2005
Book value per share numerators (in millions):
Common shareholders’ equity	$3,872.2	$3,833.2	$3,912.5
Benefits to be received from share obligations under employee benefit plans	5.1	5.1	6.5
Remaining accretion of subsidiary preferred stock to face value	(79.6)	(86.0)	(103.1)
Book value per share numerator	3,797.7	3,752.3	3,815.9
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	32.6	(24.2)	(32.1)
Goodwill	(23.8)	(24.4)	(19.8)
Fully converted tangible book value per share numerator	$3,806.5	$3,703.7	$3,764.0

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,780.1	10,779.2	10,774.6
Share obligations under employee benefit plans	33.4	34.3	44.7
Fully converted tangible book value per share	10,813.5	10,813.5	10,819.3
Book value per share	$351.19	$347.00	$352.69
Fully converted tangible book value per share	$352.01	$342.51	$347.89

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2006 and 2005 follow:

	Three Months Ended
	March 31,
Millions	2006	2005

Gross written premiums	$1,228.9	$1,254.2
Net written premiums	$1,043.9	$1,016.7

Revenues
Earned insurance and reinsurance premiums	$901.0	$955.0
Net investment income	98.5	173.9
Net realized investment gains	28.5	37.1
Other revenue	29.8	59.3
Total revenues	1,057.8	1,225.3
Expenses
Losses and LAE	564.0	619.3
Insurance and reinsurance acquisition expenses	185.6	189.1
Other underwriting expenses	115.9	122.2
General and administrative expenses	47.5	37.7
Accretion of fair value adjustment to loss and LAE reserves	5.2	9.9
Interest expense - debt	11.7	11.6
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	14.0	12.6
Total expenses	943.9	1,002.4
Pre-tax income	$113.9	$222.9
Income tax provision	(26.9)	(56.3)
Equity in earnings of unconsolidated affiliates	9.0	9.7
Net income	$96.0	$176.3
Other comprehensive loss	(36.1)	(126.0)
Comprehensive net income	$59.9	$50.3
Add back: Net unrealized losses from Symetra’s fixed maturity portfolio	56.8	24.5
Adjusted comprehensive net income	$116.7	$74.8

White Mountains’ total revenues decreased by 14% in the first quarter of 2006 compared to the first quarter of 2005.   Earned premiums decreased by 6% in the first quarter of 2006, primarily due to decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance. Additionally, net investment income decreased by $75 million in the first quarter of 2006 compared to the 2005 first quarter, primarily due to a $74 million special dividend from Montpelier in the first quarter of 2005.

White Mountains’ total expenses decreased by 6% in the first quarter of 2006 compared to the first quarter of 2005, due primarily to decreased loss and LAE at OneBeacon and White Mountains Re. The income tax provision related to pre-tax earnings for the first quarter of 2006 and 2005 represented an effective tax rate of 24% and 25%, respectively, which was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  Earnings or losses incurred by non-U.S. companies are generally subject to an overall effective tax rate lower than that imposed by the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 6 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2006 and 2005 follow:

	Three Months Ended
	March 31,
Millions	2006	2005

Gross written premiums	$500.6	$561.4
Net written premiums	$474.3	$519.8

Earned insurance and reinsurance premiums	$480.2	$545.4
Net investment income	42.2	87.8
Net realized investment gains	27.3	45.8
Other revenue	17.2	16.6
Total revenues	566.9	695.6
Losses and LAE	303.7	338.6
Insurance and reinsurance acquisition expenses	86.3	100.1
Other underwriting expenses	83.9	80.8
General and administrative expenses	16.3	16.3
Interest expense on debt	.7	.3
Total expenses	490.9	536.1
Pre-tax income	$76.0	$159.5

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing operations and in total for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31, 2006
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	62%	31%	93%	$185.4	$173.4
Personal	66	34	100	126.8	143.4
Commercial	57	40	97	152.2	153.4
Total (1)	63%	36%	99%	$474.3	$480.2

	Three Months Ended March 31, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	54%	29%	83%	$216.7	$203.5
Personal	63	32	95	155.2	170.5
Commercial	57	43	100	136.2	158.8
Total (1)	62%	33%	95%	$519.8	$545.4

(1)           Includes results from consolidated reciprocals and run-off operations.  Results from reciprocals are net of business assumed by OneBeacon, which is reported in Personal Lines.

OneBeacon’s pre-tax income for the first quarter of 2006 was $76 million and its combined ratio was 99%, compared to pre-tax income of $160 million and a combined ratio of 95% in the first quarter of 2005. OneBeacon’s first quarter of 2005 included the results of National Farmers Union (“NFU”), which it sold to a third party in the third quarter of 2005.  The inclusion of NFU in the results for the first quarter of 2005 reduced the combined ratio by 2 points.

Net written premiums for the first quarter of 2006 were $474 million, a decrease of 9% from $520 million in the first quarter of 2005.  The decrease in net written premiums was primarily due to the aforementioned sale of NFU, which had $49 million of net written premium in the first quarter of 2005, and a planned decrease in personal lines’ written premiums in the Massachusetts and New York regions. The decrease was partially offset by growth in net written premiums in commercial lines and in specialty lines other than NFU.

OneBeacon’s total revenues for the first quarter of 2006 decreased 19% from the first quarter of 2005.  Earned premiums decreased 12% from the first quarter of 2005 due to the same factors previously mentioned for net written premiums.  Net investment income decreased 52% in the first quarter of 2006 from the first quarter of 2005, principally due to the receipt in the first quarter of 2005 of a $35 million special dividend from Montpelier.

OneBeacon’s total expenses for the first quarter of 2006 decreased 8% from the first quarter of 2005.  Exclusive of NFU’s results for the first quarter of 2005, the decrease in OneBeacon’s losses and LAE, insurance acquisition expenses and other underwriting expenses of 3% was roughly in-line with the decrease in premium volume, exclusive of NFU, of 4%.

Specialty Lines.  The specialty lines combined ratio for the first quarter of 2006 was 93%, compared to 83% in the first quarter of 2005.  The inclusion of NFU in specialty lines’ first quarter 2005 results reduced the combined ratio by 3 points.  In addition, storm losses in the first quarter of 2006 were 2 points higher than those of the first quarter of 2005. Higher acquisition costs at AutoOne Insurance, due primarily to changes in its mix of business, also contributed to the increase in the combined ratio.  Net written premiums for specialty lines decreased 15% in the first quarter of 2006 to $185 million, compared to $217 million in 2005.  The decrease in written premiums was mainly due to the aforementioned sale of NFU.  Excluding NFU, specialty lines’ net written premiums increased by $18 million from the first quarter of 2005, principally from AutoOne Insurance, OneBeacon Professional Partners and OneBeacon Specialty Property.

Personal Lines.  The personal lines combined ratio for the first quarter of 2006 was 100% compared to 95% in the first quarter of 2005.  The first quarter 2006 combined ratio reflected higher losses experienced in personal auto.  Additionally, personal lines’ first quarter 2006 expense ratio was higher due to a lower premium base as compared to the first quarter of 2005.

Commercial Lines.  The commercial lines combined ratio for the first quarter of 2006 was 97% compared to 100% for the first quarter of 2005. The improvement was due to a lower expense ratio, which decreased 3 points from the comparable prior year period primarily due to lower expenses in the middle-market division, mainly insurance acquisition expenses. The first quarter of 2005 included a higher level of insurance acquisition expenses related to business acquired through the Atlantic Specialty transaction than the first quarter of 2006. Commercial lines’ written premiums increased 12% to $152 million in the first quarter of 2006, compared to $136 million in the first quarter of 2005, principally from its middle-market and small business divisions.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2006 and 2005 follow:

	Three Months Ended March 31,
Millions	2006	2005

Gross written premiums	$586.4	$614.7
Net written premiums	$428.7	$419.4

Earned insurance and reinsurance premiums	$315.6	$349.7
Net investment income	41.1	31.9
Net realized investment gains	2.5	7.9
Other revenue	4.4	19.8
Total revenues	363.6	409.3
Losses and LAE	186.6	239.1
Insurance and reinsurance acquisition expenses	70.3	75.4
Other underwriting expenses	20.4	33.6
General and administrative expenses	2.2	2.3
Accretion of fair value adjustment to losses and LAE reserves	(.6)	3.4
Interest expense on debt	.4	.6
Total expenses	279.3	354.4
Pre-tax income	$84.3	$54.9

GAAP ratios:
Losses and LAE	59%	68%
Expense	29%	31%
Total Combined	88%	99%

White Mountains Re recorded pre-tax income of $84 million and a GAAP combined ratio of 88% for the first quarter of 2006, compared to pre-tax income of $55 million and a combined ratio of 99% for the first quarter of 2005. White Mountains Re’s combined ratio improved over the first quarter of 2005 despite adverse development from the 2005 Gulf Coast hurricanes, reflecting both improved underwriting conditions and generally benign weather patterns during the quarter. During the first quarter of 2006, White Mountains Re experienced adverse development of $36 million ($8 million, $18 million and $10 million on hurricanes Katrina, Rita and Wilma, respectively).  Earnings from business segments not impacted by the 2005 hurricanes, as well as favorable development of $26 million from prior underwriting years, more than offset the impact of the first quarter adverse development from the hurricanes. The favorable development was mainly from the 2005 underwriting year on property lines that were not impacted by catastrophes. In addition, as a result of a re-evaluation during the first quarter of 2006 of the remaining run-off contracts at Scandinavian Re, White Mountains Re reduced its unallocated loss adjustment expense reserve by approximately $6.5 million, resulting in a 2 point reduction to the combined ratio. See Note 2 to the Consolidated Financial Statements.

White Mountains Re’s results from the first quarter of 2005 included approximately $33 million in pre-tax losses, net of reinsurance (contributing approximately 9 points to the combined ratio), attributable to European storm Erwin, which affected northern Europe, particularly Scandinavia where Sirius International is a major reinsurer. Earnings from business segments not impacted by European storm Erwin partially offset the impact of this catastrophe.

White Mountains Re’s gross written premiums decreased by $28 million, or 5% from the first quarter of 2005 to 2006 and net written premiums increased $9 million or 2% over the comparable prior period. The decrease in gross written premiums resulted mainly from a decrease in gross volume at Sirius America resulting from the cancellation of two programs.  The increase in net written premiums resulted from an overall reduction in the business ceded principally to Olympus, discussed further below.

White Mountains Re receives fee income on reinsurance placements referred to Olympus and Helicon and is entitled to a profit commission on net underwriting profits on referred business.  White Mountains Re recognized net fee income of $10 million from Olympus and Helicon in the first quarter of 2006 as compared to $19 million from Olympus for the comparable period in the prior year. The decrease in fee income is primarily the result of no profit commission being earned during the first quarter of 2006 compared to $9 million of profit commission earned during the comparable period in the prior year.  The profit commission arrangements with Olympus and Helicon are subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years.  As a result of the 2005 Gulf Coast hurricanes, Olympus recorded substantial net underwriting losses, and as such White Mountains Re does not expect to record profit commissions for the foreseeable future.

During the first quarter 2006, Folksamerica purchased a series of Second Event Industry Loss Warranty Covers (“ILW”) for a total annual cost of $19 million.  This reinsurance protection has a total limit of $150 million from multiple retrocessionaires. The ILW was purchased to protect Folksamerica’s balance sheet from the adverse impact of the occurrence of two significant natural peril catastrophic events in the United States during 2006 (“Loss Events”).  Coverage is not dependent on the order in which the Loss Events occur, and Folksamerica can only recover losses that it incurs as a result of the Loss Events.

On April 12, 2006, White Mountains Re announced that it had agreed to sell its Sirius America subsidiary to an investor group led by Lightyear Capital for approximately $139 million.  As part of the transaction, White Mountains will acquire an equity interest of approximately 18% in the acquiring entity.  As of March 31, 2006, Sirius America’s GAAP book value was approximately $118 million.  The transaction, which is subject to regulatory and other conditions, is expected to close during the summer of 2006.

Esurance

Financial results and GAAP ratios for Esurance for the three months ended March 31, 2006 and 2005 follow:

	Three Months Ended
	March 31,
Millions	2006	2005

Gross written premiums	$141.9	$78.1
Net written premiums	$140.9	$77.5

Earned insurance and reinsurance premiums	$105.2	$59.9
Net investment income	3.6	2.1
Net realized gains on investments	.9	1.0
Other revenue	2.1	.9
Total revenues	111.8	63.9
Losses and LAE	75.2	40.9
Insurance and reinsurance acquisition expenses	29.0	13.6
Other underwriting expenses	11.1	7.5
Total expenses	115.3	62.0
Pre-tax income (loss)	$(3.5)	$1.9

GAAP ratios:
Losses and LAE	72%	68%
Expense	38%	36%
Total Combined	110%	104%

Esurance recorded a pre-tax loss of $4 million in the first quarter of 2006, compared to pre-tax income of $2 million in the first quarter of the prior year. Net written premiums for the first quarter of 2006 were $141 million, an increase of 82% from $78 million in the first quarter of 2005. As of March 31, 2006, Esurance’s in-force policy count was 261,715 policies, an 82% increase over March 31, 2005. Significant growth in premium volume and policies resulted from Esurance’s expansion into national cable and syndicated television advertising, together with Esurance’s ongoing marketing through other offline, online, direct mail, and online agency channels.

Esurance’s combined ratio of 110% for the three months ended March 31, 2006 was 6 points higher than the comparable prior year quarter. Esurance’s loss ratio rose from 68% to 72%.  Favorable loss reserve development reduced the current quarter loss ratio by one point, compared to three points of favorable loss reserve development in the prior year quarter.  In addition, Midwest hail storm and tornado activity added 1 point to the loss ratio in the first quarter of 2006.  Esurance’s expense ratio increased from 36% to 38%, primarily due to increased advertising expenses.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, the International American Group and White Mountains’ investments in warrants of Montpelier and Symetra. A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2006 and 2005 follows:

	Three Months Ended
	March 31,
Millions	2006	2005

Gross written premiums	$—	$—
Net written premiums	$—	$—

Earned insurance and reinsurance premiums	$—	$—
Net investment income	11.6	52.1
Net realized investment losses	(2.2)	(17.6)
Other revenue	6.1	22.0
Total revenues	15.5	56.5
Losses and LAE	(1.5)	.7
Other underwriting expenses	.5	.3
General and administrative expenses	29.0	19.1
Accretion of fair value adjustment to losses and LAE reserves	5.8	6.5
Interest expense - debt	10.6	10.7
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	14.0	12.6
Total expenses	58.4	49.9
Pre-tax income (loss)	$(42.9)	$6.6

White Mountains’ capital raising and capital allocation activities are principally conducted through its holding companies. In this regard, the results of its Other Operations segment primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon acquisition, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries, changes in value of the Company’s investment in warrants of Montpelier and Symetra and other assets and general and administrative expenses incurred at the holding company level.

White Mountains’ Other Operations segment reported a pre-tax loss of $43 million in the first quarter of 2006, compared to pre-tax income of $7 million for the first quarter of 2005.  The decrease was principally due to the aforementioned special dividend from Montpelier in the 2005 quarter, $39 million of which was reported in this segment, and a $14 million gain recorded in other revenues in the 2005 quarter from the settlement of a lawsuit in which White Mountains was a plaintiff. General and administrative expenses increased by $10 million, due principally to an increase in incentive compensation expense. Realized losses decreased by $15 million, principally due to a smaller loss recorded on the Montpelier warrants in the first quarter of 2006 compared to the first quarter of 2005.

II. Summary of Investment Results

Investment Philosophy

White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio (about 2 years at March 31, 2006, including short-term investments) to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ investment portfolio mix as of March 31, 2006 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and limited partnerships. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

Investment Returns

White Mountains’ GAAP pre-tax total return on invested assets was 1.4% for the first quarter of 2006, compared to 0.4% for the first quarter of 2005. Strong equity returns, which outpaced the S&P 500 Index, combined with the high-quality, short-duration, fixed income portfolio led to the positive returns, even in the face of rising interest rates in both periods.

Montpelier investment

The following table details the book value effect of White Mountains’ total investment in Montpelier for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
Millions	2006	2005
Net investment income, pre-tax	$1.0	$79.0
Net realized investment losses, pre-tax	(12.7)	(20.4)
Total revenues, pre-tax	(11.7)	58.6
Taxes on net investment income and net realized investment losses	1.7	(16.1)
Total revenues, after-tax	(10.0)	42.5
Change in net unrealized investment gains, after-tax	(10.4)	(13.1)
Net after-tax change in book value from Montpelier investment	$(20.4)	$29.4

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax dividend income of $74 million in the quarter for this special dividend, in addition to $5 million in dividend income from Montpelier’s normal quarterly dividend. The special dividend resulted in a decrease in Montpelier’s stock price, which reduced the value of White Mountains’ investment in Montpelier’s common shares and warrants. As a result, White Mountains recorded investment losses of $20 million related to its Montpelier warrants and a $13 million decrease in after-tax unrealized gains related to its common share investment during the first quarter of 2005.

In the fourth quarter of 2005, Montpelier reduced its normal quarterly dividend from 36 cents per share to 7.5 cents per share. As a result, White Mountains recorded $1 million in dividends on its Montpelier investment in the first quarter of 2006, compared to $5 million in the first quarter of 2005 (excluding the $74 million special dividend). The $13 million pre-tax realized investment loss on White Mountains’ Montpelier warrant investment and the $10 million after-tax unrealized loss on White Mountains’ Montpelier common share investment both resulted from a 14% decrease in Montpelier’s common share price during the first quarter of 2006.

Impairment

See Note 4 - Investments of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

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

Total capital at White Mountains is comprised of common shareholders’ equity, debt and preferred stock subject to mandatory redemption. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 37.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments.  The primary uses of cash are interest payments on its debt obligations, dividend payments on the Company’s common shares and mandatorily redeemable preferred stock of its intermediate holding company subsidiaries, purchases of investments and holding company operating expenses.

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

OneBeacon:

Based on 2005 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $197 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2005, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.3 billion of unassigned funds available for dividend distribution.

During the first three months of 2006, OneBeacon paid $1 million of cash dividends to Fund American.

White Mountains Re:

Based on December 31, 2005 statutory surplus of $1.1 billion, Folksamerica Re would have had the ability to pay approximately $107 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of March 31, 2006, Folksamerica Re had $26 million of negative earned surplus.  Folksamerica Re cannot pay any dividends until it has positive earned surplus.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below). Currently, Sirius International has no unrestricted statutory surplus.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes.  During the first quarter of 2006, Sirius International contributed approximately $49 million of its 2005 pre-tax income to its parent company.

WMU has the ability to distribute its 2006 earnings without restriction. During the first quarter of 2006, WMU paid $7 million of cash dividends to its immediate parent.

In addition, during the first quarter of 2006, White Mountains Re paid $5 million of cash dividends to its immediate parent.

Esurance:

Based on 2005 year-end statutory surplus, Esurance's top tier regulated insurance operating subsidiary has the ability to pay $5 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  Esurance did not pay any cash dividends during the first quarter of 2006.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve.  Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity.  Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings in future years.  As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.  Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($264 million at March 31, 2006) is included in solvency capital.

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

The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
($ in millions)	2006	2005
Total investments	$9,829.0	$9,866.4
Cash	183.1	187.7
Investment in unconsolidated insurance affiliates	437.5	479.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	32.6	(24.2)
Accounts receivable on unsettled investment sales	45.7	21.7
Accounts payable on unsettled investment purchases	(165.7)	(43.4)
Interest-bearing funds held by ceding companies (1)	268.7	293.9
Interest-bearing funds held under reinsurance treaties (2)	(89.9)	(100.6)
Net investment assets	$10,541.0	$10,681.2

Total common shareholders’ equity	$3,872.2	$3,833.2
Debt	779.1	779.1
Preferred stock subject to mandatory redemption	240.4	234.0
Total capital	$4,891.7	$4,846.3
Unamortized goodwill of consolidated limited partnerships	(23.8)	(24.4)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	32.6	(24.2)
Total tangible capital	$4,900.5	$4,797.7

Insurance float	$5,640.5	$5,883.5

Insurance float as a multiple of total tangible capital	1.2x	1.2x
Net investment assets as a multiple of total tangible capital	2.2x	2.2x

Insurance float as a multiple of common shareholders’ equity	1.5x	1.5x
Net investment assets as a multiple of common shareholders’ equity	2.7x	2.8x

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

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
$ in millions	2006	2005
Senior Notes, carrying value	$698.5	$698.5
Bank Facility	—	—
Other debt of operating subsidiaries	80.6	80.6
Total debt	779.1	779.1

Preferred stock subject to mandatory redemption	240.4	234.0
Total common shareholders’ equity	3,872.2	3,833.2
Total capital	4,891.7	4,846.3
Unamortized goodwill	(23.8)	(24.4)
Equity in net unrealized gains/losses from Symetra’s fixed maturity portfolio	32.6	(24.2)
Total tangible capital	$4,900.5	$4,797.7

Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	16%	16%
Total debt and preferred stock to total tangible capital	21%	21%

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

Fund American and the Company are both permitted borrowers under a $400 million revolving credit facility (the “Bank Facility”). As of March 31, 2006, the Bank Facility, which matures in August 2009, was undrawn. As of March 31, 2006, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the three months ended March 31, 2006 and 2005 follows:

For the three months ended March 31, 2006

Financing and Other Capital Activities

During the first three months of 2006, White Mountains declared and paid cash dividends of $22 million and $8 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the three months ended March 31, 2006, OneBeacon declared and paid cash dividends of $1 million to Fund American. Also during the three months ended March 31, 2006, White Mountains Re paid $5 million of dividends to its immediate parent.

Acquisitions and Dispositions

White Mountains did not execute any significant acquisitions or dispositions during the first quarter of 2006.

Other Liquidity and Capital Resource Activities

During the three months ended March 31, 2006, the Company issued a total of 830 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.1 million in connection with these Option exercises.

During the first quarter of 2006, White Mountains made payments totaling $57 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 64,100 target performance shares at payout levels ranging from 142% to 181% of target.

For the three months ended March 31, 2005

Financing and Other Capital Activities

During the first quarter of 2005, White Mountains declared and paid dividends of $22 million and $8 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the three months ended March 31, 2005, OneBeacon declared and paid a dividend of $230 million to Fund American.  Also during the three months ended March 31, 2005, White Mountains Re paid $83 million of dividends to its immediate parent.

Acquisitions and Dispositions

White Mountains did not execute any significant acquisitions on dispositions during the first quarter of 2005.

Other Liquidity and Capital Resource Activities

During the three months ended March 31, 2005, the Company issued a total of 1,800 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.3 million in connection with these Option exercises.

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2005 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

•      the risks associated with Item 1A of the Company’s 2005 Annual Report on Form 10-K;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s 2005 Annual Report on Form 10-K, and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2006.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

Refer to the Company’s 2005 Annual Report on Form 10-K, and in particular Item 3 - “Legal Proceedings” for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: April 26, 2006	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer