Form 10-Q
period 2006-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2006-07-28
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

As of July 28, 2006, 10,780,053 common shares with a par value of $1.00 per share were outstanding (which includes 10,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions, except share and per share amounts)	2006	2005
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,323.2 and $7,548.4)	$7,303.6	$7,582.7
Common equity securities, at fair value (cost: $950.9 and $796.5)	1,147.0	967.8
Short-term investments, at amortized cost (which approximates fair value)	873.5	727.8
Other investments (cost: $435.9 and $510.8)	469.6	588.1
Total investments	9,793.7	9,866.4
Cash	191.6	187.7
Reinsurance recoverable on unpaid losses	2,725.3	3,003.6
Reinsurance recoverable on unpaid losses — Berkshire Hathaway Inc.	1,935.6	2,022.1
Reinsurance recoverable on paid losses	116.0	77.0
Insurance and reinsurance premiums receivable	1,062.4	1,014.3
Securities lending collateral	453.1	674.9
Funds held by ceding companies	554.7	620.4
Investments in unconsolidated insurance affiliates	412.0	479.7
Deferred tax asset	324.2	341.2
Deferred acquisition costs	324.9	288.4
Ceded unearned premiums	167.1	200.7
Investment income accrued	89.4	93.5
Accounts receivable on unsettled investment sales	23.6	21.7
Other assets	554.4	526.5
Total assets	$18,728.0	$19,418.1
Liabilities
Loss and loss adjustment expense reserves	$9,775.3	$10,231.2
Reserves for structured contracts	214.2	224.6
Unearned insurance and reinsurance premiums	1,730.7	1,582.0
Debt	838.2	779.1
Securities lending payable	453.1	674.9
Deferred tax liability	241.0	274.3
Ceded reinsurance payable	166.9	204.5
Funds held under reinsurance treaties	130.1	171.4
Accounts payable on unsettled investment purchases	63.7	43.4
Other liabilities	1,003.2	1,165.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	227.3	214.0
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	14,863.7	15,584.9
Common shareholders’ equity
Common shares at $1 par value per share — authorized 50,000,000 share issued and outstanding 10,780,053 and 10,779,223 shares	10.8	10.8
Paid-in surplus	1,715.6	1,716.4
Retained earnings	2,077.7	1,899.8
Accumulated other comprehensive income, after-tax
Net unrealized gains on investments	53.1	233.9
Net unrealized foreign currency translation losses	9.3	(21.8)
Minimum pension liability and other	(2.2)	(4.0)
Unearned compensation - restricted common share awards	—	(1.9)
Total common shareholders’ equity	3,864.3	3,833.2
Total liabilities and common shareholders’ equity	$18,728.0	$19,418.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues:
Earned insurance and reinsurance premiums	$953.5	$943.4	$1,854.5	$1,898.4
Net investment income	104.4	104.6	202.9	278.5
Net realized investment gains	106.5	63.3	135.0	100.4
Other revenue	36.5	59.6	66.3	118.9
Total revenues	1,200.9	1,170.9	2,258.7	2,396.2
Expenses:
Loss and loss adjustment expenses	763.8	570.2	1,327.8	1,189.5
Insurance and reinsurance acquisition expenses	187.7	184.1	373.3	373.2
Other underwriting expenses	122.8	128.3	238.7	250.5
General and administrative expenses	22.2	61.5	69.7	99.2
Accretion of fair value adjustment to loss and loss adjustment expense reserves	6.4	9.1	11.6	19.0
Interest expense on debt	11.9	11.7	23.6	23.3
Interest expense - dividends on preferred stock subject to mandatory redemption	7.5	7.5	15.1	15.1
Interest expense - accretion on preferred stock subject to mandatory redemption	6.9	5.4	13.3	10.4
Total expenses	1,129.2	977.8	2,073.1	1,980.2
Pre-tax income	71.7	193.1	185.6	416.0
Income tax benefit (provision)	29.3	(55.4)	2.4	(111.7)
Income before equity in earnings of unconsolidated affiliates	101.0	137.7	188.0	304.3
Equity in earnings of unconsolidated insurance affiliates	14.8	9.1	23.8	18.8
Net income	115.8	146.8	211.8	323.1
Change in net unrealized gains and losses for investments held	(63.0)	128.6	(96.2)	67.2
Change in foreign currency translation and other	11.9	(44.0)	32.9	(68.6)
Recognition of net unrealized gains and losses for investments sold	(51.5)	(32.1)	(75.4)	(72.1)
Comprehensive net income	$13.2	$199.3	$73.1	$249.6
Basic earnings per share	$10.75	$13.64	$19.67	$30.03
Diluted earnings per share	10.72	13.64	19.61	29.94
Dividends declared and paid per common share	$2.00	$2.00	$4.00	$4.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)
Net income	211.8	—	211.8	—-	—
Other comprehensive income, after-tax	(138.7)	—	—	(138.7)	—
Cumulative effect adjustment — hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment — share-based compensation	—	(1.9)	—	—	1.9
Dividends declared on common shares	(43.1)	—	(43.1)	—	—
Issuances of common shares	.2	.2	—	—	—
Amortization of restricted common share awards	.9	.9	—	—	—
Balances at June 30, 2006	$3,864.3	$1,726.4	$2,077.7	$60.2	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)
Net income	323.1	—	323.1	—	—
Other comprehensive income, after-tax	(73.5)	—	—	(73.5)	—
Dividends declared on common shares	(43.1)	—	(43.1)	—	—
Changes to accrued option expense	.1	.1	—	—	—
Issuances of common shares	.3	.3	—	—	—
Repurchases and retirements of common shares	(.1)	(.1)	—	—	—
Amortization of restricted common share awards	1.1	—	—	—	1.1
Balances at June 30, 2005	$4,091.8	$1,730.3	$1,975.9	$388.7	$(3.1)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2006	2005
Cash flows from operations:
Net income	$211.8	$323.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(135.0)	(100.4)
Other operating items:
Net change in loss and loss adjustment expense reserves	(532.0)	203.5
Net change in reinsurance recoverable on paid and unpaid losses	340.7	(668.4)
Net change in unearned insurance and reinsurance premiums	130.4	14.2
Net change in funds held by ceding companies	62.8	154.2
Net change in deferred acquisition costs	(33.8)	(1.7)
Net change in funds held under reinsurance treaties	(34.8)	8.6
Net change in insurance and reinsurance premiums receivable	(34.4)	53.4
Net change in other assets and liabilities, net	(125.4)	(243.5)
Net cash used for operations	(149.7)	(257.0)
Cash flows from investing activities:
Net change in short-term investments	(109.8)	300.4
Sales of fixed maturity investments	2,344.7	2,457.9
Maturities, calls and paydowns of fixed maturity investments	445.3	450.8
Sales of common equity securities	252.3	251.4
Sales of other investments	23.3	94.8
Purchases of other investments	(40.4)	(108.4)
Purchases of common equity securities	(280.0)	(212.9)
Purchases of fixed maturity investments	(2,488.8)	(2,970.9)
Net change in unsettled investment purchases and sales	18.4	65.2
Net acquisitions of property and equipment	(8.5)	(31.9)
Net cash provided from investing activities	156.5	296.4
Cash flows from financing activities:
Issuance of debt	50.0	—
Cash dividends paid to common shareholders	(43.1)	(43.1)
Cash dividends paid to preferred shareholders	(15.1)	(15.1)
Proceeds from issuances of common shares	.1	.3
Net cash used for financing activities	(8.1)	(57.9)
Effect of exchange rate changes on cash	5.2	(20.6)
Net increase (decrease) in cash during the period	3.9	(39.1)
Cash balances at beginning of period	187.7	243.1
Cash balances at end of period	$191.6	$204.0
Supplemental cash flows information:
Interest paid	$(22.5)	$(21.5)
Net Federal income taxes received (paid)	17.5	(36.4)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.   Summary of Significant Accounting Policies

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

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers lead reinsurance capacity for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its reinsurance subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its parent, Folksamerica Holding Company, “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”), which has been a wholly-owned subsidiary of White Mountains since 2004. White Mountains’ reinsurance operations also include its wholly-owned subsidiaries Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002, as well as White Mountains Underwriting Limited (domiciled in Ireland) and White Mountains Underwriting (Bermuda) Limited (collectively, “WMU”). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.  In April of 2006, White Mountains Re entered into an agreement to sell its wholly-owned subsidiary, Sirius America Insurance Company (“Sirius America”), which provides primary insurance programs in the United States, to an investor group led by Lightyear Capital for approximately $139 million. As part of the transaction, White Mountains will acquire an equity interest of approximately 18% in the acquiring entity.  The sale is expected to close during the third quarter of 2006.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since 2000, markets personal auto insurance directly to consumers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), as well as the International American Group, Inc. (the “International American Group”). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of both Montpelier Re Holdings, Ltd. (“Montpelier Re”) and Symetra Financial Corporation (“Symetra”).

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains and are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2005 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Weather Derivative Contracts

During 2006, White Mountains entered into the weather risk management business through its new subsidiary, Galileo Weather Risk Management, Ltd. (“Galileo”). Galileo offers weather risk management products, which currently are all in the form of derivative financial instruments. All weather derivatives are recognized as either assets or liabilities in the balance sheet at fair value.  Galileo’s weather derivatives do not meet the GAAP criteria for hedge accounting.  Accordingly, changes in fair value of exchange traded contracts are recognized currently as gains or losses within the income statement. At June 30, 2006, White Mountains recognized a net asset of $.7 million for the fair value of exchange traded weather derivative contracts. The gain (loss) at the inception date for contracts valued based upon internal pricing models are deferred, with changes in fair value subsequent to inception recognized currently as gains or losses within the income statement.  At June 30, 2006, White Mountains had a net liability of $9.7 million for weather derivative contracts valued based on internal pricing models.  The net liability includes $5.1 million of inception date deferred gains which upon ultimate recognition will reduce the liability balance.  Galileo has also received consideration of $8.9 million on its derivative contracts.

Fair values for exchange traded contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

As of June 30, 2006, all of Galileo’s weather derivative contracts mature in less than one year.

Recently Adopted Accounting Pronouncements

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“FAS”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”), which is a revision to FAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”). Effective January 1, 2006, White Mountains adopted FAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, FAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of White Mountains incentive stock options (“Options”), restricted common share awards (“Restricted Shares”) and performance share awards, as well as new awards will be subject to the fair value measurement and recognition requirements of FAS 123R.

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

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to its Options at those times. The fair value of each option award at the grant date (February 28, 2000) was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

Millions, except per share amounts	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$146.8	$323.1
Add: Option expense included in reported net income under APB 25 and FIN 28	1.1	.1
Less: Option expense determined under FAS 123	—	—
Net income, pro forma	$147.9	$323.2

Earnings per share:
Basic—as reported	$13.64	$30.03
Basic—pro forma	13.74	30.03
Diluted—as reported	$13.64	$29.94
Diluted—pro forma	13.74	29.94

Performance Shares

For purposes of this presentation, performance shares include both performance shares granted under White Mountains’ Long-Term Incentive Plan and performance shares and phantom performance shares granted under subsidiary performance plans.

The following summarizes performance share activity for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	185,363	$58.9	221,940	$113.8	183,317	$100.5	368,646	$340.0
Payments and deferrals(1)(2)	—	—	—	—	(64,100)	(57.0)	(212,611)	(234.5)
Forfeitures and cancellations	—	—	(250)	(.1)	(5,039)	(1.4)	(1,435)	(1.5)
New awards	—	—	1,000	—	71,185	—	68,090	—
Expense recognized	—	(1.3)	—	24.6	—	15.5	—	34.3
Ending June 30,	185,363	$57.6	222,690	$138.3	185,363	$57.6	222,690	$138.3

(1)             Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

(2)             Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 160% to 180% of target.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2006 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2004—2006	63,300	$36.8
2005—2007	55,631	15.2
2006—2008	71,185	7.0
Sub-total	190,116	$59.0
Assumed forfeitures	(4,753)	(1.4)
Total at June 30, 2006	185,363	$57.6

If 100% of the outstanding performance shares had been vested on June 30, 2006, the total additional compensation cost to be recognized would have been $56.2 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2002-2004 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of period,	13,000	$1.4	15,000	$3.7	13,000	$1.9	15,000	$4.2
Granted	—	—	—	—	—	—	—	—
Vested	(3,000)	—	(1,000)	—	(3,000)	—	(1,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(.4)	—	(.6)	—	(.9)	—	(1.1)
Non-vested at June 30,	10,000	$1.0	14,000	$3.1	10,000	$1.0	14,000	$3.1

The 10,000 Restricted Shares outstanding at June 30, 2006 are scheduled to cliff vest on February 23, 2007.  The unrecognized compensation cost of $1.0 million at June 30, 2006 is expected to be recognized over the remaining vesting period.  Vesting is dependent on continuous service by the employee throughout the award period.  Upon vesting, all restrictions initially placed upon the common shares lapse.

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

The following summarizes the Company’s Option activity for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except share and per share amounts	2006	2005	2006	2005
Opening balance—outstanding Options	33,450	44,730	34,280	46,530
Vested during period	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	(830)	(1,800)
Ending balance—outstanding Options	33,450	44,730	33,450	44,730
Outstanding Options—exercisable	8,250	8,730	8,250	8,730

Exercise price—outstanding Options at beginning of period	$151.40	$142.83	$149.25	$140.80
Intrinsic value of Options exercised	$—	$—	$.3	$.9
Exercise price—outstanding Options at June 30,	$153.65	$144.95	$153.65	$144.95

Compensation expense	$—	$1.1	$—	$.1

The total in-the-money value of all outstanding Options and those Options currently exercisable at June 30, 2006 was $11.2 million and $2.8 million, respectively. The remaining term of all outstanding Options is 44 months.  White Mountains expects approximately 6,300 Options to become exercisable in 2006 and will issue common shares when the Options are exercised.

Hybrid Financial Instruments

On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140” (“FAS 155”). The Statement eliminates the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis. Changes in fair value are recorded as realized gains. The fair value election may be applied upon adoption of the statement for hybrid instruments that had been bifurcated under FAS 133 prior to adoption. The Statement is effective for fiscal years commencing after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year.

White Mountains has adopted FAS 155 effective January 1, 2006.  Prior to adopting this statement, White Mountains had bifurcated the equity conversion option in its investment in convertible bonds. Changes in the fair value of the host instrument, the convertible bonds, were recorded as unrealized gains (losses) on investments while changes in the fair value of the equity conversion option were recorded as realized investment gains (losses).  At December 31, 2005, White Mountains had recorded $283.5 million related to the host instrument in fixed maturity investments and $99.8 million for the equity conversion option in other investments.  Upon adopting FAS 155, White Mountains recorded an adjustment of $9.2 million to reclassify net unrealized gains on investments (gross gains of $9.8 million and gross losses of $.6 million) to opening retained earnings to reflect the cumulative effect of adoption.  At June 30, 2006, White Mountains had $353.8 million of convertible bonds recorded in fixed maturity investments.

Recent Accounting Pronouncements

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FAS Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. White Mountains expects to adopt FIN 48 on January 1, 2007 and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows.

Note 2.   Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005
Gross beginning balance	$9,987.0	$9,199.8	$10,231.2	$9,398.5
Less beginning reinsurance recoverable on unpaid losses	(4,860.0)	(3,672.8)	(5,025.7)	(3,797.4)
Net loss and LAE reserves	5,127.0	5,527.0	5,205.5	5,601.1

Loss and LAE incurred relating to:
Current year losses	569.1	570.5	1,122.9	1,190.8
Prior year losses(1)	194.7	(.3)	204.9	(1.3)
Total incurred losses and LAE	763.8	570.2	1,327.8	1,189.5

Accretion of fair value adjustment to loss and LAE reserves	6.4	9.1	11.6	19.0
Foreign currency translation adjustment to loss and LAE reserves	11.9	(33.7)	19.9	(28.2)

Loss and LAE paid relating to:
Current year losses	(213.7)	(183.6)	(371.0)	(292.1)
Prior year losses	(584.3)	(756.7)	(1,082.7)	(1,357.0)
Total loss and LAE payments	(798.0)	(940.3)	(1,453.7)	(1,649.1)

Net ending balance	5,111.1	5,132.3	5,111.1	5,132.3
Plus ending reinsurance recoverable on unpaid losses	4,664.2	4,403.5	4,664.2	4,403.5
Gross ending balance	$9,775.3	$9,535.8	$9,775.3	$9,535.8

(1)             During the six months ended June 30, 2005, White Mountains Re recorded $6 million of unfavorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition.

White Mountains experienced $194.7 million and $204.9 million of net unfavorable development on prior accident year loss reserves during the three and six months ended June 30, 2006, respectively, which was primarily related to adverse development on loss and LAE reserves previously established for hurricanes Katrina, Rita and Wilma.

In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.

White Mountains Re believes that several factors influenced the timing and amount of the increase in White Mountains Re’s gross loss estimates.  As a result of newly reported claims on off-shore energy and marine exposures, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits and also increased reserves on other exposures affected by hurricanes Katrina, Rita and Wilma.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus Reinsurance Company (“Olympus”), $139 million of these losses, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 were ceded to Olympus.  However, Folksamerica entered into an indemnity agreement on June 16, 2006 with Olympus (the “Indemnity Agreement”) under which Folksamerica agreed to reimburse Olympus for up to $137 million of these losses, which has been recorded as loss and LAE expense during the second quarter of 2006.

During the three and six months ended June 30, 2005, White Mountains did not experience any material favorable or unfavorable development on prior accident year loss reserves.

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius’ acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $6.4 million and $11.6 million of such charges for the three and six months ended June 30, 2006, respectively, and $9.1 million and $19.0 million of such charges for the three and six months ended June 30, 2005, respectively.

As a result of a re-evaluation during the first quarter of 2006 of the remaining run-off contracts at Scandinavian Re, White Mountains Re reduced its unallocated loss adjustment expense reserve by approximately $6.5 million and has modified the accretion of its net fair value adjustment established in purchase accounting. The change in accretion, which will be made prospectively over the remaining amortization period, resulted in approximately $.1 million of expense for the first six months of 2006 compared to an expense of $6.0 million for the comparable period in the prior year.

Note 3.   Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

Reinsurance Protection

Effective July 1, 2006, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2007.  Under that program, which provides substantially the same coverage as the prior year, the first $200 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200 million and up to $850 million are reinsured for 100% of the loss.  In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

During the first quarter of 2006, Folksamerica Re purchased a series of Second Event Industry Loss Warranty Covers (“ILW”) for a total annual cost of $19 million.  This reinsurance protection has a total limit of $150 million from multiple retrocessionaires. The ILW was purchased to protect Folksamerica Re’s balance sheet from the adverse impact of the occurrence of two significant natural peril catastrophic events in the United States during 2006 (“Loss Events”).  Coverage is not dependent on the order in which the Loss Events occur, and Folksamerica Re can only recover losses that it actually incurs as a result of the Loss Events.

OneBeacon

At June 30, 2006, OneBeacon had $33.4 million of reinsurance recoverables on paid losses and $3,216.6 million (gross of $249.1 million in purchase accounting adjustments, as described in Note 2) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers ($ in millions)	Balance at June 30, 2006	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$2,270.0	82%	A++
Liberty Mutual Insurance Group and subsidiaries(3)	77.2	2	A
American Re-Insurance Company	58.4	2	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	52.2	2	A++
Swiss Re	24.4	1	A+

(1)             A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)             Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $408 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)             At June 30, 2006, OneBeacon had assumed balances payable and expenses payable of approximately $5.0 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2006 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $816 million of these incurred losses have been paid by NICO through June 30, 2006. At June 30, 2006, $27.4 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At June 30, 2006, White Mountains Re had $82.3 million of reinsurance recoverables on paid losses and $1,666.4 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. Amounts due from certain of its reinsurers, including Olympus, London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. (“London Life”) and Imagine Insurance Company, Limited (“Imagine Re”), are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers ($ in millions)	Balance at June 30, 2006	% of Total	A.M. Best Rating(1)		% Collateralized
Olympus(2)	$910.7	52%	N/A		100%
Imagine Re	185.7	11	A-		100%
London Life	118.9	7	A		100%
Swiss Re Group	71.9	4	A/A	+	6%
Subsidiaries of Berkshire	70.2	4	A++		0%

(1)             A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings) and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(2)             Gross of amounts due to Olympus under the Indemnity Agreement.

At June 30, 2006, White Mountains Re had $910.7 million of reinsurance recoverables from Olympus.  White Mountains Re’s reinsurance recoverables from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

Effective January 1, 2006, Sirius International no longer cedes any of its business to Olympus and Folksamerica Re renewed its quota-share reinsurance arrangements with Olympus on modified terms.  Under its revised arrangements, for an override commission on premiums ceded, Folksamerica Re will cede up to 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine, to Olympus and a newly-formed reinsurer, Helicon Reinsurance Company, Ltd. (“Helicon”).  Olympus and Helicon share approximately 56% and 44%, respectively, in the 2006 underwriting year cession.  White Mountains Re cannot guarantee that Olympus and/or Helicon will have sufficient capital to pay amounts owed resulting from one or more future catastrophes.

Note 4.   Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005
Investment income:
Fixed maturity investments	$88.4	$84.9	$170.3	$166.3
Short-term investments	10.5	12.8	19.8	21.1
Common equity securities	9.8	6.9	16.6	48.4
Other	.1	3.1	3.0	49.4
Total investment income	108.8	107.7	209.7	285.2
Less investment expenses	(4.4)	(3.1)	(6.8)	(6.7)
Net investment income, pre-tax	$104.4	$104.6	$202.9	$278.5

During the first quarter of 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. White Mountains also recorded in pre-tax investment income  Montpelier Re’s regular quarterly dividend of $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively, and $4.8 million and $9.7 million for the three and six months ended June 30, 2005, respectively.

The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005
Fixed maturity investments	$7.6	$14.2	$14.4	$32.2
Common equity securities	24.3	31.2	39.5	65.2
Other investments	74.6	17.9	81.1	3.0
Net realized investment gains, pre-tax	$106.5	$63.3	$135.0	$100.4

White Mountains owns 7,172,358 Montpelier Re warrants. The Montpelier Re warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), White Mountains accounts for its Montpelier Re warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment gains of $5.8 million for the three months ended June 30, 2006 and investment losses of $6.9 million for the six months ended June 30, 2006, and investment gains of $5.3 million for the three months ended June 30, 2005 and investment losses of $15.0 million for the six months ended June 30, 2005 related to its Montpelier Re warrants.

The following table summarizes the carrying value of White Mountains’ investment in Montpelier Re as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
Millions	Shares	Fair Value	Shares	Fair Value
Montpelier Re
Common shares	6.3	$106.0	6.3	$115.9
Warrants to acquire common shares	7.2	43.7	7.2	50.6
Total investment in Montpelier Re	13.5	$149.7	13.5	$166.5

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates at June 30, 2006 and December 31, 2005 were as follows:

Millions	June 30, 2006	December 31, 2005
Investment securities:
Gross unrealized investment gains	$322.8	$368.4
Gross unrealized investment losses	(138.7)	(68.8)
Net unrealized gains from investment securities	184.1	299.6
Net unrealized gains (losses) from investments in unconsolidated insurance affiliates	(72.6)	32.5
Total net unrealized investment gains, before tax	111.5	332.1
Income taxes attributable to such gains	(58.4)	(98.2)
Total net unrealized investment gains, after-tax	$53.1	$233.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,540.1	$.7	$(24.8)	$—	$1,516.0
Debt securities issued by industrial corporations	3,005.9	48.1	(65.4)	(6.1)	2,982.5
Municipal obligations	62.1	.5	(.7)	—	61.9
Asset-backed securities	1,902.7	4.7	(13.4)	7.0	1,901.0
Foreign government obligations	766.7	2.9	(10.1)	17.8	777.3
Preferred stocks	45.7	14.0	(.3)	5.5	64.9
Total fixed maturity investments	$7,323.2	$70.9	$(114.7)	$24.2	$7,303.6

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,785.9	$6.6	$(16.5)	$—	$1,776.0
Debt securities issued by industrial corporations	2,843.4	78.2	(28.5)	(25.1)	2,868.0
Municipal obligations	66.6	.9	(.6)	—	66.9
Asset-backed securities	2,124.5	3.4	(16.1)	5.1	2,116.9
Foreign government obligations	683.0	8.0	(3.1)	.2	688.1
Preferred stocks	45.0	17.8	(.2)	4.2	66.8
Total fixed maturity investments	$7,548.4	$114.9	$(65.0)	$(15.6)	$7,582.7

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$950.9	$213.2	$(19.0)	$1.9	$1,147.0

Other investments	$435.9	$38.7	$(5.0)	$—	$469.6

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains		Carrying value
Common equity securities	$796.5	$175.3	$(2.9)		$(1.1)	$967.8

Other investments	$510.8	$78.2	$(.9)	$	_	$588.1

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

White Mountains’ methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other- than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income, shareholders’ equity or tangible book value.

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of June 30, 2006 (excluding short-term investments):

	June 30, 2006
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	294	200	256	750
Market value	$2,213.4	$1,285.4	$1,206.3	$4,705.1
Amortized cost	$2,241.3	$1,323.0	$1,255.5	$4,819.8
Unrealized loss	$(27.9)	$(37.6)	$(49.2)	$(114.7)

Common equity securities:
Number of positions	75	8	5	88
Market value	$168.6	$12.3	$.2	$181.1
Cost	$186.9	$13.0	$.2	$200.1
Unrealized loss	$(18.3)	$(.7)	$—	$(19.0)

Other investments:
Number of positions	12	3	2	17
Market value	$48.5	$7.2	$2.0	$57.7
Cost	$52.4	$7.3	$3.0	$62.7
Unrealized loss	$(3.9)	$(.1)	$(1.0)	$(5.0)

Total:
Number of positions	381	211	263	855
Market value	$2,430.5	$1,304.9	$1,208.5	$4,943.9
Amortized cost	$2,480.6	$1,343.3	$1,258.7	$5,082.6
Unrealized loss	$(50.1)	$(38.4)	$(50.2)	$(138.7)
% of total gross unrealized losses	36.1%	27.7%	36.2%	100.0%

For the six months ended June 30, 2006, White Mountains did not experience any material other-than- temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2006 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2006 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of June 30, 2006, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 5.   Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unearned restricted common shares (“Restricted Shares”).  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share numerators (in millions):
Net income	$115.8	$146.8	$211.8	$323.1

Diluted earnings per share numerators (in millions):
Net income	$115.8	$146.8	$211.8	$323.1
Other effects on diluted earnings(1)	—	—	—	.1
Adjusted net income	$115.8	$146.8	$211.8	$323.2
Earnings per share denominators (in thousands):
Basic earnings per share denominator (average common shares outstanding)	10,770	10,760	10,769	10,760
Average outstanding dilutive options	32	—	33	35
Diluted earnings per share denominator(2)	10,802	10,760	10,802	10,795
Basic earnings per share (in dollars)	$10.75	$13.64	$19.67	$30.03
Diluted earnings per share (in dollars)	$10.72	$13.64	$19.61	$29.94

(1)             The diluted earnings per share numerator for the six months ended June 30, 2005 has been adjusted to exclude $.1 million of expense associated with outstanding options to acquire common shares (see note below).

(2)             The diluted earnings per share denominator for the three and six months ended June 30, 2006 includes the effects of options to acquire an average of 33,450 and 33,727 common shares, respectively, at an average strike price of $152.89 and $151.78, respectively, per common share. The diluted earnings per share denominator for the six months ended June 30, 2005 includes the effects of options to acquire an average of 45,330 common shares at an average strike price of $143.19 per common share.

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2006
Earned insurance and reinsurance premiums	$485.3	$342.4	$125.8	$—	$953.5
Net investment income	46.4	43.4	4.8	9.8	104.4
Net realized investment gains (losses)	34.7	38.7	2.6	30.5	106.5
Other revenue	18.8	2.5	1.8	13.4	36.5
Total revenues	585.2	427.0	135.0	53.7	1,200.9
Losses and LAE	295.6	377.6	89.9	.7	763.8
Insurance and reinsurance acquisition expenses	74.5	80.9	32.3	—	187.7
Other underwriting expenses	86.0	25.1	11.3	.4	122.8
General and administrative expenses	15.0	4.9	—	2.3	22.2
Accretion of fair value adjustment to loss and LAE reserves	—	.7	—	5.7	6.4
Interest expense on debt	.6	.4	—	10.9	11.9
Interest expense on preferred stock subject to mandatory redemption	—	—	—	14.4	14.4
Total expenses	471.7	489.6	133.5	34.4	1,129.2
Pre-tax income	$113.5	$(62.6)	$1.5	$19.3	$71.7

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2005
Earned insurance and reinsurance premiums	$539.5	$330.8	$71.3	$1.8	$943.4
Net investment income	49.5	38.3	2.1	14.7	104.6
Net realized investment gains (losses)	40.8	10.6	1.2	10.7	63.3
Other revenue	27.8	7.8	.6	23.4	59.6
Total revenues	657.6	387.5	75.2	50.6	1,170.9
Losses and LAE	325.7	197.5	46.0	1.0	570.2
Insurance and reinsurance acquisition expenses	97.7	65.8	20.5	.1	184.1
Other underwriting expenses	91.5	28.6	7.6	.6	128.3
General and administrative expenses	20.9	4.0	(.1)	36.7	61.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	—	6.5	9.1
Interest expense on debt	.4	.5	—	10.8	11.7
Interest expense on preferred stock subject to mandatory redemption	—	—	—	12.9	12.9
Total expenses	536.2	299.0	74.0	68.6	977.8
Pre-tax income	$121.4	$88.5	$1.2	$(18.0)	$193.1

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2006
Earned insurance and reinsurance premiums	$965.5	$658.0	$231.0	$ _	$1,854.5
Net investment income	88.6	84.5	8.4	21.4	202.9
Net realized investment gains (losses)	62.0	41.2	3.5	28.3	135.0
Other revenue	36.0	6.9	3.9	19.5	66.3
Total revenues	1,152.1	790.6	246.8	69.2	2,258.7
Losses and LAE	599.3	564.2	165.1	(.8)	1,327.8
Insurance and reinsurance acquisition expenses	160.8	151.2	61.3	_	373.3
Other underwriting expenses	169.9	45.5	22.4	.9	238.7
General and administrative expenses	31.3	7.1	—	31.3	69.7
Accretion of fair value adjustment to loss and LAE reserves	—	.1	—	11.5	11.6
Interest expense on debt	1.3	.8	—	21.5	23.6
Interest expense on preferred stock subject to mandatory redemption	—	—	—	28.4	28.4
Total expenses	962.6	768.9	248.8	92.8	2,073.1
Pre-tax income	$189.5	$21.7	$(2.0)	$(23.6)	$185.6

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2005
Earned insurance and reinsurance premiums	$1,084.9	$680.5	$131.2	$1.8	$1,898.4
Net investment income	137.3	70.2	4.2	66.8	278.5
Net realized investment gains (losses)	86.6	18.5	2.2	(6.9)	100.4
Other revenue	44.4	27.6	1.5	45.4	118.9
Total revenues	1,353.2	796.8	139.1	107.1	2,396.2
Losses and LAE	664.3	436.6	86.9	1.7	1,189.5
Insurance and reinsurance acquisition expenses	197.8	141.2	34.1	.1	373.2
Other underwriting expenses	172.3	62.2	15.1	.9	250.5
General and administrative expenses	37.2	6.3	(.1)	55.8	99.2
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	—	13.0	19.0
Interest expense on debt	.7	1.1	—	21.5	23.3
Interest expense on preferred stock subject to mandatory redemption	—	—	—	25.5	25.5
Total expenses	1,072.3	653.4	136.0	118.5	1,980.2
Pre-tax income	$280.9	$143.4	$3.1	$(11.4)	$416.0

Note 7.  Investments in Unconsolidated Insurance Affiliates

White Mountains’ investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not control the entity.

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

The following table provides summary financial amounts recorded by White Mountains during the six months ended June 30, 2006 and 2005 relating to its investment in Symetra:

	2006			2005
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$263.9	$47.8	$311.7	$267.7	$37.3	$305.0
Equity in earnings of Symetra(1)	6.8	—	6.8	6.8	—	6.8
Net unrealized gains (losses) from Symetra’s equity portfolio and other	1.8	—	1.8	(.1)	—	(.1)
Net unrealized losses from Symetra’s fixed maturity portfolio	(56.8)	—	(56.8)	(24.5)	—	(24.5)
Increase in value of warrants	—	4.6	4.6	—	2.1	2.1
Carrying value of investment in Symetra as of March 31(2)	215.7	52.4	268.1	249.9	39.4	289.3
Equity in earnings of Symetra(1)	6.8	—	6.8	7.5	—	7.5
Net unrealized gains (losses) from Symetra’s equity portfolio and other	.2	—	.2	—	—	—
Net unrealized losses from Symetra’s fixed maturity portfolio	(36.4)	—	(36.4)	63.6	—	63.6
Increase in value of warrants	—	3.5	3.5	—	1.5	1.5
Carrying value of investment in Symetra as of June 30 (3)	$186.3	$55.9	$242.2	$321.0	$40.9	$361.9

(1)             Equity in earnings is net of tax of $0.

(2)             Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(32.6) million and  $32.1 million as of March 31, 2006 and 2005, respectively.

(3)             Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(69.0) million and $95.6 million as of June 30, 2006 and 2005, respectively.

MSA

White Mountains owns 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a subsidiary of Main Street America Group Mutual Holdings, Inc., and accounts for this investment using the equity method of accounting. For the three and six months ended June 30, 2006, White Mountains recorded $8.0 million and $10.2 million, respectively, of after-tax equity in earnings from its investment in MSA. For the three and six months ended June 30, 2006, White Mountains recorded $7.7 million and $8.9 million of after-tax equity in MSA’s unrealized investment losses, respectively. For the three and six months ended June 30, 2005, White Mountains recorded $1.6 million and $4.5 million, respectively, of after-tax equity in earnings from its investment in MSA. For the three and six months ended June 30, 2005, White Mountains recorded $3.7 million and $.5 million of after-tax equity in MSA’s unrealized investment gains, respectively. As of June 30, 2006 and December 31, 2005, White Mountains’ investment in MSA totaled $169.9 million and $168.0 million, respectively.

Note 8.  Consolidating Financial Information

The Company has fully and unconditionally guaranteed the Senior Notes issued in 2003 by its wholly-owned subsidiary, Fund American Companies, Inc. (“Fund American”). The following tables present White Mountains’ consolidating balance sheets as of June 30, 2006 and December 31, 2005, statements of income for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of June 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
ASSETS
Fixed maturity investments, at fair value	$—	$3,986.3	$3,317.3	$—	$7,303.6
Common equity securities, at fair value	3.0	427.0	717.0	—	1,147.0
Short-term investments, at amortized cost	10.7	615.4	247.4	—	873.5
Other investments	21.8	205.1	242.7	—	469.6
Total investments	35.5	5,233.8	4,524.4	—	9,793.7
Cash	1.6	147.7	42.3	—	191.6
Reinsurance recoverable on paid and unpaid losses	—	1,749.3	3,027.6	—	4,776.9
Insurance and reinsurance premiums receivable	—	411.4	651.0	—	1,062.4
Securities lending collateral	—	124.0	329.1	—-	453.1
Funds held by ceding companies	—	554.7	—	—	554.7
Investments in unconsolidated insurance affiliates	55.9	186.2	169.9	—	412.0
Deferred tax asset	—	136.4	187.8	—	324.2
Deferred acquisition costs	—	108.5	216.4	—	324.9
Ceded unearned premiums	—	144.1	23.0	—	167.1
Accounts receivable on unsettled investment sales	—	9.6	14.0	—	23.6
Investment income accrued	—	45.5	43.9	—	89.4
Investment in consolidated subsidiaries	3,734.5	—	—	(3,734.5)	—
Other assets	86.8	119.2	431.0	(82.6)	554.4
Total assets	$3,914.3	$8,970.4	$9,660.4	$(3,817.1)	$18,728.0
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,674.3	$5,101.0	$—	$9,775.3
Reserves for structured contracts	—	214.2	—	—	214.2
Unearned insurance and reinsurance premiums	—	633.3	1,097.4	—	1,730.7
Securities lending payable	—	124.0	329.1	—	453.1
Debt	50.0	34.2	754.0	—	838.2
Deferred tax liability	—	241.0	—	—	241.0
Ceded reinsurance payable	—	81.1	85.8	—	166.9
Funds held under reinsurance treaties	—	125.4	4.7	—	130.1
Accounts payable on unsettled investment purchases	—	41.5	22.2	—	63.7
Other liabilities	—	568.0	517.8	(82.6)	1,003.2
Preferred stock subject to mandatory redemption	—	20.0	227.3	—	247.3
Total liabilities	50.0	6,757.0	8,139.3	(82.6)	14,863.7
Common shareholders’ equity	3,864.3	2,213.4	1,521.1	(3,734.5)	3,864.3
Total liabilities and common shareholders’ equity	$3,914.3	$8,970.4	$9,660.4	$(3,817.1)	$18,728.0

Consolidating Balance Sheet as of December 31, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
ASSETS
Fixed maturity investments, at fair value	$193.5	$3,772.4	$3,616.8	$—	$7,582.7
Common equity securities, at fair value	—	376.5	591.3	—	967.8
Short-term investments, at amortized cost	.4	482.1	245.3	—	727.8
Other investments	—	308.7	279.4	—	588.1
Total investments	193.9	4,939.7	4,732.8	—	9,866.4
Cash	—	143.5	44.2	—	187.7
Reinsurance recoverable on paid and unpaid losses	—	1,931.2	3,171.5	—	5,102.7
Insurance and reinsurance premiums receivable	—	406.4	607.9	—	1,014.3
Securities lending collateral	—	227.8	447.1	—	674.9
Funds held by ceding companies	—	620.4	—	—	620.4
Investments in unconsolidated insurance affiliates	47.8	263.9	168.0	—	479.7
Deferred tax asset	—	98.1	241.8	1.3	341.2
Deferred acquisition costs	—	84.0	204.4	—	288.4
Ceded unearned premiums	—	172.7	28.0	—	200.7
Investment income accrued	1.1	46.1	46.3	—	93.5
Accounts receivable on unsettled investment sales	—	18.7	3.0	—	21.7
Investments in consolidated subsidiaries	3,621.9	—	—	(3,621.9)	—
Other assets	3.5	123.0	400.0	—	526.5
Total assets	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,815.8	$5,415.4	$—	$10,231.2
Reserves for structured contracts	—	224.6	—	—	224.6
Unearned insurance and reinsurance premiums	—	539.2	1,042.8	—	1,582.0
Debt	—	34.2	744.9	—	779.1
Securities lending payable	—	227.8	447.1	—	674.9
Deferred tax liability	—	273.0	—	1.3	274.3
Ceded reinsurance payable	—	123.3	81.2	—	204.5
Funds held under reinsurance treaties	—	167.0	4.4	—	171.4
Accounts payable on unsettled investment purchases	—	41.5	1.9	—	43.4
Other liabilities	35.0	471.0	659.5	—	1,165.5
Preferred stock subject to mandatory redemption	—	20.0	214.0	—	234.0
Total liabilities	35.0	6,937.4	8,611.2	1.3	15,584.9
Common shareholders’ equity	3,833.2	2,138.1	1,483.8	(3,621.9)	3,833.2
Total liabilities and common shareholders’ equity	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1

Consolidating Statement of Income Three Months Ended June 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$421.6	$531.9	$—	$953.5
Net investment income	.3	49.9	54.2	—	104.4
Net realized investment gains (losses)	4.1	65.1	37.3	—	106.5
Other revenue	10.0	4.2	24.7	(2.4)	36.5
Total revenues	14.4	540.8	648.1	(2.4)	1,200.9
Losses and LAE	—	424.8	339.0	—	763.8
Insurance and reinsurance acquisition expenses	—	102.3	85.4	—	187.7
Other underwriting expenses	—	36.5	86.3	—	122.8
General and administrative expenses	.7	3.2	18.2	.1	22.2
Accretion of fair value adjustment to loss and LAE reserves	—	.6	5.8	—	6.4
Interest expense on debt	—	2.9	11.5	(2.5)	11.9
Interest expense — dividends and accretion on preferred stock	—	.5	13.9	—	14.4
Total expenses	.7	570.8	560.1	(2.4)	1,129.2
Pre-tax income (loss)	13.7	(30.0)	88.0	—	71.7
Income tax benefit (provision)	1.2	44.4	(16.3)	—	29.3
Equity in earnings of consolidated subsidiaries	100.9	—	—	(100.9)	—
Equity in earnings of unconsolidated insurance affiliates	—	6.8	8.0	—	14.8
Net income	$115.8	$21.2	$79.7	$(100.9)	$115.8

Consolidating Statement of Income Three Months Ended June 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$ _	$402.4	$541.0	$—	$943.4
Net investment income	1.7	46.2	56.7	—	104.6
Net realized investment gains	1.2	19.9	42.2	—	63.3
Other revenue	17.0	8.4	34.2	—	59.6
Total revenues	19.9	476.9	674.1	—	1,170.9
Loss and LAE	—	236.1	334.1	—	570.2
Insurance and reinsurance acquisition expenses	—	91.2	92.9	—	184.1
Other underwriting expenses	—	36.3	92.0	—	128.3
General and administrative expenses	14.5	11.8	35.2	—	61.5
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	6.5	—	9.1
Interest expense on debt	—	.6	11.1	—	11.7
Interest expense—dividends and accretion on preferred stock	—	.5	12.4	—	12.9
Total expenses	14.5	379.1	584.2	—	977.8
Pre-tax income	5.4	97.8	89.9	—	193.1
Income tax provision	(.1)	(7.6)	(47.7)	—	(55.4)
Equity in earnings of consolidated subsidiaries	141.5	—	—	(141.5)	—
Equity in earnings of unconsolidated insurance affiliates	—	7.4	1.7	—	9.1
Net income	$146.8	$97.6	$43.9	$(141.5)	$146.8

Consolidating Statement of Income Six Months Ended June 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$815.8	$1,038.7	$—	$1,854.5
Net investment income	2.0	96.7	104.2	—	202.9
Net realized investment gains	7.1	62.7	65.2	—	135.0
Other revenue	10.1	10.5	48.2	(2.5)	66.3
Total revenues	19.2	985.7	1,256.3	(2.5)	2,258.7
Losses and LAE	—	652.6	675.2	—	1,327.8
Insurance and reinsurance acquisition expenses	—	200.4	172.9	—	373.3
Other underwriting expenses	—	67.9	170.8	—	238.7
General and administrative expenses	8.0	9.6	52.1		69.7
Accretion of fair value adjustment to loss and LAE reserves	—	.1	11.5	—	11.6
Interest expense on debt	—	3.3	22.8	(2.5)	23.6
Interest expense—dividends and accretion on preferred stock	—	1.0	27.4	—	28.4
Total expenses	8.0	934.9	1,132.7	(2.5)	2,073.1
Pre-tax income	11.2	50.8	123.6	—	185.6
Income tax benefit (provision)	(2.4)	38.6	(33.8)	—	2.4
Equity in earnings of consolidated subsidiaries	203.0	—	—	(203.0)	—
Equity in earnings of unconsolidated insurance affiliates	—	13.6	10.2	—	23.8
Net income	$211.8	$103.0	$100.0	$(203.0)	$211.8

Consolidating Statement of Income Six Months Ended June 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$821.9	$1,076.5	$—	$1,898.4
Net investment income	3.5	123.9	151.1	—	278.5
Net realized investment gains	3.3	8.4	88.7	—	100.4
Other revenue	30.6	29.0	59.3	—	118.9
Total revenues	37.4	983.2	1,375.6	—	2,396.2
Loss and LAE	—	512.6	676.9	—	1,189.5
Insurance and reinsurance acquisition expenses	—	187.8	185.4	—	373.2
Other underwriting expenses	—	77.3	173.2	—	250.5
General and administrative expenses	18.9	20.2	60.1	—	99.2
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	13.0	—	19.0
Interest expense on debt	—	1.2	22.1	—	23.3
Interest expense—dividends and accretion on preferred stock	—	1.0	24.5	—	25.5
Total expenses	18.9	806.1	1,155.2	—	1,980.2
Pre-tax income	18.5	177.1	220.4	—	416.0
Income tax provision	(.1)	(13.4)	(98.2)	—	(111.7)
Equity in earnings of consolidated subsidiaries	304.7	—	—	(304.7)	—
Equity in earnings of unconsolidated insurance affiliates	—	14.3	4.5	—	18.8
Net income	$323.1	$178.0	$126.7	$(304.7)	$323.1

Consolidating Statement of Cash Flows Six Months Ended June 30, 2006	The Company	Other Entities	Fund American	Total
(Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$8.8	$103.0	$100.0	$211.8
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(7.1)	(62.7)	(65.2)	(135.0)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(217.6)	(314.4)	(532.0)
Net change in reinsurance recoverable on paid and unpaid losses	—	196.8	143.9	340.7
Net change in unearned insurance and reinsurance premiums	—	75.8	54.6	130.4
Net change in funds held by ceding companies	—	62.8	—	62.8
Net change in deferred acquisition costs	—	(21.8)	(12.0)	(33.8)
Net change in funds held under reinsurance treaties	—	(35.1)	.3	(34.8)
Net change in insurance and reinsurance premiums receivable	—	8.7	(43.1)	(34.4)
Net change in other assets and liabilities, net	24.8	(100.2)	(50.2)	(125.4)
Net cash flows (used for) provided from operations	26.5	9.7	(186.1)	(149.7)
Cash flows from investing activities:
Net change in short-term investments	(10.3)	(97.4)	(2.1)	(109.8)
Sales of fixed maturity investments	153.7	1,400.7	790.3	2,344.7
Maturities, calls and paydowns of fixed maturity investments	.4	146.6	298.3	445.3
Sales of common equity securities	.4	113.7	138.2	252.3
Sales of other investments	—	21.1	2.2	23.3
Purchases of other investments	—	(8.1)	(32.2)	(40.4)
Purchases of common equity securities	(3.3)	(69.7)	(207.0)	(280.0)
Purchases of fixed maturity investments	(117.3)	(1,581.4)	(790.0)	(2,488.8)
Net change in unsettled investment purchases and sales	—	9.1	9.3	18.4
Net acquisitions of property and equipment	—	(1.4)	(7.1)	(8.5)
Net cash flows provided from (used for) investing activities	23.6	(66.8)	199.9	156.5
Cash flows from financing activities:
Issuance of debt	50.0	—	—	50.0
Dividends paid on common shareholders	(43.1)	—	—	(43.1)
Dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of common shares	.1	—	—	.1
Intercompany dividends and distributions	(55.5)	57.1	(1.6)	—
Net cash (used for) provided from financing activities	(48.5)	56.1	(15.7)	(8.1)
Effect of exchange rate changes on cash	—	5.2	—	5.2
Net increase (decrease) in cash during period	1.6	4.2	(1.9)	3.9
Cash balances at beginning of period	—	143.5	44.2	187.7
Cash balances at end of period	$1.6	$147.7	$42.3	$191.6

Consolidating Statement of Cash Flows Six Months Ended June 30, 2005	The Company	Other Entities	Fund American	Total
(Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$18.4	$178.0	$126.7	$323.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(3.3)	(8.4)	(88.7)	(100.4)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(271.5)	475.0	203.5
Net change in reinsurance recoverable on paid and unpaid losses	—	32.2	(700.6)	(668.4)
Net change in unearned insurance and reinsurance premiums	—	(19.4)	33.6	14.2
Net change in funds held by ceding companies	—	154.2	—	154.2
Net change in deferred acquisition costs	—	11.1	(12.8)	(1.7)
Net change in funds held under reinsurance treaties	—	10.7	(2.1)	8.6
Net change in insurance and reinsurance premiums receivable	—	165.2	(111.8)	53.4
Net change in other assets and liabilities, net	(39.9)	(191.9)	(11.7)	(243.5)
Net cash flows (used for) provided from operations	(24.8)	60.2	(292.4)	(257.0)
Cash flows from investing activities:
Net change in short-term investments	7.0	146.3	147.1	300.4
Sales of fixed maturity investments	24.6	993.4	1,439.9	2,457.9
Maturities, calls and paydowns of fixed maturity investments	—	397.9	52.9	450.8
Sales of common equity securities	—	33.4	218.0	251.4
Sales of other investments	—	72.1	22.7	94.8
Purchases of other investments	—	(69.5)	(38.9)	(108.4)
Purchases of common equity securities	—	(43.0)	(169.9)	(212.9)
Purchases of fixed maturity investments	—	(1,737.1)	(1,233.8)	(2,970.9)
Net change in unsettled investment purchases and sales	1.0	16.2	48.0	65.2
Net acquisitions of property and equipment	—	(4.9)	(27.0)	(31.9)
Net cash flows provided from (used for) investing activities	32.6	(195.2)	459.0	296.4
Cash flows from financing activities:
Dividends paid on common shareholders	(43.1)	—	—	(43.1)
Dividends paid to preferred shareholders	—	(1.0)	(14.1)	(15.1)
Proceeds from issuance of common shares	.3	—	—	.3
Intercompany dividends and distributions	35.0	131.1	(166.1)	—
Net cash (used for) provided from financing activities	(7.8)	130.1	(180.2)	(57.9)
Effect of exchange rate changes on cash	—	(20.6)	—	(20.6)
Net decrease in cash during period	—	(25.5)	(13.6)	(39.1)
Cash balances at beginning of period	—	195.8	47.3	243.1
Cash balances at end of period	$—	$170.3	$33.7	$204.0

Note 9. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
Millions	2006	2005	2006(3)	2005
Service cost	$.3	$.6	$—	$—
Interest cost	6.9	7.8	—	.7
Expected return on plan assets	(7.6)	(8.2)	—	—
Amortization of prior service benefit	—	—	—	(1.0)
Amortization of unrecognized loss	—	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	(.4)	.2	—	(.3)
Curtailment gain(1)	—	(.7)	—	—
Special termination benefits expense(2)	.3	.9	—	—
Net periodic benefit cost (income)	$(.1)	$.4	$ _	$(.3)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
Millions	2006	2005	2006 (3)	2005
Service cost	$.5	$.9	$—	$—
Interest cost	13.8	15.0	—	1.4
Expected return on plan assets	(15.3)	(15.8)	—	—
Amortization of prior service benefit	—	—	—	(2.1)
Amortization of unrecognized loss	.1	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	(.9)	.1	—	(.7)
Curtailment gain(1)	—	(.7)	—	—
Special termination benefits expense(2)	1.6	2.0	—	—
Net periodic benefit cost (income)	$.7	$1.4	$ _—	$(.7)

(1)             During June 2005, National Farmers Union Property and Casualty Company (NFU), a subsidiary of OneBeacon, froze its pension plan and recognized a $.7 million curtailment gain.

(2)             Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

(3)             OneBeacon settled its Retiree Medical Plan in 2005.

OneBeacon expects to contribute $3.0 million to its pension plans in 2006. As of June 30, 2006, no contributions had been made.  The majority of OneBeacon’s expected pension contributions in 2006 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

Note 10. Income Taxes

During the second quarter of 2006, the Company recognized $30 million in tax benefits related to the settlements of United States Federal and state income tax audits for the years prior to 2003.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income, fully converted tangible book value per share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 44). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Overview

White Mountains ended the second quarter of 2006 with a fully converted tangible book value per share of $355.16, up 1.5% for the quarter and 4.9% for the first six months of 2006, including dividends. White Mountains’ adjusted comprehensive net income was $50 million for the second quarter of 2006, compared to $136 million for the second quarter of 2005. Adjusted comprehensive income for the first six months of 2006 was $166 million compared to $211 million for the comparable period last year. OneBeacon reported combined ratios of 94% in the second quarter of 2006 and 96% in the first six months of 2006, compared to 95% in the second quarter of 2005 and the first six months of 2005.  White Mountains Re reported combined ratios of 141% in the second quarter of 2006 and 116% in the first six months of 2006, compared to 88% in the second quarter of 2005 and 94% for the first six months of 2005.  Esurance reported a combined ratio of 106% in the second quarter of 2006 and 108% in the first six months of 2006, compared to 104% in both the second quarter of 2005 and the first six months of 2005, while increasing its written premiums 72% from the second quarter of 2005.

White Mountains’ GAAP pre-tax total return on invested assets was 1.8% for the second quarter of 2006 and 3.2% for the first six months of 2006, compared to 1.0% for the second quarter of 2005 and 1.4% for the first six months of 2005. Strong equity returns, which again outpaced the S&P 500 Index, combined with the high-quality, short-duration fixed income portfolio led to the positive returns, even in the face of rising interest rates in the second quarter and first six months of 2006.  Additionally, the first six months of 2006 included a $33 million unrealized foreign currency translation gain, principally due to the strengthening of the Swedish krona against the U.S. dollar, compared to a $69 million unrealized foreign currency translation loss in the first six months of 2005.

Fully Converted Tangible Book Value Per Share

The following table presents the Company’s tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	June 30, 2006	March 31, 2006	Dec. 31, 2005	June 30, 2005

Book value per share numerators (in millions):

Common shareholders’ equity	$3,864.3	$3,872.2	$3,833.2	$4,091.8
Benefits to be received from share obligations under employee benefit plans	5.1	5.1	5.1	6.6
Remaining accretion of subsidiary preferred stock to face value	(72.7)	(79.6)	(86.0)	(97.8)

Book value per share numerator	3,796.7	3,797.7	3,752.3	4,000.6
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	69.0	32.6	(24.2)	(95.7)
Goodwill	(25.2)	(23.8)	(24.4)	(19.7)
Fully converted tangible book value per share numerator	$3,840.5	$3,806.5	$3,703.7	$3,885.2

Book value per share denominators (in thousands of shares):

Common shares outstanding	10,780.1	10,780.1	10,779.2	10,774.3
Share obligations under employee benefit plans	33.4	33.4	34.3	44.7
Fully converted tangible book value per share	10,813.5	10,813.5	10,813.5	10,819.0

Book value per share	$351.11	$351.19	$347.00	$369.78
Fully converted tangible book value per share	$355.16	$352.01	$342.51	$359.11

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005

Gross written premiums	$1,093.6	$1,096.5	$2,322.5	$2,350.7
Net written premiums	$984.7	$920.5	$2,028.7	$1,937.2

Revenues
Earned insurance and reinsurance premiums	$953.5	$943.4	$1,854.5	$1,898.4
Net investment income	104.4	104.6	202.9	278.5
Net realized investment gains	106.5	63.3	135.0	100.4
Other revenue	36.5	59.6	66.3	118.9
Total revenues	1,200.9	1,170.9	2,258.7	2,396.2
Expenses
Losses and LAE	763.8	570.2	1,327.8	1,189.5
Insurance and reinsurance acquisition expenses	187.7	184.1	373.3	373.2
Other underwriting expenses	122.8	128.3	238.7	250.5
General and administrative expenses	22.2	61.5	69.7	99.2
Accretion of fair value adjustment to loss and LAE reserves	6.4	9.1	11.6	19.0
Interest expense - debt	11.9	11.7	23.6	23.3
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	14.4	12.9	28.4	25.5
Total expenses	1,129.2	977.8	2,073.1	1,980.2
Pre-tax income	$71.7	$193.1	$185.6	$416.0
Income tax benefit (provision)	29.3	(55.4)	2.4	(111.7)
Equity in earnings of unconsolidated affiliates	14.8	9.1	23.8	18.8
Net income	$115.8	$146.8	$211.8	$323.1

Other comprehensive income (loss)	(102.6)	52.5	(138.7)	(73.5)
Comprehensive net income	$13.2	$199.3	$73.1	$249.6

Deduct: Net unrealized losses from Symetra’s fixed maturity portfolio	36.4	(63.6)	93.2	(39.1)
Adjusted comprehensive net income	$49.6	$135.7	$166.3	$210.5

Consolidated Results—Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

White Mountains’ total revenues increased by 3% in the second quarter of 2006 compared to the second quarter of 2005.   Earned premiums increased by 1% in the second quarter of 2006, primarily due to increases at White Mountains Re and Esurance, which were partially offset by a decrease at OneBeacon.  Net realized gains increased 68% in the second quarter of 2006 compared to the second quarter of 2005, primarily due to $32 million in a realized gain from the redemption of White Mountains’ investment in Financial Security Assurance.

White Mountains’ total expenses increased by 15% in the second quarter of 2006 compared to the second quarter of 2005, due primarily to losses and LAE at White Mountains Re from adverse development on hurricanes Katrina, Rita and Wilma and from the Indemnity Agreement, which is discussed further on page 39 of the White Mountains Re segment MD&A, partially offset by a 64% decrease in general and administrative expenses, primarily from lower incentive compensation expenses.

The income tax provision related to pre-tax income for the second quarter of 2006 and 2005 represented an effective tax rate of (41)% and 29%, respectively, which was lower than the U.S. statutory rate of 35% primarily due to tax benefits recognized in the second quarter of 2006 related to settlements of United States Federal and state income tax audits for years prior to 2003 and to income generated in jurisdictions other than the United States. Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

Consolidated Results—Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

White Mountains’ total revenues decreased by 6% in the first six months of 2006 compared to the first six months of 2005.   Earned premiums decreased by 2% in the first six months of 2006, primarily due to decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance. In addition to the factors affecting the second quarter of 2006 and the second quarter of 2005 described above, net investment income decreased by $76 million in the first six months of 2006 compared to the first six months of 2005, primarily due to a $74 million special dividend received from Montpelier Re in the first six months of 2005.  Other revenues decreased by $53 million in the first six months of 2006 compared to the first six months of 2005, primarily from lower fee income at White Mountains Re and from $25 million in gains from the settlement of two lawsuits in which White Mountains was a plaintiff in the first six months of 2005, compared to $8 million in the first six months of 2006.

White Mountains’ total expenses increased by 5% in the first six months of 2006 compared to the first six months of 2005, due primarily to the same factors affecting the second quarter of 2006 and the second quarter of 2005 described above.

The income tax provision related to pre-tax income for the first six months of 2006 and 2005 represented an effective tax rate of (1)% and 29%, respectively, which was lower than the U.S. statutory rate of 35% due primarily to the same factors as those listed above for the second quarter of 2006 and 2005.

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

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005

Gross written premiums	$542.9	$598.6	$1,043.5	$1,160.0
Net written premiums	$515.5	$558.6	$989.9	$1,078.5

Earned insurance and reinsurance premiums	$485.3	$539.5	$965.5	$1,084.9
Net investment income	46.4	49.5	88.6	137.3
Net realized investment gains	34.7	40.8	62.0	86.6
Other revenue	18.8	27.8	36.0	44.4
Total revenues	585.2	657.6	1,152.1	1,353.2
Losses and LAE	295.6	325.7	599.3	664.3
Insurance and reinsurance acquisition expenses	74.5	97.7	160.8	197.8
Other underwriting expenses	86.0	91.5	169.9	172.3
General and administrative expenses	15.0	20.9	31.3	37.2
Interest expense on debt	.6	.4	1.3	.7
Total expenses	471.7	536.2	962.6	1,072.3
Pre-tax income	$113.5	$121.4	$189.5	$280.9

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing operations and in total for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30, 2006
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	65%	31%	96%	$185.5	$181.7
Personal	57	28	85	147.3	142.5
Commercial	56	39	95	178.5	157.8
Total(1)	61%	33%	94%	$515.5	$485.3

	Three Months Ended June 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	59%	35%	94%	$210.3	$203.1
Personal	58	33	91	165.6	166.7
Commercial	54	41	95	170.2	155.7
Total(1)	60%	35%	95%	$558.6	$539.5

	Six Months Ended June 30, 2006
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	63%	31%	94%	$370.9	$355.0
Personal	62	30	92	274.1	285.9
Commercial	57	39	96	330.7	311.2
Total(1)	62%	34%	96%	$989.9	$965.5

	Six Months Ended June 30, 2005
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	56%	32%	88%	$427.0	$406.6
Personal	60	33	93	320.8	337.2
Commercial	56	42	98	306.3	314.5
Total(1)	61%	34%	95%	$1,078.5	$1,084.9

(1)                 Includes results from consolidated reciprocals and run-off operations.  Results from reciprocals are net of business assumed by OneBeacon, which is reported in Personal Lines.

OneBeacon Result — Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

OneBeacon’s pre-tax income for the second quarter of 2006 was $114 million and its combined ratio was 94%, compared to pre-tax income of $121 million and a combined ratio of 95% in the second quarter of 2005. OneBeacon’s second quarter of 2005 included the results of National Farmers Union (“NFU”), which it sold to a third party in the third quarter of 2005.  The inclusion of NFU in the results for the second quarter of 2005 reduced the combined ratio by one point.

Net written premiums for the second quarter of 2006 were $516 million, a decrease of 8% from $559 million in the second quarter of 2005.  The decrease in net written premiums was primarily due to the aforementioned sale of NFU, which had $43 million of net written premium in the second quarter of 2005, and a planned decrease in personal lines’ written premiums in the Massachusetts and New York regions. The decrease was partially offset by growth in net written premiums in commercial lines and in specialty lines other than NFU.

OneBeacon’s total revenues for the second quarter of 2006 decreased 11% from the second quarter of 2005.  Earned premiums decreased 10% from the second quarter of 2005 due to the same factors previously mentioned for net written premiums.

OneBeacon’s total expenses for the second quarter of 2006 decreased 12% from the second quarter of 2005.  Exclusive of NFU’s results for the second quarter of 2005, the decrease in OneBeacon’s losses and LAE, insurance acquisition expenses and other underwriting expenses was 4%, which was roughly in-line with the decrease in premium volume, exclusive of NFU, of 2%.

Specialty Lines.  The specialty lines combined ratio for the second quarter of 2006 was 96%, compared to 94% in the second quarter of 2005.  The inclusion of NFU in specialty lines’ second quarter 2005 results reduced the combined ratio by one point. In addition, the specialty lines combined ratio for the second quarter of 2006 included six points of unfavorable development from hurricanes Katrina, Rita and Wilma, primarily in OneBeacon Specialty Property.  The specialty lines combined ratio for the second quarter of 2005 included one point of prior year favorable development.  Deferred compensation expense was 3 points lower in the second quarter of 2006 compared to the second quarter of 2005.  Net written premiums for specialty lines decreased 12% in the second quarter of 2006 to $186 million, compared to $210 million in 2005.  The decrease in written premiums was mainly due to the aforementioned sale of NFU.  Excluding NFU, specialty lines’ net written premiums increased by $19 million, or 11%, from the second quarter of 2005, principally from rate increases at OneBeacon Specialty Property and higher in-force policy counts at OneBeacon Professional Partners and OneBeacon Specialty Property.

Personal Lines.  The personal lines combined ratio for the second quarter of 2006 was 85% compared to 91% in the second quarter of 2005. The second quarter of 2006 benefited by four points from a reduction in contingent commission accruals and two points from the favorable settlement of a state franchise tax audit, offset by four points of unfavorable prior year development.  The personal lines combined ratio for the second quarter of 2005 included three points of prior year unfavorable development.  Net written premiums for personal lines decreased by 11% to $147 million in the second quarter of 2006, primarily as a result of continued planned lower writings in Massachusetts and New York, particularly in Massachusetts automobile premiums.

Commercial Lines.  The commercial lines combined ratio was 95% for both the second quarter of 2006 and the second quarter of 2005. The second quarter of 2006 benefited by two points from the aforementioned favorable state franchise tax audit settlement, offset by a point of unfavorable prior year development.  Commercial lines’ net written premiums increased 5% to $179 million in the second quarter of 2006, compared to $170 million in the second quarter of 2005, particularly from its property, inland marine and small business package business.

OneBeacon Results — Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

OneBeacon’s pre-tax income for the first six months of 2006 was $190 million and its combined ratio was 96%, compared to pre-tax income of $281 million and a combined ratio of 95% for the first six months of 2005. OneBeacon’s first six months of 2005 included the results of NFU.  The inclusion of NFU in the results for the first six months of 2005 reduced the combined ratio by two points.

Net written premiums for the first six months of 2006 were $990 million, a decrease of 8% from $1,079 million in the first six months of 2005.  The decrease in net written premiums was primarily due to the aforementioned sale of NFU, which had $92 million of net written premium in the first six months of 2005, as planned decreases in personal lines’ written premiums in the Massachusetts and New York regions were offset by growth in net written premiums in commercial lines and in specialty lines other than NFU.

OneBeacon’s total revenues for the first six months of 2006 decreased 15% from the first six months of 2005.  Earned premiums decreased 11% from the first six months of 2005 due to the same factors previously mentioned for net written premiums.  Net investment income decreased 35% in the first six months of 2006 from the first six months of 2005, principally due to the receipt in the first quarter of 2005 of a $35 million special dividend from Montpelier Re.  Additionally, net realized investment gains for the first six months of 2006 were down $25 million from the first six months of last year, primarily due to the sale of several highly appreciated common stocks in the first six months of 2005 to reposition the equity portfolio into securities with more attractive risk/reward characteristics.

OneBeacon’s total expenses for the first six months of 2006 decreased 10% from the first six months of 2005.  Exclusive of NFU’s results for the first six months of 2005, the decrease in OneBeacon’s losses and LAE, insurance acquisition expenses and other underwriting expenses of 4% was roughly in-line with the decrease in premium volume, exclusive of NFU, of 3%.

Specialty Lines.  The specialty lines combined ratio for the first six months of 2006 was 94%, compared to 88% in the first six months of 2005.  The inclusion of NFU in specialty lines’ first six months of 2005 reduced the combined ratio by one point.  Unfavorable development from hurricanes Katrina, Rita and Wilma increased the combined ratio for the first six months of 2006 by six points.  This was partially offset by prior year favorable development on other losses that decreased the combined ratio by three points. The specialty lines combined ratio for the first six months of 2005 benefited by two points of prior year favorable development.  Net written premiums for specialty lines decreased 13% in the first six months of 2006 to $371 million, compared to $427 million in the first six months of 2005.  The decrease in net written premiums was mainly due to the aforementioned sale of NFU.  Excluding NFU, specialty lines’ net written premiums increased by $36 million, or 11%, from the first six months of 2005, principally from AutoOne Insurance, OneBeacon Professional Partners and OneBeacon Specialty Property.

Personal Lines.  The personal lines combined ratio for the first six months of 2006 was 92% compared to 93% in the first six months of 2005.  In addition to the items noted above for the second quarter of 2006, which favorably impacted the personal lines combined ratio for the first six months of 2006 by a point, the personal lines combined ratio for the first six months of 2005 included two points of prior year unfavorable development. Net written premiums for personal lines decreased by 15% to $274 million in the first six months of 2006, primarily due to the same factors that affected the three month decrease described above.

Commercial Lines.  The commercial lines combined ratio for the first six months of 2006 was 96% compared to 98% for the first six months of 2005. In addition to the items noted above for the second quarter of 2006, the improvement was due to lower expenses in the middle-market division, mainly insurance acquisition expenses. Commercial lines’ net written premiums increased 8% to $331 million in the first six months of 2006, compared to $306 million in the first six months of 2005, primarily due to the same factors that affected the three month increase described above.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2006	2005	2006	2005

Gross written premiums	$419.2	$421.3	$1,005.6	$1,036.0
Net written premiums	$338.5	$285.7	$767.2	$705.1

Earned insurance and reinsurance premiums	$342.4	$330.8	$658.0	$680.5
Net investment income	43.4	38.3	84.5	70.2
Net realized investment gains	38.7	10.6	41.2	18.5
Other revenue	2.5	7.8	6.9	27.6
Total revenues	427.0	387.5	790.6	796.8
Losses and LAE	377.6	197.5	564.2	436.6
Insurance and reinsurance acquisition expenses	80.9	65.8	151.2	141.2
Other underwriting expenses	25.1	28.6	45.5	62.2
General and administrative expenses	4.9	4.0	7.1	6.3
Accretion of fair value adjustment to losses and LAE reserves	.7	2.6	.1	6.0
Interest expense on debt	.4	.5	.8	1.1
Total expenses	489.6	299.0	768.9	653.4
Pre-tax income	$(62.6)	$88.5	$21.7	$143.4
GAAP ratios:
Losses and LAE	110%	60%	86%	64%
Expense	31%	28%	30%	30%
Total Combined	141%	88%	116%	94%

White Mountains Re Results—Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

White Mountains Re’s pre-tax loss in the second quarter of 2006 was $63 million and its combined ratio was 141%, compared to pre-tax income of $89 million and a combined ratio of 88% for the second quarter of 2005.  In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.

As a result of newly reported claims on off-shore energy and marine exposures particularly with respect to business interruption insurance and the continuing high cost of oil, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits and also increased reserves on other exposures affected by hurricanes Katrina, Rita and Wilma.  Starting January 1, 2006, Folksamerica Re non-renewed its off-shore energy and marine excess business in the Gulf of Mexico.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus Reinsurance Company (“Olympus”), $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 was ceded to Olympus.  However, Folksamerica entered into the Indemnity Agreement on June 16, 2006 under which Folksamerica agreed to reimburse Olympus for up to $137 million of these losses, which has been recorded as loss and LAE expense during the second quarter of 2006.  White Mountains Re also waived override commissions on premiums earned by Olympus after March 31, 2006 for reinsurance contracts with an effective date of December 31, 2005 and prior.  White Mountains Re expects that the commission waivers will total approximately $8 million.  Olympus will continue to be responsible to pay Folksamerica Re for losses on exposures that have been ceded to it and will continue to receive cessions from Folksamerica Re under the 2006 quota share agreement.  In addition, Olympus and its two largest shareholders agreed, at Folksamerica Re’s option, to continue the quota share treaty with Folksamerica Re through the end of 2007.

Excluding the effect of the net development from Katrina, Rita and Wilma and the Indemnity Agreement, White Mountains Re’s underwriting units performed well in the quarter, reflecting improved underwriting conditions and generally benign weather patterns.  Earnings from business segments not impacted by the 2005 hurricanes partially offset the second quarter 2006 adverse development and the charge related to the Indemnity Agreement.

For the three months ended June 30, 2006, gross written premiums remained relatively flat compared to the second quarter 2005.  In 2006, White Mountains Re reduced its U.S. property catastrophe exposure and ceased writing off-shore energy and marine excess risks in the Gulf of Mexico.  These premium decreases were offset by increases in non- catastrophe exposed classes, particularly accident & health and aviation.  Net written premiums increased by $52.8 million, or 18%, over the comparable prior period.  The increase in net written premiums is primarily from improved market conditions, a reduction in ceded premiums to Olympus and Helicon and a change to the written premium estimation methodology relating to Sirius’ direct business, which did not have a significant impact on earned premiums.  Insurance and reinsurance acquisition expenses increased by $15 million, or 23%, over the comparable prior year period.  The increase in insurance and reinsurance acquisition expenses relates primarily to change in the mix of business written, a decrease in override commission and a 4% increase in earned premiums.

Net investment income increased over the prior period mainly due to an increase in invested assets, particularly at Folksamerica Re, as well as higher short-term investment interest rates.  Net realized investment gains for the quarter ended June 30, 2006 included a realized gain on the redemption of White Mountains’ investment in Financial Security Assurance in the second quarter of 2006, $11 million of which was recorded in this segment.

White Mountains Re receives fee income on reinsurance placements referred to Olympus and Helicon. White Mountains Re recognized fee income of $4 million from Olympus and Helicon in the second quarter of 2006, $1 million of which was recorded as other revenues, compared to $14 million of fee income from Olympus for the second quarter of last year, $8 million of which was recorded as other revenues. The decrease in fee income was the result of no earned profit commission in the second quarter of 2006, compared to $4 million of profit commission earned during the second quarter of last year, as well as a reduction in amounts ceded to Olympus and Helicon in 2006 versus the comparable prior year period.

Under profit commission arrangements with Olympus and Helicon, White Mountains Re is entitled to a profit commission on net underwriting profits on referred business that is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years.  As a result of hurricanes Katrina, Rita and Wilma, Olympus has recorded substantial net underwriting losses and, as such White Mountains Re does not expect to record profit commission from Olympus or Helicon for the foreseeable future.

White Mountains Re Results — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

White Mountains Re’s pre-tax income in the first six months of 2006 was $22 million and its combined ratio was 116%, compared to pre-tax income of $143 million and a combined ratio of 94% for the first six months of 2005. Net adverse development from hurricanes Katrina, Rita and Wilma of approximately $86 million and the Indemnity Agreement discussed above contributed thirty-four points to White Mountains Re’s combined ratio for the six months ended June 30, 2006.  In addition, White Mountains Re recorded favorable development of $26 million from prior underwriting years during the first quarter of 2006, which reduced the combined ratio for the first six months of 2006 by approximately four points. The favorable development was mainly from the 2005 underwriting year on property lines that were not impacted by catastrophes. White Mountains Re also reduced its unallocated loss adjustment expense reserve by approximately $7 million during the first quarter of 2006 as a result of an evaluation of the remaining run-off contracts at Scandinavian Re, which reduced the combined ratio for the first six months of 2006 by one point.

During the first six months of 2005, White Mountains Re recorded approximately $33 million in pre-tax losses, net of reinsurance (contributing approximately five points to the combined ratio for the six months), attributable to European storm Erwin, which affected northern Europe, particularly Scandinavia where Sirius International is a major reinsurer.

For the six month period ended June 30, 2006, gross written premiums decreased by $30 million, or 3%, and net written premiums increased by $62 million, or 9%, over the comparable prior year period. The decrease in gross written premiums was primarily from the aforementioned reduction in off-shore energy and marine excess business in the Gulf of Mexico, reductions in U.S. property business, and a decrease in volume at Sirius America resulting from the cancellation of two programs, offset by increases in non catastrophe exposed classes, particularly accident & health and aviation.  The increase in net written premium is primarily due to the same factors that affected the three month increase described above.

During the six months ended June 30, 2006, White Mountains Re earned $13 million of fee income from Olympus and Helicon, $5 million of which was recorded as other revenues, compared to $41 million of fee income from Olympus during the first six months of 2005, $27 million of which was recorded as other revenues. The decrease in fee income was the result of no earned profit commission in 2006, compared to $13 million of profit commission earned during the first six months of last year, as well as a reduction in amounts ceded to Olympus and Helicon in 2006 versus the comparable prior year period.

On April 12, 2006, White Mountains Re announced that it had agreed to sell its Sirius America subsidiary to an investor group led by Lightyear Capital for approximately $139 million.  As part of the transaction, White Mountains will acquire an equity interest of approximately 18% in the acquiring entity.  As of June 30, 2006, Sirius America’s GAAP book value was approximately $120 million.  The transaction, which is subject to regulatory and other conditions, is expected to close during the third quarter 2006.

Esurance

Financial results and GAAP ratios for Esurance for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2006	2005	2006	2005

Gross written premiums	$131.6	$76.6	$273.5	$154.7
Net written premiums	$130.7	$76.1	$271.6	$153.6

Earned insurance and reinsurance premiums	$125.8	$71.3	$231.0	$131.2
Net investment income	4.8	2.1	8.4	4.2
Net realized gains on investments	2.6	1.2	3.5	2.2
Other revenue	1.8	.6	3.9	1.5
Total revenues	135.0	75.2	246.8	139.1
Losses and LAE	89.9	46.0	165.1	86.9
Insurance and reinsurance acquisition expenses	32.3	20.5	61.3	34.1
Other underwriting expenses	11.3	7.6	22.4	15.1
General and administrative expenses	—	(.1)	—	(.1)
Total expenses	133.5	74.0	248.8	136.0
Pre-tax income	$1.5	$1.2	$(2.0)	$3.1
GAAP ratios:
Losses and LAE	71%	64%	72%	66%
Expense	35%	40%	36%	38%
Total Combined	106%	104%	108%	104%

Esurance’s pre-tax income for the second quarter of 2006 was $2 million, compared to pre-tax income of $1 million in the second quarter of 2005.  Esurance’s pre-tax loss for the first six months of 2006 was $2 million, compared to pre- tax income of $3 million for the first six months of 2005.  Net written premiums for the three and six months ended June 30, 2006 were $131 million and $272 million, respectively, an increase of 72% and 77% from the comparable prior year periods.  As of June 30, 2006, Esurance’s in-force policy count was 302,082 policies, an 83% increase over June 30, 2005. Significant growth in premium volume and policies resulted from Esurance’s continued expansion into national cable and syndicated television advertising, together with Esurance’s ongoing marketing through other offline, online, direct mail, and online agency channels.

Esurance’s combined ratio of 106% and 108% for the three and six months ended June 30, 2006 was two and four points higher, respectively, than the comparable periods in the prior year.  Selective rate decreases increased the loss ratio to 71% and 72% for the second quarter and first six months of 2006 from 64% and 66% for the second quarter and first six months of 2005.   The loss ratios for the second quarter and first six months of 2005 also benefited from favorable loss reserve development of three and two points, respectively.  Esurance’s expense ratio decreased to 35% and 36% for the three and six months ended June 2006 from 40% and 38% for the respective prior periods, due to a reduction in acquisition cost per policy and the benefits of increased scale.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, the International American Group and White Mountains’ investments in warrants of Montpelier Re and Symetra. White Mountains’ capital raising and capital allocation activities are principally conducted through its holding companies. In this regard, the results of its Other Operations segment primarily relate to financing activities, purchase accounting adjustments relating to the OneBeacon acquisition, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries, changes in value of the Company’s investment in warrants of Montpelier Re and Symetra and other assets and general and administrative expenses incurred at the holding company level.

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005

Gross written premiums	$—	$—	$—	$—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$1.8	$—	$1.8
Net investment income	9.8	14.7	21.4	66.8
Net realized investment gains (losses)	30.5	10.7	28.3	(6.9)
Other revenue	13.4	23.4	19.5	45.4
Total revenues	53.7	50.6	69.2	107.1
Losses and LAE	.7	1.0	(.8)	1.7
Insurance and reinsurance acquisition expenses	—	.1	—	.1
Other underwriting expenses	.4	.6	.9	.9
General and administrative expenses	2.3	36.7	31.3	55.8
Accretion of fair value adjustment to losses and LAE reserves	5.7	6.5	11.5	13.0
Interest expense — debt	10.9	10.8	21.5	21.5
Interest expense — dividends and accretion on preferred stock subject to mandatory redemption	14.4	12.9	28.4	25.5
Total expenses	34.4	68.6	92.8	118.5
Pre-tax income (loss)	$19.3	$(18.0)	$(23.6)	$(11.4)

Other Operations Results — Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

White Mountains’ Other Operations pre-tax income for the second quarter of 2006 was $19 million, compared to pre- tax loss of $18 million for the second quarter of 2005.  The increase was primarily attributable to lower general and administrative expenses from decreased incentive compensation accruals in the second quarter of 2006 compared to the second quarter of last year and a realized gain from the redemption of White Mountains’ investment in Financial Security Assurance in the second quarter of 2006, $21 million of which was recorded in this segment.

Other Operations Results — Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

White Mountains’ Other Operations pre-tax loss for the first six months of 2006 was $24 million, compared to pre-tax loss of $11 million for the first six months of 2005. In addition to the items mentioned above, Other Operations pre-tax income for the first six months of 2005 benefited from the aforementioned special dividend from Montpelier Re, $39 million of which was reported in this segment. In addition, a gain of $8 million was recorded in other revenues during the first six months of 2006, compared to $26 million of gains the first six months of 2005 from the settlement of lawsuits in which White Mountains was a plaintiff.

II. Summary of Investment Results

Investment Philosophy

White Mountains manages substantially all of its consolidated investments through its wholly-owned subsidiary, WM Advisors. White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio (about 2 years at June 30, 2006, including short-term investments) to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ investment portfolio mix as of June 30, 2006 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and limited partnerships. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

Investment Returns

White Mountains’ GAAP pre-tax total return on invested assets was 1.8% for the second quarter of 2006, while the return for the six months ended June 30, 2006 was 3.2%, compared to 1.0% for the second quarter of 2005 and 1.4% for the six months ended June 30, 2005. Strong equity returns, which outpaced the S&P 500 Index, combined with the high- quality, short-duration, fixed income portfolio led to the positive returns, even in the face of rising interest rates in both periods.

Montpelier Re investment

The following table details the book value effect of White Mountains’ total investment in Montpelier Re for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2006	2005	2006	2005
Net investment income, pre-tax	$1.0	$4.8	$2.0	$83.8
Net realized investment gains (losses), pre-tax	5.8	5.4	(6.9)	(15.0)
Total revenues, pre-tax	6.8	10.2	(4.9)	68.8
Taxes on net investment income and net realized investment losses	(1.1)	(1.9)	.5	(18.0)
Total revenues, after-tax	5.7	8.3	(4.4)	50.8
Change in net unrealized investment gains, after-tax	4.0	(2.3)	(6.4)	(15.4)
Net after-tax change in book value from Montpelier Re investment	$9.7	$6.0	$(10.8)	$35.4

During the first quarter of 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax dividend income of $74 million in the quarter for this special dividend, in addition to $5 million in dividend income from Montpelier Re’s normal quarterly dividend. The special dividend resulted in a decrease in Montpelier Re’s stock price, which reduced the value of White Mountains’ investment in Montpelier Re’s common shares and warrants. As a result, White Mountains recorded investment losses of $20 million related to its Montpelier Re warrants and a $13 million decrease in after-tax unrealized gains related to its common share investment during the first quarter of 2005.

In the fourth quarter of 2005, Montpelier Re reduced its normal quarterly dividend from 36 cents per share to 7.5 cents per share. As a result, White Mountains recorded $1 million in dividends on its Montpelier Re investment during the second quarter of 2006 and $2 million during the six months ended June 30, 2006, compared to $5 million in the second quarter of 2005 and $10 million during the six months ended June 30, 2005 (excluding the $74 million special dividend). The $6 million pre-tax realized investment gain on White Mountains’ Montpelier Re warrant investment and the $4 million after-tax unrealized gain on White Mountains’ Montpelier Re common share investment both resulted from a 6% increase in Montpelier Re’s common share price during the second quarter of 2006.

Impairment

See Note 4 — Investments of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income.  In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not.  Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products.  In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products.  As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise.  Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years).  For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market.  If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders.  GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business.  The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 33.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of fully converted tangible book value per share to book value per share is included on page 32.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and preferred stock subject to mandatory redemption. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 47.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments.  The primary uses of cash are interest payments on its debt obligations, dividend payments on the Company’s common shares and mandatorily redeemable preferred stock of its intermediate holding company subsidiaries, purchases of investments, payments made to tax authorities and holding company operating expenses.

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

OneBeacon:

Based on 2005 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $197 million of dividends during 2006 without prior approval of regulatory authorities.

During the first six months of 2006, OneBeacon paid $11 million of cash dividends to Fund American.

White Mountains Re:

Based on December 31, 2005 statutory surplus of $1.1 billion, Folksamerica Re would have had the ability to pay approximately $107 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of June 30, 2006, Folksamerica Re had $33 million of negative earned surplus.  Folksamerica Re cannot pay any dividends until it has positive earned surplus.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below).

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize group taxes.  During the first six months of 2006, Sirius International contributed approximately $49 million of its 2005 pre-tax income to its parent company.

WMU has the ability to distribute its 2006 earnings without restriction. During the first six months of 2006, WMU paid $10 million of cash dividends to its immediate parent.

In addition, during the first six months of 2006, White Mountains Re paid $30 million of dividends to its immediate parent.

Esurance:

Based on 2005 year-end statutory surplus, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $5 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  Esurance did not pay any cash dividends during the first six months of 2006.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve.  Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity.  Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years.  As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.  Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($279 million at June 30, 2006) is included in solvency capital.

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

The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
($ in millions)	2006	2005
Total investments	$9,793.7	$9,866.4
Cash	191.6	187.7
Investment in unconsolidated insurance affiliates	412.0	479.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	69.0	(24.2)
Accounts receivable on unsettled investment sales	23.6	21.7
Accounts payable on unsettled investment purchases	(63.7)	(43.4)
Interest-bearing funds held by ceding companies(1)	287.1	293.9
Interest-bearing funds held under reinsurance treaties(2)	(91.6)	(100.6)
Net investment assets	$10,621.7	$10,681.2

Total common shareholders’ equity	$3,864.3	$3,833.2
Debt	838.2	779.1
Preferred stock subject to mandatory redemption	247.3	234.0
Total capital	$4,949.8	$4,846.3
Unamortized goodwill of consolidated limited partnerships	(25.2)	(24.4)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	69.0	(24.2)
Total tangible capital	$4,993.6	$4,797.7

Insurance float	$5,628.1	$5,883.5

Insurance float as a multiple of total tangible capital	1.1x	1.2x
Net investment assets as a multiple of total tangible capital	2.1x	2.2x

Insurance float as a multiple of common shareholders’ equity	1.5x	1.5x
Net investment assets as a multiple of common shareholders’ equity	2.7x	2.8x

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

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2006 and December 31, 2005:

($ in millions)	June 30, 2006	December 31, 2005
Senior Notes, carrying value	$698.6	$698.5
Bank Facility	50.0	—
Other debt of operating subsidiaries	89.6	80.6
Total debt	838.2	779.1

Preferred stock subject to mandatory redemption	247.3	234.0
Total common shareholders’ equity	3,864.3	3,833.2
Total capital	4,949.8	4,846.3
Unamortized goodwill	(25.2)	(24.4)
Equity in net unrealized gains/losses from Symetra’s fixed maturity portfolio	69.0	(24.2)
Total tangible capital	$4,993.6	$4,797.7

Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	17%	16%
Total debt and preferred stock to total tangible capital	22%	21%

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

Fund American and the Company are both permitted borrowers under a $400 million revolving credit facility (the “Bank Facility”), which matures in August 2009.  As of June 30, 2006, White Mountains had $50.0 million outstanding under the Bank Facility.  As of June 30, 2006, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the six months ended June 30, 2006 and 2005 follows:

For the six months ended June 30, 2006

Financing and Other Capital Activities

During the first six months of 2006, White Mountains declared and paid cash dividends of $43 million and $15 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the six months ended June 30, 2006, OneBeacon declared and paid cash dividends of $11 million to Fund American. Also during the six months ended June 30, 2006, White Mountains Re paid $30 million of dividends to its immediate parent.

During the six months ended June 30, 2006, White Mountains borrowed $50 million under its existing Bank Facility and OneBeacon drew an additional $9 million under its existing real estate construction loan.

Acquisitions and Dispositions

White Mountains did not execute any significant acquisitions or dispositions during the first six months of 2006.

Other Liquidity and Capital Resource Activities

During the first six months of 2006, the Company issued a total of 830 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.1 million in connection with these Option exercises.

During the first quarter of 2006, White Mountains made payments totaling $57 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 64,100 target performance shares at payout levels ranging from 142% to 181% of target.

For the six months ended June 30, 2005

Financing and Other Capital Activities

During the first six months of 2005, White Mountains declared and paid dividends of $43 million, $15 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the six months ended June 30, 2005, OneBeacon declared and paid a dividend of $260 million to Fund American.  Also during the six months ended June 30, 2005, White Mountains Re paid $88 million of dividends to its immediate parent.

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

During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common stock and warrant investment in Montpelier Re.  This dividend represented $5.50 per share and was in addition to Montpelier Re’s normal quarterly dividend of $.36 per share.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                                 the risks associated with Item 1A of the Company’s 2005 Annual Report on Form 10-K and in Item 1A of this Form 10Q;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2005 Annual Report on Form 10-K and in particular Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk”. As of June 30, 2006, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report, except as described below.

Weather Risk

Weather derivatives, which can be structured as either swaps or options, are typically purchased by corporations and governments exposed to volatility in earnings due to variable weather. Weather derivatives are products with financial statements linked to an underlying index that measures a quantifiable weather element, such as temperature, precipitation, snowfall and windspeed, typically over the course of a six-month summer or winter season.  Galileo manages its exposure to weather and market risks based on guidelines established by senior management. Galileo manages its weather portfolio through the employment of a variety of strategies. These strategies include geographical and directional diversification of risk exposures and economic hedging within the over-the-counter and exchange traded derivative markets. Risk management is undertaken on a product portfolio-wide basis, to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

Galileo uses value-at-risk (“VaR”) analysis to monitor the risks associated with its weather derivative contracts.  VaR is a tool that measures the potential loss that could occur over a defined period of time, calculated at a given statistical confidence level.  Galileo’s portfolio VaR analyses are calculated using a Monte Carlo simulation model that uses historical weather data, actual weather data since each contract’s inception, forecasted weather conditions and prevailing market rates as inputs.  Galileo performs a VaR analysis for each of its portfolios using both a seasonal and 20-day holding period.  The average, low and high of amounts produced by Galileo’s seasonal VaR analyses performed during the period ended June 30, 2006, calculated at a 99% confidence level, were approximately $5 million, zero, and $10 million, respectively.  At June 30, 2006, Galileo’s 20-day holding period VaR amount, calculated at a 99% confidence level, was approximately $1 million.  White Mountains did not offer weather risk management products prior to 2006.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2006.

Part II.   OTHER INFORMATION

Item 1.        Legal Proceedings.

On June 8, 2006, OneBeacon settled its pending litigation with The Robert Plan Corporation.

Refer to the Company’s 2005 Annual Report on Form 10-K, and in particular Item 3 - “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 1A.              Risk Factors.

A decline in White Mountains Re’s financial strength ratings or a significant reduction in the surplus of Folksamerica Re or Sirius International will allow many of White Mountains Re’s clients to either cancel their contracts with us or require us to collateralize amounts due.

During the second quarter of 2006, A.M. Best downgraded Folksamerica Re’s and Sirius’ financial strength ratings to “A-” (Excellent, the fourth highest of fifteen ratings) with a negative outlook.  The majority of White Mountains Re’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best were to downgrade the financial strength ratings of either Folksamerica Re or Sirius International below “A-”, or if S&P were to downgrade either company below “A-” (Strong, the eighth highest of twenty one ratings) or if the surplus of Folksamerica Re or Sirius International were to substantially decrease (generally, in excess of 20%).  A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition, results of operations and/or liquidity, but such an effect could be materially adverse.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

The Company’s 2006 Annual General Meeting of Members (the “2006 Annual Meeting”) was held on May 25, 2006 in Hamilton, Bermuda.  At the 2006 Annual Meeting:

1)              four persons were elected to serve as Class III directors of the Company with a term ending 2009,

2)              four persons were elected to serve as directors of Sirius International,

3)              eight persons were elected to serve as directors of Fund American Reinsurance Company, Ltd. (“Fund American Re”) and Scandinavian Re,

4)              four persons were elected to serve as directors of White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”),

5)              two persons were elected to serve as directors of Galileo Weather Risk Management Ltd. (“Galileo”),

6)              four persons were elected to serve as directors of any new non-United States operating subsidiaries,

7)              the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2006 was approved.

As of March 27, 2006, the record date for the 2006 Annual Meeting, a total of 10,780,053 common shares were eligible to vote prior to consideration of the voting cut-back of all holders with 10% or more voting control in accordance with the Company’s Bye-laws. The results of the vote, after taking into consideration the voting cut-back, are presented below.

Proposal 1 - Election of the Company’s Directors

Nominee:	Votes FOR	Votes Withheld
Howard L. Clark	5,351,964	1,331,763
Robert P. Cochran	6,654,014	29,713
A. Michael Frinquelli	6,643,155	40,572
Allan L. Waters	5,456,244	1,227,483

Proposal 2 - Election of Directors of Sirius International

Nominee:	Votes FOR	Votes Withheld
Steven E. Fass	6,629,470	54,257
G. Thompson Hutton	6,628,446	55,281
Jan A.M. Silverudd	6,630,600	53,127
Goran Thorstensson	6,632,435	51,292

Proposal 3 - Election of Directors of Fund American Re and Scandinavian Re

Nominee:	Votes FOR	Votes Withheld
Dennis P. Beaulieu	6,632,059	51,668
Steven E. Fass	6,629,512	54,215
David T. Foy	6,629,183	54,544
John D. Liberator	6,629,254	54,473
Michael E. Maloney	6,632,490	51,237
Robert L. Seelig	6,631,176	52,551
Goran Thorstensson	6,632,421	51,306
Michael E. Tyburski	6,630,082	53,645

Proposal 4 - Election of Directors of WM Life Re

Nominee:	Votes FOR	Votes Withheld
Dennis P. Beaulieu	6,628,921	54,806
Steven E. Fass	6,627,250	56,477
David T. Foy	6,624,821	58,906
Robert L. Seelig	6,628,369	55,358

Proposal 5 - Election of Directors of Galileo

Nominee:	Votes FOR	Votes Withheld
David T. Foy	6,624,812	58,915
Robert R. Lusardi	6,628,438	55,289

Proposal 6 - Election of Directors of any New Non-United States Operating Subsidiaries

Nominee:	Votes FOR	Votes Withheld
Dennis P. Beaulieu	6,630,672	53,055
Steven E. Fass	6,629,462	54,265
David T. Foy	6,628,382	55,345
Robert L. Seelig	6,628,745	54,982

Proposal 7 - Approval of Appointment of PricewaterhouseCoopers LLP

Votes FOR	Votes Against	Abstained
6,928,683	37,456	17,419

Each of the proposals were considered to be routine in accordance with New York Stock Exchange Rule 452, therefore, the Company received no broker non-votes for any of the proposals.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

(a)          Exhibits

11-	Statement Re Computation of Per Share Earnings*
31.1-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended
31.2-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended
32.1-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Not included as an exhibit as the information is contained elsewhere within this report. See Note 5 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: July 28, 2006	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer