Form 10-Q
period 2006-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2006-11-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

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

As of October 31, 2006, 10,780,053 common shares with a par value of $1.00 per share were outstanding (which includes 10,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except share and per share amounts)	September 30, 2006	December 31, 2005
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,026.7 and $7,548.4)	$7,089.2	$7,582.7
Common equity securities, at fair value (cost: $844.0 and $796.5)	1,042.0	967.8
Short-term investments, at amortized cost (which approximates fair value)	1,222.8	727.8
Other investments (cost: $462.6 and $510.8)	498.0	588.1
Total investments	9,852.0	9,866.4
Cash	210.3	187.7
Reinsurance recoverable on unpaid losses	2,348.0	3,003.6
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,902.3	2,022.1
Reinsurance recoverable on paid losses	89.3	77.0
Insurance and reinsurance premiums receivable	1,002.3	1,014.3
Securities lending collateral	583.8	674.9
Funds held by ceding companies	467.5	620.4
Investments in unconsolidated insurance affiliates	529.1	479.7
Deferred tax asset	288.9	341.2
Deferred acquisition costs	333.5	288.4
Ceded unearned premiums	113.7	200.7
Investment income accrued	81.8	93.5
Accounts receivable on unsettled investment sales	354.1	21.7
Other assets	555.5	526.5
Total assets	$18,712.1	$19,418.1
Liabilities

Loss and loss adjustment expense reserves	$9,114.2	$10,231.2
Reserves for structured contracts	153.5	224.6
Unearned insurance and reinsurance premiums	1,714.9	1,582.0
Debt	794.2	779.1
Securities lending payable	583.8	674.9
Deferred tax liability	241.1	274.3
Ceded reinsurance payable	135.6	204.5
Funds held under reinsurance treaties	119.6	171.4
Accounts payable on unsettled investment purchases	303.5	43.4
Other liabilities	1,178.5	1,165.5
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	234.5	214.0
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	14,593.4	15,584.9

Common shareholders’ equity
Common shares at $1 par value per share—authorized 50,000,000 shares;issued and outstanding 10,780,053 and 10,779,223 shares	10.8	10.8
Paid-in surplus	1,715.9	1,716.4
Retained earnings	2,218.2	1,899.8
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	165.7	233.9
Net unrealized foreign currency translation gains (losses)	11.5	(21.8)
Minimum pension liability and other	(3.4)	(4.0)
Unearned compensation - restricted common share awards	—	(1.9)
Total common shareholders’ equity	4,118.7	3,833.2
Total liabilities and common shareholders’ equity	$18,712.1	$19,418.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues:
Earned insurance and reinsurance premiums	$918.9	$982.4	$2,773.4	$2,880.8
Net investment income	108.7	110.8	311.6	389.3
Net realized investment gains	67.8	18.9	202.8	119.3
Other revenue	90.8	65.5	157.1	184.4
Total revenues	1,186.2	1,177.6	3,444.9	3,573.8
Expenses:
Loss and loss adjustment expenses	558.1	929.6	1,885.9	2,119.1
Insurance and reinsurance acquisition expenses	189.3	199.7	562.6	572.9
Other underwriting expenses	122.8	104.4	361.5	352.9
General and administrative expenses	55.8	40.8	125.5	142.0
Accretion of fair value adjustment to loss and loss adjustment expense reserves	6.6	9.1	18.2	28.1
Interest expense on debt	12.9	11.5	36.5	34.8
Interest expense - dividends on preferred stock subject to mandatory redemption	7.6	7.6	22.7	22.7
Interest expense - accretion on preferred stock subject to mandatory redemption	7.3	5.7	20.6	16.1
Total expenses	960.4	1,308.4	3,033.5	3,288.6
Pre-tax income (loss)	225.8	(130.8)	411.4	285.2
Income tax benefit (provision)	(69.3)	55.6	(66.9)	(56.1)
Income (loss) before equity in earnings of unconsolidated affiliates	156.5	(75.2)	344.5	229.1
Equity in earnings of unconsolidated insurance affiliates	5.6	8.9	29.4	27.7
Net income (loss)	162.1	(66.3)	373.9	256.8
Change in net unrealized gains and losses for investments held	151.8	(66.9)	55.6	.3
Change in foreign currency translation and other	1.0	1.6	33.9	(67.0)
Recognition of net unrealized gains and losses for investments sold	(39.2)	(55.5)	(114.6)	(127.6)
Comprehensive net income (loss)	$275.7	$(187.1)	$348.8	$62.5
Basic earnings (loss) per share	$15.05	$(6.16)	$34.72	$23.87
Diluted earnings (loss) per share	15.01	(6.16)	34.61	23.73
Dividends declared and paid per common share	$2.00	$2.00	$6.00	$6.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)
Net income	373.9	—	373.9	—	—
Other comprehensive loss, after-tax	(25.1)	—	—	(25.1)	—
Cumulative effect adjustment - hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation	—	(1.9)	—	—	1.9
Dividends declared on common shares	(64.7)	—	(64.7)	—	—
Issuances of common shares	.1	.1	—	—	—
Amortization of restricted common share awards	1.3	1.3	—	—	—
Balances at September 30, 2006	$4,118.7	$1,726.7	$2,218.2	$173.8	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)
Net income	256.8	—	256.8	—	—
Other comprehensive income, after-tax	(194.3)	—	—	(194.3)	—
Dividends declared on common shares	(64.6)	—	(64.6)	—	—
Changes to accrued option expense	(.6)	(.6)	—	—	—
Issuances of common shares	.3	.3	—	—	—
Repurchases and retirements of common shares	(.5)	(.4)	(.1)	—	—
Amortization of restricted common share awards	1.8	—	—	—	1.8
Balances at September 30, 2005	$3,882.8	$1,729.3	$1,888.0	$267.9	$(2.4)

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(Millions)	2006	2005
Cash flows from operations:
Net income	$373.9	$256.8
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(202.8)	(119.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(833.7)	1,018.8
Net change in reinsurance recoverable on paid and unpaid losses	519.5	(1,132.3)
Net change in unearned insurance and reinsurance premiums	168.2	93.1
Net change in reserves for structured contracts	(71.1)	(107.0)
Net change in funds held by ceding companies	157.5	206.0
Net change in deferred acquisition costs	(50.0)	(17.7)
Net change in funds held under reinsurance treaties	(49.9)	38.7
Net change in insurance and reinsurance premiums receivable	16.0	(164.6)
Net change in other assets and liabilities, net	33.5	(104.4)
Net cash provided from (used for) operations	61.1	(31.9)

Cash flows from investing activities:
Net change in short-term investments	(472.4)	(21.4)
Sales of fixed maturity investments	3,398.4	4,345.9
Maturities, calls and paydowns of fixed maturity investments	613.4	722.9
Sales of common equity securities	557.7	409.1
Sales of other investments	49.9	114.8
Sales of consolidated affiliate, net of cash sold	121.1	180.6
Sale of renewal rights	32.0	—
Purchases of other investments	(80.6)	(126.9)
Purchases of common equity securities	(435.8)	(335.9)
Purchases of fixed maturity investments	(3,671.6)	(5,286.6)
Net change in unsettled investment purchases and sales	(72.2)	124.9
Net acquisitions of property and equipment	(11.9)	(36.4)
Net cash provided from investing activities	28.0	91.0

Cash flows from financing activities:
Issuance of debt	65.0	—
Repayment of debt	(50.0)	—
Cash dividends paid to common shareholders	(64.7)	(64.6)
Cash dividends paid to preferred shareholders	(22.7)	(22.7)
Proceeds from issuances of common shares	.1	.3

Net cash used for financing activities	(72.3)	(87.0)

Effect of exchange rate changes on cash	5.8	(9.8)

Net increase (decrease) in cash during the period	22.6	(37.7)

Cash balances at beginning of period	187.7	243.1

Cash balances at end of period	$210.3	$205.4

Supplemental cash flows information:
Interest paid	$23.9	$21.7
Net Federal income taxes received	17.5	8.6

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

The OneBeacon segment consists of the OneBeacon Insurance Group, Ltd. family of companies (collectively “OneBeacon”), which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).  During the third quarter of 2006, OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”) filed a registration statement on Form S-1 (the “OneBeacon S-1”) with the Securities and Exchange Commission (“SEC”) for a proposed initial public offering of up to 20 million of its common shares (the “Offering”), which represents 20% of the total common shares of OneBeacon Ltd. before an option for the underwriters to purchase an additional 3 million shares. In connection with the Offering, White Mountains undertook an internal reorganization (the “Reorganization”) and formed OneBeacon Ltd. for the purpose of holding certain of its property and casualty insurance businesses. As a result of the Reorganization, certain of White Mountains’ businesses that have been historically reported as part of its Other Operations segment, including the legal entities that issued the Senior Notes and mandatorily redeemable preferred stock, are now owned by OneBeacon Ltd., and accordingly have been included in the OneBeacon segment. In addition, certain other businesses of White Mountains that will not be held by OneBeacon Ltd. following the Offering that have been historically reported as part of its OneBeacon segment are included in the Other Operations segment.

The White Mountains Re segment consists of White Mountains Re Group, Ltd. and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its reinsurance subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, a wholly-owned subsidiary of Folksamerica Holding Company, “Folksamerica Holdings”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”), which has been a wholly-owned subsidiary of White Mountains since 2004. White Mountains’ reinsurance operations also include its wholly-owned subsidiaries Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002, as well as White Mountains Underwriting Limited and White Mountains Re Underwriting Services Ltd. (collectively, “WMU”). WMU is an underwriting advisory company specializing in international property and marine excess reinsurance.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since 2000, and wholly-owned since 2006, sells personal auto insurance directly to consumers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its newly formed weather risk management business through its new subsidiary, Galileo Weather Risk Management, Ltd. (“Galileo”), its newly formed variable annuity reinsurance business through its new subsidiary, White Mountains Life Re Limited,  as well as the International American Group, Inc. (the “International American Group”). The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of both Montpelier Re Holdings, Ltd. (“Montpelier Re”) and Symetra Financial Corporation (“Symetra”).

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

Weather Derivative Contracts

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo offers weather risk management products, which, at September 30, 2006, were all in the form of derivative financial instruments. All weather derivatives are recognized as either assets or liabilities in the balance sheet at fair value.  Fair values for exchange traded contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

Galileo’s weather derivatives are not designed to, and do not meet the GAAP criteria for hedge accounting.  Accordingly, changes in fair value of exchange traded contracts are recognized as gains or losses within the income statement. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred, with changes in fair value subsequent to inception recognized currently as gains or losses within the income statement.

At September 30, 2006, White Mountains recognized a net asset of $3.0 million for the fair value of exchange traded weather derivative contracts and a net liability of $8.8 million for weather derivative contracts valued based on internal pricing models.  The net liability balance includes $5.2 million of deferred gains.  Galileo has also received consideration of $5.2 million on its derivative contracts outstanding.   For the three and nine months ended September 30, 2006, Galileo recognized $1.5 million of net losses on its weather derivatives portfolio.

As of September 30, 2006, all of Galileo’s weather derivative contracts mature in less than one year.

Variable Annuity Reinsurance

In August 2006, White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan.

Guaranteed minimum accumulation benefits (“GMABs”) are paid to an annuitant for any shortfall between accumulated account value at the end of the accumulation period and the annuitant’s total deposit, less any withdrawal payments made to the annuitant during the accumulation period. GMABs meet the definition of a derivative for accounting purposes and are accounted for under FAS 133. Therefore, GMABs are carried at fair value, with changes thereon recognized in income in the period of the change. The liability for the reinsured GMAB contracts has been determined using internal valuation models that use assumptions for interest rates, equity markets, foreign exchange rates and market volatilities at the valuation date, as well as annuitant-related actuarial assumptions, including surrender and mortality rates.

           If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The liability for the reinsured GMDB contracts has been calculated using the methodology prescribed within the SOP for variable annuity contracts and based on investment returns, mortality, surrender rates and other assumptions.

The valuation of these liabilities involve significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force.

White Mountains has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities. The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All derivative instruments are recorded as assets or liabilities at fair value on the balance sheet. These derivative financial instruments do not meet the hedging criteria under FAS 133, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement.

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

Under APB 25 and FIN 28, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. The compensation cost recognized for White Mountains’ Restricted Shares under APB 25 was based upon fair value of the award at the date of issuance and was charged to compensation expense ratably over the service period. Forfeitures were recognized as they occurred. Upon adoption of FAS 123R, an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares and Restricted Shares. The effect of this change was immaterial.

White Mountains’ Options have an escalating exercise price and vest on a pro rata basis over the service period. As a result, the Company’s outstanding Options were accounted for as variable awards under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying common shares and with forfeitures recognized as they occurred.  Upon adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Options.

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to its Options at those times. The fair value of each option award at the grant date (February 28, 2000) was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

Millions, except per share amounts	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(66.3)	$256.8
Add: Option income included in reported net income under APB 25 and FIN 28	(.7)	(.6)
Less: Option expense determined under FAS 123	—	(.1)
Net income, pro forma	$(67.0)	$256.1
Earnings per share:
Basic - as reported	$(6.16)	$23.87
Basic - pro forma	(6.23)	23.80
Diluted - as reported	$(6.16)	$23.73
Diluted - pro forma	(6.23)	23.72

Performance Shares

For purposes of this presentation, performance shares include both performance shares granted under White Mountains’ Long-Term Incentive Plan and performance shares and phantom performance shares granted under subsidiary performance plans.

The following summarizes performance share activity for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	185,363	$57.6	222,690	$138.3	183,031	$100.5	368,646	$340.0
Payments and deferrals (1) (2)	—	—	—	—	(64,100)	(57.0)	(212,611)	(234.5)
Forfeitures and cancellations	—	—	(24,350)	(7.7)	(4,753)	(1.8)	(25,785)	(9.2)
New awards	—	—	15,527	—	71,185	—	83,617	—
Expense recognized	—	10.0	—	(0.4)	—	25.9	—	33.9
Ending September 30,	185,363	$67.6	213,867	$130.2	185,363	$67.6	213,867	$130.2

(1)             Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

(2)             Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 160% to 180% of target.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2006 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2004 - 2006	63,300	$39.5
2005 - 2007	55,631	18.1
2006 - 2008	71,185	11.8
Sub-total	190,116	$69.4
Assumed forfeitures	(4,753)	(1.8)
Total at September 30, 2006	185,363	$67.6

If 100% of the outstanding performance shares had been vested on September 30, 2006, the total additional compensation cost to be recognized would have been $50.7 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2002-2004 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of period,	10,000	$1.0	14,000	$3.1	13,000	$1.9	15,000	$4.2
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(3,000)	—	(1,000)	—
Forfeited	—	—	(1,000)	(.3)	—		(1,000)	(.3)
Expense recognized	—	(.4)	—	(.4)	—	(1.3)	—	(1.5)
Non-vested at September 30,	10,000	$.6	13,000	$2.4	10,000	$.6	13,000	$2.4

The 10,000 Restricted Shares outstanding at September 30, 2006 are scheduled to cliff vest on February 23, 2007.  The unrecognized compensation cost of $.6 million at September 30, 2006 is expected to be recognized over the remaining vesting period.  Vesting is dependent on continuous service by the employee throughout the award period.  Upon vesting, all restrictions initially placed upon the common shares lapse.

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

The following summarizes the Company’s Option activity for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except share and per share amounts	2006	2005	2006	2005
Opening balance - outstanding Options	33,450	44,730	34,280	46,530
Vested during period	—	—	—	—
Forfeited	(1,200)	—	(1,200)	—
Exercised	—	(450)	(830)	(2,250)
Ending balance - outstanding Options	32,250	44,280	32,250	44,280

Outstanding Options - exercisable	8,250	8,280	8,250	8,280

Exercise price - outstanding Options at beginning of period	$153.65	$144.95	$149.25	$140.80
Intrinsic value of Options exercised	$—	$.2	$.3	$1.1
Exercise price - outstanding Options at end of period	$155.93	$147.10	$155.93	$147.10

Compensation expense (income)	$—	$(.7)	$—	$(.6)

The total in-the-money value of all outstanding Options and those Options currently exercisable at September 30, 2006 was $11.0 million and $2.8 million, respectively. The remaining term of all outstanding Options is 41 months.  White Mountains expects approximately 6,000 Options to become exercisable in 2006 and will issue common shares when the Options are exercised.

On October 18, 2006, in connection with the Offering, OneBeacon Ltd. issued 1,420,000 options to acquire its common shares to certain members of OneBeacon Ltd. management. The options have a 5 ½ year term and a $30.00 per share strike price. The options will not be exercisable if OneBeacon Ltd.’s Offering is not consummated within 60 days of the grant date.

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

White Mountains has adopted FAS 155 effective January 1, 2006.  Prior to adopting this statement, White Mountains had bifurcated the equity conversion option in its investment in convertible bonds. Changes in the fair value of the host instrument, the convertible bonds, were recorded as unrealized gains (losses) on investments while changes in the fair value of the equity conversion option were recorded as realized investment gains (losses).  At December 31, 2005, White Mountains had recorded $283.5 million related to the host instrument in fixed maturity investments and $99.8 million for the equity conversion option in other investments.  Upon adopting FAS 155, White Mountains recorded an adjustment of $9.2 million to reclassify net unrealized gains on investments (gross gains of $9.8 million and gross losses of $.6 million) to opening retained earnings to reflect the cumulative effect of adoption.  At September 30, 2006, White Mountains had $389.1 million of convertible bonds recorded in fixed maturity investments.

Recent Accounting Pronouncements

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans which amends FASB Statement Nos. 87, 88, 106 and 132(R). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under FAS 87 and FAS 106 in other comprehensive income in the period in which they occur. Under the new Statement, plan assets and obligations must be measured as of the fiscal year end. The Statement is effective for fiscal years beginning after December 15, 2006. White Mountains does not expect adoption to have a significant effect on its financial condition, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The guidance in FAS 157 is applicable to derivatives as well as other financial instruments measured at fair value and nullifies the guidance in EITF 02-3, FAS 133 and FAS 155 that provided for the deferral of gains at the date of initial measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. White Mountains has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FAS Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and requires additional disclosures.  Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. White Mountains does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows.

Note 2.  Significant Transactions

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America Insurance Company (“Sirius America”), to an investor group led by Lightyear Capital for $138.8 million in cash, which was $16.9 million above the book value of Sirius America at the time of the sale. As part of the transaction, White Mountains acquired an equity interest of approximately 17% in the acquiring entity and accounts for its remaining interest in Sirius America on the equity method. White Mountains recognized a gain of $14 million ($9.1 million after tax) on the sale through other revenues in the third quarter of 2006 and has deferred $2.9 million ($1.9 million after tax) of the gain related to its remaining equity interest in Sirius America.

On August 16, 2006, OneBeacon signed a binding agreement to transfer to QBE Insurance Group, Ltd. (“QBE”) certain assets and the right to renew existing policies of Agri, a division of OneBeacon that provides commercial farm and ranch and commercial agricultural products. The gross written premiums for Agri totaled $85.7 million in 2005. The sale closed on September 29, 2006 for $32.0 million in cash and resulted in the recognition of a pre-tax gain of $30.4 million in the third quarter. In connection with this sale, OneBeacon has entered into agreements under which, at the option of QBE, OneBeacon will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Gross beginning balance	$9,775.3	$9,535.8	$10,231.2	$9,398.5
Less beginning reinsurance recoverable on unpaid losses	(4,664.2)	(4,403.5)	(5,025.7)	(3,797.4)
Net loss and LAE reserves	5,111.1	5,132.3	5,205.5	5,601.1

Loss and LAE reserves sold - Sirius America	(124.1)	—	(124.1)	—
Loss and LAE reserves sold - NFU	—	(95.9)	—	(95.9)
Loss and LAE reserves sold - TPIC	—	(11.8)	—	(11.8)

Loss and LAE incurred relating to:
Current year losses	529.2	884.4	1,652.1	2,075.2
Prior year losses	28.9	45.2	233.8	43.9
Total incurred loss and LAE	558.1	929.6	1,885.9	2,119.1

Accretion of fair value adjustment to loss and LAE reserves	6.6	9.1	18.2	28.1
Foreign currency translation adjustment to loss and LAE reserves	3.1	(3.2)	23.0	(31.4)

Loss and LAE paid relating to:
Current year losses	(229.2)	(217.2)	(600.2)	(509.3)
Prior year losses	(461.7)	(464.3)	(1,544.4)	(1,821.3)
Total loss and LAE payments	(690.9)	(681.5)	(2,144.6)	(2,330.6)

Net ending balance	4,863.9	5,278.6	4,863.9	5,278.6
Plus ending reinsurance recoverable on unpaid losses	4,250.3	4,824.0	4,250.3	4,824.0
Gross ending balance	$9,114.2	$10,102.6	$9,114.2	$10,102.6

White Mountains experienced $28.7 million of net unfavorable development on prior accident year loss reserves during the three months ended September 30, 2006, which was primarily due to $9.4 million of adverse development at OneBeacon, which mostly related to prior year catastrophe losses and $12.0 million of adverse development at Folksamerica Re on business assumed through a prior acquisition.  White Mountains experienced $233.6 million of net unfavorable development on prior accident year loss reserves during the nine months ended September 30, 2006, which in addition to the items listed above, primarily related to adverse development on loss and LAE reserves previously established for hurricanes Katrina, Rita and Wilma.

In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus Reinsurance Company (“Olympus”), $139 million of these losses, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 were ceded to Olympus.  However, Folksamerica Holdings entered into an indemnity agreement on June 16, 2006 with Olympus (the “Indemnity Agreement”) under which it agreed to reimburse Olympus for up to $137 million of these losses, which has been recorded as loss and LAE expense during the second quarter of 2006.

During the three and nine months ended September 30, 2005, White Mountains experienced $45.2 million and $43.9 million, respectively, of unfavorable development on prior accident year loss reserves. The majority of the adverse development resulted from a ground-up study of Folksamerica Re’s exposure to asbestos claims that was completed in the 2005 third quarter. The study examined losses incurred by all insureds that had reported over $250,000 of asbestos claims to Folksamerica Re and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica Re’s exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005.

Substantially all of this increase was offset by favorable activity recorded in the third quarter of 2005 related to the 2005 and 2004 underwriting years.

In connection with purchase accounting for the acquisitions of OneBeacon and Sirius International, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s and Sirius International’s acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $6.6 million and $18.2 million of such charges for the three and nine months ended September 30, 2006, respectively, and $9.1 million and $28.1 million of such charges for the three and nine months ended September 30, 2005, respectively.

As a result of a re-evaluation during the first quarter of 2006 of the remaining run-off contracts at Scandinavian Re, White Mountains Re reduced its unallocated loss adjustment expense reserve by approximately $6.5 million and has modified the accretion of its net fair value adjustment established in purchase accounting. The change in accretion, which will be made prospectively over the remaining amortization period, resulted in approximately $.9 million of expense for the first nine months of 2006 compared to an expense of $8.6 million for the comparable period in the prior year.

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

OneBeacon

At September 30, 2006, OneBeacon had $6.3 million of reinsurance recoverables on paid losses and $3,169.9 million (gross of $243.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers ($ in millions)	Balance at September 30, 2006	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,237.5	76%	A++
Munich Reinsurance America (formerly America Reinsurance Company)	60.9	2	A
Liberty Mutual Insurance Group and subsidiaries (3)	55.2	2	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	51.9	2	A++
Swiss Re	24.2	1	A+

(1)             A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)             Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $398.1 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)             At September 30, 2006, OneBeacon had assumed balances receivable and expenses receivable of approximately $17.5 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2006 it has used approximately $2.1 billion of the coverage provided by NICO.  Approximately $807.0 million of these incurred losses have been paid by NICO through September 30, 2006. At September 30, 2006, $27.4 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At September 30, 2006, White Mountains Re had $82.6 million of reinsurance recoverables on paid losses and $1,294.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of certain reinsurers on an ongoing basis. Amounts due from certain of its reinsurers, including Olympus, London Life & General Reinsurance Company Ltd. and London Life & Casualty Reinsurance Corp. (collectively “London Life”) and Imagine Insurance Company, Limited (“Imagine Re”), are fully collateralized through funds held, letters of credit or trust agreements. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers ($ in millions)	Balance at September 30, 2006	% of Total	A.M. Best Rating (1)	% Collateralized
Olympus(2)	$794.4	58%	N/A	100%
Imagine Re	186.2	14	A-	100%
London Life	118.9	9	A	100%
Subsidiaries of Berkshire	70.2	5	A++	0%
St. Paul Travelers	60.2	4	A+	0%

(1)             A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings) and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(2)             Gross of amounts due to Olympus under the Indemnity Agreement.

At September 30, 2006, White Mountains Re had $794.4 million of reinsurance recoverables from Olympus.  White Mountains Re’s reinsurance recoverables from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

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

Note 5.  Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Investment income:
Fixed maturity investments	$88.6	$81.8	$256.9	$248.1
Short-term investments	14.6	16.7	36.4	37.8
Common equity securities	7.5	4.0	25.1	52.4
Other	1.2	11.4	3.2	60.8
Total investment income	111.9	113.9	321.6	399.1
Less investment expenses	(3.2)	(3.1)	(10.0)	(9.8)
Net investment income, pre-tax	$108.7	$110.8	$311.6	$389.3

During the first quarter of 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. White Mountains also recorded in pre-tax investment income  Montpelier Re’s regular quarterly dividend of $1.0 million and $3.0 million for the three and nine months ended September 30, 2006, respectively, and $4.9 million and $14.7 million for the three and nine months ended September 30, 2005, respectively.

The composition of realized investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Fixed maturity investments	$3.9	$10.9	$25.6	$43.1
Common equity securities	36.2	55.7	86.4	120.9
Other investments	27.7	(47.7)	90.8	(44.7)
Net realized investment gains, pre-tax	$67.8	$18.9	$202.8	$119.3

White Mountains owns 7,172,358 Montpelier Re warrants. The Montpelier Re warrants have an exercise price of $16.67 per share (as adjusted for stock splits) and are exercisable until December 2011.  In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), White Mountains accounts for its Montpelier Re warrants at fair value as a component of other investments, and records changes in fair value through the income statement as realized investment gains or losses. White Mountains recorded investment gains of $10.2 million and $3.3 million for the three and nine months ended September 30, 2006, and investment losses of $60.9 million and $75.9 million for the three and nine months ended September 30, 2005 related to its Montpelier Re warrants.

During the third quarter of 2006, White Mountains sold 5.4 million shares of its common stock investment in Montpelier Re, for proceeds of $104.2 million resulting in a realized gain of $5.5 million.

The following table summarizes the carrying value of White Mountains’ investment in Montpelier Re as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
Millions	Shares	Fair Value	Shares	Fair Value
Montpelier Re
Common shares	0.9	$17.7	6.3	$115.9
Warrants to acquire common shares	7.2	53.9	7.2	50.6
Total investment in Montpelier Re	8.1	$71.6	13.5	$166.5

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
Millions	2006	2005
Investment securities:
Gross unrealized investment gains	$311.8	$368.4
Gross unrealized investment losses	(65.4)	(68.8)
Net unrealized gains from investment securities	246.4	299.6
Net unrealized gains (losses) from investments in unconsolidated affiliates	6.5	32.5
Total net unrealized investment gains, before tax	252.9	332.1
Income taxes attributable to such gains	(87.2)	(98.2)
Total net unrealized investment gains, after-tax	$165.7	$233.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,642.1	$9.8	$(13.1)	$—	$1,638.8
Debt securities issued by industrial corporations	2,546.8	34.2	(27.7)	3.7	2,557.0
Municipal obligations	44.4	.6	(.3)	—	44.7
Asset-backed securities	2,139.5	3.8	(8.2)	.2	2,135.3
Foreign government obligations	611.6	3.6	(4.3)	36.7	647.6
Preferred stocks	42.3	17.3	(.3)	6.5	65.8
Total fixed maturity investments	$7,026.7	$69.3	$(53.9)	$47.1	$7,089.2

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,785.9	$6.6	$(16.5)	$—	$1,776.0
Debt securities issued by industrial corporations	2,843.4	78.2	(28.5)	(25.1)	2,868.0
Municipal obligations	66.6	.9	(.6)	—	66.9
Asset-backed securities	2,124.5	3.4	(16.1)	5.1	2,116.9
Foreign government obligations	683.0	8.0	(3.1)	.2	688.1
Preferred stocks	45.0	17.8	(.2)	4.2	66.8
Total fixed maturity investments	$7,548.4	$114.9	$(65.0)	$(15.6)	$7,582.7

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$844.0	$202.3	$(7.5)	$3.2	$1,042.0

Other investments	$462.6	$40.2	$(4.0)	$(.8)	$498.0

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$796.5	$175.3	$(2.9)	$(1.1)	$967.8

Other investments	$510.8	$78.2	$(.9)	$—	$588.1

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of September 30, 2006 (excluding short-term investments):

	September 30, 2006
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	143	120	373	636
Market value	$1,033.2	$704.7	$1,968.5	$3,706.4
Amortized cost	$1,040.1	$711.4	$2,008.8	$3,760.3
Unrealized loss	$(6.9)	$(6.7)	$(40.3)	$(53.9)
Common equity securities:
Number of positions	55	5	—	60
Market value	$64.2	$15.4	$—	$79.6
Cost	$70.8	$16.3	$—	$87.1
Unrealized loss	$(6.6)	$(.9)	$—	$(7.5)
Other investments:
Number of positions	4	1	2	7
Market value	$13.2	$6.0	$2.8	$22.0
Cost	$16.5	$6.2	$3.3	$26.0
Unrealized loss	$(3.3)	$(.2)	$(.5)	$(4.0)
Total:
Number of positions	202	126	375	703
Market value	$1,110.6	$726.1	$1,971.3	$3,808.0
Amortized cost	$1,127.4	$733.9	$2,012.1	$3,873.4
Unrealized loss	$(16.8)	$(7.8)	$(40.8)	$(65.4)
% of total gross unrealized losses	25.7%	11.9%	62.4%	100.0%

For the nine months ended September 30, 2006, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2006 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2006 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of September 30, 2006, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 6.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unearned restricted common shares (“Restricted Shares”).  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic earnings per share numerators (in millions):
Net income	$162.1	$(66.3)	$373.9	$256.8

Diluted earnings per share numerators (in millions):
Net income	$162.1	$(66.3)	$373.9	$256.8
Other effects on diluted earnings (1)	—	—	—	(.6)
Adjusted net income	$162.1	$(66.3)	$373.9	$256.2
Basic earnings per share denominator (in thousands):
Average common shares outstanding	10,780	10,774	10,780	10,774
Average unearned Restricted Shares	(10)	(13)	(11)	(14)
Basic earnings per share denominator	10,770	10,761	10,769	10,760
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,780	10,774	10,780	10,774
Average unearned Restricted Shares (2)	(1)	(13)	(1)	(14)
Average outstanding dilutive options (3)	22	—	23	35
Diluted earnings per share denominator	10,801	10,761	10,802	10,795

Basic earnings per share (in dollars)	$15.05	$(6.16)	$34.72	$23.87

Diluted earnings per share (in dollars)	$15.01	$(6.16)	$34.61	$23.73

(1)          The diluted earnings per share numerator for the nine months ended September 30, 2005 has been adjusted to exclude $.6 million of income associated with outstanding options to acquire common shares (see note (3) below).

(2)          The Company’s Restricted Shares cliff vest on a stated anniversary date.  In accordance with the adoption of FAS No. 123(R), effective January 1, 2006, the diluted earnings per share denominator adjustment for unearned Restricted Shares is limited to those Restricted Shares considered to be unearned as if the Company’s Restricted Shares are earned ratably over the service period.

(3)          The diluted earnings per share denominator for the three and nine months ended September 30, 2006 includes the effects of options to acquire an average of 32,850 and 33,358 common shares, respectively, at an average strike price of $155.18 and $151.78, respectively, per common share. The diluted earnings per share denominator for the nine months ended September 30, 2005 includes the effects of options to acquire an average of 45,068 Common Shares at an average strike price of $144.26 per Common Share.

Note 7.  Segment Information

White Mountains has determined that its reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (1) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (2) the manner in which the Company’s subsidiaries and affiliates are organized; (3) the existence of primary managers responsible for specific subsidiaries and affiliates; and (4) the organization of information provided to the Board of Directors. Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Segment information for all prior periods has been restated for the effect of the Reorganization.  Financial information for White Mountains’ segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended September 30, 2006
Earned insurance and reinsurance premiums	$492.6	$285.8	$140.5	$—	$918.9
Net investment income	48.1	46.1	5.2	9.3	108.7
Net realized investment gains	31.9	6.8	3.5	25.6	67.8
Other revenue	36.6	31.3	1.8	21.1	90.8
Total revenues	609.2	370.0	151.0	56.0	1,186.2
Loss and LAE	292.0	163.1	100.5	2.5	558.1
Insurance and reinsurance acquisition expenses	89.0	65.8	34.5	—	189.3
Other underwriting expenses	84.0	24.8	13.5	.5	122.8
General and administrative expenses	4.9	5.6	.1	45.2	55.8
Accretion of fair value adjustment to loss and LAE reserves	5.8	.8	—	—	6.6
Interest expense on debt	12.0	.4	—	.5	12.9
Interest expense on preferred stock subject to mandatory redemption	14.9	—	—	—	14.9
Total expenses	502.6	260.5	148.6	48.7	960.4
Pre-tax income	$106.6	$109.5	$2.4	$7.3	$225.8

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended September 30, 2005
Earned insurance and reinsurance premiums	$537.1	$363.5	$81.8	$—	$982.4
Net investment income	56.0	38.9	2.3	13.6	110.8
Net realized investment gains (losses)	58.9	12.5	1.1	(53.6)	18.9
Other revenue	40.5	2.8	.8	21.4	65.5
Total revenues	692.5	417.7	86.0	(18.6)	1,177.6
Loss and LAE	396.2	478.2	54.6	.6	929.6
Insurance and reinsurance acquisition expenses	102.2	69.6	27.9	—	199.7
Other underwriting expenses	74.2	19.9	9.9	.4	104.4
General and administrative expenses	(.3)	2.7	.1	38.3	40.8
Accretion of fair value adjustment to loss and LAE reserves	6.5	2.6	—	—	9.1
Interest expense on debt	10.9	.6	—	—	11.5
Interest expense on preferred stock subject to mandatory redemption	13.3	—	—	—	13.3
Total expenses	603.0	573.6	92.5	39.3	1,308.4
Pre-tax income (loss)	$89.5	$(155.9)	$(6.5)	$(57.9)	$(130.8)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Nine months ended September 30, 2006
Earned insurance and reinsurance premiums	$1,458.1	$943.8	$371.5	$—	$2,773.4
Net investment income	144.1	130.6	13.6	23.3	311.6
Net realized investment gains	97.9	48.0	7.0	49.9	202.8
Other revenue	48.4	38.2	5.7	64.8	157.1
Total revenues	1,748.5	1,160.6	397.8	138.0	3,444.9
Loss and LAE	891.3	727.3	265.6	1.7	1,885.9
Insurance and reinsurance acquisition expenses	249.8	217.0	95.8	—	562.6
Other underwriting expenses	253.9	70.3	35.9	1.4	361.5
General and administrative expenses	11.6	12.7	.1	101.1	125.5
Accretion of fair value adjustment to loss and LAE reserves	17.3	.9	—	—	18.2
Interest expense on debt	34.8	1.2	—	.5	36.5
Interest expense on preferred stock subject to mandatory redemption	43.3	—	—	—	43.3
Total expenses	1,502.0	1,029.4	397.4	104.7	3,033.5
Pre-tax income	$246.5	$131.2	$.4	$33.3	$411.4

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Nine months ended September 30, 2005
Earned insurance and reinsurance premiums	$1,622.0	$1,044.0	$213.0	$1.8	$2,880.8
Net investment income	194.1	109.1	6.5	79.6	389.3
Net realized investment gains (losses)	146.1	31.0	3.3	(61.1)	119.3
Other revenue	48.2	30.4	2.3	103.5	184.4
Total revenues	2,010.4	1,214.5	225.1	123.8	3,573.8
Loss and LAE	1,060.5	914.8	141.5	2.3	2,119.1
Insurance and reinsurance acquisition expenses	300.0	210.8	62.0	.1	572.9
Other underwriting expenses	244.5	82.1	25.0	1.3	352.9
General and administrative expenses	10.8	9.0	—	122.2	142.0
Accretion of fair value adjustment to loss and LAE reserves	19.5	8.6	—	—	28.1
Interest expense on debt	33.1	1.7	—	—	34.8
Interest expense on preferred stock subject to mandatory redemption	38.8	—	—	—	38.8
Total expenses	1,707.2	1,227.0	228.5	125.9	3,288.6
Pre-tax income (loss)	$303.2	$(12.5)	$(3.4)	$(2.1)	$285.2

Note 8.  Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other insurers in which White Mountains has a significant voting and economic interest but does not control the entity.

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

The following table provides summary financial amounts recorded by White Mountains during the nine months ended September 30, 2006 and 2005 relating to its investment in Symetra:

	2006			2005
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$263.9	$47.8	$311.7	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	6.8	—	6.8	6.8	—	6.8
Net unrealized gains (losses) from Symetra’s equity portfolio and other	1.8	—	1.8	(.1)	—	(.1)
Net unrealized losses from Symetra’s fixed maturities	(56.8)	—	(56.8)	(24.5)	—	(24.5)
Increase in value of warrants	—	4.6	4.6	—	2.1	2.1
Carrying value of investment in Symetra as of March 31 (2)	215.7	52.4	268.1	249.9	39.4	289.3
Equity in earnings of Symetra (1)	6.8	—	6.8	7.5	—	7.5
Net unrealized gains (losses) from Symetra’s equity portfolio and other	.2	—	.2	—	—	—
Net unrealized gains (losses) from Symetra’s fixed maturities	(36.4)	—	(36.4)	63.6	—	63.6
Increase in value of warrants	—	3.5	3.5	—	1.5	1.5
Carrying value of investment in Symetra as of June 30 (3)	$186.3	$55.9	$242.2	$321.0	$40.9	$361.9
Equity in earnings of Symetra (1)	7.2	—	7.2	6.1	—	6.1
Net unrealized gains (losses) from Symetra’s equity portfolio and other	(.2)	—	(.2)	.7	—	.7
Net unrealized gains (losses) from Symetra’s fixed maturities	64.9	—	64.9	(56.3)	—	(56.3)
Increase in value of warrants	—	1.2	1.2	—	3.7	3.7
Carrying value of investment in Symetra as of September 30 (4)	$258.2	$57.1	$315.3	$271.5	$44.6	$316.1

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

(4)             Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(4.1) million and $39.4 million as of September 30, 2006 and 2005, respectively.

MSA

At September 30, 2006, White Mountains owned 50% of the total common shares outstanding of Main Street America Holdings, Inc. (“MSA”), a subsidiary of Main Street America Group Mutual Holdings, Inc., and accounted for this investment using the equity method of accounting. For the three and nine months ended September 30, 2006, White Mountains recorded ($1.6) million and $8.6 million, respectively, of after-tax equity in earnings (loss) from its investment in MSA. For the three and nine months ended September 30, 2006, White Mountains recorded $9.3 million and $0.4 million of after-tax equity in MSA’s unrealized investment gains, respectively. For the three and nine months ended September 30, 2005, White Mountains recorded $2.8 million and $7.2 million, respectively, of after-tax equity in earnings from its investment in MSA. For the three and nine months ended September 30, 2005, White Mountains recorded $1.8 million and $3.9 million of after-tax equity in MSA’s unrealized investment losses, respectively.  As of September 30, 2006 and December 31, 2005, White Mountains’ investment in MSA totaled $181.8 million and $168.0 million, respectively.

Note 9. Consolidating Financial Information

The Company has fully and unconditionally guaranteed the Senior Notes issued in 2003 by its wholly-owned subsidiary, Fund American Companies, Inc. (“Fund American”). The following tables present White Mountains’ consolidating balance sheets as of September 30, 2006 and December 31, 2005, statements of income for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These financial statements reflect the Company’s financial position, results of operations and cash flows on a stand-alone basis, that of Fund American and of the Company’s other entities, as well as the necessary adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet as of September 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
ASSETS
Fixed maturity investments, at fair value	$18.0	$3,913.1	$3,158.1	$—	$7,089.2
Common equity securities, at fair value	3.7	366.0	672.3	—	1,042.0
Short-term investments, at amortized cost	18.2	757.4	447.2	—	1,222.8
Other investments	26.9	222.6	248.5	—	498.0
Total investments	66.8	5,259.1	4,526.1	—	9,852.0
Cash	.2	130.7	79.4	—	210.3
Reinsurance recoverable on paid and unpaid losses	—	1,406.5	2,933.1	—	4,339.6
Insurance and reinsurance premiums receivable	—	324.3	678.0	—	1,002.3
Securities lending collateral	—	169.5	414.3	—	583.8
Funds held by ceding companies	—	467.5	—	—	467.5
Investments in unconsolidated affiliates	57.1	290.2	181.8	—	529.1
Deferred tax asset	—	152.6	136.7	(.4)	288.9
Deferred acquisition costs	—	90.8	242.7	—	333.5
Ceded unearned premiums	—	90.7	23.0	—	113.7
Investment income accrued	.6	47.0	34.2	—	81.8
Accounts receivable on unsettled investment sales	—	141.9	212.2	—	354.1
Investment in consolidated subsidiaries	4,046.0	—	—	(4,046.0)	—
Other assets	3.9	229.9	321.7	—	555.5
Total assets	$4,174.6	$8,800.7	$9,783.2	$(4,046.4)	$18,712.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,172.3	$4,941.9	$—	$9,114.2
Reserves for structured contracts	—	153.5	—	—	153.5
Unearned insurance and reinsurance premiums	—	554.9	1,160.0	—	1,714.9
Debt	—	34.1	760.1	—	794.2
Securities lending payable	—	169.5	414.3	—	583.8
Deferred tax liability	—	241.5	—	(.4)	241.1
Ceded reinsurance payable	—	68.6	67.0	—	135.6
Funds held under reinsurance treaties	—	116.6	3.0	—	119.6
Accounts payable on unsettled investment purchases	.1	84.4	219.0	—	303.5
Other liabilities	55.8	754.2	368.5	—	1,178.5
Preferred stock subject to mandatory redemption	—	20.0	234.5	—	254.5
Total liabilities	55.9	6,369.6	8,168.3	(.4)	14,593.4
Common shareholders’ equity	4,118.7	2,431.1	1,614.9	(4,046.0)	4,118.7
Total liabilities and common shareholders’ equity	$4,174.6	$8,800.7	$9,783.2	$(4,046.4)	$18,712.1

Consolidating Balance Sheet as of December 31, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
ASSETS
Fixed maturity investments, at fair value	$193.5	$3,772.4	$3,616.8	$—	$7,582.7
Common equity securities, at fair value	—	376.5	591.3	—	967.8
Short-term investments, at amortized cost	.4	482.1	245.3	—	727.8
Other investments	—	308.7	279.4	—	588.1
Total investments	193.9	4,939.7	4,732.8	—	9,866.4
Cash	—	143.5	44.2	—	187.7
Reinsurance recoverable on paid and unpaid losses	—	1,931.2	3,171.5	—	5,102.7
Insurance and reinsurance premiums receivable	—	406.4	607.9	—	1,014.3
Securities lending collateral	—	227.8	447.1	—	674.9
Funds held by ceding companies	—	620.4	—	—	620.4
Investments in unconsolidated affiliates	47.8	263.9	168.0	—	479.7
Deferred tax asset	—	98.1	241.8	1.3	341.2
Deferred acquisition costs	—	84.0	204.4	—	288.4
Ceded unearned premiums	—	172.7	28.0	—	200.7
Investment income accrued	1.1	46.1	46.3	—	93.5
Accounts receivable on unsettled investment sales	—	18.7	3.0	—	21.7
Investments in consolidated subsidiaries	3,621.9	—	—	(3,621.9)	—
Other assets	3.5	123.0	400.0	—	526.5
Total assets	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Loss and LAE reserves	$—	$4,815.8	$5,415.4	$—	$10,231.2
Reserves for structured contracts	—	224.6	—	—	224.6
Unearned insurance and reinsurance premiums	—	539.2	1,042.8	—	1,582.0
Debt	—	34.2	744.9	—	779.1
Securities lending payable	—	227.8	447.1	—	674.9
Deferred tax liability	—	273.0	—	1.3	274.3
Ceded reinsurance payable	—	123.3	81.2	—	204.5
Funds held under reinsurance treaties	—	167.0	4.4	—	171.4
Accounts payable on unsettled investment purchases	—	41.5	1.9	—	43.4
Other liabilities	35.0	471.0	659.5	—	1,165.5
Preferred stock subject to mandatory redemption	—	20.0	214.0	—	234.0
Total liabilities	35.0	6,937.4	8,611.2	1.3	15,584.9
Common shareholders’ equity	3,833.2	2,138.1	1,483.8	(3,621.9)	3,833.2
Total liabilities and common shareholders’ equity	$3,868.2	$9,075.5	$10,095.0	$(3,620.6)	$19,418.1

Consolidating Statement of Income Three Months Ended September 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$367.6	$551.3	$—	$918.9
Net investment income	.5	59.5	48.7	—	108.7
Net realized investment gains	6.2	26.7	34.9	—	67.8
Other revenue	—	39.2	51.6	—	90.8
Total revenues	6.7	493.0	686.5	—	1,186.2
Loss and LAE	—	239.6	318.5	—	558.1
Insurance and reinsurance acquisition expenses	—	64.8	124.5	—	189.3
Other underwriting expenses	—	38.7	84.1	—	122.8
General and administrative expenses	11.2	25.5	19.1	—	55.8
Accretion of fair value adjustment to loss and LAE reserves	—	.8	5.8	—	6.6
Interest expense on debt	(.5)	2.3	11.1	—	12.9
Interest expense - dividends and accretion on preferred stock	—	.6	14.3	—	14.9
Total expenses	10.7	372.3	577.4	—	960.4
Pre-tax income (loss)	(4.0)	120.7	109.1	—	225.8
Income tax provision	(.2)	(28.1)	(41.0)	—	(69.3)
Equity in earnings of consolidated subsidiaries	166.3	—	—	(166.3)	—
Equity in earnings of unconsolidated affiliates	—	7.2	(1.6)	—	5.6
Net income	$162.1	$99.8	$66.5	$(166.3)	$162.1

Consolidating Statement of Income Three Months Ended September 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$435.5	$546.9	$—	$982.4
Net investment income	1.7	46.6	62.5	—	110.8
Net realized investment gains (losses)	2.9	(43.9)	59.9	—	18.9
Other revenue	—	3.7	61.8	—	65.5
Total revenues	4.6	441.9	731.1	—	1,177.6
Loss and LAE	—	522.0	407.6	—	929.6
Insurance and reinsurance acquisition expenses	—	99.2	100.5	—	199.7
Other underwriting expenses	—	29.9	74.5	—	104.4
General and administrative expenses	(.8)	19.4	22.2	—	40.8
Accretion of fair value adjustment to loss and LAE reserves	—	2.6	6.5	—	9.1
Interest expense on debt	—	.5	11.0	—	11.5
Interest expense - dividends and accretion on preferred stock	—	.5	12.8	—	13.3
Total expenses	(.8)	674.1	635.1	—	1,308.4
Pre-tax income (loss)	5.4	(232.2)	96.0	—	(130.8)
Income tax benefit (provision)	(.1)	101.2	(45.5)	—	55.6
Equity in loss of consolidated subsidiaries	(71.6)	—	—	71.6	—
Equity in earnings of unconsolidated affiliates	—	6.1	2.8	—	8.9
Net income (loss)	$(66.3)	$(124.9)	$53.3	$71.6	$(66.3)

Consolidating Statement of Income Nine Months Ended September 30, 2006	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$1,183.4	$1,590.0	$—	$2,773.4
Net investment income	2.5	156.2	152.9	—	311.6
Net realized investment gains	13.3	89.4	100.1	—	202.8
Other revenue	7.6	49.7	99.8	—	157.1
Total revenues	23.4	1,478.7	1,942.8	—	3,444.9
Loss and LAE	—	892.2	993.7	—	1,885.9
Insurance and reinsurance acquisition expenses	—	265.2	297.4	—	562.6
Other underwriting expenses	—	106.6	254.9	—	361.5
General and administrative expenses	19.2	35.1	71.2	—	125.5
Accretion of fair value adjustment to loss and LAE reserves	—	.9	17.3	—	18.2
Interest expense on debt	(3.0)	5.6	33.9	—	36.5
Interest expense - dividends and accretion on preferred stock	—	1.6	41.7	—	43.3
Total expenses	16.2	1,307.2	1,710.1	—	3,033.5
Pre-tax income	7.2	171.5	232.7	—	411.4
Income tax benefit (provision)	(2.6)	10.5	(74.8)	—	(66.9)
Equity in earnings of consolidated subsidiaries	369.3	—	—	(369.3)	—
Equity in earnings of unconsolidated affiliates	—	20.8	8.6	—	29.4
Net income	$373.9	$202.8	$166.5	$(369.3)	$373.9

Consolidating Statement of Income Nine Months Ended September 30, 2005	The Company	Other Entities	Fund American	Eliminations	Total
(Millions)
Earned insurance and reinsurance premiums	$—	$1,257.4	$1,623.4	$—	$2,880.8
Net investment income	5.2	170.5	213.6	—	389.3
Net realized investment gains (losses)	6.2	(35.5)	148.6	—	119.3
Other revenue	30.6	32.7	121.1	—	184.4
Total revenues	42.0	1,425.1	2,106.7	—	3,573.8
Loss and LAE	—	1,034.6	1,084.5	—	2,119.1
Insurance and reinsurance acquisition expenses	—	287.0	285.9	—	572.9
Other underwriting expenses	—	107.2	245.7	—	352.9
General and administrative expenses	18.1	39.6	84.3	—	142.0
Accretion of fair value adjustment to loss and LAE reserves	—	8.6	19.5	—	28.1
Interest expense on debt	—	1.7	33.1	—	34.8
Interest expense - dividends and accretion on preferred stock	—	1.5	37.3	—	38.8
Total expenses	18.1	1,480.2	1,790.3	—	3,288.6
Pre-tax income (loss)	23.9	(55.1)	316.4	—	285.2
Income tax benefit (provision)	(.2)	87.8	(143.7)	—	(56.1)
Equity in earnings of consolidated subsidiaries	233.1	—	—	(233.1)	—
Equity in earnings of unconsolidated affiliates	—	20.4	7.3	—	27.7
Net income	$256.8	$53.1	$180.0	$(233.1)	$256.8

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2006	The Company	Other Entities	Fund American	Total
(Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$4.6	$202.8	$166.5	$373.9
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(13.3)	(89.4)	(100.1)	(202.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	(419.4)	(414.3)	(833.7)
Net change in reinsurance recoverable on paid and unpaid losses	—	307.8	211.7	519.5
Net change in unearned insurance and reinsurance premiums	—	51.0	117.2	168.2
Net change in reserves for structured contracts	—	(71.1)	—	(71.1)
Net change in funds held by ceding companies	—	157.5	—	157.5
Net change in deferred acquisition costs	—	(11.8)	(38.2)	(50.0)
Net change in funds held under reinsurance treaties	—	(48.5)	(1.4)	(49.9)
Net change in insurance and reinsurance premiums receivable	—	89.0	(73.0)	16.0
Net change in other assets and liabilities, net	17.9	(7.8)	23.4	33.5
Net cash flows provided from (used for) operations	9.2	160.1	(108.2)	61.1
Cash flows from investing activities:
Net change in short-term investments	(17.8)	(230.2)	(224.4)	(472.4)
Sales of fixed maturity investments	153.7	2,179.7	1,065.0	3,398.4
Maturities, calls and paydowns of fixed maturity investments	.4	223.5	389.5	613.4
Sales of common equity securities	.6	240.4	316.7	557.7
Sales of other investments	—	40.5	9.4	49.9
Sales of consolidated affiliates	—	110.0	11.1	121.1
Sale of renewal rights	—	—	32.0	32.0
Purchases of other investments	—	(20.4)	(60.2)	(80.6)
Purchases of common equity securities	(4.2)	(96.3)	(335.3)	(435.8)
Purchases of fixed maturity investments	(117.6)	(2,501.5)	(1,052.5)	(3,671.6)
Net change in unsettled investment purchases and sales	.1	(80.1)	7.8	(72.2)
Net acquisitions of property and equipment	—	(4.0)	(7.9)	(11.9)
Net cash flows provided from (used for) investing activities	15.2	(138.4)	151.2	28.0
Cash flows from financing activities:
Issuance of debt	50.0	—	15.0	65.0
Repayment of debt	(50.0)	—	—	(50.0)
Dividends paid on common shareholders	(64.7)	—	—	(64.7)
Dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of common shares	.1	—	—	.1
Intercompany dividends and distributions	40.4	(38.8)	(1.6)	—
Net cash used for financing activities	(24.2)	(40.3)	(7.8)	(72.3)
Effect of exchange rate changes on cash	—	5.8	—	5.8
Net increase (decrease) in cash during period	.2	(12.8)	35.2	22.6
Cash balances at beginning of period	—	143.5	44.2	187.7
Cash balances at end of period	$.2	$130.7	$79.4	$210.3

Consolidating Statement of Cash Flows Nine Months Ended September 30, 2005	The Company	Other Entities	Fund American	Total
(Millions)
Cash flows from operations:
Net income, excluding equity in earnings of subsidiaries	$23.7	$53.1	$180.0	$256.8
Charges (credits) to reconcile net income to cash flows from operations:
Net realized investment (gains) losses	(6.2)	35.5	(148.6)	(119.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	—	545.5	473.3	1,018.8
Net change in reinsurance recoverable on paid and unpaid losses	—	(459.2)	(673.1)	(1,132.3)
Net change in unearned insurance and reinsurance premiums	—	84.2	8.9	93.1
Net change in reserves for structured contracts	—	(107.0)	—	(107.0)
Net change in funds held by ceding companies	—	206.0	—	206.0
Net change in deferred acquisition costs	—	7.4	(25.1)	(17.7)
Net change in funds held under reinsurance treaties	—	39.1	(.4)	38.7
Net change in insurance and reinsurance premiums receivable	—	(14.0)	(150.6)	(164.6)
Net change in other assets and liabilities, net	(16.7)	(101.6)	13.9	(104.4)
Net cash flows (used for) provided from operations	.8	289.0	(321.7)	(31.9)
Cash flows from investing activities:
Net change in short-term investments	4.0	22.0	(47.4)	(21.4)
Sales of fixed maturity investments	106.6	1,785.9	2,453.4	4,345.9
Maturities, calls and paydowns of fixed maturity investments	—	654.0	68.9	722.9
Sales of common equity securities	—	72.9	336.2	409.1
Sales of other investments	—	89.0	25.8	114.8
Sales of consolidated affiliates, net of cash sold	—	19.0	161.6	180.6
Purchases of other investments	—	(81.6)	(45.3)	(126.9)
Purchases of common equity securities	—	(86.8)	(249.1)	(335.9)
Purchases of fixed maturity investments	(82.1)	(2,950.4)	(2,254.1)	(5,286.6)
Net change in unsettled investment purchases and sales	—	77.5	47.4	124.9
Net acquisitions of property and equipment	—	(7.6)	(28.8)	(36.4)
Net cash flows provided from (used for) investing activities	28.5	(406.1)	468.6	91.0
Cash flows from financing activities:
Dividends paid to common shareholders	(64.6)	—	—	(64.6)
Dividends paid to preferred shareholders	—	(1.5)	(21.2)	(22.7)
Proceeds from issuance of common shares	.3	—	—	.3
Intercompany dividends and distributions	35.0	77.5	(112.5)	—
Net cash (used for) provided from financing activities	(29.3)	76.0	(133.7)	(87.0)
Effect of exchange rate changes on cash	—	(9.8)	—	(9.8)
Net (decrease) increase in cash during period	—	(50.9)	13.2	(37.7)
Cash balances at beginning of period	—	195.8	47.3	243.1
Cash balances at end of period	$—	$144.9	$60.5	$205.4

Note 10. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
Millions	2006	2005	2006(3)	2005
Service cost	$1.0	$.3	$—	$—
Interest cost	6.9	7.1	—	.7
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of prior service benefit	—	—	—	(1.0)
Amortization of unrecognized loss	.1	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	.4	(.2)	—	(.3)
Special termination benefits expense(2)	—	.9	—	—
Net periodic benefit cost (income)	$.4	$.7	$—	$(.3)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
Millions	2006	2005	2006(3)	2005
Service cost	$1.6	$1.2	$—	$.1
Interest cost	20.7	22.1	—	2.1
Expected return on plan assets	(22.9)	(23.5)	—	—
Amortization of prior service benefit	—	—	—	(3.1)
Amortization of unrecognized loss	.2	.1	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	(.4)	(.1)	—	(.9)
Curtailment gain(1)	—	(.7)	—	—
Special termination benefits expense(2)	1.6	2.8	—	—
Net periodic benefit cost (income)	$1.2	$2.0	$—	$(.9)

(1)             During June 2005, NFU froze its pension plan and recognized a $.7 million curtailment gain.

(2)             Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a  reduction in force.

(3)             OneBeacon settled its Retiree Medical Plan in 2005.

OneBeacon expects to contribute approximately $7 million to its pension plans in 2006. As of September 30, 2006, $2.5 million has been contributed to non-qualified pension plans from assets held in previously established rabbi trusts.

Note 11. Income Taxes

For the nine months ended September 30, 2006, the Company recognized $33.1 million in tax benefits related to the settlements of United States Federal and state income tax audits for the years prior to 2003.

Note 12. Subsequent Events

On October 19, 2006, White Mountains Re entered into a definitive agreement to acquire Mutual Service Casualty Insurance Company (“MSC”), a Minnesota domiciled mutual runoff insurer, for approximately $30 million.  At closing, MSC is expected to have approximately $142 million in assets, $95 million in total liabilities (gross loss reserves of approximately $89 million) and shareholders’ equity of approximately $47 million. The transaction, which is subject to regulatory approval, is expected to close in the fourth quarter of 2006.

On October 31, 2006, White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. (the “Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the Group, and (ii) 4.9% of the common stock of the Group. The after-tax value of the cash dividend and the fair value of the securities of the Group received in the exchange on October 31, 2006 was substantially equal to the after-tax value of White Mountains’ investment in MSA at such date.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income, fully converted tangible book value per share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 48). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Overview

White Mountains ended the third quarter of 2006 with a fully converted tangible book value per share of $373, an increase of 5.7% for the quarter and 10.8% for the first nine months of 2006, including dividends. White Mountains’ adjusted comprehensive net income for the third quarter of 2006 was $211 million, compared to adjusted comprehensive net loss of $131 million in the third quarter of 2005, while for the first nine months of 2006 adjusted comprehensive net income was $377 million, compared to $80 million in the comparable period of last year. OneBeacon had combined ratios of 94% in the third quarter of 2006 and 96% in the first nine months of 2006, compared to 107% in the third quarter of 2005 and 99% in the first nine months of 2005.  White Mountains Re had combined ratios of 89% in the third quarter of 2006 and 108% in the first nine months of 2006, compared to 156% in the third quarter of 2005 and 116% for the first nine months of 2005.  Esurance had a combined ratio of 106% in the third quarter of 2006 and 107% in the first nine months of 2006, compared to 113% in the third quarter of 2005 and 107% for the first nine months of 2005, while increasing its written premiums 65% and 72% from the third quarter and first nine months of 2005, respectively.

White Mountains’ GAAP pre-tax total return on invested assets was 2.7% for the third quarter of 2006 and 5.4% for the first nine months of 2006, compared to a zero return for the third quarter of 2005 and 2.6% for the first nine months of 2005.  A decline in interest rates boosted White Mountains’ GAAP fixed income investment returns for the quarter but hurt relative to its benchmarks, as its fixed income portfolio’s duration is still relatively short. Through the nine months ended September 30, 2006, White Mountains’ fixed income returns remain well ahead of conventional benchmarks. White Mountains’ equity returns for the third quarter of 2006 trailed the S&P 500, but for the first nine months of 2006, White Mountains’ equity returns outpaced the S&P 500 by more than 200 basis points.

Additionally, White Mountains’ comprehensive net income for the first nine months of 2006 included a $33 million unrealized foreign currency translation gain, principally due to the strengthening of the Swedish krona against the U.S. dollar, compared to a $67 million unrealized foreign currency translation loss in the first nine months of 2005.

Fully Converted Tangible Book Value Per Share

The following table presents the Company’s fully converted tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005	Sept. 30, 2005

Book value per share numerators (in millions):
Common shareholders’ equity	$4,118.7	$3,864.3	$3,833.2	$3,882.8
Benefits to be received from share obligations under employee benefit plans	5.0	5.1	5.1	6.5
Remaining accretion of subsidiary preferred stock to face value	(65.5)	(72.7)	(86.0)	(92.1)
Book value per share numerator	4,058.2	3,796.7	3,752.3	3,797.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	4.1	69.0	(24.2)	(39.4)
Goodwill	(25.8)	(25.2)	(24.4)	(25.4)
Fully converted tangible book value per share numerator	$4,036.5	3,840.5	$3,703.7	$3,732.4

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,780.1	10,780.1	10,779.2	10,773.7
Share obligations under employee benefit plans	32.2	33.4	34.3	44.3
Fully converted tangible book value per share	10,812.3	10,813.5	10,813.5	10,818.0

Book value per share	$375.34	$351.11	$347.00	$351.01
Fully converted tangible book value per share	$373.33	$355.16	$342.51	$345.02

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005

Gross written premiums	$1,077.4	$1,255.9	$3,400.0	$3,608.4
Net written premiums	$987.1	$1,009.9	$3,015.7	$2,948.9

Revenues
Earned insurance and reinsurance premiums	$918.9	$982.4	$2,773.4	$2,880.8
Net investment income	108.7	110.8	311.6	389.3
Net realized investment gains	67.8	18.9	202.8	119.3
Other revenue	90.8	65.5	157.1	184.4
Total revenues	1,186.2	1,177.6	3,444.9	3,573.8
Expenses
Loss and LAE	558.1	929.6	1,885.9	2,119.1
Insurance and reinsurance acquisition expenses	189.3	199.7	562.6	572.9
Other underwriting expenses	122.8	104.4	361.5	352.9
General and administrative expenses	55.8	40.8	125.5	142.0
Accretion of fair value adjustment to loss and LAE reserves	6.6	9.1	18.2	28.1
Interest expense - debt	12.9	11.5	36.5	34.8
Interest expense - dividends and accretion on preferred stock subject to mandatory redemption	14.9	13.3	43.3	38.8
Total expenses	960.4	1,308.4	3,033.5	3,288.6
Pre-tax income (loss)	$225.8	$(130.8)	$411.4	$285.2
Income tax benefit (provision)	(69.3)	55.6	(66.9)	(56.1)
Equity in earnings of unconsolidated affiliates	5.6	8.9	29.4	27.7
Net income (loss)	$162.1	$(66.3)	$373.9	$256.8
Other comprehensive income (loss)	113.6	(120.8)	(25.1)	(194.3)
Comprehensive net income (loss)	$275.7	$(187.1)	$348.8	$62.5
Add back: Change in net unrealized gains and losses fromSymetra’s fixed maturity portfolio	(64.9)	56.3	28.3	17.2
Adjusted comprehensive net income (loss)	$210.8	$(130.8)	$377.1	$79.7

Consolidated Results —Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

White Mountains’ total revenues increased by $9 million, or 1%, to $1,186 million in the third quarter of 2006, compared to $1,177.6 million in the third quarter of 2005.   Earned premiums decreased by 6% in the third quarter of 2006, primarily due to decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance.  Net realized gains increased by $49 million in the third quarter of 2006 compared to the third quarter of 2005, primarily due to a $10 million realized gain from the Montpelier Re warrants in the third quarter of 2006, compared to a $61 million realized loss on the warrants in the third quarter last year.  Other revenues increased by $25 million in the third quarter of 2006 compared to the third quarter of 2005, due partially to a $14 million pre-tax gain from White Mountains Re’s sale of Sirius America in the third quarter of 2006. White Mountains’ other revenues also included a $30 million gain from OneBeacon’s sale of the renewal rights to its Agri business in the third quarter of 2006, compared to a $28 million gain from OneBeacon’s sale of NFU in the third quarter of 2005.

White Mountains’ total expenses decreased by $348 million, or 27%, to $960 million in the third quarter of 2006, compared to $1,308 million in the third quarter of 2005, which was primarily due to lower catastrophe losses, $283 million of which was reported in the third quarter of 2005 on hurricanes Katrina and Rita.

The income tax provision (benefit) related to pre-tax income for the third quarter of 2006 and 2005 represented an effective tax rate of 30% and (42)%, respectively, which was different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

Consolidated Results — Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

White Mountains’ total revenues decreased by $129 million, or 4%, to $3,445 million in the first nine months of 2006, compared to $3,574 million in the first nine months of 2005.   Earned premiums decreased by 4% in the first nine months of 2006, primarily due to decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance. In addition to the factors affecting the third quarter of 2006 and the third quarter of 2005 described above, net investment income decreased by $78 million in the first nine months of 2006 compared to the first nine months of 2005, primarily due to a $74 million special dividend received from Montpelier Re in the first nine months of 2005.  Other revenues decreased by $27 million in the first nine months of 2006 compared to the first nine months of 2005, primarily due to $26 million in gains in the 2005 period from the settlement of two lawsuits in which White Mountains was a plaintiff, compared to $8 million in the first nine months of 2006.

White Mountains’ total expenses decreased by $255 million, or 8%, to $3,034 million in the first nine months of 2006, compared to $3,289 million the first nine months of 2005, which included $283 million of losses from hurricanes Katrina and Rita. The first nine months of 2006 included $137 million of pre-tax losses related to the Indemnity Agreement, which is discussed further with the White Mountains Re segment results on page 39, and $106 million related to additional pre-tax losses on hurricanes Katrina, Rita and Wilma.

The income tax provision related to pre-tax income for the first nine months of 2006 and 2005 represented an effective tax rate of 16% and 20%, respectively, which was lower than the U.S. statutory rate of 35% due to tax benefits recognized in the second quarter of 2006 related to settlements of United States Federal and state income tax audits for years prior to 2003 and to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations.

In connection with OneBeacon’s initial public offering (the “Offering”), White Mountains undertook an internal reorganization. Certain businesses that are unrelated to the ongoing operations of OneBeacon Ltd. and were previously presented in the OneBeacon segment have been reclassified to the Other Operations segment. In addition, certain businesses previously presented in the Other Operations segment that are now part of OneBeacon Ltd.’s ongoing operations, including the legal entities that issued the Senior Notes and mandatorily redeemable preferred stock, were reclassified to the OneBeacon segment. Segment information for all prior periods has been restated for the effect of the reorganization.

The results of the OneBeacon segment in this report differ from the results reported in the OneBeacon S-1 as the results from two quota share reinsurance arrangements between OneBeacon and Esurance and Sirius International, which were entered into primarily for White Mountains’ capital management purposes, have been pushed back to the original underwriting segments in this report. These reinsurance agreements will be commuted in connection with the Offering and White Mountains’ OneBeacon segment results will be identical to consolidated results reported by OneBeacon Ltd. subsequent to the completion of the Offering.  In addition, the results of National Farmers Union (“NFU”) are reported as discontinued operations in the 2005 results reported in the OneBeacon S-1.

White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 7 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Gross written premiums	$565.1	$611.4	$1,608.6	$1,771.4
Net written premiums	$536.3	$581.0	$1,526.0	$1,659.5

Earned insurance and reinsurance premiums	$492.6	$537.1	$1,458.1	$1,622.0
Net investment income	48.1	56.0	144.1	194.1
Net realized investment gains	31.9	58.9	97.9	146.1
Other revenue	36.6	40.5	48.4	48.2
Total revenues	609.2	692.5	1,748.5	2,010.4
Loss and LAE	292.0	396.2	891.3	1,060.5
Insurance and reinsurance acquisition expenses	89.0	102.2	249.8	300.0
Other underwriting expenses	84.0	74.2	253.9	244.5
General and administrative expenses	4.9	(.3)	11.6	10.8
Accretion of fair value adjustment to loss and LAE reserves	5.8	6.5	17.3	19.5
Interest expense—debt	12.0	10.9	34.8	33.1
Interest expense—dividends and accretion on preferred stock
stock subject to mandatory redemption	14.9	13.3	43.3	38.8
Total expenses	502.6	603.0	1,502.0	1,707.2
Pre-tax income	$106.6	$89.5	$246.5	$303.2

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing operations and in total for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30, 2006
	GAAP Ratios			Net Premiums
	Loss and LAE	Expense	Combined	Written	Earned
Specialty	61%	33%	94%	$205.0	$181.1
Commercial	56	37	93	174.0	162.4
Personal (1)	54	36	90	157.4	148.9
Total (2)	59%	35%	94%	$536.2	$492.6

	Three Months Ended September 30, 2005
	GAAP Ratios			Net Premiums
	Loss and LAE	Expense	Combined	Written	Earned
Specialty	89%	34%	123%	$244.9	$209.8
Commercial	61	40	101	161.3	152.1
Personal (1)	56	27	83	171.9	173.7
Total (2)	74%	33%	107%	$581.0	$537.1

	Nine Months Ended September 30, 2006
	GAAP Ratios			Net Premiums
	Loss and LAE	Expense	Combined	Written	Earned
Specialty	63%	31%	94%	$575.8	$536.2
Commercial	56	39	95	504.7	473.5
Personal (1)	59	33	92	450.3	450.7
Total (2)	61%	35%	96%	$1,526.0	$1,458.1

	Nine Months Ended September 30, 2005
	GAAP Ratios			Net Premiums
	Loss and LAE	Expense	Combined	Written	Earned
Specialty	67%	32%	99%	$665.2	$624.5
Commercial	57	32	99	467.6	466.5
Personal (1)	60	31	91	513.8	533.9
Total (2)	65%	34%	99%	$1,659.5	$1,622.0

(1)             Includes results from consolidated reciprocals.

(2)             Includes results from runoff operations and eliminations between underwriting units.

OneBeacon Results—Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

OneBeacon’s pre-tax income for the third quarter of 2006 was $107 million and its combined ratio was 94%, compared to pre-tax income of $90 million and a combined ratio of 107% in the third quarter of 2005. OneBeacon’s third quarter of 2005 included the results of NFU, which it sold to a third party on September 30, 2005.  The inclusion of NFU in the results for the third quarter of 2005 reduced the combined ratio by one point.

Net written premiums for the third quarter of 2006 were $536 million, a decrease of 8% from $581 million in the third quarter of 2005.  The decrease in net written premiums was primarily due to the aforementioned sale of NFU, which had $41 million of net written premium in the third quarter of 2005.  Excluding NFU, net written premiums were flat in the third quarter of 2006, compared to the third quarter of 2005, as a decrease in personal lines’ written premiums in Massachusetts, New York and New Jersey was partially offset by growth in net written premiums in commercial lines and in specialty lines other than NFU and AutoOne.

OneBeacon’s total revenues for the third quarter of 2006 were $609 million, a decrease of 12% from $693 million in the third quarter of 2005.  Earned premiums decreased 8% from the third quarter of 2005 due to the same factors previously mentioned for net written premiums. During the third quarter of 2006, OneBeacon sold the renewal rights to its Agri business to a third party and recognized a gain on the sale of $30 million, and during the third quarter of 2005, OneBeacon sold NFU to a third party and recognized a gain on the sale of $28 million.  Both of these gains were recognized as other revenue.

OneBeacon’s total expenses decreased by $100 million, or 17%, to $503 million in the third quarter of 2006, compared to $603 million in the third quarter of 2005, which included $44 million in total expenses from NFU. Excluding NFU, the decrease in expenses was due primarily to lower catastrophe losses in 2006, as the third quarter of 2005 results included $55 million in losses related to hurricanes Katrina and Rita.

Specialty Lines. The specialty lines combined ratio for the third quarter of 2006 was 94%, compared to 123% in the third quarter of 2005. The inclusion of NFU in specialty lines’ first nine months of 2005 reduced the combined ratio by six points.  The improvement in the combined ratio in the third quarter of 2006 was primarily due to lower catastrophe losses, as the third quarter of 2005 included $51 million, or twenty-four points, of losses related to hurricanes Katrina and Rita.  Net written premiums for specialty lines decreased 16% in the third quarter of 2006 to $205 million, compared to $245 million in 2005, which included $41 million of written premiums from NFU.

Commercial Lines.  The commercial lines combined ratio for the third quarter of 2006 was 93%, compared to 101% for the third quarter of 2005, due to decreases in both the loss and LAE and expense ratios.  The loss and LAE ratio for the third quarter of 2005 included three points related to hurricane Katrina.  The decrease in the expense ratio was primarily from lower expenses in the middle-market division.  Commercial lines’ net written premiums increased 8% to $174 million in the third quarter of 2006, compared to $161 million in the third quarter of 2005, particularly from its property, inland marine and small business package business.

Personal Lines.  The personal lines combined ratio for the third quarter of 2006 was 90%, compared to 83% in the third quarter of 2005 due to an increase in the expense ratio, partially offset by a decrease in the loss and lae ratio.  For the third quarter of 2006, other underwriting expenses were relatively flat with the third quarter of 2005, however, in light of a 14% decline in earned premiums, the expense ratio increased.  The loss and LAE ratio decreased slightly mainly due to strong homeowner and automobile results. Net written premiums for personal lines decreased by 8% to $157 million in the third quarter of 2006, primarily as a result of reduced writings in Massachusetts, New York and New Jersey.

OneBeacon Results—Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

OneBeacon’s pre-tax income for the first nine months of 2006 was $247 million and its combined ratio was 96%, compared to pre-tax income of $303 million and a combined ratio of 99% for the first nine months of 2005. OneBeacon’s first nine months of 2005 included the results of NFU.  The inclusion of NFU in the results for the first nine months of 2005 reduced the combined ratio by one point.

Net written premiums for the first nine months of 2006 were $1,526 million, a decrease of 8% from $1,660 million in the first nine months of 2005.  The decrease in net written premiums was primarily due to the aforementioned sale of NFU, which had $133 million of net written premium in the first nine months of 2005, and decreased writings for personal lines in Massachusetts, New York and New Jersey.  Partially offsetting these decreases was increased net written premiums in commercial lines and in specialty lines other than NFU and AutoOne.

OneBeacon’s total revenues for the first nine months of 2006 of $1,749 million decreased 13% from $2,010 million in the first nine months of 2005.  Earned premiums decreased 10% from the first nine months of 2005 due to the same factors previously mentioned for net written premiums.  Net investment income decreased 26% in the first nine months of 2006 from the first nine months of 2005, principally due to the receipt in the first quarter of 2005 of special dividend from Montpelier Re, $35 million of which was recorded at OneBeacon.  Additionally, net realized investment gains for the first nine months of 2006 were down $48 million from the first nine months of last year, primarily due to the sale of several highly appreciated common stocks in the first nine months of 2005 to reposition the equity portfolio into securities with more attractive risk/reward characteristics.

OneBeacon’s total expenses for the first nine months of 2006 were $1,502 million, a decrease of 12% from $1,707 million in the first nine months of 2005, which included $112 million in total expenses from NFU. In addition, OneBeacon recorded $41 million of unfavorable development on catastrophes in the first nine months of 2006, compared to $65 million of catastrophe losses in the first nine months of 2005.

Specialty Lines.  Net written premiums for specialty lines decreased $89 million, or13%, to $576 million in the first nine months of 2006, compared to $665 million in the first nine months of 2005.  The decrease in net written premiums was mainly due to the aforementioned sale of NFU.  Excluding NFU, specialty lines’ net written premiums for specialty lines increased $43 million, or 8%, from the first nine months of 2005. The increase was principally due to a $25 million increase in net written premiums in specialty liability products at OneBeacon Professional Partners to $133 million, as well as a $14 million increase in net written premiums at OneBeacon Specialty Property to $45 million. Net written premiums for AutoOne were $182 million in the first nine months of 2006, a decrease from net written premiums of $184 million in the first nine months of 2005. This decrease was not significant. However, market trends indicate that assigned risk volumes in New York and New Jersey are declining significantly from levels in prior years. In 2007, OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends.

The specialty lines combined ratio for the first nine months of 2006 was 94%, compared to 99% in the first nine months of 2005.  The inclusion of NFU in specialty lines’ first nine months of 2005 reduced the combined ratio by three points.  In the first nine months of 2006, total calendar year incurred loss and LAE related to catastrophes was $33 million, or six points, compared with, $55 million, or nine points, in the first nine months of 2005. The 2005 period included $51 million, or eight points, of losses related to hurricanes Katrina and Rita. While the first nine months of 2006 did not have any significant catastrophes, unfavorable development from prior accident year catastrophes increased the combined ratio by five points. Of this five point increase, four points were related to hurricanes Katrina, Rita and Wilma, while the remainder related primarily to a 2004 catastrophe. This unfavorable development was partially offset by prior year favorable development on non-catastrophe losses that decreased the combined ratio by four points.  The expense ratio in the first nine months of 2006 was consistent compared to that in the first nine months of 2005.

Commercial Lines. Net written premiums for commercial lines increased $37 million, or 8%, to $505 million in the first nine months of 2006, compared to $468 million in the first nine months of 2005. These increases were experienced in property and inland marine products and in small business package products with net written premiums in middle-market division increasing $21 million, to $429 million, and net written premiums in the small business division increasing $16 million to $76 million. The commercial lines combined ratio decreased during the first nine months of 2006 to 95% from 99% in the first nine months of 2005 due to decreases in both the loss and LAE and expense ratio. In the first nine months of 2006, total calendar year incurred loss and LAE related to catastrophes was $2 million, compared with $7 million in the first nine months of 2005. The first nine months of 2005 included one point of incurred losses related to hurricane Katrina. Also contributing to this decrease was favorable development in the first nine months of 2006 related to other prior accident year storms, including Katrina and Wilma, of one point. The decrease in the expense ratio was due in part to one point from the favorable settlement of a state franchise tax audit in the first nine months of 2006. In addition, the improvement was due to lower expenses in the middle-market division, mainly other underwriting expenses.

Personal Lines.  Net written premiums for personal lines decreased by $64 million, or 12%, to $450 million in the first nine months of 2006, primarily as a result of continued lower writings in Massachusetts and New York, particularly in Massachusetts automobile premiums, and also lower writings in New Jersey. The personal lines combined ratio increased during the first nine months of 2006 to 92% from 91% in the first nine months of 2005 due to an increase in the expense ratio, partially offset by a decrease in the loss and LAE ratio. For the first nine months of 2006, other underwriting expenses were relatively flat with the first nine months of 2005, however, in light of the $83 million decline in earned premiums, the expense ratio increased. The loss and LAE ratio decreased mainly due to strong homeowner and automobile results.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2005	2006	2005
Gross written premiums	$347.0	$543.8	$1,352.6	$1,579.8
Net written premiums	$286.4	$329.1	$1,053.6	$1,034.2

Earned insurance and reinsurance premiums	$285.8	$363.5	$943.8	$1,044.0
Net investment income	46.1	38.9	130.6	109.1
Net realized investment gains	6.8	12.5	48.0	31.0
Other revenue	31.3	2.8	38.2	30.4
Total revenues	370.0	417.7	1,160.6	1,214.5
Loss and LAE	163.1	478.2	727.3	914.8
Insurance and reinsurance acquisition expenses	65.8	69.6	217.0	210.8
Other underwriting expenses	24.8	19.9	70.3	82.1
General and administrative expenses	5.6	2.7	12.7	9.0
Accretion of fair value adjustment to loss and LAE reserves	.8	2.6	.9	8.6
Interest expense on debt	.4	.6	1.2	1.7
Total expenses	260.5	573.6	1,029.4	1,227.0
Pre-tax income (loss)	$109.5	$(155.9)	$131.2	$(12.5)
GAAP ratios:
Loss and LAE	57%	132%	77%	88%
Expenses	32%	24%	31%	28%
Total Combined	89%	156%	108%	116%

White Mountains Re Results - Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

White Mountains Re’s pre tax income in the third quarter of 2006 was $110 million and its combined ratio was 89%, compared to a pre tax loss of $156 million and a combined ratio of 156% for the third quarter of 2005. The improved combined ratio and the increase in pre tax income in the third quarter of 2006 resulted primarily from fewer and lower magnitude catastrophes in 2006. During the third quarter of 2005, White Mountains Re incurred $241 million in losses related to hurricanes Katrina and Rita, consisting of $228 million of property catastrophe losses, net of reinstatements and reinsurance, and a $13 million pre tax reduction of accrued profit commissions due from Olympus. The favorable terms and conditions that have existed in the reinsurance marketplace over the past several underwriting years continued in the third quarter of 2006. Additionally, during the third quarter of 2006, White Mountains Re sold its wholly owned subsidiary, Sirius America to an investor group led by Lightyear Capital for $139 million in cash and recognized a $14 million pre-tax gain on the sale through other revenues. As part of the transaction, White Mountains acquired an equity interest of approximately 17% in the acquiring entity and accounts for its remaining interest in Sirius America on the equity method.

During the third quarter of 2006, gross written premiums decreased by $197 million, or 36%, to $347 million and net written premiums decreased by $43 million, or 13%, to $286 million from the comparable prior year period. The decrease in gross and net written premiums in the third quarter of 2006 was primarily due to lower written premiums in property catastrophe exposed lines of business, as Folksamerica Re non-renewed its off-shore energy and marine excess business in the Gulf of Mexico starting on January 1, 2006, and lower written premiums on casualty lines, due mainly to pricing, terms and conditions that did not meet White Mountains Re’s pricing guidelines and higher ceding company retentions. Gross and net written premiums were also lower during the third quarter of 2006 due to lower reinstatement premiums on property catastrophe reinsurance. The third quarter of 2006 included $10 million and $3 million of gross and net reinstatement premiums, respectively, whereas the third quarter of 2005 included $71 million and $23 million of gross and net reinstatement premiums, respectively, primarily resulting from reinstated coverage after hurricanes Katrina and Rita. These decreases were partially offset by increases in certain non-catastrophe exposed classes, particularly accident & health. Additionally, Sirius America had $11 million of gross written premiums and $6 million of net written premium during the third quarter of 2006 prior to its sale, compared to $65 million of gross written premiums and $21 million of net written premium during the 2005 quarter.

The impact to net written premiums of the factors described above was partially offset by lower premiums ceded to Olympus and Helicon in the third quarter of 2006 as compared to premiums ceded to Olympus in the third quarter of 2005. Effective January 1, 2006, Sirius International stopped ceding business to Olympus and Folksamerica Re renewed its quota share with Olympus on modified terms. During 2006, Folksamerica Re has ceded up to 35% of certain lines of business to Olympus and Helicon. In 2005, Folksamerica Re had ceded between 50% and 75% of certain lines of business to Olympus.

White Mountains Re receives fee income on reinsurance placements referred to Olympus and Helicon. White Mountains Re recognized fee income of $3 million in the third quarter of 2006, compared to $9 million of fee income from Olympus for the third quarter of last year. The decrease in total fee income was the result of a reduction in amounts ceded to Olympus and Helicon in 2006 versus the comparable prior year period. In addition, during the third quarter of 2006, Folksamerica Holdings waived $3 million of override commission due from Olympus in accordance with the Indemnity Agreement (for a description of the Indemnity Agreement, see Olympus Indemnity Agreement” on page 41).

White Mountains Re is also entitled to a profit commission from Olympus and Helicon on net underwriting profits on referred business. The profit commissions are subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of hurricanes Katrina, Rita and Wilma, Olympus has recorded substantial net underwriting losses and, as such White Mountains Re does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

White Mountains Re Results - Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

White Mountains Re’s pre tax income in the first nine months of 2006 was $131 million and its combined ratio was 108%, compared to a pre tax loss of $13 million and a combined ratio of 116% for the first nine months of 2005. The improved combined ratio and the increase in pre tax income in the first nine months of 2006 resulted primarily from fewer and lower magnitude catastrophes in 2006, partially offset by unfavorable development recorded in the first half of 2006 related to hurricanes Katrina, Rita and Wilma and losses from the Indemnity Agreement. During the first nine months of 2006, White Mountains Re incurred $86 million in unfavorable development, net of reinstatements and reinsurance, related to hurricanes Katrina, Rita and Wilma, and $137 million in losses related to the Indemnity Agreement. During the first nine months of 2005, White Mountains Re incurred $241 million in losses related to hurricanes Katrina and Rita, consisting of $228 million of property catastrophe losses, net of reinstatements and reinsurance, and a $13 million pre tax reduction of accrued profit commissions due from Olympus. Excluding the effect of the net prior year reserve development from Katrina, Rita and Wilma and the Indemnity Agreement, White Mountains Re’s underwriting units performed well for the first nine months of 2006, reflecting improved underwriting conditions and generally favorable weather patterns. Additionally, excluding the adverse development recorded from hurricanes Katrina, Rita and Wilma and the Indemnity Agreement, during the first nine months of 2006, White Mountains Re recognized net favorable prior year reserve development of approximately $32 million.

For the nine months ended September 30, 2006, gross written premiums decreased by $227 million, or 14%, and net written premiums increased by $19 million, or 2%, over the first nine months of 2005, primarily due to the same factors that affected the three month changes described above. In addition, a change in the estimation methodology relating to Sirius International’s direct business increased gross and net written premiums during the first nine months of 2006, but did not have a significant impact on earned premiums. Partially offsetting this increase were ceded premiums related to the purchase of a series of Second Event Industry Loss Warranty Covers (“ILW”). This reinsurance coverage protection has a total limit of $150 million from multiple retrocessionaires. The ILW was purchased to protect Folksamerica Re’s balance sheet from the adverse impact of the occurrence of two significant natural peril catastrophic events in the United States during 2006 (“Loss Events”). Coverage is not dependent on the order in which the Loss Events occur.

The impact to net written premiums of the factors described above was more than offset by lower premiums ceded to Olympus and Helicon in the first nine months of 2006 as compared to premiums ceded to Olympus in the first nine months of 2005, resulting in a slight increase in net written premiums.

In the first nine months of 2006, other underwriting expenses decreased by $12 million, or 14%, from the first nine months of 2005. This decrease was primarily attributable to a reduction in incentive compensation accruals, as well as a reduction in unallocated loss adjustment expense reserves of approximately $7 million during the first quarter of 2006 as a result of an evaluation of the remaining run off contracts at Scandinavian Re.

White Mountains Re recognized fee income of $11 million from Olympus and Helicon for the first nine months of 2006, $8 million of which was recorded as other revenues, compared to $50 million of fee income from Olympus for the first nine months of 2005, $25 million of which was recorded as other revenues. The decrease in fee income was primarily the result of a reduction in amounts ceded to Olympus and Helicon in the first nine months of 2006 versus the first nine months of 2005. In addition, during the first nine months of 2006, Folksamerica Holdings waived $8 million of override commission due from Olympus in accordance with the Indemnity Agreement. Other revenues for the nine months ended September 30, 2006 also included a $14 million gain from the sale of Sirius America and $12 million of realized foreign exchange gains. For the nine months ended September 30, 2005, other revenue also included a $5 million gain from the sale of California Indemnity Insurance Company, a wholly owned subsidiary of White Mountains Re.

Olympus Indemnity Agreement.  In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.  This was mostly on Folksamerica Re off-shore energy and marine exposures attributable to retrocessional arrangements and business interruption coverage. As a result, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits.  Starting January 1, 2006, Folksamerica Re non-renewed its off-shore energy and marine excess business in the Gulf of Mexico.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus, $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2206 was ceded to  Olympus.  However, White Mountains Re entered into the Indemnity Agreement on June 16, 2006, under which it agreed to reimburse Olympus for up to $137 million of these losses, which was recorded as loss and LAE expense during the second quarter of 2006.  Folksamerica Holdings also waived override commissions on premiums earned by Olympus after March 31, 2006 for reinsurance contracts with an effective date of December 31, 2005 and prior.  White Mountains Re expects that the commission waivers will total approximately $10 million.  In addition, Olympus agreed, at Folksamerica Re’s option, to continue the quota share treaty with Folksamerica Re through the end of 2007. Olympus will continue to be responsible to pay losses on exposures that have been ceded to it and will continue to receive cessions from Folksamerica Re under the 2006 quota share agreement.

Esurance

Financial results and GAAP ratios for Esurance for the three and nine months ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2006	2006	2005
Gross written premiums	$165.3	$100.7	$438.8	$255.4
Net written premiums	$164.4	$99.8	$436.0	$253.4

Earned insurance and reinsurance premiums	$140.5	$81.8	$371.5	$213.0
Net investment income	5.2	2.3	13.6	6.5
Net realized gains on investments	3.5	1.1	7.0	3.3
Other revenue	1.8	.8	5.7	2.3
Total revenues	151.0	86.0	397.8	225.1
Loss and LAE	100.5	54.6	265.6	141.5
Insurance and reinsurance acquisition expenses	34.5	27.9	95.8	62.0
Other underwriting expenses	13.5	9.9	35.9	25.0
General and administrative expenses	.1	.1	.1	—
Total expenses	148.6	92.5	397.4	228.5
Pre-tax income (loss)	$2.4	$(6.5)	$.4	$(3.4)
GAAP ratios:
Loss and LAE	72%	67%	72%	66%
Expenses	34%	46%	35%	41%
Total Combined	106%	113%	107%	107%

Esurance’s pre-tax income for the third quarter of 2006 was $2 million, compared to a pre-tax loss of $7 million in the third quarter of 2005.  For the nine months ended September 30, 2006, Esurance recorded break-even results, compared to a pre-tax loss of $3 million for the comparable period of 2005.  Net written premiums for the three and nine months ended September 30, 2006 were $164 million and $436 million, respectively, an increase of 65% and 72% from the comparable prior year periods.  As of September 30, 2006, Esurance’s in-force policy count was 336,000 policies, a 75% increase over September 30, 2005.  Significant growth in premium volume and policies resulted from Esurance’s continued expansion into national advertising, together with ongoing marketing through other offline, online, direct mail, and online agency channels.

Esurance’s combined ratio of 106% for the three months ended September 30, 2006 was seven points lower than in the comparable period in the prior year.  The third quarter loss and LAE ratio increased to 72%, from 67% in the third quarter of 2005, due principally to selective rate decreases.  In addition, the loss and LAE ratio from the prior year quarter benefitted from two points of favorable loss reserve development.  The loss and LAE ratio increase was more than offset by a twelve point decline in the expense ratio, from 46% to 34%.  The expense ratio improvement was driven by a reduction in both policy acquisition costs and operating expense ratios.  The quarter’s expense ratio also improved due lower expenses in the third quarter of 2006 as a result of costs recognized in the third quarter of 2005 associated with the establishment of a long-term incentive plan retroactive to January 2005. For the nine months ended September 2006, the combined ratio of 107% was consistent with the comparable prior year period.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, the International American Group and White Mountains’ investments in warrants of Montpelier Re and Symetra. White Mountains’ capital raising and capital allocation activities are principally conducted through its holding companies. In this regard, the results of its Other Operations segment primarily relate to financing activities, gains and losses recognized from the purchase and sale of certain of the Company’s subsidiaries, the results of White Mountains’ weather risk management and variable annuity reinsurance businesses, changes in value of the Company’s investments in Montpelier Re and warrants of Symetra and other assets and general and administrative expenses incurred at the holding company level.

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Gross written premiums	$—	$—	$—	$1.8
Net written premiums	$—	$—	$—	$1.8

Earned insurance and reinsurance premiums	$—	$—	$—	$1.8
Net investment income	9.3	13.6	23.3	79.6
Net realized investment gains (losses)	25.6	(53.6)	49.9	(61.1)
Other revenue	21.1	21.4	64.8	103.5
Total revenues	56.0	(18.6)	138.0	123.8
Loss and LAE	2.5	.6	1.7	2.3
Insurance and reinsurance acquisition expenses	—	—	—	.1
Other underwriting expenses	.5	.4	1.4	1.3
General and administrative expenses	45.2	38.3	101.1	122.2
Accretion of fair value adjustment to loss and LAE reserves	—	—	—	—
Interest expense—debt	.5	—	.5	—
Total expenses	48.7	39.3	104.7	125.9
Pre-tax income (loss)	$7.3	$(57.9)	$33.3	$(2.1)

Other Operations Results—Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

White Mountains’ Other Operations pre-tax income for the third quarter of 2006 was $7 million, compared to pre-tax loss of $58 million for the third quarter of 2005.  The increase was primarily attributable an $83 million increase realized gains from the Montpelier Re investment (a $22 million realized gain in the 2006 quarter versus a $61 million realized loss in the 2005 quarter), partially offset by higher general and administrative expenses from increased incentive compensation accruals in the third quarter of 2006 compared to the third quarter of last year.

Other Operations Results — Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

White Mountains’ Other Operations pre-tax income for the first nine months of 2006 was $33 million, compared to pre-tax loss of $2 million for the first nine months of 2005. In addition to the items mentioned above, the increase was primarily attributable a $91 million increase realized gains from the Montpelier Re investment (a $15 million realized gain in the 2006 period versus a $76 million realized loss in the 2005 period). Other Operations pre-tax income for the first nine months of 2005 also benefitted from the aforementioned special dividend from Montpelier Re, $39 million of which was reported in this segment. In addition, a gain of $8 million was recorded in other revenues during the first nine months of 2006, compared to $26 million of gains the first nine months of 2005 from the settlement of lawsuits in which White Mountains was a plaintiff.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of September 30, 2006 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years at September 30, 2006 including short-term investments, to achieve an adequate after-tax total return.

White Mountains’ equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using bottom-up, value discipline.  Preservation of capital is of the utmost importance. Using a value orientation, White Mountains invests in relatively concentrated positions in the United States and other developed markets.

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.

The following table presents the composition of White Mountains’ investment portfolio as of September 30, 2006 and December 31, 2005:

	As of September 30 2006,		As of December 31, 2005
Millions	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$7,089.2	72.0%	$7,582.7	76.9%
Short-term investments	1,222.8	12.4	727.8	7.4
Common equity securities	1,042.0	10.6	967.8	9.8
Other investments	498.0	5.1	588.1	6.0
Total investments	$9,852.0	100.0%	$9,866.4	100.0%

Investment Returns

A summary of White Mountains’ consolidated pre-tax investment results for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Net investment income	$108.7	$110.8	$311.6	$389.3
Net realized investment gains	67.8	18.9	202.8	119.3
Net unrealized investment gains (losses)	85.2	(133.2)	9.4	(250.9)
Total GAAP pre-tax investment results	$261.7	$(3.5)	$523.8	$257.7

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fixed maturity investments	2.4%	0.0%	4.2%	1.6%
Short-term investments	1.4	1.3	3.5	3.5
Total fixed income	2.3	.1	4.2	1.8
Lehman U.S. Aggregate Index	3.8	(.7)	3.1	1.8

Common stock	4.1	.6	13.7	12.3
Other investments	6.3	(3.2)	9.3	(3.2)
Total equities	4.8	(.7)	12.2	7.1
S&P 500 Index (total return)	5.7	3.6	8.5	2.8

Total consolidated portfolio	2.7%	0.0%	5.4%	2.6%

Investment Returns—Three months ended September 30, 2006 versus three months ended September 30, 2005

White Mountains' total pre-tax investment result was $262 million, a return of 2.7%, for the third quarter of 2006 versus ($3.5) million for the third quarter of 2005.  White Mountains' fixed income portfolio returned 2.3% during the third quarter of 2006 versus 0.1% during the third quarter of 2005, primarily due to the effects of a decreasing interest rate environment during the third quarter of 2006, as opposed to an increase in interest rates during the 2005 period.  White Mountains' equity portfolio returned 4.8% during the third quarter of 2006 versus (0.7%) during the third quarter of 2005. The equity return in the third quarter of 2005 was adversely impacted by 9.2 percentage points due to a decline in the Montpelier Re investment.

Net investment income was relatively flat quarter over quarter, while net realized gains increased by $49 million from $19 million in the third quarter of 2005, primarily due to a $10 million realized gain from the Montpelier Re warrants in the third quarter of 2006, compared to a $61 million realized loss on the warrants in the third quarter last year. Net unrealized gains on investments was $85 million during the third quarter of 2006, compared to $133 million in net unrealized losses during the third quarter of 2005, primarily due to the effect of interest rate movements, as described above.  In addition, the third quarter of 2005 included a $60 million pre-tax unrealized loss from the Montpelier Re common stock investment.

Investment Returns—Nine months ended September 30, 2006 versus nine months ended September 30, 2005

White Mountains' total pre-tax investment result was $524 million, a return of 5.4% for the first nine months of 2006 versus $258 million, a return of 2.6%, for the first nine months of 2005. White Mountains' fixed income portfolio returned 4.2% during the nine months ended September 30, 2006 versus 1.8% during the nine months ended September 30, 2005.  The higher return in the first nine months of 2006 was primarily due to a smaller increase in market interest rates compared to first nine months of 2005.  In addition, the weakening of the U.S. dollar during 2006 reversed a trend from 2005 and produced unrealized currency exchange gains in White Mountains' foreign denominated fixed maturity securities portfolio.  White Mountains' equity portfolio returned 12.2% during the nine months ended September 30, 2006 versus 7.1% during the nine months ended September 30, 2005.  The equity return in the first nine months of 2005 was adversely impacted by 7.6 percentage points due to the decline in the Montpelier Re investment.

Net investment income of $312 million during the first nine months of 2006 decreased 20% from $389 million during the same period of 2005, principally due to the receipt of a $74 million special dividend on the Montpelier investment during the 2005 period. Net realized investment gains of $203 million during the first nine months of 2006 increased by 70% from $119 million during the same period of 2005, primarily due to an $85 million increase in realized gains from the Montpelier Re investment (a $9 million realized gain in the 2006 period versus a $76 million realized loss in the 2005 period).  Net unrealized gains on investments of $9 million during the first nine months of 2006 improved from pre-tax unrealized losses of $251 million during the 2005, primarily due to the effect of interest rate movements, as described above. In addition, the 2005 period included an $83 million pre-tax unrealized loss from the Montpelier Re common stock investment.

Montpelier Investment

The following table details the book value effect of White Mountains’ total investment in Montpelier Re for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2006	2005	2006	2005
Net investment income, pre-tax	$1.0	$4.9	$3.0	$88.7
Net realized investment gains (losses), pre-tax	15.8	(60.9)	8.9	(75.9)
Total revenues, pre-tax	16.8	(56.0)	11.9	12.8
Taxes on net investment income and net realized investment losses	.4	7.6	1.0	(10.4)
Total revenues, after-tax	17.2	(48.4)	12.9	2.4
Change in net unrealized investment gains, after-tax	7.3	(38.8)	.8	(54.2)
Net after-tax change in book value from Montpelier Re investment	$24.5	$(87.2)	$13.7	$(51.8)

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

In the fourth quarter of 2005, Montpelier Re reduced its normal quarterly dividend from 36 cents per share to 7.5 cents per share. As a result, White Mountains recorded $1 million in dividends on its Montpelier Re investment during the third quarter of 2006 and $3 million during the nine months ended September 30, 2006, compared to $5 million in the third quarter of 2005 and $15 million during the nine months ended September 30, 2005 (excluding the $74 million special dividend).

White Mountains recorded investment gains of $10 million and $3 million for the three and nine months ended September 30, 2006, and investment losses of $61 million and $76 million for the three and nine months ended September 30, 2005 related to its Montpelier Re warrants. In addition, during the third quarter of 2006, White Mountains sold 5.4 million shares of its common stock investment in Montpelier Re, for proceeds of $104 million, resulting in a realized gain of $6 million.

Impairment

See Note 5 — Investments of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income.  In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not.  Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products.  In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products.  As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise.  Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years).  For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market.  If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders.  GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business.   Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance.  In addition, this measure is typically the predominant component of growth in fully converted tangible book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans.  The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 34.

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

Total capital at White Mountains is comprised of common shareholders’ equity, debt and preferred stock subject to mandatory redemption. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 52.

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

During the first nine months of 2006, OneBeacon paid $90 million of dividends to Fund American in cash and securities, $32 million of which was in cash.

White Mountains Re:

Based on December 31, 2005 statutory surplus of $1.1 billion, Folksamerica Re would have had the ability to pay approximately $107 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of September 30, 2006, Folksamerica Re had $17 million of negative earned surplus.  Folksamerica Re cannot pay any dividends until it has positive earned surplus.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below).

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize group taxes.  During the first quarter of 2006, Sirius International paid approximately $49 million of pre-tax income to its parent company related to its 2005 group contribution.

WMU has the ability to distribute its 2006 earnings without restriction. During the first nine months of 2006, WMU paid $14 million of cash dividends to its immediate parent.

In addition, during the first nine months of 2006, White Mountains Re paid $35 million of dividends to its immediate parent.

Esurance:

Based on 2005 year-end statutory surplus, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $5 million of dividends during 2006 without prior approval of regulatory authorities, subject to the availability of unassigned funds. Esurance did not pay any cash dividends during the first nine months of 2006.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve.  Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity.  Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years.  As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.  Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($282 million at September 30, 2006) is included in solvency capital.

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

The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
($ in millions)	2006	2005
Total investments	$9,852.0	$9,866.4
Cash	210.3	187.7
Investment in unconsolidated affiliates	529.1	479.7
Equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio	4.1	(24.2)
Accounts receivable on unsettled investment sales	354.1	21.7
Accounts payable on unsettled investment purchases	(303.5)	(43.4)
Interest-bearing funds held by ceding companies (1)	281.2	293.9
Interest-bearing funds held under reinsurance treaties (2)	(93.1)	(100.6)
Net investment assets	$10,834.2	$10,681.2

Total common shareholders’ equity	$4,118.7	$3,833.2
Debt	794.2	779.1
Preferred stock subject to mandatory redemption	254.5	234.0
Total capital	$5,167.4	$4,846.3
Unamortized goodwill of consolidated limited partnerships	(25.8)	(24.4)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	4.1	(24.2)
Total tangible capital	$5,145.7	$4,797.7

Insurance float	$5,688.5	$5,883.5

Insurance float as a multiple of total tangible capital	1.1x	1.2x
Net investment assets as a multiple of total tangible capital	2.1x	2.2x

Insurance float as a multiple of common shareholders’ equity	1.4x	1.5x
Net investment assets as a multiple of common shareholders’ equity	2.6x	2.8x

(1)             Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(2)             Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has generated significant float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations and positive cash flows from investing as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2006 and December 31, 2005:

($ in millions)	September 30, 2006	December 31, 2005
Senior Notes, carrying value	$698.7	$698.5
Bank Facility	—	—
Other debt of operating subsidiaries	95.5	80.6
Total debt	794.2	779.1

Preferred stock subject to mandatory redemption	254.5	234.0
Total common shareholders’ equity	4,118.7	3,833.2
Total capital	5,167.4	4,846.3
Unamortized goodwill	(25.8)	(24.4)
Equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio	4.1	(24.2)
Total tangible capital	$5,145.7	$4,797.7

Senior Notes to total tangible capital	14%	15%
Total debt to total tangible capital	15%	16%
Total debt and preferred stock to total tangible capital	20%	21%

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

Fund American and the Company are both permitted borrowers under a $400 million revolving credit facility (the “Bank Facility”), which matures in August 2009.  As of September 30, 2006, White Mountains did not have a balance outstanding under the Bank Facility.  As of September 30, 2006, White Mountains was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

During the third quarter of 2006, OneBeacon Ltd. filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of up to 20 million of its common shares at an anticipated offering price between $24.00 and $26.00 per share. The Offering represents 20% of the total common shares of OneBeacon Ltd. before an option for the underwriters to purchase an additional 3 million shares.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the nine months ended September 30, 2006 and 2005 follows:

For the nine months ended September 30, 2006

Financing and Other Capital Activities

During the first nine months of 2006, White Mountains declared and paid cash dividends of $65 million and $23 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the nine months ended September 30, 2006, OneBeacon declared and paid dividends of $90 million in cash and securities to Fund American. Also during the nine months ended September 30, 2006, White Mountains Re paid $35 million of dividends to its immediate parent.

During the nine months ended September 30, 2006, White Mountains borrowed and repaid $50 million under its existing Bank Facility and OneBeacon drew an additional $15 million under its existing real estate construction loan.

Acquisitions and Dispositions

On August 3, 2006, White Mountains Re sold one of its subsidiaries, Sirius America, to an investor group for $139 million in cash.  As part of the transaction, White Mountains acquired an equity interest of approximately 17% in the acquiring entity by investing $32 million into the investor group.

On September 29, 2006, OneBeacon transferred certain assets and the right to renew existing policies of its Agri division to QBE for $32 million in cash.

Other Liquidity and Capital Resource Activities

During the third quarter of 2006, White Mountains sold 5.4 million shares of its common stock investment in Montpelier Re for proceeds of $104 million in cash.

During the first nine months of 2006, the Company issued a total of 830 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.1 million in connection with these Option exercises.

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

During the 2005 third quarter, White Mountains Re sold one of its subsidiaries, CIIC, to a third party for a total of $19.8 million, $19.3 million of which was paid in cash.

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

•      incurred losses and the adequacy of its loss and LAE reserves and related reinsurance;

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•      the risks associated with Item 1A of the Company’s 2005 Annual Report on Form 10-K and second quarter 2006 Form 10-Q;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2005 Annual Report on Form 10-K and in particular Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk”. As of September 30, 2006, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report, except as described below.

Weather Risk

Weather derivatives, which can be structured as either swaps or options, are typically purchased by corporations and governments exposed to volatility in earnings due to variable weather.  Weather derivatives are products with financial settlements linked to an underlying index that measures a quantifiable weather element such as temperature, precipitation, snowfall and windspeed, typically over the course of a six-month summer or winter season.  Galileo manages its exposure to weather and market risks based on guidelines established by senior management. Galileo manages its weather portfolio through the employment of a variety of strategies. These strategies include geographical and directional diversification of risk exposures and economic hedging within the over-the-counter and exchange traded derivative markets. Risk management is undertaken on a product portfolio-wide basis, to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

Galileo uses value-at-risk (“VaR”) analysis to monitor the risks associated with its weather derivative contracts.  VaR is a tool that measures the potential loss that could occur over a defined period of time, calculated at a given statistical confidence level.  Galileo’s portfolio VaR analyses are calculated using a Monte Carlo simulation model that uses historical weather data, actual weather data since each contract’s inception, forecasted weather conditions and prevailing market rates as inputs.  Galileo performs a VaR analysis for each of its portfolios using both a seasonal and 20-day holding period.  The average, low and high of amounts produced by Galileo’s 20 day VaR analyses performed during the period ended September 30, 2006, calculated at a 99% confidence level, were approximately $2 million, zero, and $3 million, respectively.  White Mountains did not offer weather risk management products prior to 2006.

Variable Annuity Guarantees

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan, commencing September 1, 2006. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At September 30, 2006, the total liability for the reinsured variable annuity guarantees was $(3.8) million.

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At September 30, 2006, the fair value of these derivative instruments was $13.0 million and had an inception to date loss of $3.9 million.

White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. At September 30, 2006, White Mountains’ modeled net exposure to a 10% change in each of these factors were as follows:

	($ in millions)
Change	Equity Markets	Interest Rates	Foreign Exchange Rates Against the Japanese Yen
+ 10 Percent	$(0.7)	$0.4	$(3.2)
- 10 Percent	(1.6)	(0.6)	(4.6)

White Mountains also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While White Mountains actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in economic hedge ineffectiveness.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2006.

Part II.                      OTHER INFORMATION

Item 1.        Legal Proceedings.

OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement.  Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement.  Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE.  The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $65 million.  Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon.  As of December 31, 2005, OneBeacon has recorded in its loss and LAE reserves an estimate of  ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute, the ULAE Arbitration. The parties are in the process of selecting an arbitrator panel and the dates for the arbitration hearings have not been scheduled.

In September 2006, OneBeacon initiated a reinsurance arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to reinsurance premiums, ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE arbitration. The parties are in the process of selecting an arbitration panel and the dates for the arbitration hearing have not yet been scheduled.

OneBeacon Insurance Group LLC and OneBeacon Insurance Company “(OBIC”) also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Pennsylvania Court of Common Pleas for Philadelphia County, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing has been scheduled to commence in November 2006.

OneBeacon believes that its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all related disputes with Liberty Mutual.

Refer to the Company’s 2005 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 1A.     Risk Factors

Except as disclosed in the Company’s Form 10-Q for the period ended June 30, 2006, there have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

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

*                    Not included as an exhibit as the information is contained elsewhere within this report. See Note 6 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: November 2, 2006	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer