Form 10-K
period 2006-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2007-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 South Main Street
Hanover, New Hampshire	03755-2053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 640-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00	New York Stock Exchange
per share	Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2006, was $3,025,848,367.

As of February 28, 2007, 10,833,788 common shares, par value of $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 24, 2007 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1. Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), a Bermuda-based company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). In connection with the OneBeacon Offering, White Mountains undertook an internal reorganization (the “Reorganization”) and formed OneBeacon Ltd. for the purpose of holding certain of its property and casualty insurance businesses. As a result of the Reorganization, certain of White Mountains’ businesses that have been historically reported as part of its Other Operations segment are now owned by OneBeacon Ltd., and accordingly have been included in the OneBeacon segment for all periods presented in this report. In addition, certain other businesses of White Mountains that had been historically reported as part of its OneBeacon segment and which were not held by OneBeacon Ltd. following the OneBeacon Offering are included in the Other Operations segment for all periods presented in this report.

The White Mountains Re segment consists of White Mountains Re Group, Ltd., a Bermuda-based company, and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its immediate parent, Folksamerica Holding Company (“FHC”), “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”). On April 16, 2004, White Mountains acquired Sirius Insurance Holdings Sweden AB and its subsidiaries (“Sirius”) (the “Sirius Acquisition”). The principal companies acquired were Sirius International, Sirius America Insurance Company (“Sirius America”), which provides primary insurance programs in the United States, and Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002. White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”). On August 3, 2006, White Mountains Re sold Sirius America to an investor group. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. (“Delos”), and accounts for Delos on the equity method within its Other Operations segment.

The Esurance segment consists of Esurance Holdings Ltd., a Bermuda-based company, and certain of its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since October 2000, sells personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in the other segments. The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of Montpelier Re Holdings, Ltd. (“Montpelier Re”), warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and common and preferred shares of Delos.

White Mountains’ Operating Principles

White Mountains strives to operate within the spirit of four operating principles. These are:

Underwriting Comes First. An insurance enterprise must respect the fundamentals of insurance. There must be a realistic expectation of underwriting profit on all business written, and demonstrated fulfillment of that expectation overtime, with focused attention to the loss ratio and to all the professional insurance disciplines of pricing, underwriting and claims management.

Maintain a Disciplined Balance Sheet. The first concern here is that insurance liabilities must always be fully recognized. Loss reserves and expense reserves must be solid before any other aspect of the business can be solid. Pricing, marketing and underwriting all depend on informed judgment of ultimate loss costs and that can be managed effectively only with a disciplined balance sheet.

Invest for Total Return. Historical insurance accounting has tended to hide unrealized gains and losses in the investment portfolio and over-reward reported investment income (interest and dividends). Regardless of the accounting, White Mountains must invest for the best growth in after-tax value overtime. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.

Think Like Owners. Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

OneBeacon, whose United States headquarters is in Canton, Massachusetts, is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, OneBeacon has been operating for more than 175 years and has many long-standing relationships with independent agencies, which is its primary distribution channel. At December31, 2006 and 2005, OneBeacon had $9.9 billion and $9.8 billion of total assets, respectively, and shareholder’s equity of $1.8 billion and $1.3 billion, respectively. As a result of the OneBeacon Offering, White Mountains recorded $491 million of minority interest related to its ownership in OneBeacon as of December 31, 2006. OneBeacon wrote approximately $2.0 billion and $2.1 billion in net written premiums in 2006 and 2005, respectively. OneBeacon’s principal operating insurance subsidiaries are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A” (Strong, the sixth highest of twenty-one ratings) by Standard & Poor’s, rating agencies that specialize in the insurance and reinsurance industry.

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

Lines of Business

OneBeacon’s business is managed through three major underwriting units: specialty lines, commercial lines and personal lines. OneBeacon’s specialty lines businesses are national in scope, while its commercial and personal lines businesses have been concentrated primarily in the Northeastern United States.

Beginning in the fourth quarter of 2006, OneBeacon includes OneBeacon Specialty Property (“OBSP”) within its commercial lines underwriting unit and AutoOne Insurance (“AutoOne”) within its personal lines underwriting unit. Both OBSP and AutoOne were formerly reported in its specialty lines underwriting unit. The reporting change was undertaken to better align the reported results of OneBeacon’s underwriting units with the product and management structure of its underwriting units. Prior periods have been reclassified to conform to current year presentation.

For the twelve months ended December 31, 2006, 2005 and 2004, OneBeacon’s net written premiums by line of business were as follows:

Net written premiums by line of business	Year Ended December 31,
Millions	2006	2005	2004
Specialty	$437.6	$548.8	$565.7
Personal	800.6	910.2	1,063.3
Commercial	718.3	654.4	826.8
Other(1)	1.1	7.7	3.3
Total	$1,957.6	$2,121.1	$2,459.1

(1)     Includes business in run-off.

                           Specialty lines

OneBeacon’s specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. OneBeacon provides distinct products and offers tailored coverages and services, managed by teams of market specialists.

OneBeacon’s specialty businesses currently include:

•                  OneBeacon Professional Partners (“OBPP”): Formed in 2002, OBPP is a provider of specialty liability products primarily focused on the health-care industry. Additional products include media liability and lawyers’ professional liability insurance. OBPP’s health-care products include hospital professional liability, or HPL, HMO reinsurance, providers excess insurance and managed care errors and omissions, or MCE&O. These products protect against claims arising from direct patient treatment, such as diagnoses, rendering opinions or referrals, and coverage for professional committee activities. In 2005, OBPP broadened its capabilities through two acquisitions and the formation of a new business. First Media Insurance Specialists, Inc. was acquired to distribute OBPP’s new product line of primary and excess media liability coverages targeting small-to-midsized media companies (that include publishers, broadcasters and authors). OBPP also acquired the renewal rights to the HPL and MCE&O business of Chubb Specialty Insurance. Additional net written premiums from both transactions totaled $38 million in 2006. In November 2005, OBPP began offering lawyers’ professional liability coverage targeting law firms employing fewer than 150 attorneys.

•                  International Marine Underwriters (“IMU”): A leading provider of marine insurance, this business traces its roots back to the early 1900s. The IMU acquisition from Crum & Forster in the early 1990s doubled the company’s book of marine business. IMU coverages include physical damage or loss, and general liability for cargo and commercial hull, both at primary and excess levels, marinas, including a “package” product (comprehensive property and liability coverage), and yachts (the offerings for which were strengthened by IMU’s October 2006 acquisition of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency). IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

•                  A.W.G. Dewar (“Dewar”): A provider of tuition reimbursement insurance since 1930, Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100 percent of tuition, room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

•                  Community Banking Professional Liability (“CBPL”): Formed in November 2005, this group provides professional liability coverages for community banks with assets of $3 billion or less. Its full array of management and professional liability coverages includes employment practices liability, fiduciary liability, lender’s liability, bankers professional liability, trust errors and omissions, and directors and officers liability. This group also offers community banking customers access to commercial package products, thereby providing comprehensive insurance solutions to this customer group. CBPL is augmented by strategically positioned underwriting specialists in other markets (such as the Northeast and the Midwest).

•                  Specialty Accident and Health (“A&H”): Formed in November 2006, this group provides accident insurance coverages to large employers (generally Fortune 1000) on a group basis. The full array of anticipated product coverages include corporate accident, travel accident and occupational accident coverage primarily targeted to the trucking industry. This group conducts business through independent agents and brokers and will selectively market directly to customers.

OneBeacon offered additional rural and farm related products through National Farmers Union Property and Casualty Company (“NFU”) until its sale on September 30, 2005 and commercial farm and ranch and commercial agricultural products through its Agri division until the sale of the renewal rights of its policies on September 29, 2006.

For the twelve months ended December 31, 2006, 2005 and 2004, OneBeacon’s specialty lines net written premiums were as follows:

Specialty lines net written premiums	Year Ended December 31,
Millions	2006	2005	2004
OBPP	$179.3	$149.5	$119.5
IMU	139.9	133.6	136.5
Dewar, CBPL and A&H	53.7	49.2	47.6
Total on-going specialty lines	372.9	332.3	303.6
NFU(1)	—	132.5	178.5
Agri(1)	64.7	84.0	83.6
Total specialty lines	$437.6	$548.8	$565.7

(1)     OneBeacon sold NFU on September 30, 2005 and sold the renewal rights to its Agri division policies on September 29, 2006.

Commercial lines

OneBeacon provides insurance solutions for middle market and small businesses through products that target particular industry groups with customized coverages and services. In late 2004, OneBeacon’s commercial lines underwriting unit was separated into middle-market and small business divisions to enable a specialized focus in each market and to recognize the difference in product needs, customers and service requirements.

OneBeacon’s middle market accounts typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase “package” policies (combination policies offering property and liability coverage). OneBeacon targets 13 distinct customer groups including technology, financial institutions, professional services, wholesalers, metalworkers and commercial real estate, among others. OneBeacon also provides some standard commercial business that is not targeted to a specific industry group. By partnering with its specialty lines businesses, OneBeacon’s middle market commercial lines business can deliver a seamless, comprehensive insurance solution. OneBeacon has also formed strategic partnerships with specialized insurance agencies to offer OneBeacon coverage to targeted customer groups such as technology companies and community banks.

Included in the middle market division of OneBeacon is OBSP. Formed in 2004, OBSP provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. Its excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

OneBeacon also markets package, auto, workers compensation and umbrella coverage to small businesses, which typically generate annualized premiums ranging from $500 to $25,000. OneBeacon targets 14 industry groups as well as some association and group businesses that provide a highly competitive solution for select agents. OneBeacon’s small-business growth strategy is to target insurance networks of typically suburban and rural agents that represent a strong customer base in those areas. OneBeacon’s proprietary web platform has expedited underwriting at the point of sale, which has enabled growth in new territories while limiting the need for much incremental infrastructure. In the first quarter of 2006, OneBeacon introduced a small business service center to handle customer administration for enrolled agents.

OneBeacon’s commercial lines products include:

•      Multi-peril: consists of a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability insurance and commercial property insurance.

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

•      Property: covers losses to a business’ premises, inventory and equipment as a result of weather, fire, theft and other causes.

•      Excess and surplus property: provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention.

•      Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector’s value.

•      Package: consists of combination policies offering property and liability coverage.

For the years ended December 31, 2006, 2005 and 2004, commercial lines net written premiums were as follows:

Commercial lines net written premiums	Year Ended December 31,
Millions	2006	2005	2004
Middle market excluding OBSP	$564.8	$531.6	$699.3
OBSP	51.2	43.6	19.7
Total middle market	616.0	575.2	719.0
Small business	102.3	79.2	107.8
Total commercial lines	$718.3	$654.4	$826.8

                           Personal lines

OneBeacon’s personal lines underwriting unit provides homeowners insurance, segmented private passenger automobile and package policies (package products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages) sold through select independent agents.

In 2004, OneBeacon created a highly segmented product suite, called OneChoice, under which it is able to offer the appropriate risk-adjusted product and pricing to its customers. OneChoice is a multi-tiered product suite that enables OneBeacon to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of its customers and increase OneBeacon’s penetration in existing and new markets. OneBeacon regularly refines its product features and rating plans to optimize target market production. OneBeacon offers an integrated web-based platform available either through its dedicated agent portal or through real-time comparative rating engines.

Within OneBeacon’s personal lines underwriting unit, OneBeacon also provides management services for a fee to three reciprocal insurance exchanges (“reciprocals”) that OneBeacon has created and capitalized by lending the reciprocals money in exchange for surplus notes. Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. As required by GAAP, White Mountains’ consolidated financial statements reflect the consolidation of these reciprocals (See Note 15 - “Variable Interest Entities”).

In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company, (collectively, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. During 2004, OneBeacon formed Houston General Insurance Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. Houston General Insurance Exchange commenced writing business in Arizona, South Carolina and Texas in November 2005, June 2006 and October 2006, respectively, using the full suite of OneChoice products (auto, home and package). In 2006, Adirondack AIF, LLC, a wholly owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange, which was approved to write business in New York. OneBeacon has no ownership interest in New Jersey Skylands Insurance, Houston General Insurance Exchange or Adirondack Insurance Exchange.

OneBeacon’s personal lines products include:

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

•        Package: consists of customized combination policies offering home and automobile coverage with optional umbrella and boatowners coverage.

OneBeacon’s personal lines underwriting unit also includes AutoOne. Formed in 2001, AutoOne is a market leader in “assigned risk” business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by transferring their assignments to another insurer or by utilizing various “credits” (i.e. take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assigned Distribution, or LAD, and Commercial Limited Assigned Distribution, or CLAD, and credit programs to insurance carriers. While AutoOne was able to expand its product offerings to an additional 12 states in the first quarter of 2006, its overall volume of business is shrinking due to an expanding voluntary market in New York and New Jersey, where the majority of AutoOne’s assigned risk business is generated. AutoOne now provides 28 LAD and CLAD programs in 22 states where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

AutoOne also writes “voluntary take-out business” (policies “taken out” of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it manages for its clients and from select insurance brokers that replace their clients assigned risk policy with an AutoOne policy. AutoOne receives credits for all policies taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations, or to sell to other carriers that can use the credits to reduce their own quota obligations. In 2006, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers or used internally to reduce OneBeacon’s own assigned risk quota obligation.

For the years ended December 31, 2006, 2005 and 2004, personal lines net written premiums were as follows:

Personal lines net written premiums	Year Ended December 31,
Millions	2006	2005	2004
Traditional excluding reciprocals	$492.7	$618.8	$724.7
Reciprocals	93.2	43.5	75.5
Traditional personal lines	585.9	662.3	800.2
AutoOne	222.6	248.8	275.3
Other(1)	(7.9)	(.9)	(12.2)
Total personal lines	$800.6	$910.2	$1,063.3

(1)     Represents elimination between traditional personal lines and AutoOne.

Geographic Concentration

OneBeacon’s net written premiums are derived solely from business produced in the United States. Business from specialty, personal and commercial lines was produced in the following states:

	Year Ended December 31,
Specialty, personal and commercial net written premiums by state	2006	2005	2004
New York	27%	27%	30%
Massachusetts	17	17	17
California	9	7	8
New Jersey	8	9	9
Maine	6	6	6
Connecticut	5	5	5
Other(1)	28	29	25
Total	100%	100%	100%

(1)             No individual state is greater than 3% of specialty, personal and commercial net written premiums for the years ended December 31, 2006, 2005 and 2004.

Marketing

OneBeacon offers its products through a network comprised of independent insurance agents, regional and national brokers and wholesalers. OneBeacon’s distribution relationships consist of approximately 2,800 select agencies and brokers. No agency or broker produced more than 3% of OneBeacon’s direct written premiums during 2006.

OneBeacon’s specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through nine branch locations throughout the United States. Its products are distributed through a network of select agents that specialize in marine business. Dewar’s affiliate, A.W.G. Dewar Agency, is headquartered in Quincy, Massachusetts and distributes tuition refund products to independent schools and colleges throughout North America.

OneBeacon distributes its commercial and personal lines products through select independent insurance agents, except for products sold by OBSP and AutoOne. OBSP’s excess property solutions are provided primarily through surplus lines wholesalers. In New York, AutoOne generates take-out credits by writing policies through select insurance brokers that were previously in the New York Automobile Insurance Plan, or NYAIP, and sells these credits to insurance companies subject to NYAIP assignments. AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions.

OneBeacon protects the integrity of its franchise value by selectively appointing agents in those areas where it conducts business. OneBeacon believes that independent insurance agents provide more complete assessments of clients’ needs, which results in more appropriate coverages and prudent risk management. OneBeacon also believes that independent agents will continue to be a significant force in overall industry premium production as well as facilitate the cross-selling of specialty, commercial and personal business products.

OneBeacon’s top performing agencies have been designated as Lighthouse Partners, a program designed to strengthen these priority relationships and build those books of business. This program was introduced in the second quarter of 2006 and provides enhanced benefits such as priority handling of accounts, access to OneBeacon’s entire franchise of products, preferred profit-sharing opportunities, and priority access to OneBeacon’s producer development school and co-op advertising. There were 98 agencies with this designation in 2006. These agencies represent fewer than five percent of OneBeacon’s overall agency plant but write approximately 22 percent of OneBeacon’s business and over 25 percent of OneBeacon’s new business. OneBeacon believes that its Lighthouse Partners are the core of its distribution and marketing system and that this deeper mutual commitment will benefit both these agencies and OneBeacon.

Underwriting and Pricing

OneBeacon believes there must be a realistic expectation of attaining an underwriting profit on all the business it writes, as well as a demonstrated fulfillment of that expectation overtime. Adequate pricing is a critical component for achieving an underwriting profit. OneBeacon will underwrite its book with a disciplined approach towards pricing its insurance products and is willing to forgo a business opportunity if it believes that the opportunity is not priced appropriately to the exposure.

Specialization — or a heightened focus on certain customer groups and/or geographies through products, pricing and expertise — is a key driver of OneBeacon’s strategy in specialty lines and is being extended into OneBeacon’s commercial and personal businesses. The proprietary knowledge OneBeacon develops regarding the industry, class and risk characteristics provides it with a competitive edge for its terms and conditions on individual accounts. OneBeacon believes that specialization will result in superior returns as compared to a more “generalist” underwriting approach.

OneBeacon has used tiered rating plans since 2003 in both its commercial and personal lines. Doing so permits it to offer more tailored price quotes to its customers based on underwriting criteria applicable to each tier. As a result, OneBeacon now has the flexibility to renew expiring policies into the appropriate tier rather than being forced to choose to either renew the policy at the same base rate or cancel the policy. The enhanced accuracy and precision of OneBeacon’s rate plans enable it to more confidently price its products to the exposure, and thereby permits its agency partners to deliver solutions to a broader range of customers.

OneBeacon also monitors pricing activity on a weekly basis and regularly measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on surplus and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval, OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition

Property and casualty insurance is highly competitive. In specialty lines, OneBeacon competes with numerous regional and national insurance companies, most notably The Chubb Corporation, American International Group, The St. Paul Travelers Companies and CNA Financial Corporation. In commercial and personal lines, OneBeacon competes with numerous regional and national insurance companies, most notably The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company and Liberty Mutual Insurance Company (“Liberty Mutual”). The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and claims service. OneBeacon’s underwriting principles and dedication to independent agency distribution are unlikely to make it the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, OneBeacon believes that its dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of appraisers, medical specialists, managers, staff attorneys and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail fraud.

Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared service unit manages costs related to both staff and vendors. OneBeacon takes a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of approximately fifty metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against the implementation of an expense containment program that will cost OneBeacon more than it expects to save. As an example, an internal legal bill audit team has contributed to savings by reducing legal invoices submitted by outside counsel.

OneBeacon’s claims department utilizes a claims workstation that records reserves, payments and adjuster activity and assists each claim handler in evaluating bodily injury claims, determining liability and identifying fraud. OneBeacon’s commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under its staff counsel program, OneBeacon’s in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel. In addition, OneBeacon’s internal legal bill audit team has contributed to savings by reducing the amounts paid to outside counsel.

Most of OneBeacon’s claims for run-off operations are handled by in-house adjusters. Calendar year reported claims in OneBeacon’s run-off operations have decreased to 1,700 in 2006 compared to 3,400 in 2005 and 5,900 in 2004, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 202,000 in 2002 and 64,800 in 2003. Total open claims for run-off operations were 7,300 at December 31, 2006 compared to 10,200 at December 31, 2005, a 28% reduction, which reflects the success of OneBeacon’s focus on settling claims from its run-off operations. Total open claims for run-off operations were 14,600 in 2004 and 33,000 in 2003. These numbers included all of the claims that were previously handled by Liberty Mutual as a Third Party Administrator (“TPA”).

In connection with the purchase of OneBeacon by White Mountains in 2001, to help protect against potential asbestos and environmental claims relating to the pre-acquisition period, OneBeacon purchased a reinsurance contract (the “NICO Cover”) from the National Indemnity Company (“NICO”). See the discussion in the “Reinsurance Protection” section below. NICO has retained a TPA, Resolute New England (“Resolute”, formerly Cavell USA), to manage the claims processing for asbestos and environmental claims reinsured under the NICO Cover. OneBeacon’s claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel perform claim audits on Resolute to ensure their controls, processes and settlements are appropriate. For more information regarding OneBeacon’s A&E exposures, see the “Asbestos and Environmental Reserves” discussion included in “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

On December 22, 2005, the United States government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act, originally enacted on November 26, 2002, established a Federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The law limits the industry’s aggregate liability by requiring the Federal government to share 85% of certified losses in 2007 once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $162 million in 2007. The aggregate industry retention level is $27.5 billion in 2007. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2007 up to a total of $100 billion.

The catastrophe reinsurance protection that OneBeacon currently has obtained provides coverage for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the “Reinsurance Protection” section below for a further description of OneBeacon’s catastrophe program.

OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon’s strategy is to control its exposures so that its total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas. OneBeacon monitors its terrorism exposures from existing policies on a quarterly basis, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, OneBeacon believes that it has taken appropriate actions to limit its exposure to losses from terrorist attacks and it will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

Reinsurance Protection

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by hurricanes, earthquakes, wildfires and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon uses models (primarily AIR V.8) to estimate losses its exposures would generate under various scenarios as well as the probability of those losses occurring. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2006, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2007. Under that cover, the first $200 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of the first $200 million and up to $850 million are reinsured for 100% of the loss. OneBeacon anticipates this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is automatically reinstated for the remainder of the original contract term for a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from “certified” events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear biological or chemical means. The program also covers personal and commercial property losses resulting from “non-certified” events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $75 million. Individual risk facultative reinsurance may be purchased above $75 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $75 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon’s predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2006, OneBeacon has ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2006, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be small.

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from reinsurers is critical to its financial strength. See Note 4 - “Third Party Reinsurance” in the accompanying Consolidated Financial Statements for a discussion of the largest balances due from OneBeacon’s reinsurers.

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

Section I of the 10 year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and LAE. The liability represents the estimated amount of loss and LAE for claims that were unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid loss and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2006. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006.

OneBeacon Loss and LAE(1), (3), (4)
Years Ended December 31,

($ in millions)	1996	1997	1998(2)(5)	1999	2000	2001	2002	2003	2004	2005	2006
I. Liability for unpaid losses and LAE: Gross balance	$5,804.4	$5,655.9	$6,869.5	$6,276.0	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2
Less: reins. recoverables on unpaid losses and LAE	(1,260.4)	(1,159.2)	(1,641.0)	(1,262.7)	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)
Net balance	$4,544.0	$4,496.7	$5,228.5	$5,013.3	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5
II. Cumulative net amount of liability paid through
1 year later	1,594.8	1,684.3	1,784.3	1,938.1	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6	—
2 years later	2,621.3	2,732.5	2,908.5	3,065.1	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5
3 years later	3,331.1	3,515.0	3,643.7	3,824.9	3,984.7	3,963.6	3,489.6	2,809.9
4 years later	3,872.2	4,028.8	4,061.7	4,330.3	4,596.8	4,529.5	3,941.0
5 years later	4,225.0	4,282.8	4,353.7	4,666.9	4,957.3	4,876.0
6 years later	4,398.1	4,464.4	4,555.9	4,887.2	5,194.4
7 years later	4,516.6	4,584.6	4,701.7	5,044.7
8 years later	4,609.4	4,694.6	4,801.6
9 years later	4,691.3	4,767.3
10 years later	4,743.9
III. Net liability re-estimated as of:
1 year later	4,627.8	5,370.1	5,237.1	5,829.0	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3	—
2 years later	5,476.0	5,424.7	5,916.1	4,942.0	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5
3 years later	5,549.0	5,965.0	4,929.6	4,927.0	5,294.3	5,143.8	4,344.8	3,396.2
4 years later	5,924.8	4,980.5	4,857.5	5,221.8	5,336.0	5,222.8	4,365.1
5 years later	4,948.0	4,911.8	5,042.9	5,165.8	5,383.6	5,244.3
6 years later	4,900.4	5,069.3	4,929.1	5,197.2	5,385.8
7 years later	5,028.9	4,902.3	4,936.5	5,169.2
8 years later	4,867.4	4,910.2	4,902.9
9 years later	4,868.0	4,881.2
10 years later	4,836.4
IV. Cumulative net (deficiency)/ redundancy	$(292.4)	$(384.5)	$325.6	$(155.9)	$237.5	$(515.6)	$(392.5)	$(242.0)	$(108.2)	$(22.9)	—
Percent (deficient)/redundant	(6.4)%	(8.6)%	6.2%	(3.1)%	4.2%	(10.9)%	(9.9)%	(7.7)%	(4.1)%	(1.0)%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see I. above):
Gross re-estimated liability	8,926.8	8,891.2	9,385.1	9,376.8	9,560.0	9,852.4	8,918.1	7,266.3	6,269.1	5,756.8	—
Less: gross re-estimated reinsurance recoverable	(4,090.4)	(4,010.0)	(4,482.2)	(4,207.6)	(4,174.2)	(4,608.1)	(4,553.0)	(3,870.1)	(3,503.6)	(3,402.5)	—
Net re-estimated liability	$4,836.4	$4,881.2	$4,902.9	$5,169.2	$5,385.8	$5,244.3	$4,365.1	$3,396.2	$2,765.5	$2,354.3	—
VI. Cumulative gross (deficiency)/redundancy	$(3,122.4)	$(3,235.3)	$(2,515.6)	$(3,100.8)	$(2,684.6)	$(1,532.2)	$(1,411.1)	$(1,157.3)	$(940.9)	$(43.4)	—
Percent (deficient)/redundant	(53.8)%	(57.2)%	(36.6)%	(49.4)%	(39.0)%	(18.4)%	(18.8)%	(18.9)%	(17.7)%	(.8)%	—

(1)                In 1998, Commercial General Union (“CGU”), the predecessor company to OneBeacon, was formed as a result of a pooling of interests between Commercial Union Corporation and General Accident Corporation of America. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)                CGU acquired Houston General Insurance Company (“HGIC”) in 1998. In 2005, OneBeacon contributed HGIC to Houston General Insurance Exchange. Even though no longer owned by OneBeacon, all liabilities related to this entity continue to be shown from 1998 forward in this table because GAAP continues to require it to be consolidated by OneBeacon.

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

(5)                OneBeacon acquired NFU in 1998 and sold it during 2005. All liabilities related to this entity are shown from 1998 through 2004.

The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded in connection with the OneBeacon Acquisition under the NICO Cover and the GRC Cover. See Note 4- “Third Party Reinsurance” in the accompanying Consolidated Financial Statements for a description of the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing OneBeacon’s reinsurance recoverables in 2001 and 2002 and reducing its reserve deficiency for each of the years presented prior to the OneBeacon Acquisition by the amount of the reserves ceded at the time these covers were purchased. See “Asbestos and Environmental Reserves” under “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of the NICO Cover on OneBeacon’s net loss and LAE reserve position.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2006	2005	2004
Statutory reserves	$3,863.9	$4,253.4	$4,413.4
Reinsurance recoverable on unpaid losses and LAE(1)	1,280.5	1,455.2	1,046.8
Reserves allocated from other segments, net	—	41.6	44.5
Purchase accounting	(270.5)	(317.5)	(361.5)
Other(2)	(36.2)	(36.8)	(29.2)
GAAP reserves	$4,837.7	$5,395.9	$5,114.0

(1)             Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)             Primarily represents long-term workers compensation loss and LAE reserve discount recorded of $36.2 million, $36.8 million and $36.1 million in 2006, 2005 and 2004 in excess of statutorily defined discount.

OneBeacon’s Intermediate Holding Companies

OneBeacon’s intermediate holding companies include Fund American Enterprises Holdings, Inc. (“FAEH”) and Fund American Companies, Inc. (“Fund American”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

In May 2003, Fund American issued $700 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.9% until maturity in May 2013. Pursuant to the offering of the Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under its guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc. (“Berkshire”) invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the “Berkshire Preferred Stock”), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. During 2004, Berkshire exercised its warrants for $294 million in cash.

Also as part of the financing of the OneBeacon Acquisition, Zenith Insurance Company (“Zenith”) purchased $20 million in cumulative non-voting preferred stock of FAEH (the “Zenith Preferred Stock”). The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter. The Zenith Preferred Stock is mandatorily redeemable on May 31, 2011. At White Mountains’ option, which it expects to exercise, the Zenith Preferred Stock may be redeemed on June 30, 2007.

In connection with the OneBeacon Offering, Fund American and FAEH each established an irrevocable grantor trust to economically defease the Berkshire Preferred Stock and the Zenith Preferred Stock. The assets of each trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock and the $20 million liquidation preference of the Zenith Preferred Stock. Concurrently with the closing of the OneBeacon Offering, Fund American and FAEH funded their respective trust with cash that was used to purchase a portfolio of fixed maturity securities issued by the U.S. government or government-sponsored enterprises. The scheduled interest and principal payments of the portfolio of fixed maturity securities in each trust is sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, including the mandatory redemption of the Berkshire Preferred Stock in May 2008 and the optional redemption of the Zenith Preferred Stock in June 2007.

In connection with the OneBeacon Offering, Fund American established a $75 million revolving credit facility that matures in November 2011 (the “FAC Bank Facility”). As of December 31, 2006, the FAC Bank Facility was undrawn.

WHITE MOUNTAINS RE

White Mountains Re is a global multi-line reinsurance organization that provides reinsurance for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its subsidiaries, Folksamerica Re and Sirius International. Folksamerica Re is a multi-line property and casualty reinsurer that provides reinsurance primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia.

WMRUS provides reinsurance underwriting advice and reinsurance portfolio analysis services to Sirius, Folksamerica, Olympus Reinsurance Company Ltd. (“Olympus”) and Helicon Reinsurance Company, Ltd. (“Helicon”). As White Mountains Re’s “center of excellence” for property catastrophe risk evaluation, its goal is to promote increased efficiencies, consistency in pricing and underwriting methodology, centralized management of catastrophe exposures and advanced catastrophe modeling, as well as value-added services for intermediaries and clients. In exchange for these services, WMRUS receives fee income on the business it refers.

White Mountains Re has offices in Belgium, Bermuda, Chicago, Connecticut, Dublin, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich.

At December 31, 2006 and 2005, White Mountains Re had $7.3 billion and $8.5 billion of total assets and $2.1 billion and $1.9 billion of shareholder’s equity, respectively. Folksamerica Re is rated “A-” (Excellent, the fourth highest of fifteen ratings) by A.M. Best and “A-” (Strong, the seventh highest of twenty-one ratings) by Standard & Poor’s. Sirius International is rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A-” (Strong, the seventh highest of twenty-one ratings) by Standard & Poor’s.

White Mountains Re has completed several significant transactions involving interests in other insurance and reinsurance organizations. In most cases the transactions were acquisitions of entities that were owned by organizations that no longer considered them core businesses. Since 2000, White Mountains Re has completed the following significant transactions in addition to the Sirius Acquisition:

•        On December 22, 2006, White Mountains Re acquired Mutual Service Casualty Insurance Company (“Mutual Service”), a Minnesota-domiciled, runoff insurer for $34 million in cash. Mutual Service has been renamed Stockbridge Insurance Company (“Stockbridge”) as part of a sponsored demutualization and conversion to a stock company and was formerly affiliated with Illinois-based Country Insurance & Financial Services (“Country”). As part of the transaction, Country has provided Stockbridge with approximately $25 million of reinsurance protection in excess of Stockbridge’s carried reserves as of September 30, 2006. White Mountains Re did not acquire any infrastructure or employees and is managing Stockbridge’s run-off administration through the use of a TPA under White Mountains Re’s direction.

•        On August 2, 2006, White Mountains Re sold Sirius America to an investor group led by Lightyear Capital for $139 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity and accounts for its remaining interest in Sirius America on the equity method within its Other Operations segment.

•        On November 11, 2004, Sirius International acquired Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S (“Tryg-Baltica”). Following the closing, White Mountains Re placed Tryg-Baltica into run-off, with select business renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and is managing the company’s run-off administration.

•        On March 31, 2004, Folksamerica acquired the Sierra Insurance Group companies (the “Sierra Group”). Subsequent to the acquisition, the Sierra Group companies, which previously wrote mainly workers compensation business, were placed into run-off and all of the acquired companies’ run-off claims administration was transferred to TPAs working under White Mountains Re’s direction.

•        Effective October 1, 2003, White Mountains Re acquired renewal rights to the property and casualty treaty reinsurance business of CNA Reinsurance (“CNA Re”), a division of CNA Financial Corporation (the “CNA Re Agreement”). Under the terms of the CNA Re Agreement, White Mountains Re paid CNA Re a renewal commission on the premiums renewed over the two contract renewal periods subsequent to October 1, 2003.

•        In 2002, Folksamerica acquired Imperial Casualty and Indemnity Insurance Company, a company in run-off.

•        In 2001, White Mountains Re acquired substantially all of the international reinsurance operations of Folksam International Insurance Company and Folksamerica acquired C-F Insurance Company, a company in run-off.

•        In 2000, Folksamerica acquired substantially all the reinsurance operations of Risk Capital Reinsurance Company (“Risk Capital”) and PCA Property & Casualty Insurance Company (“PCA”), a company in run-off.

Reinsurance Overview

Reinsurance is an arrangement in which a reinsurance company (the “reinsurer”) agrees to indemnify an insurance company (the “ceding company”) for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from large or multiple losses, and assisting in maintaining acceptable capital levels as well as financial and operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a commensurate increase in its capital or surplus. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. When underwriting treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding company. Treaty reinsurance is typically written on either a quota share or excess of loss basis. A quota share reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine pricing for each exposure.

A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to the ceding company; (2) the reporting of the loss by the ceding company to the reinsurer; (3) the ceding company’s adjustment and payment of the loss; and (4) the payment to the ceding company by the reinsurer. During this time, reinsurers generate investment income on premium receipts, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer. This delay is less significant for companies that write large volumes of short-tailed coverage, such as property.

Classes of Business

White Mountains Re writes three main classes of reinsurance: property, liability and specialty. White Mountains Re’s net written premiums by class of business for the years ended December 31, 2006, 2005 and 2004 were as follows:

Business class	Year Ended December 31,
Millions	2006	2005	2004
Property	$572.6	$567.4	$432.1
Liability	293.1	403.4	524.5
Specialty(1)	424.2	333.3	289.7
Total	$1,289.9	$1,304.1	$1,246.3

(1)             Includes primarily accident & health, marine and aviation business.

The majority of White Mountains Re’s premiums are derived from reinsurance contracts both on a quota share and an excess of loss basis, which in 2006 amounted to 47% and 38%, respectively, of its total net written premiums, while primary business represented 15% of total net written premium.

During the years ended December31, 2006, 2005 and 2004, White Mountains Re received no more than 10% of its gross reinsurance premiums from any individual ceding company. During the years ended December 31, 2006, 2005 and 2004, White Mountains Re received approximately 52%, 40% and 51%, respectively, of its gross reinsurance written premiums from three major, third-party reinsurance intermediaries as follows: (1) AON Re — 24%, 18% and 22%, respectively; (2) Benfield — 16%, 14% and 16%, respectively; and (3) Guy Carpenter — 12%, 8% and 13%, respectively.

Geographic Concentration

White Mountains Re’s net written premiums by geographic region for the years ended December 31, 2006, 2005 and 2004 were as follows:

Geographic region	Year Ended December 31,
Millions	2006	2005	2004
United States	$864.7	$878.9	$846.7
Europe	314.4	315.6	303.5
Canada, the Caribbean and Latin America	37.8	47.2	42.4
Asia and Other	73.0	62.4	53.7
Total	$1,289.9	$1,304.1	$1,246.3

Marketing

White Mountains Re, which conducts its reinsurance business through Folksamerica Re and Sirius International, obtains most of its business from reinsurance intermediaries. Business submissions come from intermediaries that represent the ceding company or through submissions recommended by WMRUS. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the intermediary will offer participation to qualified reinsurers until the program is fully subscribed. White Mountains Re considers both the intermediary and the ceding company to be its clients in any placement and as such has developed strong business relationships over a long period of time with the management of many of its ceding companies.

White Mountains Re pays ceding companies a ceding commission under most quota share reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., commissions, premium taxes and certain miscellaneous expenses). Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce. The reinsurance intermediaries’ commissions constitute a significant portion of White Mountains Re’s total acquisition costs.

Underwriting and Pricing

White Mountains Re has a long history of maintaining a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. White Mountains Re also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs.

White Mountains Re derives its business from a broad spectrum of ceding companies, including national, regional, specialty and excess and surplus lines writers, both in the United States and internationally. White Mountains Re’s underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential ceding companies before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. White Mountains Re’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. White Mountains Re’s underwriters, actuaries and claims personnel perform audits to monitor certain ceding companies’ risk selection, pricing and claim handling discipline. Additionally, White Mountains Re’s finance staff reviews the financial stability and creditworthiness of certain ceding companies. Such reviews provide important input to support underwriting decisions.

White Mountains Re and other reinsurance companies have sought to mitigate the risks associated with future terrorist attacks in a similar manner as primary insurers. Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions that are generally imposed on primary insurers. For example, the Terrorism Act is not applicable to reinsurers. As a result, terrorism exclusions on reinsurance contracts are dictated by the marketplace. White Mountains Re evaluates terrorism exposure from its ceding companies and applies exclusions as it deems appropriate. Reinsurance on commercial risks written by White Mountains Re subsequent to the Attacks generally contains clauses that exclude acts of terrorism certified under the Terrorism Act. Reinsurance on personal risks written by White Mountains Re subsequent to the Attacks generally contains exclusions related to nuclear, biological and chemical attacks.

Following the 2004 and 2005 catastrophe activity, White Mountains Re enhanced its catastrophe underwriting process by significantly raising its provision for demand surge (i.e., the rise in costs from shortages of material and labor in regions affected by a catastrophe) and by employing a more conservative methodology to evaluate exposure than those that result from standard actuarial and modeling techniques. Additionally, Folksamerica Re non-renewed its excess off-shore energy and marine business in the Gulf of Mexico effective January 1, 2006.

Claims Management

White Mountains Re maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from its customers. White Mountains Re’s claims staff also regularly perform on-site claim reviews to assess certain reinsured’s claim handling ability and reserving techniques. In addition, White Mountains Re’s claims specialists review loss information provided by the reinsured for adequacy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

White Mountains Re also uses TPAs for certain other claims, including run-off claims related to certain acquisitions. White Mountains Re’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPA.

Competition

The worldwide reinsurance market is highly competitive. Competition in the types of reinsurance that White Mountains Re underwrites is influenced by a variety of factors, including price and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

White Mountains Re competes for reinsurance business in the United States, Bermuda, Europe, and other international reinsurance markets with numerous global competitors. White Mountains Re’s competitors include reinsurance companies, and underwriting syndicates at Lloyd’s. Some of the companies that White Mountains Re competes directly with include ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hannover Ruckversicherung AG, Lloyd’s of London, Munich Re Group, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc. and XL Capital Ltd.

Catastrophe Risk Management

White Mountains Re has exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, White Mountains Re seeks terrorism exclusions in its reinsurance contracts, where applicable. White Mountains Re also uses third party global catastrophe models that calculate its expected probable maximum loss (“PML”) from several possible catastrophes. White Mountains Re believes that its largest natural catastrophe exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storm, California earthquake, United States Atlantic Coast windstorm (i.e., Delaware to Florida) and United States Gulf Coast windstorm (i.e., Florida to Texas).

White Mountains Re’s catastrophe pricing models are based on third party software models and internally developed models. White Mountains Re models and assesses each property contract it writes for catastrophe exposure.

Catastrophe exposure modeling is inherently uncertain due to process risk (the probability and magnitude of the underlying event, e.g. earthquake) and parameter risk (the probability of making inaccurate modeling assumptions). In particular, geographic and policy coverage data on the primary policies reinsured by White Mountains Re is essential. Accordingly, White Mountains Re’s ability to accurately predict its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.

Additionally, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (i.e., the water that is pushed toward the shore by the force of a windstorm), demand surge and zone density (i.e., the percentage of insured perils that would be affected in a region by a catastrophe).

While catastrophe models can be effective tools in assisting with the pricing and managing of property catastrophe exposures, White Mountains Re does not believe that they can be strictly relied upon to measure its exposure to catastrophic risk.  For example, losses arising from Hurricane Katrina for both the industry and White Mountains Re were substantially in excess of losses previously predicted by third party models from such an event, due to issues such as inadequate storm surge and demand surge assumptions in the models as well as flood due to the levees breaking, which was not fully contemplated in these models. Correspondingly, White Mountains Re assesses catastrophe risk by monitoring total limits exposed to a catastrophe event in key zones.  White Mountains Re has enhanced its operations in Bermuda to advise the group in the underwriting, pricing and managing of catastrophe risks assumed.

Reinsurance Protection

White Mountains Re’s reinsurance protection is provided through Folksamerica Re’s quota share retrocessional arrangements with Olympus and Helicon and through excess of loss protection purchased by Sirius to cover Sirius’ property catastrophe and aviation exposures. These reinsurance protections are designed to increase White Mountains Re’s underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large or series of smaller catastrophe events.

Under White Mountains Re’s 2006 arrangements with Olympus and Helicon, Folksamerica Re ceded 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine. Olympus and Helicon shared approximately 56% and 44%, respectively, in the 2006 underwriting year cession. Under White Mountains Re’s 2005 arrangements with Olympus, Folksamerica Re ceded up to 75% of substantially all of its 2005 underwriting year short-tailed excess of loss business, mainly property and marine, and 50% of its 2005 underwriting year proportional property business and Sirius International ceded 25% of its 2005 underwriting year short-tailed proportional and excess of loss business. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon. During 2007, Folksamerica Re will continue to cede 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property and marine, with Olympus and Helicon sharing approximately 55% and 45%, respectively, in 2007.

White Mountains Re is also entitled to receive a profit commission with respect to the profitability of the business placed with Olympus and Helicon. However, this profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one year carryover to future years. As a result of hurricanes Katrina, Rita and Wilma and several other significant loss events during 2005, Olympus recorded substantial net underwriting losses. Accordingly, White Mountains Re did not record a profit commission from Olympus or Helicon during 2006 or 2005 and does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

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

Section I of the 10 year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and LAE. The liability represents the estimated amount of loss and LAE for claims that were unpaid at the balance sheet date, including IBNR reserves. In accordance with GAAP, the liability for unpaid loss and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2006. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006.

The following table includes the complete loss development history for all periods presented for all companies acquired by White Mountains Re as if the companies had been combined from their inception.

This table includes development on reserves reported by acquired companies before those companies were acquired by White Mountains Re

White Mountains Re Loss and LAE (1), (2), (3), (4), (5)

Years Ended December 31,

($ in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
I. Liability for unpaid losses and LAE:
Gross balance	$2,364.1	$2,303.5	$2,439.7	$2,278.0	$3,151.2	$3,865.2	$3,819.4	$3,716.3	$3,864.3	$4,308.8	$3,708.8
Less: reins. recoverables on unpaid losses and LAE	(466.5)	(457.2)	(535.8)	(634.2)	(1,137.9)	(1,317.0)	(1,209.8)	(1,095.2)	(1,149.8)	(1,633.6)	(1,142.4)
Net balance	$1,897.6	$1,846.3	$1,903.9	$1,643.8	$2,013.3	$2,548.2	$2,609.6	$2,621.1	$2,714.5	$2,675.2	$2,566.4
II. Cumulative net amount of liability paid through:
1 year later	496.5	491.6	520.0	427.8	686.1	725.7	977.3	702.7	941.0	949.4	—
2 years later	760.2	809.6	727.0	865.8	1,164.0	1,421.4	1,370.9	1,271.8	1,369.4
3 years later	986.7	963.7	993.3	1,148.0	1,725.3	1,710.9	1,840.2	1,547.5
4 years later	1,135.8	1,117.3	1,166.7	1,519.6	1,930.6	2,108.9	2,037.2
5 years later	1,246.2	1,230.5	1,365.8	1,662.0	2,236.6	2,300.8
6 years later	1,338.8	1,303.0	1,470.2	1,875.6	2,385.5
7 years later	1,391.5	1,369.6	1,563.4	1,996.7
8 years later	1,443.5	1,430.0	1,627.8
9 years later	1,488.1	1,478.5
10 years later	1,522.0
III. Net liability re-estimated as of:
1 year later	1,911.1	1,828.4	1,974.4	1,904.1	2,479.5	2,601.2	2,803.4	2,642.6	2,771.9	2,893.2	—
2 years later	1,844.3	1,864.0	2,011.3	2,166.1	2,488.5	2,827.8	2,836.8	2,704.5	2,802.9
3 years later	1,885.5	1,840.2	1,988.8	2,172.1	2,732.1	2,891.1	2,911.7	2,742.8
4 years later	1,882.7	1,813.7	1,989.3	2,367.1	2,782.6	2,969.3	2,969.6
5 years later	1,850.3	1,797.0	2,042.7	2,386.7	2,898.6	3,033.8
6 years later	1,822.8	1,816.3	2,057.1	2,446.9	2,958.7
7 years later	1,834.7	1,822.6	2,120.6	2,479.2
8 years later	1,838.7	1,884.5	2,136.1
9 years later	1,895.9	1,886.6
10 years later	1,883.5
IV. Cumulative net (deficiency)/ redundancy	$14.1	$(40.3)	$(232.2)	$(835.4)	$(945.4)	$(485.6)	$(360.0)	$(121.7)	$(88.4)	$(218.0)	—
Percent (deficient)/ redundant	0.7%	(2.2)%	(12.2)%	(50.8)%	(47.0)%	(19.1)%	(13.8)%	(4.6)%	(3.3)%	(8.1)%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	2,433.5	2,453.8	2,813.7	3,211.0	4,387.0	4,604.2	4,353.2	3,982.6	4,094.3	4,665.5	—
Less: gross re-estimated reinsurance recoverable	(550.0)	(567.2)	(677.6)	(731.8)	(1,428.3)	(1,570.4)	(1,383.6)	(1,239.8)	(1,291.4)	(1,772.3)	—
Net re-estimated liability	$1,883.5	$1,886.6	$2,136.1	$2,479.2	$2,958.7	$3,033.8	$2,969.6	$2,742.8	$2,802.9	$2,893.2	—
VI. Cumulative gross (deficiency)/redundancy	$(69.4)	$(150.3)	$(374.0)	$(933.0)	$(1,235.8)	$(739.0)	$(533.8)	$(266.3)	$(230.0)	$(356.7)	—
Percent (deficient)/redundant	(2.9)%	(6.5)%	(15.3)%	(41.0)%	(39.2)%	(19.1)%	(14.0)%	(7.2)%	(6.0)%	(8.3)%	—

(1)             The table includes the complete loss development history for all periods presented for all companies acquired by Folksamerica through an instrument of transfer and assumption approved by the appropriate insurance regulators. Under the instrument, insurance regulators require that Folksamerica report reserve development as if the companies had been combined from their inception.

(2)             Folksamerica became a wholly-owned subsidiary of White Mountains during 1998. Reserve development for the years ended 1996 through 1997 reflects development on reserves established before White Mountains consolidated Folksamerica’s results.

(3)             Sirius, including Scandinavian Re, became a wholly-owned subsidiary of White Mountains Re during 2004. The table includes the complete loss development history for all periods presented. Reserve development for the years ended 1996 through 2003 reflects development on reserves established before White Mountains Re consolidated Sirius’ results. See table, below.

(4)             White Mountains Re acquired $136.8 million in net loss and LAE reserves when it acquired Tryg-Baltica during 2004. For periods prior to December 31, 2004, loss and LAE reserves for Tryg-Baltica are not included due to lack of availability of loss development history on a comparable basis.

(5)     White Mountains Re acquired $38.3 million in net loss and LAE reserves when it acquired Stockbridge during 2006. For periods prior to December 31, 2006, loss and LAE reserves for Stockbridge are not included due to lack of availability of loss development history.

The cumulative net (deficiency)/redundancy in the table above reflects adverse development recorded by Scandinavian Re, which was acquired by White Mountains Re as part of the Sirius Acquisition in 2004, and has been in run off since 2002. Scandinavian Re was a writer of non-traditional reinsurance products from 1988 to 2001. The cumulative net (deficiency)/redundancy in the table above also includes adverse development from A&E claims. White Mountains Re's exposure to A&E claims results mainly from asbestos claims arising from treaty and facultative contracts written prior to 1985 at two companies acquired by Folksamerica - MONY Reinsurance in 1991 and Christiania General in 1996.  As a result, the table above reflects reserve development on Scandinavian Re prior to White Mountains Re’s ownership and on A&E business that was not underwritten by White Mountains Re.  The table presented below represents White Mountains Re’s cumulative net (deficiency)/redundancy excluding Scandinavian Re and A&E claims:

	Years Ended December 31,
($ in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Cumulative net (deficiency) redundancy, excluding Scandinavian Re and A&E	$175.3	$101.7	$(26.7)	$(233.9)	$(90.5)	$(56.5)	$(61.2)	$(26.1)	$(17.9)	$(230.8)	—
Percent (deficient) / redundant	7.7%	4.6%	(1.2)%	(12.0)%	(3.7)%	(2.1)%	(2.2)%	(0.9)%	(0.6)%	(6.0)%	—

In general, many of Scandinavian Re's contracts were large and contained high limits.  During the soft market period of 1999 to 2001, when pricing, terms and conditions were not very favorable, many of the contracts Scandinavian Re entered into were underpriced, resulting in much higher incurred losses than expected.  These factors caused a significant amount of adverse development to be reported by Scandinavian Re, nearly all of which was recorded prior to White Mountains Re's ownership.  As a result, including Scandinavian Re's results in the ten year table presents a distorted picture of the historic loss reserve adequacy of White Mountains Re's ongoing businesses.

White Mountains Re's net incurred losses from A&E claims have totaled $145 million over the past ten years.  Although losses arising from A&E claims were on contracts that were not underwritten by White Mountains Re, White Mountains Re is liable for any additional losses arising from such contracts.  Accordingly, White Mountains Re cannot guarantee that it will not incur additional A&E losses in the future.  Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of White Mountains Re's A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2006	2005	2004
Regulatory reserves	$2,866.3	$3,109.7	$3,092.0
Reinsurance recoverable on unpaid losses and LAE (1)	875.6	1,513.1	948.2
Discount on loss reserves	141.6	184.5	245.2
Reserves allocated to other segments	(123.6)	(105.6)	(91.2)
Purchase accounting and other	(51.1)	(21.4)	(23.9)
GAAP reserves	$3,708.8	$4,680.3	$4,170.3

(1)     Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

ESURANCE

The Esurance group of companies, which has its United States headquarters in San Francisco, has been part of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Most customer interaction with the company takes place through Esurance’s website, www.esurance.com. Through the website, customers can get real-time quotes, compare quotes from other companies, purchase their policies, report claims and manage their accounts. At December 31, 2006, Esurance’s in-force policy count had grown to over 370,000 policies, as compared to 43,000 policies at the end of 2002.

Esurance’s underwriting companies, Esurance Insurance Company and Esurance Property and Casualty Insurance Company are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best. Over the past several years, Esurance has ceded a large percentage of its business to certain other subsidiaries of White Mountains, primarily for capital management purposes. The Esurance segment includes insurance ceded by Esurance to subsidiaries of White Mountains. At December 31, 2006 and 2005, Esurance had $723.6 million and $414.2 million of total assets and $308.5 million and $176.7 million of shareholder’s equity, respectively.

Geographic Concentration

As of December 31, 2006, Esurance writes business in twenty-four states. These states represent approximately 79% of the premium volume for the entire U.S. personal auto insurance market. For the years ended December 31, 2006, 2005 and 2004, Esurance had net written premiums of $596 million, $349 million and $199 million, respectively, which were produced in the following states:

	Year Ended December 31,
Net written premiums by state	2006	2005	2004
California	19%	20%	25%
Florida	17	20	24
New York	9	8	5
Texas	6	9	11
Michigan	6	7	7
New Jersey	5	3	—
Pennsylvania	5	4	5
Washington	4	3	1
Other	29	26	22
Total	100%	100%	100%

Marketing

Esurance targets technology-savvy consumers who rely on the internet to manage their financial services needs. Prior to 2004, Esurance had advertised its products and services primarily online. Beginning in 2004, Esurance began to advertise on local television networks with the “Erin Esurance” brand campaign, featuring an animated female secret-agent character. The campaign is designed to communicate Esurance’s unique, technology-focused approach to auto insurance. During 2006, Esurance shifted its television advertising focus to national cable television networks, which has proven to be more effective and cost efficient than local television advertising.

Erin Esurance now appears in nearly all of the company’s offline and online advertising. Esurance advertises offline on television, radio, and through direct mail. Esurance also has sponsor relationships with professional and college sports teams, as well as various environmental and community organizations. Esurance advertises online through paid search (e.g., Google and Yahoo! Search), and on a variety of insurance, finance, and automotive web sites.

The launch of offline advertising and the “Erin Esurance” campaign have resulted not only in continued significant business growth, but also in substantial increases in brand awareness for the company, particularly among its target customer base of web-savvy individuals. Esurance is the third largest issuer of auto insurance quotes on the Internet, behind only Progressive and GEICO.

Esurance uses a rigorous, analytical marginal cost methodology to allocate its marketing budget across the various media channels it uses. This methodology enables the company to focus its marketing resources on attracting and retaining customers that have the best expected lifetime premium and/or combined ratio.

Underwriting and Pricing

Esurance collects and verifies detailed underwriting information in real-time while customers transact with the company online. Real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models. Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown. As a result, Esurance is able to quote rates to customers that closely correspond to the individual risk characteristics of the customer, enabling Esurance to focus on keeping insurance rates competitive without compromising the company’s loss ratio targets.

Competition

Esurance competes with national and regional personal auto insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century.

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

Claims Management

Esurance takes initial notice of claims at the company’s loss reporting unit in South Dakota, which is available for customers 24 hours a day, 365 days a year. The loss reporting unit then transfers claims to regional claim offices in Arizona, California, Florida, Georgia, New Jersey, New York, and Texas where claims are handled and adjusted.

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

Catastrophe Risk Management

Esurance’s sole line of business is personal auto insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance’s customers elect coverage for physical damage (81%), resulting in exposure to catastrophe losses at Esurance for hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance’s broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

Loss and Loss Adjustment Expense Information

Esurance establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled (i.e. the claim-tail). Esurance writes primarily short-tail personal auto insurance policies, which reduces the uncertainty inherent in its loss and LAE reserves when compared to insurance companies that write long-tail policies, such as workers compensation.

Management believes that Esurance’s loss and LAE reserves as of December 31, 2006 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Company’s future results of operations.

The following information presents (1) Esurance’s reserve development over the five years since inception and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

Section I of the 10 year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and LAE. The liability represents the estimated amount of loss and LAE for claims that were unpaid at the balance sheet date, including IBNR reserves. In accordance with GAAP, the liability for unpaid loss and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2006. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006.

	Esurance Loss and LAE (1) (2)
	Years Ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006
I. Liability for unpaid loss and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0	$94.1	$167.4
Less: reinsurance recoverables on unpaid loss and LAE	—	—	—	(.1)	(.1)	(.5)
Net balance	$4.0	$15.5	$39.1	$62.9	$94.0	$166.9
II. Cumulative net amount of net liability paid through:
1 year later	2.5	9.3	18.9	35.8	62.4	—
2 years later	3.3	12.2	24.5	47.4
3 years later	3.9	13.7	28.2
4 years later	4.1	14.6
5 years later	4.1
III. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	97.2	—
2 years later	4.4	15.3	29.4	55.5
3 years later	4.3	14.4	29.5
4 years later	4.2	14.6
5 years later	4.1
IV. Cumulative net (deficiency)/ redundancy	$(.1)	$.9	$9.6	$7.4	$(3.2)	—
Percent (deficient)/redundant	(3.7)%	6.0%	24.5%	11.9%	(3.4)%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross unpaid loss and LAE latest re-estimate	$4.1	$14.6	$29.8	$56.3	$97.8	—
Reinsurance recoverable latest re-estimate	—	—	(.3)	(.8)	(.6)	—
Net unpaid loss and LAE latest re-estimate	$4.1	$14.6	$29.5	$55.5	$97.2	—
VI. Cumulative Gross redundancy (deficiency)	$(.1)	$.9	$9.3	$6.7	$(3.7)	—
Percent deficient	(2.5)%	5.8%	23.8%	10.6%	(3.9)%	—

(1)             The table consists of reserve information for Esurance Insurance Company, Esurance Property & Casualty Insurance Company, and business ceded by Esurance to Folksamerica, OneBeacon and Sirius.

(2)             Esurance became a subsidiary of White Mountains during 2000.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2006	2005	2004
Statutory reserves	$43.3	$30.1	$16.2
Reserves allocated from other segments	123.6	64.0	46.7
Reinsurance recoverable on unpaid losses and LAE (1)	.5	—	.1
GAAP reserves	$167.4	$94.1	$63.0

(1)     Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

OTHER OPERATIONS

WM Advisors

WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds, limited partnerships and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra and Montpelier Re. At December 31, 2006, WM Advisors had approximately $32 billion in assets under management, $10 billion of which related to consolidated subsidiaries of White Mountains.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity and convertible securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement with WM Advisors on matters such as capital management, asset allocation, private equity investments and mergers and acquisitions.

Galileo

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo sells its weather risk management products as derivatives that are designed to assist corporate and governmental customers, primarily energy companies, utilities and construction companies, in managing their economic exposure to variations in weather conditions. Galileo then manages its weather derivative portfolio through the employment of a variety of risk management strategies to preserve its expected margins. These strategies include geographical diversification of risk exposures and economic hedging through the use of derivatives traded in both the over-the-counter and exchange-traded derivative markets. Additionally, Galileo economically hedges its risk exposure by buying and selling similar weather risk contracts with different counterparties. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then purchase an option from another counterparty that pays Galileo if it becomes too cold in that same location. Galileo also diversifies its risk exposure by entering into contracts that protect different clients with opposite exposures to the same quantifiable weather element. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then sell another option that protects a different customer if it becomes too warm in that same location. Risk management is undertaken on a portfolio-wide basis in order to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

Weather derivatives, which usually take the form of swaps or options, are contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed. Typical contracts span several months such as a summer or winter season. A weather swap is a contract that requires one of the contractual parties to make a payment to the other contractual party when a weather index rises above or falls below a specified level, or “strike”. Therefore, upon settlement of a weather swap, Galileo may make or receive a payment. A weather call option is a contract that entitles the purchaser to receive a payment when the weather index exceeds a specified strike, and a weather put option is a contract that entitles the purchaser to receive a payment when the weather index is less than a specified strike. Every weather derivative is defined by a series of terms, including strike, location, notional payout rate (per unit or event), maximum payout, time period and reference index, which is calculated from weather data collected from a specified weather station.

WM Life Re

During 2006, White Mountains entered into the variable annuity reinsurance business through its newly formed subsidiary, WM Life Re. WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan, commencing September 1, 2006. WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates.

WM Life Re purchases derivative instruments, which currently include put option and futures contracts on major equity indices, currency pairs and futures contracts on bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

Tuckerman Capital, LP and Tuckerman Capital II, LP

White Mountains owns approximately 96% of Tuckerman Capital, LP and approximately 50% of Tuckerman Capital II, LP (collectively, the “Tuckerman Funds”). The Tuckerman Funds are managed by Tuckerman Capital, a private investment firm that focuses on acquisitions of small manufacturing companies, and are consolidated within White Mountains’ financial statements. Tuckerman Capital focuses its acquisition efforts on companies with enterprise values ranging from $5 million to $25 million and with established track records of success. The companies owned by the Tuckerman Funds are manufacturers of highly engineered, non-commodity products across a broad range of industries.

At December 31, 2006 and 2005, the Tuckerman Funds had $101 million and $64 million of total assets and accounted for $38 million and $34 million of White Mountains’ net assets, respectively.

Prospector Offshore Fund, Ltd.

White Mountains owns approximately 42% of the Prospector Offshore Fund, Ltd. (“Prospector Fund”). The Prospector Fund is managed by Prospector, a registered investment advisor, and is consolidated within White Mountains’ financial statements. The Prospector Fund is an open-ended mutual fund that pursues investment opportunities in a variety of equity and equity-related instruments, with a principal focus on the financial services sector and a special emphasis on the insurance industry.

At December 31, 2006 and 2005, the Prospector Fund had $211 million and $177 million of total assets and accounted for $59 million and $55 million of White Mountains’ net assets, respectively.

International American Group

In October 1999, White Mountains acquired the International American Group, which included American Centennial, British Insurance Company and Peninsula Insurance Company (“Peninsula”).

Delaware-domiciled American Centennial and Cayman Island-domiciled British Insurance Company are property and casualty insurance and reinsurance companies in run-off. At December 31, 2006 and 2005, American Centennial had $80 million and $77 million of total assets and $13 million and $17 million of shareholder’s equity, respectively. At December 31, 2006 and 2005, British Insurance Company had $37 million and $38 million of total assets and $8 million and $6 million of shareholder’s equity, respectively.

In January 2004, White Mountains sold Peninsula, a Maryland-domiciled property and casualty insurer, for $23 million. For the year ended December 31, 2003, Peninsula had $34 million of net written premiums.

WTM Bank Facility

The Company and White Mountains Re Group, Ltd. are both permitted borrowers under a $500 million revolving credit facility (the “WTM Bank Facility”), which matures in November 2011. As of December 31, 2006, White Mountains had $320 million of debt outstanding under the WTM Bank Facility.

INVESTMENTS

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of December 31, 2006 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years at December 31, 2006, including short-term investments, to seek the highest after-tax, risk-adjusted total returns.

Prospector’s equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using bottom-up, value discipline. Preservation of capital is of the utmost importance. Using a value orientation, White Mountains invests in relatively concentrated positions in the United States and other developed markets.

Trust account investments

In connection with the OneBeacon Offering, Fund American and FAEH each established an irrevocable grantor trust. The assets of each trust is solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of Fund American’s Berkshire Preferred Stock, and $20 million liquidation preference of FAEH’s Zenith Preferred Stock. Fund American and FAEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government sponsored enterprises, the scheduled interest and principal payments of which are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively (including the mandatory redemption of the Berkshire Preferred Stock in May 2008 and the optional redemption of the Zenith Preferred Stock in June 2007, which White Mountains will exercise). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Montpelier Re

In December 2001, White Mountains, the Benfield Group plc and several other private investors established Montpelier Re and its wholly-owned subsidiary Montpelier Reinsurance Ltd. On October 15, 2002, Montpelier Re successfully completed an initial public offering and its common shares are listed on the New York Stock Exchange. White Mountains initially invested $180 million in Montpelier Re in exchange for 10.8 million common shares and warrants to acquire 4.8 million additional common shares of Montpelier Re.

During the first quarter of 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier Re from an existing warrant holder for $54 million in cash, thereby raising the total number of Montpelier Re warrants owned by White Mountains to 7.2 million.

Also during the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier Re to third parties. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier Re and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier Re as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value.

During the third quarter of 2006, White Mountains sold an additional 5.4 million shares of its common share investment in Montpelier Re to third parties, thereby reducing the total number of Montpelier Re common shares owned by White Mountains to 0.9 million.

At December 31, 2006 and 2005, White Mountains’ investment in Montpelier Re warrants and common shares totaled $67 million and $167 million, respectively.

Investments in Unconsolidated Affiliates

Symetra

On August 2, 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies, which are now operating under the Symetra brand, focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equityand $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra’s eight member board of directors.

Symetra’s total revenues and net income for the years ended December 31, 2006 and 2005 were $1,564 million and $159 million, respectively, and $1,628 million and $146 million, respectively and for the five months ended December 31, 2004 were $702 million and $58 million, respectively. Symetra’s total assets and shareholders’ equity as of December 31, 2006 and 2005 were $20.1 billion and $1.3 billion, respectively, and $21.0 billion and $1.4 billion, respectively. Symetra’s principal insurance operating subsidiaries are rated “A” (Excellent, the third highest of fifteen ratings) by A.M. Best and “A-” (Strong, the seventh highest of twenty-one ratings) by Standard & Poor’s.

As of December 31, 2006 and 2005, White Mountains’ total investment in Symetra was $307 million and $288 million, respectively, excluding ($4) million and $24 million, respectively, of equity in unrealized (losses) and gains from Symetra’s fixed maturity investments. During 2006, White Mountains received cash dividends from Symetra of $16 million on its common share investment and $9 million on its warrant investment.

Delos

On August 3, 2006, White Mountains Re sold Sirius America to Delos. As part of the transaction, White Mountains invested $32 million, representing an equity interest of approximately 18% of Delos, which is accounted for as an equity method investment in an unconsolidated affiliate. As of December 31, 2006, White Mountains’ total investment in Delos was $32 million.

Main Street America Holdings, Inc. (“MSA”)

MSA is a subsidiary of Main Street America Group Mutual Holdings, Inc. (“Main Street Group”), a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. White Mountains owned 50% of the outstanding common stock of MSA from March 1998 until October 2006, when White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of MSA Group, and (ii) 4.9% of the common stock of MSA Group. As a result of this transaction, White Mountains no longer accounts for its investment in MSA under the equity method as an investment in an unconsolidated affiliate.

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

Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. The Massachusetts Commonwealth Automobile Reinsurers is one such reinsurance facility in which OneBeacon is compelled to participate. As a result, OneBeacon could be required to underwrite policies with a higher risk of loss than it would otherwise voluntarily accept.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2006, the reserve for such assessments at OneBeacon totaled $17 million.

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

White Mountains’ U.S. insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2006 complied with such laws and regulations in all material respects.

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

White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains’ insurance and reinsurance operating subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance and reinsurance operating subsidiaries impose regulatory application and approval requirements on acquisitions of White Mountains’ common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of 10% of White Mountains’ common shares, or in some states as little as 5%, may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

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

Sweden

Sirius International is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the “FSA”). As Sweden is a member of the European Union (the “EU”), this supervision covers all locations within the EU. Generally, the FSA has broad supervisory and administrative powers over such matters as licenses, standard of solvency, investments, method of accounting, form and content of financial statements, minimum capital and surplus requirements, annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event on non-compliance.

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled $1.3 billion at December 31, 2006. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($351 million at December 31, 2006) is included in solvency capital.

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

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries and the debt ratings for Fund American’s Senior Notes as of February 28, 2007:

			Sirius		Fund American
	OneBeacon	Folksamerica Re	International	Esurance	Senior Notes (5)
A.M. Best
Rating (1)	“A” (Excellent)	“A-” (Excellent)	“A” (Excellent)	“A” (Excellent)	“bbb” (Very Good)
Outlook	Stable	Stable	Stable	Stable	Stable

Standard & Poor’s
Rating (2)	“A” (Strong)	“A-” (Strong)	“A-” (Strong)	No Rating	“BBB” (Adequate)
Outlook	Stable	Stable	Stable	N/A	Stable

Moody’s
Rating (3)	“A2” (Good)	“A3” (Good)	“A3” (Good)	“A2” (Good)	“Baa2” (Medium Grade)
Outlook	Stable	Stable	Stable	Stable	Stable

Fitch
Rating (4)	“A” (Strong)	“A-” (Strong)	“A-” (Strong)	“A” (Strong)	“BBB” (Good)
Outlook	Stable	Stable	Stable	Stable	Stable

(1)             “A” is the third highest of fifteen financial strength ratings, “A-” is the fourth highest of fifteen financial strength ratings and “bbb” is the ninth highest of twenty-two creditworthiness ratings assigned by A.M. Best.

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

(4)             “A” is the sixth and “A-” is the seventh highest of twenty-four financial strength ratings and “BBB” is the ninth highest of twenty-three creditworthiness ratings assigned by Fitch.

(5)             The Senior Notes issued by Fund American are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

EMPLOYEES

As of December 31, 2006, White Mountains employed 5,292 persons (consisting of 36 persons at the Company and its intermediate holding companies, 3,243 persons at OneBeacon, 546 persons at White Mountains Re, 1,415 persons at Esurance, 29 persons at WM Advisors, 5 persons at WM Life Re, 5 persons at Galileo and 13 persons at the International American Group companies). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.                     Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 88) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

We write insurance and reinsurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural risk to our business. We also have significant exposure to a major California earthquake and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Delaware to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our surplus levels.

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools and analyses, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially adversely affected.

We may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Additionally, we may be unable to collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.

We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from primary ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

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

Our loss reserves maybe inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported, or IBNR, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

For further discussion of our loss and LAE, including our asbestos and environmental reserves, see “Loss and Loss Adjustment Expenses” in “CRITICAL ACCOUNTING ESTIMATES” in Item 7.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” in Item 1 for a summary of financial strength ratings on our significant subsidiaries and creditworthiness ratings on our Senior Notes. A downgrade or withdrawal of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance or reinsurance policies or renewing existing insurance policies, which could have a material adverse effect on our financial condition and results of operations. A downgrade or withdrawal of our creditworthiness ratings could severely limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

Additionally, the majority of White Mountains Re’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or S&P were to downgrade the financial strength ratings of either Folksamerica Re or Sirius International below “A-”. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition, results of operations and/or liquidity, but such an effect could be materially adverse.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2006, we had approximately $1,108 million face value of indebtedness and $320 million face value of mandatorily redeemable preferred stock outstanding. In connection with the OneBeacon Offering, we established and funded trusts that are solely dedicated to the payment of dividends and redemption amounts of our outstanding mandatorily redeemable preferred stock with a deposit of U.S. government securities.

Our ability to meet our debt and related service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries’ current debt and preferred stock levels, the risks described in the previous paragraph would increase.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio consists of fixed maturity securities, short-term investments, common equity securities and other investments such as hedge funds, limited partnerships and private equities. Our investment selections are designed to maximize after-tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

Investment returns are an important part of our growth in book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, by investing our capital as well as insurance premiums allocated to support unpaid loss and LAE reserves. We also recognize unrealized investment gains and losses on the securities we hold in our investment portfolio and we generate investment gains and losses from sales of securities from our investment portfolio.

The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and we may not be able to compete effectively in the future.

The property and casualty insurance and reinsurance industries are highly competitive and have, from time to time, experienced severe price competition. OneBeacon competes with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual, American International Group, Inc. and the regional Farm Bureaus. White Mountains Re competes with numerous reinsurance companies throughout the world, including ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hannover Ruckversicherung AG, Lloyd’s of London, Munich Re Group, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc., XL Capital Ltd and General Reinsurance Corporation. Esurance competes with national and regional personal automobile insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

The agents upon whom OneBeacon relies compete with direct writers of insurance, who are often able to offer substantial discounts in pricing as compared to OneBeacon’s insurance products. If OneBeacon’s agents experience increased competition from direct writers of insurance, we in turn could be adversely affected if OneBeacon’s agents are unable to maintain a competitive position in their respective markets. In addition, substantial new capital and competitors have entered the reinsurance market in recent months, and we expect to face further competition in the future. If we are unable to maintain our competitive position, our insurance and reinsurance businesses may be adversely affected and we may not be able to compete effectively in the future.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see “Item 3. Legal Proceedings.”

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our financial condition and results of operations by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance and reinsurance contracts that are affected by the changes.

Regulation may restrict our ability to operate.

The insurance and reinsurance industries are subject to extensive regulation under U.S., state and foreign laws. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves. In our insurance underwriting, we rely heavily upon information gathered from third parties such as credit report agencies and other data aggregators. The use of this information is also highly regulated and any changes to the current regulatory structure could materially affect how we underwrite and price premiums.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, legislation has been recently passed in Florida that significantly changes the reinsurance protection provided by the Florida Hurricane Catastrophe Fund to companies that write business in Florida. The new legislation also contains a provision that will disallow insurers that write homeowners insurance elsewhere in the United States to write automobile insurance in Florida unless they also write homeowners insurance in Florida. The impact of the new legislation, which could be adverse, upon White Mountains’ insurance and reinsurance business in Florida cannot be determined until regulations interpreting the legislation are promulgated. In addition, state and Federal legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could impact our business.

Government authorities are continuing to investigate the insurance and reinsurance industries, which may adversely affect our business.

Recently, the insurance industry has been heavily scrutinized by various regulatory bodies, including State Attorneys General and state insurance departments, for alleged illegal conduct surrounding a number of topics, including producer compensation arrangements and the sale and use of finite reinsurance.

During 2005 and 2004, OneBeacon received subpoenas from the Attorneys General of Massachusetts, New York and Connecticut requesting documents and seeking information relating to the conduct of business between insurance brokers and OneBeacon. Some of our other subsidiaries have also received information requests from various state insurance departments regarding producer compensation arrangements. We have cooperated with all of these subpoenas and information requests. We believe these requests to be part of the industry-wide investigation regarding industry sales practices. These investigations of the insurance and reinsurance industries, whether involving our companies specifically or not, together with any legal or regulatory proceedings related settlement, or industry reforms, may materially adversely affect our business and future prospects.

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

We may become subject to taxes in Bermuda after 2016.

We may become subject to taxes in Bermuda after 2016. We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.

Changes in tax laws or tax treaties may cause more of the income of certain non-U.S. companies in our group to become subject to taxes in the United States.

The taxable income of our U.S. subsidiaries is subject to U.S. Federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally not subject to tax in the United States other than withholding taxes on interest and dividends. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could impact income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.

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

Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees nor key man life insurance and the loss of one or more of these key employees could adversely affect on our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

We are organized under the laws of Bermuda, and a portion of our assets will be located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the Federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we will have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the Federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.

Our corporate affairs are governed by the Companies Act 1981 of Bermuda, or the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some part of the shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

Item 1B.                 Unresolved Staff Comments

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 2.                          Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, the Company maintains a professional office in Guilford, Connecticut, which houses its investment and corporate finance functions.

The United States headquarters of OneBeacon is located in Canton, Massachusetts, while its principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.

White Mountains Re’s headquarters is in Hamilton, Bermuda and its principal executive office is located in Guilford, Connecticut. Folksamerica is headquartered in New York, New York with branch offices in various cities throughout the United States and in Toronto, Canada. Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe and Asia. WMRUS maintains offices in Dublin, Ireland and Hamilton, Bermuda. Esurance is headquartered in San Francisco, California with various offices throughout the United States.

The Company’s headquarters, registered office, principal executive office and investment and corporate finance offices are leased. Sirius International’s home office in Sweden and substantially all of its branch offices, as well as WMRUS’s offices in Ireland and Bermuda, are leased. Folksamerica’s home office and its branch offices are leased as well. OneBeacon owns its home office. Most of OneBeacon’s branch offices are leased with the exception of branch offices located in New York. Esurance’s home office and its branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group (“Liberty Mutual”) pursuant to a renewal rights agreement (the “Liberty Agreement”), which expired on October 31, 2003. OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $68 million. Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of December 31, 2006, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute, the ULAE Arbitration. The initial organizational meeting on the ULAE arbitration was held in February 2007 and the final hearing is scheduled for April 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to reinsurance premiums, ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE arbitration. The parties are in the process of selecting an arbitration panel and the dates for the arbitration hearing have not yet been scheduled. In January 2007, this arbitration was consolidated into the ULAE arbitration.

OneBeacon Insurance Group LLC and OBIC also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Court of Common Pleas for Philadelphia County, Pennsylvania, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing commenced in November 2006 and will continue in May 2007.

OneBeacon believes that its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all related disputes with Liberty Mutual.

Item 4.                          Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

Executive Officers of the Registrant and its Subsidiaries (As of February 28 2007)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	56	2007
Charles B. Chokel	Managing Director and Chief Financial Officer of White Mountains Re	53	2002
David T. Foy	Executive Vice President and Chief Financial Officer	40	2003
G. Thompson Hutton	President and CEO of White Mountains Re	51	2006
Robert R. Lusardi	Executive Vice President and Managing Director of White Mountains Capital, Inc.	50	2005
T. Michael Miller	President and CEO of OneBeacon	48	2005
J. Brian Palmer	Chief Accounting Officer	34	2001
Robert L. Seelig	Vice President and General Counsel	38	2002
Gary C. Tolman	President and CEO of Esurance	55	2005

All executive officers of the Company and its subsidiaries are elected by the Board for a term of one year or until their successors have been elected and have duly qualified. Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:

Mr. Barrette has served as Chairman and CEO of the Company since January 2007. He served as a director of the Company from 2000 to 2005 and was re-appointed as a director in August 2006. He previously served as President and CEO of the Company from 2003 to 2005, as CEO of OneBeacon from 2001 to 2002, as President of the Company from 2000 to 2001 and as Executive Vice President and Chief Financial Officer of the Company from 1997 to 2000.

Mr. Chokel has served as Managing Director and Chief Financial Officer of White Mountains Re since August 2006. Prior to that he served as Managing Director of White Mountains Capital, Inc. since September 2003, as Managing Director and Chief Administrative Officer of OneBeacon since January 2003 and as Managing Director of OneBeacon since March 2002. Prior to joining OneBeacon, Mr. Chokel served as Executive Vice President and Chief Financial Officer of Conseco, Inc. from March 2001 to March 2002 and as Co-CEO of The Progressive Corporation from January 1999 to January 2001. Mr. Chokel joined Progressive in 1978.

Mr. Foy was appointed Executive Vice President and Chief Financial Officer of the Company in April 2003. Prior to joining White Mountains in 2003, Mr. Foy served as Senior Vice President and Chief Financial Officer of Hartford Life Inc. and joined that company in 1993. Prior to joining Hartford Life, Mr. Foy was with Milliman and Robertson, an actuarial consulting firm. Mr. Foy also serves as the Chairman of Symetra and as a director of OneBeacon Ltd.

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

Mr. Lusardi was appointed Executive Vice President and Managing Director of White Mountains Capital, Inc. in February 2005. Prior to joining White Mountains, Mr. Lusardi was an Executive Vice President of XL Capital Ltd, most recently as Chief Executive of Financial Products and Services. Prior to joining XL Capital Ltd, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998. Mr. Lusardi also serves as a director of OneBeacon Ltd., Symetra and Primus Guaranty, Ltd.

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

PART II

Item 5.                          Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

As of February 28, 2007, there were 368 registered holders of White Mountains’ common shares, par value $1.00 per share.

During 2006 and 2005, the Company declared and paid cash dividends on common shares of $8.00 and $8.00 per common share, respectively.

Common shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH). The quarterly range of the high and low sales price for common shares during 2006 and 2005 is presented below:

	2006		2005
	High	Low	High	Low
Quarter ended:
December 31	$603.00	$496.00	$638.99	$555.00
September 30	537.00	447.00	711.99	583.60
June30	591.00	465.01	677.50	564.50
March 31	594.50	517.00	695.00	582.00

No repurchases of common shares were made by or on behalf of the Company during the fourth quarter of 2006.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares (NYSE symbol “WTM”) as of January 1, 2002, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2006 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Five-Year Cumulative Total Return
(value of $100 invested January 1, 2002)

Item 6.                          Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended December31, 2006, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2006		2005	2004	2003		2002
Income Statement Data:
Revenues	$4,794		$4,632	$4,555	$3,794		$4,208
Expenses	4,064		4,327	4,297	3,420		4,089
Pre-tax earnings (loss)	730	(h)	305	258	374		119
Income tax (provision) benefit	(99)		(37)	(47)	(127)		(11)
Minority interest	(16)		(12)	(11)	(2)		—
Equity in earnings of unconsolidated affiliates	37		34	38	57		14
Accretion and dividends on preferred stock of subsidiaries	—		—	—	(21	)(b)	(41)
Net income from continuing operations	652		290	238	281		81
Cumulative effect of changes in accounting principles	—		—	—	—		660 (a)
Extraordinary gains	21		—	181 (c)	—		7
Net income	$673		$290	$419	$281		$748
Net income from continuing operations per share:
Basic	$62.51		$26.96	$24.05	$26.48		$7.47
Diluted	$62.32		$26.56	$22.67	$23.63		$6.80

Balance Sheet Data:
Total assets	$19,444		$19,418	$19,015	$15,882		$17,267
Short-term debt	—		—	—	—		33
Long-term debt	1,107		779	783	743		760
Convertible preference shares	—		—	—	—		219
Mandatorily redeemable preferred stock of subsidiaries	262		234	212	195	(b)	181
Minority interest	603	(h)	96	59	5		—
Common shareholders’ equity	4,455		3,833	3,884	2,979		2,408
Book value per share (d)	$408.62		$347.00	$349.60	$293.15		$254.52
Fully converted tangible book value per share (e)	$406.00		$342.51	$342.52	$291.27		$258.82

Share Data:
Cash dividends paid per common share	$8.00		$8.00	$1.00	$1.00		$1.00
Ending common shares (000’s) (f)	10,783		10,779	10,773	9,007		8,351
Ending equivalent common shares (000’s) (g)	29		34	46	1,775		2,455
Ending common and equivalent common shares (000’s)	10,812		10,813	10,819	10,782		10,806

(a)             In accordance with its adoption of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”,the Company recognized all of its outstanding deferred credits on January 1,2002.

(b)            In accordance with its adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), on July 1,2003, the Company reclassified its outstanding mandatorily redeemable preferred stock from mezzanine equity to liabilities on its balance sheet and, beginning in the third quarter of 2003, White Mountains began presenting all accretion and dividends on its mandatorily redeemable preferred stock as interest expense. See Note 1.

(c)             Extraordinary gains in 2004 resulted from the excess of the fair value over the cost of net assets acquired in the Sirius, Symetra, Tryg-Baltica and Sierra transactions.

(d)            Includes the dilutive effects of outstanding incentive options to acquire common shares (“Options”) and, for years prior to 2004, warrants to acquire common shares.

(e)             Book value per share plus unamortized deferred credits less goodwill and the equity in net unrealized gains from Symetra’s fixed income portfolio per common and equivalent common share. The 2002 fully converted tangible book value per share assumes outstanding convertible preference shares to be equivalent common shares.

(f)               During 2003, 677,966 common shares were issued in satisfaction of Convertible Preference Shares. During 2004, 1,724,200 common shares were issued in satisfaction of warrants exercised.

(g)            Includes outstanding Convertible Preference Shares, Options and warrants to acquire common shares, when applicable.

(h)            In connection with the OneBeacon Offering, White Mountains recognized a $171 million gain in other revenues and recorded a $491 million minority interest liability.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income (loss), fully converted tangible book value per common and equivalent share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 59). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

Overview

White Mountains ended 2006 with a fully converted tangible book value per common share of $406, which represented an increase of 21% (including dividends) over the fully converted tangible book value per common share of $343 as of December 31, 2005. This increase reflects favorable weather conditions and strong investment results when compared to 2005. Additionally, during the fourth quarter of 2006, White Mountains recognized an after-tax gain of $171 million, or $16 per common share, on the sale of 27.6% of its interest in OneBeacon through an initial public offering.

White Mountains ended 2005 with a fully converted tangible book value per common share of $343, which represented an increase of 2% (including dividends) from $343 as of December 31, 2004. During 2005, White Mountains experienced significant losses from hurricanes Katrina, Rita and Wilma, and from the Company’s investment in Montpelier Re that adversely impacted fully converted tangible book value per common share.

Fully Converted Tangible Book Value Per Share

The following table presents the Company’s tangible book value per share for the years ended December 31, 2006, 2005, and 2004 and reconciles this non-GAAP measure to the most comparable GAAP measure:

	December 31,
	2006		2005	2004
Book value per share numerators (in millions):
Common shareholders’ equity	$4,455.3		$3,833.2	$3,883.9
Benefits to be received from share obligations under employee benefit plans	4.7		5.1	6.7
Remaining accretion of subsidiary preferred stock to face value	(41.8	)(1)	(86.0)	(108.1)
Book value per share numerator	4,418.2		3,752.3	3,782.5
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	4.1		(24.2)	(56.6)
Goodwill	(32.5)		(24.4)	(20.0)
Fully converted tangible book value per common and equivalent share numerator	$4,389.8		$3,703.7	$3,705.9
Book value per share denominators (in thousands of shares):
Common shares outstanding	10,782.8		10,779.2	10,772.8
Share obligations under employee benefit plans	29.5		34.3	46.5
Fully converted tangible book value per common and equivalent share	10,812.3		10,813.5	10,819.3
Book value per share	$408.62		$347.00	$349.60
Fully converted tangible book value per common and equivalent share	406.00		342.51	342.52

(1)             72.4% of remaining adjustment of subsidiary preferred stock to face value, which is representative of White Mountains’ ownership interest in OneBeacon.

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
Millions	2006	2005	2004
Gross written premiums	$4,312.4	$4,601.6	$4,792.1
Net written premiums	$3,843.5	$3,776.1	$3,904.8
Revenues
Earned insurance and reinsurance premiums	$3,712.7	$3,798.6	$3,820.5
Net investment income	435.5	491.5	360.9
Net realized investment gains	272.7	112.6	181.1
Gain on sale of OneBeacon shares	171.3	—	—
Other revenue	202.0	229.2	192.8
Total revenues	4,794.2	4,631.9	4,555.3
Expenses
Losses and LAE	2,452.7	2,858.2	2,591.1
Insurance and reinsurance acquisition expenses	754.8	761.2	744.4
Other underwriting expenses	505.4	424.7	520.4
General and administrative expenses	218.3	148.8	301.0
Accretion of fair value adjustment to loss and LAE reserves	24.5	36.9	43.3
Interest expense - debt	50.1	44.5	49.1
Interest expense - dividends and accretion on preferred stock	58.6	52.4	47.6
Total expenses	4,064.4	4,326.7	4,296.9
Pre-tax income	$729.8	$305.2	$258.4
Income tax provision	(98.9)	(36.5)	(47.0)
Equity in earnings of unconsolidated affiliates	36.9	33.6	37.4
Minority interest	(16.0)	(12.2)	(10.6)
Net income before extraordinary items	$651.8	$290.1	$238.2
Excess of fair value of acquired net assets over cost	21.4	—	180.5
Net income	$673.2	$290.1	$418.7
Other comprehensive income (loss)	32.9	(254.1)	176.5
Comprehensive net income	$706.1	$36.0	$595.2
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	28.3	32.4	(56.6)
Adjusted comprehensive net income	$734.4	$68.4	$538.6

Consolidated Results - Year Ended December 31, 2006 versus Year Ended December 31, 2005

White Mountains reported adjusted comprehensive net income of $734 million for 2006, compared to $68 million in 2005. Net income was $673 million in 2006, compared to $290 million in 2005. The increase in 2006 adjusted comprehensive net income resulted primarily from the gain on the sale of OneBeacon shares, favorable weather conditions, strong investment returns and a $21 million after-tax gain on the purchase of Mutual Service. In addition, the 2005 results included $288 million in after-tax losses from hurricanes Katrina, Rita and Wilma, while 2006 included $70 million in after-tax losses from adverse development on those storms and a $95 million after-tax loss from the Olympus reimbursement (see description on page 52). 2005 also included $104 million of after-tax comprehensive net loss from the Montpelier Re investment, compared to $10 million in after-tax comprehensive net income in 2006. Adjusted comprehensive net income for 2006 also benefitted from $59 million of after-tax unrealized foreign currency gains, compared to $70 million of after-tax unrealized foreign currency losses in 2005, primarily from currency fluctuations of the U.S. dollar against the Swedish Krona and the Euro.

White Mountains’ total revenues increased by 4% to $4,794 million in 2006 compared to $4,632 million in 2005, mainly due to the $171 million gain on the sale of OneBeacon shares and a $160 million increase in net realized investment gains, primarily due to $165 million of pre-tax losses in the value of the Company’s investment in Montpelier Re realized during 2005, compared to a $5 million pre-tax gain realized in 2006. These increases were partially offset by a $56 million decrease in net investment income, primarily due to the receipt in 2005 of $74 million special dividend from Montpelier Re, and a 2% decrease in earned premiums, primarily due to a decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance.

White Mountains’ total expenses decreased by 6% to $4,604 million for 2006, primarily due to a $406 million decrease in losses and LAE, partially offset by a $70 million increase in general and administrative expenses. The decrease in losses and LAE was due mainly to lower catastrophe losses in 2006 compared to 2005. In 2005, White Mountains reported $422 million in pre-tax loss and LAE on hurricanes Katrina, Rita and Wilma, compared to $106 million in loss and LAE from adverse development on those storms, as well as a $137 million loss and $9 million in forgone override commissions from the Olympus reimbursement in 2006. The increase in general and administrative expenses in 2006 when compared to 2005 was primarily due to increased incentive compensation expenses.

Consolidated Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains reported adjusted comprehensive net income of $68 million for 2005, compared to $539 million in 2004. Net income was $290 million in 2005, compared to $419 million in 2004. The reduction in 2005 adjusted comprehensive net income resulted primarily from the aforementioned hurricane losses and Montpelier Re investment decline, as well as the impact of $181 million in transaction gains reported in 2004, primarily from the Sirius Acquisition.

White Mountains’ total revenues increased by 2% in 2005 compared to 2004, mainly from a $131 million increase in net investment income, primarily due to a $74 million special dividend from Montpelier Re in 2005. Earned premiums decreased by 1% in 2005, primarily due to a decrease at OneBeacon, which was partially offset by increases at White Mountains Re and Esurance. Net realized investment gains decreased by $69 million in 2005, primarily due to losses in the value of the Company’s investment in Montpelier Re during 2005.

White Mountains’ total expenses also increased by 1% for 2005 as a $267 million increase in loss and LAE, primarily due to hurricanes Katrina, Rita and Wilma, was partially offset by a $152 million decrease in general and administrative expenses, primarily due to decreased incentive compensation expense resulting from a 14% decline in White Mountains’ share price during the year.

Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The income tax provision related to pretax earnings for 2006, 2005 and 2004 represents an effective tax rate of 13.6%, 12.0% and 18.2%, respectively. White Mountains’ effective tax rates for 2006, 2005 and 2004 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. In addition, White Mountains’ effective tax rate for 2006 benefitted from tax benefits recognized in the second quarter of 2006 related to settlements of U.S. Federal income tax audits for years 2001 and 2002 of Fund American Financial Services, Inc. and White Mountains’ effective tax rate for 2004 benefitted from the recognition of foreign tax credits, partially offset by taxes incurred from an internal reorganization of the company.

During 2005, White Mountains was advised that the Joint Committee on Taxation approved the United States Internal Revenue Service audit of White Mountains’ 1997-2000 tax years, which contained no significant adjustments to the tax returns filed by White Mountains. This audit included the redomestication of White Mountains to Bermuda in 1999.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 13 - “Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the years ended December 31, 2006, 2005 and 2004 follow:

	Year Ended December 31,
($ in millions)	2006	2005	2004
Gross written premiums	$2,088.4	$2,266.5	$2,657.5
Net written premiums	$1,957.6	$2,121.1	$2,459.1
Earned insurance and reinsurance premiums	$1,944.0	$2,118.4	$2,378.5
Net investment income	187.6	242.4	219.9
Net realized investment gains	156.4	122.8	129.4
Other revenue	38.8	50.3	59.5
Total revenues	2,326.8	2,533.9	2,787.3
Losses and LAE	1,180.3	1,401.5	1,545.2
Insurance and reinsurance acquisition expenses	332.3	390.7	442.3
Other underwriting expenses	360.1	278.9	369.2
General and administrative expenses	15.3	8.4	81.9
Accretion of fair value adjustment to loss and LAE reserves	23.0	26.0	33.2
Interest expense on debt	45.6	44.1	45.0
Interest expense - dividends and accretion on preferred stock	58.6	52.4	47.6
Total expenses	2,015.2	2,202.0	2,564.4
Pre-tax earnings	$311.6	$331.9	$222.9

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2006, 2005, and 2004:

($ in millions)	Year Ended December 31, 2006
GAAP Ratios:	Specialty	Personal	Commercial	Total(1)
Loss and LAE	55%	64%	56%	61%
Expense	34%	32%	39%	35%
Total Combined	89%	96%	95%	96%
Net written premiums	$437.6	$800.6	$718.3	$1,957.6
Earned insurance premiums	$432.3	$822.3	$689.3	$1,944.0

($ in millions)	Year Ended December 31, 2005
GAAP Ratios:	Specialty	Personal	Commercial	Total (1)
Loss and LAE	54%	62%	59%	66%
Expense	31%	29%	38%	32%
Total Combined	85%	91%	97%	98%
Net written premiums	$548.8	$910.2	$654.4	$2,121.1
Earned insurance premiums	$521.9	$933.7	$654.7	$2,118.4

($ in millions)	Year Ended December 31, 2004
GAAP Ratios:	Specialty	Personal	Commercial	Total (1)
Loss and LAE	57%	63%	56%	65%
Expense	33%	28%	42%	34%
Total Combined	90%	91%	98%	99%
Net written premiums	$565.7	$1,063.3	$826.8	$2,459.1
Earned insurance premiums	$539.0	$1,070.9	$710.3	$2,378.5

(1)     Includes results from run-off operations.

Beginning in the fourth quarter of 2006, OneBeacon includes OBSP within commercial lines and AutoOne within personal lines. Both OBSP and AutoOne were formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of OneBeacon’s underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation. Additionally, during 2005, OneBeacon reallocated $34 million of IBNR reserves from ongoing lines of business to run-off. This reallocation had the effect of lowering the combined ratios for specialty, commercial and personal lines, but had no net impact on OneBeacon’s overall results.

OneBeacon Results - Year Ended December 31, 2006 versus Year Ended December 31, 2005

Overview

OneBeacon’s pre-tax income for 2006 was $312 million compared to $332 million for 2005, and its GAAP combined ratio was 96% for 2006 compared to 98% for 2005. OneBeacon’s 2005 results included the results of NFU prior to its sale on September 30, 2005. The inclusion of NFU in the results for the first nine months of 2005 reduced the 2005 combined ratio by one point.

Lower adverse development on prior accident year losses caused OneBeacon’s 2006 combined ratio to decrease four points from 2005. OneBeacon’s 2006 results included $23 million of adverse development on prior accident years compared to $95 million in 2005, which primarily related to 2002 and prior accident years. Lower current accident year catastrophe losses also caused OneBeacon’s 2006 combined ratio to decrease two points from 2005. OneBeacon’s 2006 results included $29 million in current accident year catastrophe losses compared to $81 million in 2005, which included $69 million in from hurricanes Katrina, Rita and Wilma. Offsetting these decreases was a one point increase from higher incentive compensation expenses in 2006 and a one point increase from $20 million of expenses associated with actions taken to reduce long-term occupancy costs, including OneBeacon’s move to its new U.S. headquarters in Canton, Massachusetts. In addition, OneBeacon’s 2005 results included a $54 million gain from the settlement of its retiree medical plan, which reduced the 2005 combined ratio by three points. The retiree medical plan, which had been frozen in 2002, was terminated and an independent trust was established and funded to provide benefits to covered participants. These actions relieved OneBeacon of its future retiree medical obligations and triggered recognition of the gain. The majority of the gain was recorded as a reduction of other underwriting expenses with a portion of the gain reflected as a reduction in loss and LAE because a portion of the expense of the retiree medical program was allocated to the claims department.

OneBeacon’s total revenues decreased 8% in 2006 to $2,327 million compared to $2,534 million in 2005. The decrease was due principally to a 6% decrease in earned premiums in 2006, primarily due to the aforementioned sale of NFU, which had $130 million of earned premium in 2005. Net investment income decreased to $188 million in 2006 compared to $242 million in 2005, primarily due to the receipt of a $35 million special dividend on Montpelier Re common shares in the first quarter of 2005. Net realized investment gains increased to $156 million in 2006 compared to $123 million in 2005. The 2005 period included a realized loss of $55 million due to an other-than-temporary impairment on OneBeacon’s investment in Montpelier Re common shares. Other revenues in 2006 included a pre-tax gain of $30 million from OneBeacon’s sale of the renewal rights to its Agri business and a pre-tax loss on the exchange of its investment in MSA of $13 million (after tax, the MSA exchange resulted in an $8 million net realized gain). Other revenues in 2005 included $34 million in gains recorded from the sales of two subsidiaries, NFU and Traders and Pacific Insurance Company.

Specialty Lines. The specialty lines combined ratio for 2006 was 89% compared to 85% for 2005. The increase was primarily due a higher expense ratio, which rose to 34% in 2006 from 31% in 2005. The increased expense ratio was primarily due to a one point increase in incentive compensation expense in 2006 and the favorable impact in 2005 of the settlement of the retiree medical plan, which lowered that year’s expense ratio by two points. The loss and LAE ratio for 2006 was essentially flat when compared to 2005. Excluding the impact of the aforementioned reallocation of reserves to run-off, which reduced the 2005 loss ratio by three points, the loss and LAE ratio improved in 2006.

Net written premiums for specialty lines decreased by 20% to $438 million in 2006, compared to $549 million in 2005, mainly due to the aforementioned sales of NFU and Agri. Excluding NFU and Agri, specialty lines net written premiums increased $41 million, or 12%, from 2005. The increase was mainly due to a $30 million increase in net written premiums at OBPP to $179 million in 2006 from $149 million in 2005, principally driven by long-term care and lawyers professional liability products. Net written premiums for all other specialty lines businesses increased modestly or were essentially flat when compared with the prior year.

Personal Lines. The personal lines combined ratio for 2006 was 96%, compared to 91% for 2005. The loss and LAE ratio increased to 64% in 2006, compared to 62% in 2005, primarily due to favorable items in 2005. The personal lines 2005 loss and LAE ratio included the benefit of the settlement of the retiree medical plan and the favorable impact of the reallocation of IBNR reserves to run-off, which each reduced the loss and LAE ratio by approximately one point. The expense ratio increased to 32% in 2006, compared to 29% in the prior year, mainly due to increased incentive compensation expenses of approximately one point in 2006 and the benefit of the settlement of the retiree medical plan in 2005, which decreased the 2005 expense ratio by approximately two points. In addition, the 2006 expense ratio was higher than the 2005 expense ratio by approximately one point as expense reductions were not proportional to reductions in earned premiums.

Net written premiums for personal lines decreased by 12% to $801 million in 2006 compared to $910 million in 2005. The decrease was primarily attributable to reduced writings at AutoOne due to the size of New York’s assigned risk pool significantly decreasing and reduced writings in traditional personal lines due to an increasingly competitive auto market and state-mandated rate decreases in Massachusetts. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $200 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. Assigned risk volumes in New Jersey are also expected to decline. Market trends indicate that the assigned risk pool in New Jersey is expected to decline to approximately $140 million in 2007, down from $175 million in 2006, $275 million in 2005 and $375 million in 2004. OneBeacon expects a continued reduction in AutoOne’s premium volume in 2007 reflective of these trends.

Commercial Lines. The commercial lines combined ratio for 2006 was 95% compared to 97% for 2005. Lower catastrophe losses caused the commercial lines 2006 combined ratio to decrease six points from 2005. Commercial lines 2006 results included $31 million in current and prior accident year catastrophe losses, which included $21 million in losses incurred from hurricanes Katrina, Rita and Wilma, compared to $64 million in 2005, which included $56 million in losses incurred from hurricanes Katrina, Rita and Wilma. Partially offsetting this decrease was the favorable impact of one point related to the benefit of the settlement of the retiree medical plan in 2005 and two points related to the reallocation in 2005 of IBNR reserves to run-off.

Net written premiums for commercial lines increased by 10% to $718 million in 2006 compared to $654 million in 2005, as net written premiums increased for both the middle market division and the small business division. The increase in net written premiums in the middle market division was experienced in property and inland marine products as well as at OBSP. The increase in small business was experienced in small business package products.

Other Lines. For 2006, other lines generated an underwriting loss of $44 million compared to an underwriting loss of $133 million in 2005. The 2005 results included $107 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. As described above, 2005 also included a reallocation of $34 million of IBNR reserves from ongoing lines of business to run-off.

OneBeacon Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

Overview

OneBeacon’s pre-tax income for 2005 was $332 million, compared to pre-tax income of $223 million for 2004, and its combined ratio was 98% for 2005, compared to 99% for 2004.

Higher catastrophe losses caused OneBeacon’s 2005 combined ratio to increase approximately three points from 2004. OneBeacon’s 2005 results included $82 million in catastrophe losses, which included $69 million in catastrophe losses related to hurricanes Katrina, Rita and Wilma, compared to $31 million of catastrophe losses in 2004. In addition, OneBeacon’s 2005 results included a $54 million gain from the settlement of its retiree medical plan, which reduced the 2005 combined ratio by three points, and a release of approximately $20 million of the New York assigned risk liability due to the shrinking of the New York assigned risk pool, which reduced the 2005 combined ratio by one point. OneBeacon’s 2005 and 2004 results also include $95 million and $100 million, respectively, in adverse development, primarily relating to 2002 and prior accident years, which impacted the combined ratio by approximately four points in each year.

OneBeacon’s total revenues decreased 9% in 2005 to $2,534 million, compared to $2,787 million in 2004, due principally to an 11% decline in earned premiums in 2005. The decrease in earned premiums was partially due to lower commercial lines premiums resulting from the sale of the renewal rights on most of OneBeacon’s non-Atlantic Mutual New York commercial lines business to Tower Insurance Group late in 2004. As a result of this transaction, approximately $110 million of premiums written in 2004 were subject to this renewal rights agreement and were not written by OneBeacon during 2005. OneBeacon’s commercial lines also had a one-time premium increase of approximately $135 million in 2004 from the assumption of unearned premium from the Atlantic Specialty transaction.

In addition, personal lines premium decreased in 2005 due to lower volumes in Massachusetts and New York. New Jersey Skylands Insurance also had lower premiums in 2005 as compared to 2004.

Net realized investment gains for 2005 included a realized loss of $55 million due to an other-than-temporary impairment with respect to OneBeacon’s investment in Montpelier Re common shares. During 2005, the market value of Montpelier Re common shares decreased from $38.45 per share to $18.90 per share. OneBeacon’s original cost of this investment in 2001 was $105 million, which was subsequently increased by $65 million in equity in earnings recorded from 2001 to March 2004, the period in which OneBeacon accounted for the investment under the equity method of accounting. The impairment charge represented the difference between OneBeacon’s GAAP cost of $170 million and the investment’s fair value of $116 million at December 31, 2005.

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

As a result of an actuarial review completed in the fourth quarter of 2005, OneBeacon reallocated some of its IBNR reserves from some of the ongoing lines of business to run-off operations. This shifted $34 million of IBNR reserves from specialty lines ($10 million), commercial lines ($12 million) and personal lines ($12 million) to run-off operations. This adjustment had no impact on OneBeacon’s total combined ratio.

Specialty Lines. The specialty lines combined ratio for 2005 was 85%, compared to 90% for 2004. The decrease in the combined ratio was mainly due to the reallocation of IBNR reserves to run-off operations and the settlement of the retiree medical plan, which reduced the combined ratio by a total of five points. Specialty lines results in 2005 included $13 million of losses ($9 million at IMU and $4 million atAgri) related to hurricanes Katrina, Rita and Wilma, which unfavorably impacted the combined ratio by three points. In 2004, the combined ratio for specialty lines was adversely impacted by two points ($11 million) from the four hurricanes in the southeastern United States.

Net written premiums for 2005 decreased by 3% to $549 million, compared to $566 million in 2004, as increases at OBPP, which included $28 million of net written premium from a renewal rights agreement with Chubb Specialty Insurance that took effect during the third quarter of 2005 were offset by the sale of NFU in the third quarter of 2005.

Personal Lines. The personal lines combined ratio for 2005 was 91%, compared to 91% for 2004. The loss and LAE ratio decreased in 2005 primarily due to strong homeowners results, aided by favorable catastrophe experience resulting from a relatively mild winter and lack of northeast wind events, as well as lower frequencies in OneBeacon’s legacy auto business. The settlement of the retiree medical plan favorably impacted the 2005 combined ratio by three points. In addition, the personal lines combined ratio was favorably impacted by one point from the reallocation of IBNR reserves to run-off operations.

Commercial Lines. The commercial lines combined ratio for 2005 was 97%, compared to 98% for 2004. The reallocation of IBNR reserves to run-off operations and the settlement of the retiree medical plan reduced the combined ratio in 2005 by a total of five points. Commercial lines results in 2005 included $56 million of losses related to hurricanes Katrina, Rita and Wilma, which impacted the combined ratio by nine points, while 2004 included storm losses of $13 million, which impacted the combined ratio by two points. The commercial lines 2004 combined ratio was also adversely impacted by transition and integration costs related to the Atlantic Specialty transaction and adverse results from its non-Atlantic Mutual New York commercial lines book.

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

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
Millions	2006	2005	2004
Gross written premiums	$1,624.5	$1,981.3	$1,933.3
Net written premiums	$1,290.0	$1,304.1	$1,246.3
Earned insurance and reinsurance premiums	$1,241.2	$1,371.6	$1,265.5
Net investment income	182.7	148.9	98.5
Net realized investment gains	59.0	76.8	29.6
Other revenue	47.8	33.5	36.1
Total revenues	1,530.7	1,630.8	1,429.7
Losses and LAE	884.6	1,237.9	918.9
Insurance and reinsurance acquisition expenses	287.2	279.6	271.8
Other underwriting expenses	94.7	107.0	122.9
General and administrative expenses	24.2	12.4	15.1
Accretion of fair value adjustment to loss and LAE reserves	1.5	10.9	10.1
Interest expense on debt	1.5	.4	3.8
Total expenses	1,293.7	1,648.2	1,342.6
Pre-tax earnings (loss)	$237.0	$(17.4)	$87.1

	Years Ended December 31,
	2006	2005	2004
GAAP ratios:
Loss and LAE	71%	90%	73%
Expense	31%	28%	31%
Total Combined	102%	118%	104%

White Mountains Re Results - Year Ended December 31, 2006 versus Year Ended December 31, 2005

White Mountains Re’s pre-tax income for 2006 was $237 million compared to a pre-tax loss of $17 million for 2005, and its GAAP combined ratio was 102% for 2006 compared to 118% for 2005. The improved combined ratio and the increase in pre-tax income resulted primarily from significantly lower catastrophe losses. During 2006, White Mountains Re recorded $86 million of unfavorable development, net of reinstatement premiums and reinsurance, related to hurricanes Katrina, Rita and Wilma and $137 million in losses and $9 million of forgone override commissions related to the Olympus reimbursement. During 2005, White Mountains Re recognized $351 million in pre-tax losses, net of reinstatement premiums and reinsurance from hurricanes Katrina, Rita and Wilma. 2005 also included $57 million of other significant property catastrophe losses, primarily from European storm Erwin and floods in Europe.

Excluding the unfavorable development from Katrina, Rita and Wilma and the Olympus reimbursement, White Mountains Re’s underwriting units performed well in 2006, reflecting generally more favorable weather conditions and continued favorable prices, terms and conditions within the reinsurance marketplace. Excluding the additional losses from hurricanes Katrina, Rita and Wilma and the Olympus reimbursement, favorable development on prior year reserves of $11 million resulted primarily from continued favorable run off of recent underwriting years at Sirius International of $46 million and favorable development of $19 million arising from Folksamerica’s agriculture line of business, offset by unfavorable development of $55 million from casualty losses associated with the Risk Capital acquisition.

White Mountains Re’s 2006 gross written premiums decreased by 18% to $1,625 million and net written premiums decreased by 1% to $1,290 million from $1,304 million in 2005. White Mountains Re reduced its overall property exposure and Folksamerica non-renewed its excess offshore energy and marine business in the Gulf of Mexico starting on January 1, 2006, which caused gross written premiums to decline substantially in 2006 versus

2005. All of the non-renewed excess offshore energy and marine business was subject to Folksamerica’s reinsurance treaty with Olympus, under which Folksamerica ceded up to 75% of this business in 2005. As a result, the impact on the change in White Mountains Re’s net written premiums from 2005 to 2006 was significantly less than the impact on the change in its gross written premiums over the same period. Gross and net written premiums were also lower during 2006 due to lower reinstatement premiums on property catastrophe reinsurance, which had primarily resulted from reinstated coverage after hurricanes Katrina and Rita in 2005, and lower premiums from Sirius America, which was sold in August 2006. Sirius America contributed $71 million and $39 million of gross and net written premiums, respectively, in 2006, compared to $248 million and $87 million, respectively, in 2005. Additionally, gross and net written premiums on casualty lines were lower in 2006, due mainly to pricing, terms and conditions that did not meet White Mountains Re’s pricing guidelines and due to higher ceding company retentions. These decreases were partially offset by increases in certain non-catastrophe exposed classes, particularly in specialty lines.

White Mountains Re’s net investment income increased by $34 million in 2006 as a result of higher overall yields and a larger investment asset base, principally due to contributions from White Mountains. Other underwriting expenses decreased in 2006 by $12 million, or 11%, from 2005, primarily due to a reduction in unallocated loss adjustment expense reserves of approximately $7 million during the first quarter of 2006 resulting from an evaluation of the remaining run-off contracts at Scandinavian Re, as well as a reduction in incentive compensation accruals. General and administrative expenses increased to $24 million in 2006 from $12 million in 2005. The increase is primarily due to accruals related to the relocation of the underwriting advisory operations from Ireland to Bermuda and costs associated with expanding the Bermuda advisory operations.

Accretion of fair value adjustment to loss and LAE reserves decreased in 2006 by $9 million, or 86%, from $11 million in 2005 as a result of a change in the rate of accretion of the fair value adjustment to loss and LAE reserves that was established in the purchase accounting for the Sirius Acquisition. The change in accretion resulted from the aforementioned evaluation of the remaining run-off contracts at Scandinavian Re and will be made prospectively over the remaining amortization period.

White Mountains Re recognized fee income of $12 million from Olympus and Helicon in 2006, $9 million of which was recorded as other revenues, compared to $61 million of fee income from Olympus in 2005, $28 million of which was recorded as other revenues. The decrease in fee income was primarily the result of a reduction in amounts ceded to Olympus and Helicon in 2006 compared to 2005 and due to FHC waiving $9 million of override commission due from Olympus in accordance with the Olympus reimbursement. Other revenues in 2006 also included a $14 million gain from the sale of Sirius America and $21 million of realized foreign exchange gains. In 2005, other revenue also included a $5 million gain from the sale of California Indemnity Insurance Company, a wholly-owned subsidiary of White Mountains Re acquired in 2004 as part of the Sierra acquisition.

Olympus reimbursement. In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million. This was mostly on Folksamerica Re’s off-shore energy and marine exposures attributable to retrocessional arrangements and business interruption coverage. As a result, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on offshore energy and marine exposures for hurricanes Katrina and Rita at full contract limits. Starting January 1, 2006, Folksamerica Re non-renewed its excess offshore energy and marine business in the Gulf of Mexico.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus, $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 was ceded to Olympus. However, FHC entered into an indemnity agreement with Olympus on June 16, 2006, under which it agreed to reimburse Olympus for up to $137 million of these losses, which were recorded as loss and LAE during the second quarter of 2006. FHC also waived override commissions on premiums earned by Olympus after March 31, 2006 for reinsurance contracts recommended by White Mountains Re with an effective date of December 31, 2005 and prior. White Mountains Re expects that the commission waivers will total approximately $10 million. Folksamerica Re will continue to cede 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property and marine, with Olympus and Helicon sharing approximately 55% and 45%, respectively, in 2007. Olympus will continue to be responsible to pay losses on exposures that have been ceded to it and will continue to receive cessions from Folksamerica Re.

White Mountains Re Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains Re’s pre-tax loss for 2005 was $17 million, compared to pre-tax income of $87 million for 2004, and its GAAP combined ratio was 118% for 2005, compared to 104% for 2004. White Mountains Re’s 2005 results included pre-tax losses, net of reinstatements and reinsurance, of $351 million from hurricanes Katrina, Rita and Wilma and $57 million of other significant property catastrophe losses, primarily from European storm Erwin and floods in Europe, which added a total of 30 points to the combined ratio. In addition, White Mountains Re recorded $51 million of net unfavorable loss reserve development in 2005 (discussed below), which contributed 4 points to the loss ratio. During 2005, earnings from business segments not impacted by the property catastrophe events and increased net investment income partially offset these losses. Additionally, White Mountains Re’s expense ratio decreased to 28% in 2005, from 31% in 2004, due mainly to a decrease in incentive compensation accruals. White Mountains Re’s 2004 results included $135 million of pre-tax losses, net of reinstatements and reinsurance, from the four hurricanes that affected the southeastern United States and the tsunami that impacted South Asia, which added a total of 11 points to the combined ratio.

White Mountains Re’s 2005 gross written premiums increased by 3% to $1,981 million and net written premiums increased by 5% to $1,304 million from 2004. The increase was due primarily to Sirius International, which was acquired in the second quarter of 2004 and contributed nine months of premiums in 2004 versus twelve months in 2005, partially offset by decreased premium volume at both Sirius International and Folksamerica as a result of the general softness in the reinsurance market prior to hurricanes Katrina, Rita and Wilma.

White Mountains Re’s net investment income increased in 2005 compared to 2004 primarily as a result of the inclusion of Sirius International’s investment portfolio, which was acquired during the second quarter of 2004, for the entire year of 2005. Other underwriting expenses decreased in 2005 by $16 million, or 13%, from 2004.

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

White Mountains Re receives fee income on reinsurance placements referred to Olympus and is entitled to a profit commission based on net underwriting profits on referred business. During 2005 and 2004, White Mountains Re earned $61 million and $69 million, respectively, of fee income from Olympus. The decrease in fee income from the prior period is primarily due to the significant loss events in 2005, including hurricanes Katrina, Rita and Wilma, which resulted in White Mountains Re not earning any profit commission in 2005 compared to earning $12 million of profit commission in 2004. The profit commission arrangement with Olympus is subject to a deficit carryforward whereby net underwriting losses from one underwriting year carryover to future underwriting years. As a result of the significant loss events in 2005, Olympus recorded a substantial net underwriting loss for the year. Accordingly, White Mountains Re does not expect to record profit commissions from Olympus for the foreseeable future.

Effective January 1, 2006, Folksamerica renewed its quota-share reinsurance arrangements with Olympus on modified terms and Sirius International terminated its agreement with Olympus. The 2005 and prior underwriting year business will continue to run-off with Olympus. For a further discussion, see “Reinsurance Protection”, under “WHITE MOUNTAINS RE” in Item 1.

Esurance

Esurance’s financial results and GAAP combined ratios for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
Millions	2006	2005	2004
Gross written premiums	$599.5	$351.9	$201.3
Net written premiums	$595.9	$349.1	$199.4

Earned insurance and reinsurance premiums	$527.5	$306.8	$176.5
Net investment income	18.4	9.8	3.5
Net realized investment gains	6.9	2.1	1.1
Other revenue	7.4	3.0	2.2
Total revenues	560.2	321.7	183.3

Losses and LAE	383.9	206.2	122.4
Insurance and reinsurance acquisition expenses	135.3	90.8	30.3
Other underwriting expenses	48.8	37.2	26.8
General and administrative expenses	0.2	—	—
Total expenses	568.2	334.2	179.5
Pre-tax earnings (loss)	$(8.0)	$(12.5)	$3.8

	Years Ended December 31,
	2006	2005	2004
GAAP ratios:
Loss and LAE	73%	67%	69%
Expense	35%	42%	33%
Total Combined	108%	109%	102%

Esurance Results - Year Ended December 31, 2006 versus Year Ended December 31, 2005

Esurance’s pre-tax loss for 2006 was $8 million compared to a pre-tax loss of $13 million for 2005. Esurance’s GAAP combined ratio was 108% for 2006 compared to 109% for 2005. Esurance’s loss ratio increased to 73% in 2006 from 67% in the prior period, due to rate reductions and one point of unfavorable development on loss reserves in 2006 compared to three points of favorable development on loss reserves in the prior year. The expense ratio decreased to 35% in 2006 from the prior period expense ratio of 42% due to lower acquisition costs and additional operating efficiencies.

Net written premium increased to $596 million, a 71% increase from 2005. As of December 31, 2006, Esurance’s in-force policy count totaled 372,688, a 76% increase over 2005. During 2006, Esurance continued to expand through national and local television advertising, online marketing, direct mail, and online agency channels. More site traffic and improved conversion rates lowered the costs of acquiring new customers during 2006.

Esurance writes business in 24 states. During 2006, Esurance’s largest states were California (with 19% of direct premium written), Florida (17%), New York (9%), Texas (6%) and Michigan (6%).

Esurance Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

Esurance’s pre-tax loss for 2005 was $13 million, compared to pretax income of $4 million for 2004. Esurance’s GAAP combined ratio was 109% for 2005, compared to 102% for 2004. Esurance’s loss ratio decreased to 67% in 2005, from 69% in the prior year, despite $2 million in losses sustained from hurricane Wilma during 2005. The decrease in the loss ratio resulted primarily from improved claims performance and increased pricing sophistication. The expense ratio increased to 42% in 2005, from 33% in the prior year, mainly due to higher acquisition expenses from Esurance’s marketing programs, driven by increased competition for new customers. The combined ratio was also adversely impacted by approximately 3 points from the adoption of a new long-term incentive compensation plan in 2005.

Net written premiums increased to $349 million in 2005, a 75% increase from 2004. As of December 31, 2005, Esurance’s in-force policy count totaled 211,851, a 79% increase over 2004, and it wrote business in twenty-two states. For the year ended December 31, 2005, Esurance’s largest states were Florida (with 20% of direct premium written), California (20%), Texas (9%), New York (8%) and Michigan (7%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group and White Mountains’ investments Symetra and Montpelier Re. A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
Millions	2006	2005	2004
Gross written premiums	$—	$1.9	$
Net written premiums	$—	$1.8	$—

Earned insurance and reinsurance premiums	$—	$1.8	$—
Net investment income	46.8	90.4	39.0
Net realized investment gains (loss)	50.4	(89.1)	21.0
Gain on sale of shares of OneBeacon	171.3	—	—
Other revenue	108.0	142.4	95.0
Total revenues	376.5	145.5	155.0

Losses and LAE	3.9	12.6	4.6
Insurance and reinsurance acquisition expenses	—	.1	—
Other underwriting expenses	1.8	1.6	1.5
General and administrative expenses	178.6	128.0	204.0
Interest expense on debt	3.0	—	.3
Total expenses	187.3	142.3	210.4
Pre-tax income (loss)	$189.2	$3.2	$(55.4)

Other Operations Results - Year Ended December 31, 2006 versus Year Ended December 31, 2005

White Mountains’ Other Operations segment reported pre-tax income of $189 million for 2006, compared to $3 million for 2005. The increase was primarily attributable to the $171 million gain on the sale of OneBeacon shares. In addition, the Montpelier Re investment accounted for $13 million in pre-tax income during 2006, compared to $63 million of pre-tax losses during 2005, which included $39 million of net investment income from the special dividend. These increased gains were partially offset by a $58 million increase in incentive compensation expense in 2006 compared to 2005. In addition, White Mountains’ weather risk management and variable annuity reinsurance businesses contributed $(3) million and $2 million, respectively, to pre-tax income for the Other Operations segment in their first year of operation.

Other Operations Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains’ Other Operations segment reported pre-tax income of $3 million for 2005, compared to a pre-tax loss of $55 million for 2004. The following items contributed to the improved results in 2005: (1) an $84 million decrease in incentive compensation expense in 2005; (2) the special dividend from Montpelier Re in the 2005 first quarter, $39 million of which was reported in this segment; (3) $26 million of gains recorded in other revenues in 2005 from the settlement of two lawsuits in which White Mountains was a plaintiff; and (4) a $14 million increase in other net investment income. Additionally, the 2004 results included a $20 million realized loss from the impact that currency fluctuations had on hedging the cost of funding for the Sirius Acquisition. These loss-reducing factors were partially offset by a $126 million decrease in net realized investment gains from the valuation of the Montpelier Re warrants (a $110 million loss in 2005 versus a $16 million gain in 2004).

II. Summary of Investment Results

A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
Millions	2006	2005	2004
Net investment income	$435.5	$491.5	$360.9
Net realized investment gains	272.7	112.6	181.1
Net unrealized investment gains (losses)	120.1	(275.1)	156.1
Total GAAP pre-tax investment results	$828.3	$329.0	$698.1

Gross investment returns versus typical benchmarks for the years ended December 31, 2006, 2005 and 2004 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.

	Year Ended December 31,
	2006	2005	2004
Fixed maturity investments	5.9%	2.7%	4.4%
Short-term investments	6.1	5.6	1.9
Total fixed maturities	6.0	3.0	4.1
Lehman U.S. Aggregate Index	4.3	2.4	4.3

Common stock	22.0	5.1	35.4
Other investments	16.9	3.9	24.3
Total equities	20.4	4.7	31.8
S&P 500 Index (total return)	15.8	4.9	10.9

Total consolidated portfolio	8.2%	3.3%	7.4%

Investment Returns -Year Ended December 31, 2006 versus Year Ended December31, 2005

White Mountains’ total pre-tax investment result was a gain of $828 million, a return of 8.2% for 2006 compared to a gain of $329 million, a return of 3.3% for 2005. White Mountains’ total fixed maturity portfolio returned 6.0% during 2006 versus 3.0% during 2005. The higher return in 2006 was primarily due to a more favorable interest rate environment, where the rate of increase in interest rates during 2006 was lower than during 2005. In addition, the weakening of the U.S. dollar during 2006 reversed a trend from 2005 and produced unrealized currency exchange gains of $112 million in White Mountains’ foreign denominated fixed maturity securities portfolio. White Mountains’ total equity portfolio returned 20.4% during 2006 versus 4.7% during 2005. The equity return in 2005 was adversely impacted by 12.1 points due to the decline in the Montpelier Re investment.

Net investment income of $436 million during 2006 decreased 11% from $492 million during 2005, principally due to the receipt of a $74 million special dividend on the Montpelier Re investment during 2005. Net realized investment gains of $273 million during 2006 increased by 142% from $113 million during 2005, primarily due to a $170 million increase in realized gains from the Montpelier Re investment (a $5 million realized gain in 2006 period versus a $165 million realized loss in 2005). Net unrealized gains on investments of $120 million during 2006 improved from net unrealized losses of $275 million during 2005, primarily due to the effect of interest rate movements and foreign currency fluctuations, as described above. In addition, 2005 included a $65 million pre-tax unrealized loss from the Montpelier Re common share investment.

Investment Returns -Year Ended December 31, 2005 versus Year Ended December 31, 2004

White Mountains’ total pre-tax investment result was $329 million, a return of 3.3% for 2005 versus $698 million, a return of 7.4%, for 2004. White Mountains’ total fixed maturity portfolio returned 3.0% during 2005 versus 4.1% during 2004. The lower return in 2005 was primarily due to a less favorable interest rate environment, where the rate of increase in interest rates during 2005 was much larger than during 2004. In addition, the strengthening of the U.S. dollar during 2005 reversed a trend from 2004 and produced unrealized currency exchange losses in White Mountains’ foreign denominated fixed maturity securities portfolio. White Mountains’ total equity portfolio returned 4.7% during 2005 versus 31.8% during 2004. The equity return in 2005 was adversely impacted by 12.1 percentage points due to the decline in the Montpelier Re investment, while the equity return in 2004 was favorably impacted by 7.4 percentage points due to gains in the Montpelier Re investment.

Net investment income of $492 million during 2005 increased 36% from $361 million during 2004, principally due to the receipt of a $74 million special dividend on the Montpelier Re investment during 2005. Net realized investment gains of $113 million during 2005 decreased by 38% from $181 million during 2004, primarily due to a $165 million realized loss from the Montpelier Re investment, partially offset by realized gains generated by reducing our positions in certain highly appreciated securities. Net unrealized losses on investments of $275 million during 2005 deteriorated from net unrealized gains of $156 million during 2004, primarily due to the effect of interest rate movements and foreign currency fluctuations, as described above. In addition, 2005 included a $65 million pre-tax unrealized loss from the Montpelier Re common share investment.

Portfolio composition

The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2006 and 2005:

	As of December 31 2006,		As of December 31, 2005
Millions	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$7,911.5	69.8%	$7,582.7	76.9%
Short-term investments	1,344.9	11.9	727.8	7.4
Common equity securities	1,212.6	10.7	967.8	9.8
Other investments	524.8	4.6	588.1	5.9
Trust account investments	338.9	3.0	—	—
Total investments	$11,332.7	100.0%	$9,866.4	100.0%

The breakdown of White Mountains’ fixed maturity investments, including trust account investments, at December 31, 2006 by credit class, based upon issue credit ratings provided by Standard and Poor’s, or if unrated by Standard and Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31 2006,
Millions	Amortized cost	% of total
U.S. government and government-sponsored entities	$2,406.5	29.6%
AAA/Aaa	3,000.2	37.0
AA/Aa	261.5	3.2
A/A	1,080.6	13.3
BBB/Baa	1,141.7	14.1
Other/not rated	227.4	2.8
Total fixed maturity investments	$8,117.9	100.0%

The weighted average duration of White Mountains’ fixed maturity portfolio, excluding short-term investments, at December 31, 2006 was three years. The cost or amortized cost and carrying value of White Mountains’ fixed maturity available-for-sale investments at December 31, 2006 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2006
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$445.7	$462.5
Due after one year through five years	3,058.3	3,101.4
Due after five years through ten years	1,135.7	1,139.6
Due after ten years	467.6	471.2
Asset-backed securities	2,899.1	2,904.7
Preferred stocks	111.5	136.1
Total	$8,117.9	$8,215.5

Montpelier Re investment

After-tax changes in White Mountains’ book value from its investment in Montpelier Re for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
Millions	2006	2005	2004
Net investment income, pre-tax	$3.6	$89.7	$18.3
Net realized investment gains (losses), pre-tax	4.8	(165.1)	51.5
Total revenues (losses), pre-tax	8.4	(75.4)	69.8
Tax benefit (expense) on total revenues	1.3	13.5	(17.9)
Total revenues (losses), after-tax	9.7	(61.9)	51.9
Change in net unrealized investment gains (losses), after-tax	.1	(42.3)	36.0
Equity in earnings of Montpelier, after-tax	—	—	11.0
Net after-tax change in White Mountains’ book value from Montpelier investment	$9.8	$(104.2)	$98.9

During 2005, White Mountains recognized $104 million of after-tax losses, net of dividends received, on its investment in Montpelier Re. Montpelier Re’s common share price decreased from $38.45 at December 31, 2004 to $18.90 at December31, 2005, resulting in a $110 million pre-tax realized investment loss on White Mountains’ Montpelier Re warrant investment. In addition, White Mountains recorded a $55 million pre-tax other-than-temporary impairment charge (reported as a realized investment loss) and a $42 million after-tax unrealized investment loss on its Montpelier Re common share investment during 2005. White Mountains’ original cost of its Montpelier common share investment was $106 million, which was subsequently increased by $65 million in equity in earnings recorded by White Mountains from 2001 to 2004, the period in which it accounted for the investment under the equity method of accounting. The impairment charge represented the difference between White Mountains’ GAAP cost of $171 million and the investment’s fair value of $116 million at December 31, 2005.

During 2006, White Mountains recorded $4 million in pre-tax dividends from Montpelier Re in net investment income. During 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax dividend income of $74 million in 2005 for this special dividend, in addition to $16 million in dividend income from Montpelier’s normal quarterly dividends.

White Mountains sold a portion of its investment in Montpelier Re common shares during 2004 resulting in a $35 million pre-tax realized gain and, as a result, changed the method of accounting for its remaining Montpelier common shares to the fair value method, resulting in a $33 million increase in after-tax unrealized gains in the first quarter of 2004. During 2006, White Mountains sold an additional 5.4 million shares of its common share investment in Montpelier Re and realized a pre-tax gain of $5.5 million on the sale.

At December 31, 2006 and 2005, White Mountains’ investment in Montpelier Re warrants and common stock totaled $67 million and $167 million, respectively.

Impairment

See Note 5 - “Investments” of the accompanying consolidated financial statements for White Mountains analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and capital position.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of growth in fully converted tangible book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 45.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding Options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully converted tangible book value per common and equivalent share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of fully converted tangible book value per common and equivalent share to book value per share is included on page 44.

Total capital at White Mountains is comprised of common shareholders’ equity, minority interest in OneBeacon Ltd., debt and, through December31, 2005, preferred stock subject to mandatory redemption. As a result of the OneBeacon Offering, the preferred stock was economically defeased and, therefore, was not included in total capital as of December 31, 2006. Tangible capital is a non-GAAP measure which excludes from total capital the unamortized goodwill and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 62.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level. The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are interest payments on its debt obligations, dividend payments on the Company’s common shares and on minority interest holders of OneBeacon Ltd.’s common shares, purchases of investments and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, the purchase of investments and dividend and tax sharing payments made to holding companies.

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

Management believes that White Mountains’ cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the WTM Bank Facility and the FAC Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

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

OneBeacon:

Subsequent to the OneBeacon Offering, the Company and its intermediate holding companies expect to receive regular dividends from OneBeacon Ltd. The board of OneBeacon Ltd. has authorized quarterly dividend payments of $0.21 per share, commencing in the first quarter of 2007.

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2006 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $234 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds.

In addition, as of December 31, 2006, OneBeacon had approximately $31 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries and OneBeacon Ltd. and its intermediate holding companies had an additional $66 million of unrestricted cash and fixed maturity investments at its intermediate holding companies. During 2006, OneBeacon paid $90 million of dividends to Fund American and OneBeacon Ltd. paid $12 million of dividends to its immediate parent.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2006 statutory surplus of $1,153 million, Folksamerica Re would have the ability to pay approximately $115 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2006, Folksamerica Re had $1 million of earned surplus.

In addition, as of December 31, 2006, Folksamerica had approximately $31 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2006, Folksamerica Re paid $5 million in dividends to its immediate parent.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As a result, as of December31, 2006, Sirius International had no unrestricted statutory surplus.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes. In early 2007, Sirius International will transfer approximately $35 million of its 2006 pre-tax income to its parent company.

WMRUS has the ability to distribute its 2007 earnings without restriction. At December 31, 2006, WMRUS had $7 million of unrestricted cash. During 2006, WMRUS paid $14 million of dividends to its immediate parent.

In addition, as of December 31, 2006, White Mountains Re and its intermediate holding companies had an additional $26 million of unrestricted cash and fixed maturity investments outside of Folksamerica, Sirius and WMRUS. During 2006, White Mountains Re paid $46 million of dividends to its immediate parent.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2006 statutory surplus of $69 million, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $7 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, Esurance’s top tier regulated insurance operating subsidiary had $21 million of unassigned funds.

In addition, as of December 31, 2006, Esurance had $3 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2006, Esurance did not pay any cash dividends to its immediate parent.

Other operations:

As of December 31, 2006, White Mountains had $497 million of unrestricted cash and fixed maturity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at December 31, 2006. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($351 million at December 31, 2006) is included in solvency capital.

Keep-Well

On November 30, 2004, White Mountains completed a significant corporate reorganization, through which ownership of Folksamerica was transferred to White Mountains Re from Fund American. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the “Keep-Well”), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Berkshire Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders. This distribution limit, which as of December 31, 2006 was $2.2 billion, will increase or decrease by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the agreement. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied, or when approximately $1.1 billion has been returned to Fund American.

Insurance Float

Insurance float is an important dynamic of White Mountains’ operations that must be managed effectively. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of float. The amount and cost of float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2006(1)		2005		2004		2003		2002
Total investments	$11,332.7		$9,866.4		$10,529.5		$8,547.5		$8,899.4
Investments held in trust	(338.9)		—		—
Cash	159.0		187.7		243.1		89.9		121.5
Investment in unconsolidated insurance affiliate(s)	335.5		479.7		466.6		515.9		399.9
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	4.1		(24.2)		(56.6)		—		—
Accounts receivable on unsettled investment sales	8.5		21.7		19.9		9.1		160.8
Accounts payable on unsettled investment purchases	(66.8)		(43.4)		(30.9)		(371.6)		(495.2)
Interest-bearing funds held by ceding companies (2)	268.5		293.9		516.9		70.4		50.1
Interest-bearing funds held under reinsurance treaties (3)	(94.5)		(100.6)		(105.1)		(152.5)		(236.2)
Net investment assets	$11,608.1		$10,681.2		$11,583.4		$8,708.7		$8,900.3

Total common shareholders’ equity	$4,455.3		$3,833.2		$3,883.9		$2,979.2		$2,407.9
Minority interest — OneBeacon Ltd.	490.7		—		—		—
Debt	1,106.7		779.1		783.3		743.0		793.2
Preferred stock subject to mandatory redemption	—		234.0		211.9		194.5		180.9
Convertible preference shares	—		—		—		—		219.0
Total capital	$6,052.7		$4,846.3		$4,879.1		$3,916.7		$3,601.0
Unamortized deferred credits and goodwill	(32.5)		(24.4)		(20.0)		(20.3)		—
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	4.1		(24.2)		(56.6)		—		—
Total tangible capital	$6,024.3		$4,797.7		$4,802.5		$3,896.4		$3,601.0

Insurance float	$5,583.8		$5,883.5		$6,780.9		$4,812.3		$5,299.3
Insurance float as a multiple of total tangible capital	0.9	x	1.2	x	1.4	x	1.2	x	1.5	x
Net investment assets as a multiple of total tangible capital	1.9	x	2.2	x	2.4	x	2.2	x	2.5	x

Insurance float as a multiple of common shareholders’ equity	1.3	x	1.5	x	1.7	x	1.6	x	2.2	x
Net investment assets as a multiple of common shareholders’ equity	2.6	x	2.8	x	3.0	x	2.9	x	3.7	x

(1)             Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at December 31, 2006 of $262 million, and $339 million of investments held in two irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains’ balance sheet until it is redeemed.

(2)             Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(3)             Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. In recent years, White Mountains has had negative cash flows from operations but has grown float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses in recent years. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating an underwriting profit.

Financing

The following table summarizes White Mountains’ capital structure as of December 31, 2006 and 2005:

	December 31,
($ in millions)	2006	2005
Senior Notes, carrying value	$698.7	$698.5
WTM Bank Facility	320.0	—
Other debt of operating subsidiaries (1)	88.0	80.6
Total debt	1,106.7	779.1

Preferred stock subject to mandatory redemption	— (2)	234.0
Minority interest — OneBeacon Ltd.	490.7 (3)	—
Total common shareholders’ equity	4,455.3	3,833.2
Total capital	$6,052.7	$4,846.3
Unamortized goodwill	(32.5)	(24.4)
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	4.1	(24.2)
Total tangible capital	$6,024.3	$4,797.7

Total debt to total tangible capital	18%	16%
Total debt and preferred stock to total tangible capital	18%	21%

(1)             See Note 6 - “Debt” of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

(2)             The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference $262 million, was not included in total capital at December 31, 2006 because it was economically defeased in connection with the OneBeacon Offering.

(3)             The minority interest arising from White Mountains’ ownership in OneBeacon Ltd. has been included in White Mountains’ capitalization table because it supports debt service on the Senior Notes.

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

In connection with the OneBeacon Offering, White Mountains and Fund American terminated their existing $400 million credit facility, under which they were both permitted borrowers, and replaced it with two distinct credit facilities, as described below.

In November 2006, White Mountains and White Mountains Re Group, Ltd, as co-borrowers and co-guarantors, established a $500 million revolving credit facility that matures in November 2011. As of December 31, 2006, White Mountains had $320 million outstanding on this facility, which bears interest at a current rate of 5.9%, and had accrued $2.5 million of interest expense on this borrowing during 2006.

In November 2006, Fund American, a subsidiary of OneBeacon Ltd., established a $75 million revolving credit facility that matures in November 2011. All borrowings under this facility are guaranteed by OneBeacon Ltd. As of December 31, 2006, this facility was undrawn.

In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62 million purchase note (the “Sierra Note”), $58 million of which may be adjusted over its approximate six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business) as well as certain other balance sheet protections. Since inception, the principal of the Sierra Note has been reduced by $35 million, to an outstanding balance of $27 million as of December 31, 2006, as a result of adverse development on the acquired reserves and run-off of unearned premiums.

In connection with its purchase of an office building in Canton, Massachusetts, OneBeacon entered into a $41 million construction facility to fund renovations to the new space that currently houses its U.S. headquarters. As of December 31, 2006, OneBeacon had drawn the entire $41 million under the facility.

Fund American’s Senior Notes are currently rated “Baa2” (Medium Grade, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (Adequate, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (Very Good, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (Good, the ninth highest of twenty-three ratings) with a stable outlook by Fitch Ratings.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of the Company, Fund American and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which the Company or Fund American must adhere. At December 31, 2006, White Mountains was in compliance with all of the covenants under the Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The WTM Bank Facility and the FAC Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards and in the case of the WTM Bank Facility minimum interest coverage standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December31, 2006, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the FAC Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2006:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Debt	$2.0	$31.9	$325.6	$748.5	$1,108.0
Mandatorily redeemable preferred stock (1)	20.0	300.0	—	—	320.0
Loss and LAE reserves (2)	2,921.4	2,461.2	1,194.7	2,661.1	9,238.4
Reserves for structured contracts	43.1	60.0	44.0	—	147.1
Interest on debt and dividends on preferred stock subject to mandatory redemption	71.3	98.2	88.1	93.4	351.0
Long-term incentive compensation	88.0	161.7	30.5	41.0	321.2
Pension and other benefit plan obligations	19.7	2.8	3.5	12.7	38.7
Operating leases	43.1	58.9	25.5	21.3	148.8

Total contractual obligations	$3,208.6	$3,174.7	$1,711.9	$3,578.0	$11,673.2

(1)             Economically defeased in connection with the OneBeacon Offering.

(2)             Represents expected future cash outflows resulting from loss and LAE payments. Accordingly, these balances add back the discount on OneBeacon’s workers compensation loss and LAE reserves of $191 million and the remaining purchase accounting fair value adjustment of $271 million related to the OneBeacon acquisition as they are non-cash items. Further, the amounts presented are gross of reinsurance recoverables on unpaid losses of $4,016 million as of December 31, 2006.

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

The balances included in the table above regarding White Mountains’ long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted, for performance shares, with certainty, as the ultimate amounts of these liabilities are based on the future performance of the Company and the market price of the Company’s common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2006.

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

Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2006, White Mountains has recorded a liability of $9 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain limited partnership investments. These commitments, which total approximately $109 million, do not have fixed funding dates and are therefore excluded from the table above.

Detailed information concerning White Mountains’ liquidity and capital resource activities during 2006, 2005 and 2004 follows:

For the year ended December 31, 2006

Financing and Other Capital Activities

During 2006, White Mountains declared and paid cash dividends of $86 million, $28 million and $2 million to holders of White Mountains' common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During 2006, OneBeacon Ltd. declared and paid a $12 million cash dividend to its immediate parent and OneBeacon paid $90 million of dividends to Fund American.. Also during 2006, White Mountains Re paid $46 million of dividends to its immediate parent.

During 2006, the Company, through various intermediate holding companies, contributed $100 million in cash and investments to White Mountains Re and $125 million in cash to Esurance.

During 2006, Fund American funded a trust account with $324 million of cash and investments to economically defease the Berkshire Preferred Stock and FAEH funded a trust account with $21 million of cash to economically defease the Zenith Preferred Stock.

During 2006, White Mountains paid a total of $41 million in interest under the Senior Notes.

During 2006, White Mountains borrowed and repaid $140 million under its previous credit facility and borrowed $320 million under its new WTM Bank Facility. In addition, OneBeacon drew an additional $22 million under its existing real estate construction loan.

During 2006, OneBeacon and Folksamerica repaid $8 million and $7 million, respectively, of loans to Dowling and Partners Connecticut Fund III LP.

During 2006, White Mountains Re received cash dividends from Symetra of $16 million on its common share investment and $9 million on its warrant investment.

Acquisitions and Dispositions

On December 22, 2006, White Mountains Re acquired Mutual Service for $34 million in cash.

On November 14, 2006, White Mountains closed on the OneBeacon Offering and received $650 million in net proceeds for the sale of 27.6% of its ownership interest in OneBeacon Ltd.

On August 2, 2006, White Mountains Re sold one of its subsidiaries, Sirius America, to an investor group for $139 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity by investing $32 million into the investor group.

On September 29, 2006, OneBeacon transferred certain assets and the right to renew existing policies of its Agri division to QBE Insurance Group for $32 million in cash.

Other Liquidity and Capital Resource Activities

During the third quarter of 2006, White Mountains sold 5.4 million common shares of Montpelier Re for proceeds of $104 million in cash.

During 2006, the Company issued a total of 3,530 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.6 million in connection with these Option exercises.

During 2006, White Mountains made payments totaling $57 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 64,100 target performance shares at payout levels ranging from 142% to 181% of target.

For the year ended December 31, 2005

Financing and Other Capital Activities

During 2005, White Mountains declared and paid cash dividends of $86 million, $28 million and $2 million to holders of White Mountains' common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

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

During 2005, OneBeacon drew down $18 million on an 18-year mortgage note that it entered into in connection with its purchase of land and a home office building.

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

During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common share and warrant investment in Montpelier Re. This dividend represented $5.50 per share and was in addition to Montpelier Re’s normal quarterly dividend of $.36 per share.

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

During 2004, OneBeacon declared and paid a total of $305 million in dividends to Fund American. Also during 2004, WMRUS paid a total of $60 million of dividends to its immediate parent. On March 31, 2004, OneBeacon distributed Folksamerica to Fund American.

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

See Note 2 - “Significant Transactions” of the accompanying Consolidated Financial Statements for further discussion of these transactions.

Other Liquidity and Capital Resource Activities

During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier Re to third parties for net proceeds of $155.3 million. Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier Re from an existing warrant holder for $54.1 million in cash.

During the first quarter of 2004, White Mountains made payments amounting to $127 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 167,782 performance shares at payout levels ranging from 93% to 200% of target.

TRANSACTIONS WITH RELATED PERSONS

See Note 17 - “Transactions with Related Persons” in the accompanying Consolidated Financial Statements.

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

1. Loss and Loss Adjustment Expenses

OneBeacon

Reserves other than Asbestos and Environmental Reserves and Construction Defect Claim Reserves

OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

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

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change overtime, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.

OneBeacon’s actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•                  Historical paid loss development methods: These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•                  Historical incurred loss development methods: These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied overtime. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

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

OneBeacon performs an actuarial review of its recorded reserves each quarter. OneBeacon’s actuaries compare the previous quarter’s estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

In its selection of recorded reserves, OneBeacon historically gave greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, over methods that rely on incurred losses. In recent years, the amount of weight given to methods based on incurred losses has increased with OneBeacon’s confidence that its case reserving practices have been more consistently applied.

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. At December 31, 2006 and 2005, the differences between OneBeacon’s total held reserves, which represents management’s best estimate of required reserves, and the actuarially indicated reserve level were insignificant. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments.

Construction Defect Claims Reserves

Construction defect claims are a non-A&E exposure that has proven to have a greater degree of uncertainty when estimating loss and LAE using generally accepted actuarial methods. OneBeacon’s general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs’ lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. For example, in 1995 California courts adopted a “continuous trigger” theory in which all companies that had ever insured a property that was alleged to have been damaged must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, construction defect claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor’s policy). Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions. The primary actuarial methods that are used to estimate loss and LAE reserves for construction defect claims are frequency and severity methods. These methods separately project the frequency of future reported claims and the average cost, or severity, of individual claims. The reserve is the product of the projected number of reported claims and the severity.

A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union Corporation and General Accident Corporation of America, which OneBeacon refers to as their legacy companies, and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. OneBeacon’s management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon’s construction book of business, such as street and road construction, water, sewer and pipeline construction. As a result of these actions, OneBeacon’s management believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will continue to decline.

Asbestos and Environmental (“A&E”) Reserves

OneBeacon’s reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above under “Non-Asbestos and Environmental Reserves” regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

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

OneBeacon’s liabilities forA&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage for such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities forA&E, of which OneBeacon bears approximately a 4.7% share, or $65 million at both December 31, 2006 and 2005, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an increase in claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2006, 520 policyholders had asbestos-related claims against OneBeacon. In 2006, 121 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2006, there were approximately 323 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

Immediately prior to the OneBeacon Acquisition, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures, including mass torts. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1995 through 2006, approximately 50% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In June 2005, OneBeacon completed an internal study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. Based on the study, OneBeacon estimated that the range of reasonable outcomes around its best estimate was $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from the previous study that was conducted in 2003. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead poisoning and sexual molestation. The increase was partially offset by reduced projections of ultimate hazardous waste losses.

As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the original internal study. As of December 31, 2006, OneBeacon estimated that the range of reasonable outcomes around its best estimate was $1.7 billion to $2.4 billion.

As noted above, OneBeacon estimates that on an incurred basis it has ceded estimated incurred losses of approximately $2.1 billion of the coverage provided by NICO at December31, 2006. Since entering into the NICO Cover, $29 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2006. Net losses paid totaled approximately $847 million as of December 31, 2006, with $146 million paid in 2006. Asbestos payments during 2006 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of Federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404 million that OneBeacon estimates remained at December 31, 2006.

OneBeacon’s reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.2 billion at December 31, 2006. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 16.6 at December 31, 2006. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.2 billion plus the remaining unused portion of the NICO Cover of $404 million, to the average A&E loss payments over the three-year period ended December 31, 2006, net of Third Party Recoverables. OneBeacon’s survival ratio was 18.6 at December 31, 2005. OneBeacon believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2006 represent management’s best estimate of its ultimate liability based on information currently available. Based on this estimate, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3 — “Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2006	2005
Asbestos
Accounts with asbestos claims at the beginning of the year	592	664
Accounts reporting asbestos claims during the year	121	128
Accounts on which asbestos claims were closed during the year	(193)	(200)
Accounts with asbestos claims at the end of the year	520	592
Environmental
Accounts with environmental claims at the beginning of the year	495	644
Accounts reporting environmental claims during the year	130	180
Accounts on which environmental claims were closed during the year	(203)	(329)
Accounts with environmental claims at the end of the year	422	495
Total
Total accounts with A&E claims at the beginning of the year	1,087	1,308
Accounts reporting A&E claims during the year	251	308
Accounts on which A&E claims were closed during the year	(396)	(529)
Total accounts with A&E claims at the end of the year	942	1,087

OneBeacon’s Loss and LAE Reserves by Line of Business

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to OneBeacon’s ultimate exposure to losses are an integral component of its loss reserving process. OneBeacon, like other insurance companies, categorizes and tracks its insurance reserves by “line of business”, such as auto liability, multiple peril package business, and workers compensation. Furthermore, OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

For loss and allocated loss adjustment expense reserves, excluding asbestos and environmental, the key assumption as of December 31, 2006 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

•                  Recent increases in paid loss trends were inflated due to changes in claim handling procedures that decreased the settlement time for claims. This resulted in some increases in paid loss activity that OneBeacon believes will not continue into the future.

•                  Increases in case reserve adequacy over the 2001-2004 calendar periods have resulted in trends in case incurred activity that OneBeacon believes will not continue into the future. Case incurred activity can be the result of underlying changes in expected claim costs or changes in the adequacy of the case reserves relative to the underlying expected claim cost. If the activity is the result of underlying changes in expected costs, it is more likely to repeat in the future, and would likely result in prior year reserve development, as the change in ultimate claim costs would not have been considered when making the previous selection of IBNR reserves. If the activity is the result of changes in case reserve adequacy, it would not indicate any change in the ultimate claim costs and would not be expected to repeat in the future. In these cases, it is unlikely that prior year reserve development would occur, as the change in case reserves would be offset by a corresponding change in IBNR reserves (i.e., deficiency or redundancy in case reserves was implicitly captured when making the previous selection of IBNR reserves).

•                  In 2004, OneBeacon established a separate claim group to manage run-off claims. Due to the recent nature of this event, OneBeacon does not believe that the impacts of this group on future losses have been reflected in historical losses. Therefore, OneBeacon has given considerable weight to the most recent loss experience for this segment.

The major causes of material uncertainty (“reserving factors”) generally will vary for each product line, as well as for each separately analyzed component of the product line. The following section details reserving factors by product line. There could be other reserving factors that may impact ultimate claim costs. Each reserving factor presented will have a different impact on estimated reserves. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Workers compensation

Workers compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker’s injury. Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

General workers compensation reserving factors

•                  Mortality trends of injured workers with lifetime benefits and medical treatment or dependents entitled to survivor benefits

•                  Degree of cost shifting between workers compensation and health insurance

•                  Changes in claim handling philosophies (e.g., case reserving standards)

Indemnity reserving factors

•                  Time required to recover from the injury

•                  Degree of available transitional jobs

•                  Degree of legal involvement

•                  Changes in the interpretations and processes of various workers compensation bureaus’ oversight of claims

•                  Future wage inflation for states that index benefits

•                  Changes in the administrative policies of second injury funds

•                  Re-marriage rate for spouse in instances of death

Medical reserving factors

•                  Changes in the cost of medical treatments, including prescription drugs, and underlying fee schedules

•                  Frequency of visits to health providers

•                  Number of medical procedures given during visits to health providers

•                  Types of health providers used

•                  Type of medical treatments received

•                  Use of preferred provider networks and other medical cost containment practices

•                  Availability of new medical processes and equipment

•                  Changes in the use of pharmaceutical drugs

•                  Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

•                  Product mix

•                  Injury type mix

•                  Changes in underwriting standards

Personal automobile liability

The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

Examples of common reserving factors that can change and, thus, affect the estimated personal automobile liability reserves include:

Personal automobile liability reserving factors

•                  Trends in jury awards

•                  Changes in the underlying court system and its philosophy

•                  Changes in case law

•                  Litigation trends

•                  Frequency of claims with payment capped by policy limits

•                  Change in average severity of accidents, or proportion of severe accidents

•                  Subrogation opportunities

•                  Degree of patient responsiveness to treatment

•                  Changes in claim handling philosophies (e.g., case reserving standards)

Personal automobile liability book of business reserving factors

•                  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•                  Changes in underwriting standards

Multiple peril

Commercial multiple peril provides a combination of property and liability coverage typically for small businesses and, therefore, includes both short and long tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

Multiple peril liability reserves here are generally analyzed as two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.

Multiple peril liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the multiple peril liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for “construction defect” claims).

Examples of common reserving factors that can change and, thus, affect the estimated multiple peril liability reserves include:

Multiple peril liability reserving factors

•                  Changes in claim handling philosophies (e.g., case reserving standards)

•                  Changes in policy provisions or court interpretations of such provisions

•                  New theories of liability

•                  Trends in jury awards

•                  Changes in the propensity to sue, in general with specificity to particular issues

•                  Changes in statutes of limitations

•                  Changes in the underlying court system

•                  Distortions from losses resulting from large single accounts or single issues

•                  Changes in tort law

•                  Shifts in law suit mix between federal and state courts

•                  Changes in settlement patterns

Multiple peril liability book of business reserving factors

•                  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•                  Changes in underwriting standards

•                  Product mix (e.g., size of account, industries insured, or jurisdiction mix)

Commercial automobile liability

The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.

Examples of common reserving factors that can change and, thus, affect the estimated commercial automobile liability reserves include:

Bodily injury and property damage liability reserving factors

•                  Trends in jury awards

•                  Changes in the underlying court system

•                  Changes in case law

•                  Litigation trends

•                  Frequency of claims with payment capped by policy limits

•                  Change in average severity of accidents, or proportion of severe accidents

•                  Subrogation opportunities

•                  Changes in claim handling philosophies (e.g., case reserving standards)

•                  Frequency of visits to health providers

•                  Number of medical procedures given during visits to health providers

•                  Types of health providers used

•                  Types of medical treatments received

•                  Changes in cost of medical treatments

•                  Degree of patient responsiveness to treatment

Commercial automobile liability book of business reserving factors

•                  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•                  Changes in mix of insured vehicles (e.g., long-haul trucks versus local and smaller vehicles, or fleet risks versus non-fleet risks)

•                  Changes in underwriting standards

General liability

See the above discussions under the liability product lines with regard to reserving factors for multiple peril.

Homeowners/Farmowners

Homeowners/Farmowners is generally considered a short tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The resulting settlement process is typically fairly short term, although exceptions do exist. The liability portion of the homeowners/farmowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Overall, the line is generally high frequency, low to moderate severity (except for catastrophes), with simple to moderate claim complexity.

Examples of common reserving factors that can change and, thus, affect the estimated homeowners/farmowners reserves include:

Non-catastrophe reserving factors

•                  Salvage opportunities

•                  Amount of time to return property to residential use

•                  Changes in weather patterns

•                  Local building codes

•                  Litigation trends

•                  Trends in jury awards

Catastrophe reserving factors

•                  Physical concentration of policyholders

•                  Availability and cost of local contractors

•                  Local building codes

•                  Quality of construction of damaged homes

•                  Amount of time to return property to residential use

•                  For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Homeowners/Farmowners book of business reserving factors

•                  Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•                  Degree of concentration of policyholders

•                  Changes in underwriting standards

OneBeacon Loss and LAE Development

Loss and LAE development—2006

In 2006, OneBeacon experienced $23 million of unfavorable development on prior accident year loss and LAE reserves, primarily due to additional losses incurred on hurricanes Katrina, Rita and Wilma in OBSP.

Loss and LAE development—2005

In 2005, OneBeacon experienced $95 million of unfavorable development on prior accident year loss and LAE reserves, primarily due to higher than anticipated legal defense costs and higher damages from liability assessments in general liability and multiple peril reserves in its run-off operations.

Specifically, OneBeacon’s management had assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and LAE was 72% of the entire future expected development which was unusually large for these long tail lines of business. As a result, OneBeacon’s management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

Loss and LAE development—2004

OneBeacon experienced $99 million of net unfavorable development on prior accident year loss and LAE reserves during 2004, relating primarily to 2002 and prior accident years. The net unfavorable development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in its run-off operations, including national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments.

Prior to 2004, OneBeacon’s management had made assumptions that case reserving standards and settlement practices in the run-off operations would be consistent with the standards and practices that were observed in the ongoing operations. During 2004, multiple peril liability and general liability case incurred loss and LAE for run-off claims was double that for ongoing claims. As a result, OneBeacon’s management increased the overall level of reserves for run-off during 2004. In addition, OneBeacon’s management undertook a more in depth review of the standards and practices as they applied to run-off claims and formed a separate run-off claims unit.

OneBeacon’s Case and IBNR Reserves by Line of Business

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2006 and 2005 were as follows:

Net loss and LAE reserves by class of business	December 31, 2006			December 31, 2005
Millions	Case	IBNR	Total	Case	IBNR	Total
Workers compensation (1)	$82.0	$136.3	$218.3	$195.2	$132.6	$327.8
Personal automobile liability	378.6	187.5	566.1	445.5	174.7	620.2
Multiple peril (1)(2)	237.9	193.0	430.9	310.4	236.0	546.4
Commercial automobile liability	110.2	66.2	176.4	140.2	65.6	205.8
General liability (2)	77.0	281.1	358.1	106.1	227.2	333.3
Homeowners/Farmowners	72.7	33.4	106.1	81.1	41.4	122.5
Other (1)	105.2	67.4	172.6	115.5	59.9	175.4
Total	$1,063.6	$964.9	$2,028.5	$1,394.0	$937.4	$2,331.4

(1)   Includes loss and LAE reserves related to A&E.

(2)   Includes loss and LAE reserves related to construction defect claims.

OneBeacon’s Range of Reserves by Line of Business

OneBeacon’s range of reserve estimates at December 31, 2006 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2006. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

OneBeacon net loss and LAE reserves by line of business Range and recorded reserves	December 31, 2006
Millions	Low	Recorded	High
Workers compensation	$183	$218.3	$304
Personal automobile liability	502	566.1	582
Multiple peril	401	430.9	526
Commercial automobile liability	169	176.4	190
General liability	283	358.1	382
Homeowners/Farmowners	93	106.1	107
Other	159	172.6	174
Total	$1,790	$2,028.5	$2,265

The recorded reserves represent management’s best estimate of unpaid loss and LAE by line of business. OneBeacon uses the results of several different actuarial methods to develop its estimate of ultimate reserves. While OneBeacon has not determined the statistical probability of actual ultimate paid losses falling within the range, OneBeacon believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.

The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. The diversification effects result from the fact that losses across OneBeacon’s different lines of business are not completely correlated. Although OneBeacon believes its reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2006 and 2005, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

OneBeacon net loss and LAE reserves by line of business	December 31,
(expressed as a percentage of the range)	2006	2005
Workers compensation	29%	39%
Personal automobile liability	81	61
Multiple peril	24	30
Commercial automobile liability	33	37
General liability	75	57
Homeowners/Farmowners	93	83
Other	91	78
Total	50%	46%

For some types of claims, such as workers compensation, OneBeacon used forecasting models that consider the unique loss development characteristics of these types of claims. As a result of the trends suggested by these models, OneBeacon chose a point estimate that was at a lower point in the range at December 31, 2006 as compared to the prior year. OneBeacon selected a point estimate higher in the range for newer and/or growing segments of business, in part based on OneBeacon’s view that actuarial methods that rely on historical loss and LAE patterns may have a higher degree of uncertainty for these businesses. As these segments accumulate more historical data, OneBeacon’s selections place greater reliance on the emerging experience. For personal automobile liability, this resulted in OneBeacon recording reserves at the higher end of the range in 2006, reflecting a more conservative view of recently emerging favorable loss experience. OneBeacon also selected a point estimate higher in the range for general liability in 2006 as the reserves in this line are increasingly related to OneBeacon’s growing professional liability business. For homeowners and “other” (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain at the high end of their respective ranges, as OneBeacon’s selections reflect a conservative approach to recognition of recent favorable incurred loss development patterns.

Sensitivity Analysis

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for OneBeacon’s reserves in total. It is important to note that the variations discussed are not meant to be a worst-case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

•                  Workers compensation: Recorded reserves for workers compensation were $218 million at December 31, 2006. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by $54 million at December 31, 2006, in either direction.

•                  Personal automobile liability: Recorded reserves for personal auto liability were $566 million across all lines at December 31, 2006. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to OneBeacon’s results of operations in any given period. A key assumption for personal auto liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $16 million at December31, 2006, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

•                  Multiple peril liability and general liability: Recorded reserves for multiple peril and general liability combined were $789 million at December 31, 2006. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $11 million at December 31, 2006, in either direction. Separately, if case reserve adequacy for non construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $23 million at December 31, 2006, in either direction.

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

Net incurred loss and LAE activity	December 31,
Millions	2006	2005
Asbestos	$(0.1)	$62.0
Environmental	(0.2)	(3.4)
Total	$(0.3)	$58.6

In 2004, White Mountains Re experienced an increase in the number and amount of reported asbestos claims, primarily due to increased claim filings from uninjured claimants who may have been exposed to asbestos. This resulted in a change in its assumption regarding the level of projected future asbestos claims to be paid. During 2005, White Mountains Re completed a detailed, ground up asbestos study on all reported Folksamerica insureds that had over $250,000 of asbestos claims as well as a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR during the third quarter of 2005.

Generally, White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount, accordingly, an open claim file is not established. As of December 31, 2006, White Mountains Re had approximately 1,173 open claim files for asbestos and 512 open claim files for environmental exposures.

The costs associated with administering the underlying A&E claims by White Mountains Re’s clients tend to be higher than non A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to White Mountains Re under the reinsurance contracts.

White Mountains Re A&E Claims Activity

White Mountains Re’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended
	December 31,
A&E Claims Activity	2006	2005
Asbestos
Total asbestos claims at the beginning of the year	1,339	1,401
Outgoing asbestos claims due to Sirius America divestiture	(20)	—
Incoming asbestos claims due to Mutual Service acquisition	45	—
Asbestos claims reported during the year	186	223
Asbestos claims closed during the year	(377)	(285)
Total asbestos claims at the end of the year	1,173	1,339
Environmental
Total environmental claims at the beginning of the year	750	900
Incoming environmental claims due to Mutual Service acquisition	43	—
Environmental claims reported during the year	46	65
Environmental claims closed during the year	(327)	(215)
Total environmental claims at the end of the year	512	750
Total
Total A&E claims at the beginning of the year	2,089	2,301
Outgoing A&E claims due to Sirius America divestiture	(20)	—
Incoming A&E claims due to Mutual Service acquisition	88	—
A&E claims reported during the year	232	288
A&E claims closed during the year	(704)	(500)
Total A&E claims at the end of the year	1,685	2,089

Loss and LAE Reserves by Class of Business

White Mountains Re establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred. The estimation of net reinsurance loss and LAE reserves is subject to the same risk as the estimation of insurance loss and LAE reserves. In addition to those risk factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to: (1) the claim-tail for reinsurers being further extended because claims are first reported to the original primary insurance company and then through one or more intermediaries or reinsurers, (2) the diversity of loss development patterns among different types of reinsurance treaties or facultative contracts, (3) the necessary reliance on the ceding companies for information regarding reported claims and (4) the differing reserving practices among ceding companies.

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

Upon notification of a loss from a ceding company, White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re’s share of the amount of reserves established by the ceding company and its independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert us to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used to supplement estimates of IBNR.

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

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2006, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

White Mountains Re relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, White Mountains Re underwriters, actuaries, and claims personnel perform audits of certain ceding companies where customary. Generally, ceding company audits are not customary outside the United States. In such cases, White Mountains Re reviews information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. White Mountains Re sometimes encounters situations where we determine that a claim presentation from a ceding company is not in accordance with contract terms. In these situations, White Mountains Re attempts to resolve the dispute directly with the ceding company. Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, White Mountains Re will vigorously defend its position in such disputes.

White Mountains Re also obtains reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains Re for all or a portion of the reinsurance risks underwritten by White Mountains Re. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. White Mountains Re establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the “ceding companies”), net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

Although loss and LAE reserves are initially determined based on underwriting and pricing analyses, White Mountains Re regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. As time passes, loss reserve estimates for a given accident year will rely more on actual loss activity and historical patterns than on initial assumptions based on pricing indications.

White Mountains Re’s expected annual loss reporting assumptions are updated once a year, at year end. These assumptions are applied to year-end IBNR to generate expected reported losses for the subsequent year. Interpolation methods are applied to estimate quarterly reported losses, which are then compared to actual reported losses each quarter. Significant differences may result in a change in estimates or a revision in the loss reporting pattern. Expected loss ratios underlying the current accident year are updated quarterly, to reflect new business that is underwritten by the company.

During 2006, White Mountains Re increased its estimate for net losses from hurricanes Katrina, Rita, and Wilma by $86 million following the receipt of new claims information from several ceding companies and subsequent reassessment of ultimate loss exposures. The company also entered into an indemnity agreement with Olympus, which resulted in an additional $137 million in losses and loss expenses. Also in 2006, White Mountains Re increased prior year loss and LAE reserves by $55 million for casualty losses associated with the Risk Capital acquisition, primarily as a result of a detailed study of loss exposure by individual contract. Reserves for 2004 and prior years were decreased by $46 million at Sirius in 2006, as we have seen lower than expected loss emergence across all lines of business and have reduced IBNR accordingly.

In 2005, White Mountains Re changed its assumptions relating to asbestos reserves, as discussed above in the A&E section. In 2004, White Mountains Re reduced its loss ratio assumptions for property and other short-tailed business written at Sirius in 2002 and 2003, resulting in a decrease of $35 million in loss reserves related to prior years. This was due to improved terms and conditions in reinsurance contracts written after the terrorist attacks of September 11, 2001, which had a greater impact on lowering loss ratios than had been expected in the original loss ratio assumptions. Also in 2004, White Mountains Re increased its estimates of prior year loss reserves by $55 million on long-tailed U.S. casualty contracts written between 1997 and 2001 at Folksamerica and Scandinavian Re. This was due to a higher than expected level of loss reporting, which caused White Mountains Re to raise its expected loss ratio assumptions and to lengthen the expected reporting tail for those contracts.

White Mountains Re’s net loss and LAE reserves by class of business at December 31, 2006 and 2005 were as follows:

Net loss and LAE reserves by class of business	December 31, 2006			December 31, 2005
Millions	Case	IBNR	Total	Case	IBNR	Total
Liability (excluding A&E)	$544.9	$964.4	$1,509.3	$829.3	$782.9	$1,612.2
Property	332.3	196.1	528.4	357.7	342.2	699.9
Specialty	273.0	143.3	416.3	233.9	138.4	372.3
A&E	44.0	68.4	112.4	42.0	75.4	117.4
Total	$1,194.2	$1,372.2	$2,566.4	$1,462.9	$1,338.9	$2,801.8

The actuarial methods described above are used to calculate a point estimate of loss and LAE reserves for each company within White Mountains Re. These point estimates are then aggregated to produce an actuarial point estimate for the entire segment. Once a point estimate is established, White Mountains Re’s actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business.

The actuarial point estimate is management’s primary consideration in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2006 and 2005, total carried reserves were 2.2% and 0.7% above the actuarial point estimate, respectively.

The following table illustrates White Mountains Re’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2006.

Net loss and LAE reserves by class of business	December 31, 2006
Millions	Low	Recorded	High
Liability (excluding A&E)	$1,342	$1,509.3	$1,676
Property	503	528.4	553
Specialty	354	416.3	486
A&E	80	112.4	154
Total	$2,279	$2,566.4	$2,869

The probability that ultimate losses will fall outside of the range of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. While White Mountains Re has not determined the statistical probability of actual ultimate losses falling within the range, management believes that it is reasonably likely that actual ultimate losses will fall within the ranges noted above because the ranges were developed by using generally accepted actuarial methods. Although management believes reserves for White Mountains Re are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.

2. White Mountains Re Reinsurance Estimates

There is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company, through its reinsurance intermediary, to White Mountains Re. This time lag can vary from one to several contractual reporting periods (i.e. quarterly/monthly). This lag is common in the reinsurance business, but slightly longer when a reinsurance intermediary is involved.

As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re’s business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on minimum deposit premium information included in the contractual terms. For proportional business, White Mountains Re’s estimates are derived based on a variety of factors and assumptions, including: expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, intermediaries and ceding companies, prior reporting from the intermediary or ceding company and historical reporting patterns. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

White Mountains Re closely monitors its estimation process on a quarterly basis and adjusts its estimates as more information and actual amounts become known. There is no assurance that the amounts estimated by White Mountains Re will not deviate from the amounts reported by the ceding company or reinsurance intermediary. Any such deviations are reflected in the results of operations when they become known.

The following table summarizes White Mountains Re’s premium estimates and related commissions and expenses:

	December 31, 2006
Millions	Liability	Property	Specialty	Total
Gross premium estimates	$86.7	$162.1	$158.4	$407.2

Net premium estimates	$86.0	$93.7	$140.4	$320.1
Net commission and expense estimates	40.6	29.4	41.0	111.0
Net amount included in reinsurance balances receivable	$45.4	$64.3	$99.4	$209.1

	December 31, 2005
Millions	Liability	Property	Specialty	Total
Gross premium estimates	$123.1	$245.0	$101.3	$469.4

Net premium estimates	$111.2	$123.0	$77.5	$311.7
Net commission and expense estimates	38.3	26.0	25.5	89.8
Net amount included in reinsurance balances receivable	$72.9	$97.0	$52.0	$221.9

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

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. The Company is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4 - “Third Party Reinsurance” in the accompanying Consolidated Financial Statements for additional information on White Mountains’ reinsurance programs.

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

FORWARD-LOOKING STATEMENTS

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “will”, “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’:

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

Interest Rate Risk

Fixed Maturity Portfolio. In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains’ fixed maturity investments are held as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from Standard & Poor’s or Moody’s).

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

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’ fixed maturity portfolio and fixed maturity investments in the pension plan.

($ in millions)	Fair Value at December 31, 2006	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$7,911.5	100 bp decrease	$8,058.7	$98.0
		50 bp decrease	7,988.2	51.1
		50 bp increase	7,837.6	(49.2)
		100 bp increase	7,759.6	(101.1)
Pension fixed maturity investments	$285.1	100 bp decrease	$293.6	$5.6
		50 bp decrease	289.3	2.8
		50 bp increase	280.8	(2.8)
		100 bp increase	276.5	(5.5)

Long-term obligations. As of December 31, 2006, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the Senior Notes, the Berkshire Preferred Stock and the Zenith Preferred Stock obligations, which have fixed interest and dividend rates. As a result, White Mountains’ exposure to interest rate risk resulting from variable interest rate obligations is limited to the $320 million that it had drawn under the WTM Bank Facility as of December 31, 2006.

The Senior Notes were issued in 2003 and mature on May 15, 2013. At December31, 2006, the fair value of the Senior Notes was approximately $693 million, which compared to a carrying value of $699 million. The Berkshire Preferred Stock and Zenith Preferred Stock obligations were issued in 2001 and mature on May 31, 2008 and May 31, 2011, respectively. At December 31, 2006, the fair values of the Berkshire Preferred Stock and Zenith Preferred Stock obligations were approximately $320 million and $21 million, respectively, which compared to carrying values of $242 million and $20 million, respectively.

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

Foreign Currency Exchange Risk

White Mountains’ foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

At December 31, 2006, OneBeacon held approximately $259 million in bonds denominated in foreign currencies, mostly those denominated in British Pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound and Australian dollar to the U.S. dollar as of December 31, 2006, the carrying value of OneBeacon’s foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $26 million.

The functional currency of Sirius International is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. dollar as of December 31, 2006, the carrying value of White Mountains’ net assets denominated in Swedish Kronor would have respectively decreased or increased by approximately $58 million.

Weather Derivative Risk

Weather derivatives, which can be structured as either swaps or options, are typically purchased by corporations and governments exposed to volatility in earnings due to variable weather. Weather derivatives are products with financial settlements linked to an underlying index that measures a quantifiable weather element such as temperature, precipitation, snowfall and windspeed, typically over the course of a six-month summer or winter season. Galileo manages its exposure to weather and market risks based on guidelines established by senior management. Galileo manages its weather portfolio through the employment of a variety of strategies. These strategies include geographical diversification of risk exposures and economic hedging within the over-the-counter and exchange traded derivative markets. Additionally, Galileo economically hedges its risk exposure by buying and selling similar weather risk contracts with different counterparties. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then purchase an option from another counterparty that pays Galileo if it becomes too cold in that same location. Galileo also diversifies its risk exposure by entering into contracts that protect different clients with opposite exposures to the same quantifiable weather element. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then sell another option that protects a different customer if it becomes too warm in that same location. Risk management is undertaken on a product portfolio-wide basis, to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

Galileo uses value-at-risk (“VaR”) analysis to monitor the risks associated with its weather derivative contracts. VaR is a tool that measures the potential loss that could occur over a defined period of time, calculated at a given statistical confidence level. Galileo’s portfolio VaR analyses are calculated using a Monte Carlo simulation model that uses historical weather data, actual weather data since each contract’s inception, forecasted weather conditions and prevailing market rates as inputs. Galileo performs a VaR analysis for each of its portfolios using both a seasonal and 20-day holding period. The average, low and high of amounts produced by Galileo’s 20 day VaR analyses performed during the period ended December 31, 2006, calculated at a 99% confidence level, were approximately $3 million, zero, and $8 million, respectively. White Mountains did not offer weather risk management products prior to 2006.

Variable Annuity Guarantee Risk

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan, commencing September 1, 2006. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2006, the total liability for the reinsured variable annuity guarantees was $(14) million.

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2006, the fair value of these derivative instruments was $21 million and had an inception to date loss of $16 million.

White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. At December 31, 2006, White Mountains’ modeled net exposure to a 10% change in each of these factors were as follows:

	($ in millions)
			Foreign Exchange Rates
Change	Equity Markets	Interest Rates	Against the Japanese Yen
+ 10 Percent	$.3	$.4	$(1.5)
-10 Percent	(1.8)	(.3)	(4.4)

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

Item 8.          Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 97 of this report.

Item 9.                              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-1 5(e) of the Exchange Act) as of December 31, 2006. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-97 of this report. The attestation report on management’s assessment of its internal control over financial reporting by PricewaterhouseCoopers LLP is included on pages F-94 through F-95 of this report.

There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board Of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Committees of the Board - Audit Committee” in the Company’s 2007 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is included as Exhibit 14 to the Company’s 2004 Annual Report on Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance - Committees of the Board - Nominating and Governance Committee” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 11. Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Director Independence” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 97 of this report. A listing of exhibits filed as part of the report appear on pages 94 through 95 of this report.

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
4

Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated December 3, 2004)

10.1

Amendment Agreement dated as of November 30, 2004, between General Reinsurance Corporation, a Delaware corporation, the Company and Fund American (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated December 3, 2004)

10.2

Keep-Well Agreement, dated as of November 30, 2004, by and between the Company and Fund American (incorporated by reference herein to Exhibit 99.3 of the Company’s Report on Form 8-K dated December 3, 2004)

10.3

$500,000,000 Credit Agreement, dated November14, 2006 among the Company and White Mountains Re Group, Ltd., as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (*)

10.4

$75,000,000 Credit Agreement, dated as of November14, 2006 among Fund American as the Borrower, OneBeacon Insurance Group, Ltd., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (*)

10.5

Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company’s Report on Form 8-K dated June 1,2001)

10.6

Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company’s Report on Form 8-K dated June 1, 2001)

10.7	Subscription Agreement among Berkshire, Fund American and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company’s Report on Form 8-K dated June 1, 2001)
10.8

Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company’s Report on Form 8-K dated November 1, 2001)

10.9

Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.10

Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

10.11	Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated November14, 2006 (*)
10.12	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.13	Folksamerica Holding Company, Inc. Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2004 Annual Report on Form 10-K)
10.14	Folksamerica Holding Company, Inc. Deferred Benefit Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2004 Annual Report on Form 10-K)
10.15	White Mountains Long-Term Incentive Plan (*)
10.16	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.17	The Company’s Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 4(c) of the Company’s Report on Form S-8 dated October 19, 1999)
10.18	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.19	Fund American Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K)

10.20	OneBeacon Performance Unit Plan (*)
10.21	OneBeacon Insurance 2006 Management Incentive Plan (*)
10.22	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.23	OneBeacon Phantom WTM Share Plan (*)
10.24	OneBeacon Long-Term Incentive Plan (*)
10.25	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (*)
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

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 28, 2007 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
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

c.                    Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 97 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: February 28, 2007	By:	/s/ J. BRIAN PALMER
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman and CEO	February 28, 2007
Raymond Barrette	(Principal Executive Officer)
BRUCE R. BERKOWITZ*	Director	February 28, 2007
Bruce R. Berkowitz
HOWARD L. CLARK, JR.*	Director	February 28, 2007
Howard L. Clark, Jr.
ROBERT P. COCHRAN*	Director	February 28, 2007
Robert P. Cochran
MORGAN W. DAVIS*	Director	February 28, 2007
Morgan W. Davis
STEVEN E. FASS*	Director	February 28, 2007
Steven E. Fass
A. MICHAEL FRINQUELLI*	Director	February 28, 2007
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO	February 28, 2007
David T. Foy	(Principal Financial Officer)
GEORGE J. GILLESPIE, III*	Director	February 28, 2007
George J. Gillespie, III
JOHN D. GILLESPIE*	Director	February 28, 2007
John D. Gillespie
EDITH E. HOLIDAY*	Director	February 28, 2007
Edith E. Holiday
/s/ J. BRIAN PALMER	Chief Accounting Officer	February 28, 2007
J. Brian Palmer	(Principal Accounting Officer)
LOWNDES A. SMITH*	Director	February 28, 2007
Lowndes A. Smith
ALLAN L. WATERS*	Director	February 28, 2007
Allan L. Waters

*By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
(Millions, except share and per share amounts)	2006	2005
Assets
Fixed maturity investments, at fair value (amortized cost $7,812.9 and $7,548.4)	$7,911.5	$7,582.7
Common equity securities, at fair value (cost $972.0 and $796.5)	1,212.6	967.8
Short-term investments, at amortized cost (which approximates fair value)	1,344.9	727.8
Other investments (cost $467.1 and $510.8)	524.8	588.1
Trust account investments, at amortized cost (fair value $337.9 and $0)	338.9	—
Total investments	11,332.7	9,866.4
Cash	159.0	187.7
Reinsurance recoverable on unpaid losses	2,134.5	3,003.6
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,881.2	2,022.1
Reinsurance recoverable on paid losses	159.4	77.0
Insurance and reinsurance premiums receivable	913.6	1,014.3
Securities lending collateral	649.8	674.9
Funds held by ceding companies	452.8	620.4
Investments in unconsolidated insurance affiliates	335.5	479.7
Deferred acquisition costs	320.3	288.4
Deferred tax asset	276.0	341.2
Ceded unearned premiums	87.9	200.7
Accrued investment income	87.4	93.5
Accounts receivable on unsettled investment sales	8.5	21.7
Other assets	645.1	526.5
Total assets	$19,443.7	$19,418.1
Liabilities
Loss and loss adjustment expense reserves	$8,777.2	$10,231.2
Unearned insurance and reinsurance premiums	1,584.9	1,582.0
Debt	1,106.7	779.1
Securities lending payable	649.8	674.9
Deferred tax liability	311.5	274.3
Long-term incentive compensation payable	285.2	240.2
Reserves for structured contracts	147.1	224.6
Funds held under reinsurance treaties	141.6	171.4
Ceded reinsurance payable	138.4	204.5
Accounts payable on unsettled investment purchases	66.8	43.4
Other liabilities	913.7	828.9
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	242.3	214.0
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	14,385.2	15,488.5

Minority interest- OneBeacon Insurance Group, Ltd.	490.7	—
Minority interest- consolidated limited partnerships	112.5	96.4
Total minority interest	603.2	96.4

Common shareholders’ equity
Common shares at $1 par value per share — authorized 50,000,000 shares; issued and outstanding 10,782,753 and 10,779,223 shares	10.8	10.8
Paid-in surplus	1,716.7	1,716.4
Unearned compensation - restricted common share awards	—	(1.9)
Retained earnings	2,496.0	1,899.8
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	194.0	233.9
Net unrealized foreign currency translation gains (losses)	37.2	(21.8)
Other	0.6	(4.0)
Total common shareholders’ equity	4,455.3	3,833.2
Total liabilities, minority interest and common shareholders’ equity	$19,443.7	$19,418.1

See Notes to Consolidated Financial Statements including Note 18 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2006	2005	2004
Revenues
Earned insurance and reinsurance premiums	$3,712.7	$3,798.6	$3,820.5
Net investment income	435.5	491.5	360.9
Net realized investment gains	272.7	112.6	181.1
Gain on sale of shares of OneBeacon Insurance Group, Ltd.	171.3	—	—
Other revenue	202.0	229.2	192.8
Total revenues	4,794.2	4,631.9	4,555.3
Expenses
Loss and loss adjustment expenses	2,452.7	2,858.2	2,591.1
Insurance and reinsurance acquisition expenses	754.8	761.2	744.4
Other underwriting expenses	505.4	424.7	520.4
General and administrative expenses	218.3	148.8	301.0
Accretion of fair value adjustment to loss and loss adjustment expense reserves	24.5	36.9	43.3
Interest expense on debt	50.1	44.5	49.1
Interest expense - dividends on preferred stock subject to mandatory redemption	30.3	30.3	30.3
Interest expense - accretion on preferred stock subject to mandatory redemption	28.3	22.1	17.3
Total expenses	4,064.4	4,326.7	4,296.9
Pre-tax income	729.8	305.2	258.4
Income tax provision	(98.9)	(36.5)	(47.0)
Income before minority interest, equity in earnings of unconsolidated affiliates and extraordinary item	630.9	268.7	211.4
Minority interest	(16.0)	(12.2)	(10.6)
Equity in earnings of unconsolidated affiliates	36.9	33.6	37.4
Income before extraordinary item	651.8	290.1	238.2
Excess of fair value of acquired net assets over cost	21.4	—	180.5
Net income	673.2	290.1	418.7
Change in net unrealized gains and losses for investments held	125.3	(50.8)	218.0
Recognition of net unrealized gains and losses for investments sold	(156.0)	(131.4)	(87.9)
Change in foreign currency translation	59.0	(70.3)	48.8
Net change in minimum pension liability and other	4.6	(1.6)	(2.4)
Comprehensive net income	$706.1	$36.0	$595.2
Basic earnings per share
Income before extraordinary item	$60.52	$26.96	$24.05
Net income	62.51	26.96	42.28
Diluted earnings per share
Income before extraordinary item	$60.33	$26.56	$22.67
Net income	62.32	26.56	39.92
Dividends declared and paid per common share	$8.00	$8.00	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
Millions	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2004	$2,979.2	$1,408.6	$1,286.4	$285.7	$(1.5)
Net income	418.7	—	418.7	—	—
Net change in unrealized investment gains	130.1	—	—	130.1	—
Net change in foreign currency translation	48.8	—	—	48.8	—
Net change in minimum pension liability	(2.4)	—	—	(2.4)	—
Dividends declared on common shares	(9.1)	—	(9.1)	—	—
Exercise of warrants held by Berkshire Hathaway, Inc.	294.0	294.0	—	—	—
Issuances of common shares	13.7	13.7	—	—	—
Repurchases and retirements of common shares	(.2)	(.1)	(.1)	—	—
Issuance of restricted common shares	—	4.7	—	—	(4.7)
Amortization of restricted common share awards	2.0	—	—	—	2.0
Accrued Option expense	9.1	9.1	—	—	—
Balances at December 31, 2004	3,883.9	1,730.0	1,695.9	462.2	(4.2)
Net income	290.1	—	290.1	—	—
Net change in unrealized investment gains	(182.2)	—	—	(182.2)	—
Net change in foreign currency translation	(70.3)	—	—	(70.3)	—
Net change in minimum pension liability and other	(1.6)	—	—	(1.6)	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	1.1	1.1	—	—	—
Repurchases and retirements of common shares	(.1)	(.1)	—	—	—
Forfeiture of restricted common shares	—	(.3)	—	—	.3
Amortization of restricted common share awards	2.0	—	—	—	2.0
Accrued Option expense	(3.5)	(3.5)	—	—	—
Balances at December 31, 2005	3,833.2	1,727.2	1,899.8	208.1	(1.9)
Cumulative effect adjustment - hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation	—	(1.9)	—	—	1.9
Net income	673.2	—	673.2	—	—
Net change in unrealized investment gains	(30.7)	—	—	(30.7)	—
Net change in foreign currency translation	59.0	—	—	59.0	—
Net change in other	.5	—	—	.5	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	0.6	0.6	—	—	—
Amortization of restricted common share awards	1.6	1.6	—	—	—
Adjustment for initial adoption of FAS 158, net of tax	4.1	—	—	4.1	—
Balances at December 31, 2006	$4,455.3	$1,727.5	$2,496.0	$231.8	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2006	2005	2004
Cash flows from operations:
Net income	$673.2	$290.1	$418.7
Charges (credits) to reconcile net income to net cash used for operations:
Excess of fair value of acquired net assets over cost	21.4	—	(180.5)
Net realized investment gains	(272.7)	(112.6)	(181.1)
Gain on sale of shares of OneBeacon Insurance Group, Ltd.	(171.3)	—	—
Undistributed equity in earnings from unconsolidated insurance affiliates, after-tax	48.7	(33.6)	(37.4)
Deferred income tax provision (benefit)	33.2	28.2	(59.0)
Other operating items:
Net Federal income tax receipts (payments)	48.3	35.3	(86.5)
Net change in insurance and reinsurance premiums receivable	111.1	(58.9)	90.0
Net change in reinsurance recoverable on paid and unpaid losses	738.2	(1,416.4)	300.8
Net change in loss and LAE reserves	(1,300.2)	1,188.0	(750.4)
Net change in reserves for structured contracts	(77.5)	(151.3)	(56.3)
Net change in unearned insurance and reinsurance premiums	(4.5)	(37.1)	(54.0)
Net change in funds held by ceding reinsurers	177.3	307.2	12.2
Net change in other assets and liabilities, net	70.3	(323.9)	26.8
Net cash provided from (used for) operations	95.5	(285.0)	(556.7)
Cash flows from investing activities:
Net change in short-term investments	(526.2)	295.3	768.2
Sales of fixed maturity investments	4,576.2	5,785.6	5,905.1
Maturities, calls and paydowns of fixed maturity investments	833.9	597.2	1,561.7
Sales of common equity securities and other investments	819.2	581.1	557.3
Sales of trust account investments	7.1	—	—
Sales of consolidated and unconsolidated affiliates, net of cash sold	771.4	180.7	220.9
Sales of renewal rights	32.0	—	—
Purchases of trust account assets	(344.0)	—	—
Purchases of common equity securities and other investments	(697.0)	(589.8)	(378.8)
Purchases of fixed maturity investments	(5,800.5)	(6,484.7)	(7,157.3)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(33.0)	—	(659.8)
Net change in unsettled investment purchases and sales	36.6	10.7	(337.2)
Net acquisitions of property and equipment	(19.8)	(38.5)	(13.6)
Net cash (used for) provided from investing activities	(344.1)	337.6	466.5
Cash flows from financing activities:
Issuance of debt	482.4	18.4	—
Repayment of debt	(155.0)	—	(25.0)
Cash dividends paid to common shareholders	(86.2)	(86.2)	(9.1)
Cash dividends paid to preferred shareholders	(30.3)	(30.3)	(30.3)
Proceeds from issuances of common shares	.6	1.1	307.8
Net cash provided from (used for) financing activities	211.5	(97.0)	243.4
Effect of exchange rate changes on cash	8.4	(11.0)	—
Net (decrease) increase in cash during year	(28.7)	(55.4)	153.2
Cash balance at beginning of year	187.7	243.1	89.9
Cash balance at end of year	$159.0	$187.7	$243.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), a Bermuda-based company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). In connection with the OneBeacon Offering, White Mountains undertook an internal reorganization (the “Reorganization”) and formed OneBeacon Ltd. for the purpose of holding certain of its property and casualty insurance businesses. As a result of the Reorganization, certain of White Mountains’ businesses that have been historically reported as part of its Other Operations segment are now owned by OneBeacon Ltd., and accordingly have been included in the OneBeacon segment for all periods presented in this report. In addition, certain other businesses of White Mountains that had been historically reported as part of its OneBeacon segment and which were not held by OneBeacon Ltd. following the OneBeacon Offering are included in the Other Operations segment for all periods presented in this report.

The White Mountains Re segment consists of White Mountains Re Group, Ltd., a Bermuda-based company, and its subsidiaries (collectively “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its immediate parent, Folksamerica Holding Company (“FHC”), “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”). On April 16, 2004, White Mountains acquired Sirius Insurance Holdings Sweden AB and its subsidiaries (“Sirius”) (the “Sirius Acquisition”). The principal companies acquired were Sirius International, Sirius America Insurance Company (“Sirius America”), which provides primary insurance programs in the United States, and Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”), a reinsurance company that has been in run-off since 2002. White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”). On August 2, 2006, White Mountains Re sold Sirius America to an investor group. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. (“Delos”), and accounts for Delos on the equity method within its Other Operations segment.

The Esurance segment consists of Esurance Holdings, Ltd., a Bermuda-based company, and certain of its subsidiaries (collectively, “Esurance”). Esurance, which has been a unit of White Mountains since October 2000, sells personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group, which was acquired by White Mountains in 1999, consists of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off. The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of Montpelier Re Holdings, Ltd. (“Montpelier Re”), warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and common and preferred shares of Delos.

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

Investment securities

White Mountains’ invested assets comprise securities and other investments held for general investment purposes and those held in two segregated trust accounts.

White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market prices. Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholders’ equity. Changes in net unrealized investment gains and losses, net of the effect of adjustments for minority interest and after-tax, are reported as a component of other comprehensive income.

White Mountains’ portfolio of fixed maturity investments held in the segregated trust accounts are classified as held to maturity as the Company has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are other than temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2006 and 2005. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, warrants, equity method investments and an interest rate swap accounted for as a cash flow hedge.

Investments in limited partners hips

White Mountains has investments in a number of limited partnerships, which are recorded in other investments. Changes in White Mountains’ interest in limited partnership interests accounted for using the equity method are included in net realized investment gains. Changes in White Mountains’ interest in limited partnerships not accounted for under the equity method are reported, net of tax, as a component of shareholders’ equity, with changes therein reported, after-tax, as a component of other comprehensive income.

Securities lending

White Mountains participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity portfolio. Under the security lending arrangements, certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet. However, other than in the event of default by the borrower, this collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, White Mountains considers the collateral transactions associated with its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Derivative financial instruments

White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Convertible bonds

White Mountains owns convertible bonds. The equity conversion option is considered an embedded derivative. Prior to January 1, 2006, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), White Mountains bifurcated all equity option derivatives that are embedded in its convertible bonds. The original host instruments were reported, at fair value, in fixed maturity investments and the embedded derivatives were reported, at fair value, in other investments. Changes in the fair values of the equity options were included in realized gains and losses. Effective January 1, 2006, White Mountains adopted FAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140” (“FAS 155”). FAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized gains. Prior to adoption of FAS 155, White Mountains had recorded $283.5 million related to the host instrument in fixed maturity investments and $99.8 million for the equity conversion option in other investments. Upon adoption of FAS 155, White Mountains recorded an adjustment of $9.2 million to reclassify net unrealized gains on investments (gross gains of $9.8 million and gross losses of $.6 million) to opening retained earnings to reflect the cumulative effect of adoption. The fair value of convertible bonds at December 31, 2006 was $429.5 million and was included in fixed maturity investments.

Warrants

White Mountains holds warrants to acquire common shares of Symetra and Montpelier Re. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. White Mountains accounts for its investments in warrants in accordance with SFAS 133 as derivatives. The warrants are recorded in other investments at fair value with changes therein recorded in realized gains or losses in the period in which they occur.

White Mountains holds warrants to acquire 7.2 million common shares of Montpelier Re and warrants to acquire 1.1 million common shares of Symetra. The Company uses a Black-Scholes valuation model to determine the fair value of the Montpelier Re and Symetra warrants. The major assumptions used in the valuation of the Montpelier Re warrants were a risk-free rate of 4.70%, volatility of 30% and an expected life of approximately 5 years. The major assumptions used in valuing the Symetra warrants were a risk-free rate of 4.70%, volatility of 25% and an expected life of approximately 5 years.

Cash flow hedge

Contemporaneously with entering into a variable rate mortgage note, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon’s variable rate mortgage note. In accordance with SFAS 133, OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap.

Weather contracts

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo offers weather risk management products, which, at December 31, 2006, were all in the form of derivative financial instruments. All weather derivatives are recognized as either assets or liabilities in the balance sheet. The fair value for exchange traded contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract. At December 31, 2006, Galileo has unamortized deferred gains of $4.7 million.

Galileo’s weather derivatives are not designed to meet the GAAP criteria for hedge accounting. Accordingly, changes in the fair value subsequent to inception are recognized in the period in which they occur and are recorded in other revenues within the income statement. For the year ended December 31, 2006, Galileo recognized $2.1 million of net losses on its weather derivatives portfolio. The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

At December 31, 2006, Galileo had recorded a net liability of $2.1 million for exchange traded weather derivative contracts and a net liability of $10.0 million for weather derivative contracts valued based on internal pricing models. Galileo requires certain counterparties to provide cash collateral that it invests until the underlying contract has settled. At December 31, 2006, Galileo had recorded a $25.2 million liability for collateral received.

Galileo’s weather risk management contracts, all of which mature within one year, are summarized in the following table:

(Millions)
Carrying value of net liability for weather derivative contracts at January 1, 2006	$—
Net consideration received during the year for new contracts	12.6
Net payments made on contracts settled during the year	(2.6)
Net decrease in fair value on settled and unsettled contracts	2.1
Carrying value of net liability for weather derivative contracts at December 31, 2006 (1)	$12.1

(1)     Amount includes $4.7 million in unamortized deferred gains.

Derivatives - Variable annuity reinsurance

In August 2006, White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

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

If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the

“SOP”). The liability for the reinsured GMDB contracts has been calculated using the methodology prescribed within the SOP for variable annuity contracts and is based on investment returns, mortality, surrender rates and other assumptions.

The valuation of these liabilities involve significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force. At December 31, 2006, the liability recorded for the variable annuity benefit guarantees was $(13.8) million, which is included in other liabilities.

WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements. The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All derivative instruments are recorded as assets or liabilities at fair value on the balance sheet. These derivative financial instruments do not meet the hedging criteria under FAS 133, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement. At December 31, 2006, the fair value of these derivative contracts, which is recorded in other assets, was $21.2 million and had inception to date losses of $15.7 million, which are included in other revenues. In connection with these derivative contracts, WM Life Re has deposited collateral comprising $2.2 million of cash and $7.7 million of securities with counterparties.

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

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.3% and 5.0% at December 31, 2006 and 2005). As of December 31, 2006 and 2005, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $190.7 million and $214.3 million.

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

In connection with purchase accounting for Sirius, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius’ acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled. See Note 3.

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

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held by ceding companies represent amounts due to White Mountains in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and a contractually agreed interest amount is credited to the Company and recognized as investment income. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that White Mountains has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

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

Insurance-Related Assessments

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (“SOP 97-3”), White Mountains’ insurance subsidiaries record guaranty fund assessments when it is probable that an assessment will be made and the amount can be reasonably estimated.

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2006 and 2005, White Mountains had deferred software costs of $43.9 million and $50.2 million.

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

Foreign currency exchange

The U.S. dollar is the functional currency for all of the Company’s businesses except for the foreign reinsurance operations of Folksamerica, Sirius and WMRUS and certain other smaller international activities. The national currencies of the subsidiaries are their functional currencies since their business is primarily transacted in such local currency. White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss, net of tax.

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate of the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2006 and 2005, White Mountains had an after-tax unrealized foreign currency translation gain/(loss) of $37.2 million, net of minority interest of $.7 million and $(21.8) million, respectively, recorded on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

	Opening Rate	Closing Rate	Opening Rate	Closing Rate
Currency	2006	2006	2005	2005
Swedish Krona	7.9603	6.8640	6.6231	7.9603
British Pound	.5798	.5088	.5218	.5798
Canadian Dollar	1.1647	1.1603	1.2132	1.1647

Earnings per share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unearned restricted common shares (“Restricted Shares”), which are being fully expensed over the vesting period and were anti-dilutive for all periods presented. Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Basic earnings per share numerators (in millions):
Income before extraordinary item	$651.8	$290.1	$238.2
Extraordinary item - excess of fair value of acquired net assets over cost	21.4	—	180.5
Net income	$673.2	$290.1	$418.7
Diluted earnings per share numerators (in millions):
Income before extraordinary item	$651.8	$290.1	$238.2
Other effects on diluted earnings (1)	—	(3.5)	(0.9)
Income before extraordinary item	$651.8	$286.6	$237.3
Extraordinary item - excess of fair value of acquired net assets over cost	21.4	—	180.5
Adjusted net income	$673.2	$286.6	$417.8
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,780	10,774	9,916
Average unearned restricted common shares	(11)	(13)	(14)
Basic earnings per share denominator	10,769	10,761	9,902
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,780	10,774	9,916
Average unearned restricted shares (2)	—	(13)	(14)
Average outstanding dilutive options and warrants to acquire common shares (3)	23	33	565
Diluted earnings per share denominator	10,803	10,794	10,467
Basic earnings per share (in dollars):
Income before extraordinary item	$60.52	$26.96	$24.05
Extraordinary item -excess of fair value of acquired net assets over cost	1.99	—	18.23
Net income	$62.51	26.96	$42.28
Diluted earnings per share (in dollars):
Income before extraordinary item	$60.33	26.56	$22.67
Extraordinary item - excess of fair value of acquired net assets over cost	1.99	—	17.25
Net income	$62.32	26.56	$39.92

(1)     The diluted earnings per share numerator for the year ended December 31, 2005 has been adjusted to exclude an income statement credit associated with outstanding options to acquire common shares (see footnote 3 below). The diluted earnings per share numerator for the year ended December 31, 2004 has been adjusted to exclude a portion of White Mountains’ equity in earnings from Montpelier Re brought about by outstanding warrants and options to acquire common shares of Montpelier Re that are in-the-money. As of March 31, 2004, White Mountains changed its method of accounting for its investment in Montpelier Re from equity accounting to fair value, therefore, this equity adjustment is not applicable to periods beginning after such date.

(2)             Restricted Shares cliff vest on a stated anniversary date. In accordance with the adoption of FAS No. 123(R), the diluted earnings per share denominator adjustment is limited to unearned Restricted Shares measured as if such Restricted Shares are earned ratably.

(3)             The diluted earnings per share denominator for the year ended December 31, 2006 includes the effects of options to acquire 32,596 common shares at an average strike price of $154.05 per common share. The diluted earnings per share denominator for the year ended December 31, 2005 includes the effects of options to acquire 42,910 common shares at an average strike price of $145.33 per common share. The diluted earnings per share denominator for the year ended December 31, 2004 includes the dilutive effects of average outstanding warrants to acquire 852,678 common shares at an average strike price of $173.99 per common share. The warrants were fully exercised on June 29, 2004, therefore this adjustment is not applicable for periods after such date.

Variable Interest Entities

Variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an entity has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity with a controlling financial interest is the primary beneficiary and consolidates the VIE.

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (“FIN 46-R”), White Mountains consolidates VIEs for which it is the primary beneficiary. White Mountains determines whether or not it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interest creates or absorbs variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, White Mountains performs a quantitative analysis to calculate whether White Mountains’ financial interest in the VIE is large enough to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected returns, or both.

Mandatorily Redeemable Preferred Stock

White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries which are considered noncontrolling interests and have been recorded as liabilities at their historical carrying values. Dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense. (See Note 10).

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the cash flow hedge presented in accumulated other comprehensive income is net of the minority interest portion.

Recently Adopted Changes in Accounting Principles

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“FAS”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”), which is a revision to FAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”). Effective January 1, 2006, White Mountains adopted FAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, FAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of White Mountains incentive stock options (“Incentive Options”), restricted common share awards (“Restricted Shares”) and performance share awards outstanding as of January 1, 2006, as well as new awards, are subject to the fair value measurement and recognition requirements of FAS 123R.

Prior to adoption of FAS 123R, White Mountains accounted for performance shares, Restricted Shares and Incentive Options under the recognition and measurement principles of APB 25 and FIN 28, and adopted the disclosure provisions of FAS 123. Under APB 25 and FIN 28, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. The compensation cost recognized for White Mountains’ Restricted Shares under APB 25 was based upon fair value of the award at the date of issuance and was charged to compensation expense ratably over the service period. Forfeitures were recognized as they occurred. Upon adoption of FAS 123R, an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares and Restricted Shares. The effect of this change was immaterial.

White Mountains’ Incentive Options have an escalating exercise price and vest on a pro rata basis over the service period. As a result, the Company’s outstanding Incentive Options were accounted for as variable awards under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying common shares and with forfeitures recognized as they occurred. Upon adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options.

The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FAS 123 to its Incentive Options at those times.

	Year Ended December 31,
Millions, except per share amounts	2005	2004
Net income, as reported	$290.1	$418.7
Incentive Option expense (income) included in reported net income	(3.5)	9.0
Incentive Option expense determined under fair value based method	(.1)	(.1)
Net income, pro forma	$286.5	$427.6
Earnings per share:
Basic - as reported	$26.96	$42.28
Basic - pro forma	26.63	43.18
Diluted - as reported	26.56	39.92
Diluted - pro forma	26.56	40.77

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

White Mountains adopted FAS 155 effective January 1, 2006. See Convertible bonds section of this note for discussion of effect of adoption.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”) which amends FASB Statement Nos. 87, 88, 106 and 132(R). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under FAS 87 and FAS 106 in other comprehensive income in the period in which they occur. Under the new Statement, plan assets and obligations must be measured as of the fiscal year end. The recognition provisions of the Statement are effective for fiscal years ending after December 15, 2006. The measurement provisions of the Statement are effective for fiscal years ending after December 15, 2008. White Mountains recognized an increase to ending accumulated other comprehensive income of $4.1 million upon adoption of the recognition provisions of FAS 158 at December 31, 2006.

Recent Accounting Pronouncements

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FAS 109, “Accounting for Income Taxes.” The Interpretation prescribes when the benefit of a given tax position should be recognized and how it should be measured. FIN 48 also requires additional disclosures. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a company should presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. White Mountains expects the effect of adoption to be modest and to consist of reclassification of certain income tax-related liabilities in our statement of financial position and an immaterial effect on the balance of retained earnings. White Mountains does not expect the adoption to have a material effect on its results of operations or cash flows.

NOTE 2. Significant Transactions

Mutual Service Casualty

On December 22, 2006, White Mountains Re completed its acquisition of Mutual Service Casualty Insurance Company (“Mutual Service Casualty”), a runoff insurer formerly affiliated with Country Insurance & Financial Services. As part of a sponsored demutualization and conversion to a stock company, Mutual Service Casualty has been renamed Stockbridge Insurance Company (“Stockbridge”). White Mountains Re paid approximately $33.6 million for Stockbridge and recorded an after-tax extraordinary gain of $21.4 million, which represents the excess of fair value of acquired assets over the purchase price. The fair value of net assets acquired were $55.1 million, including $81.0 million of cash and investments, $55.5 million of reinsurance recoverables, $12.2 million of deferred tax assets, $91.2 million of loss and LAE reserves and $2.3 million of deferred tax liabilities.

OneBeacon

On November 14, 2006, in connection with the OneBeacon Offering, White Mountains sold 27.6 million common shares, or 27.6%, of its subsidiary OneBeacon Ltd. for net proceeds of $650.3 million in cash. As a result of the sale, White Mountains recorded a gain of $171.3 million, which represents the excess of the offering proceeds over 27.6% of the book value of OneBeacon at the time of the sale.

Main Street America

On October 31, 2006, White Mountains’ investment in Main Street America Holdings, Inc. (“MSA”) was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) $24.5 million, or 4.9%, of the common stock of the MSA Group. These transactions resulted in a net after tax realized gain of $8.5 million.

Sirius America

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group for $138.8 million in cash, which was $16.9 million above the book value of Sirius America at the time of the sale. Sirius America is a U.S.-based insurer focused on primary insurance programs that was acquired as part of the Sirius Acquisition (defined below).

As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos, and accounts for Delos under the equity method. White Mountains recognized a gain of $14.0 million ($9.1 million after tax) on the sale through other revenues and has deferred $2.9 million ($1.9 million after tax) of the gain related to its remaining equity interest in Delos (See Note 14).

National Farmers Union Property and Casualty Company

On September 30, 2005, OneBeacon sold National Farmers Union Property and Casualty Company (“NFU”) to QBE Insurance Group for $138.3 million in cash and recognized a gain of approximately $26.2 million ($21.7 million after-tax) on the sale through other revenues.

Sirius

On April 16, 2004, White Mountains acquired Sirius from ABB Ltd. for SEK 3.27 billion (approximately $427.5 million based upon the foreign exchange spot rate at the date of acquisition), which included $10.5 million of expenses incurred in connection with the acquisition. The principal companies acquired were Sirius International, Sirius America and Scandinavian Re. Sirius International is domiciled in Sweden and has offices in Belgium, Hamburg, London, Singapore, Stockholm and Zurich. Scandinavian Re is a reinsurance company that has been in run-off since 2002. The Sirius Acquisition was accounted for under the purchase method of accounting and, therefore, the identifiable assets and liabilities of Sirius were recorded by White Mountains at their fair values on April 16, 2004. The process of determining the fair value of such assets and liabilities acquired was as follows: (1) the purchase price of Sirius was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at April 16, 2004; (2) the excess of the estimated fair value of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-financial assets acquired to zero; and (3) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as an extraordinary gain.

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

Supplemental unaudited pro forma condensed combined income statement information for the year ended December 31, 2004, which assumes that the Sirius Acquisition had occurred as of January 1, 2004 follows:

(Unaudited)	Pro Forma Twelve Months Ended December 31,
Millions, except per share amounts	2004
Total revenues	$4,699.7

Income before extraordinary items	$273.4

Net income	$453.9

Earnings per share:
Pro forma net income - basic	$45.83
Pro forma net income - diluted	$43.28

The unaudited pro forma information presented above for the year ended December 31, 2004 has been supplied for comparative purposes only and does not purport to reflect the actual results that would have been reported had the Sirius Acquisition been consummated at January 1, 2004. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Symetra

On August 2, 2004, White Mountains, Berkshire Hathaway Inc. (“Berkshire”) and several other private investors capitalized Symetra in order to purchase the life and investments operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of bank debt. White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra, which are accounted for under the equity method, and approximately 24% of Symetra on a fully-converted basis including the warrants, which are accounted for under the provisions of SFAS 133. Three White Mountains designees serve on Symetra’s eight member board of directors.

White Mountains recorded its initial investment in Symetra by allocating the $194.7 million purchase price between the common shares and the warrants. The allocation was determined by recording the warrants at their fair value of $35.4 million, with the remaining $159.3 million allocated to the common shares. White Mountains then recognized an extraordinary gain of $40.7 million, representing the difference between the initial cost of the common shares and the amount of White Mountains’ equity in the underlying net assets of Symetra, as required by APB 18, “The Equity Method of Accounting for Investments in Common Stock”.

Sierra Group

On March 31, 2004, Folksamerica acquired the Sierra Insurance Group companies (the “Sierra Group”), consisting of California Indemnity Insurance Company and its three subsidiaries, from Nevada-based Sierra Health Services, Inc. Folksamerica paid $76.2 million for the Sierra Group, which included $14.2 million in cash and a $62.0 million purchase note (see Note 6). $58.0 million of the purchase note may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. The acquired companies’ net assets at the time of the close were $84.8 million, including $270.3 million of investments, $174.4 million of reinsurance balances recoverable, $406.9 million of loss and loss adjustment expense reserves and $25.1 million of unearned premiums. The acquisition resulted in an $8.6 million extraordinary gain, which White Mountains recognized in the first quarter of 2004.

Tryg-Baltica

On November 11, 2004, Sirius International acquired 100% of Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S (“Tryg-Baltica”). Under the terms of the agreement, Sirius paid approximately DKK 316.3 million ($57.7 million). Following the closing, White Mountains Re placed Tryg-Baltica into run-off, though certain business was renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and manages the company’s run-off administration. The acquired companies’ net assets at closing were $77.5 million, including $144.3 million of cash and investments, $86.7 million of receivables, $20.8 million of deposits with insurance companies, $150.8 million of loss and LAE reserves and $36.9 million of unearned insurance premiums. The acquisition resulted in a $19.8 million extraordinary gain, which White Mountains recognized in the fourth quarter of 2004.

Other Acquisitions and Dispositions

On September 29, 2006, OneBeacon transferred certain assets and the right to renew existing policies of its Agri division to QBE for $32.0 million in cash and recorded a gain of $30.4 million on the sale through other revenues.

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

During the third quarter of 2004, OneBeacon entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual (defined below) New York commercial business to Tower Insurance Group. The transaction, effective with December 1, 2004 renewals, impacted $110.0 million of premiums. OneBeacon retained the commercial business acquired from Atlantic Mutual.

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

During the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier Re from an existing warrant holder for $54.1 million in cash. Also during the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier Re to third parties for net proceeds of $155.3 million. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier Re and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier Re as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security, which is classified as available for sale and carried at fair value. During the third quarter of 2006, White Mountains sold an additional 5.4 million shares of its common share investment in Montpelier Re to third parties, thereby reducing the total number of Montpelier Re common shares owned by White Mountains to 0.9 million. See Note 5.

In January 2004, Folksamerica sold Peninsula Insurance Company to the Donegal Group for $23.3 million, or 107.5% of its GAAP book value, resulting in a pre-tax gain of $2.1 million that White Mountains recognized in the first quarter of 2004.

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

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, White Mountains may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, in the future should reserves need to be increased or decreased from amounts currently established, future results of operations would be negatively or positively impacted, as applicable.

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

White Mountains establishes loss reserves for White Mountains Re based on a single point estimate, which is management’s best estimate of ultimate losses and loss adjustment expenses. This “best estimate” is derived from a combination of generally accepted actuarial methods. For current accident year business, the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and loss expense reserves.

For prior accident years, White Mountains Re gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns. For both current and prior accident years, estimates also change when new information becomes available, such as changing loss emergence patterns, or as a result of claim and underwriting audits.

Once a point estimate is established by White Mountains Re, its actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business.

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
Millions	2006	2005	2004
Gross beginning balance	$10,231.2	$9,398.5	$7,728.2
Less beginning reinsurance recoverable on unpaid losses	(5,025.7)	(3,797.4)	(3,473.8)
Net loss and LAE reserves	5,205.5	5,601.1	4,254.4

Loss and LAE reserves sold - Sirius America	(124.1)	—	—
Loss and LAE reserves acquired - Stockbridge (3)	38.3	—	—
Loss and LAE reserves sold - NFU	—	(95.9)	—
Loss and LAE reserves sold - TPIC	—	(11.8)	—
Loss and LAE reserves acquired - Sirius (1)	—	—	1,328.9
Loss and LAE reserves acquired - Sierra Insurance Group (1)	—	—	244.4
Loss and LAE reserves acquired - Tryg-Baltica (1)	—	—	136.8
Loss and LAE reserves consolidated - New Jersey Skylands Insurance Association	—	—	62.1
Loss and LAE reserves sold - Peninsula Insurance Company	—	—	(17.0)

Losses and LAE incurred relating to:
Current year losses	2,208.7	2,697.1	2,476.0
Prior year losses (2)	244.0	161.1	115.1
Total incurred losses and LAE	2,452.7	2,858.2	2,591.1

Accretion of fair value adjustment to net loss and LAE reserves	24.5	36.9	43.3
Foreign currency translation adjustment to net loss and LAE reserves	35.2	(39.4)	48.0

Loss and LAE paid relating to:
Current year losses	(845.5)	(848.7)	(926.3)
Prior year losses	(2,025.1)	(2,294.9)	(2,164.6)
Total loss and LAE payments	(2,870.6)	(3,143.6)	(3,090.9)

Net ending balance	4,761.5	5,205.5	5,601.1
Plus ending reinsurance recoverable on unpaid losses	4,015.7	5,025.7	3,797.4
Gross ending balance	$8,777.2	$10,231.2	$9,398.5

(1)          Reinsurance recoverables on unpaid losses acquired in the Sirius, Sierra Group and Tryg-Baltica acquisitions totalled $283.8 million, $162.5 million and $14.0 million.

(2)          During the years ended December 31, 2005 and 2004, White Mountains Re recorded $22.8 million and $10.0 million of unfavorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by a reduction in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6).

(3)          Reinsurance recoverables on unpaid losses acquired in the Stockbridge acquisition totalled $52.9 million.

Loss and LAE development - 2006

During the year ended December 31, 2006, White Mountains experienced $244.0 million of unfavorable development on prior accident loss reserves, of which $218.0 million was experienced by White Mountains Re and $22.9 million was experienced by OneBeacon. The adverse development was primarily related to adverse development on loss and LAE reserves previously established for Katrina, Rita and Wilma.

During 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.

The vast majority of the newly reported claims were on off-shore energy and marine exposures, and as a result, Folksamerica Re set its gross loss and LAE reserves in 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits and also increased reserves on other exposures affected by hurricanes Katrina, Rita and Wilma.

Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus Reinsurance Company (“Olympus”), $139 million of these losses, net of reinstatement premiums, recorded in 2006 were ceded to Olympus. However, Folksamerica entered into an indemnity agreement with Olympus, under which it agreed to reimburse Olympus for up to $137 million of these losses, which was recorded as loss and LAE expense during 2006.

Loss and LAE development - 2005

During the year ended December 31, 2005, White Mountains experienced $161.1 million of unfavorable development on prior accident year loss reserves, of which $95.0 million was experienced at OneBeacon and approximately $51.8 million was experienced by White Mountains Re.

The adverse development at OneBeacon was primarily due to higher than anticipated legal defense costs and higher damages from liability assessments in general liability and multiple peril reserves in OneBeacon’s run-off operations. Specifically, OneBeacon’s management had assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and LAE was 72% of the entire future expected development, which was unusually large for these long tail lines of business. As a result, OneBeacon’s management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

The majority of the adverse development at White Mountains Re resulted from actions taken in response to a ground-up study of Folksamerica’s exposure to asbestos claims that was completed in the third quarter of 2005. The study examined losses incurred by all insureds that had reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica’s exposed limits by underwriting year led management to record an increase of approximately $50 million in IBNR during the third quarter of 2005. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio of approximately $12.0 million, mainly from the three most recent underwriting years.

Loss and LAE development - 2004

White Mountains experienced $115.1 million of unfavorable development on prior accident year loss and LAE reserves during 2004, of which approximately $100.3 million (relating primarily to 2002 and prior accident years) was experienced by OneBeacon and approximately $10.8 million was experienced by White Mountains Re.

The net unfavorable development at OneBeacon related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in OneBeacon’s run-off operations, as well as national account and program claims administered by third parties. These claim trends principally included higher legal defense costs and higher damages from liability assessments. Prior to 2004, OneBeacon’s management had made assumptions that case reserving standards and settlement practices in the run-off operations would be consistent with the standards and practices that were observed in the ongoing operations. During 2004, multiple peril liability and general liability case incurred loss and LAE for run-off claims was double that for ongoing operations claims. As a result, OneBeacon’s management increased the overall level of reserves for run-off during 2004. In addition, OneBeacon’s management undertook a more in depth review of the standards and practices as applicable to run-off claims and formed a separate run-off claims unit.

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

Fair value adjustment

In connection with purchase accounting for the acquisitions of OneBeacon, Sirius and Mutual Service Casualty, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s, Sirius’ and Mutual Service Casualty’s acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $24.5 million, $36.9 million and $43.3 million of such charges, recorded as loss and LAE during 2006, 2005 and 2004.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001, Sirius’ loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004, and Mutual Service Casualty loss and LAE reserves and related recoverables acquired on December 22, 2006 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined below), Sirius and Mutual Service Casualty and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s, Sirius’ and Mutual Service Casualty’s historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OneBeacon’s, Sirius’ and Mutual Service Casualty’s net loss reserves in order to estimate fair value. This was approximately 11%, 12% and 2% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, Sirius and Mutual Service Casualty, respectively, which is believed to be reflective of the cost OneBeacon, Sirius and Mutual Service Casualty would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and loss adjustment expense reserve activity

White Mountains’ reserves include provisions made for claims that assert damages from asbestos and environmental (“A&E”) related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

Immediately prior to White Mountains’ acquisition of OneBeacon, OneBeacon purchased a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 50% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2006. Since entering into the NICO Cover, $29.2 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2006. Net losses paid totaled approximately $847 million as of December 31, 2006, with $146 million paid in 2006. Asbestos payments during 2006 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404 million that OneBeacon estimates remained at December 31, 2006.

White Mountains’ reserves for A&E losses at December 31, 2006 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains’ other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2006, 2005 and 2004, respectively.

OneBeacon

Net A&E Loss Reserve Activity	Year Ended December 31,
Millions	2006			2005			2004
	Pre-NICO			Pre-NICO			Pre-NICO
	Gross	Net (1)	Net	Gross	Net (1)	Net	Gross	Net (1)	Net
Asbestos:
Beginning balance	$1,323.4	$845.9	$7.4	$868.9	$599.2	$8.5	$969.5	$641.6	$4.2
Incurred losses and LAE	(4.0)	(1.6)	—	544.8	307.5	—	6.7	1.5	5.9
Paid losses and LAE	(91.8)	(77.7)	(.6)	(90.3)	(60.8)	(1.1)	(107.3)	(43.9)	(1.6)
Ending balance	1,227.6	766.6	6.8	1,323.4	845.9	7.4	868.9	599.2	8.5

Environmental:
Beginning balance	729.7	421.5	6.5	513.0	408.4	10.2	559.8	454.8	8.6
Incurred losses and LAE	(8.6)	(7.8)	—	265.7	42.7	2.0	9.6	4.7	6.7
Paid losses and LAE	(43.1)	(19.1)	4.1	(49.0)	(29.6)	(5.7)	(56.4)	(51.1)	(5.1)
Ending balance	678.0	394.6	10.6	729.7	421.5	6.5	513.0	408.4	10.2

Total asbestos and environmental:
Beginning balance	2,053.1	1,267.4	13.9	1,381.9	1,007.6	18.7	1,529.3	1,096.4	12.8
Incurred losses and LAE	(12.6)	(9.4)	—	810.5	350.2	2.0	16.3	6.2	12.6
Paid losses and LAE	(134.9)	(96.8)	3.5	(139.3)	(90.4)	(6.8)	(163.7)	(95.0)	(6.7)
Ending balance	$1,905.6	$1,161.2	$17.4	$2,053.1	$1,267.4	$13.9	$1,381.9	$1,007.6	$18.7

(1)   Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re

Net A&E Loss Reserve Activity	Year Ended December 31,
Millions	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$147.7	$109.1	$68.1	$59.3	$69.7	$64.1
Incoming (Outgoing) asbestos reserves due to Sirius America acquisition/ divestiture	(3.3)	(0.9)	—	—	9.7	6.9
Incoming asbestos reserves due to MSC acquisition	1.3	1.0	—	—	—	—
Incurred losses and LAE	(0.3)	(0.1)	91.3	62.0	8.0	2.6
Paid losses and LAE	(9.8)	(7.9)	(11.7)	(12.2)	(19.3)	(14.3)
Ending balance	135.6	101.2	147.7	109.1	68.1	59.3

Environmental:
Beginning balance	13.5	8.3	21.9	15.7	17.4	15.1
Incoming (Outgoing) environmental reserves due to Sirius America acquisition/ divestiture	(1.5)	(0.9)	—	—	3.2	1.9
Incoming environmental reserves due to MSC acquisition	5.2	4.4	—	—	—	—
Incurred losses and LAE	(0.8)	(0.2)	(3.6)	(3.4)	2.8	.1
Paid losses and LAE	(0.6)	(0.5)	(4.8)	(4.0)	(1.5)	(1.4)
Ending balance	15.8	11.1	13.5	8.3	21.9	15.7

Total asbestos and environmental:
Beginning balance	161.2	117.4	90.0	75.0	87.1	79.2
Incoming (Outgoing) A&E reserves due to Sirius America acquisition/ divestiture	(4.8)	(1.8)	—	—	12.9	8.8
Incoming A&E reserves due to MSC acquisition	6.5	5.4	—	—	—	—
Incurred losses and LAE	(1.1)	(0.3)	87.7	58.6	10.8	2.7
Paid losses and LAE	(10.4)	(8.4)	(16.5)	(16.2)	(20.8)	(15.7)
Ending balance	$151.4	$112.3	$161.2	$117.4	$90.0	$75.0

Other operations

Net A&E Loss Reserve Activity (1)	Year Ended December 31,
Millions	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$45.8	$44.7	$37.5	$36.5	$27.0	$25.7
Incurred losses and LAE	5.6	3.8	11.9	9.7	15.3	7.6
Paid losses and LAE	(3.0)	(1.4)	(3.6)	(1.5)	(4.8)	3.2
Ending balance	48.4	47.1	45.8	44.7	37.5	36.5

Environmental:
Beginning balance	10.1	9.7	6.9	6.8	5.7	5.5
Incurred losses and LAE	(0.6)	(0.4)	4.1	3.3	2.0	.9
Paid losses and LAE	(0.4)	(0.2)	(.9)	(.4)	(.8)	.4
Ending balance	9.1	9.1	10.1	9.7	6.9	6.8

Total asbestos and environmental:
Beginning balance	55.9	54.4	44.4	43.3	32.7	31.2
Incurred losses and LAE	5.0	3.4	16.0	13.0	17.3	8.5
Paid losses and LAE	(3.4)	(1.6)	(4.5)	(1.9)	(5.6)	3.6
Ending balance	$57.5	$56.2	$55.9	$54.4	$44.4	$43.3

(1)  The asbestos and environmental reserve activity for White Mountains’ other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial. At December 31, 2006, American Centennial had 48 insureds with open asbestos and environmental claims of which 30 related to asbestos claims and 18 related to environmental claims.

NOTE 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains’ insurance and reinsurance subsidiaries’ written and earned premiums and on losses and LAE were as follows:

Year ended December 31, 2006 Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,028.0	$236.2	$563.5	$—	$2,827.7
Assumed	60.4	1,388.4	36.0	—	1,484.8
Ceded	(130.8)	(334.7)	(3.6)	—	(469.1)
Net written premiums	$1,957.6	$1,289.9	$595.9	$—	$3,843.4
Gross earned premiums:
Direct	$2,007.6	$240.2	$495.3	$—	$2,743.1
Assumed	65.4	1,448.8	35.7	—	1,549.9
Ceded	(129.0)	(447.8)	(3.5)	—	(580.3)
Net earned premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7
Losses and LAE:
Direct	$1,245.1	$132.0	$359.5	$5.6	$1,742.2
Assumed	54.1	1,030.7	25.0	(0.1)	1,109.7
Ceded	(118.9)	(278.1)	(0.7)	(1.6)	(399.3)
Net losses and LAE	$1,180.3	$884.6	$383.8	$3.9	$2,452.6

Year ended December 31, 2005 Millions
	OneBeacon(1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,177.0	$338.0	$320.9	$—	$2,835.9
Assumed	89.6	1,643.3	31.0	1.9	1,765.8
Ceded	(145.5)	(677.2)	(2.8)	(.1)	(825.6)
Net written premiums	$2,121.1	$1,304.1	$349.1	$1.8	$3,776.1
Gross earned premiums:
Direct	$2,175.8	$347.6	$280.1	$—	$2,803.5
Assumed	102.7	1,784.6	29.1	1.9	1,918.3
Ceded	(160.1)	(760.6)	(2.4)	(.1)	(923.2)
Net earned premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6
Losses and LAE:
Direct	$2,220.5	$224.2	$186.2	$13.7	$2,644.6
Assumed	187.0	2,113.9	20.1	1.9	2,322.9
Ceded	(1,006.0)	(1,100.2)	(.1)	(3.0)	(2,109.3)
Net losses and LAE	$1,401.5	$1,237.9	$206.2	$12.6	$2,858.2

				Other
Year ended December 31, 2004		White		Insurance
Millions	OneBeacon(1)	Mountains Re	Esurance	Operations	Total
Gross written premiums:
Direct	$2,367.9	$367.4	$176.7	$—	$2,912.0
Assumed	289.6	1,565.9	24.6	—	1,880.1
Ceded	(198.4)	(687.0)	(1.9)	—	(887.3)
Net written premiums	$2,459.1	$1,246.3	$199.4	$—	$3,904.8
Gross earned premiums:
Direct	$2,253.9	$310.4	$153.6	$—	$2,717.9
Assumed	331.1	1,625.4	24.4	—	1,980.9
Ceded	(206.5)	(670.3)	(1.5)	—	(878.3)
Net earned premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5
Losses and LAE:
Direct	$1,439.3	$196.3	$108.6	$2.4	$1,746.6
Assumed	221.3	1,159.7	14.0	11.0	1,406.0
Ceded	(115.4)	(437.1)	(.2)	(8.8)	(561.5)
Net losses and LAE	$1,545.2	$918.9	$122.4	$4.6	$2,591.1

(1)    On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the “Liberty Agreement”). Assumed amounts principally relate to business assumed under the Liberty Agreement.

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon uses models (primarily AIR V.8) to estimate losses its exposures would generate under various scenarios as well as the probability of those losses occurring. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

OneBeacon seeks to reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2006, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2007. Under that cover, the first $200 million of losses resulting from any single catastrophe are retained by OneBeacon and losses from a single event in excess of $200 million and up to $850 million are reinsured for 100% of the loss. OneBeacon anticipates this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is automatically reinstated for the remainder of the original contract term for a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Since the terrorist attacks of September 11, 2001 (the “Attacks”), OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas withexposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

On December 22, 2005, the United States government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act, originally enacted on November 26, 2002, establishes a Federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The law limits the industry’s aggregate liability by requiring the Federal government to share 85% of certified losses in 2007 once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage. OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $162 million in 2007. The aggregate industry retention level is $27.5 billion in 2007. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2007 up to a total of $100 billion.

OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack.

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $75 million. Individual risk facultative reinsurance may be purchased above $75 million where it deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $75 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon’s predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2006, OneBeacon has ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2006, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be immaterial.

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from reinsurers is critical to its financial strength. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers (Millions)	Balance at December 31, 2006	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,217.2	71%	A++
Munich RE America (formerly Amer Re)	59.3	2%	A
Nichido (formerly Tokio Fire and Marine Insurance Company)	52.3	2%	A++
Liberty Mutual and subsidiaries (3)	42.5	1%	A
Swiss Re	22.7	1%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $384 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          At December 31, 2006, OneBeacon had assumed balances payable and expenses payable of approximately $28.7 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

White Mountains Re

White Mountains Re’s reinsurance protection is provided through Folksamerica Re’s quota share retrocessional arrangements with Olympus and a newly-formed reinsurer, Helicon Reinsurance Company, Ltd. (“Helicon”) and through excess of loss protection purchased by Sirius to cover Sirius’ property catastrophe and aviation exposures. These reinsurance protections are designed to increase White Mountains Re’s underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, catastrophe events.

Under White Mountains Re’s 2006 arrangements with Olympus and Helicon, Folksamerica Re ceded 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property and marine. Olympus and Helicon shared approximately 56% and 44%, respectively, in the 2006 underwriting year cession. Under White Mountains Re’s 2005 arrangements with Olympus, Folksamerica Re ceded up to 75% of substantially all of its 2005 underwriting year short-tailed excess of loss business, mainly property and marine, and 50% of its 2005 underwriting year proportional property business and Sirius International ceded 25% of its 2005 underwriting year short-tailed proportional and excess of loss business. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon.

During 2007, Folksamerica Re will continue to cede 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property and marine, with Olympus and Helicon sharing approximately 55% and 45%, respectively, in 2007.

White Mountains Re is also entitled to receive a profit commission with respect to the profitability of the business recommended to Olympus and Helicon. However, this profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one year carryover to future years. As a result of the Gulf Coast hurricanes and several other significant loss events during 2005, Olympus recorded substantial net underwriting losses. Accordingly, White Mountains Re did not record a profit commission from Olympus or Helicon during 2006 or 2005 and does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

At December 31, 2006 and 2005, White Mountains Re had $655.0 million and $871.8 million of reinsurance recoverables from Olympus. Included in the December 31, 2005 amount is $640.7 million related to hurricanes Katrina, Rita and Wilma. White Mountains Re’s reinsurance recoverables from Olympus recorded as of December 31, 2006, are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with SFAS 113, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2006 and 2005, Folksamerica’s reinsurance recoverables included $186.9 million and $221.7 million recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million limit available under this contract had been fully utilized. At December 31, 2006 and 2005, Folksamerica had recorded $29.3 million and $36.8 million in deferred gains related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $7.5 million, $5.7 million and $8.1 million of such deferred gains during 2006, 2005 and 2004.

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

Top Reinsurers (Millions)	Balance at December 31, 2006	% of Total	A.M. Best Rating (2)	% Collateralized
Olympus (1)(3)	$655.0	52%	N/A	100%
Imagine Re (1)	186.9	15%	A-	100%
London Life (1)	118.9	9%	A	100%
General Re	71.2	6%	A++	3%
St. Paul Travelers Group	63.3	5%	A+	—%

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

(3)          Gross of amounts due to Olympus under its indemnity agreement with Folksamerica.

NOTE 5. Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
Millions	2006	2005	2004
Investment income:
Fixed maturity investments	$341.6	$332.1	$304.3
Short-term investments	63.3	51.7	24.9
Common equity securities	29.8	54.5	25.1
Other	14.7	67.9	15.0
Total investment income	449.4	506.2	369.3
Less investment expenses	(13.9)	(14.7)	(8.4)
Net investment income, pre-tax	$435.5	$491.5	$360.9

During the first quarter of 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. For the year ended December 31, 2006, White Mountains also recorded an aggregate of $3.6 million in pre-tax investment income from Montpelier Re’s regular quarterly dividend.

The composition of realized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions	2006	2005	2004
Fixed maturity investments	$38.2	$58.7	$32.2
Common equity securities	142.0	93.5	100.3
Other investments	92.5	(39.6)	48.6
Net realized investment gains, pre-tax	272.7	112.6	181.1
Income taxes attributable to realized investment gains and losses	(74.1)	(54.2)	(56.7)
Net realized investment gains, after-tax	$198.6	$58.4	$124.4

Net realized gains from common equity securities include gains of $5.5 million and losses of $54.8 million on Montpelier Re common shares for 2006 and 2005. Net realized gains from other investments include losses of $.7 million, losses of $110.3 million and gains of $15.7 million on Montpelier Re warrants for 2006, 2005 and 2004 and investment gains of $6.2 million and $10.5 million for 2006 and 2005 on its Symetra warrants.

White Mountains recognized gross realized investment gains of $344.4 million, $356.3 million and $229.7 million and gross realized investment losses of $71.7 million, $243.7 million and $48.6 million on sales of investment securities during 2006, 2005 and 2004. Of the $243.7 million in losses realized during 2005, $110.3 million related to the Company’s investment in Montpelier Re warrants, $54.8 million of other-than-temporary impairment related to White Mountains’ investment in Montpelier Re common shares and $11.4 million of foreign exchange losses.

In 2001, the Company received warrants to acquire 4,781,572 common shares of Montpelier Re at $16.67 per share (as adjusted for stock splits) that are exercisable until December 2011. During the first quarter of 2004, White Mountains sold 4.5 million common shares of Montpelier Re to third parties for net proceeds of $155.3 million, resulting in a realized investment gain of $35.2 million. Also during the first quarter of 2004, White Mountains purchased additional warrants to acquire 2,390,786 common shares of Montpelier Re from an existing warrant holder for $54.1 million in cash, thereby raising the total number of such warrants owned by White Mountains to 7,172,358.

The following table summarizes the carrying value of White Mountains’ investment in Montpelier Re as of December 31, 2006 and December 31, 2005:

	As of December 31, 2006			As of December 31, 2005
		Carrying	Fair		Carrying	Fair
Millions	Shares	Value	Value	Shares	Value	Value
Montpelier Re
Common shares	0.9	$17.0	$17.0	6.3	$115.9	$115.9
Warrants to acquire common shares	7.2	49.9	49.9	7.2	50.6	50.6
Total	8.1	$66.9	$66.9	13.5	$166.5	$166.5

As of December 31, 2006 and 2005, White Mountains reported $66.8 million and $43.4 million in accounts payable on unsettled investment purchases and $8.5 million and $21.7 million in accounts receivable on unsettled investment sales.

The components of White Mountains’ change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions	2006	2005	2004
Net change in pre-tax unrealized gains for investment securities held	$225.7	$(25.1)	$250.0
Net change in pre-tax unrealized gains (losses) from investments in unconsolidated affiliates	(38.3)	(45.3)	51.6
Net change in pre-tax unrealized investment gains (losses) for investments held	187.4	(70.4)	301.6
Income taxes attributable to investments held	139.6	19.6	(83.6)
Net change in unrealized gains (losses) for investments held, after-tax	327.0	(50.8)	218.0

Recognition of pre-tax net unrealized gains for investments sold	(217.8)	(190.1)	(129.6)
Income taxes attributable to investments sold	61.8	58.7	41.7
Recognition of net unrealized gains for investments sold, after-tax	(156.0)	(131.4)	(87.9)

Change in net unrealized investment gains (losses), after-tax	171.0	(182.2)	130.1

Change in net unrealized foreign currency gains (losses) on investments, after-tax	77.6	(39.5)	23.7
Net realized investment gains, after-tax	198.6	58.4	124.4
Total investment gains (losses) recorded during the period, after-tax	$447.2	$(163.3)	$278.2

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated insurance affiliates were as follows:

	December 31,
Millions	2006	2005
Investment securities:
Gross unrealized investment gains	$353.6	$368.4
Gross unrealized investment losses	(52.2)	(68.8)
Net unrealized gains from investment securities	301.4	299.6
Net unrealized gains from investments in unconsolidated insurance affiliates	.3	32.5
Total net unrealized investment gains, before tax	301.7	332.1
Income taxes attributable to such gains	(103.2)	(98.2)
Minority interest	(4.5)	—
Total net unrealized investment gains, after-tax	$194.0	$233.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity available-for-sale investments as of December 31, 2006 and 2005, were as follows:

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,651.3	$5.0	$(11.9)	$—	$1,644.4
Debt securities issued by industrial corporations	2,478.3	21.8	(23.6)	25.4	2,501.9
Municipal obligations	15.5	.5	—	—	16.0
Asset-backed securities	2,899.1	10.8	(7.5)	2.3	2,904.7
Foreign government obligations	657.2	2.1	(6.1)	55.2	708.4
Preferred stocks	111.5	17.1	(.4)	7.9	136.1
Total fixed maturity investments	$7,812.9	$57.3	$(49.5)	$90.8	$7,911.5

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,785.9	$6.6	$(16.5)	$—	$1,776.0
Debt securities issued by industrial corporations	2,843.4	78.2	(28.5)	(25.1)	2,868.0
Municipal obligations	66.6	.9	(.6)	—	66.9
Asset-backed securities	2,124.5	3.4	(16.1)	5.1	2,116.9
Foreign government obligations	683.0	8.0	(3.1)	.2	688.1
Preferred stocks	45.0	17.8	(.2)	4.2	66.8
Total fixed maturity investments	$7,548.4	$114.9	$(65.0)	$(15.6)	$7,582.7

The trust account investments comprise $305.0 million of fixed maturity investments and $33.9 million of short-term investments, classified as held-to-maturity. The carrying value, gross unrealized investment gains and losses, and estimated fair values of these investments as of December 31, 2006, were as follows:

	December 31, 2006
Millions	Carrying value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Estimated fair value
U.S. Government obligations - fixed maturities	$305.0	$—	$(1.0)	$—	$304.0
U.S. Government obligations - short-term	$33.9	$—	$—	$—	$33.9
Total trust account investments	$338.9	$—	$(1.0)	$—	$337.9

The cost or amortized cost and carrying value of White Mountains’ fixed maturity available-for-sale investments at December 31, 2006 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2006
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$432.4	$449.2
Due after one year through five years	2,766.6	2,810.7
Due after five years through ten years	1,135.7	1,139.6
Due after ten years	467.6	471.2
Asset-backed securities	2,899.1	2,904.7
Preferred stocks	111.5	136.1
Total	$7,812.9	$7,911.5

The carrying value and estimated fair value of White Mountains’ held-to-maturity, trust account investments at December 31, 2006 is presented below by contractual maturity.

	December 31, 2006
Millions	Carrying value	Estimated fair value
Due in one year or less	$47.2	$47.2
Due after one year through five years	291.7	290.7
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$338.9	$337.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of December 31, 2006 and 2005, were as follows:

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying Value
Common equity securities	$972.0	$237.2	$(1.3)	$4.7	$1,212.6

Other investments	$467.1	$59.1	$(1.4)	$—	$542.8

	December 31, 2005
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying Value
Common equity securities	$796.5	$175.3	$(2.9)	$(1.1)	$967.8

Other investments	$510.8	$78.2	$(.9)	$—	$588.1

White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totalled $352.7 million and $473.2 million as of December 31, 2006 and 2005.

Sales and maturities of investments, excluding short-term investments, totalled $6,236.4 million, $6,963.9 million and $8,024.1 million for the years ended December 31, 2006, 2005 and 2004. There were no non-cash exchanges or involuntary sales of investment securities during 2006, 2005 or 2004.

The Company participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. The Company receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of the Company’s securities on loan at December 31, 2006 was $636.1 million with corresponding collateral of $649.8 million.

Impairment

White Mountains’ portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities and are classified as available for sale. At December 31, 2006, approximately 99% of White Mountains’ fixed maturity investments received an investment grade rating from Standard and Poor’s or from Moody’s Investor Services if a given security was unrated by Standard & Poor’s. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

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

White Mountains’ methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional otherthan-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income, shareholders’ equity or tangible book value.

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2006 (excluding short-term investments):

	December 31, 2006
	0-6	6-12	> 12
($ in millions)	Months	Months	Months	Total
Fixed maturity investments:
Number of positions	245	79	328	652
Market value	$1,947.8	$565.4	$2,207.5	$4,720.7
Amortized cost	$1,953.3	$569.1	$2,247.8	$4,770.2
Unrealized loss	$(5.5)	$(3.7)	$(40.3)	$(49.5)
Common equity securities:
Number of positions	52	3	—	55
Market value	$64.4	$.1	$—	$64.5
Amortized cost	$65.7	$.1	$—	$65.8
Unrealized loss	$(1.3)	$—	$—	$(1.3)
Other investments:
Number of positions	1	2	2	5
Market value	$3.8	$17.6	$2.9	$24.3
Amortized cost	$3.8	$18.4	$3.5	$25.7
Unrealized loss	$—	$(.8)	$(.6)	$(1.4)
Total:
Number of positions	298	84	330	712
Market value	$2,016.0	$583.1	$2,210.4	$4,809.5
Amortized cost	$2,022.8	$587.6	$2,251.3	$4,861.7
Unrealized loss	$(6.8)	$(4.5)	$(40.9)	$(52.2)
% of total gross unrealized losses	13.0%	8.6%	78.4%	100.0%

White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2006 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2006 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At December 31, 2006, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2006 and 2005 consisted of the following:

	December 31,
Millions	2006	2005
Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.3)	(1.5)
Senior Notes, carrying value	698.7	698.5

WTM Bank Facility	320.0	—
FAC Bank Facility	—	—
Mortgage Note	40.8	18.4
Sierra Note	27.2	27.2
Atlantic Specialty Note	20.0	20.0
Other debt	—	15.0
Total debt	$1,106.7	$779.1

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2006 follows:

December 31,
Millions	2006
Due in one year or less	$2.0
Due in two to three years	31.9
Due in four to five years	325.6
Due after five years	748.5
Total	$1,108.0

Senior Notes

In May 2003, Fund American Companies, Inc. (“Fund American”), a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Pursuant to the offering of the Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under its guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

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

Bank Facilities

In connection with the OneBeacon Offering, White Mountains and Fund American terminated their existing $400 million credit facility, under which they were both permitted borrowers, and replaced it with two credit facilities, as described below.

In November 2006, White Mountains and White Mountains Re Group, Ltd., as co-borrowers and co-guarantors, established a $500 million revolving credit facility that matures in November 2011 (the “WTM Bank Facility”). As of December 31, 2006, White Mountains had $320 million outstanding on this facility, which bears interest at a current rate of 5.9%. White Mountains incurred $2.5 million of interest expense on this borrowing during 2006.

In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011 (the “FAC Bank Facility”). All borrowings under this facility are guaranteed by OneBeacon Ltd. As of December 31, 2006, the FAC Bank Facility was undrawn.

Mortgage Note

In December 2005, OneBeacon entered into a $40.8 million, 18-year mortgage note, which has a variable interest rate based upon the lender’s 30-day LIBOR rate, to purchase land and its U.S. headquarters building in Canton, Massachusetts. As of December 31, 2006, OneBeacon had drawn down the entire $40.8 million available under the mortgage note. Repayment will commence on January 31, 2009.

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. Changes in the fair value of the interest rate swap, which was a $.6 million gain, after tax and net of minority interest, for the year ended December 31, 2006, is reported as a component of other comprehensive income.

Sierra Note

In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since the closing of this acquisition, the Sierra Note has been reduced by $34.8 million as a result of adverse development on the acquired reserves and run-off of unearned premium, $22.8 million of which occurred during 2005. Interest accrues on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and is payable at its maturity.

Atlantic Specialty Note

In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing with the first payment due on January 1, 2007. The note accrues interest at a rate of 5.2%, except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

Other Debt

OneBeacon Professional Partners (“OBPP”) and Folksamerica Specialty Underwriting, Inc. (“FSUI”) had borrowed $8.0 million and $7.0 million, respectively, from Dowling & Partners Connecticut Fund III, LP (“Fund III”) in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”). These loans were repaid during 2006.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $50.1 million, $44.5 million and $49.1 million in 2006, 2005 and 2004. Total interest paid by White Mountains for its indebtedness was $47.5 million, $44.7 million and $48.9 million in 2006, 2005 and 2004.

NOTE 7. Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The total income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
Millions	2006	2005	2004
Current tax provision (benefit):
Federal	$29.8	$(30.0)	$79.2
State	(1.8)	(1.0)	1.0
Non-U.S.	18.3	39.3	25.8
Total current tax provision	46.3	8.3	106.0

Deferred tax provision (benefit):
Federal	(2.2)	60.6	(59.7)
State	—	—	—
Non-U.S.	54.8	(32.4)	.7
Total deferred tax provision (benefit)	52.6	28.2	(59.0)
Total income tax provision	$98.9	$36.5	$47.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2006	2005
Deferred income tax assets related to:
Discounting of loss reserves	$155.7	$197.9
Incentive compensation	90.9	78.3
Net unearned insurance and reinsurance premiums	83.8	90.2
U.S. net operating loss and tax credit carryforwards	67.2	105.2
Non-U.S. net operating losses and tax credit carryforwards	53.5	49.7
Olympus reimbursement	48.0	—
Deferred Compensation	31.0	41.3
Deferred gain on reinsurance contract	20.9	22.0
Accrued interest	18.9	9.6
Pension Compensation Plans	11.0	19.6
Fixed assets	9.6	7.1
Involuntary pool and guaranty fund accruals	4.5	5.2
Allowance for doubtful accounts	2.8	3.8
Foreign currency translation on investments and other assets	—	1.8
Other items	22.5	19.2
Total deferred income tax assets	$620.3	$650.9

Deferred income tax liabilities related to:
Safety reserve	$350.8	$260.2
Net unrealized investment gains	103.2	98.2
Deferred acquisition costs	89.6	95.8
Purchase accounting	14.8	17.4
Foreign currency translation on investments and other assets	4.9	—
Equity in unconsolidated insurance affiliates	—	17.9
Other items	24.8	14.0
Total deferred income tax liabilities	$588.1	$503.5
Net deferred tax asset before valuation allowance	$32.2	$147.4
Valuation allowance	(67.7)	(80.5)
Net deferred tax asset (liability)	$(35.5)	$66.9

At December 31, 2006 and 2005, the total net deferred tax asset related to U.S. operations is $276.0 million and $299.3 million respectively. At December 31, 2006 and 2005, the total net deferred tax liability for non-U.S. operations (primarily Sweden) is $311.5 million and 232.4 million respectively.

At December 31, 2006 and 2005, a valuation allowance of $54.8 million and $75.1 million, respectively, was recorded for certain assets applicable to Scandinavian Re (those relating to loss reserve discounting and net operating loss carryforwards). The Company believes that it is more likely than not that these assets will not be realized and has therefore established a full valuation allowance against them. The change in the valuation allowance from 2005 to 2006 primarily relates to current year NOL utilization of $(7.3) million and the effect of net operating loss carryforwards that expired in 2006 of $(12.0) million.

At December 31, 2006 and 2005, a valuation allowance of $12.9 million and $5.4 million, respectively, was established for net deferred tax assets of consolidated insurance reciprocals, which file separate consolidated tax returns. The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances (net of valuation allowance) carried at December 31, 2006 and 2005.

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company’s worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year Ended December 31,
Millions	2006	2005	2004
Tax provision at the U.S. statutory rate	$255.4	$102.6	$86.7
Differences in taxes resulting from:
Interest expense - dividends and accretion on preferred stock	20.5	18.3	16.7
Tax reserve adjustments	(15.6)	3.5	(7.6)
Tax exempt interest and dividends	(20.3)	(3.2)	(4.1)
Purchase price adjustments	—	(8.0)	(5.0)
Change in valuation allowance	0.2	(9.2)	3.3
Non-U.S. earnings, net of foreign taxes	(140.8)	(68.5)	(18.5)
Restructuring	—	—	16.6
Foreign tax credit	—	—	(38.8)
Non deductible interest expense	—	—	1.4
Other, net	(0.5)	1.0	(3.7)
Total income tax provision on pre-tax earnings	$98.9	$36.5	$47.0

The non-U.S. component of pre-tax earnings was $629.7 million, $247.6 million and $100.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, there were U.S. net operating loss carryforwards of approximately $122.7 million available which will begin to expire in 2011. Included in these tax losses are losses of $54.3 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are net operating losses of $22.7 million related to the insurance reciprocals which file separate consolidated tax returns. There were $50.2 million of net operating loss carryforwards available to reduce Swedish taxable income relating to Scandinavian Re. These net operating loss carryforwards expire as follows: $12.3 million in 2007, $14.9 million in 2008 and $23.0 million in 2009.

At December 31, 2006, there were alternative minimum tax credit carryforwards available of approximately $6.1 million. The alternative minimum tax credit does not expire.

Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, the Company filed amended United States tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2006, $18.2 million of the credit remained which will expire in 2010.

The U.S. federal income tax returns of the Company’s U.S. subsidiaries are routinely audited by taxing authorities. For federal income tax purposes, years 2003 through 2005 are currently under examination. All years prior to 2003 have been settled. During 2006, White Mountains recognized $26.3 million in tax benefits related to the settlement of U.S. Federal income tax audits for years prior to 2003. In management’s opinion, adequate tax liabilities have been established for all open tax years. These liabilities could be revised in the future if estimates of White Mountains’ ultimate liability changes.

NOTE 8. Retirement and Postretirement Plans

OneBeacon sponsors a qualified, non-contributory defined benefit pension plan and a non-qualified, non-contributory defined benefit pension plan covering substantially all of OneBeacon’s employees who were employed as of December 31, 2001 and who remain actively employed. OneBeacon’s pension plans were curtailed in the fourth quarter of 2002 so that they no longer added new participants or increased benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon. The benefits for the plans are based primarily on years of service and employees’ pay through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of federal laws and regulations. OneBeacon uses a December 31st measurement date for its defined benefit pension plans.

In addition to the defined benefit pension plans, OneBeacon had a contributory postretirement benefit plan which provided medical and life insurance benefits to pensioners and survivors. In the fourth quarter of 2005, OneBeacon settled its retiree medical obligation through the funding of an independent trust to provide benefits for covered participants in the amount of $31.2 million. Upon completing the funding of the independent trust, OneBeacon terminated the postretirement benefit plan. OneBeacon’s settlement of its postretirement benefit obligation and termination of the plan resulted in recognition of a $53.6 million gain.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plan and postretirement benefits at December 31, 2006 and 2005:

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Millions	2006	2005	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$507.3	$525.5	$—	$50.9
Service cost	2.6	1.5	—	.1
Interest cost	27.7	29.7	—	2.8
Curtailment	—	(4.9)	—	(31.2)
Plan amendments	1.6	2.8	—	—
Assumption changes	36.9	24.4	—	—
Actuarial (gain) loss	3.3	7.6	—	(14.0)
Benefits and expenses paid, net of participant contributions	(42.2)	(50.6)	—	(8.1)
Benefits paid directly by OneBeacon	(3.1)	(3.0)
Effect of disposition (1)	—	(25.7)	—	(.5)
Projected benefit obligation at end of year	$534.1	$507.3	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$488.0	$492.5	$—	$—
Actual return on plan assets	83.4	68.9	—	—
Employer contributions	—	3.0	—	39.3
Benefits and expenses paid, net of participant contributions	(40.6)	(50.8)	—	(39.3)
Effect of disposition (1)	—	(22.8)	—	—
Special termination benefits	(1.6)	(2.8)
Other adjustments	3.5	—	—	—
Fair value of plan assets at end of year	$532.7	$488.0	$—	$—
Funded status	$(1.4)	$(19.3)	$—	$—

(1)          The effect of disposition includes the sale of NFU to a third party on September 30, 2005.

At December 31, 2006, the qualified pension plan was overfunded by $27.4 million and the non-qualified plan was underfunded by $28.8 million. The non-qualified plan does not hold any assets. OneBeacon has established $20.1 million in irrevocable rabbi trusts for the benefit of non-qualified pension plan participants that are recorded in other assets at December 31, 2006. The assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements consist of:

	Pension Benefits		Other Postretirement Benefits
Millions	2006	2005	2006	2005
Prepaid benefit cost	$27.4	$14.9	$—	$—
Accrued benefit cost	(28.8)	(29.6)	—	—
Accumulated other comprehensive income (pre-tax)	—	5.2	—	—
Net amount accrued as a liability	$(1.4)	$(9.5)	$—	$—

Because OneBeacon’s defined benefit pension plans have been curtailed, the accumulated benefit obligation is equal to the projected benefit obligation for both the qualified and non-qualified defined benefit pension plans. The accumulated benefit obligation and projected benefit obligation for the qualified defined benefit plan at December 31, 2006 and 2005 was $505.3 million and $477.6 million. The accumulated benefit obligation and projected benefit obligation for the non-qualified defined benefit plan at December 31, 2006 and 2005 was $28.8 million and $29.6 million. The fair value of the plan assets for the qualified defined benefit plan at December 31, 2006 and 2005 was $532.7 million and $488.0 million. The non-qualified defined benefit plan did not hold any assets at December 31, 2006 and 2005.

At December 31, 2006 White Mountains adopted FAS 158 and accordingly recognized the funded status of OneBeacon’s defined benefit plans upon adoption. The following summarizes the incremental effect of adoption on individual line items in the statement of financial position:

Millions	Before Adoption of FAS 158	Adjustments	After Adoption of FAS 158
Prepaid benefit cost recorded in other assets	$18.6	$8.8	$27.4
Accrued benefit cost recorded in other liabilities	28.8	—	28.8
Deferred federal income taxes	314.6	(3.1)	311.5
Net effect of adoption before adjustment for minority interest	n/a	5.7	n/a
Minority interest	604.8	(1.6)	603.2
Accumulated other comprehensive income	227.7	4.1	231.8
Total shareholders’ equity	$4,451.2	$4.1	$4,455.3

The components of net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions	2006	2005	2004	2006	2005	2004
Service cost	$2.6	$1.5	$1.9	$—	$.1	$.1
Interest cost	27.7	29.7	30.7	—	2.8	3.2
Expected return on plan assets	(30.6)	(31.7)	(32.2)	—	—	—
Amortization of prior service benefit	—	—	—	—	(4.2)	(4.1)
Amortization of unrecognized loss	.3	—	—	—	—	.1
Recognized actuarial loss	—	—	—	—	—	—
Net periodic pension cost before settlements, curtailments and special termination benefits	—	(.5)	.4	—	(1.3)	(.7)
Settlement gain	—	—	—	—	—	—
Curtailment gain (1)	—	(1.6)	—	—	—	—
Special termination benefits expense (2)	1.6	2.8	2.9	—	—	—
Effect of disposition	—	(3.6)	—	—	(.6)	—
Total settlements, curtailments, special termination benefits, and effect of disposition	—	(2.4)	2.9	—	(.6)	—
Total net periodic benefit cost (income)	$1.6	$(2.9)	$3.3	$—	$(1.9)	$(.7)

(1)	During June 2005, NFU froze its pension plan and recognized a $1.6 million curtailment gain. NFU was sold to a third party on September 30, 2005.
(2)	Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

Assumptions

The weighted average discount rate used to determine benefit obligations at December 31, 2006 and 2005 was:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.027%	5.500%	—	—

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005 (1)	2004 (2)
Discount rate	5.500%	5.875%	6.000%	—	—	6.125%
Expected long-term rate of return on plan assets	6.500%	6.750%	7.000%	—	—	—
Rate of compensation increase (3)	—	—	.190%	—	—	.034%

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

OneBeacon’s discount rate assumptions used to account for its qualified and non-qualified pension plans reflect the rates at which the benefit obligations could be effectively settled. These rates were determined based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries, as well as settlement rates from insurance company annuity contracts.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at both December 31, 2006 and 2005 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

Plan Assets

OneBeacon’s pension plans weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2006	2005
Equity securities	42%	38%
Debt securities	32%	31%
Convertible securities	20%	22%
Cash and cash equivalents	6%	9%
Total	100%	100%

The majority of the plans’ assets are invested by WM Advisors, a subsidiary of White Mountains. The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

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

Cash Flows

OneBeacon does not expect to make a contribution to its pension plans in 2007. OneBeacon expects to pay $2.8 million of benefit payments in 2007 related to the non-qualified pension plan, for which OneBeacon has established assets held in rabbi trusts.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2007	$37.7
2008	37.1
2009	36.3
2010	35.9
2011	35.5
2012-2016	173.9

Other Benefit Plans

Certain of the Company’s subsidiaries sponsor various employee savings plans (defined contribution plans) covering the majority of employees. The contributory plans provide qualifying employees with matching contributions of up to six percent of qualifying employees’ salary (subject to federal limits on allowable contributions in a given year). Total expense for the plans was $4.9 million, $4.7 million and $5.8 million in 2006, 2005 and 2004.

OneBeacon had a post-employment benefit liability of $9.6 million and $12.2 million related to its long-term disability plan at December 31, 2006 and 2005.

NOTE 9. Employee Share-Based Incentive Compensation Plans

White Mountains’ share-based incentive compensation plans are designed with one goal in mind, maximization of shareholder value over long periods of time. White Mountains believes that this goal is best pursued by utilising a pay-for-performance program for its key employees that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements (such as base salary, pensions and employee benefits). To that end, the Company’s Compensation Committee has established base salaries and target annual bonuses for key employees that tend to be lower than those paid by other property and casualty (re)insurers, while granting the bulk of target compensation as long-term, share-based incentive compensation.

White Mountains expenses all its share-based compensation. As a result, White Mountains’ calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards. See Note 1 for a summary of White Mountains’ accounting policies regarding its share-based compensation plans.

Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “Incentive Plan”) provides for granting various types of share-based and non share-based incentive awards to key employees of the Company and certain of its subsidiaries. The Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003 and 2005. Share-based incentive awards that may be granted under the plan include performance shares, Restricted Shares, Incentive Options and non-qualified stock options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares, Restricted Shares, Incentive Options and Non-Qualified Options.

Certain of White Mountains’ subsidiary incentive plans, consisting of the OneBeacon Phantom White Mountains Share Plan, the White Mountains Re Performance Plan, the Folksamerica Performance Plan and the Esurance Performance Plan, provide for granting phantom White Mountains performance shares (the “Phantom Share Plans”) to certain key employees of OneBeacon, White Mountains Re, Folksamerica and Esurance. The performance goals for full payment of performance shares issued under these plans are identical to those of the Incentive Plan. Performance shares earned under the Phantom Share Plans are payable solely in cash or by deferral into certain non-qualified compensation plans of White Mountains.

In addition, the Company offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon, Folksamerica and Esurance (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base (or $94,200 with respect to 2006). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution up to an additional 6% of their salary, up to the applicable Social Security wage base, contingent upon OneBeacon’s performance.

Performance Shares

Performance shares reward company-wide performance as their level of payout, which can be from 0x to 2x the number initially granted, is dependent upon the Company’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.

The Company’s principal performance measure used for performance shares is its after-tax corporate growth in intrinsic business value per share. In measuring growth in intrinsic business value per share, for many years the Company’s Compensation Committee has looked to growth in economic value per share (which is weighted 50%), growth in tangible book value per share (which is weighted 25%) and growth in market value per share (which is weighted 25%), in each case including dividends. Economic value is calculated by starting with GAAP book value, then adjusting White Mountains’ assets and liabilities to their underlying economic value (such as through the discounting of reserves).

White Mountains’ share-based compensation expense consists primarily of performance share expense. The following summarizes performance share activity for the years ended December 31, 2006, 2005 and 2004 for performance shares granted under the Incentive Plan and performance shares and phantom performance shares granted under subsidiary plans (“Phantom Share Plans”):

	Year Ended December 31,
	2006			2005			2004
	Target Performance			Target Performance			Target Performance
Millions, except share amounts	Shares Outstanding	Accrued Expense		Shares Outstanding	Accured Expense		Shares Outstanding	Accrued Expense
Beginning of period	183,031	$100.5		368,646	$340.0		462,187	$257.7
Payments and deferrals	(64,100)	(57.0	)(1)	(212,611)	(234.5	)(2)	(167,445)	(132.6	)(3)
Forfeitures and cancellations	(4,753)	(2.7)		(57,621)	(27.1)		(1,346)	(1.1)
New Awards	71,185	—		84,617	—		75,250	—
Expense Recognized	—	61.6		—	22.1		—	216.0
Ending December 31,	185,363	$102.4		183,031	$100.5		386,646	$340.0

(1)          Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

(2)          Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 160% to 180% of target.

(3)          Performance share payments in 2004 for the 2001-2003 performance cycle ranged from 93% to 200% of target.

If 100% of the outstanding performance shares had been vested on December 31, 2006, the total additional compensation cost to be recognized would have been $59.2 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005, 2002-2004 and 2001-2003 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the Incentive Plan

The following summarizes performance shares outstanding and accrued performance share expense for performance shares awarded under the Incentive Plan at December 31, 2006 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2004 - 2006	58,100	$53.7
2005 - 2007	47,770	21.1
2006 - 2008	62,915	20.1
Sub-total	168,785	$94.9
Assumed forfeitures	(4,220)	(2.4)
Total at December 31, 2006	164,565	$92.5

The targeted performance goal for full payment of outstanding performance shares granted under the Incentive Plan to non-investment personnel is a 13% growth in intrinsic business value per share. Growth of 6% or less would result in a payout of 0% and growth of 20% or more would result in a payout of 200%.

For investment personnel, the targeted performance goal for full payment of outstanding performance shares granted under the Incentive Plan is based in part on growth in intrinsic business value per share (as described above) and in part on achieving a total return on invested assets as measured against metrics based on United States treasury note and/or industry benchmark returns.

Phantom performance shares granted under Phantom Share Plans

The following summarizes performance shares outstanding and accrued phantom performance share expense for awards made under the Phantom Share Plans at December 31, 2006 for each performance cycle:

	Target Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2004 - 2006	5,200	$4.5
2005 - 2007	7,861	3.1
2006 - 2008	8,270	2.6
Sub-total	21,331	$10.2
Assumed forfeitures	(533)	(0.3)
Total at December 31, 2006	20,798	$9.9

The targeted performance goal for full payment of outstanding performance shares granted under the Phantom Share Plans is a 13% growth in intrinsic business value per share. Growth of 6% or less would result in a payout of 0% and growth of 20% or more would result in a payout of 200%.

Restricted Shares

At December 31, 2006, 2005 and 2004, the Company had 10,000, 13,000 and 15,000 unvested Restricted Shares outstanding under the Incentive Plan, respectively, which were granted to certain key employees during 2004. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards under the Incentive Plan for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
	Restricted	Unamortized Grant Date Fair	Restricted	Unamortized Grant Date Fair	Restricted	Unamortized Grant Date Fair
Millions, except share amounts	Shares	Value	Shares	Value	Shares	Value
Non-vested, beginning of year	13,000	$1.9	15,000	$4.2	6,000	$1.5
Granted	—	—	—	—	10,000	4.7
Vested	(3,000)	—	(1,000)	—	(1,000)	—
Forfeited	—	—	(1,000)	(0.3)	—	—
Expense recognized	—	(1.6)	—	(2.0)	—	(2.0)
Non-vested at end of year	10,000	$.3	13,000	$1.9	15,000	$4.2

The 10,000 Restricted Shares outstanding at December 31, 2006 are scheduled to cliff vest on February 23, 2007. The unrecognized compensation cost of $.3 million at December 31, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee throughout the award period. Upon vesting, all restrictions initially placed upon the common shares lapse.

Upon adopting FAS 123R, on January 1, 2006 White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption.

Stock Options

Incentive Options

At December 31, 2006, 2005 and 2004, the Company had 29,550, 34,280 and 46,530 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following summarizes the Company’s Incentive Option activity for the years ended December 31, 2006, 2005 and 2004:

	Year ending December 31,
Millions, except share and per share amounts	2006	2005	2004
Opening balance - outstanding Incentive Options	34,280	46,530	50,565
Forfeited	(1,200)	(4,500)	—
Exercised	(3,530)	(7,750)	(4,035)
Ending balance - outstanding Incentive Options	29,550	34,280	46,530

Opening balance - exercisable Incentive Options	9,080	10,530	7,365
Vested	6,000	6,300	7,200
Exercised	(3,530)	(7,750)	(4,035)
Ending balance - exercisable Incentive Options	11,550	9,080	10,530

Intrinsic value of Incentive Options exercised	$1.5	$3.4	$1.9
Exercise price - beginning of year	$149.25	$140.80	$132.83
Exercise price - end of year	$158.21	$149.25	$140.80

Compensation expense (income)	$—	$(3.5)	$9.0

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at December 31, 2006 was $12.5 million and $4.9 million. The Incentive Options expire in February of 2010. White Mountains expects approximately 6,000 Incentive Options to become exercisable in 2007 and will issue common shares when the Incentive Options are exercised.

Non-Qualified Options

In November 2006, in connection with the Offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The exercise price of the Non-Qualified Options were set at 20% above the middle of the price range in OneBeacon’s preliminary prospectus for the OneBeacon Offering or $30.00. The Non-Qualified Options vest in equal installments on each of the third, fourth and fifth anniversaries of the date of the OneBeacon Offering and have a 5.5 year term. The fair value of each Non-Qualified Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. OneBeacon Ltd. recognized $.2 million of expense during 2006 associated with its Non-Qualified Options.

Share-Based Compensation Under Qualified Retirement Plans

As of December 31, 2006 and 2005, the 401(k) Plans owned less than 1% of the total Company’s common shares outstanding. For 2007, OneBeacon expects to offer its employees the ability to invest their balances in several different investment options, including the Company’s and OneBeacon Ltd.’s common shares.

The variable contribution amounts earned by eligible participants of the ESOP constituted approximately 6%, 3% and 4.5% of salary for the years ended 2006, 2005 and 2004. OneBeacon recorded $15.5 million, $7.8 million and $13.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2006, 2005 and 2004. The contributions made to the ESOP with respect to the years ended 2004 and 2005 were made with the Company’s common shares and the contributions made to the ESOP with respect to the year ended 2006 were made with OneBeacon Ltd. common shares.

NOTE 10. Mandatorily Redeemable Preferred Stock of Subsidiaries

         White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries that fall within the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and are considered noncontrolling interests under FASB Staff Position No. 150-3. Accordingly, White Mountains classifies these instruments as liabilities and has recorded them at their historical carrying values. All dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2006, 2005 and 2004, White Mountains recorded $58.6 million, $52.4 million and $47.6 million as interest expense on preferred stock.

Berkshire Preferred Stock

         As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the “Berkshire Preferred Stock”), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values, in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The difference between the redemption value and the amount initially recorded for the Berkshire Preferred Stock will be accreted through the income statement as interest expense. Through December 31, 2006, the carrying value of the Berkshire Preferred Stock had been accreted up to $242.3 million. During each of the years ended December 31, 2006, 2005 and 2004, White Mountains declared and paid dividends of $28.2 million on the Berkshire Preferred Stock. During the years ended December 31, 2006, 2005 and 2004, White Mountains recorded $28.3 million, $22.1 million and $17.3 million of accretion charges related to the Berkshire Preferred Stock.

Zenith Preferred Stock

         Also as part of the financing for the OneBeacon Acquisition, Zenith Insurance Company (“Zenith”) purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the “Zenith Preferred Stock”). The Zenith Preferred Stock is entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and is mandatorily redeemable on May 31, 2011. At White Mountains’ option, which it expects to exercise, the Zenith Preferred Stock may be redeemed on June 30, 2007. During 2006, 2005 and 2004, White Mountains declared and paid dividends of $2.0 million, $2.0 million and $2.0 million on the Zenith Preferred Stock.

Economic Defeasance

         In connection with the OneBeacon Offering, White Mountains established two irrevocable grantor trusts to economically defease the Berkshire Preferred Stock and the Zenith Preferred Stock. The assets of each trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock and the $20 million liquidation preference of the Zenith Preferred Stock. Concurrently with the closing of the OneBeacon Offering, White Mountains funded the trusts with cash that was used to purchase a portfolio of fixed maturity securities issued by the U.S. government or government-sponsored enterprises. The scheduled interest and principal payments of the portfolio of fixed maturity securities in each trust is sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, including the mandatory redemption of the Berkshire Preferred Stock in May 2008 and the optional redemption of the Zenith Preferred Stock in June 2007. As of December 31, 2006, the carrying value of the investments held in trust was $338.9 million.

NOTE 11. Common Shareholders’ Equity

Common shares repurchased and retired

During 2006 and 2005, the Company did not repurchase any common shares. During 2004, the Company repurchased for cash 97 common shares for $.1 million. In addition, during 2006, 2005 and 2004 the Company repurchased 0, 316 and 316 outstanding Restricted Shares held by certain key employees who were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 9). During 2005, the Company cancelled and retired 1,000 Restricted Shares that were forfeited by a former employee. In conformance with Bermuda law, the Company retires all common shares it repurchases.

Common shares issued

On June 29, 2004, Berkshire exercised all of its warrants to purchase 1,724,200 common shares of White Mountains for $294 million. Berkshire holds approximately 16.0% of White Mountains’ outstanding common stock at December 31, 2006 and 2005. Berkshire acquired the warrants in connection with the financing of White Mountains’ acquisition of OneBeacon in 2001. The warrants were exercisable at any time until May 2008 and callable by the Company on or after May 31, 2005. In consideration for the early exercise of the warrants, Berkshire and the Company agreed to reduce the exercise price by approximately 2%.

During 2006, the Company issued a total of 3,530 common shares, which consisted of shares issued in satisfaction of Options exercised. During 2005, the Company issued a total of 7,750 common shares, which consisted of shares issued in satisfaction of Options exercised. During 2004, in addition to the Berkshire warrant exercise, the Company issued a total of 41,807 common shares, which consisted of 27,772 shares issued to the OneBeacon employee stock ownership plan, 10,000 Restricted Shares issued to key management personnel, and 4,035 shares issued in satisfaction of Options exercised.

Dividends on common shares

During 2006, 2005 and 2004, the Company declared and paid cash dividends totalling $86.2 million (or $8.00 per common share), $86.2 million (or $8.00 per common share) and $9.1 million (or $1.00 per common share), respectively.

NOTE 12. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2006, White Mountains’ active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus as reported to various regulatory authorities as of December 31, 2006 and 2005, was $2,013.1 million and $1,675.9 million. OneBeacon’s consolidated combined statutory net income for the years ended December 31, 2006, 2005 and 2004 was $372.0 million, $212.7 million and $381.9 million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. OneBeacon’s insurance subsidiaries’ statutory policyholders’ surplus at December 31, 2006 was in excess of the minimum requirements of relevant state insurance regulations.

Folksamerica Re’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2006 and 2005, was $1,153.3 million and $1,074.2 million. Folksamerica Re’s statutory net income (loss) for the years ended December 31, 2006, 2005 and 2004 was $46.9 million, $(81.7) million and $(1.0) million. The principal differences between Folksamerica Re’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica Re’s statutory policyholders’ surplus at December 31, 2006 was in excess of the minimum requirements of relevant state insurance regulations.

In accordance with Swedish regulations, Sirius International holds restricted reserves of $902 million, which represents 72% of untaxed reserves, as a component Swedish statutory shareholders’ equity. These restricted reserves cannot be paid as dividends. Sirius International’s regulatory capital at December 31, 2006, which includes Scandinavian Re and its other subsidiaries, was $1.4 billion.

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

OneBeacon:

Subsequent to the OneBeacon Offering, the Company and its intermediate holding companies expect to receive regular shareholder dividends from OneBeacon, Ltd. The board of OneBeacon Ltd. has authorized quarterly dividend payments of $0.21 per share, commencing in the first quarter of 2007.

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based upon 2006 statutory net income OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $234.3 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2006, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds.

In addition, as of December 31, 2006, OneBeacon had approximately $30.7 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries and OneBeacon Ltd. and its intermediate holding companies had an additional $65.8 million of unrestricted cash and fixed maturity investments. During 2006, OneBeacon paid $90.1 million of dividends to Fund American and OneBeacon Ltd. paid $12.0 million of dividends to its immediate parent.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2006 statutory surplus of $1,153.3 million, Folksamerica Re would have the ability to pay approximately $115.3 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2006, Folksamerica Re had $0.6 million of earned surplus.

In addition, as of December 31, 2006, Folksamerica had approximately $31.0 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2006, Folksamerica Re paid $5.0 million in dividends to its immediate parent.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As a result, as of December31, 2006, Sirius International had no unrestricted statutory surplus.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes. In early 2007, Sirius International will transfer approximately $35.0 million of its 2006 pre-tax income to its parent company.

WMRUS has the ability to distribute its 2007 earnings without restriction. At December 31, 2006, WMRUS had $7.0 million of unrestricted cash. During 2006, WMRUS paid $14.0 million of cash dividends to its immediate parent.

In addition, as of December 31, 2006, White Mountains Re and its intermediate holding companies had an additional $25.8 million of unrestricted cash and fixed maturity investments outside of Folksamerica, Sirius and WMRUS. During 2006, White Mountains Re paid $45.9 million of dividends to its immediate parent.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2006 statutory net income, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $4.2 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31,2006, Esurance’s top tier regulated insurance operating subsidiary had $21.2 million of unassigned funds.

In addition, as of December 31, 2006, Esurance had $2.5 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2006, Esurance did not pay any cash dividends to its immediate parent.

Other Operations:

As of December 31, 2006, White Mountains had $496.7 million of unrestricted cash and fixed maturity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at December 31, 2006. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($351 million at December 31, 2006) is included in solvency capital.

NOTE 13. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Segment information for all prior periods has been restated for the effect of the Reorganization (See Note 1). Financial information for White Mountains’ segments follows:

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Year ended December 31, 2006
Earned insurance and reinsurance premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7
Net investment income	187.6	182.7	18.4	46.8	435.5
Net realized investment gains	156.4	59.0	6.9	50.4	272.7
Gain on sale of shares of OneBeacon Insurance Group, Ltd.	—	—	—	171.3	171.3
Other revenue	38.8	47.8	7.4	108.0	202.0
Total revenues	2,326.8	1,530.7	560.2	376.5	4,794.2
Losses and LAE	1,180.3	884.6	383.9	3.9	2,452.7
Insurance and reinsurance acquisition expenses	332.3	287.2	135.3	—	754.8
Other underwriting expenses	360.1	94.7	48.8	1.8	505.4
General and administrative expenses	15.3	24.2	.2	178.6	218.3
Accretion of fair value adjustment to loss and LAE reserves	23.0	1.5	—	—	24.5
Interest expense on debt	45.6	1.5	—	3.0	50.1
Interest expense - dividends and accretion on preferred stock	58.6	—	—	—	58.6
Total expenses	2,015.2	1,293.7	568.2	187.3	4,064.4
Pretax income (loss)	$311.6	$237.0	$(8.0)	$189.2	$729.8
Year ended December 31, 2005 Earned insurance and reinsurance premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6
Net investment income	242.4	148.9	9.8	90.4	491.5
Net realized investment gains (losses)	122.8	76.8	2.1	(89.1)	112.6
Other revenue	50.3	33.5	3.0	142.4	229.2
Total revenues	2,533.9	1,630.8	321.7	145.5	4,631.9
Losses and LAE	1,401.5	1,237.9	206.2	12.6	2,858.2
Insurance and reinsurance acquisition expenses	390.7	279.6	90.8	0.1	761.2
Other underwriting expenses	278.9	107.0	37.2	1.6	424.7
General and administrative expenses	8.4	12.4	—	128.0	148.8
Accretion of fair value adjustment to loss and LAE reserves	26.0	10.9	—	—	36.9
Interest expense on debt	44.1	0.4	—	—	44.5
Interest expense - dividends and accretion on preferred stock	52.4	—	—	—	52.4
Total expenses	2,202.0	1,648.2	334.2	142.3	4,326.7
Pretax income (loss)	$331.9	$(17.4)	$(12.5)	$3.2	$305.2

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Year ended December 31, 2004
Earned insurance and reinsurance premiums	$2,378.5	$1,265.5	$176.5	$—	$3,820.5
Net investment income	219.9	98.5	3.5	39.0	360.9
Net realized investment gains	129.4	29.6	1.1	21.0	181.1
Other revenue	59.5	36.1	2.2	95.0	192.8
Total revenues	2,787.3	1,429.7	183.3	155.0	4,555.3
Losses and LAE	1,545.2	918.9	122.4	4.6	2,591.1
Insurance and reinsurance acquisition expenses	442.3	271.8	30.3	—	744.4
Other underwriting expenses	369.2	122.9	26.8	1.5	520.4
General and administrative expenses	81.9	15.1	—	204.0	301.0
Accretion of fair value adjustment to loss and LAE reserves	33.2	10.1	—	—	43.3
Interest expense on debt	45.0	3.8	—	.3	49.1
Interest expense - dividends and accretion on preferred stock	47.6	—	—	—	47.6
Total expenses	2,564.4	1,342.6	179.5	210.4	4,296.9
Pretax income (loss)	$222.9	$87.1	$3.8	$(55.4)	$258.4

Millions		White		Other
Selected Balance Sheet Data	OneBeacon	Mountains Re	Esurance	Operations	Total
December 31, 2006
Total investments	$5,212.2	$4,568.7	$518.8	$1,033.0	$11,332.7
Reinsurance recoverable on paid and unpaid losses	2,875.0	1,269.1	.7	30.3	4,175.1
Total assets	9,866.8	7,344.9	723.6	1,508.4	19,443.7
Loss and LAE reserves	4,837.7	3,708.8	167.4	63.3	8,777.2
Total liabilities	8,089.6	5,239.6	415.1	640.9	14,385.2
Minority interest	—	—	—	603.2	603.2
Total common shareholders’ equity	1,777.2	2,105.3	308.5	264.3	4,455.3
December 31, 2005 Total investments	$4,793.0	$4,231.0	$289.7	$552.7	$9,866.4
Reinsurance recoverable on paid and unpaid losses	3,145.2	1,931.0	.2	26.3	5,102.7
Total assets	9,768.0	8,458.2	414.2	777.7	19,418.1
Loss and LAE reserves	5,395.9	4,680.3	94.1	60.9	10,231.2
Total liabilities	8,423.3	6,519.7	237.5	308.0	15,488.5
Minority interest	—	—	—	96.4	96.4
Total common shareholders’ equity	1,344.7	1,938.5	176.7	373.3	3,833.2

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2006, 2005 and 2004:

Millions
Twelve Months Ended December 31, 2006	Specialty	Personal (1)	Commercial	Total (2)
Net written premiums	$437.6	$800.6	$718.3	$1,957.6
Earned insurance premiums	$432.3	$822.3	$689.3	$1,944.0
Twelve Months Ended December 31, 2005
Net written premiums	$548.8	$910.2	$654.4	$2,121.1
Earned insurance premiums	$521.9	$933.7	$654.7	$2,118.4
Twelve Months Ended December 31, 2004
Net written premiums	$565.7	$1,063.3	$826.8	$2,459.1
Earned insurance premiums	$539.0	$1,070.9	$710.3	$2,378.5

(1)  Includes results of consolidated reciprocals.

(2)  Includes results from runoff operations and eliminations between underwriting units.

NOTE 14. Investments in Unconsolidated Insurance Affiliates

White Mountains’ investments in unconsolidated insurance affiliates represent operating investments in other insurers in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

On August 2, 2004, White Mountains invested $194.7 million in Symetra in exchange for 2.0 million common shares and 1.1 million warrants to purchase common shares of Symetra (See Note 2). As of December 31, 2006, White Mountains owned 19% of Symetra’s common shares outstanding and 24% of Symetra’s common shares on a fully converted basis. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under SFAS 133, recording them at fair value and recognizing the changes in fair value through the income statement as a realized investment gain or loss.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Initial value of investment in Symetra at closing, August 2, 2004	$159.3	$35.4	$194.7
Extraordinary gain - excess of fair value of acquired net assets over cost	40.7	—	40.7
Equity in earnings of Symetra (1)	10.2	—	10.2
Net unrealized gains from Symetra’s equity portfolio	.9	—	.9
Increase in value of warrants	—	1.9	1.9
Net unrealized gains from Symetra’s fixed maturity portfolio	56.6	—	56.6
Carrying value of investment in Symetra as of December 31, 2004 (2)	$267.7	$37.3	$305.0
Equity in earnings of Symetra (1)	28.0	—	28.0
Net unrealized gains from Symetra’s equity portfolio	.6	—	.6
Increase in value of warrants	—	10.5	10.5
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	(32.4)	—	(32.4)
Carrying value of investment in Symetra as of December 31, 2005 (2)	$263.9	$47.8	$311.7
Equity in earnings of Symetra (1)	26.6	—	26.6
Net unrealized gains from Symetra’s equity portfolio	2.7	—	2.7
Dividends	(15.6)	—	(15.6)
Increase in value of warrants	—	6.2	6.2
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	(28.3)	—	(28.3)
Carrying value of investment in Symetra as of December 31, 2006 (2)	$249.3	$54.0	$303.3

(1) Equity in earnings is net of tax of $0.

(2) Includes equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio at December 31, 2006, 2005 and 2004 of $(4.1) million, $24.2 million and $56.6 million.

During 2006, White Mountains received cash dividends from Symetra of $15.6 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting. During 2006, White Mountains also received cash dividends from Symetra of $8.5 million on its investment in Symetra warrants that was recorded as net investment income.

The following table summarizes financial information for Symetra as of December 31, 2006 and 2005:

Millions	2006	2005
Symetra balance sheet data:
Total cash and investments	$17,558.6	$18,443.8
Separate account assets	1,233.9	1,188.8
Total assets	20,115.3	20,980.1
Funds held under deposit contracts	15,986.2	16,697.9
Long-term debt	298.7	300.0
Separate account liabilities	1,233.9	1,188.8
Total liabilities	18,787.9	19,575.2
Common shareholders’ equity	1,327.4	1,404.9

The following table summarizes financial information for Symetra for the years ended December 31, 2006, 2005 and 2004:

Millions	2006	2005	2004
Symetra income statement data:
Net premiums earned	$525.7	$575.5	$263.2
Net investment income	983.5	994.2	411.5
Total revenues	1,564.4	1,628.2	702.2
Policy benefits	1,030.1	1,138.4	484.4
Total expenses	1,323.3	1,436.7	618.7
Net income	158.7	145.5	57.9
Comprehensive net income (loss)	22.5	(30.9)	269.3

MSA

On October 31, 2006, White Mountains’ investment in MSA was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to the MSA Group for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) 4.9%, of the common stock of the MSA Group, which was recorded at an initial carrying value of $24.5 million. These transactions resulted in a net after tax realized gain of $8.5 million.

Effective October 31, 2006, White Mountains accounts for its remaining investment in the MSA Group in accordance with FAS 115. Prior to the sale, White Mountains owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. The following table provides summary financial amounts recorded by White Mountains under the equity method relating to its investment in MSA common stock:

Millions	2006	2005	2004
Amounts recorded by White Mountains under the equity method: Investment in MSA common stock	$—	$168.0	$161.6
Equity in earnings from MSA common stock (1)	10.3	5.6	16.4
Equity in net unrealized investment gains (losses) from MSA’s investment portfolio (2)	.3	(4.0)	1.3

(1) Equity in earnings amounts are net of taxes of $5.6 million, $3.0 million and $1.2 million for the ten months ended October 31, 2006 and the years ended December 31, 2005 and 2004, respectively.

(2) Recorded directly to shareholders’ equity (after-tax) as a component of other comprehensive income.

At December 31, 2005 and 2004, White Mountains’ consolidated retained earnings included $59.7 million and $51.0 million of accumulated undistributed earnings of MSA. No dividends were declared or paid by MSA during 2005 and 2004.

Delos

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $138.8 million in cash (See Note 2). As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos. White Mountains accounts for its investment in Delos under the equity method. For the year ended December 31, 2006, White Mountains recorded $.2 million of equity in earnings from its investment in Delos. White Mountains’ investment in Delos at December 31, 2006 totalled $32.2 million.

Montpelier Re

During the first quarter of 2004, White Mountains sold a portion of its investment in Montpelier Re common shares to third parties. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier Re and White Mountains, White Mountains changed the method of accounting for its remaining common share investment in Montpelier Re as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. White Mountains accounts for its warrants in Montpelier Re as derivative instruments and recognizes changes in the fair value of the warrants during a given period in its income statement as a realized gain or loss. (See Note 5 for details of White Mountains’ investment in Montpelier Re as of December 31, 2005).

White Mountains’ equity in earnings of Montpelier Re was $10.8 million (net of $6.1 million tax) for the year ended December 31, 2004.

NOTE 15. Variable Interest Entities

Reciprocals

Reciprocals are not-for-profit, policyholder owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to additional assessments for losses of the reciprocal.

OneBeacon has capitalized three reciprocals by loaning money to them in exchange for surplus notes. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies.

OneBeacon has no ownership interest in the three reciprocals. However, under the provisions of FIN 46(R), OneBeacon has determined that each of the reciprocals qualify as a VIE. Further, OneBeacon has determined that it is the primary beneficiary and is required to consolidate all three reciprocals.

In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. At December 31, 2006 and 2005, consolidated amounts related to New Jersey Skylands Insurance included total assets of $89.2 million and $105.6 million and total liabilities of $113.7 million and $119.6 million. At December 31, 2006, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses to date of $24.5 million.

In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company, with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. At December 31, 2006 and 2005, consolidated amounts related to Houston General Insurance included total assets of $167.2 million and $187.3 million and total liabilities of $148.8 million and $165.3 million. At December 31, 2006 the net amount of capital at risk is equal to the surplus note of $23.7 million.

In 2006, Adirondack AIF, LLC, a wholly owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange (“Adirondack Insurance”), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. At December 31, 2006, consolidated amounts related to Adirondack Insurance included total assets of $124.8 million and total liabilities of $130.3 million. At December 31, 2006, the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses to date of $5.5 million.

Prospector Offshore Fund

White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2006 and 2005, White Mountains consolidated total assets of $211.1 million and $177.3 million and total liabilities of $70.0 million and $38.8 million of the Prospector Fund. In addition, at December 31, 2006 and 2005, White Mountains recorded a minority interest liability of $82.4 million and $83.5 million representing the noncontrolling interests in the Prospector Fund. For the years ended December 31, 2006 and 2005, White Mountains recorded $5.6 million and $4.2 million of minority interest expense related to the Fund. At December 31, 2006, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $58.7 million, which represents White Mountains’ ownership interest of 41.6% in the Prospector Fund.

Tuckerman LP, I

White Mountains has determined that Tuckerman Limited Partnership, I (“Tuckerman I”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman I. At December 31, 2006 and 2005, White Mountains consolidated total assets of $35.6 million and $38.5 million and total liabilities of $15.1 million and $12.6 million of Tuckerman I. In addition, at December 31, 2006 and 2005, White Mountains recorded a minority interest liability of $3.5 million and $2.4 million representing the noncontrolling interests in Tuckerman I. For the years ended December 31, 2006 and 2005, White Mountains recorded $1.9 million and $1.3 million of minority interest expense related to Tuckerman I. At December 31, 2006, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman I of $17.0 million, which represents White Mountains’ ownership interest of 95.9% in Tuckerman I.

Tuckerman LP, II

White Mountains has determined that Tuckerman Limited Partnership, II (“Tuckerman II”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman II. At December 31, 2006 and 2005, White Mountains consolidated total assets of $65.4 million and $25.2 million and total liabilities of $17.4 million and $4.8 million. In addition, at December 31, 2006 and 2005, White Mountains recorded a minority interest liability of $26.7 million and $10.4 million representing the noncontrolling interest in Tuckerman II. For the years ended December 31, 2006 and 2005, White Mountains recorded $3.6 million and $6.7 million of minority interest expense related to Tuckerman II. At December 31, 2006, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman II of $21.3 million, which represents White Mountains’ ownership interest of 49.6% in Tuckerman II.

NOTE 16. Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its mandatorily redeemable preferred stock.

At December 31, 2006 and 2005, White Mountains’ fixed-rate, long-term indebtedness consisted of its Senior Notes. The fair value of White Mountains’ Senior Notes was $692.7 million and $705.4 million, which compared to a carrying value of $698.7 million and $698.5 million, respectively.

At December 31, 2006, the fair values of the Berkshire Preferred Stock and the Zenith Preferred Stock were $319.5 million and $20.6 million, respectively, which compared to carrying values of $242.3 million and $20.0 million, respectively. At December 31, 2005, the fair values of the Berkshire Preferred Stock and the Zenith Preferred Stock were $331.5 million and $21.6 million, respectively, which compared to carrying values of $214.0 million and $20.0 million, respectively.

NOTE 17. Transactions with Related Persons

Prospector

Mr. John Gillespie, a director of the Company, is the founder and Managing Member of Prospector. Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains (including, prior to its IPO, OneBeacon) and other clients of WM Advisors, including the defined benefit and defined contribution plans of OneBeacon. Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), through March 1, 2006, Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 15 basis points on amounts over $400 million. Effective March 1, 2006, pursuant to an amendment to the WMA Agreement, Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million. At December 31, 2006, Prospector managed approximately $1.2 billion of assets for WM Advisors under this arrangement.

Effective November 14, 2006, in connection with the OneBeacon Offering, OneBeacon entered into a separate investment management agreement with Prospector pursuant to which Prospector supervises and directs specified assets, primarily equity securities. Pursuant to this investment management agreement (the “OneBeacon Agreement”), Prospector charged OneBeacon fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million. At December 31, 2006, Prospector managed approximately $1.1 billion of assets for OneBeacon under this arrangement.

During 2006, Prospector earned $9.0 million in fees pursuant to the WMA Agreement and $.5 million in fees pursuant to the OneBeacon Agreement.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 8,000 performance shares for the 2007-2009 performance cycle, 8,400 performance shares for the 2006-2008 performance cycle and 7,000 performance shares for the 2005-2007 performance cycle. In accordance with the terms of the Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted. Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million. The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997. White Mountains earned $.7 million during 2006 under this arrangement.

At December 31, 2006, White Mountains had $133.1 million invested in limited partnership investment interests managed by Prospector. In addition, Messrs. Barrette, George Gillespie and John Gillespie, each directors of the Company, owned limited partnership investment interests managed by Prospector as of such date.

FSA

In May 2006, White Mountains was required to sell its 1% economic interest in Financial Security Assurance Holdings Ltd. (“FSA”) back to FSA’s parent, Dexia S.A., at its fair value of $56.6 million. Mr. Robert Cochran, a director of the Company, is Chairman and CEO of FSA.

Other relationships and transactions

Mr. Howard Clark, a director of the Company, is Vice Chairman of Lehman Brothers, Inc. (“Lehman”). Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. During 2006, Lehman served as sole book-running manager for the OneBeacon Offering. Also during 2006, Lehman served as a joint book-running manager for two new revolving credit facilities for White Mountains.

Mr. George Gillespie, a director of the Company, serves as Special Counsel to Cravath, Swaine & Moore LLP (“CS&M”). CS&M has been retained by White Mountains from time to time to perform legal services. During 2006, among other services rendered, CS&M acted as White Mountains’ counsel for the OneBeacon Offering.

Mr. John Gillespie indirectly through general and limited partnership interests holds a 44% interest in Fund III. Two of the Company’s indirect subsidiaries, OBPP and FSUI, had previously borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the CIR Act. The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers. Both loans were repaid in full during 2006. The loans were qualifying investments which generated tax credits to be shared equally between Fund III on the one hand and OBPP and FSUI on the other. As a result of his interest in Fund III, during 2006 Mr. Gillespie generated approximately $.3 million in such tax credits.

WM Advisors currently leases a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”). For 2006, the rental payments attributable to Mr. Gillespie’s ownership in the building totalled approximately $26,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totalled approximately $208,000. In addition, WM Advisors currently sublets a portion of the building it leases from the Gillespie Trusts to Prospector and, for 2006, Prospector paid WM Advisors $102,000.

NOTE 18. Commitments and Contingencies

White Mountains leases certain office space under noncancellable operating leases that expire on various dates through 2010. Rental expense for all of White Mountains’ locations was approximately $49.1 million, $49.1 million and $46.5 million for the years ended December 31, 2006, 2005 and 2004. White Mountains also has various other lease obligations that are immaterial in the aggregate.

White Mountains’ future annual minimum rental payments required under noncancellable leases, which are primarily for office space, are $43.1 million, $37.5 million, $21.4 million, $13.7 million and $33.0 million for 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively.

Assigned Risks

As a condition of its license to do business in certain states, White Mountains’ insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, White Mountains is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with White Mountains’ voluntarily written business.

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2006, the reserve for such assessments totalled $17.3 million.

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

On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group (“Liberty Mutual”) pursuant to a renewal rights agreement (the “Liberty Agreement”), which expired on October 31, 2003. OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $68.4 million. Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of December 31, 2006, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute (“the ULAE Arbitration”). The initial organizational meeting on the ULAE Arbitration was held in February 2007 and the final hearing is scheduled for April 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to reinsurance premiums, ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE Arbitration. The parties are in the process of selecting an arbitration panel and the dates for the arbitration hearing have not yet been scheduled. In January 2007, this arbitration was consolidated into the ULAE arbitration.

OneBeacon Insurance Group LLC and OBIC also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Court of Common Pleas for Philadelphia County, Pennsylvania, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing commenced in November 2006 and will continue in May 2007.

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2006. Our assessment did not include an assessment of the internal control over financial reporting for Mutual Service Casualty Insurance Company which was acquired on December 22, 2006. This acquisition represents less than 1% of White Mountains’ total assets as of December 31, 2006 and less than 1% of White Mountains’ total revenue for the year ended December 31, 2006. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2006.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2006 as stated in their report which appears on pages F-65 through F-66.

February 28, 2007

/s/ Raymond Barrette	/s/ David T. Foy
Chairman and CEO	Executive Vice President and CFO
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

We have completed integrated audits of White Mountains Insurance Group, Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A which appears on page F-64, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Mutual Service Casualty Insurance Company from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in purchase business combinations during 2006. As a result, we have also excluded Mutual Service Casualty Insurance Company from our audit of internal control over financial reporting. Mutual Service Casualty Insurance Company is a wholly-owned subsidiary whose total assets and total revenues represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2007

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

                Selected quarterly financial data for 2006 and 2005 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2006 Three Months Ended				2005 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$1,349.3	$1,186.2	$1,200.9	$1,057.8	$1,058.1	$1,177.6	$1,170.9	$1,225.3
Expenses	1,036.4	957.7	1,129.3	941.0	1,044.4	1,306.4	974.9	1,001.0
Pre-tax earnings (loss)	312.9	228.5	71.6	116.8	13.7	(128.8)	196.0	224.3
Tax benefit (provision)	(32.0)	(69.3)	29.3	(26.9)	19.6	55.6	(55.4)	(56.3)
Minority interest in consolidated subsidiaries	(10.5)	(2.7)	0.1	(2.9)	(5.9)	(2.0)	(2.9)	(1.4)
Equity in earnings of unconsolidated affiliates	7.5	5.6	14.8	9.0	5.9	8.9	9.1	9.7
Income (loss) before extraordinary items	$277.9	$162.1	$115.8	$96.0	$33.3	$(66.3)	$146.8	$176.3
Income (loss) before extraordinary items per share:
Basic	$60.52	$15.05	$10.75	$8.92	$3.10	$(6.16)	$13.64	$16.38
Diluted	60.33	15.01	10.72	8.89	2.82	(6.16)	13.64	16.24
Fully converted tangible book value per share	$406.00	$373.33	$355.16	$352.01	$342.51	$345.02	$359.11	$347.89

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2006

		Carrying	Fair
Millions	Cost	Value	Value
Fixed maturities (1):
Bonds:
U.S. Government and government agencies and authorities (2)	$1,956.3	$1,949.4	$1,948.4
Corporate bonds and asset-backed securities	4,947.9	4,977.1	4,977.1
States, municipalities and political subdivisions	15.5	16.0	16.0
Convertibles and bonds with warrants attached	429.5	429.5	429.5
Foreign governments	657.2	708.4	708.4
Redeemable preferred stocks	111.5	136.1	136.1
Total fixed maturities	8,117.9	8,216.5	8,215.5

Short-term investments	1,378.8	1,378.8	1,378.8

Common equity securities:
Banks, trust and insurance companies	197.5	232.2	232.2
Public utilities	34.2	64.4	64.4
Industrial, miscellaneous and other	740.3	916.0	916.0
Total common equity securities	972.0	1,212.6	1,212.6

Other investments	467.1	524.8	524.8

Total investments	$10,935.8	$11,332.7	$11,331.7

(1)     White Mountains’ portfolio of fixed maturity investments held for general investment purposes are classified as available for sale and are reported at fair value at December 31, 2006. White Mountains’ portfolio of fixed maturity investments held in the segregated trust accounts are classified at held to maturity and are reported at amortized cost

(2)  Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2006	2005
Assets:
Fixed maturity investments, at fair value	$194.3	$193.5
Short-term investments, at amortized cost	85.6	.4
Other assets	81.1	4.6
Investments in consolidated and unconsolidated affiliates	4,486.2	3,669.7
Total assets	$4,847.2	$3,868.2
Liabilities:
Long-term debt	$320.0	$—
Accounts payable and other liabilities	71.9	35.0
Total liabilities	391.9	35.0
Common shareholders’ equity	4,455.3	3,833.2
Total liabilities, convertible preference shares and common shareholders’ equity	$4,847.2	$3,868.2

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2006	2005	2004
Revenues (including realized gains and losses)	$22.9	$47.1	$3.7
Expenses	41.1	1.1	65.3
Pre-tax income (loss)	(18.2)	46.0	(61.6)
Income tax benefit (provision)	(2.6)	(.6)	9.3
Net income (loss)	(20.8)	45.4	(52.3)
Earnings from consolidated affiliates	694.0	244.7	430.3
Excess of fair value of acquired net assets over cost	—	—	40.7
Consolidated net income	673.2	290.1	418.7
Other comprehensive net income items, after-tax	32.9	(254.1)	176.5
Consolidated comprehensive net income	$706.1	$36.0	$595.2
Computation of net income available to common shareholders:
Consolidated net income	$673.2	$290.1	$418.7
Redemption value adjustment — Convertible Preference Shares	—	—	—
Net income available to common shareholders	$673.2	$290.1	$418.7

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2006	2005	2004
Net income	$673.2	$290.1	$418.7
Charges (credits) to reconcile net income to net cash from operations:
Excess of fair value of acquired net assets over cost	—	—	(40.7)
Net realized gains on sales of investments	(8.6)	(8.8)	(1.9)
Undistributed current earnings from consolidated subsidiaries	(694.0)	(209.7)	(420.1)
Net Federal income tax receipts	—	11.1	—
Net change in other assets and other liabilities	15.4	(64.0)	(7.8)
Net cash (used for) provided from operations	(14.0)	18.7	(51.8)
Cash flows from investing activities:
Net (increase) decrease in short-term investments	(85.2)	15.8	(5.1)
Purchases of investment securities	(243.2)	(99.3)	(242.1)
Sales and maturities of investment securities	158.8	149.9	—
Net change in unsettled investment purchases and sales	8.1	—	—
Net cash (used for) provided from investing activities	(161.5)	66.4	(247.2)
Cash flows from financing activities:
Issuance of debt	460.0	—	—
Repayment of debt	(140.0)	—	—
Issuance of debt to affiliates	(448.7)	—	—
Repayment of debt from affiliates	477.3	—	—
Contributions to affiliates	(87.5)	—	—
Proceeds from issuances of common shares	.6	1.1	307.8
Dividends paid on common shares	(86.2)	(86.2)	(9.1)
Net cash provided from (used for) financing activities	175.5	(85.1)	298.7
Net decrease in cash during the year	—	—	(.3)
Cash balance at beginning of year	—	—	.3
Cash balance at end of year	$—	$—	$—

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future policy		Other			Benefits,	Amortization
		benefits,		policy			claims,	of deferred
	Deferred	losses, claims		claims and		Net	losses, and	policy	Other
	acquisition	and loss	Unearned	benefits	Premiums	investment	settlement	acquisition	operating	Premiums
Segment	costs	expenses	premiums	payable	earned	income (1)	expenses	costs	expenses	written
Years ended:

December 31, 2006:
OneBeacon	$183.8	$4,837.7	$985.2	$—	$1,944.0	$176.1	$1,180.4	$332.2	$360.1	$1,957.6
WM Re	99.8	3,708.8	431.6	—	1,241.2	182.7	884.6	287.3	94.7	1,290.0
Esurance	36.6	167.5	168.1	—	527.5	18.4	383.9	135.3	48.8	595.9
Other insurance operations	—	63.2	—	—	—	1.0	3.9	—	1.8	—

December 31, 2005:
OneBeacon	$180.1	$5,395.9	$960.3	$—	$2,118.4	$238.1	$1,401.5	$390.7	$278.9	$2,121.1
WM Re	87.2	4,680.3	521.9	—	1,371.6	148.9	1,237.9	279.6	107.0	1,304.1
Esurance	21.1	94.0	99.8	—	306.8	9.8	206.2	90.8	37.2	349.1
Other insurance operations	—	61.0	—	—	1.8	29.4	12.6	0.1	1.6	1.8

December 31, 2004:
OneBeacon	$200.2	$5,114.0	$1,066.8	$—	$2,378.5	$222.9	$1,545.2	$442.3	$369.2	$2,459.1
WM Re	99.1	4,170.3	615.5	—	1,265.5	98.5	918.9	271.8	122.9	1,246.3
Esurance	8.9	63.0	57.2	—	176.5	3.5	122.4	30.3	26.8	199.4
Other insurance operations	—	51.2	—	—	—	6.4	4.6	—	1.5	—

(1) The amounts shown exclude net investment income (expense) relating to non-insurance operations of $48.0 million, $65.3 million and $29.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE
($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	other	from other	Net	of amount
Premiums earned	amount	companies	companies	amount	assumed to net
Years ended:

December 31, 2006:
OneBeacon	$2,007.6	$(129.0)	$65.4	$1,944.0	3.4%
WM Re	240.2	(447.8)	1,448.8	1,241.2	116.7%
Esurance	495.3	(3.5)	35.7	527.5	6.8%
Other insurance operations	—	—	—	—	—%

December 31, 2005:
OneBeacon	$2,175.8	$(160.1)	$102.7	$2,118.4	4.8%
WM Re	347.6	(760.6)	1,784.6	1,371.6	130.1%
Esurance	280.1	(2.4)	29.1	306.8	9.5%
Other insurance operations	—	(.1)	1.9	1.8	105.6%

December 31, 2004:
OneBeacon	$2,253.9	$(206.5)	$331.1	$2,378.5	13.9%
WM Re	310.4	(670.3)	1,625.4	1,265.5	128.4%
Esurance	153.6	(1.5)	24.4	176.5	13.8%
Other insurance operations	—	—	—	—	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions (subtractions)
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other	Deductions		end
Millions	of period	expenses	accounts	described (1)		of period
Years ended:

December 31, 2006:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$41.6	$(16.9)	$—	$4.3		$29.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	20.7	(4.3)	—	6.5		22.9

December 31, 2005:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$36.9	$5.0	$(4.6)	$4.3		$41.6
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	27.0	1.9	(8.8)	.6		20.7

December 31, 2004:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$15.9	$5.7	$—	$15.3	(2)	$36.9
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	23.0	(12.1)	3.2	12.9	(2)	27.0

(1)   Represents net reinstatements (charge-offs) of balances receivables.

(2)          Includes $17.8 million and $2.2 million of reinsurance recoverable on unpaid losses and property and casualty insurance and reinsurance premiums receivable, respectively, acquired from Sirius.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS (Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims
								Adjustment Expenses
		Reserves for Unpaid Claims	Discount, if					Incurred Related to		Amortization of deferred	Paid Claims
	Deferred	and Claims	any,				Net	(1)	(2)	policy	and Claims
	acquisition	Adjustment	deducted in		Unearned	Earned	investment	Current	Prior	acquisition	Adjustment	Premiums
Affiliation with registrant	costs	Expenses	Column C		Premiums	Premiums	income	Year	Year	costs	Expenses	written
OneBeacon:
2006	$183.8	$4,837.7	$461.2	(2)	$985.2	$1,944.0	$176.1	$1,169.0	$11.3	$332.2	$1,553.0	$1,957.6
2005	180.1	5,395.9	531.8	(2)	960.3	2,118.4	238.1	1,306.5	95.0	390.7	1,839.8	2,121.1
2004	200.2	5,114.0	620.9	(2)	1,066.8	2,378.5	222.9	1,444.9	100.3	442.3	2,085.9	2,459.1
WM Re:
2006	$99.8	$3,708.8	$39.1	(3)	$431.6	$1,241.2	$182.7	$666.6	$218.0	$287.2	$1,070.9	$1,290.0
2005	87.2	4,680.3	39.5	(3)	521.9	1,371.6	148.9	1,186.8	51.0	279.6	1,229.7	1,304.1
2004	99.1	4,170.3	48.0	(3)	615.5	1,265.5	98.5	903.8	15.1	271.8	910.6	1,246.3
Esurance:
2006	$36.6	$167.5	$—		$168.1	$527.5	$18.4	$380.9	$3.0	$135.3	$309.6	$595.9
2005	21.1	94.0	—		99.8	306.8	9.8	213.9	(7.7)	90.8	175.0	349.1
2004	8.9	63.0	—		57.2	176.5	3.5	127.5	(5.1)	30.3	96.6	199.4
Other insurance operations:
2006	$—	$63.2	$—		$—	$—	$1.0	$3.9	$—	$—	$4.1	$—
2005	—	61.1	—		—	1.8	29.4	—	12.6	0.1	6.5	1.8
2004	—	51.2	—		—	—	6.4	—	4.6	—	(2.2)	—
50%-or-less owned property and casualty investees(1):
Delos(4):
2006	$0.2	$68.2	$—		$8.8	$2.1	$0.4	$1.3	$—	$—	$2.1	$0.7
MSA(5):
2005	31.2	190.2	—		154.5	233.8	13.6	149.3	18.0	62.8	143.9	240.8
2004	30.8	162.8	—		144.2	217.8	13.2	144.7	4.7	60.0	132.7	227.3

(1)            The amounts shown represent White Mountains’ share of its 50% owned unconsolidated property and casualty insurance affiliates.

(2)            The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.3%, 5.0% and 4.7% at December 31, 2006, 2005 and 2004). Also the amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2006, 2005 and 2004, respectively

(3)            The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Sirius during 2004.

(4)            On August 3, 2006 White Mountains acquired an equity interest of approximately 18% in Delos. See Note 2

(5)            On October 31, 2006 White Mountains restructured its investment in MSA. See Note 2.