Form 10-Q
period 2007-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2007-05-02
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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
Yes ☐   No  ☒

As of May 1, 2007, 10,833,788 common shares with a par value of $1.00 per share were outstanding (which includes 54,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share and per share amounts)	2007	2006
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,066.7 and $7,377.0)	$7,179.9	$7,475.3
Common equity securities, at fair value (cost: $1,009.4 and $972.0)	1,245.2	1,212.6
Short-term investments, at amortized cost (which approximates fair value)	1,473.6	1,344.9
Other investments (cost: $465.3 and $467.1)	532.2	524.8
Convertible fixed maturity investments, at fair value (cost: $485.5 and $435.9)	485.8	436.2
Trust account investments, at amortized cost (fair value $334.9 and $337.9)	335.4	338.9
Total investments	11,252.1	11,332.7
Cash	186.3	159.0
Reinsurance recoverable on unpaid losses	2,006.4	2,134.5
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,867.3	1,881.2
Reinsurance recoverable on paid losses	131.9	159.4
Insurance and reinsurance premiums receivable	1,007.4	913.6
Securities lending collateral	563.8	649.8
Funds held by ceding companies	438.2	452.8
Investments in unconsolidated insurance affiliates	356.3	335.5
Deferred acquisition costs	338.6	320.3
Deferred tax asset	242.6	276.0
Ceded unearned premiums	133.6	87.9
Accrued investment income	84.7	87.4
Accounts receivable on unsettled investment sales	40.2	8.5
Other assets	628.8	645.1
Total assets	$19,278.2	$19,443.7
Liabilities
Loss and loss adjustment expense reserves	$8,636.0	$8,777.2
Unearned insurance and reinsurance premiums	1,746.6	1,584.9
Debt	1,183.6	1,106.7
Securities lending payable	563.8	649.8
Deferred tax liability	311.1	311.5
Long-term incentive compensation payable	139.3	285.2
Reserves for structured contracts	142.6	147.1
Funds held under reinsurance treaties	126.4	141.6
Ceded reinsurance payable	141.0	138.4
Accounts payable on unsettled investment purchases	19.7	66.8
Other liabilities	825.9	913.7
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	250.5	242.3
Held by others (redemption value $20.0)	20.0	20.0
Total liabilities	14,106.5	14,385.2
Minority interest - OneBeacon Insurance Group, Ltd.	515.8	490.7
Minority interest - consolidated limited partnerships	113.0	112.5
Total minority interest	628.8	603.2
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,833,788 and 10,782,753 shares	10.8	10.8
Paid-in surplus	1,716.6	1,716.7
Retained earnings	2,566.7	2,496.0
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	214.7	194.0
Net unrealized foreign currency translation gains	35.9	37.2
Other	(1.8)	.6
Total common shareholders’ equity	4,542.9	4,455.3
Total liabilities, minority interest and common shareholders’ equity	$19,278.2	$19,443.7

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(Millions, except per share amounts)	2007	2006
Revenues:
Earned insurance and reinsurance premiums	$938.0	$901.0
Net investment income	118.0	98.5
Net realized investment gains	73.9	28.5
Other revenue	36.2	29.8
Total revenues	1,166.1	1,057.8
Expenses:
Loss and loss adjustment expenses	613.3	564.0
Insurance and reinsurance acquisition expenses	192.6	185.6
Other underwriting expenses	137.7	115.9
General and administrative expenses	52.9	44.6
Accretion of fair value adjustment to loss and loss adjustment expense reserves	5.1	5.2
Interest expense on debt	16.8	11.7
Interest expense - dividends on preferred stock subject to mandatory redemption	7.6	7.6
Interest expense - accretion on preferred stock subject to mandatory redemption	8.2	6.4
Total expenses	1,034.2	941.0
Pre-tax income	131.9	116.8
Income tax provision	(31.2)	(26.9)
Income before minority interest and equity in earnings of unconsolidated affiliates	100.7	89.9
Minority interest	(19.0)	(2.9)
Equity in earnings of unconsolidated insurance affiliates	10.5	9.0
Net income	92.2	96.0
Change in net unrealized gains and losses for investments held	71.6	(33.2)
Change in foreign currency translation and other	(3.8)	21.0
Recognition of net unrealized gains and losses for investments sold	(50.9)	(23.9)
Comprehensive net income	$109.1	$59.9
Basic earnings per share	$8.56	$8.92
Diluted earnings per share	8.54	8.89
Dividends declared and paid per common share	$2.00	$2.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8	$—

Cumulative effect adjustment - taxes	.2	—	.2	—	—
Net income	92.2	—	92.2	—	—
Other comprehensive income, after-tax	17.0	—	—	17.0	—
Dividends declared on common shares	(21.7)	—	(21.7)	—	—
Issuances of common shares	.2	.2	—	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—	—
Option and Restricted Share expense	2.2	2.2	—	—	—

Balances at March 31, 2007	$4,542.9	$1,727.4	$2,566.7	$248.8	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)

Net income	96.0	—	96.0	—	—
Other comprehensive income, after-tax	(36.1)	—	—	(36.1)	—
Cumulative effect adjustment - hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation	—	(1.9)	—	—	1.9
Dividends declared on common shares	(21.6)	—	(21.6)	—	—
Issuances of common shares	.2	.2	—	—	—
Amortization of restricted common share awards	.5	.5	—	—	—

Balances at March 31, 2006	$3,872.2	$1,726.0	$1,983.4	$162.8	$—

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(Millions)	2007	2006
Cash flows from operations:
Net income	$92.2	$96.0
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(73.9)	(28.5)
Minority interest	19.0	2.9
Other operating items:
Net change in loss and loss adjustment expense reserves	(126.4)	(264.7)
Net change in reinsurance recoverable on paid and unpaid losses	167.0	147.8
Net change in unearned insurance and reinsurance premiums	167.3	156.2
Net change in funds held by ceding companies	11.9	55.0
Net change in deferred acquisition costs	(19.7)	(23.2)
Net change in ceded unearned premiums	(46.2)	(12.6)
Net change in funds held under reinsurance treaties	(15.2)	(39.8)
Net change in insurance and reinsurance premiums receivable	(96.1)	(82.1)
Net change in other assets and liabilities, net	(221.5)	(152.6)
Net cash used for operations	(141.6)	(145.6)
Cash flows from investing activities:
Net change in short-term investments	(101.8)	(218.1)
Sales of fixed maturity investments	1,331.7	1,077.9
Maturities, calls and paydowns of fixed maturity investments	333.2	223.2
Sales of common equity securities	136.1	62.8
Sales of other investments	27.6	12.7
Purchases of other investments	(11.3)	(14.8)
Purchases of common equity securities	(125.9)	(132.0)
Purchases of fixed maturity investments	(1,393.8)	(935.5)
Sale of shares of OneBeacon Ltd.	16.7	—
Maturities of trust account investments	6.9	—
Net change in unsettled investment purchases and sales	(78.7)	98.4
Net acquisitions of property and equipment	(3.7)	(6.3)
Net cash provided from investing activities	137.0	168.3
Cash flows from financing activities:
Issuance of debt	394.4	—
Repayment of debt	(322.0)	—
Interest rate swap agreement	(2.4)	—
Cash dividends paid to the Company’s common shareholders	(21.7)	(21.6)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(5.9)	—
Cash dividends paid to preferred shareholders	(7.6)	(7.6)
Common shares repurchased	(2.5)	—
Proceeds from issuances of common shares	.2	.1
Net cash provided from (used for) financing activities	32.5	(29.1)
Effect of exchange rate changes on cash	(.6)	1.8
Net increase (decrease) in cash during the period	27.3	(4.6)
Cash balances at beginning of period	159.0	187.7
Cash balances at end of period	$186.3	$183.1
Supplemental cash flows information:
Interest paid	$(7.2)	$(.9)
Net Federal income taxes (paid) received	(53.6)	30.5

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

The White Mountains Re segment consists of White Mountains Re Group, Ltd., a Bermuda-based company, and its subsidiaries (collectively “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain marine exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its immediate parent, Folksamerica Holding Company (“FHC”), “Folksamerica”), which has been a wholly-owned subsidiary of White Mountains since 1998, and Sirius International Insurance Corporation (“Sirius International”).  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  On August 3, 2006, White Mountains Re sold one of its subsidiaries, Sirius America Insurance Company (“Sirius America”) to an investor group.  As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. (“Delos”), and accounts for Delos on the equity method within its Other Operations segment.

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

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains and are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the

Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.  Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of the minority interest portion.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at March 31, 2007 and December 31, 2006 was 28.3% and 27.6%.

Recently Adopted Changes in Accounting Principles

Federal, State and Foreign Income Taxes

While White Mountains is subject to taxation in several jurisdictions, the majority of White Mountains’ subsidiaries file consolidated tax returns in the United States.  Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

On January 1, 2007 White Mountains adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes when the impact of a given tax position should be recognized and how it should be measured.  Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  At January 1, 2007, White Mountains had accrued interest and penalties of $3.8 million, net of federal benefit. In connection with the adoption of FIN 48, White Mountains has recognized a $0.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

At January 1, 2007,  White Mountains had $70.6 million of unrecognized tax benefits.  If recognized, $60.3 million would increase net income.  Because of the impact of deferred tax accounting, exposure for certain temporary differences would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  There have been no material changes to these balances since adoption.

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of White Mountains’ U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.  As of March 31, 2007 the IRS has not proposed any significant adjustments to taxable income.  White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

White Mountains does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.

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

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of FAS 157. White Mountains has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

Note 2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Millions	2007	2006
Gross beginning balance	$8,777.2	$10,231.2
Less beginning reinsurance recoverable on unpaid losses	(4,015.7)	(5,025.7)
Net loss and LAE reserves	4,761.5	5,205.5

Loss and LAE incurred relating to:
Current year losses	630.1	553.8
Prior year losses	(16.8)	10.2
Total incurred loss and LAE	613.3	564.0

Accretion of fair value adjustment to loss and LAE reserves	5.1	5.2
Foreign currency translation adjustment to loss and LAE reserves	3.7	8.0

Loss and LAE paid relating to:
Current year losses	(142.5)	(157.3)
Prior year losses	(478.8)	(498.4)
Total loss and LAE payments	(621.3)	(655.7)

Net ending balance	4,762.3	5,127.0
Plus ending reinsurance recoverable on unpaid losses	3,873.7	4,860.0
Gross ending balance	$8,636.0	$9,987.0

White Mountains experienced $16.8 million of favorable development on prior accident year loss reserves during the three months ended March 31, 2007.  OneBeacon and White Mountains Re had net favorable development of $12.0 million and $7.4 million, respectively, which was offset by $2.6 million of unfavorable development at Esurance.

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

In connection with purchase accounting for the acquisitions of OneBeacon, Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s, Sirius’ and Stockbridge Insurance Company’s acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $5.1 million and $5.2 million of such charges for the three months ended March 31, 2007 and 2006.

Note 3. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2007, OneBeacon had $20.5 million of reinsurance recoverables on paid losses and $3,053.6 million (gross of $233.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at March 31, 2007	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,185.6	71%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company)	58.3	2%	A++
Munich RE America (formerly America Reinsurance Company)	56.2	2%	A
Liberty Mutual Insurance Group and subsidiaries (3)	37.7	1%	A
Swiss Re	22.5	1%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $377.0 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          At March 31, 2007, OneBeacon had assumed balances receivable and expenses receivable of approximately $34.0 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2007 it has used approximately $2.1 billion of the coverage provided by NICO.  Approximately $878 million of these incurred losses have been paid by NICO through March 31, 2007. Since entering into the NICO Cover, $29.7 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At March 31, 2007, White Mountains Re had $111.1 million of reinsurance recoverables on paid losses and $1,022.1 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of certain reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2007	% of Total	A.M. Best Rating (2)	% Collateralized
Olympus (1)(3)	$491.7	43%	NR-4	100%
Imagine Re (1)	186.8	16%	A-	100%
London Life (1)	93.1	8%	A	100%
General Re	88.2	8%	A++	3%
The Travelers Companies	60.7	5%	A+	—%

(1)          Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

(2)          A.M. Best ratings as detailed above are: “NR-4” (Not rated per company request), “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-“ (Excellent, which is the fourth highest of fifteen ratings).

(3)          Gross of amounts due to Olympus under an indemnity agreement with FHC.

Note 4.  Investment Securities

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

Asset-backed securities are included in fixed maturity investments and consist primarily of pooled collateralized mortgage obligations, are classified as available for sale and carried at fair value. Fair values for asset-backed securities are based on quoted market prices from a third party pricing service. Income on asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2007 and December 31, 2006. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, warrants, equity method investments and an interest rate swap accounted for as a cash flow hedge.

Net investment income for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
Millions	2007	2006
Investment income:
Fixed maturity investments	$96.3	$81.5
Short-term investments	17.9	9.3
Common equity securities	5.0	6.8
Other	1.1	2.9
Convertible fixed maturity investments	1.1	.4
Total investment income	121.4	100.9
Less investment expenses	(3.4)	(2.4)
Net investment income, pre-tax	$118.0	$98.5

Realized investment gains (losses) consisted of the following:

	Three Months Ended March 31,
Millions	2007	2006
Fixed maturity investments	$8.2	$3.8
Common equity securities	48.1	15.2
Other investments	17.7	1.8
Convertible fixed maturity investments	(.1)	7.7
Net realized investment gains, pre-tax	$73.9	$28.5

Net realized gains increased by $45.4 million in the first quarter of 2007 compared to the first quarter of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter, principally energy and natural resources.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
Millions	2007	2006
Investment securities:
Gross unrealized investment gains	$367.0	$353.6
Gross unrealized investment losses	(40.3)	(52.2)
Net unrealized gains from investment securities	326.7	301.4
Net unrealized gains from investments in unconsolidated affiliates	6.8	.3
Total net unrealized investment gains, before tax	333.5	301.7
Income taxes attributable to such gains	(112.2)	(103.2)
Minority interest	(6.6)	(4.5)
Total net unrealized investment gains, after-tax	$214.7	$194.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$1,303.9	$11.1	$(7.3)	$—	$1,307.7
Debt securities issued by industrial corporations	2,087.9	22.2	(16.7)	20.4	2,113.8
Municipal obligations	12.0	.5	—	—	12.5
Asset-backed securities	2,890.4	15.1	(3.8)	3.1	2,904.8
Foreign government obligations	664.9	1.8	(6.1)	52.7	713.3
Preferred stocks	107.6	12.7	(.4)	7.9	127.8
Total fixed maturity investments	$7,066.7	$63.4	$(34.3)	$84.1	$7,179.9

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$1,651.3	$5.0	$(11.9)	$—	$1,644.4
Debt securities issued by industrial corporations	2,048.8	21.8	(23.6)	25.4	2,072.4
Municipal obligations	15.5	.5	—	—	16.0
Asset-backed securities	2,899.1	10.8	(7.5)	2.3	2,904.7
Foreign government obligations	657.2	2.1	(6.1)	55.2	708.4
Preferred stocks	105.1	16.8	(.4)	7.9	129.4
Total fixed maturity investments	$7,377.0	$57.0	$(49.5)	$90.8	$7,475.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, other investments and convertible fixed maturity investments as of March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$1,009.4	$235.8	$(5.4)	$5.4	$1,245.2

Other investments	$465.3	$67.5	$(.6)	$—	$532.2

Convertible fixed maturity investments	$485.5	$.3	$—	$—	$485.8

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$972.0	$237.2	$(1.3)	$4.7	$1,212.6

Other investments	$467.1	$59.1	$(1.4)	$—	$524.8

Convertible fixed maturity investments	$435.9	$.3	$—	$—	$436.2

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of March 31, 2007 (excluding short-term investments):

	March 31, 2007
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	197	41	331	569
Market value	$1,226.9	$337.5	$1,843.3	$3,407.7
Amortized cost	$1,230.8	$339.5	$1,871.7	$3,442.0
Unrealized loss	$(3.9)	$(2.0)	$(28.4)	$(34.3)
Common equity securities:
Number of positions	106	7	4	117
Market value	$117.9	$17.1	$1.1	$136.1
Cost	$122.2	$18.2	$1.1	$141.5
Unrealized loss	$(4.3)	$(1.1)	$—	$(5.4)
Other investments:
Number of positions	3	1	2	6
Market value	$7.3	$3.5	$3.9	$14.7
Cost	$7.5	$3.5	$4.3	$15.3
Unrealized loss	$(.2)	$—	$(.4)	$(.6)
Total:
Number of positions	306	49	337	692
Market value	$1,352.1	$358.1	$1,848.3	$3,558.5
Amortized cost	$1,360.5	$361.2	$1,877.1	$3,598.8
Unrealized loss	$(8.4)	$(3.1)	$(28.8)	$(40.3)
% of total gross unrealized losses	20.8%	7.7%	71.5%	100.0%

For the three months ended March 31, 2007, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of March 31, 2007, White Mountains’ investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 5.  Debt

White Mountains’ debt outstanding as of March 31, 2007 and December 31, 2006 consisted of the following:

Millions	March 31, 2007	December 31, 2006
FAC Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.3)	(1.3)
FAC Senior Notes, carrying value	698.7	698.7

WMRe Senior Notes, at face value	400.0	—
Unamortized original issue discount	(1.1)	—
WMRe Senior Notes, carrying value	398.9	—

WTM Bank Facility	—	320.0
FAC Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note	27.2	27.2
Atlantic Specialty Note	18.0	20.0
Total debt	$1,183.6	$1,106.7

WMRe Senior Notes

On March 19, 2007, White Mountains Re issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”) for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that is exempt from the registration requirements of the Securities Act of 1933.  The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. The net proceeds from the WMRe Senior Notes were distributed to White Mountains and were used in part to repay the $320 million in outstanding borrowings on White Mountains’ revolving credit facility (the “WTM Bank Facility”). In accordance with the mandatory commitment reduction provision in the WTM Bank Facility, following the issuance of the WMRe Senior Notes the revolving credit facility commitment was reduced from $500 million to $304 million.

White Mountains Re deferred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which are being recognized into interest expense over the life of the WMRe Senior Notes.

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At March 31, 2007, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.4 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.  White Mountains recorded $.7 million of interest expense on the WMRe Senior Notes in the first quarter of 2007, inclusive of amortization of issuance costs and the interest rate lock agreement.

Note 6.  Weather Contracts

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo offers weather risk management products, which, at March 31, 2007, were all in the form of derivative financial instruments. All weather derivatives are recognized as either assets or liabilities in the balance sheet. The fair value for exchange traded contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract. At March 31, 2007, Galileo has unamortized deferred gains of $0.3 million.

Galileo enters into weather derivative contracts with the objective of generating profits in normal climatic conditions.  Accordingly, Galileo’s weather derivatives are not designed to meet the GAAP criteria for hedge accounting.  Galileo initially recognizes the premium paid or received as an asset or liability, respectively, and recognizes any subsequent changes in fair value as they occur in other revenues within the income statement.  For the period ended March 31, 2007, Galileo recognized $1.0 million of net gains on its weather derivatives portfolio. The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

At March 31, 2007, Galileo had recorded a net liability of $1.0 million for exchange traded weather derivative contracts and a net liability of $3.1 million for weather derivative contracts valued based on internal pricing models. Galileo requires certain counterparties to provide cash collateral that it invests until the underlying contract has settled. At March 31, 2007, Galileo had recorded a $25.3 million liability for collateral received.

Galileo’s weather risk management contracts, all of which mature within one year, are summarized in the following table:

(Millions)	Carrying Value
Net liability for weather derivative contracts at January 1, 2007 (1)	$12.1
Net consideration received for new contracts	0.9
Net payments made on contracts settled	(7.9)
Net decrease in fair value on settled and unsettled contracts	(1.0)
Net liability for weather derivative contracts at March 31, 2007 (2)	$4.1

(1) Amount includes $4.7 million of deferred gains

(2) Amount includes $.3 million of deferred gains

Note 7.  Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

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

If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for as life insurance liabilities in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The life insurance liability for the reinsured GMDB contracts has been calculated based on investment returns, mortality, surrender rates and other assumptions. The life insurance liability as of March 31, 2007 and December 31, 2006 was $.2 million and $.1 million.

The valuation of these liabilities involve significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force. At March 31, 2007, the liability recorded for the variable annuity benefit guarantees was $(13.9) million, which is included in other liabilities.

WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements.  The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All derivative instruments are recorded as assets or liabilities at fair value on the balance sheet.  These derivative financial instruments do not meet the hedging criteria under FAS 133, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement. At March 31, 2007, the fair value of these derivative contracts, which is recorded in other assets, was $22.7 million and had losses of $3.2 million for the three month period ended March 31, 2007, which are included in other revenues. In connection with these derivative contracts, WM Life Re has deposited collateral comprising $7.7 million of cash and $4.9 million of securities with counterparties.

Note 8.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding certain unearned restricted common shares (“Restricted Shares”), which are being expensed over the vesting period and were anti-dilutive for all periods presented.  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Basic earnings per share numerator (in millions):
Net income	$92.2	$96.0
Diluted earnings per share numerator (in millions):
Net income	$92.2	$96.0
Basic earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,824	10,780
Average unearned Restricted Shares	(48)	(13)
Basic earnings per share denominator	10,776	10,767
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,824	10,780
Average unearned Restricted Shares (1)	(48)	(3)
Average outstanding dilutive options to acquire common shares (2)	20	25
Diluted earnings per share denominator	10,796	10,802
Basic earnings per share (in dollars):
Net income	$8.56	$8.92
Diluted earnings per share (in dollars):
Net income	$8.54	$8.89

(1)          Restricted Shares outstanding vest either upon a stated anniversary date or upon the occurrence of a specified event.  See Note 12.  In accordance with the adoption of FAS No. 123(R), the diluted earnings per share denominator is reduced by the number of Restricted Shares representative of the unamortized compensation cost at March 31, 2007.  Such amounts are computed under the treasury stock method.

(2)          The diluted earnings per share denominator for the quarter ended March 31, 2007 includes the effects of options to acquire 27,450 common shares at an average strike price of $159.33 per common share. The diluted earnings per share denominator for the quarter ended March 31, 2006 includes the effects of options to acquire 33,865 common shares at an average strike price of $150.67.

Note 9.  Segment Information

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2007
Earned insurance and reinsurance premiums	$468.9	$298.3	$170.8	—	$938.0
Net investment income	50.6	48.1	6.2	13.1	118.0
Net realized investment gains (losses)	54.9	19.9	1.0	(1.9)	73.9
Other revenue	3.1	(3.6)	3.0	33.7	36.2
Total revenues	577.5	362.7	181.0	44.9	1,166.1
Loss and LAE	288.2	194.6	130.3	0.2	613.3
Insurance and reinsurance acquisition expenses	78.3	69.6	44.7	—	192.6
Other underwriting expenses	90.9	31.3	14.7	0.8	137.7
General and administrative expenses	2.4	6.6	0.1	43.8	52.9
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.1	—	—	5.1
Interest expense on debt	11.4	1.2	—	4.2	16.8
Interest expense - dividends and accretion on preferred stock	15.8	—	—	—	15.8
Total expenses	491.0	304.4	189.8	49.0	1,034.2
Pre-tax income (loss)	$86.5	$58.3	$(8.8)	$(4.1)	$131.9

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2006
Earned insurance and reinsurance premiums	$480.2	$315.6	$105.2	$—	$901.0
Net investment income	45.1	41.1	3.6	8.7	98.5
Net realized investment gains (losses)	27.1	2.5	.9	(2.0)	28.5
Other revenue	5.5	4.4	2.1	17.8	29.8
Total revenues	557.9	363.6	111.8	24.5	1,057.8
Loss and LAE	303.7	186.6	75.2	(1.5)	564.0
Insurance and reinsurance acquisition expenses	86.3	70.3	29.0	—	185.6
Other underwriting expenses	83.9	20.4	11.1	.5	115.9
General and administrative expenses	4.4	2.2	—	38.0	44.6
Accretion of fair value adjustment to loss and LAE reserves	5.8	(.6)	—	—	5.2
Interest expense on debt	11.4	.4	—	(.1)	11.7
Interest expense - dividends and accretion on preferred stock	14.0	—	—	—	14.0
Total expenses	509.5	279.3	115.3	36.9	941.0
Pre-tax income (loss)	$48.4	$84.3	$(3.5)	$(12.4)	$116.8

Note 10.  Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated insurance affiliates represent investments in other insurers in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

White Mountains owns 24% of the common shares of Symetra on a fully converted basis, consisting of 2.0 million common shares and warrants to acquire an additional 1.1 million common shares. White Mountains accounts for its investment in Symetra’s common shares using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

The following table provides summary financial amounts recorded by White Mountains during the three months ended March 31, 2007 and 2006 relating to its investment in Symetra:

	2007			2006
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$249.3	$54.0	$303.3	$263.9	$47.8	$311.7
Equity in earnings of Symetra (1)	10.3	—	10.3	6.8	—	6.8
Net unrealized gains from Symetra’s equity portfolio and other	.5	—	.5	1.8	—	1.8
Net unrealized gains (losses) from Symetra’s fixed maturities	5.9	—	5.9	(56.8)	—	(56.8)
Increase in value of warrants	—	3.7	3.7	—	4.6	4.6
Carrying value of investment in Symetra as of March 31 (2)	$266.0	$57.7	$323.7	$215.7	$52.4	$268.1

(1) Equity in earnings is net of tax of $0.

(2) Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $1.8 million and $(32.6) million as of March 31, 2007 and 2006.

Delos

 White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method.  For the three months ended March 31, 2007, White Mountains recorded $.3  million of after-tax equity in earnings and $.1 million of after-tax equity in unrealized investment gains from its investment in Delos.  White Mountains’ investment in Delos at March 31, 2007 totaled $32.6 million.

MSA

On October 31, 2006, White Mountains’ investment in Main Street America Holdings, Inc. (“MSA”) was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) $24.5 million, or 4.9%, of the common stock of the MSA Group.  Effective October 31, 2006, White Mountains accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Prior to the sale, White Mountains owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting.  For the three months ended March 31, 2006, White Mountains recorded after-tax net income of $2.2 million from its investment in MSA and $1.2 million of after-tax equity in MSA’s unrealized investment losses.  As of March 31, 2006, White Mountains’ investment in MSA totaled $169.5 million.  As of March 31, 2007, White Mountains’ investment in MSA totaled $95.1 million, which is comprised of $25.1 million of common stock and $70.0 million of preferred stock.

Note 11. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits
	Three Months Ended March 31,
Millions	2007	2006
Service cost	$.5	$.3
Interest cost	6.6	6.9
Expected return on plan assets	(6.8)	(7.6)
Amortization of unrecognized loss	.1	—
Net periodic pension cost before settlements, curtailments and special termination benefits	.4	(.4)
Special termination benefits expense (1)	—	1.2
Net periodic benefit cost	$.4	$.8

(1) Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon anticipates contributing $2.9 million to the pension plans for 2007.  As of March 31, 2007, $1.0 million in contributions have been made.  All of OneBeacon’s year to date and expected pension contributions in 2007 relate to non-qualified pension plans for which OneBeacon has established assets held in rabbi trusts.

Note 12. Employee Share-Based Incentive Compensation Plans

Effective January 1, 2006, White Mountains adopted FAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, FAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of White Mountains’ incentive stock options (“Incentive Options”), non-qualified stock options (“Non-Qualified Options”), restricted common share awards (“Restricted Shares”) and performance share awards outstanding as of January 1, 2006, as well as subsequent awards, are subject to the fair value measurement and recognition requirements of FAS 123R.  Upon adoption of FAS 123R, an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares and Restricted Shares. The effect of this change was immaterial.

White Mountains’ share-based compensation expense consists primarily of performance share expense.  Prior to February 2007, the value of OneBeacon’s performance shares was based upon the market price of an underlying White Mountains common share (“WTM Performance Shares”).  In February 2007, all of OneBeacon’s WTM Performance Shares outstanding were replaced with an equivalent value of performance shares from the OneBeacon Long-Term Incentive Plan (the “OB Incentive Plan”) whose value is based upon the market price of an underlying OneBeacon Ltd. common share (“OB Performance Shares”).

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following summarizes performance share activity for the three months ended March 31, 2007 and 2006 for WTM performance shares granted under the White Mountains Long-Term Incentive Plan (the “WTM Incentive Plan”) and WTM phantom performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended March 31,
	2007		2006
Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense	Target WTM Performance Shares Outstanding	Accrued Expense
Beginning of period	185,363	$102.4	183,317	$100.5
Payments and deferrals (1) (2)	(63,300)	(56.0)	(64,100)	(57.0)
New awards	51,978	—	71,185	—
Forfeitures and cancellations	(16,459)	(4.2)	(5,039)	(1.4)
Transfers to the OB Incentive Plan	(12,810)	(4.4)	—	—
Expense recognized	—	5.9	—	16.8
Ending March 31,	144,772	$43.7	185,363	$58.9

(1) WTM Performance share payments in 2007 for the 2004-2006 performance cycle ranged from 145% to 186% of target

(2) WTM Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

If 100% of the outstanding WTM performance shares had been vested on March 31, 2007, the total additional compensation cost to be recognized would have been $62.1 million, based on March 31, 2007 accrual factors (common share price and payout assumptions).

All WTM performance shares earned for the 2004-2006 and 2003-2005 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

The following summarizes WTM performance shares outstanding and accrued WTM performance share expense for performance shares awarded under the WTM Incentive Plan at March 31, 2007 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005 - 2007	40,530	$20.3
2006 - 2008	50,115	19.8
2007 - 2009	44,819	2.2
Sub-total	135,464	42.3
Assumed forfeitures	(3,387)	(1.0)
Total at March 31, 2007	132,077	$41.3

The following summarizes WTM phantom performance shares outstanding and accrued WTM phantom performance share expense for awards made under the WTM Phantom Share Plans at March 31, 2007 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005 - 2007	3,511	$1.4
2006 - 2008	2,350.8
2007 - 2009	7,159.3
Sub-total	13,020	2.5
Assumed forfeitures	(325)	(.1)
Total at March 31, 2007	12,695	$2.4

Restricted Shares

At March 31, 2007 and 2006, the Company had 54,000 and 13,000 unvested Restricted Shares outstanding under the WTM Incentive Plan.  The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the quarter ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of period,	10,000	$.3	13,000	$1.9
Granted	54,000	31.0	—	—
Vested	(10,000)	—	—	—
Forfeited	—	—	—	—
Expense recognized	—	(1.0)	—	(.5)
Non-vested at March 31,	54,000	$30.3	13,000	$1.4

During the first quarter of 2007, White Mountains made the following grants of Restricted Shares to the Company’s Chairman and CEO: (i) 35,000 Restricted Shares that vest in equal annual installments over five years based on continuous service by the employee throughout the award period; (ii) 15,000 Restricted Shares that vest in the event of a change in control of the Company or termination of the employee before January 20, 2012.  During the first quarter of 2007, White Mountains also awarded 4,000 Restricted Shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period.  Of the unrecognized compensation cost at March 31, 2007, $21.7 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million is expected to be recognized only in the event of a change in control or termination of the Chairman and CEO before January 20, 2012.  Upon vesting, all restrictions initially placed upon the common shares lapse.

On January 1, 2006, White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption for FAS 123R.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates each year by 5% less the annual regular dividend rate (the “Escalator”).  The fair value of the Non-Qualified

Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.4% (or 4.7% less the expected annual regular dividend rate at the date of grant), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years.  The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period.  The Company recognized $1.1 million of expense during the first quarter of 2007 associated with its Non-Qualified Options.

Incentive Options

At March 31, 2007 and  2006, the Company had 25,350 and 33,450 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan.  The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000.  The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options.  The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following summarizes the Company’s Incentive Option activity for the quarters ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Millions, except share and per share amounts	2007	2006
Opening balance - outstanding Options	29,550	34,280
Forfeited	(2,700)	—
Exercised	(1,500)	(830)
Ending balance - outstanding Options	25,350	33,450

Outstanding Options - exercisable	10,050	8,250

Exercise price - outstanding Options at beginning of period	$158.21	$149.25
Intrinsic value of Options exercised	$.6	$.3
Exercise price - outstanding Options at end of period	$160.48	$151.40

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at March 31, 2007 was $10.3 million and $4.1 million. The Incentive Options expire in February 2010.  White Mountains expects approximately 5,100 Incentive Options to become exercisable in 2007 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Common Shares

OB Performance Shares

The following summarizes performance share activity for the three months ended March 31, 2007 and 2006 for OB performance shares granted under the OB Incentive Plan:

	Three Months Ended March 31,
	2007		2006
Millions, except share amounts	Target OB Performance Shares Outstanding	Accrued Expense	Target OB Performance Shares Outstanding	Accrued Expense
Beginning of period	—	$—	—	$—
Payments and deferrals	—	—	—	—
New awards	884,786	—	—	—
Forfeitures and cancellations	(29,325)	(.1)	—	—
Transfers from the WTM Incentive Plan	288,197	4.4	—	—
Expense recognized	—	2.0	—	—
Ending March 31,	1,143,658	$6.3	—	$—

If 100% of the outstanding OB performance shares had been vested on March 31, 2007, the total additional compensation cost to be recognized would have been $23.9 million, based on March 31, 2007 accrual factors (common share price and payout assumptions).

The following summarizes OB performance shares outstanding awarded under the OB Incentive Plan at March 31, 2007 for each performance cycle:

Millions, except share amounts	Target OB Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005 - 2007	128,355	$2.1
2006 - 2008	159,842	2.5
2007 - 2009	884,786	1.8
Sub-total	1,172,983	6.4
Assumed forfeitures	(29,325)	(0.1)
Total at March 31, 2007	1,143,658	$6.3

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The Non-Qualified Options have a $30.00 strike price and vest in equal installments on each of the third, fourth and fifth anniversaries of the date of issuance and have a 5 1/2 year term.  For the three months ended March 31, 2007, OneBeacon Ltd. recognized $.3 million of expense associated with its Non-Qualified Options.

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

The following discussion also includes three non-GAAP financial measures, adjusted comprehensive net income, fully diluted tangible book value per share and tangible capital, that have been reconciled to their most comparable GAAP financial measures (see page 36). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Overview

White Mountains ended the first quarter of 2007 with a fully diluted tangible book value per share of $415, an increase of 3% for the quarter and 20% for the past twelve months, including dividends. White Mountains’ adjusted comprehensive net income for the first quarter of 2007 was $103 million compared to $117 million in the first quarter of 2006.

OneBeacon reported a 98% combined ratio in the first quarter of 2007 compared to a 99% in the first quarter of 2006. White Mountains Re reported a 99% combined ratio for the first quarter of 2007, which included 16 points from European windstorms Kyrill and Hanno compared to an 88% combined ratio during the first quarter of 2006.  Esurance reported a 111% combined ratio in the first quarter of 2007 compared to a 110% in the first quarter of 2006.  Esurance’s net written premiums were up 47% from the first quarter of 2006. Investment results were strong and were the key driver in the growth in book value for the quarter, as the GAAP total return on invested assets for the first quarter of 2007 was 1.9% compared to 1.1% in the first quarter of 2006.

Fully Diluted Tangible Book Value Per Share

The following table presents the Company’s fully diluted tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	March 31, 2007		December 31, 2006		March 31, 2006
Book value per share numerators (in millions):
Common shareholders’ equity	$4,542.9		$4,455.3		$3.872.2
Benefits to be received from share obligations under employee benefit plans	4.1		4.7		5.1
Remaining accretion of subsidiary preferred stock to face value	(35.5	)(1)	(41.8	)(1)	(79.6)
Book value per share numerator	4,511.5		4,418.2		3,797.7
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(1.8)		4.1		32.6
Goodwill	(29.2)		(32.5)		(23.8)
Fully diluted tangible book value per share numerator	$4,480.5		$4,389.8		$3,806.5

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,833.8		10,782.8		10,780.1
Unearned restricted shares	(52.7)		—		—
Share obligations under employee benefit plans	25.3		29.5		33.4
Fully diluted tangible book value per share denominator	10,806.4		10,812.3		10,813.5

Book value per share	$417.47		$408.62		$351.19
Fully diluted tangible book value per share	$414.61		$406.00		$352.01

(1) Remaining adjustment of subsidiary preferred stock to face value, which is representative of White Mountains’ ownership interest in OneBeacon Ltd. of 71.8% and 72.4% as of March 31, 2007 and December 31, 2006, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
Millions	2007	2006

Gross written premiums	$1,202.1	$1,228.9
Net written premiums	$1,051.6	$1,044.0

Revenues
Earned insurance and reinsurance premiums	$938.0	$901.0
Net investment income	118.0	98.5
Net realized investment gains	73.9	28.5
Other revenue	36.2	29.8
Total revenues	1,166.1	1,057.8
Expenses
Loss and LAE	613.3	564.0
Insurance and reinsurance acquisition expenses	192.6	185.6
Other underwriting expenses	137.7	115.9
General and administrative expenses	52.9	44.6
Accretion of fair value adjustment to loss and LAE reserves	5.1	5.2
Interest expense - debt	16.8	11.7
Interest expense - dividends and accretion on preferred stock	15.8	14.0
Total expenses	1,034.2	941.0
Pre-tax income	$131.9	$116.8
Income tax provision	(31.2)	(26.9)
Equity in earnings of unconsolidated affiliates	10.5	9.0
Minority interest	(19.0)	(2.9)
Net income	$92.2	$96.0
Other comprehensive income (loss)	16.9	(36.1)
Comprehensive net income	$109.1	$59.9
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(5.9)	56.8
Adjusted comprehensive net income	$103.2	$116.7

Consolidated Results – Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

White Mountains’ total revenues increased by $108 million, or 10%, to $1,166 million in the first quarter of 2007 compared to $1,058 million in the first quarter of 2006.  Earned premiums increased by 4% in the first quarter of 2007, primarily due to a 62% increase at Esurance, partially offset by smaller decreases at OneBeacon and White Mountains Re.  Net realized gains increased by $45 million in the first quarter of 2007 compared to the first quarter of 2006, mainly due to the sale of convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter, principally energy and natural resources. Net investment income increased by $20 million in the first quarter of 2007 compared to the first quarter of 2006, primarily as a result of a larger invested asset base.

White Mountains’ total expenses increased by $93 million, or 10%, to $1,034 million in the first quarter of 2007 compared to $941 million in the first quarter of 2006. Loss and LAE included $50 million of losses (gross of $5 million of reinstatement premium) recorded at White Mountains Re in the first quarter of 2007 related to European windstorms Kyrill and Hanno. Other underwriting expenses increased by 19% to $138 million in the first quarter of 2007, primarily due to a $11 million increase reported by White Mountains Re. Interest expense on debt increased to $17 million in the first quarter of 2007, from $12 million in the prior year, due to $4 million of interest expense during the first quarter of 2007 on $320 million outstanding under the WTM Bank

Facility. On March 21, 2007, the WMRe Senior Notes were issued and a portion of the net proceeds were used to repay the WTM Bank Facility balance.

The income tax provision related to pre-tax income for the first quarter of 2007 and 2006 represented an effective tax rate of 24% and 23%, respectively, which was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations.

In connection with OneBeacon’s initial public offering (the “OneBeacon Offering”), White Mountains undertook an internal reorganization. Certain businesses that are unrelated to the ongoing operations of OneBeacon Ltd. and were previously presented in the OneBeacon segment have been reclassified to the Other Operations segment. In addition, certain businesses previously presented in the Other Operations segment that are now part of OneBeacon Ltd.’s ongoing operations, including Fund American Enterprises Holdings, Inc. (“FAEH”) and Fund American Companies, Inc. (“Fund American”), the legal entities that issued  the mandatorily redeemable preferred stock and, in the case of Fund American, issued the $700 million senior unsecured notes (the “FAC Senior Notes”), were reclassified to the OneBeacon segment. Segment information for all prior periods has been restated for the effect of the reorganization.

White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 9 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
Millions	2007	2006

Gross written premiums	$494.3	$500.6
Net written premiums	$440.3	$474.4

Earned insurance and reinsurance premiums	$468.9	$480.2
Net investment income	50.6	45.1
Net realized investment gains	54.9	27.1
Other revenue	3.1	5.5
Total revenues	577.5	557.9
Loss and LAE	288.2	303.7
Insurance and reinsurance acquisition expenses	78.3	86.3
Other underwriting expenses	90.9	83.9
General and administrative expenses	2.4	4.4
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8
Interest expense - debt	11.4	11.4
Interest expense - dividends and accretion on preferred stock	15.8	14.0
Total expenses	491.0	509.5
Pre-tax income	$86.5	$48.4

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the three months ended March 31, 2007 and 2006:

($ in millions)	Three Months Ended March 31, 2007
GAAP Ratios:	Specialty	Commercial	Personal (1)	Total (2)
Loss and LAE	58%	55%	66%	62%
Expense	31%	37%	37%	36%
Total Combined	89%	92%	103%	98%
Net written premiums	$96.8	$170.6	$172.8	$440.3
Earned insurance premiums	$107.0	$172.0	$189.8	$468.9

($ in millions)	Three Months Ended March 31, 2006
GAAP Ratios:	Specialty	Commercial	Personal (1)	Total (2)
Loss and LAE	53%	59%	68%	63%
Expense	32%	40%	32%	36%
Total Combined	85%	99%	100%	99%
Net written premiums	$102.0	$166.8	$202.4	$474.4
Earned insurance premiums	$102.0	$165.3	$209.5	$480.2

(1)   Includes results of consolidated reciprocals.

(2)   Includes results from runoff operations and eliminations between underwriting units.

OneBeacon Results - Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

OneBeacon’s pre-tax income in the first quarter of 2007 was $87 million compared to $48 million in the first quarter of 2006 and its GAAP combined ratio was 98% for the first quarter of 2007 compared to 99% for the first quarter of 2006. The increase in pre-tax income in 2007 was primarily attributable to a $28 million increase in realized investment gains, mainly due to the sale of convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter, principally energy and natural resources. The improvement in the combined ratio was primarily driven by lower catastrophe losses as a result of the mild Northeast winter, offset somewhat by higher than normal large losses in specialty and personal lines. OneBeacon’s expense ratio for the quarter included approximately 2 points related to OneBeacon’s relocation to its new U.S. headquarters in Canton, Massachusetts, compared to less than half a point in the first quarter of last year.

Specialty lines. Net written premiums for specialty lines decreased by 5% to $97 million in the first quarter of 2007 compared to $102 million in the first quarter of 2006. The decrease was due to the sale of renewal rights to the Agri business in the third quarter of 2006. The Agri business contributed $21 million to net written premiums in the first quarter of 2006.  This decrease was mostly offset by growth in OneBeacon’s other specialty lines.  OneBeacon Professional Partners net written premiums increased by $10 million to $62 million in the first quarter of 2007, principally driven by providers excess, long-term care and lawyers professional liability products.  International Marine Underwriters net written premiums increased by $5 million to $32 million in the first quarter of 2007, driven by increases in hull and yacht business.

The specialty lines combined ratio for the first quarter of 2007 increased 4 points to 89% from 85% for the first quarter of 2006.  The loss and LAE ratio increased 5 points in 2007 to 58% compared to 53% in the first quarter of the prior year, mainly due to a large loss experienced in the Agri run-off business, partially offset by a decrease in current accident year catastrophe losses.  The first quarter of 2007 included 1 point of current accident year catastrophe losses compared to 3 points in the first quarter of 2006.

Commercial lines. Net written premiums for commercial lines increased by 2% to $171 million in the first quarter of 2007 compared to $167 million in the first quarter of 2006.  Net written premiums in the small business division increased by $10 million to $34 million in the first quarter of 2007, principally driven by increased sales of small business package products. Partially offsetting this increase was a decrease in net written premiums in the middle market division, reflecting modest price decreases and lower premiums at OneBeacon Specialty Property.

The commercial lines combined ratio for the first quarter of 2007 was 92% compared to 99% in the first quarter of 2006. The loss and LAE ratio decreased to 55% in the first quarter of 2007 from 59% in the first quarter of 2006, primarily due to 4 points of favorable development on prior accident year losses in the first quarter of 2007.  Additionally, current accident year catastrophe losses were 2 points lower in the first quarter of 2007 when compared with the first quarter of last year.  The expense ratio decreased to 37% from 40% in the first quarter of 2006, primarily due to lower policy acquisition expenses as a result of an internal study completed in the first quarter of 2007 on the deferral rate of commercial lines’ policy acquisition costs.  The increased deferral rate is primarily the result of commercial lines’ expansion into new states.

Personal lines. Net written premiums for personal lines decreased by 15% to $173 million in the first quarter of 2007 compared to $202 million in the first quarter of 2006. The decrease was principally from reduced writings at AutoOne due to a significant reduction in the size of New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $165 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. OneBeacon expects a continuing reduction in AutoOne’s premium volume reflective of these trends.  In traditional personal lines, net written premium decreased 3% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts along with higher reinsurance costs.

The personal lines combined ratio for the first quarter of 2007 was 103% compared to 100% for the first quarter of 2006. The increase in the combined ratio was due to a higher expense ratio, which increased to 37%, compared to 32% in the first quarter of 2006.  The higher expense ratio was primarily due to increased corporate overhead expenses, including office consolidation expenses, as well as the spreading of fixed costs over a smaller premium base.  Partially offsetting the increased expense ratio was a decrease in the loss and LAE ratio to 66%, compared to 68% for the first quarter of 2006, mainly due to 1 point of lower current accident year catastrophes in the first quarter of 2007.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
($ in millions)	2007	2006
Gross written premiums	$499.0	$586.4
Net written premiums	$403.6	$428.7

Earned insurance and reinsurance premiums	$298.3	$315.6
Net investment income	48.1	41.1
Net realized investment gains	19.9	2.5
Other revenue	(3.6)	4.4
Total revenues	362.7	363.6
Loss and LAE	194.6	186.6
Insurance and reinsurance acquisition expenses	69.6	70.3
Other underwriting expenses	31.3	20.4
General and administrative expenses	6.6	2.2
Accretion of fair value adjustment to loss and LAE reserves	1.1	(.6)
Interest expense - debt	1.2	.4
Total expenses	304.4	279.3
Pre-tax income	$58.3	$84.3
GAAP ratios:
Loss and LAE	65%	59%
Expense	34%	29%
Total Combined	99%	88%

White Mountains Re Results - Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

White Mountains Re’s pre-tax income in the first quarter of 2007 was $58 million compared to $84 million in the first quarter of 2006 and its GAAP combined ratio was 99% for the first quarter of 2007 compared to 88% for the first quarter of 2006. The combined ratio for the first quarter of 2007 includes $45 million, or 16 points, in pre-tax losses, net of reinsurance and reinstatement premiums, from European windstorms Kyrill and Hanno, and reflects slightly more conservatism in establishing loss reserves. The combined ratio for the first quarter of 2006 includes net adverse development of $10 million, or 3 points, which consisted of $36 million in adverse development on hurricanes Katrina, Rita and Wilma, offset by favorable development of $26 million from prior underwriting years. The favorable development recorded in the first quarter of 2006 was mainly from the 2005 underwriting year on property lines that were not impacted by catastrophes.  In addition, as a result of a re-evaluation of the remaining runoff contracts at Scandinavian Re, White Mountains Re reduced the unallocated loss adjustment expense by approximately $7 million, resulting in a 2 point reduction to the 2006 combined ratio.

In the first quarter of 2007, White Mountains Re’s gross written premiums decreased by $87 million, or 15%, to $499 million and net written premiums decreased by $25 million, or 6%, to $404 million.  Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, gross written premiums decreased by $47 million, or 9%, and net written premiums decreased by $9 million, or 2%.  These decreases are attributable to a reduction in both property and casualty business due to more capacity in the reinsurance market and clients retaining more net exposure, which drove pricing, terms and conditions to a level that did not meet White Mountains Re’s underwriting guidelines, and $8 million less in reinstatement premiums recorded in first quarter of 2007 compared to the first quarter of 2006.  These decreases in net written premiums were partially offset by the non-renewal in 2007 of a series of ceded property Second Event Industry Loss Warranty Covers that White Mountains Re had purchased during the first quarter of 2006.  White Mountains Re ceded approximately $19 million in premiums related to the Second Event Industry Loss Warranty Covers in the first quarter of 2006.

Other revenues decreased by $8 million from the first quarter of 2006 to 2007.  The decrease was due to lower fee income on reinsurance placements referred to Olympus and Helicon and $6 million in realized foreign exchange losses in the first quarter of 2007. White Mountains Re receives fee income on reinsurance placements referred to Olympus and Helicon and is entitled to a profit commission on net underwriting profits on referred business.  White Mountains Re recognized fee income of $4 million from Olympus and Helicon in the first quarter of 2007, of which $3 million was recorded as other revenues compared to $10 million of fee income from Olympus and Helicon for the comparable period in the prior year, $4 million of which was recorded in other revenues.  The decrease in fee income was primarily the result of the run-off of amounts ceded to Olympus for 2005 and prior.

In March 2007, White Mountains Re issued $400 million face value of senior unsecured notes that have an annual effective yield of 6.5% for net proceeds of $392 million.  In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure and recorded a $2 million loss in accumulated other comprehensive income related to this agreement, which is being amortized into interest expense over the life of the WMRe Senior Notes.  White Mountains Re deferred $4 million in expenses related to the issuance of the WMRe Senior Notes (including a $3 million underwriting discount), which are also being recognized into interest expense over the life of the WMRe Senior Notes.

Esurance

Financial results and GAAP ratios for Esurance for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
($ in millions)	2007	2006
Gross written premiums	$208.8	$141.9
Net written premiums	$207.7	$140.9

Earned insurance and reinsurance premiums	$170.8	$105.2
Net investment income	6.2	3.6
Net realized gains on investments	1.0	.9
Other revenue	3.0	2.1
Total revenues	181.0	111.8
Loss and LAE	130.3	75.2
Insurance and reinsurance acquisition expenses	44.7	29.0
Other underwriting expenses	14.7	11.1
General and administrative expenses	.1	—
Total expenses	189.8	115.3
Pre-tax loss	$(8.8)	$(3.5)
GAAP ratios:
Loss and LAE	76%	72%
Expense	35%	38%
Total Combined	111%	110%

Esurance’s pre-tax loss in the first quarter of 2007 was $9 million compared with a $4 million pre-tax loss for the first quarter of 2006, and its GAAP combined ratio was 111% for the first quarter of 2007 compared to 110% for the first quarter of 2006. The 1 point increase in the combined ratio was due primarily to higher winter weather-related claims, principally in the Midwest and Northwest United States, and planned rate reductions in some markets.  The higher loss ratio was partially offset by a 3 point improvement in the expense ratio, which has declined as fixed costs are spread over a larger premium base.

Net written premiums for the first quarter were $208 million, up 47% from $141 million in the first quarter of last year. During the first quarter, Esurance added 56,000 policies-in-force, ending the quarter with 429,000 policyholders.  Esurance continues to expand through national and local television advertising, online marketing, direct mail, and online agency channels.

Esurance now writes business in 25 states, which represent approximately 80% of the personal auto insurance premiums written in the United States during 2006.  For the quarter ended March 31, 2007, Esurance’s largest states were California (with 20% of direct written premium), Florida (16%), New York (8%), Texas (6%) and Michigan (6%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Capital, LP and Tuckerman Capital II, LP funds, the International American Group and White Mountains’ investments in Symetra and Montpelier Re.

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
Millions	2007	2006
Gross written premiums	$—	$—
Net written premiums	$—	$—

Earned insurance and reinsurance premiums	$—	$—
Net investment income	13.1	8.7
Net realized investment losses	(1.9)	(2.0)
Other revenue	33.7	17.8
Total revenues	44.9	24.5
Loss and LAE	.2	(1.5)
Insurance and reinsurance acquisition expenses	—	—
Other underwriting expenses	.8	.5
General and administrative expenses	43.8	38.0
Accretion of fair value adjustment to loss and LAE reserves	—	—
Interest expense - debt	4.2	(.1)
Interest expense - dividends and accretion on preferred stock	—	—
Total expenses	49.0	36.9
Pre-tax loss	$(4.1)	$(12.4)

Other Operations Results - Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

White Mountains’ Other Operations segment reported a $4 million pre-tax loss for the first quarter of 2007 compared to a $12 million pre-tax loss for the first quarter of 2006. The decrease in the pre-tax loss is mainly due to lower incentive compensation expense and higher net investment income during the first quarter of 2007 as a result of higher average invested assets within the segment.  Additionally, White Mountains recorded a $5 million gain on the sale of 645,262 shares of OneBeacon Ltd. during the quarter. The sale of these shares were to OneBeacon Ltd.’s employee stock ownership plan and reduced White Mountains’ ownership percentage in OneBeacon Ltd. to 71.8% at March 31, 2007, from 72.4% at December 31, 2006. These items were partially offset by $4 million of interest expense incurred on $320 million outstanding under the WTM Bank Facility, which was repaid in March 2007 with a portion of the proceeds received from the WMRe Senior Notes offering.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of March 31, 2007 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years at March 31, 2007 including short-term investments, to achieve an adequate after-tax total return.

White Mountains’ equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using bottom-up, value discipline.  Preservation of capital is of the utmost importance.

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three months ended March 31, 2007 and 2006 follows:

Pre-tax investment results	Three Months Ended March 31,
Millions	2007	2006
Net investment income	$118.0	$98.5
Net realized investment gains	73.9	28.5
Net unrealized investment gains (losses)	19.3	(16.3)
Total GAAP pre-tax investment gains	$211.2	$110.7

	Three Months Ended March 31,
Gross investment returns versus benchmarks	2007	2006
Fixed maturity investments	1.5%	0.5%
Short-term investments	1.2	1.1
Total fixed maturities	1.5	0.6
Lehman U.S. Aggregate Index	1.5	(0.6)

Common stock	3.9	5.7
Other investments	5.3	0.7
Total equities	4.3	3.9
S&P 500 Index (total return)	0.6	4.2

Total consolidated portfolio	1.9%	1.1%

Investment Returns—Three months ended March 31, 2007 versus three months ended March 31, 2006

White Mountains’ total pre-tax investment gains were $211 million, a return of 1.9%, for the first quarter of 2007 versus $111 million, a return of 1.1%, for the first quarter of 2006.  White Mountains’ fixed maturity portfolio returned 1.5% during the first quarter of 2007 versus 0.6% during the first quarter of 2006. The higher return in the first quarter of 2007 was primarily due to a decline in interest rates during the first quarter of 2007 compared to an increase in the first quarter of 2006.  In addition, the equity return in the first quarter of 2007 was up slightly from the first quarter of 2006 and significantly better than the S&P 500 index.

Net investment income of $118 million in the first quarter of 2007 increased 19% from $99 million in the first quarter of 2006, principally due to a higher average invested asset base.  Net realized investment gains of $74 million during the first quarter of 2007 increased by 159% from $29 million in the first quarter of 2006, principally due to the sale of convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter of 2007, principally energy and natural resources.  Net unrealized gains on investments of $19 million in the first quarter of 2007 improved from net unrealized losses of $16 million in the first quarter of 2006, primarily due to the effect of the interest rate movements described above.

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

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income.  In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not.  Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products.  In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products.  As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise.  Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years).  For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market.  If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders.  GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business.  Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance.  In addition, this measure is typically the predominant component of growth in fully diluted tangible book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans.  The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 28.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. This adjustment was not made to fully diluted tangible book value per share for periods prior to December 31, 2006 as the impact was not significant. The reconciliation of fully diluted tangible book value per share to book value per share is included on page 27.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 40.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments.  The primary uses of cash are payments on its debt obligations, dividend payments on the Company’s common shares and on minority interest holders of OneBeacon Ltd.’s common shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income, financing activities and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, the purchase of investments, payments on its debt obligations and dividend and tax sharing payments made to holding companies.

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

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which White Mountains’ insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.  Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.  Following is a description of the dividend activities of White Mountains’ insurance and reinsurance operating subsidiaries and certain of its intermediate holding companies:

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  As a result, based on 2006 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $234 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  As of December 31, 2006, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds.  During the first quarter of 2007, OneBeacon paid $50 million of dividends to Fund American.

During the first quarter of 2007 OneBeacon Ltd. paid a $21 million dividend to its common shareholders, $15 million of which was paid to an intermediate holding company of White Mountains.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus.  Based upon December 31, 2006 statutory surplus of $1,153 million, Folksamerica Re would have the ability to pay approximately $115 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of March 31, 2007, Folksamerica Re had negative earned surplus and therefore did not have the ability and did not pay any dividends during the first quarter of 2007.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below).

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent company to minimize taxes.  During the first quarter of 2007, Sirius International transferred approximately $35 million of its 2006 pre-tax income to its parent company as a group contribution.

WMRUS has the ability to distribute its 2007 earnings without restriction. WMRUS did not pay any dividends to its parent during the first quarter of 2007.

White Mountains Re paid $392 million of cash dividends from the net proceeds of the WMRe Senior Notes and distributed its $54 million investment in Symetra warrants to its immediate parent during the first quarter 2007.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  As a result, based on December 31, 2006 statutory net income, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $4 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, Esurance’s top tier regulated insurance operating subsidiary had $21 million of unassigned funds. Esurance did not pay any dividends during the first quarter of 2007.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.2 billion at March 31, 2007.  Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years.  As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.  Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($345 million at March 31, 2007) is included in solvency capital.

Insurance Float

Insurance float is an important dynamic of White Mountains’ operations that must be managed effectively.  Insurance float is money that an insurance company holds for a limited time.  In an insurance operation, float arises because premiums are collected before losses are paid.  This interval can extend over many years.  During that time, the insurer invests the funds.  When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital.  The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2007 and December 31, 2006:

	March 31,		December 31,
($ in millions)	2007		2006
Total investments	$11,252.1		$11,332.7
Investments held in trust	(335.4)		(338.9)
Cash	186.3		159.0
Investment in unconsolidated affiliates	356.3		335.5
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(1.8)		4.1
Accounts receivable on unsettled investment sales	40.2		8.5
Accounts payable on unsettled investment purchases	(19.7)		(66.8)
Interest-bearing funds held by ceding companies (2)	278.7		268.5
Interest-bearing funds held under reinsurance treaties (3)	(70.1)		(94.5)
Net investment assets	$11,686.6		$11,608.1

Total common shareholders’ equity	$4,542.9		$4,455.3
Minority Interest - One Beacon Ltd.	515.8		490.7
Debt	1,183.6		1,106.7
Total capital (1)	$6,242.3		$6,052.7
Unamortized goodwill	(29.2)		(32.5)
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(1.8)		4.1
Total tangible capital	$6,211.3		$6,024.3

Insurance float	$5,475.3		$5,583.8

Insurance float as a multiple of total tangible capital	0.9	x	0.9	x
Net investment assets as a multiple of total tangible capital	1.9	x	1.9	x

Insurance float as a multiple of common shareholders’ equity	1.2	x	1.3	x
Net investment assets as a multiple of common shareholders’ equity	2.6	x	2.6	x

(1)          Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at March 31, 2007 and December 31, 2006 of $271 million and $262 million, and $335 million and $339 million, respectively,  of investments held in two irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains’ balance sheet until it is redeemed.

(2)          Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(3)          Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. Recently, White Mountains has had negative cash flows from operations but has generated significant insurance float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations and positive cash flows from investing as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost insurance float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2007 and December 31, 2006:

($ in millions)	March 31, 2007	December 31, 2006
FAC Senior Notes, carrying value	$698.7	$698.7
WMRe Senior Notes, carrying value	398.9	—
WTM Bank Facility	—	320.0
FAC Bank Facility	—	—
Other debt of operating subsidiaries	86.0	88.0
Total debt	1,183.6	1,106.7

Minority interest - OneBeacon Ltd. (1)	515.8	490.7
Total common shareholders’ equity	4,542.9	4,455.3
Total capital	6,242.3	6,052.7
Unamortized goodwill	(29.2)	(32.5)
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(1.8)	4.1
Total tangible capital	$6,211.3	$6,024.3

Total debt to total tangible capital	19%	18%

(1)          The minority interest arising from White Mountains’ ownership in OneBeacon Ltd. has been included in White Mountains’ capitalization table because it supports debt service on the FAC Senior Notes.

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

Detailed information concerning significant changes in White Mountains’ financing structure during 2007 follows.  Refer to the Company’s 2006 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2006.

In March 2007, White Mountains Re issued $400.0 million face value of senior unsecured debt at an issue price of 99.715%, which resulted in net proceeds of $392 million. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.  Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.5% per annum.

During the first quarter of 2007, White Mountains repaid the $320 million that had been outstanding under the WTM Bank facility using a portion of the net proceeds from the issuance of the WMRe Senior Notes.  In accordance with the mandatory commitment reduction provision in the WTM Bank Facility, following the issuance of the WMRe Senior Notes the revolving credit facility commitment was reduced from $500 million to $304 million.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the three months ended March 2007 and 2006 follows:

For the three months ended March 31, 2007

Financing and Other Capital Activities

In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent.  In addition, White Mountains used a portion of these proceeds to repay its $320 million outstanding balance on the WTM Bank Facility.

During the first quarter of 2007, White Mountains declared and paid a cash dividend of $22 million to its common shareholders.

During the first quarter of 2007, OneBeacon Ltd. declared and paid a cash dividend of $21 million to its common shareholders, $15 million of which was received by White Mountains.  In addition, OneBeacon Ltd paid $8 million in dividends on its mandatorily redeemable preferred stock, using funds that were held in trust for the purpose of economically defeasing the preferred stock.

Acquisitions and Dispositions

During the first quarter of 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon’s employee stock ownership plan for proceeds of $17 million, reducing its ownership in OneBeacon Ltd. from 72.4% to 71.8%.

Other Liquidity and Capital Resource Activities

During the three months ended March 31, 2007, the Company issued a total of 1,500 common shares to its employees through the exercise of Options during the period and received cash proceeds of $.2 million in connection with these Option exercises.

During the first quarter of 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 63,300 target performance shares at payout levels ranging from 145% to 186% of target.

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

Recent Investment Activity

On April 27, 2007, Montpelier Re agreed to repurchase all of White Mountains’ remaining interest in Montpelier Re, which consists of 939,039 common shares and 7,172,375.5 warrants, for a total purchase price of $65 million. The transaction closed on May 1, 2007.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

•            the risks associated with Item 1A of the Company’s 2006 Annual Report on Form 10-K;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2006 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of March 31, 2007, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2007.

Part II.                      OTHER INFORMATION

Item 1.        Legal Proceedings.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 - “Legal Proceedings” for a brief description of non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 1A.                 Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2006, the Company’s Board of Directors authorized the repurchase up to 1,000,000 of the Company’s common shares, from time to time, subject to market conditions.  Common shares may be purchased in the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares.  As of March 31, 2007, there were no repurchases of common shares made under this authorization.

As permitted by the Restricted Share Award Agreement between the Company and Steven E. Fass, the Company accepted 4,465 common shares in satisfaction of Mr. Fass’ withholding tax obligations arising from the vesting of 10,000 Restricted Shares on February 26, 2007.  The common shares received by the Company were valued at the applicable New York Stock Exchange closing price on February 23, 2007 ($574.90 per common share).

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: May 2, 2007	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer