Form 10-Q
period 2007-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2007-08-02
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

Yes   ☐      No   ☒

As of August 1, 2007, 10,842,538 common shares with a par value of $1.00 per share were outstanding (which includes 54,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share and per share amounts)	2007	2006
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,470.1 and $7,377.0)	$7,524.9	$7,475.3
Common equity securities, at fair value (cost: $1,160.5 and $972.0)	1,402.7	1,212.6
Short-term investments, at amortized cost (which approximates fair value)	1,152.9	1,344.9
Other investments (cost: $478.0 and $467.1)	558.5	524.8
Convertible fixed maturity investments, at fair value (amortized cost: $542.8 and $435.9)	544.7	436.2
Trust account investments, at amortized cost (fair value $310.9 and $337.9)	312.0	338.9
Total investments	11,495.7	11,332.7
Cash	172.9	159.0
Reinsurance recoverable on unpaid losses	1,864.3	2,134.5
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,828.9	1,881.2
Reinsurance recoverable on paid losses	57.7	159.4
Insurance and reinsurance premiums receivable	1,007.3	913.6
Securities lending collateral	554.0	649.8
Funds held by ceding companies	366.7	452.8
Investments in unconsolidated affiliates	381.0	335.5
Deferred acquisition costs	351.6	320.3
Deferred tax asset	222.4	276.0
Ceded unearned premiums	130.9	87.9
Accrued investment income	85.8	87.4
Accounts receivable on unsettled investment sales	24.3	8.5
Other assets	640.8	645.1
Total assets	$19,184.3	$19,443.7
Liabilities
Loss and loss adjustment expense reserves	$8,364.7	$8,777.2
Unearned insurance and reinsurance premiums	1,735.7	1,584.9
Debt	1,183.6	1,106.7
Securities lending payable	554.0	649.8
Deferred tax liability	312.0	311.5
Long-term incentive compensation payable	181.5	285.2
Reserves for structured contracts	87.3	147.1
Funds held under reinsurance treaties	110.4	141.6
Ceded reinsurance payable	125.4	138.4
Accounts payable on unsettled investment purchases	32.0	66.8
Other liabilities	775.6	913.7
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	259.2	242.3
Held by others (redemption value $20.0)	—	20.0
Total liabilities	13,721.4	14,385.2
Minority interest - OneBeacon Insurance Group, Ltd.	526.0	490.7
Minority interest - White Mountains Re Group, Ltd. Preference Shares	250.0	—
Minority interest - consolidated limited partnerships	111.6	112.5
Total minority interest	887.6	603.2
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,842,538 and 10,782,753 shares	10.8	10.8
Paid-in surplus	1,721.1	1,716.7
Retained earnings	2,647.5	2,496.0
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	144.0	194.0
Net unrealized foreign currency translation gains	52.8	37.2
Other	(.9)	.6
Total common shareholders’ equity	4,575.3	4,455.3
Total liabilities, minority interest and common shareholders’ equity	$19,184.3	$19,443.7

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues:
Earned insurance and reinsurance premiums	$960.7	$953.5	$1,898.7	$1,854.5
Net investment income	126.7	104.4	244.7	202.9
Net realized investment gains	89.1	106.5	163.0	135.0
Other revenue	34.1	36.5	70.3	66.3
Total revenues	1,210.6	1,200.9	2,376.7	2,258.7
Expenses:
Loss and loss adjustment expenses	592.1	763.8	1,205.4	1,327.8
Insurance and reinsurance acquisition expenses	203.6	187.7	396.2	373.3
Other underwriting expenses	136.2	122.8	273.9	238.7
General and administrative expenses	62.4	22.3	115.3	66.9
Accretion of fair value adjustment to loss and loss adjustment expense reserves	5.5	6.4	10.6	11.6
Interest expense on debt	18.3	11.9	35.1	23.6
Interest expense - dividends on preferred stock subject to mandatory redemption	7.5	7.5	15.1	15.1
Interest expense - accretion on preferred stock subject to mandatory redemption	8.8	6.9	17.0	13.3
Total expenses	1,034.4	1,129.3	2,068.6	2,070.3

Pre-tax income	176.2	71.6	308.1	188.4
Income tax benefit (provision)	(55.8)	29.3	(87.0)	2.4

Income before equity in earnings of unconsolidated affiliates and minority interest	120.4	100.9	221.1	190.8
Minority interest	(26.4)	.1	(45.4)	(2.8)
Equity in earnings of unconsolidated affiliates	8.6	14.8	19.1	23.8

Net income	102.6	115.8	194.8	211.8
Change in net unrealized gains and losses for investments held	(31.4)	(63.0)	40.2	(96.2)
Change in foreign currency translation and other	17.9	11.9	14.1	32.9
Recognition of net unrealized gains and losses for investments sold	(39.3)	(51.5)	(90.2)	(75.4)

Comprehensive net income	$49.8	$13.2	$158.9	$73.1

Basic earnings per share	$9.51	$10.75	$18.07	$19.67

Diluted earnings per share	9.49	10.72	18.03	19.61

Dividends declared and paid per common share	$2.00	$2.00	$4.00	$4.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8	$—

Cumulative effect adjustment - taxes (FIN 48)	.2	—	.2	—	—
Net income	194.8	—	194.8	—	—
Other comprehensive income, after-tax	(35.9)	—	—	(35.9)	—
Dividends declared on common shares	(43.5)	—	(43.5)	—	—
Issuances of common shares	1.8	1.8	—	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—	—
Amortization of restricted share and option awards	5.1	5.1	—	—	—

Balances at June 30, 2007	$4,575.3	$1,731.9	$2,647.5	$195.9	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)

Net income	211.8	—	211.8	—	—
Other comprehensive income, after-tax	(138.7)	—	—	(138.7)	—
Cumulative effect adjustment - hybrid instruments (FAS 155)	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation (FAS 123R)	—	(1.9)	—	—	1.9
Dividends declared on common shares	(43.1)	—	(43.1)	—	—
Issuances of common shares	.2	.2	—	—	—
Amortization of restricted share and option awards	.9	.9	—	—	—

Balances at June 30, 2006	$3,864.3	$1,726.4	$2,077.7	$60.2	$—

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2007	2006
Cash flows from operations:
Net income	$194.8	$211.8
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(163.0)	(135.0)
Minority interest	45.4	2.8
Other operating items:
Net change in loss and loss adjustment expense reserves	(412.9)	(532.0)
Net change in reinsurance recoverable on paid and unpaid losses	424.6	340.7
Net change in unearned insurance and reinsurance premiums	149.7	130.4
Net change in funds held by ceding companies	85.6	62.8
Net change in deferred acquisition costs	(31.3)	(33.8)
Net change in ceded unearned premiums	(42.6)	36.9
Net change in funds held under reinsurance treaties	(31.0)	(34.8)
Net change in insurance and reinsurance premiums receivable	(92.2)	(34.4)
Net change in other assets and liabilities, net	(195.6)	(165.1)
Net cash used for operations	(68.5)	(149.7)
Cash flows from investing activities:
Net change in short-term investments	191.9	(109.8)
Sales of fixed maturity investments	3,047.1	2,344.7
Maturities, calls and paydowns of fixed maturity investments	546.5	445.3
Sales of common equity securities	268.0	252.3
Sales of other investments	85.0	23.3
Purchases of other investments	(22.6)	(40.4)
Purchases of common equity securities	(392.1)	(280.0)
Purchases of fixed maturity investments	(3,800.9)	(2,488.8)
Purchases of unconsolidated affiliates	(51.6)	—
Sale of shares of OneBeacon Ltd.	16.7	—
Maturities of trust account investments	33.8	—
Net change in unsettled investment purchases and sales	(50.4)	18.4
Net acquisitions of property and equipment	(12.7)	(8.5)
Net cash (used for) provided from investing activities	(141.3)	156.5
Cash flows from financing activities:
Issuance of White Mountains Re Group, Ltd. Preference Shares, net of issuance costs	246.6	—
Issuance of debt	394.4	50.0
Repayment of debt	(322.0)	—
Redemption of mandatorily redeemable preferred stock	(20.0)	—
Interest rate swap agreement	(2.4)	—
Cash dividends paid to the Company’s common shareholders	(43.5)	(43.1)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(11.8)	—
Cash dividends paid to preferred shareholders	(15.1)	(15.1)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(1.9)	—
Common shares repurchased	(2.5)	—
Proceeds from issuances of common shares	1.8	.1
Net cash provided from (used for) financing activities	223.6	(8.1)
Effect of exchange rate changes on cash	.1	5.2
Net increase in cash during the period	13.9	3.9
Cash balances at beginning of period	159.0	187.7
Cash balances at end of period	$172.9	$191.6
Supplemental cash flows information:
Interest paid	$(29.0)	$(22.5)
Net Federal income taxes (paid) received	(71.4)	17.5

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.  Significant intercompany transactions among White Mouintains’ segment have been eliminated herein.

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

The White Mountains Re segment consists of White Mountains Re, Ltd., a Bermuda-based holding company, and its subsidiaries (collectively “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its immediate parent, Folksamerica Holding Company (“FHC”), “Folksamerica”), and Sirius International Insurance Corporation (“Sirius International”).  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  On August 3, 2006, White Mountains Re sold one of its subsidiaries, Sirius America Insurance Company (“Sirius America”), to an investor group.  As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. (“Delos”), and accounts for Delos on the equity method within its Other Operations segment.

The Esurance segment consists of Esurance Holdings, Ltd., a Bermuda-based company, and certain of its subsidiaries (collectively, “Esurance”). Esurance sells personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group, which was acquired by White Mountains in 1999, includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off.  The Other Operations segment also includes White Mountains’ investments in warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), common and preferred shares of Delos and warrants to purchase common shares of Montpelier Re Holdings, Ltd. (“Montpelier Re”), which White Mountains sold back to Montpelier Re on May 1, 2007.

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

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of the minority interest portion.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at June 30, 2007 and December 31, 2006 was 28.3% and 27.6%.

White Mountains began to present minority interest subsequent to the sale of OneBeacon Ltd. shares.  The portion of income attributable to minority interest in certain limited partnership investments has been reclassified to conform with the presentation of the minority interest in OneBeacon Ltd.  On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued $250 million non-cumulative perpetual preference shares (“the Preference Shares”) (See Note 2).  The Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of income and comprehensive income, respectively.

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

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  At January 1, 2007, White Mountains had accrued interest and penalties of $3.8 million, net of federal benefit. In connection with the adoption of FIN 48, White Mountains recognized a $.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

At January 1, 2007,  White Mountains had $70.6 million of unrecognized tax benefits.  If recognized, $60.3 million would increase net income and reduce the effective tax rate.  The remaining $10.3 million of unrecognized tax benefits would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  There have been no material changes to these balances since adoption.

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of White Mountains’ U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008. As of June 30, 2007, the IRS has not proposed any significant adjustments to taxable income.  White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

White Mountains does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The guidance in FAS 157 is applicable to derivatives as well as other financial instruments measured at fair value and nullifies the guidance that provided for the deferral of gains at the date of initial measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  White Mountains has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

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

Note 2. Significant Transactions

Preference Shares

On May 24, 2007, WMRe Group issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference. Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance. Holders of the Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the Preference Shares have the right to elect two directors to WMRe Group’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of 3 month LIBOR plus 3.20% or 7.506%. The Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the Preference Shares at an amount equal to the greater of 1) the aggregate liquidation preference of the shares to be redeemed and 2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue, plus 45 basis points.  In the event of liquidation of WMRe Group, the holders of the Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006
Gross beginning balance	$8,636.0	$9,987.0	$8,777.2	$10,231.2
Less beginning reinsurance recoverable on unpaid losses	(3,873.7)	(4,860.0)	(4,015.7)	(5,025.7)
Net loss and LAE reserves	4,762.3	5,127.0	4,761.5	5,205.5

Loss and LAE incurred relating to:
Current year losses	627.8	569.1	1,257.9	1,122.9
Prior year losses	(35.7)	194.7	(52.5)	204.9
Total incurred losses and LAE	592.1	763.8	1,205.4	1,327.8

Accretion of fair value adjustment to loss and LAE reserves	5.4	6.4	10.5	11.6
Foreign currency translation adjustment to loss and LAE reserves	3.5	11.9	7.2	19.9

Loss and LAE paid relating to:
Current year losses	(238.8)	(213.7)	(381.3)	(371.0)
Prior year losses	(453.0)	(581.0)	(931.8)	(1,079.4)
Total loss and LAE payments	(691.8)	(794.7)	(1,313.1)	(1,450.4)

Net ending balance	4,671.5	5,114.4	4,671.5	5,114.4
Plus ending reinsurance recoverable on unpaid losses	3,693.2	4,660.9	3,693.2	4,660.9
Gross ending balance	$8,364.7	$9,775.3	$8,364.7	$9,775.3

White Mountains experienced $35.7 million and $52.5 million of net favorable development on prior accident year loss reserves during the three and six months ended June 30, 2007. For the three months ended June 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable development of $12.7 million, $18.1 million and $10.7 million, respectively, offset by $5.8 million of unfavorable development on prior year losses at Esurance.  For the six months ended June 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable development of $24.7 million, $25.5 million and $10.7 million, respectively, offset by $8.4 million of unfavorable development on prior year losses at Esurance.  Net favorable development at White Mountains Re primarily related to prior underwriting years on property lines. OneBeacon experienced net favorable development in 2007 that was primarily due to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.  Esurance has experienced net unfavorable development in 2007 as reserves were increased for bodily injury claims from prior accident years. The Other Operations segment experienced $10.7 million of favorable development during the second quarter of 2007, primarily due to the settlement of a large claim at BICC.

White Mountains experienced $194.7 million and $204.9 million of net unfavorable development on prior accident year loss reserves during the three and six months ended June 30, 2006, which was primarily related to adverse development on loss and LAE reserves previously established for hurricanes Katrina, Rita and Wilma.

In connection with purchase accounting for the acquisitions of OneBeacon, Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s, Sirius’ and Stockbridge Insurance Company’s acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $5.4 million and $10.5 million of such charges for the three and six months ended June 30, 2007, respectively, and $6.4 million and $11.6 million of such charges for the three and six months ended June 30, 2006, respectively.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2007, OneBeacon had $21.2 million of reinsurance recoverables on paid losses and $2,994.6 million (gross of $229.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

	Balance at		A.M. Best
Top Reinsurers ($ in millions)	June 30, 2007	% of Total	Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,145.0	77%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company)	58.7	2%	A++
Munich Re America (formerly America Reinsurance Company)	52.4	2%	A
Liberty Mutual Insurance Group and subsidiaries (3)	35.8	1%	A
Swiss Re	21.0	1%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $363.0 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          At June 30, 2007, OneBeacon had assumed balances receivable and expenses receivable of approximately $36.8 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2007 it has used approximately $2.1 billion of the coverage provided by NICO.  Approximately $914.6 million of these incurred losses have been paid by NICO through June 30, 2007. Since entering into the NICO Cover, $37.5 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

Effective, July 1, 2007, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2008.  The program provides coverage for all OneBeacon property business including automobile physical damage, as well as terrorism coverage for non-TRIA events (excluding nuclear, biological, chemical and radiological).  Under the program, the first $150 million of losses resulting from a single catastrophe are retained by OneBeacon and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

White Mountains Re

White Mountains Re’s principal reinsurance protection is provided through Folksamerica Re’s quota share retrocessional arrangements with Olympus Reinsurance Company Ltd. (“Olympus”) and Helicon Reinsurance Company, Ltd. (“Helicon”) and through excess of loss protection purchased by Sirius to cover Sirius’ property catastrophe and aviation exposures.

At June 30, 2007, White Mountains Re had $35.9 million of reinsurance recoverables on paid losses and $895.4 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

	Balance at		A.M. Best
Top Reinsurers (Millions)	June 30, 2007	% of Total	Rating (2)	% Collateralized
Olympus (1)(3)	$320.9	34%	NR-4	100%
Imagine Re (1)	163.7	18%	A-	100%
London Life (1)	93.1	10%	A	100%
General Re	86.8	9%	A++	2%
The Travelers Companies	57.6	6%	A+	0%

(1)          Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)          A.M. Best ratings as detailed above are: “NR-4” (Not rated per company request), “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(3)          Gross of amounts due to Olympus under an indemnity agreement with FHC.

Note 5.  Investment Securities

White Mountains’ invested assets comprise securities and other investments held for general investment purposes and those held in a segregated trust account.

White Mountains’ portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market prices.  Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholders’ equity.  Changes in net unrealized investment gains and losses, net of the effect of adjustments for minority interest and after-tax, are reported as a component of other comprehensive income.

White Mountains has elected the fair value option for its investment in convertible bonds.  Convertible bonds are carried at fair value with changes therein recorded in income as realized investment gains.

Asset-backed securities are included in fixed maturity investments and consist primarily of pooled collateralized mortgage obligations.  Asset-backed securities are classified as available for sale and carried at fair value. Fair values for asset-backed securities are based on quoted market prices from a third party pricing service. Income on asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

The portfolio of fixed maturity investments held in the segregated trust account are classified as held to maturity as White Mountains has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery.  Investment losses that are other than temporary are recognized in earnings.  Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2007 and December 31, 2006. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, warrants, equity method investments and an interest rate swap accounted for as a cash flow hedge.

Net investment income for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006
Investment income:
Fixed maturity investments	$103.9	$89.5	$200.2	$171.0
Short-term investments	18.3	9.7	36.2	19.0
Common equity securities	6.5	9.8	11.5	16.6
Other	.1	.1	1.2	3.0
Convertible fixed maturity investments	2.5	(.3)	3.6	.1
Total investment income	131.3	108.8	252.7	209.7
Less investment expenses	(4.6)	(4.4)	(8.0)	(6.8)
Net investment income, pre-tax	$126.7	$104.4	$244.7	$202.9

Realized investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2007	2006	2007	2006
Fixed maturity investments	$(3.1)	$(3.7)	$5.2	$.1
Common equity securities	46.2	24.2	94.2	39.5
Other investments	42.1	71.0	59.8	72.7
Convertible fixed maturity investments	3.9	15.0	3.8	22.7
Net realized investment gains, pre-tax	$89.1	$106.5	$163.0	$135.0

Net realized gains decreased by $17.4 million in the second quarter of 2007 compared to the second quarter of 2006, primarily due to a $21 million realized gain from the redemption of a private equity investment in the second quarter of 2006.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
Millions	2007	2006
Investment securities:
Gross unrealized investment gains	$367.4	$353.6
Gross unrealized investment losses	(90.0)	(52.2)
Net unrealized gains from investment securities	277.4	301.4
Net unrealized gains (losses) from investments in unconsolidated affiliates	(33.1)	.3
Total net unrealized investment gains, before tax	244.3	301.7
Income taxes attributable to such gains	(97.2)	(103.2)
Minority interest	(3.1)	(4.5)
Total net unrealized investment gains, after-tax	$144.0	$194.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
U.S. Government obligations	$1,995.1	$2.0	$(21.8)	$4.1	$1,979.4
Debt securities issued by industrial corporations	2,069.3	21.8	(33.5)	14.1	2,071.7
Municipal obligations	11.9	.4	—	—	12.3
Asset-backed securities	2,660.8	.9	(10.2)	19.5	2,671.0
Foreign government obligations	631.4	.1	(10.8)	49.0	669.7
Preferred stocks	101.6	11.3	(.1)	8.0	120.8
Total fixed maturity investments	$7,470.1	$36.5	$(76.4)	$94.7	$7,524.9

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
U.S. Government obligations	$1,651.3	$5.0	$(11.9)	$—	$1,644.4
Debt securities issued by industrial corporations	2,048.8	21.8	(23.6)	25.4	2,072.4
Municipal obligations	15.5	.5	—	—	16.0
Asset-backed securities	2,899.1	10.8	(7.5)	2.3	2,904.7
Foreign government obligations	657.2	2.1	(6.1)	55.2	708.4
Preferred stocks	105.1	16.8	(.4)	7.9	129.4
Total fixed maturity investments	$7,377.0	$57.0	$(49.5)	$90.8	$7,475.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, other investments and convertible fixed maturity investments as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$1,160.5	$246.1	$(11.2)	$7.3	$1,402.7

Other investments	$478.0	$82.6	$(2.1)	$—	$558.5

Convertible fixed maturity investments	$542.8	$2.2	$(.3)	$—	$544.7

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$972.0	$237.2	$(1.3)	$4.7	$1,212.6

Other investments	$467.1	$59.1	$(1.4)	$—	$524.8

Convertible fixed maturity investments	$435.9	$.3	$—	$—	$436.2

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of June 30, 2007 (excluding short-term investments):

	June 30, 2007
	0-6	6-12	> 12
($ in millions)	Months	Months	Months	Total
Fixed maturity investments:
Number of positions	513	48	335	896
Market value	$3,566.6	$268.6	$1,831.6	$5,666.8
Amortized cost	$3,604.6	$270.7	$1,868.2	$5,743.5
Unrealized loss	$(38.0)	$(2.1)	$(36.6)	$(76.7)
Common equity securities:
Number of positions	231	7	7	245
Market value	$138.4	$31.3	$17.5	$187.2
Cost	$144.0	$35.3	$19.1	$198.4
Unrealized loss	$(5.6)	$(4.0)	$(1.6)	$(11.2)
Other investments:
Number of positions	4	—	4	8
Market value	$10.0	$—	$20.9	$30.9
Cost	$11.5	$—	$21.5	$33.0
Unrealized loss	$(1.5)	$—	$(.6)	$(2.1)
Total:
Number of positions	748	55	346	1,149
Market value	$3,715.0	$299.9	$1,870.0	$5,884.9
Amortized cost	$3,760.1	$306.0	$1,908.8	$5,974.9
Unrealized loss	$(45.1)	$(6.1)	$(38.8)	$(90.0)
% of total gross unrealized losses	50.1%	6.8%	43.1%	100%

For the six months ended June 30, 2007, White Mountains did not experience any material other-than-temporary impairment charges. White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of June 30, 2007, White Mountains’ investment portfolio did not include any individual investment security with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
Millions	2007	2006

FAC Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.3)	(1.3)
FAC Senior Notes, carrying value	698.7	698.7

WMRe Senior Notes, at face value	400.0	—
Unamortized original issue discount	(1.1)	—
WMRe Senior Notes, carrying value	398.9	—

WTM Bank Facility	—	320.0
FAC Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note	27.2	27.2
Atlantic Specialty Note	18.0	20.0
Total debt	$1,183.6	$1,106.7

WMRe Senior Notes

On March 19, 2007, WMRe Group issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”) for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that is exempt from the registration requirements of the Securities Act of 1933.  The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

White Mountains Re deferred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which are being recognized into interest expense over the life of the WMRe Senior Notes.

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At June 30, 2007, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.4 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.  White Mountains recorded $6.5 million and $7.2 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the three and six months ended June 30, 2007.

WTM Bank Facility

The net proceeds from the WMRe Senior Notes were distributed to White Mountains and were used in part to repay the $320 million in outstanding borrowings on White Mountains’ revolving credit facility. In accordance with the mandatory commitment reduction provision in the credit facility at the time, following the issuance of the WMRe Senior Notes the revolving credit facility commitment was reduced from $500 million to $304 million.

During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants.  As of June 30, 2007, the WTM Bank Facility was undrawn.

Note 7.  Income Taxes

White Mountains’ income tax provision (benefit) for the six months ended June 30, 2007 and June 30, 2006 represented effective tax rates of 28.2% and (1.3)%, respectively, which were lower than the U.S. statutory rate of 35%.  The effective tax rate is lower for each of the periods due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock.  The effective tax rate for the first six months of 2006 also reflects tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003.

Note 8.  Weather Contracts

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo offers weather risk management products, which were all in the form of derivative financial instruments at June 30, 2007.  All weather derivatives are recognized as either assets or liabilities in the balance sheet. The fair value for exchange traded contracts are based upon quoted market prices when available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract. At June 30, 2007, Galileo has unamortized deferred gains of $.2 million.

Galileo enters into weather derivative contracts with the objective of generating profits in normal climatic conditions.  Accordingly, Galileo’s weather derivatives are not designed to meet the GAAP criteria for hedge accounting.  Galileo initially recognizes the premium paid or received as an asset or liability, respectively, and recognizes any subsequent changes in fair value as they occur in other revenues within the income statement.  For the three and six months ended June 30, 2007, Galileo recognized $.9 million of net losses and $.1 million of net gains on its weather derivatives portfolio. The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

At June 30, 2007, Galileo had recorded a net liability of $1.2 million for exchange traded weather derivative contracts and a net liability of $.2 million for weather derivative contracts valued based on internal pricing models.

Galileo’s weather risk management contracts, all of which mature within one year, are summarized in the following table:

(Millions)	Carrying Value
Net liability for weather derivative contracts at January 1, 2007 (1)	$12.1
Net consideration received for new contracts	.4
Net payments made on contracts settled	(11.0)
Net decrease in fair value on settled and unsettled contracts	(.1)
Net liability for weather derivative contracts at June 30, 2007 (2)	$1.4

(1)          Amount includes $4.7 million of deferred gains

(2)          Amount includes $.2 million of deferred gains

Note 9.  Variable Annuity Reinsurance

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

If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for as life insurance liabilities in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The life insurance liability for the reinsured GMDB contracts has been calculated based on investment returns, mortality, surrender rates and other assumptions. The life insurance liability is recognized over the contract period. The life insurance liability as of June 30, 2007, March 31, 2007 and December 31, 2006 was $.2 million, $.2 million and $.1 million, respectively.

The valuation of these liabilities involve significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force. At June 30, 2007, March 31, 2007 and December 31, 2006 the liability recorded for the variable annuity benefit guarantees which is included in other liabilities, was $(23.2) million, $(13.9) million and $(13.8) million, respectively.

WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements.  The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All derivative instruments are recorded as assets or liabilities at fair value on the balance sheet.  These derivative financial instruments do not meet the hedging criteria under FAS 133, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement. At June 30, 2007, the fair value of these derivative contracts, which is recorded in other assets, was $21.2 million and had losses of $12.8 million and $16.0 million for the three and six month period ended June 30, 2007, which are included in other revenues. In connection with these derivative contracts, WM Life Re has deposited collateral comprising $4.6 million of cash and $3.3 million of securities with counterparties.

Note 10.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”).  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share numerators (in millions):
Net income	$102.6	$115.8	$194.8	$211.8
Diluted earnings per share numerators (in millions):
Net income	$102.6	$115.8	$194.8	$211.8
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,837	10,780	10,830	10,780
Average unvested Restricted Shares	(54)	(10)	(50)	(11)
Basic earnings per share denominator	10,783	10,770	10,780	10,769

Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,837	10,780	10,830	10,780
Average unvested Restricted Shares (1)	(49)	(2)	(48)	(2)
Average outstanding dilutive options to acquire common shares (2)	14	24	17	24
Diluted earnings per share denominator	10,802	10,802	10,799	10,802
Basic earnings per share (in dollars):
Net income	$9.51	$10.75	$18.07	$19.67
Diluted earnings per share (in dollars)
Net income	$9.49	$10.72	$18.03	$19.61

(1)          Restricted Shares outstanding vest either upon a stated anniversary date or upon the occurrence of a specified event.  See Note 15.  In accordance with the adoption of FAS No. 123(R), the diluted earnings per share denominator is reduced by the number of Restricted Shares representative of the unamortized compensation cost at June 30, 2007.  Such amounts are computed under the treasury stock method.

(2)          The diluted earnings per share denominator for the three and six months ended June 30, 2007 includes the effects of options to acquire an average of 19,875 and 23,100 common shares at an average strike price of $161.68 and $160.51 per common share. The diluted earnings per share denominator for the three and six months ended June 30, 2006 includes the effects of options to acquire an average of 33,450 and 33,727  common shares at an average strike price of $152.89 and $151.78 per common share.

Note 11.  Segment Information

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

Significant intercompany transactions among White Mountains’ segments have been eliminated herein.  Segment information for all prior periods has been restated for the effect of the Reorganization (See Note 1).  Financial information for White Mountains’ segments follows:

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2007
Earned insurance and reinsurance premiums	$465.0	$306.8	$188.9	$—	$960.7
Net investment income	54.6	53.0	7.4	11.7	126.7
Net realized investment gains	57.1	22.2	1.5	8.3	89.1
Other revenue	2.4	(1.9)	3.1	30.5	34.1
Total revenues	579.1	380.1	200.9	50.5	1,210.6
Losses and LAE	283.1	172.8	147.1	(10.9)	592.1
Insurance and reinsurance acquisition expenses	78.3	75.0	50.3	—	203.6
Other underwriting expenses	89.6	29.9	15.9	.8	136.2
General and administrative expenses	2.7	9.6	.1	50.0	62.4
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.5	—	—	5.5
Interest expense on debt	11.3	6.8	—	.2	18.3
Interest expense - dividends and accretion on preferred stock	16.3	—	—	—	16.3
Total expenses	485.3	295.6	213.4	40.1	1,034.4
Pre-tax income	$93.8	$84.5	$(12.5)	$10.4	$176.2

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2006
Earned insurance and reinsurance premiums	$485.3	$342.4	$125.8	$—	$953.5
Net investment income	50.9	43.4	4.8	5.3	104.4
Net realized investment gains	38.9	38.7	2.6	26.3	106.5
Other revenue	6.3	2.5	1.8	25.9	36.5
Total revenues	581.4	427.0	135.0	57.5	1,200.9
Losses and LAE	295.6	377.6	89.9	.7	763.8
Insurance and reinsurance acquisition expenses	74.5	80.9	32.3	—	187.7
Other underwriting expenses	86.0	25.1	11.3	.4	122.8
General and administrative expenses	2.3	4.9	—	15.1	22.3
Accretion of fair value adjustment to loss and LAE reserves	5.7	.7	—	—	6.4
Interest expense on debt	11.4	.4	—	.1	11.9
Interest expense - dividends and accretion on preferred stock	14.4	—	—	—	14.4
Total expenses	489.9	489.6	133.5	16.3	1,129.3
Pre-tax income	$91.5	$(62.6)	$1.5	$41.2	$71.6

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2007
Earned insurance and reinsurance premiums	$933.9	$605.1	$359.7	$—	$1,898.7
Net investment income	105.2	101.1	13.6	24.8	244.7
Net realized investment gains	112.0	42.1	2.5	6.4	163.0
Other revenue	5.5	(5.5)	6.1	64.2	70.3
Total revenues	1,156.6	742.8	381.9	95.4	2,376.7
Losses and LAE	571.3	367.4	277.4	(10.7)	1,205.4
Insurance and reinsurance acquisition expenses	156.6	144.6	95.0	—	396.2
Other underwriting expenses	180.5	61.2	30.6	1.6	273.9
General and administrative expenses	5.1	16.2	.2	93.8	115.3
Accretion of fair value adjustment to loss and LAE reserves	8.0	2.6	—	—	10.6
Interest expense on debt	22.7	8.0	—	4.4	35.1
Interest expense - dividends and accretion on preferred stock	32.1	—	—	—	32.1
Total expenses	976.3	600.0	403.2	89.1	2,068.6
Pre-tax income	$180.3	$142.8	$(21.3)	$6.3	$308.1

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2006
Earned insurance and reinsurance premiums	$965.5	$658.0	$231.0	$—	$1,854.5
Net investment income	96.0	84.5	8.4	14.0	202.9
Net realized investment gains	66.0	41.2	3.5	24.3	135.0
Other revenue	11.8	6.9	3.9	43.7	66.3
Total revenues	1,139.3	790.6	246.8	82.0	2,258.7
Losses and LAE	599.3	564.2	165.1	(.8)	1,327.8
Insurance and reinsurance acquisition expenses	160.8	151.2	61.3	—	373.3
Other underwriting expenses	169.9	45.5	22.4	.9	238.7
General and administrative expenses	6.7	7.1	—	53.1	66.9
Accretion of fair value adjustment to loss and LAE reserves	11.5	.1	—	—	11.6
Interest expense on debt	22.8	.8	—	—	23.6
Interest expense - dividends and accretion on preferred stock	28.4	—	—	—	28.4
Total expenses	999.4	768.9	248.8	53.2	2,070.3
Pre-tax income	$139.9	$21.7	$(2.0)	$28.8	$188.4

Note 12.  Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

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

The following table provides summary financial amounts recorded by White Mountains during the six months ended June 30, 2007 and 2006 relating to its investment in Symetra:

	2007			2006
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$249.3	$54.0	$303.3	$263.9	$47.8	$311.7
Equity in earnings of Symetra (1)	10.3	—	10.3	6.8	—	6.8
Net unrealized gains (losses) from Symetra’s equity portfolio and other	.5	—	.5	1.8	—	1.8
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	5.9	—	5.9	(56.8)	—	(56.8)
Increase in value of warrants	—	3.7	3.7	—	4.6	4.6
Carrying value of investment in Symetra as of March 31 (2)	266.0	57.7	323.7	215.7	52.4	268.1
Equity in earnings of Symetra (1)	8.3	—	8.3	6.8	—	6.8
Net unrealized gains (losses) from Symetra’s equity portfolio and other	.1	—	.1	.2	—	.2
Net unrealized losses from Symetra’s fixed maturity portfolio	(40.2)	—	(40.2)	(36.4)	—	(36.4)
Increase in value of warrants	—	4.6	4.6	—	3.5	3.5
Carrying value of investment in Symetra as of June 30 (3)	$234.2	$62.3	$296.5	$186.3	$55.9	$242.2

(1)   Equity in earnings is net of tax of $0.

(2)   Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $1.8 million and $(32.6) million as of March 31, 2007 and 2006.

(3)   Includes White Mountains’ equity in net unrealized gains losses from Symetra’s fixed maturity portfolio of $(38.5) million and $(69.0) million as of June 30, 2007 and 2006.

During the second quarter of 2007, Symetra filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering.  The shares will be offered by existing stockholders.

Delos

 White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method.  For the three and six months ended June 30, 2007, White Mountains recorded $.1 million and $.4  million of after-tax equity in earnings and $.2 million and $.3 million of after-tax equity in unrealized investment gains from its investment in Delos.  White Mountains’ investmentin Delos at June 30, 2007 totaled $32.9 million.

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

Prior to the sale, White Mountains owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting.  For the three and six months ended June 30, 2006, White Mountains recorded after-tax net income of $8.0 million and $10.2 million from its investment in MSA and $7.7 million and $8.9 million of after-tax equity in MSA’s unrealized investment losses.  As of June 30, 2006, White Mountains’ investment in MSA totaled $169.9 million.

Note 13. Variable Interest Entity

As of June 30, 2007, White Mountains has a $50 million investment in Pentelia Investment Ltd. (“PIL”), a corporation that invests in insurance-related investment assets. White Mountains has determined that its investment in PIL is a VIE. However, White Mountains is not the primary beneficiary. White Mountains accounts for its interests in PIL as an equity method investment. White Mountains’ exposure to loss is limited to the carrying value of its investment in PIL.

Note 14. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2007	2006	2007	2006
Service cost	$.6	$.3	$1.1	$.5
Interest cost	6.6	6.9	13.2	13.8
Expected return on plan assets	(6.7)	(7.6)	(13.5)	(15.3)
Amortization of unrecognized loss	.1	—	.2	.1
Net periodic pension cost before settlements, curtailments and special termination benefits	.6	(.4)	1.0	(.9)
Special termination benefits expense (1)	—	.3	—	1.6
Net periodic benefit cost	$.6	$(.1)	$1.0	$.7

(1)   Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon anticipates contributing $2.9 million to the pension plans for 2007.  As of June 30, 2007, $1.7 million in contributions have been made.  All of OneBeacon’s year to date and expected pension contributions in 2007 relate to non-qualified pension plans for which OneBeacon has established assets held in rabbi trusts.

Note 15. Employee Share-Based Incentive Compensation Plans

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following summarizes performance share activity for the three and six months ended June 30, 2007 and 2006 for WTM performance shares granted under the White Mountains Long-Term Incentive Plan (the “WTM Incentive Plan”) and WTM phantom performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	144,772	$43.7	185,363	$58.9	185,363	$102.4	183,317	$100.5
Payments and deferrals (1)	—	—	—	—	(63,300)	(56.0)	(64,100)	(57.0)
New awards	1,953	—	—	—	53,931	—	71,185	—
Forfeitures and cancellations	(462)	(.1)	—	—	(16,921)	(4.3)	(5,039)	(1.4)
Transfers out (2)	—	—	—	—	(12,810)	(4.4)	—	—
Expense recognized	—	13.5	—	(1.3)	—	19.4	—	15.5
Ending June 30,	146,263	$57.1	185,363	$57.6	146,263	$57.1	185,363	$57.6

(1)   WTM Performance share payments in 2007 for the 2004-2006 performance cycle ranged from 145% to 186% of target.  WTM Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.  Amounts include deposits into White Mountains’ deferred compensation plan.

(2)   In February 2007, the WTM Performance shares of OneBeacon employees were replaced with an equivalent value of OB Performance Shares issued under the OneBeacon Long-Term Incentive Plan (the “OB Incentive Plan”).

If 100% of the outstanding WTM performance shares had been vested on June 30, 2007, the total additional compensation cost to be recognized would have been $60.3 million, based on June 30, 2007 accrual factors (common share price and payout assumptions).

All WTM performance shares earned for the 2004-2006 and 2003-2005 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

The following summarizes WTM performance shares outstanding and accrued WTM performance share expense for performance shares awarded under the WTM Incentive Plan at June 30, 2007 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	40,530	$24.1
2006 - 2008	50,109	25.5
2007 - 2009	46,728	5.2
Sub-total	137,367	54.8
Assumed forfeitures	(3,435)	(1.3)
Total at June 30, 2007	133,932	$53.5

The following summarizes WTM phantom performance shares outstanding and accrued WTM phantom performance share expense for awards made under the WTM Phantom Share Plans at June 30, 2007 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	3,511	$1.8
2006 - 2008	2,166	1.2
2007 - 2009	6,979.7
Sub-total	12,656	3.7
Assumed forfeitures	(325)	(.1)
Total at June 30, 2007	12,331	$3.6

Restricted Shares

At June 30, 2007 and 2006, the Company had 54,000 and 10,000 unvested Restricted Shares outstanding under the WTM Incentive Plan.  The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Unamortized		Unamortized		Unamortized		Unamortized
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
Millions, except share amounts	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period,	54,000	$30.3	13,000	$1.4	10,000	$.3	13,000	$1.9
Granted	—	—	—	—	54,000	31.0	—	—
Vested	—	—	(3,000)	—	(10,000)	—	(3,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(1.2)	—	(.4)	—	(2.2)	—	(.9)
Non-vested at June 30,	54,000	$29.1	10,000	$1.0	54,000	$29.1	10,000	$1.0

During the first quarter of 2007, White Mountains made the following grants of Restricted Shares to the Company’s Chairman and CEO: (i) 35,000 Restricted Shares that vest in equal annual installments over five years based on continuous service by the employee throughout the award period; (ii) 15,000 Restricted Shares that vest in the event of a change in control of the Company or termination of the employee before January 20, 2012.  During the first quarter of 2007, White Mountains also awarded 4,000 Restricted Shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period.  Of the unrecognized compensation cost at June 30, 2007, $20.5 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million is expected to be recognized only in the event of a change in control or termination of the Chairman and CEO before January 20, 2012. Upon vesting, all restrictions initially placed upon the common shares lapse.

On January 1, 2006, White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption for FAS 123R.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates each year by 5% less the annual regular dividend rate (the “Escalator”).  The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.4% (or 4.7% less the expected annual regular dividend rate at the date of grant), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years.  The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period.  The Company recognized $2.4 million of expense for the six months ended June 30, 2007 associated with its Non-Qualified Options.

Incentive Options

At June 30, 2007 and 2006, the Company had 14,400 and 33,450 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan.  The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000.  The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options.  The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following summarizes the Company’s Incentive Option activity for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except share and per share amounts	2007	2006	2007	2006
Opening balance - outstanding Options	25,350	33,450	29,550	34,280
Forfeited	(2,700)	—	(5,400)	—
Exercised	(8,250)	—	(9,750)	(830)
Ending balance - outstanding Options	14,400	33,450	14,400	33,450

Outstanding Options - exercisable	1,800	8,250	1,800	8,250
Exercise price - outstanding Options at beginning of period	$160.48	$151.40	$158.21	$149.25
Value of Options exercised (1)	$3.5	$—	$4.1	$.3
Exercise price - outstanding Options at June 30,	$162.87	$153.65	$162.87	$153.65

(1) Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at June 30, 2007 was $6.4 million and $.8 million. The Incentive Options expire in February 2010.  White Mountains expects approximately 4,200 Incentive Options to become exercisable in 2007 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OB Performance Shares

The following summarizes performance share activity for the three and six months ended June 30, 2007 and 2006 for OB performance shares granted under the OB Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,120,141	$6.3	—	$—	—	$—	—	$—
Payments and deferrals	—	—	—	—	—	—	—	—
New awards	23,674		—	—	908,460		—	—
Forfeitures and cancellations	(15,978)	(.1)	—	—	(68,820)	(.3)	—	—
Transfers from the WTM	—	—	—	—	288,197	4.4	—	—
Incentive plan
Expense recognized	—	4.2	—	—	—	6.3	—	—
Ending June 30,	1,127,837	$10.4	—	$—	1,127,837	$10.4	—	$—

If 100% of the outstanding OB performance shares had been vested on June 30, 2007, the total additional compensation cost to be recognized would have been $32.1 million, based on June 30, 2007 accrual factors (common share price and payout assumptions).

The following summarizes OB performance shares outstanding awarded under the OB Incentive Plan at June 30, 2007 for each performance cycle:

	Target OB
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	122,859	$3.4
2006 - 2008	161,216	3.7
2007 - 2009	872,681	3.4
Sub-total	1,156,756	10.5
Assumed forfeitures	(28,919)	(.1)
Total at June 30, 2007	1,127,837	$10.4

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The Non-Qualified Options have a $30.00 strike price and vest in equal installments on each of the third, fourth and fifth anniversaries of the date of issuance and have a 5 1/2 year term.  For the three and six months ended June 30, 2007, OneBeacon Ltd. recognized $.3 million and $.6 million of expense associated with its Non-Qualified Options.

NOTE 16. Subsequent Events

Settlement of pension liability

OneBeacon sponsors a qualified, non-contributory, defined benefit pension plan (the “Plan”).  The Plan participants include retirees, terminated vested employees and substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon.  The Plan was curtailed in the fourth quarter of 2002.

On July 11, 2007, OneBeacon settled approximately 80% of Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company (“Hartford Life”).  Hartford Life will act as the lead administrator.  In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, OneBeacon will recognize this partial settlement in the third quarter of 2007.  Additionally, the remaining Plan liabilities, which are primarily attributable to Plan participants who remain actively employed by OneBeacon, will be re-measured during the third quarter of 2007.

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

The following discussion also includes four non-GAAP financial measures, adjusted comprehensive net income, fully diluted tangible book value per share, tangible capital and OneBeacon’s adjusted book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 39). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Overview

White Mountains ended the second quarter of 2007 with a fully diluted tangible book value per share of $422, an increase of 2.2% for the quarter, 4.9% for the year to date and 21.0% for the past twelve months, including dividends. White Mountains’ adjusted comprehensive net income was $90 million for the second quarter of 2007 compared to $50 million in the second quarter of 2006, and $193 million for the first six months of 2007 compared to $166 million for the first six months of 2006.

OneBeacon reported a combined ratio of 97% in both the second quarter and the first six months of 2007 compared to a 94% and 96% in the second quarter and first six months of 2006. White Mountains Re reported a combined ratio of 90% and 95% in the second quarter and first six months of 2007 compared to 141% and 116% in the second quarter and first six months of 2006.  Esurance reported a combined ratio of 113% and 112% in the second quarter and first six months of 2007 compared to 106% and 108% in the second quarter and first six months of 2006, while increasing its written premiums 42% and 45% over the second quarter and first six months of 2006. White Mountains’ GAAP pre-tax total return on invested assets was 1.6% and 3.5% for the second quarter and first six months of 2007 compared to 1.6% and 2.8% for the second quarter and first six months of 2006.

Fully Diluted Tangible Book Value Per Share

The following table presents the Company’s fully diluted tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	June 30,		March 31,		Dec. 31,		June 30,
	2007		2007		2006		2006
Book value per share numerators (in millions):
Common shareholders’ equity	$4,575.3		$4,542.9		$4,455.3		$3,864.3
Benefits to be received from share obligations under employee benefit plans	2.3		4.1		4.7		5.1
Remaining accretion of subsidiary preferred stock to face value	(29.3	) (1)	(35.5	) (1)	(41.8	) (1)	(72.7)
Book value per share numerator	4,548.3		4,511.5		4,418.2		3,796.7
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	38.5		(1.8)		4.1		69.0
Goodwill	(28.4)		(29.2)		(32.5)		(25.2)
Fully diluted tangible book value per share numerator	$4,558.4		$4,480.5		$4,389.8		$3,840.5

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,842.6		10,833.8		10,782.8		10,780.1
Unearned restricted shares	(50.6)		(52.7)		—		—
Share obligations under employee benefit plans	14.4		25.3		29.5		33.4
Fully diluted tangible book value per share denominator	10,806.4		10,806.4		10,812.3		10,813.5

Book value per share	$420.90		$417.47		$408.62		$351.11
Fully diluted tangible book value per share	$421.83		$414.61		$406.00		$355.16

(1) Remaining adjustment of subsidiary preferred stock to face value, which is representative of White Mountains’ ownership interest in OneBeacon Ltd. of 71.7%, 71.8% and 72.4% as of June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006

Gross written premiums	$1,045.6	$1,093.6	$2,247.6	$2,322.5
Net written premiums	$949.9	$984.7	$2,001.4	$2,028.7

Revenues
Earned insurance and reinsurance premiums	$960.7	$953.5	$1,898.7	$1,854.5
Net investment income	126.7	104.4	244.7	202.9
Net realized investment gains	89.1	106.5	163.0	135.0
Other revenue	34.1	36.5	70.3	66.3
Total revenues	1,210.6	1,200.9	2,376.7	2,258.7
Expenses
Losses and LAE	592.1	763.8	1,205.4	1,327.8
Insurance and reinsurance acquisition expenses	203.6	187.7	396.2	373.3
Other underwriting expenses	136.2	122.8	273.9	238.7
General and administrative expenses	62.4	22.3	115.3	66.9
Accretion of fair value adjustment to loss and LAE reserves	5.5	6.4	10.6	11.6
Interest expense - debt	18.3	11.9	35.1	23.6
Interest expense - dividends and accretion on preferred stock	16.3	14.4	32.1	28.4
Total expenses	1,034.4	1,129.3	2,068.6	2,070.3
Pre-tax income	$176.2	$71.6	$308.1	$188.4
Income tax benefit (provision)	(55.8)	29.3	(87.0)	2.4
Equity in earnings of unconsolidated affiliates	8.6	14.8	19.1	23.8
Minority interest	(26.4)	.1	(45.4)	(2.8)
Net income	$102.6	$115.8	$194.8	$211.8
Other comprehensive loss	(52.8)	(102.6)	(35.9)	(138.7)
Comprehensive net income	$49.8	$13.2	$158.9	$73.1
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	40.3	36.4	34.4	93.2
Adjusted comprehensive net income	$90.1	$49.6	$193.3	$166.3

Consolidated Results –Three and Six Months Ended June 30, 2007 versus Three and Six Months Ended June 30, 2006

White Mountains’ total revenues increased by 1% to $1,211 million and 5% to $2,377 million in the second quarter and first six months of 2007, respectively, compared to the second quarter and first six months of 2006.  Earned premiums were relatively flat for the 2007 periods as compared to 2006, as increases at Esurance for the second quarter and first six months of 2007 were substantially offset by decreases at OneBeacon and White Mountains Re for both periods.  Net investment income increased 21% in both the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006. Net realized gains decreased by 16% to $89 million in the second quarter and increased by 21% to $245 million in the first six months of 2007 compared to the second quarter and first six months of 2006.  See “Summary of Investment Results” below for a discussion of net investment income and net realized gains. Other revenues decreased by 6% to $34 million in the second quarter of 2007 and increased by 6% to $70 million in the first six months of 2007. Other revenues included $25 million and $46 million for the second quarter and first six months of 2007 related to the consolidation of certain limited partnership investments compared to $17 million and $31 million in the 2006 periods. Other revenues in both 2006 periods included a gain of $8 million from the settlement of a lawsuit in which White Mountains was a plaintiff.

White Mountains’ total expenses decreased by 8% to $1,034 million in the second quarter and were relatively flat at $2,069 million for the first six months of 2007 compared to the second quarter and first six months of 2006. Loss and LAE decreased by 23% and 9% in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 as White Mountains experienced $195 million and $205 million of net unfavorable development on prior accident year loss reserves during the three and six months ended June 30, 2006, which was primarily related to adverse development on loss and LAE reserves for hurricanes Katrina, Rita and Wilma. General and administrative expenses increased by 180% and 72% in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, due to higher compensation expenses and higher expenses related to the consolidation of certain limited partnership investments, which correspond with the increase in other revenues described above.

The income tax provision related to pre-tax income for the second quarter and first six months of 2007 represented an effective tax rate of 32% and 28%, which was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.   Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

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

White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 11 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006

Gross written premiums	$545.9	$542.9	$1,040.2	$1,043.5
Net written premiums	$484.8	$515.5	$925.1	$989.9

Earned insurance and reinsurance premiums	$465.0	$485.3	$933.9	$965.5
Net investment income	54.6	50.9	105.2	96.0
Net realized investment gains	57.1	38.9	112.0	66.0
Other revenue	2.4	6.3	5.5	11.8
Total revenues	579.1	581.4	1,156.6	1,139.3
Losses and LAE	283.1	295.6	571.3	599.3
Insurance and reinsurance acquisition expenses	78.3	74.5	156.6	160.8
Other underwriting expenses	89.6	86.0	180.5	169.9
General and administrative expenses	2.7	2.3	5.1	6.7
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.7	8.0	11.5
Interest expense on debt	11.3	11.4	22.7	22.8
Interest expense - dividends and accretion of preferred stock	16.3	14.4	32.1	28.4
Total expenses	485.3	489.9	976.3	999.4
Pre-tax income	$93.8	$91.5	$180.3	$139.9

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	June 30,	March 31,	Dec. 31,
(millions, except per share amounts)	2007	2007	2006
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,861.3	$1,825.7	$1,777.2
Remaining accretion of subsidiary preferred stock to face value	(40.8)	(49.5)	(57.7)
Adjusted OneBeacon common shareholders’ equity	1,820.5	1,776.2	1,719.5
OneBeacon Ltd. common shares outstanding (1)	100.0	100.0	100.0
OneBeacon book value per common share	$18.61	$18.26	$17.77
OneBeacon adjusted book value per common share	$18.21	$17.76	$17.20
Growth in adjusted book value per common share, including dividends, in the quarter	3.7%
Growth in adjusted book value per common share, including dividends, year to date	8.3%

(1)   OneBeacon Ltd. has paid quarterly dividends of $.21 per common share beginning in March 2007.

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	57%	32%	89%	$110.8	$108.2
Commercial	57	37	94	193.6	176.4
Personal (1)	63	36	99	180.4	180.5
Total (2)	61%	36%	97%	$484.8	$465.0

	Three Months Ended June 30, 2006
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	58%	31%	89%	$105.6	$108.0
Commercial	58	38	96	195.7	171.0
Personal (1)	61	29	90	217.4	209.7
Total (2)	61%	33%	94%	$515.4	$485.3

	Six Months Ended June 30, 2007
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	57%	32%	89%	$207.6	$215.2
Commercial	56	37	93	364.2	348.3
Personal (1)	64	37	101	353.2	370.3
Total (2)	61%	36%	97%	$925.1	$933.9

	Six Months Ended June 30, 2006
	GAAP Ratios			Net Premiums
	Loss	Expense	Combined	Written	Earned
Specialty	56%	31%	87%	$207.6	$210.0
Commercial	59	38	97	362.5	336.3
Personal (1)	64	31	95	419.8	419.2
Total (2)	62%	34%	96%	$989.9	$965.5

(1)   Includes results of consolidated reciprocals.

(2)   Includes results from runoff operations and eliminations between underwriting units.

OneBeacon Results - Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

OneBeacon ended the second quarter of 2007 with an adjusted book value per share of $18.21 reflecting a 3.7% increase for the second quarter 2007, including dividends. OneBeacon’s pre-tax income for the second quarter of 2007 was $94 million compared to $92 million for the second quarter of 2006 and its GAAP combined ratio was 97% for the second quarter 2007 compared to 94% for the second quarter of 2006.

Specialty lines. Net written premiums for specialty lines increased by 5% to $111 million in the second quarter of 2007 as compared to $106 million in the second quarter of 2006. Excluding the Agri business, the renewal rights of which were sold in the third quarter of 2006, net written premiums increased by 34% compared to the second quarter of 2006. This increase was driven by $15 million in net written premium in Accident and Health (“A&H”) business, which commenced operations in 2007, a $7 million increase in net written premium at OneBeacon Professional Partners (“OBPP”) and a $6 million increase in net written premium at International Marine Underwriters (“IMU”).

The specialty lines combined ratio was 89% for both the second quarter of 2007 and 2006. The loss and LAE ratio decreased 1 point in the second quarter of 2007 to 57% compared with 58% in the prior year period. The loss and LAE ratio in the second quarter of 2007 included 5 points of favorable development on prior accident year losses compared to 1 point in the second quarter of 2006. This favorable impact was partially offset by a 5 point increase in current accident year losses in the second quarter of 2007 compared to the second quarter of 2006, primarily due to an unfavorable change in current accident year losses at IMU, which had extraordinarily low case incurred loss activity in the second quarter of 2006 versus a normal flow of case incurred losses in the second quarter of 2007. The expense ratio for the second quarter of 2007 increased 1 point to 32% compared to 31% in the prior year period primarily due to costs associated with starting two new business in specialty lines, A&H and Government Risk Solutions.

Commercial lines. Net written premiums for commercial lines decreased by 1% to $194 million in the second quarter of 2007 compared to $196 million in the second quarter of 2006.  This decrease was due to an $11 million decrease in net written premiums in the middle market division compared to the prior year period, reflecting the more competitive marketplace, as well as lower premiums at OneBeacon Specialty Property (“OBSP”).  Partially offsetting this decrease was a $9 million increase in net written premiums to $36 million in the small business division principally driven by our small business package products due to the expansion into four new states (Missouri, Minnesota, Texas and Nevada).

The commercial lines combined ratio for the second quarter of 2007 was 94% compared to 96% in the second quarter of 2006 due primarily to a decreased loss and LAE ratio, as well as a slight decrease in the expense ratio. The loss and LAE ratio decreased to 57% from 58% in the second quarter of 2006, primarily due to the impact of adverse development on prior accident year catastrophe losses in the second quarter of 2006.  The second quarter of 2006 included 7 points of prior accident year development on catastrophe losses, of which 6 points related to hurricane Katrina at OBSP.  The second quarter of 2007 included 1 point in adverse development on prior accident year catastrophe losses.  Partially offsetting these decreases were higher current accident year non-catastrophe losses in the second quarter of 2007 compared with the prior year period.  The expense ratio decreased to 37% from 38% in the second quarter of 2006 primarily due to 2 points of lower policy acquisition expenses as a result of an increased deferral rate of commercial lines policy acquisition costs due to the expansion into new states. The second quarter of 2006 included the benefit of 2 points related to the favorable settlement of a state franchise tax audit.

Personal lines. Net written premiums for personal lines decreased by 17% to $180 million in the second quarter of 2007 compared to $217 million in the second quarter of 2006. The decrease was principally attributable to reduced writings at AutoOne due to continued significant decreases in New York’s assigned risk pool and increased market competition in the voluntary market. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $150 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. OneBeacon expects a reduction in AutoOne’s premium volume corresponding to these trends.  In traditional personal lines, net written premiums decreased 5%, primarily due to an increasingly competitive auto market, state-mandated rate decreases in Massachusetts and higher reinsurance costs.

The personal lines combined ratio for the second quarter of 2007 was 99% compared to 90% for the second quarter of 2006. The increase in the combined ratio was due to increases in the both the loss and LAE and expense ratios. The loss and LAE ratio increased to 63% compared to 61% for the second quarter of 2006, mainly due to higher than average large loss activity and higher catastrophes in the second quarter of 2007.  The second quarter of 2007 included 3 points of current accident year catastrophe losses compared with less than 1 point of catastrophe losses in the second quarter of 2006. The expense ratio increased to 36%, from 29% in the second quarter of 2006.  The 2006 period included the benefit of 2 points from a reduction of contingent commission accruals and 2 points related to the favorable settlement of a state franchise tax audit.  The second quarter of 2007 included the adverse effect of spreading certain fixed costs over a lower premium base.

OneBeacon Results - Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

At June 30, 2007, OneBeacon’s adjusted book value per share was $18.21 reflecting growth of 8.3% for the first six months of 2007, including dividends.  OneBeacon’s pre-tax income for the first six months of 2007 was $180 million compared to $140 million for the second quarter of 2006 and its GAAP combined ratio was 97% for the second quarter 2007 compared to 96% for the second quarter of 2006.

Specialty lines. Net written premiums for specialty lines were $208 million for both the first six months of 2007 and 2006.  Excluding the Agri business, the renewal rights of which were sold in the third quarter of 2006, net written premiums increased by 27%. This increase was primarily due to a $17 million increase in specialty liability products at OneBeacon Professional Partners to $104 million, principally driven by providers excess, long-term care, lawyers professional liability and hospital professional liability products, $15 million in A&H business, which commenced operations in 2007, and an $11 million increase to $85 million at IMU, driven by hull and yacht business.

The specialty lines combined ratio for the first six months of 2007 was 89% compared to 87% for the first six months of 2006. The loss and LAE ratio increased 1 point in the first six months of 2007 to 57% compared with 56% in the prior year period mainly due to 2 points of large current accident year losses in the Agri run-off business, partially offset by 6 points of favorable development on prior accident year losses.  The first six months of 2006 included 3 points of favorable development on prior accident years.  The additional unfavorable change in the loss ratio in 2007 is related to the mix shift in OneBeacon’s portfolio as the Agri business runs off.  OneBeacon’s other specialty lines businesses typically have a higher loss ratio, but lower expense ratio than the Agri book.

Commercial lines. Net written premiums for commercial lines was relatively flat at $364 million in the first six months of 2007 compared to $363 million in the first six months of 2006.  A $19 million increase to $70 million in the small business division principally driven by our small business package products was partially offset by a $17 million decrease in the middle market division to $294 million, reflecting the more competitive market place, as well as lower premiums at OBSP.

The commercial lines combined ratio for the first six months of 2007 decreased to 93%, from 97% in the first six months of 2006, due to decreases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio decreased to 56% from 59% in the first six months of 2006, primarily due to more favorable development on prior accident year losses in the first six months of 2007, partially offset by a 4 point increase in the current accident year loss ratio.  The first six months of 2007 included 3 points of net favorable development on prior accident year losses, while the first six months of 2006 included 4 points of net adverse development on prior accident year losses, driven by adverse development on hurricane Katrina losses at OBSP. The expense ratio decreased to 37% from 38% in the first six months of 2006 primarily due to 2 points of lower policy acquisition expenses as described above.

Personal lines. Net written premiums for personal lines decreased by 16% to $353 million in the first six months of 2007 compared to $420 million in the first six months of 2006. The decrease was principally attributable to reduced writings at AutoOne due to continued significant decreases in New York’s assigned risk pool and increased competition in the voluntary market, as described above. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.  In traditional personal lines, net written premium decreased 4% due to an increasingly competitive auto market, state-mandated rate decreases in Massachusetts and higher reinsurance costs.

The personal lines combined ratio for the first six months of 2007 was 101% compared to 95% for the first six months of 2006. The increase in the combined ratio was due to an increase in the expense ratio to 37% from 31% in the first six months of 2006. The 2006 period included the benefit of 1 point from a reduction of contingent commission accruals and 1 point related to the favorable settlement of a state franchise tax audit.  The first six months of 2007 included the adverse effect of spreading certain fixed costs over a lower premium base.  The loss and LAE ratio was relatively flat at 64% for the first six months of 2007.  The first six months of 2007 included 1 point of favorable development on prior accident years, while the first six months of 2006 included 2 points of adverse development on prior accident years.  Offsetting this decrease was higher than average large loss activity in the first six months of 2007, as well as 1 point of higher catastrophe losses as compared to the first six months of 2006.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Gross written premiums	$312.9	$419.2	$811.8	$1,005.6
Net written premiums	$279.4	$338.5	$683.0	$767.2

Earned insurance and reinsurance premiums	$306.8	$342.4	$605.1	$658.0
Net investment income	53.0	43.4	101.1	84.5
Net realized investment gains	22.2	38.7	42.1	41.2
Other revenue	(1.9)	2.5	(5.5)	6.9
Total revenues	380.1	427.0	742.8	790.6
Losses and LAE	172.8	377.6	367.4	564.2
Insurance and reinsurance acquisition expenses	75.0	80.9	144.6	151.2
Other underwriting expenses	29.9	25.1	61.2	45.5
General and administrative expenses	9.6	4.9	16.2	7.1
Accretion of fair value adjustment to losses and LAE reserves	1.5	.7	2.6	.1
Interest expense on debt	6.8	.4	8.0	.8
Total expenses	295.6	489.6	600.0	768.9
Pre-tax income (loss)	$84.5	$(62.6)	$142.8	$21.7
GAAP ratios:
Losses and LAE	56%	110%	61%	86%
Expense	34%	31%	34%	30%
Total Combined	90%	141%	95%	116%

White Mountains Re Results - Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

White Mountains Re’s pre-tax income in the second quarter of 2007 was $85 million and its combined ratio was 90% compared to a pre-tax loss of $63 million and a combined ratio of 141% for the second quarter of 2006.  The combined ratio for the second quarter of 2007 included $12 million, or 4 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from the floods that occurred in the United Kingdom.  These pre-tax catastrophe losses were more than offset by $18 million of favorable development mainly from the recent underwriting years on property lines that were not impacted by the catastrophes.  The combined ratio for the second quarter of 2006 included net adverse development of $179 million, or 52 points, which consisted of $50 million in adverse development on hurricanes Katrina, Rita and Wilma and a charge of $137 million arising from the Olympus reimbursement (described below), primarily offset by favorable development of $8 million from prior underwriting years.

In the second quarter of 2007, gross written premiums decreased by 25% to $313 million and net written premiums decreased by 17% to $279 million compared to the second quarter of 2006. Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, gross written premiums decreased by $74 million, or 18%, and net written premiums decreased by $43 million, or 13%, mainly due to a reduction in property and accident and health business.  The decrease in property business was due to changing pricing, terms, and conditions, which no longer meet White Mountains Re’s underwriting guidelines and increased ceding company retentions. The decrease in accident and health business is primarily due to the effects of a refinement in Sirius’ written premium estimation methodology relating to their direct business, which was instituted during the second quarter of 2006.  This refinement did not have a significant impact on White Mountains Re’s results.

Net investment income in the second quarter of 2007 increased by 22% to $53 million over the prior period mainly due to an increase in invested assets from the transfer of White Mountains Re’s investment in Symetra to White Mountains for cash in December 2006 and capital contributions from White Mountains in June 2006, as well as higher investment yields. Net realized gains in the second quarter of 2007 decreased by 42% to $22 million from the second quarter of 2006, which included a realized gain on the redemption of a private equity investment, $11 million of which was recorded in this segment.

Other revenues decreased by $4 million from the second quarter of 2006 to 2007.  The decrease was primarily due to $3 million in realized foreign exchange losses in the second quarter of 2007.

In May 2007, WMRe Group issued $250 million non-cumulative perpetual preference shares and received $246 million of proceeds, net of $4 million of issuance costs and commissions. Holders of the Preference Shares receive dividends on a non-cumulative basis only when, as and if declared by White Mountains Re at a fixed dividend rate of 7.506% for the period from issuance until June 30, 2017 and a variable dividend rate thereafter.  The Preference Shares are redeemable only at the option of White Mountains Re.

White Mountains Re’s interest expense increased by $6 million in the second quarter of 2007, mainly due to interest on the Senior Notes that White Mountains Re issued during the first quarter 2007.

Olympus reimbursement. In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.  This was mostly on Folksamerica Re’s off-shore energy and marine exposures attributable to retrocessional arrangements and business interruption coverage. As a result, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on offshore energy and marine exposures for hurricanes Katrina and Rita at full contract limits.  Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus, $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 was ceded to Olympus.  However, FHC entered into an indemnity agreement with Olympus, under which it agreed to reimburse Olympus for up to $137 million of these losses, which were recorded as loss and LAE during the second quarter of 2006.

White Mountains Re Results - Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

White Mountains Re’s pre-tax income in the first six months of 2007 was $143 million and its combined ratio was 95% compared to pre-tax income of $22 million and a combined ratio of 116% for the first six months of 2006.  The combined ratio for first six months of 2007 included $60 million, or 10 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from European windstorms Kyrill and Hanno in the first quarter of 2007 and from the floods that impacted the United Kingdom during second quarter 2007. These catastrophes were partially offset by $26 million of net favorable development from prior underwriting years on property lines. The combined ratio for the first six months of 2006 included net adverse development of $197 million, or 30 points, which consisted of $86 million in adverse development on hurricanes Katrina, Rita and Wilma and a charge of $137 million arising from the Olympus reimbursement, offset by favorable development of $26 million from prior underwriting years. The favorable development was mainly from the continued positive run-off of the 2005 underwriting year on property lines. White Mountains Re also reduced its unallocated loss adjustment expense reserve by approximately $7 million during the first quarter of 2006 as a result of an evaluation of the remaining run-off contracts at Scandinavian Re, which reduced the combined ratio for the first six months of 2006 by one point.

For the first six months of 2007, gross written premiums decreased by 19% to $812 million and net written premiums decreased by 11% to $683 million compared to the first six months of 2006.  Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, gross written premiums decreased by $121 million, or 13%, and net written premiums decreased by $51 million, or 7%, due mainly to reductions in property, casualty and accident and health lines of business.  The decrease in property and casualty business was due to changing pricing, terms, and conditions, which no longer meet White Mountains Re’s underwriting guidelines and increased ceding company retentions. The decrease in accident and health business is primarily due to the effects of a refinement in Sirius’ written premium estimation methodology relating to their direct business, which was instituted during the second quarter of 2006. This refinement did not have a significant impact on White Mountains Re’s results.  These decreases in net written premium were partially offset by the non-renewal in 2007 of a series of ceded property Second Event Industry Loss Warranty Covers that White Mountains Re had purchased during the first quarter 2006.  White Mountains Re ceded approximately $20 million in premiums related to the Second Event Industry Loss Warranty Covers in the first quarter 2006.

Net investment income in the in the first six months of 2007 increased by 20% to $101 million compared to the prior period mainly due to the same factors that contributed to the three month increase described above.

Other revenues decreased by $12 million from the first six months of 2006 to the first six months of 2007, primarily due to lower fee income on reinsurance placements referred to Olympus and Helicon and $9 million in realized foreign exchange losses for the first six months of 2007.  White Mountains Re recognized fee income of $7 million from Olympus and Helicon for the first six months of 2007, $3 million of which was recorded as other revenues compared to $13 million of fee income from Olympus and Helicon for the first six months of 2006, $5 million of which was recorded as other revenues. The decrease in fee income was primarily due to a decline in the amounts ceded under this arrangement.

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

For the six months ended, June 30, 2007, White Mountains Re’s interest expense increased by $7 million, primarily due to the interest on the WMRe Senior Notes.

Esurance

Financial results and GAAP ratios for Esurance for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Gross written premiums	$186.8	$131.6	$395.6	$273.5
Net written premiums	$185.7	$130.7	$393.4	$271.6

Earned insurance and reinsurance premiums	$188.9	$125.8	$359.7	$231.0
Net investment income	7.4	4.8	13.6	8.4
Net realized gains on investments	1.5	2.6	2.5	3.5
Other revenue	3.1	1.8	6.1	3.9
Total revenues	200.9	135.0	381.9	246.8
Losses and LAE	147.1	89.9	277.4	165.1
Insurance and reinsurance acquisition expenses	50.3	32.3	95.0	61.3
Other underwriting expenses	15.9	11.3	30.6	22.4
General and administrative expenses	.1	—	.2	—
Total expenses	213.4	133.5	403.2	248.8
Pre-tax income (loss)	$(12.5)	$1.5	$(21.3)	$(2.0)
GAAP ratios:
Losses and LAE	78%	71%	77%	72%
Expense	35%	35%	35%	36%
Total Combined	113%	106%	112%	108%

Esurance reported a pre-tax loss of $13 million for the second quarter of 2007 compared with pre-tax income of $2 million for the second quarter of 2006.  Esurance’s pre-tax loss for the first six months of 2007 was $21 million compared to a pre-tax loss of $2 million for the first six months of 2006.  Esurance’s combined ratio of 113% and 112% for the three and six months ended June 30, 2007 was seven and four points higher, respectively, than the comparable periods in the prior year.

Esurance’s loss and LAE ratio increased to 78% and 77% for the second quarter and first six months of 2007, up from 71% and 72% for the comparable periods in 2006.  Unfavorable loss and LAE reserve development added 4 points and 2 points to the loss ratios for the second quarter and first six months of 2007, respectively, as reserves were increased for bodily injury claims from prior accident years.  The expense ratio was consistent at 35% for both the quarter and first six months of 2007 compared to 35% and 36% for the comparable prior year periods.  The 1 point improvement in the first half of 2007 compared to the first six months of 2006 was due to a decrease in the other underwriting expense ratio.

Esurance’s net written premiums increased by 42% and 45% for the second quarter and first six months of 2007, to $186 million and $393 million, respectively compared to the prior year periods.  As of June 30, 2007, Esurance’s in-force policy count was 456,786, a 51% increase over June 30, 2006.  The rate of growth in premium and policies has slowed compared to 2006, due to a more competitive environment.  Many of Esurance’s competitors have reduced premium rates and continued to aggressively spend on advertising.

With the addition of Alabama, Kentucky, and Louisiana during the second quarter of 2007, Esurance now writes business in 28 states.  These states comprise 85% of total written premiums for personal automobile insurance in the U.S. For the quarter ended June 30, 2007, Esurance’s largest states were California (22% of direct premium written), Florida (16%), New York (7%), Texas (6%) and Michigan (5%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Capital, LP and Tuckerman Capital II, LP funds, the International American Group and White Mountains’ investments in Symetra, Delos and Montpelier Re (until its disposition in May 2007).

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2007 and 2006 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006

Gross written premiums	$—	$—	$—	$—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	11.7	5.3	24.8	14.0
Net realized investment gains	8.3	26.3	6.4	24.3
Other revenue	30.5	25.9	64.2	43.7
Total revenues	50.5	57.5	95.4	82.0
Losses and LAE	(10.9)	.7	(10.7)	(.8)
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	.8	.4	1.6	.9
General and administrative expenses	50.0	15.1	93.8	53.1
Accretion of fair value adjustment to losses and LAE reserves	—	—	—	—
Interest expense - debt	.2	.1	4.4	—
Interest expense - dividends and accretion on preferred stock	—	—	—	—
Total expenses	40.1	16.3	89.1	53.2
Pre-tax income	$10.4	$41.2	$6.3	$28.8

White Mountains’ Other Operations pre-tax income was $10 million and $6 million for the second quarter and first six months of 2007 compared to $41 million and $29 million for the second quarter and first six months of 2006. The decrease in pre-tax income for both periods is primarily due to the realization in the second quarter of 2006 of a $21 million gain from the redemption of a private equity investment, offset somewhat by higher investment income in 2007, primarily due to a higher invested asset base. The Other Operations segment experienced $11 million of favorable development during the second quarter of 2007, primarily due to the settlement of a large claim at BICC.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of June 30, 2007 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years at June 30, 2007 including short-term investments, to achieve an adequate after-tax total return.

White Mountains’ equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using bottom-up, value discipline.  Preservation of capital is of the utmost importance.

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and six months ended June 30, 2007 and 2006 follows:

Pre-tax investment results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2007	2006	2007	2006
Net investment income	$126.7	$104.4	$244.7	$202.9
Net realized investment gains	89.1	106.5	163.0	135.0
Net unrealized investment gains (losses)	(36.9)	(56.4)	(17.6)	(72.7)
Total GAAP pre-tax investment gains	$178.9	$154.5	$390.1	$265.2

Gross investment returns versus benchmarks

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Fixed maturity investments	0.6%	1.4%	2.1%	1.9%
Short-term investments	1.4%	1.1%	2.6%	2.4%
Total fixed maturities	0.7%	1.3%	2.2%	1.9%
Lehman U.S. Aggregate Index	(0.5)%	(0.1)%	1.0%	(0.7)%
Common stock	4.5%	1.9%	8.8%	7.7%
Other investments	10.2%	5.8%	16.0%	6.1%
Total equities	6.1%	3.1%	11.0%	7.1%
S&P 500 Index (total return)	6.3%	(1.4)%	7.0%	2.7%
Total consolidated portfolio	1.6%	1.6%	3.5%	2.8%

White Mountains’ total return on invested assets for the second quarter and the first six months of 2007 was 1.6% and 3.5% compared to 1.6% and 2.8% in the prior year periods. The fixed maturity portfolio performed well versus its benchmarks in the second quarter of 2007, as its short duration, avoidance of the sub-prime mortgage market, and superior security selection contributed to positive bond returns in the rising interest rate and increasing risk premium environment.

Net investment income of $127 million and $245 million in the second quarter and first six months of 2007 increased from $104 million and $203 million in the second quarter and first six months of 2006, principally due to a higher average invested asset base in 2007.  Net realized investment gains of $89 million during the second quarter of 2007 decreased by 17% from $107 million in the second quarter of 2006, primarily due to a $32 million realized gain in the second quarter of 2006 from the redemption of White Mountains’ investment in a private equity security. Net realized investment gains in the first six months of 2007 increased to $163 million from $135 million in the first six months of 2006, principally due to the sale of convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter of 2007, principally energy and natural resources.  Net unrealized losses on investments of $37 million and $18 million in the second quarter and first six months of 2007 improved from net unrealized losses of $56 million and $73 million in the 2006 periods, as the unfavorable effect of a greater interest rate increase in 2007 than in 2006 was partially mitigated by favorable unrealized foreign currency gains.

On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and 7,172,376 warrants, for total proceeds of $65 million.

Impairment

See Note 5 - Investments of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

This report includes four non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income.  In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not.  Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products.  In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products.  As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise.  Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years).  For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market.  If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders.  GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business.  Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance.  In addition, this measure is typically the predominant component of growth in fully diluted tangible book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans.  The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 29.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. This adjustment was not made to fully diluted tangible book value per share for periods prior to December 31, 2006 as the impact was not significant. The reconciliation of fully diluted tangible book value per share to book value per share is included on page 28.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 42.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure.  Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 31.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are payments on its debt obligations, dividend payments on the Company’s common shares, minority interest holders of OneBeacon Ltd.’s common shares and to holders of the Preference Shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

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

As of December 31, 2006, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds.  During the first six months of 2007, OneBeacon paid $140 million of dividends to Fund American. During the first six months of 2007 OneBeacon Ltd. paid $42 million of dividends to its common shareholders, $30 million of which was paid to an intermediate holding company of White Mountains.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus.  Based upon December 31, 2006 statutory surplus of $1,153 million, Folksamerica Re would have the ability to pay approximately $115 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of June 30, 2007, Folksamerica Re had $35 million of earned surplus and did not pay any dividends during the first six months of 2007.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International had allocated the majority of its earnings to the Safety Reserve (see Safety Reserve below).

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent company to minimize taxes.  During the first quarter of 2007, Sirius International transferred approximately $35 million of its 2006 pre-tax income to its Swedish parent company as a group contribution.

WMRUS has the ability to distribute its 2007 earnings without restriction. WMRUS did not pay any dividends to its parent during the first six months of 2007.

White Mountains Re paid $392 million of cash dividends from the net proceeds of the WMRe Senior Notes and distributed its $54 million investment in Symetra warrants to its immediate parent during the first quarter 2007.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  As a result, based on December 31, 2006 statutory net income, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $4 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, Esurance’s top tier regulated insurance operating subsidiary had $21 million of unassigned funds. Esurance did not pay any dividends during the first six months of 2007.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at June 30, 2007.  Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years.  As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations.  Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($351 million at June 30, 2007) is included in solvency capital.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2007 and December 31, 2006:

	June 30,		December 31,
($ in millions)	2007		2006
Total investments	$11,495.7		$11,332.7
Investments held in trust	(312.0)		(338.9)
Cash	172.9		159.0
Investment in unconsolidated affiliates	381.0		335.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	38.5		4.1
Accounts receivable on unsettled investment sales	24.3		8.5
Accounts payable on unsettled investment purchases	(32.0)		(66.8)
Interest-bearing funds held by ceding companies (2)	288.1		268.5
Interest-bearing funds held under reinsurance treaties (3)	(71.2)		(94.5)
Net investment assets	$11,985.3		$11,608.1

Total common shareholders’ equity	$4,575.3		$4,455.3
Minority interest - OneBeacon Ltd.	526.0		490.7
Minority interest - Preference Shares	250.0		—
Debt	1,183.6		1,106.7
Total capital (1)	$6,534.9		$6,052.7
Unamortized goodwill	(28.4)		(32.5)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	38.5		4.1
Total tangible capital	$6,545.0		$6,024.3

Insurance float	$5,440.3		$5,583.8

Insurance float as a multiple of total tangible capital	0.8	x	0.9	x
Net investment assets as a multiple of total tangible capital	1.8	x	1.9	x

Insurance float as a multiple of common shareholders’ equity	1.2	x	1.3	x
Net investment assets as a multiple of common shareholders’ equity	2.6	x	2.6	x

(1)          Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at June 30, 2007 and December 31, 2006 of $259 million and $262 million, and $312 million and $339 million, respectively, of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains’ balance sheet until it is redeemed.

(2)          Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(3)          Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. In previous years, White Mountains has had negative cash flows from operations but has generated significant insurance float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations and positive cash flows from investing as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost insurance float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
($ in millions)	2007	2006
FAC Senior Notes, carrying value	$698.7	$698.7
WMRe Senior Notes, carrying value	398.9	—
WTM Bank Facility	—	320.0
FAC Bank Facility	—	—
Other debt of operating subsidiaries	86.0	88.0
Total debt	1,183.6	1,106.7

Minority interest - OneBeacon Ltd. (1)	526.0	490.7
Minority interest - Preference Shares	250.0	—
Total common shareholders’ equity	4,575.3	4,455.3
Total capital(2)	6,534.9	6,052.7
Unamortized goodwill	(28.4)	(32.5)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	38.5	4.1
Total tangible capital	$6,545.0	$6,024.3

Total debt to total tangible capital	18%	18%
Total debt and Preference Shares to total tangible capital	21%	18%

(1)          The minority interest arising from White Mountains’ ownership in OneBeacon Ltd. has been included in White Mountains’ capitalization table because it supports debt service on the FAC Senior Notes.

(2)          The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference of $259 million and $262 million at June 30, 2007 and December 31, 2006, respectively, was not included in total capital because it was economically defeased in connection with the OneBeacon Offering.

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

In May 2007, WMRe Group issued $250 million non-cumulative perpetual preference shares and received $246 million of proceeds, net of $4 million of issuance costs and commissions. Holders of the Preference Shares receive dividends on a non-cumulative basis only when, as and if declared by WMRe Group at a fixed dividend rate of 7.506% for the period from issuance until June 30, 2017 and a variable dividend rate thereafter.  The Preference Shares are redeemable only at the option of WMRe Group.

In March 2007, WMRe Group issued $400.0 million face value of senior unsecured debt at an issue price of 99.715%, which resulted in net proceeds of $392 million. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.  Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.5% per annum.

During the first quarter of 2007, White Mountains repaid the $320 million that had been outstanding under its revolving credit facility using a portion of the net proceeds from the issuance of the WMRe Senior Notes.  In accordance with the mandatory commitment reduction provision in the credit facility at that time, following the issuance of the WMRe Senior Notes the revolving credit facility commitment was reduced from $500 million to $304 million.

During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants.  As of June 30, 2007, the WTM Bank Facility was undrawn.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the six months ended June 30, 2007 and 2006 follows:

For the six months ended June 30, 2007

Financing and Other Capital Activities

In May 2007, White Mountains Re received net proceeds of $246 million through the issuance of the Preference Shares. White Mountains Re declared and paid a $2 million cash dividend on these shares in June 2007.

In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent.  In addition, White Mountains used a portion of these proceeds to repay its $320 million outstanding balance on the WTM Bank Facility.

During the first six months of 2007, White Mountains declared and paid cash dividends of $43 million to its common shareholders.

During the first six months of 2007, OneBeacon Ltd. declared and paid cash dividends of $42 million to its common shareholders, $30 million of which was received by an intermediate holding company of White Mountains.  On June 30, 2007, OneBeacon repaid $20 million of its mandatorily redeemable preferred stock using funds that were held in trust for the purpose of economically defeasing the preferred stock. OneBeacon also paid $15 million in dividends on its mandatorily redeemable preferred stock during the first six months of 2007 using funds that were held in trust for the purpose of economically defeasing the preferred stock.

Acquisitions and Dispositions

During the first six months of 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon’s employee stock ownership plan for proceeds of $17 million.

Other Liquidity and Capital Resource Activities

During the first six months of 2007, the Company issued a total of 9,750 common shares to its employees through the exercise of Options during the period and received cash proceeds of $2 million in connection with these Option exercises. The Company also repurchased 4,465 common shares from an employee for $3 million in satisfaction of an employee withholding tax liability.

During the first six months of 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 63,300 target performance shares at payout levels ranging from 145% to 186% of target.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2006 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of June 30, 2007, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2007.

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings.

In August 2005, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) asserting breach of contract and negligence claims pursuant to agreements with Liberty Mutual (the “Liberty Agreements”). The contract claim was submitted to arbitration and the Court stayed the remaining claims pending resolution of the arbitration. The hearing commenced in November 2006 and a final determination is expected by the end of 2007.

In January 2006, Liberty Mutual initiated an arbitration proceeding (the “ULAE Arbitration”) against OneBeacon asserting it is owed approximately $68 million in connection with unallocated loss adjustment expenses (“ULAE”), under the Liberty Agreements. OneBeacon believes that Liberty’s calculation of ULAE is inconsistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE. As of June 30, 2007, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment relating to reinsurance arrangements under the Liberty Agreements.  In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration.  In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved.

As of June 30, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2006, the Company’s Board of Directors authorized the repurchase up to 1,000,000 of the Company’s common shares, from time to time, subject to market conditions.  Common shares may be purchased in the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares.  As of June 30, 2007, there were no repurchases of common shares made under this authorization.

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

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

The Company’s 2007 Annual General Meeting of Members (the “2007 Annual Meeting”) was held on May 24, 2007 in Hamilton, Bermuda.  At the 2007 Annual Meeting:

1)              four persons were elected to serve as Class I directors of the Company with a term ending 2010 and one person was elected to serve as Class II director of the Company with a term ending 2008,

2)              four persons were elected to serve as directors of Sirius International,

3)              four persons were elected to serve as directors of Fund American Reinsurance Company, Ltd. (“Fund American Re”) and Scandinavian Re,

4)              four persons were elected to serve as directors of White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”),

5)              four persons were elected to serve as directors of Galileo Weather Risk Management Ltd. (“Galileo”),

6)              four persons were elected to serve as directors of any new non-United States operating subsidiaries,

7)              an amendment to the Company’s Bye-law 77 involving the appointment and removal of the boards of directors of certain designated subsidiaries of the Company was approved,

8)              the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2007 was approved.

As of March 26, 2007, the record date for the 2007 Annual Meeting, a total of 10,833,788 common shares were eligible to vote prior to consideration of the voting cut-back of all holders with 10% or more voting control in accordance with the Company’s Bye-laws. The results of the vote, after taking into consideration the voting cut-back, are presented below.

Proposal 1 - Election of the Company’s Directors

Nominee:	Votes FOR	Votes Withheld

Bruce R. Berkowitz	7,244,603	31,374
Morgan W. Davis	6,269,549	1,006,428
Edith E. Holiday	7,237,189	38,788
Lowndes A. Smith	7,244,421	31,556
Raymond Barrette	6,259,317	1,016,660

Proposal 2 - Election of Directors of Sirius International

Nominee:	Votes FOR	Votes Withheld

Charles B. Chokel	6,565,687	710,290
Allan L. Waters	6,565,687	710,290
Jan A.M. Silverudd	6,565,687	710,290
Goran Thorstensson	6,565,687	710,290

Proposal 3 - Election of Directors of Fund American Re and Scandinavian Re

Nominee:	Votes FOR	Votes Withheld

Charles B. Chokel	6,566,584	709,393
Allan L. Waters	6,566,584	709,393
C. Russell Fletcher	6,566,584	709,393
Goran Thorstensson	6,566,584	709,393

Proposal 4 - Election of Directors of WM Life Re

Nominee:	Votes FOR	Votes Withheld

Dennis P. Beaulieu	6,568,724	707,253
Raymond Barrette	6,568,724	707,253
David T. Foy	6,568,724	707,253
C. Russell Fletcher	6,568,724	707,253

Proposal 5 - Election of Directors of Galileo

Nominee:	Votes FOR	Votes Withheld

David T. Foy	6,569,978	705,999
Robert R. Lusardi	6,569,978	705,999
Dennis P. Beaulieu	6,569,978	705,999
C. Russell Fletcher	6,569,978	705,999

Proposal 6 - Election of Directors of any New Non-United States Operating Subsidiaries

Nominee:	Votes FOR	Votes Withheld

Dennis P. Beaulieu	6,566,573	709,404
Raymond Barrette	6,566,573	709,404
David T. Foy	6,566,573	709,404
C. Russell Fletcher	6,566,573	709,404

Proposal 7 - Ratification of an amendment to the Company’s Bye-laws

Votes FOR	Votes Against	Abstained

7,211,620	35,968	23,389

Proposal 8 - Approval of Appointment of PricewaterhouseCoopers LLP

Votes FOR	Votes Against	Abstained

7,253,668	15,562	6,747

Item 5.       Other Information.

None.

Item 6.        Exhibits.

(a)	Exhibits
10.1 -

Certificate of Designation, setting forth the designations, powers, preferences and rights of the Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007).

10.2 -

$475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and issuing Lender, and the other lenders party hereto.*

	11 -	Statement Re Computation of Per Share Earnings**
	31.1 -	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.*
	31.2 -	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended.*
	32.1 -	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
	32.2 -	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                      Included herein

**               Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: August 2, 2007	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer