Form 10-Q
period 2007-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2007-11-05
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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

Yes ☐     No ☒

As of November 2, 2007, 10,560,272 common shares with a par value of $1.00 per share were outstanding (which includes 54,000 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share and per share amounts)	2007	2006
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $7,291.7 and $7,377.0)	$7,436.7	$7,475.3
Common equity securities, at fair value (cost: $1,232.8 and $972.0)	1,471.3	1,212.6
Short-term investments, at amortized cost (which approximates fair value)	1,614.8	1,344.9
Other investments (cost: $484.5 and $467.1)	549.3	524.8
Convertible fixed maturity investments, at fair value (amortized cost: $529.5 and $435.9)	529.5	436.2
Trust account investments, at amortized cost (fair value $309.5 and $337.9)	308.7	338.9
Total investments	11,910.3	11,332.7
Cash	185.6	159.0
Reinsurance recoverable on unpaid losses	1,789.3	2,134.5
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,792.6	1,881.2
Reinsurance recoverable on paid losses	58.1	159.4
Insurance and reinsurance premiums receivable	971.1	913.6
Securities lending collateral	824.6	649.8
Funds held by ceding companies	352.3	452.8
Investments in unconsolidated affiliates	404.4	335.5
Deferred acquisition costs	358.6	320.3
Deferred tax asset	238.7	276.0
Ceded unearned premiums	129.2	87.9
Accrued investment income	89.1	87.4
Accounts receivable on unsettled investment sales	21.7	8.5
Other assets	593.1	645.1
Total assets	$19,718.7	$19,443.7
Liabilities
Loss and loss adjustment expense reserves	$8,249.3	$8,777.2
Unearned insurance and reinsurance premiums	1,743.2	1,584.9
Debt	1,192.8	1,106.7
Securities lending payable	824.6	649.8
Deferred tax liability	327.2	311.5
Long-term incentive compensation payable	202.5	285.2
Reserves for structured contracts	78.8	147.1
Funds held under reinsurance treaties	99.5	141.6
Ceded reinsurance payable	124.0	138.4
Accounts payable on unsettled investment purchases	85.4	66.8
Other liabilities	901.5	913.7
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	268.5	242.3
Held by others (redemption value $20.0)	—	20.0
Total liabilities	14,097.3	14,385.2
Minority interest - OneBeacon, Ltd.	536.3	490.7
Minority interest - WMRe Group Preference Shares	250.0	—
Minority interest - consolidated limited partnerships	102.5	112.5
Total minority interest	888.8	603.2
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,842,613 and 10,782,753 shares	10.8	10.8
Paid-in surplus	1,723.9	1,716.7
Retained earnings	2,737.3	2,496.0
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	184.3	194.0
Net unrealized foreign currency translation gains	79.1	37.2
Other	(2.8)	.6
Total common shareholders’ equity	4,732.6	4,455.3
Total liabilities, minority interest and common shareholders’ equity	$19,718.7	$19,443.7

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues:
Earned insurance and reinsurance premiums	$936.3	$918.9	$2,835.0	$2,773.4
Net investment income	128.9	108.7	373.6	311.6
Net realized investment gains	29.9	67.8	192.9	202.8
Other revenue	60.3	90.8	130.6	157.1
Total revenues	1,155.4	1,186.2	3,532.1	3,444.9
Expenses:
Loss and loss adjustment expenses	591.9	558.1	1,797.3	1,885.9
Insurance and reinsurance acquisition expenses	183.9	189.3	580.1	562.6
Other underwriting expenses	103.6	122.8	377.5	361.5
General and administrative expenses	43.0	53.1	158.3	120.0
Accretion of fair value adjustment to loss and loss adjustment expense reserves	5.4	6.6	16.0	18.2
Interest expense on debt	19.8	12.9	54.9	36.5
Interest expense - dividends on preferred stock subject to mandatory redemption	7.1	7.6	22.2	22.7
Interest expense - accretion on preferred stock subject to mandatory redemption	9.2	7.3	26.2	20.6
Total expenses	963.9	957.7	3,032.5	3,028.0
Pre-tax income	191.5	228.5	499.6	416.9
Income tax provision	(64.3)	(69.3)	(151.3)	(66.9)
Income before minority interest and equity in earnings of unconsolidated affiliates	127.2	159.2	348.3	350.0
Minority interest	(24.0)	(2.7)	(69.4)	(5.5)
Equity in earnings of unconsolidated affiliates	8.2	5.6	27.3	29.4
Net income	111.4	162.1	306.2	373.9
Change in net unrealized gains and losses for investments held	43.1	151.8	83.3	55.6
Change in foreign currency translation and other	24.4	1.0	38.5	33.9
Recognition of net unrealized gains and losses for investments sold	(2.8)	(39.2)	(93.0)	(114.6)
Comprehensive net income	$176.1	$275.7	$335.0	$348.8
Basic earnings per share	$10.33	$15.05	$28.40	$34.72
Diluted earnings per share	10.32	15.01	28.35	34.61
Dividends declared and paid per common share	$2.00	$2.00	$6.00	$6.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8	$—

Cumulative effect adjustment - taxes (FIN 48)	.2	—	.2	—	—
Net income	306.2	—	306.2	—	—
Other comprehensive income, after-tax	28.8	—	—	28.8	—
Dividends declared on common shares	(65.1)	—	(65.1)	—	—
Issuances of common shares	1.8	1.8	—	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—	—
Amortization of restricted share and option awards	7.9	7.9	—	—	—

Balances at September 30, 2007	$4,732.6	$1,734.7	$2,737.3	$260.6	$—

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,	Unearned
(Millions)	equity	surplus	earnings	after-tax	compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)

Net income	373.9	—	373.9	—	—
Other comprehensive income, after-tax	(25.1)	—	—	(25.1)	—
Cumulative effect adjustment - hybrid instruments (FAS 155)	—	—	9.2	(9.2)	—
Cumulative effect adjustment - share-based compensation (FAS 123R)	—	(1.9)	—	—	1.9
Dividends declared on common shares	(64.7)	—	(64.7)	—	—
Issuances of common shares	.1	.1	—	—	—
Amortization of restricted share and option awards	1.3	1.3	—	—	—

Balances at September 30, 2006	$4,118.7	$1,726.7	$2,218.2	$173.8	$—

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash flows from operations:
Net income	$306.2	$373.9
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(192.9)	(202.8)
Minority interest	69.4	5.5
Other operating items:
Net change in loss and loss adjustment expense reserves	(572.1)	(833.7)
Net change in reinsurance recoverable on paid and unpaid losses	544.5	519.5
Net change in unearned insurance and reinsurance premiums	136.6	168.2
Net change in funds held by ceding companies	110.1	157.5
Net change in deferred acquisition costs	(34.0)	(50.0)
Net change in ceded unearned premiums	(38.7)	65.1
Net change in funds held under reinsurance treaties	(42.4)	(49.9)
Net change in insurance and reinsurance premiums receivable	(45.1)	16.0
Net change in other assets and liabilities, net	(78.9)	(108.2)
Net cash provided from operations	162.7	61.1
Cash flows from investing activities:
Net change in short-term investments	(267.7)	(472.4)
Sales of fixed maturity investments	3,940.6	3,398.4
Maturities, calls and paydowns of fixed maturity investments	980.2	613.4
Maturities of trust account investments	33.8	—
Sales of common equity securities	365.9	557.7
Sales of other investments	120.6	49.9
Purchases of other investments	(47.1)	(80.6)
Sales of consolidated affiliates, net of cash sold	47.2	121.1
Sale of Agri renewal rights	—	32.0
Purchases of common equity securities	(622.4)	(435.8)
Purchases of fixed maturity investments	(4,823.1)	(3,671.6)
Purchases of unconsolidated affiliates	(51.6)	—
Sale of shares of OneBeacon Ltd.	16.7	—
Net change in unsettled investment purchases and sales	5.5	(72.2)
Net acquisitions of property and equipment	(19.9)	(11.9)
Net cash (used for) provided from investing activities	(321.3)	28.0
Cash flows from financing activities:
Issuance of WMRe Group Preference Shares, net of issuance costs	246.6	—
Issuance of debt	394.4	65.0
Repayment of debt	(322.0)	(50.0)
Redemption of mandatorily redeemable preferred stock	(20.0)	—
Interest rate swap agreements	(2.4)	—
Cash dividends paid to the Company’s common shareholders	(65.1)	(64.7)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(17.8)	—
Cash dividends paid to preferred shareholders	(22.2)	(22.7)
Cash dividends paid on WMRe Group Preference Shares	(1.9)	—
OneBeacon Ltd. common shares repurchased and retired	(5.8)	—
Common shares repurchased	(2.5)	—
Proceeds from option exercises	1.8	.1
Net cash provided from (used for) financing activities	183.1	(72.3)
Effect of exchange rate changes on cash	2.1	5.8
Net increase in cash during the period	26.6	22.6
Cash balances at beginning of period	159.0	187.7
Cash balances at end of period	$185.6	$210.3
Supplemental cash flows information:
Interest paid	$(30.0)	$(23.9)
Net Federal income taxes (paid) received	(81.7)	17.5

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.  Significant transactions among White Mountains’ segments have been eliminated in this report.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).  During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  In connection with the OneBeacon Offering, White Mountains undertook an internal reorganization (the “Reorganization”) and formed OneBeacon Ltd. for the purpose of holding certain of its property and casualty insurance businesses. As a result of the Reorganization, certain of White Mountains’ businesses that had been historically reported as part of its Other Operations segment are now owned by OneBeacon Ltd., and accordingly have been included in the OneBeacon segment for all periods presented in this report.  In addition, certain other businesses of White Mountains that had been historically reported as part of its OneBeacon segment and which were not held by OneBeacon Ltd. following the OneBeacon Offering are included in the Other Operations segment for all periods presented in this report.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, liability, accident & health, aviation and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica Re”, together with its immediate parent, Folksamerica Holding Company (“Folksamerica Holdings”), “Folksamerica”), Sirius International Insurance Corporation (“Sirius International”) and Fund American Reinsurance Company, Ltd. (“FARe”).  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  On August 3, 2006, White Mountains Re sold one of its subsidiaries, Sirius America Insurance Company (“Sirius America”), to an investor group.  As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. (“Delos”), and accounts for Delos on the equity method within its Other Operations segment.

The Esurance segment consists of Esurance Holdings, Inc., and its subsidiaries (collectively, “Esurance”). Esurance sells personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group, which was acquired by White Mountains in 1999, includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off.  The Other Operations segment also includes White Mountains’ investments in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), the consolidated results of the Tuckerman Capital, LP and Tuckerman Capital II, LP funds (“Tuckerman Funds”), common and preferred shares of Delos and warrants to purchase common shares of Montpelier Re Holdings, Ltd. (“Montpelier Re”), which White Mountains sold back to Montpelier Re on May 1, 2007.

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

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of the minority interest portion.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at September 30, 2007 and December 31, 2006 was 28.1% and 27.6%.

White Mountains began to present minority interest subsequent to the OneBeacon Offering.  The portion of income attributable to minority interest in certain limited partnership investments has been reclassified to conform with the presentation of the minority interest in OneBeacon Ltd.

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

At January 1, 2007, White Mountains had $70.6 million of unrecognized tax benefits.  If recognized, $60.3 million would increase net income and reduce the effective tax rate.  The remaining $10.3 million of unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain.  Recognition of these tax benefits, other than any applicable interest and penalties, would not affect the effective tax rate.  There have been no material changes to these balances since adoption.

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (“IRS”) commenced an examination of White Mountains’ U.S. income tax returns for 2003 and 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008. As of September 30, 2007, the IRS has not proposed any significant adjustments to taxable income.  White Mountains does not expect the IRS to propose any adjustments that would result in a material change to its financial position.

As of September 30, 2007, White Mountains does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) with unobservable inputs having the lowest priority (Level 3). The guidance in FAS 157 is applicable to derivatives as well as other financial instruments measured at fair value and nullifies the guidance that provided for the deferral of gains at the date of initial measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  White Mountains has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrently with the adoption of FAS 157. White Mountains has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

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

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2007	2006	2007	2006
Gross beginning balance	$8,364.7	$9,775.3	$8,777.2	$10,231.2
Less beginning reinsurance recoverable on unpaid losses	(3,693.2)	(4,664.2)	(4,015.7)	(5,025.7)
Net loss and LAE reserves	4,671.5	5,111.1	4,761.5	5,205.5
Loss and LAE reserves sold - Sirius America	—	(124.1)	—	(124.1)
Loss and LAE incurred relating to:
Current year losses	592.8	529.2	1,850.7	1,652.1
Prior year losses	(.9)	28.9	(53.4)	233.8
Total incurred losses and LAE	591.9	558.1	1,797.3	1,885.9
Net change in loss reserves - Sierra Insurance Group (1)	(9.0)	—	(9.0)	—
Accretion of fair value adjustment to loss and LAE reserves	5.4	6.6	16.0	18.2
Foreign currency translation adjustment to loss and LAE reserves	24.1	3.1	31.3	23.0

Loss and LAE paid relating to:
Current year losses	(304.2)	(229.2)	(685.5)	(600.2)
Prior year losses	(312.3)	(461.7)	(1,244.2)	(1,544.4)
Total loss and LAE payments	(616.5)	(690.9)	(1,929.7)	(2,144.6)

Net ending balance	4,667.4	4,863.9	4,667.4	4,863.9
Plus ending reinsurance recoverable on unpaid losses	3,581.9	4,250.3	3,581.9	4,250.3
Gross ending balance	$8,249.3	$9,114.2	$8,249.3	$9,114.2

(1) During the three months ended September 30, 2007, White Mountains Re recorded a $9.0 million decrease on its workers compensation loss reserves relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by an increase in the principal amount of the Sierra Note that White Mountains Re issued as part of that acquisition (See Note 6).

White Mountains experienced $.9 million and $53.4 million of net favorable development on prior accident year loss reserves during the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, OneBeacon had net favorable development of $16.5 million that was offset primarily by $15.0 million of net unfavorable development at Esurance.  For the nine months ended September 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable development of $41.2 million, $25.1 million and $10.5 million, respectively, offset by $23.4 million of net unfavorable development at Esurance.  OneBeacon’s net favorable development in 2007 that primarily related to professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne. Esurance experienced net unfavorable development in 2007 that primarily related to bodily injury claims from prior accident years. Net favorable development at White Mountains Re in 2007 primarily related to property lines. The Other Operations segment experienced $10.5 million of favorable development during 2007 primarily due to the settlement of a large claim at British Insurance Company.

White Mountains experienced $28.9 million of net unfavorable development on prior accident year loss reserves during the three months ended September 30, 2006, primarily due to $9.4 million of adverse development at OneBeacon, which mostly related to prior year catastrophe losses, and $12.0 million of adverse development at Folksamerica Re on business assumed through a prior acquisition.  White Mountains experienced $233.8 million of net unfavorable development on prior accident year loss reserves during the nine months ended September 30, 2006, which in addition to the items listed above, primarily related to hurricanes Katrina, Rita and Wilma.

In connection with purchase accounting for the acquisitions of OneBeacon, Sirius International and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $5.4 million and $16.0 million of such charges for the three and nine months ended September 30, 2007, respectively, and $6.6 million and $18.2 million of such charges for the three and nine months ended September 30, 2006, respectively.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2007, OneBeacon had $20.6 million of reinsurance recoverables on paid losses and $2,924.7 million (gross of $225.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

	Balance at		A.M. Best
Top Reinsurers (Millions)	September 30, 2007	% of Total	Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,107.3	78%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company)	59.0	2%	A++
Munich Re America (formerly America Reinsurance Company)	49.8	2%	A
Liberty Mutual Insurance Group and subsidiaries (3)	32.0	1%	A
Swiss Re	21.2	1%	A+

(1)        A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)        Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $339.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)        At September 30, 2007, OneBeacon had assumed balances payable and expenses payable of approximately $24.0 million under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2007 it has used approximately $2.1 billion of the coverage provided by NICO.  Approximately $952.6 million of these incurred losses have been paid by NICO through September 30, 2007. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

White Mountains Re’s principal reinsurance protection at September 30, 2007 is provided through Folksamerica Re’s quota share retrocessional arrangements with Olympus Reinsurance Company Ltd. (“Olympus”) and Helicon Reinsurance Company, Ltd. (“Helicon”) and through excess of loss protection purchased by Sirius International to cover Sirius International’s property catastrophe and aviation exposures. Folksamerica Re has notified Olympus and Helicon that it will not renew the quota share arrangements for 2008.

At September 30, 2007, White Mountains Re had $35.8 million of reinsurance recoverables on paid losses and $851.5 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

	Balance at		A.M. Best
Top Reinsurers (Millions)	September 30, 2007	% of Total	Rating (2)		% Collateralized
Olympus (1)(3)	$267.1	30%	NR	-4	100%
Imagine Re (1)	163.6	18%	A	-	100%
London Life (1)	93.1	10%	A		100%
GRC	88.5	10%	A	++	2%
The Travelers Companies	62.9	7%	A	+	0%

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

(3)        Gross of $137.0 million due to Olympus under an indemnity agreement with Folksamerica Holdings.

Note 5.  Investment Securities

White Mountains’ invested assets comprise securities and other investments held for general investment purposes and those held in a segregated trust account established in connection with the OneBeacon Offering to economically defease the Berkshire Preferred Stock and the Zenith Preferred Stock.

White Mountains’ portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes is classified as available for sale and is reported at fair value as of the balance sheet date as determined by quoted market prices.  Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholders’ equity.  Changes in net unrealized investment gains and losses, net of the effect of adjustments for minority interest and after-tax, are reported as a component of other comprehensive income.

White Mountains has elected the fair value option for its investment in convertible bonds.  Convertible bonds are carried at fair value with changes in value recorded in income as realized investment gains.

White Mountains has invested in mortgage backed and asset-backed securities, which are classified as available for sale and carried at fair value within fixed maturity investments.  Fair values are based on quoted market prices from a third party pricing service. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

The portfolio of fixed maturity investments held in the segregated trust account are classified as held to maturity as White Mountains has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery.  Investment losses that are other than temporary are recognized in earnings.  Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2007 and December 31, 2006. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, warrants, equity method investments and an interest rate swap accounted for as a cash flow hedge.

Net investment income for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2007	2006	2007	2006
Investment income:
Fixed maturity investments	$101.0	$84.4	$301.2	$255.4
Short-term investments	15.7	17.4	51.9	36.4
Common equity securities	5.6	6.9	17.1	23.5
Other	8.4	1.7	9.6	4.7
Convertible fixed maturity investments	2.1	1.5	5.7	1.6
Total investment income	132.8	111.9	385.5	321.6
Less investment expenses	(3.9)	(3.2)	(11.9)	(10.0)
Net investment income, pre-tax	$128.9	$108.7	$373.6	$311.6

Realized investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2007	2006	2007	2006
Fixed maturity investments	$(8.4)	$13.4	$(3.2)	$13.5
Common equity securities	2.2	46.9	96.4	86.4
Other investments	28.7	.2	88.5	72.9
Convertible fixed maturity investments	7.4	7.3	11.2	30.0
Net realized investment gains, pre-tax	$29.9	$67.8	$192.9	$202.8

For the three and nine months ended September 30, 2007, net realized investment gains included $11.3 million of realized losses from other than temporary impairment charges, principally comprised of $5.6 million in equity securities and $4.9 million in fixed maturity investments.  There were no other than temporary impairment charges recorded during the nine months ended September 30, 2006.  For the three months ended September 30, 2006, White Mountains recorded net realized gains of $15.7 million from its investment in Montpelier Re.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
Millions	2007	2006
Investment securities:
Gross unrealized investment gains	$375.0	$353.6
Gross unrealized investment losses	(64.0)	(52.2)
Net unrealized gains from investment securities	311.0	301.4
Net unrealized gains (losses) from investments in unconsolidated affiliates	(18.8)	.3
Total net unrealized investment gains, before tax	292.2	301.7
Income taxes attributable to such gains	(104.7)	(103.2)
Minority interest	(3.2)	(4.5)
Total net unrealized investment gains, after-tax	$184.3	$194.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
U.S. Government obligations	$1,145.1	$16.2	$(1.8)	$4.3	$1,163.8
Debt securities issued by industrial corporations	2,011.9	17.1	(22.3)	30.1	2,036.8
Municipal obligations	11.9	.5	—	—	12.4
Asset-backed securities	3,278.9	20.0	(12.0)	5.5	3,292.4
Foreign government obligations	742.3	1.2	(5.6)	74.9	812.8
Preferred stocks	101.6	8.7	(.5)	8.7	118.5
Total fixed maturity investments	$7,291.7	$63.7	$(42.2)	$123.5	$7,436.7

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
U.S. Government obligations	$1,080.4	$4.2	$(6.2)	$—	$1,078.4
Debt securities issued by industrial corporations	1,939.2	20.2	(23.6)	25.1	1,960.9
Municipal obligations	15.5	.5	—	—	16.0
Asset-backed securities	3,579.6	13.2	(13.2)	2.6	3,582.2
Foreign government obligations	657.2	2.1	(6.1)	55.2	708.4
Preferred stocks	105.1	16.8	(.4)	7.9	129.4
Total fixed maturity investments	$7,377.0	$57.0	$(49.5)	$90.8	$7,475.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, other investments and convertible fixed maturity investments as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$1,232.8	$243.7	$(20.2)	$15.0	$1,471.3

Other investments	$484.5	$67.8	$(1.6)	$(1.4)	$549.3

Convertible fixed maturity investments	$529.5	$—	$—	$—	$529.5

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
Millions	cost	gains	losses	gains	value
Common equity securities	$972.0	$237.2	$(1.3)	$4.7	$1,212.6

Other investments	$467.1	$59.1	$(1.4)	$—	$524.8

Convertible fixed maturity investments	$435.9	$.3	$—	$—	$436.2

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

The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of September 30, 2007 (excluding short-term investments):

	September 30, 2007
	0-6	6-12	> 12
($ in millions)	Months	Months	Months	Total
Fixed maturity investments:
Number of positions	247	36	273	556
Market value	$1,526.9	$299.7	$1,560.6	$3,387.2
Amortized cost	$1,544.8	$303.4	$1,581.2	$3,429.4
Unrealized loss	$(17.9)	$(3.7)	$(20.6)	$(42.2)
Common equity securities:
Number of positions	270	14	9	293
Market value	$223.4	$15.0	$1.5	$239.9
Cost	$241.9	$16.5	$1.7	$260.1
Unrealized loss	$(18.5)	$(1.5)	$(.2)	$(20.2)
Other investments:
Number of positions	5	1	2	8
Market value	$17.9	$2.0	$14.5	$34.4
Cost	$19.3	$2.1	$14.6	$36.0
Unrealized loss	$(1.4)	$(.1)	$(.1)	$(1.6)
Total:
Number of positions	522	51	284	857
Market value	$1,768.2	$316.7	$1,576.6	$3,661.5
Amortized cost	$1,806.0	$322.0	$1,597.5	$3,725.5
Unrealized loss	$(37.8)	$(5.3)	$(20.9)	$(64.0)
% of total gross unrealized losses	59.0%	8.3%	32.7%	100%

For the nine months ended September 30, 2007, White Mountains experienced $11.3 million in other-than-temporary impairment charges, principally comprised of $5.6 million from an investment in the common stock of Centennial Bank Holdings, Inc. and $4.9 million from a fixed maturity investment in CIT Group Inc.

White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. As of September 30, 2007, White Mountains’ investment portfolio did not include any individual investment security with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
Millions	2007	2006

FAC Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.1)	(1.3)
FAC Senior Notes, carrying value	698.9	698.7

WMRe Senior Notes, at face value	400.0	—
Unamortized original issue discount	(1.1)	—
WMRe Senior Notes, carrying value	398.9	—

WTM Bank Facility (1)	—	320.0
FAC Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note (2)	36.2	27.2
Atlantic Specialty Note	18.0	20.0
Total debt	$1,192.8	$1,106.7

(1) The $320.0 million outstanding on December 31, 2006 was under White Mountains’ previous credit facility, which was refinanced in June 2007 (See below).

(2) The increase of $9.0 million in the adjustable Sierra Note is the result of a dollar-for-dollar decrease in prior year loss reserves (See Note 3).

WMRe Senior Notes

On March 19, 2007, WMRe Group issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”) for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933.  The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

White Mountains Re deferred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which are being recognized into interest expense over the life of the WMRe Senior Notes.

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At September 30, 2007, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.3 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.  White Mountains recorded $6.5 million and $13.7 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the three and nine months ended September 30, 2007.

Bank Facilities

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

During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants. As of September 30, 2007, the WTM Bank Facility was undrawn.

In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011 (the “ FAC Bank Facility”), which, as of September 30, 2007, was undrawn.

Note 7.  Income Taxes

White Mountains’ income tax provision for the third quarter and first nine months of 2007 represented an effective tax rate of 33.6% and 30.3%, while the effective rates in the third quarter and first nine months of 2006 were 30.3% and 16.0%, respectively.  White Mountains’ effective tax rates were lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, partially offset by withholding taxes and non-deductible dividends and accretion on the Berkshire Preferred Stock. The effective tax rate for the first nine months of 2006 included a $33.1 million benefit from settlements of U.S. Federal and state income taxes.  Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries other than the United States.  Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

Note 8.  Weather Contracts

During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo offers weather risk management products, which, at September 30, 2007, were all in the form of derivative financial instruments.  All weather derivatives are recognized as either assets or liabilities in the balance sheet. The fair value for exchange traded contracts are based upon quoted market prices where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract. At September 30, 2007, Galileo has unamortized deferred gains of $2.8 million.

Galileo enters into weather derivative contracts with the objective of generating profits in normal climatic conditions.  Accordingly, Galileo’s weather derivatives are not designed to meet the GAAP criteria for hedge accounting.  Galileo initially recognizes the premium paid or received as an asset or liability, respectively, and recognizes any subsequent changes in fair value as they occur in other revenues within the income statement.  For the three and nine months ended September 30, 2007, Galileo recognized $.3 million and $.4 million of net gains on its weather derivatives portfolio.  The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

Galileo’s weather risk management contracts are summarized in the following table:

Millions	Carrying Value
Net liability for weather derivative contracts at January 1, 2007 (1)	$12.1
Net consideration received for new contracts	10.8
Net payments made on contracts settled	(10.6)
Net decrease in fair value on settled and unsettled contracts	(.4)
Net liability for weather derivative contracts at September 30, 2007 (2)	$11.9

(1) Amount includes $4.7 million of deferred gains

(2) Amount includes $2.8 million of deferred gains

The following table summarizes the maturity of contracts outstanding as of September 30, 2007:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Carrying value of exchange traded contracts	$.8	$—	$—	$—	$.8
Carrying value of contracts using internal pricing models	(5.2)	(7.5)	—	—	(12.7)
Net liability for weather contracts outstanding	$(4.4)	$(7.5)	$—	$—	$(11.9)

Note 9.  Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

Guaranteed minimum accumulation benefits (“GMABs”) are paid to an annuitant for any shortfall between accumulated account value at the end of the accumulation period and the annuitant’s total deposit less any withdrawal payments made to the annuitant during the accumulation period. GMABs meet the definition of a derivative for accounting purposes and are accounted for under FAS 133. Therefore, GMABs are carried at fair value, with changes thereon recognized in income in the period of the change. The liability for the reinsured GMAB contracts has been determined using internal valuation models that use assumptions for interest rates, equity markets, foreign exchange rates and market volatilities at the valuation date, as well as annuitant-related actuarial assumptions, including surrender and mortality rates.

If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for as life insurance liabilities in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The life insurance liability for the reinsured GMDB contracts has been calculated based on investment returns, mortality, surrender rates and other assumptions and is recognized over the contract period. The life insurance liability as of September 30, 2007 and December 31, 2006 was $.3 million and $.1 million.

The valuation of these liabilities involves significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force. At September 30, 2007 and December 31, 2006, the liability recorded for the variable annuity benefit guarantees which is included in other liabilities, was $(7.4) million and $(13.8) million, respectively.

WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements.  The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All WM Life Re’s derivative instruments are recorded as assets or liabilities at fair value on the balance sheet within other assets.  These derivative financial instruments do not meet the hedging criteria under FAS 133 and, accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement within other revenues.  At September 30, 2007, the fair value of WM Life Re’s derivative contracts was $22.8 million.  At December 31, 2006, the fair value of WM Life Re’s derivative contracts was $21.2 million.  For the three and nine months ended September 30, 2007, WM Life Re had gains (losses) from derivatives of $6.3 million and $(9.7) million.  For the three and nine months ended September 30, 2006, WM Life Re had losses from derivatives of $3.9 million.

At September 30, 2007, WM Life Re had $13.9 million of cash and $4.9 million of securities deposited as collateral with counterparties. At December 31, 2006, WM Life Re had $7.7 million of cash and $2.2 million of securities deposited as collateral with counterparties.

Note 10.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”).  Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share numerators (in millions):
Net income	$111.4	$162.1	$306.2	$373.9
Diluted earnings per share numerators (in millions):
Net income	$111.4	$162.1	$306.2	$373.9
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,842	10,780	10,834	10,780
Average unvested Restricted Shares	(54)	(10)	(52)	(11)
Basic earnings per share denominator	10,788	10,770	10,782	10,769

Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,842	10,780	10,834	10,780
Average unvested Restricted Shares (1)	(49)	(1)	(49)	(1)
Average outstanding dilutive options to acquire common shares (2)	10	22	15	23
Diluted earnings per share denominator	10,803	10,801	10,800	10,802
Basic earnings per share (in dollars):
Net income	$10.33	$15.05	$28.40	$34.72
Diluted earnings per share (in dollars)
Net income	$10.32	$15.01	$28.35	$34.61

(1)                                  Restricted Shares outstanding vest either upon a stated date or upon the occurrence of a specified event.  See Note 15.  In accordance with the adoption of FAS No. 123(R), the diluted earnings per share denominator is reduced by the number of Restricted Shares that represent the unamortized compensation cost at September 30, 2007.  Such amounts are computed using the treasury stock method.

(2)                                  The diluted earnings per share denominator for the three and nine months ended September 30, 2007 includes 14,400 and 20,925 common shares issuable upon exercise of incentive options at an average strike price of $164.08 and $161.70 per common share. The diluted earnings per share denominator for the three and nine months ended September 30, 2006 includes 32,850 and 33,358 common shares issuable upon exercise of incentive options at an average strike price of $155.18 and $151.78 per common share.  The non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented. (See Note 15)

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2007
Earned insurance and reinsurance premiums	$473.6	$265.8	$196.9	$—	$936.3
Net investment income	51.5	54.6	7.9	14.9	128.9
Net realized investment gains (losses)	30.7	2.8	.3	(3.9)	29.9
Other revenue	10.8	15.0	3.0	31.5	60.3
Total revenues	566.6	338.2	208.1	42.5	1,155.4
Losses and LAE	255.8	170.3	165.8	—	591.9
Insurance and reinsurance acquisition expenses	74.9	53.3	55.7	—	183.9
Other underwriting expenses	66.4	25.2	11.3	.7	103.6
General and administrative expenses	2.4	5.5	—	35.1	43.0
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.4	—	—	5.4
Interest expense on debt	11.4	8.2	—	.2	19.8
Interest expense - dividends and accretion on preferred stock	16.3	—	—	—	16.3
Total expenses	431.2	263.9	232.8	36.0	963.9
Pre-tax income (loss)	$135.4	$74.3	$(24.7)	$6.5	$191.5

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2006
Earned insurance and reinsurance premiums	$492.6	$285.8	$140.5	$—	$918.9
Net investment income	48.2	46.1	5.2	9.2	108.7
Net realized investment gains	31.8	6.8	3.5	25.7	67.8
Other revenue	36.6	31.3	1.8	21.1	90.8
Total revenues	609.2	370.0	151.0	56.0	1,186.2
Losses and LAE	292.0	163.1	100.5	2.5	558.1
Insurance and reinsurance acquisition expenses	89.0	65.8	34.5	—	189.3
Other underwriting expenses	84.0	24.8	13.5	.5	122.8
General and administrative expenses	4.9	5.6	.1	42.5	53.1
Accretion of fair value adjustment to loss and LAE reserves	5.8	.8	—	—	6.6
Interest expense on debt	12.0	.4	—	.5	12.9
Interest expense - dividends and accretion on preferred stock	14.9	—	—	—	14.9
Total expenses	502.6	260.5	148.6	46.0	957.7
Pre-tax income	$106.6	$109.5	$2.4	$10.0	$228.5

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2007
Earned insurance and reinsurance premiums	$1,407.5	$870.9	$556.6	$—	$2,835.0
Net investment income	156.7	155.7	21.5	39.7	373.6
Net realized investment gains	142.7	44.9	2.8	2.5	192.9
Other revenue	16.3	9.5	9.1	95.7	130.6
Total revenues	1,723.2	1,081.0	590.0	137.9	3,532.1
Losses and LAE	827.1	537.7	443.2	(10.7)	1,797.3
Insurance and reinsurance acquisition expenses	231.5	197.9	150.7	—	580.1
Other underwriting expenses	246.9	86.4	41.9	2.3	377.5
General and administrative expenses	7.5	21.7	0.2	128.9	158.3
Accretion of fair value adjustment to loss and LAE reserves	12.0	4.0	—	—	16.0
Interest expense on debt	34.1	16.2	—	4.6	54.9
Interest expense - dividends and accretion on preferred stock	48.4	—	—	—	48.4
Total expenses	1,407.5	863.9	636.0	125.1	3,032.5
Pre-tax income (loss)	$315.7	$217.1	$(46.0)	$12.8	$499.6

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2006
Earned insurance and reinsurance premiums	$1,458.1	$943.8	$371.5	$—	$2,773.4
Net investment income	144.2	130.6	13.6	23.2	311.6
Net realized investment gains	97.8	48.0	7.0	50.0	202.8
Other revenue	48.4	38.2	5.7	64.8	157.1
Total revenues	1,748.5	1,160.6	397.8	138.0	3,444.9
Losses and LAE	891.3	727.3	265.6	1.7	1,885.9
Insurance and reinsurance acquisition expenses	249.8	217.0	95.8	—	562.6
Other underwriting expenses	253.9	70.3	35.9	1.4	361.5
General and administrative expenses	11.6	12.7	.1	95.6	120.0
Accretion of fair value adjustment to loss and LAE reserves	17.3	.9	—	—	18.2
Interest expense on debt	34.8	1.2	—	.5	36.5
Interest expense - dividends and accretion on preferred stock	43.3	—	—	—	43.3
Total expenses	1,502.0	1,029.4	397.4	99.2	3,028.0
Pre-tax income	$246.5	$131.2	$.4	$38.8	$416.9

Note 12.  Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At September 30, 2007, White Mountains owns 24% of the common shares of Symetra on a fully converted basis, consisting of 2.0 million common shares and warrants to acquire an additional 1.1 million common shares. White Mountains accounts for its investment in Symetra’s common shares using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

The following table provides summary financial amounts recorded by White Mountains during the nine months ended September 30, 2007 and 2006 relating to its investment in Symetra:

	2007			2006
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$249.3	$54.0	$303.3	$263.9	$47.8	$311.7
Equity in earnings of Symetra (1)	10.3	—	10.3	6.8	—	6.8
Net unrealized gains from Symetra’s equity portfolio and other	.5	—	.5	1.8	—	1.8
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	5.9	—	5.9	(56.8)	—	(56.8)
Increase in value of warrants	—	3.7	3.7	—	4.6	4.6
Carrying value of investment in Symetra as of March 31 (2)	266.0	57.7	323.7	215.7	52.4	268.1
Equity in earnings of Symetra (1)	8.3	—	8.3	6.8	—	6.8
Net unrealized gains from Symetra’s equity portfolio and other	.1	—	.1	.2	—	.2
Net unrealized losses from Symetra’s fixed maturity portfolio	(40.2)	—	(40.2)	(36.4)	—	(36.4)
Increase in value of warrants	—	4.6	4.6	—	3.5	3.5
Carrying value of investment in Symetra as of June 30 (3)	234.2	62.3	296.5	186.3	55.9	242.2
Equity in earnings of Symetra (1)	7.9	—	7.9	7.2	—	7.2
Net unrealized (losses) from Symetra’s equity portfolio and other	(1.2)	—	(1.2)	(.2)	—	(.2)
Net unrealized gains from Symetra’s fixed maturity portfolio	15.6	—	15.6	64.9	—	64.9
Increase in value of warrants	—	.4	.4	—	1.2	1.2
Carrying value of investment in Symetra as of September 30 (4)	$256.5	$62.7	$319.2	$258.2	$57.1	$315.3

(1) Equity in earnings is net of tax of $0.

(2) Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $1.8 million and $(32.6) million as of March 31, 2007 and 2006.

(3) Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(38.5) million and $(69.0) million as of June 30, 2007 and 2006.

(4) Includes White Mountains’ equity in net unrealized gains and(losses) from Symetra’s fixed maturity portfolio of $(22.9) million and $(4.1) million as of September 30, 2007 and 2006.

During the second quarter of 2007, Symetra filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering. The shares will be offered by existing stockholders.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three and nine months ended September 30, 2007, White Mountains recorded $.4 million and $.8 million of after-tax equity in earnings and $(.1) million and $.2 million of after-tax equity in unrealized investment gains from its investment in Delos. White Mountains’ investment in Delos at September 30, 2007 totaled $33.2 million.

MSA

On October 31, 2006, White Mountains received a $70 million cash dividend from Main Street America Holdings, Inc. (“MSA”), following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) $24.5 million, or 4.9%, of the common stock of the MSA Group. Effective October 31, 2006, White Mountains accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Prior to the sale, White Mountains owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. For the three and nine months ended September 30, 2006, White Mountains recorded $(1.6) million and $8.6 million, respectively, of after-tax equity in earnings (loss) from its investment in MSA and $9.3 million and $.4 million of after-tax equity in MSA’s unrealized investment gains, respectively. As of September 30, 2006, White Mountains’ investment in MSA totaled $181.8 million.

Note 13. Variable Interest Entity

As of September 30, 2007, White Mountains has a $50.4 million investment in Pentelia Investment Ltd. (“PIL”), a corporation that invests in insurance-related investment assets. White Mountains has determined that its investment in PIL is a variable interest entity. However, White Mountains is not the primary beneficiary. White Mountains accounts for its interests in PIL as an equity method investment. White Mountains’ exposure to loss is limited to the carrying value of its investment in PIL.

Note 14. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001, and remain actively employed. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan”). OneBeacon’s pension plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2007	2006	2007	2006
Service cost	$.5	$1.0	$1.6	$1.6
Interest cost	1.9	6.9	15.2	20.7
Expected return on plan assets	(1.9)	(7.6)	(15.5)	(22.9)
Amortization of unrecognized loss	.1	.1	.3	.2
Net periodic pension cost before settlements, curtailments and special termination benefits	.6	.4	1.6	(.4)
Settlement gain	(25.6)	—	(25.6)	—
Special termination benefits expense (1)	.8	—	.8	1.6
Net periodic benefit cost	$(24.2)	$.4	$(23.2)	$1.2

(1) Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon anticipates contributing $2.9 million to the pension plans for 2007. As of September 30, 2007, $2.5 million in contributions have been made. All of OneBeacon’s year-to-date and expected pension contributions in 2007 relate to the Non-qualified Plan, for which OneBeacon holds assets in rabbi trusts.

On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Qualified Plan’s obligations were re-measured in connection with this settlement. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and consistent with the methodology applied at December 31, 2006, OneBeacon’s discount rate assumption reflects the rate at which benefit obligations could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries as of the re-measurement date, as well as consideration of settlement rates from insurance company annuity contracts, the discount rate utilized for the revaluation of the Qualified Plan obligations was 5.45% as compared to 5.0% at December 31, 2006. In addition, other assumptions (e.g., mortality, retirement age and form of payment) were updated to reflect more recent experience and revised expectations of behavior for the remaining population, as well as to consider information learned through the settlement process. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($19.3 million as a reduction to other underwriting expenses and $6.3 million as a reduction to loss and LAE) and a pre-tax loss of $2.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon, are approximately $97.6 million.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following summarizes performance share activity for the three and nine months ended September 30, 2007 and 2006 for WTM performance shares granted under the White Mountains Long-Term Incentive Plan (the “WTM Incentive Plan”) and WTM phantom performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	146,263	$57.1	185,363	$57.6	185,363	$102.4	183,031	$100.5
Payments and deferrals (1)	—	—	—	—	(63,300)	(56.0)	(64,100)	(57.0)
New awards	1,012	—	—	—	54,943	—	71,185	—
Forfeitures and cancellations	(416)	(.1)	—	—	(17,337)	(4.4)	(4,753)	(1.8)
Transfers out (2)	—	—	—	—	(12,810)	(4.4)	—	—
Expense (benefit) recognized	—	(4.8)	—	10.0	—	14.6	—	25.9
Ending September 30,	146,859	$52.2	185,363	$67.6	146,859	$52.2	185,363	$67.6

(1) WTM Performance share payments in 2007 for the 2004-2006 performance cycle ranged from 145% to 186% of target. WTM Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target. Amounts include deposits into White Mountains’ deferred compensation plan.

(2) In February 2007, the WTM Performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon Performance Shares issued under the OneBeacon Long-Term Incentive Plan (the “OB Incentive Plan”).

If 100% of the outstanding WTM performance shares had been vested on September 30, 2007, the total additional compensation cost to be recognized would have been $41.6 million, based on September 30, 2007 accrual factors (common share price and payout assumptions).

All WTM performance shares earned for the 2004-2006 and 2003-2005 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

The following summarizes WTM performance shares outstanding and accrued WTM performance share expense for performance shares awarded under the WTM Incentive Plan at September 30, 2007 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	40,530	$18.8
2006 - 2008	50,098	24.6
2007 - 2009	46,751	6.9
Sub-total	137,379	50.3
Assumed forfeitures	(3,435)	(1.3)
Total at September 30, 2007	133,944	$49.0

The following summarizes WTM phantom performance shares outstanding and accrued WTM phantom performance share expense for awards made under the WTM Phantom Share Plans at September 30, 2007 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	3,567	$1.3
2006 - 2008	2,139	1.0
2007 - 2009	7,540	1.0
Sub-total	13,246	3.3
Assumed forfeitures	(331)	(.1)
Total at September 30, 2007	12,915	$3.2

Restricted Shares

At September 30, 2007 and 2006, the Company had 54,000 and 10,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		Unamortized		Unamortized		Unamortized		Unamortized
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
Millions, except share amounts	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period,	54,000	$29.1	10,000	$1.0	10,000	$.3	13,000	$1.9
Granted	—	—	—	—	54,000	31.0	—	—
Vested	—	—	—	—	(10,000)	—	(3,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense (benefit) recognized	—	(1.2)	—	(.4)	—	(3.4)	—	(1.3)
Non-vested at September 30,	54,000	$27.9	10,000	$.6	54,000	$27.9	10,000	$.6

During the first quarter of 2007, White Mountains made the following grants of Restricted Shares to the Company’s Chairman and CEO: (1) 35,000 Restricted Shares that vest in equal annual installments over five years; (2) 15,000 Restricted Shares that vest in the event of a change in control of the Company before January 20, 2012. During the first quarter of 2007, White Mountains also awarded 4,000 Restricted Shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period. Of the unrecognized compensation cost at September 30, 2007, $19.3 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million is expected to be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the common shares lapse.

On January 1, 2006, White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption for FAS 123R.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates each year by 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% plus the expected annual regular dividend rate at the date of grant less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. The Company recognized $3.8 million of expense for the nine months ended September 30, 2007 associated with its Non-Qualified Options.

Incentive Options

At September 30, 2007 and 2006, the Company had 14,400 and 32,250 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following summarizes the Company’s Incentive Option activity for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, except share and per share amounts	2007	2006	2007	2006
Opening balance - outstanding Options	14,400	33,450	29,550	34,280
Forfeited	—	(1,200)	(5,400)	(1,200)
Exercised	—	—	(9,750)	(830)
Ending balance - outstanding Options	14,400	32,250	14,400	32,250
Outstanding Options - exercisable	1,800	8,250	1,800	8,250
Exercise price - outstanding Options at beginning of period	$162.87	$153.65	$158.21	$149.25
Value of Options exercised (1)	$—	$—	$4.1	$.3
Exercise price - outstanding Options at September 30,	$165.28	$155.93	$165.28	$155.93

(1) Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at September 30, 2007 was $5.1 million and $.6 million. The Incentive Options expire in February 2010. White Mountains expects approximately 4,200 Incentive Options to become exercisable in 2007 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OB Performance Shares

The following summarizes performance share activity for the three and nine months ended September 30, 2007 and 2006 for OB performance shares granted under the OB Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,127,837	$10.4	—	$—	—	$—	—	$—
Payments and deferrals	—	—	—	—	—	—	—	—
New awards	25,671	—	—	—	934,131	—	—	—
Forfeitures and cancellations	(18,222)	(.4)	—	—	(87,042)	(.7)	—	—

Transfers from the WTM
Incentive plan	—	—	—	—	288,197	4.4	—	—
Expense recognized	—	1.7	—	—	—	8.0	—	—
Ending September 30,	1,135,286	$11.7	—	$—	1,135,286	$11.7	—	$—

If 100% of the outstanding OB performance shares had been vested on September 30, 2007, the total additional compensation cost to be recognized would have been $27.6 million, based on September 30, 2007 accrual factors (common share price and payout assumptions).

The following summarizes OB performance shares outstanding awarded under the OB Incentive Plan at September 30, 2007 for each performance cycle:

	Target OB
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2005 - 2007	122,859	$3.6
2006 - 2008	161,216	3.8
2007 - 2009	880,130	4.4
Sub-total	1,164,205	11.8
Assumed forfeitures	(28,919)	(.1)
Total at September 30, 2007	1,135,286	$11.7

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The Non-Qualified Options have a $30.00 strike price and vest in equal installments on each of the third, fourth and fifth anniversaries of the date of issuance and have a 5 1/2 year term. For the three and nine months ended September 30, 2007, OneBeacon Ltd. recognized $.6 million and $1.2 million of expense associated with its Non-Qualified Options.

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

The following discussion also includes four non-GAAP financial measures, adjusted comprehensive net income, fully diluted tangible book value per share, tangible capital and OneBeacon’s adjusted book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 42). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Overview

White Mountains ended the third quarter of 2007 with a fully diluted tangible book value per share of $435, an increase of 3.7% for the quarter, 8.7% for the first nine months of 2007 and 18.8% for the twelve month period ended September 30, 2007, including dividends. White Mountains’ adjusted comprehensive net income was $161 million for the third quarter of 2007 compared to $211 million in the third quarter of 2006, and $354 million for the first nine months of 2007 compared to $377 million for the first nine months of 2006.

OneBeacon reported combined ratios of 84% in the third quarter and 93% in the first nine months of 2007 compared to 94% and 96% in the third quarter and first nine months of 2006. White Mountains Re reported a combined ratio of 94% for both the third quarter and first nine months of 2007 compared to 89% and 108% in the third quarter and first nine months of 2006. Esurance reported combined ratios of 118% and 114% in the third quarter and first nine months of 2007 compared to 106% and 107% in the third quarter and first nine months of 2006, while increasing its written premiums 27% and 38% over the third quarter and first nine months of 2006. White Mountains’ GAAP pre-tax total return on invested assets was 2.0% and 5.4% for the third quarter and first nine months of 2007 compared to 2.7% and 5.5% for the third quarter and first nine months of 2006. White Mountains’ bond portfolio exceeded benchmarks with much less volatility and its equity portfolio performed in line with the market. Both benefitted from the weakening U.S. dollar.

Fully Diluted Tangible Book Value Per Share

The following table presents the Company’s fully diluted tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	Sept. 30,		June 30,		Dec. 31,		Sept. 30,
	2007		2007		2006		2006
Book value per share numerators (in millions):
Common shareholders’ equity	$4,732.6		$4,575.3		$4,455.3		$4,118.7
Benefits to be received from share obligations under employee benefit plans	2.4		2.3		4.7		5.0
Remaining accretion of subsidiary preferred stock to face value	(22.7	)(1)	(29.3	)(1)	(41.8	)(1)	(65.5)
Book value per share numerator	4,712.3		4,548.3		4,418.2		4,058.2
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	22.9		38.5		4.1		4.1
Goodwill	(28.7)		(28.4)		(32.5)		(25.8)
Fully diluted tangible book value per share numerator	$4,706.5		$4,558.4		$4,389.8		$4,036.5

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,842.6		10,842.5		10,782.8		10,780.1
Unearned restricted shares	(48.5)		(50.6)		—		—
Share obligations under employee benefit plans	14.4		14.4		29.5		32.2
Fully diluted tangible book value per share denominator	10,808.5		10,806.3		10,812.3		10,812.3

Book value per share	$435.99		$420.90		$408.62		$375.34
Fully diluted tangible book value per share	$435.45		$421.83		$406.00		$373.33

(1) Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 71.9%, 71.7% and 72.4% as of September 30, 2007, June 30, 2007 and December 31, 2006, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2007 and September 30, 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2007	2006	2007	2006

Gross written premiums	$1,037.4	$1,077.4	$3,285.0	$3,400.0
Net written premiums	$942.2	$987.1	$2,943.7	$3,015.7
Revenues
Earned insurance and reinsurance premiums	$936.3	$918.9	$2,835.0	$2,773.4
Net investment income	128.9	108.7	373.6	311.6
Net realized investment gains	29.9	67.8	192.9	202.8
Other revenue	60.3	90.8	130.6	157.1
Total revenues	1,155.4	1,186.2	3,532.1	3,444.9
Expenses
Losses and LAE	591.9	558.1	1,797.3	1,885.9
Insurance and reinsurance acquisition expenses	183.9	189.3	580.1	562.6
Other underwriting expenses	103.6	122.8	377.5	361.5
General and administrative expenses	43.0	53.1	158.3	120.0
Accretion of fair value adjustment to loss and LAE reserves	5.4	6.6	16.0	18.2
Interest expense - debt	19.8	12.9	54.9	36.5
Interest expense - dividends and accretion on preferred stock	16.3	14.9	48.4	43.3
Total expenses	963.9	957.7	3,032.5	3,028.0
Pre-tax income	$191.5	$228.5	$499.6	$416.9
Income tax benefit (provision)	(64.3)	(69.3)	(151.3)	(66.9)
Equity in earnings of unconsolidated affiliates	8.2	5.6	27.3	29.4
Minority interest	(24.0)	(2.7)	(69.4)	(5.5)
Net income	$111.4	$162.1	$306.2	$373.9
Other comprehensive loss	64.7	113.6	28.8	(25.1)
Comprehensive net income	$176.1	$275.7	$335.0	$348.8
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(15.6)	(64.9)	18.8	28.3
Adjusted comprehensive net income	$160.5	$210.8	$353.8	$377.1

Consolidated Results –Three and Nine Months Ended September 30, 2007 versus Three and Nine Months Ended September 30, 2006

White Mountains’ total revenues decreased by 3% to $1,155 million and increased by 3% to $3,532 million in the third quarter and first nine months of 2007 from the comparable 2006 periods. Earned premiums increased by 2% in both 2007 periods as compared to 2006, as increases at Esurance were mostly offset by decreases at OneBeacon, resulting primarily from sale of the renewal rights to its Agri business to QBE (the “Agri Sale”) during the third quarter of 2006, and at White Mountains Re, reflecting deteriorating pricing across all lines and disciplined underwriting in a softening market. Net investment income increased 19% and 20% in the third quarter and first nine months of 2007 over the comparable 2006 periods. Net realized gains decreased by 56% to $30 million in the third quarter and by 5% to $193 million in the first nine months of 2007 compared to the third quarter and first nine months of 2006. See “Summary of Investment Results” below for a discussion of net investment income and net realized gains. Other revenues decreased by 34% to $60 million and 17% to $131 million in the third quarter and the first nine months of 2007, primarily due to the recognition of $44 million in transaction gains from White Mountains Re’s sale of Sirius America and OneBeacon’s Agri Sale during the third quarter of 2006. Other revenues also included $30 million and $77 million for the third quarter and first nine months of 2007 related to the consolidation of the Tuckerman Funds compared to $20 million and $52 million in the 2006 periods.

White Mountains’ total expenses increased by 1% to $964 million in the third quarter and were relatively flat at $3,033 million for the first nine months of 2007 compared to the third quarter and first nine months of 2006. Loss and LAE increased by 6% to $592 million in the third quarter of 2007 as compared to the third quarter of 2006, primarily due to increased loss ratios at White Mountains Re, reflecting deteriorating pricing across all lines, and Esurance, resulting primarily from a $15 million increase in loss reserves following a full review of all open liability claim files for 2006 and prior accident years. Loss and LAE decreased by 5% to $1,797 million in the first nine months of 2007 compared to the first nine months of 2006 as White Mountains experienced $223 million of net unfavorable development on prior accident year loss reserves during the first nine months of 2006 related to adverse development on hurricanes Katrina, Rita and Wilma and the Olympus reimbursement described below. Other underwriting expenses decreased by 16% in the first nine months of 2007, to $104 million, primarily due to a benefit at OneBeacon from the partial settlement of its qualified pension liabilities for nearly all of its non-active employees (See Note 14. Retirement and Postretirement Plans). General and administrative expenses decreased by 19% in the third quarter of 2007 to $43 million, due primarily to lower compensation expenses, and increased by 32% in the first nine months of 2007 to $158 million, due primarily to higher expenses related to the Tuckerman Funds, which were $28 million and $72 million in the third quarter and first nine months of 2007 compared to $17 million and $45 million in the comparable 2006 periods.

The income tax provision for the third quarter and first nine months of 2007 represented an effective tax rate of 34% and 30%, while the effective rates in the third quarter and first nine months of 2006 were 30% and 16%, respectively. White Mountains’ effective tax rates were lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, partially offset by withholding taxes and non-deductible dividends and accretion on the Berkshire Preferred Stock. The effective tax rate for the first nine months of 2006 included a $33 million benefit from settlements of U.S. Federal and state income taxes. Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries other than the United States. Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

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

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2007	2006	2007	2006

Gross written premiums	$566.9	$565.1	$1,607.1	$1,608.6
Net written premiums	$511.9	$536.3	$1,437.0	$1,526.0

Earned insurance and reinsurance premiums	$473.6	$492.6	$1,407.5	$1,458.1
Net investment income	51.5	48.2	156.7	144.2
Net realized investment gains	30.7	31.8	142.7	97.8
Other revenue	10.8	36.6	16.3	48.4
Total revenues	566.6	609.2	1,723.2	1,748.5
Losses and LAE	255.8	292.0	827.1	891.3
Insurance and reinsurance acquisition expenses	74.9	89.0	231.5	249.8
Other underwriting expenses	66.4	84.0	246.9	253.9
General and administrative expenses	2.4	4.9	7.5	11.6
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	12.0	17.3
Interest expense on debt	11.4	12.0	34.1	34.8
Interest expense - dividends and accretion of preferred stock	16.3	14.9	48.4	43.3
Total expenses	431.2	502.6	1,407.5	1,502.0
Pre-tax income	$135.4	$106.6	$315.7	$246.5

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	Sept. 30,	June 30,	Dec. 31,
(Millions, except per share amounts)	2007	2007	2006
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,910.9	$1,861.3	$1,777.2
Remaining accretion of subsidiary preferred stock to face value	(31.5)	(40.8)	(57.7)
Adjusted OneBeacon common shareholders’ equity	1,879.4	1,820.5	1,719.5

OneBeacon Ltd. common shares outstanding (2)	99.7	100.0	100.0

OneBeacon book value per common share	$19.17	$18.61	$17.77
OneBeacon adjusted book value per common share	$18.85	$18.21	$17.20

Growth in adjusted book value per common share, including dividends, in the quarter (1)	4.6%	3.7%
Growth in adjusted book value per common share, including dividends, year to date (1)	13.3%	8.3%

(1) OneBeacon Ltd. has paid quarterly dividends of $.21 per common share beginning in March 2007.

(2) Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in the third quarter of 2007.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2007 and 2006:

($ in millions)

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Specialty	Commercial	Personal(1)	Total(2)	Specialty	Commercial	Personal(1)	Total(2)
GAAP Ratios:
Loss and LAE	56%	49%	53%	54%	57%	54%	61%	59%
Expense	29	34	27	30	30	36	33	34
Total Combined	85%	83%	80%	84%	87%	90%	94%	93%
Net written premiums	$136.6	$192.8	$182.5	$511.9	$344.2	$557.0	$535.7	$1,437.0
Earned premiums	$109.1	$182.6	$181.8	$473.6	$324.3	$531.0	$552.1	$1,407.5

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Specialty	Commercial	Personal(1)	Total(2)	Specialty	Commercial	Personal(1)	Total(2)
GAAP Ratios:
Loss and LAE	54%	56%	60%	59%	55%	58%	63%	61%
Expense	35	37	33	35	33	38	32	35
Total Combined	89%	93%	93%	94%	88%	96%	95%	96%
Net written premiums	$142.5	$186.3	$206.5	$536.2	$350.1	$548.8	$626.3	$1,526.0
Earned premiums	$111.0	$175.3	$205.5	$492.7	$321.0	$511.6	$624.7	$1,458.1

(1)  Includes results of consolidated reciprocals.

(2)  Includes results from runoff operations.

OneBeacon Results - Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

OneBeacon ended the third quarter of 2007 with an adjusted book value per share of $18.85 reflecting a 4.6% increase for the third quarter 2007, including dividends. OneBeacon’s pre-tax income for the third quarter of 2007 was $135 million compared to $107 million for the third quarter of 2006 and its GAAP combined ratio was 84% for the third quarter 2007 compared to 94% for the third quarter of 2006.

Specialty lines. Net written premiums for specialty lines decreased by 4% to $137 million in the third quarter of 2007, compared to $143 million in the third quarter of 2006. Excluding the business transferred in the Agri Sale, net written premiums increased by 13% compared to the third quarter of 2006, driven by an $8 million increase in net written premium at OneBeacon Professional Partners (OBPP).

The specialty lines combined ratio for the third quarter of 2007 was 85%, compared to 89% for the third quarter of 2006. The lower combined ratio was primarily due to a 6 point decrease in the expense ratio to 29%. This decrease was mainly due to a 3 point reduction of commission expenses from fronting fees received in the third quarter of 2007 from QBE on renewals of Agri business. The expense ratio also benefitted 3 points from OneBeacon’s partial pension settlement (See Note 14). Partially offsetting the decrease in the expense ratio was a 2 point increase to the loss and LAE ratio in the third quarter of 2007 to 56%, compared to 54% in the third quarter of 2006. The third quarter of 2006 included 8 points of favorable development on prior accident years, primarily at OBPP, while the third quarter of 2007 included 3 points of favorable development on prior accident years, primarily in professional liability and tuition reimbursement. Partially offsetting the increase in the prior accident year losses was a 3 point decrease in the loss and LAE ratio from current accident year losses, primarily due to strong results at International Marine Underwriters (IMU).

Commercial lines. Net written premiums for commercial lines increased by 4% to $193 million in the third quarter of 2007, compared to $186 million in the third quarter of 2006. The increase was primarily due to an $8 million increase in net written premiums in the small business division, principally from increased sales of small business package products. Partially offsetting this increase was $2 million less in net written premiums in the middle market division due to lower premiums at OneBeacon Specialty Property (“OBSP”) as a result of our strategy to manage our exposure to catastrophe losses.

The commercial lines combined ratio for the third quarter of 2007 was 83%, compared to 93% for the third quarter of 2006. The lower combined ratio was primarily due to an 7 point decrease in the loss and LAE ratio to 49% in the third quarter of 2007 from 56% in the third quarter of 2006. The decrease was primarily due to 5 points of adverse development on prior accident year catastrophes in the third quarter of 2006 related to hurricane Wilma and two 2004 catastrophes, compared to about 3 points of favorable development on prior accident year non-catastrophe losses in the third quarter of 2007. The expense ratio decreased 3 points to 34% in the third quarter of 2007, driven by OneBeacon’s partial pension settlement.

Personal lines. Net written premiums for personal lines decreased by 12% to $183 million in the third quarter of 2007, compared to $207 million in the third quarter of 2006. The decrease was principally due to the continued impact of reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased competition in the voluntary market. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $155 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends. In traditional personal lines, net written premiums decreased 4% due to an increasingly competitive auto market and state-mandated rate decreases in Massachusetts auto, along with higher reinsurance costs. In September 2007, OneBeacon decided to seek regulatory approval for Houston General Insurance Exchange, a reciprocal insurance exchange, to cease writing business in all states. Houston General Insurance Exchange had commenced writing business in November 2005. OneBeacon also took actions to reduce its personal lines workforce to make its expense ratio more competitive. Net written premiums for Houston General Insurance Exchange were $6 million in the third quarter of 2007, compared to $1 million in the third quarter of 2006.

The personal lines combined ratio for the third quarter of 2007 was 80%, compared to 93% for the third quarter of 2006. The loss and LAE ratio decreased 7 points to 53% in the third quarter of 2007, compared to 60% in the third quarter of 2006. The third quarter of 2007 included 6 points of favorable development on prior accident years in automobile liability in traditional personal lines and at AutoOne compared to 3 points of favorable development on prior accident years in the third quarter of 2006. The third quarter 2007 loss and LAE ratio also included a 1 point improvement in current accident year catastrophes due to a quiet catastrophe quarter and a
1 point benefit from the partial pension settlement. The expense ratio decreased 6 points to 27% in the third quarter of 2007, primarily due to 4 points from a state premium tax refund, as well as a 4 point benefit from the partial pension settlement. Partially offsetting the favorable impact of these items was 2 points of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to reduce the personal lines workforce.

OneBeacon Results - Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

At September 30, 2007, OneBeacon’s adjusted book value per share was $18.85 reflecting growth of 13.3% for the first nine months of 2007, including dividends. OneBeacon’s pre-tax income for the first nine months of 2007 was $316 million compared to $247 million for the first nine months of 2006 and its GAAP combined ratio was 93% for the first nine months of 2007 compared to 96% for the first nine months of 2006.

Specialty lines. Net written premiums for specialty lines decreased 2% to $344 million in the first nine months of 2007, compared to $350 million in the first nine months of 2006. Excluding the business transferred in the Agri Sale, net written premiums increased by 21% compared to the first nine months of 2006 due to a $24 million increase in net written premiums in specialty liability products at OBPP, a $15 million increase in net written premiums at IMU and $15 million of net written premiums for Accident and Health business, which commenced operations in 2007.

The specialty lines combined ratio for the first nine months of 2007 was 87%, compared to 88% for the first nine months of 2006. The expense ratio for the first nine months of 2007 decreased 3 points to 30%, primarily due to a 3 point reduction of commission expenses from fronting fees received in the first nine months of 2007 from QBE on renewals of Agri business. The expense ratio also benefitted 1 point from the partial pension settlement. Partially offsetting these decreases was a 2 point increase in the loss and LAE ratio in the first nine months of 2007 to 57%, mainly due to unfavorable large non-catastrophe current accident year losses in the Agri run-off business, partially offset by strong current accident year results at IMU.

Commercial lines. Net written premiums for commercial lines increased by 1% to $557 million in the first nine months of 2007, compared to $549 million in the first nine months of 2006. The increase was primarily due to a $27 million increase in net written premiums in the small business division, principally driven by small business package products. Partially offsetting this increase was $19 million less in net written premiums in the middle market division, due primarily to lower premiums at OBSP as a result of our strategy to manage our exposure to catastrophe losses.

The commercial lines combined ratio for the first nine months of 2007 was 90%, compared to 96% in the first nine months of 2006. The loss and LAE ratio decreased 4 points to 54% in the first nine months of 2007, primarily due to 3 points of favorable development on prior accident years in the first nine months of 2007, compared to 5 points of adverse development on prior accident years in the first nine months of 2006, which were primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes. The decrease in the loss and LAE ratio was partially offset by a 3 point increase in current accident year losses in the first nine months of 2007 partly driven by the pricing environment and partly driven by the unusually low impact of large losses last year. The expense ratio decreased 2 points to 36% in the first nine months of 2007, primarily due to lower policy acquisition expenses as a result of an increased deferral rate of commercial lines policy acquisition costs from the expansion into new states and a 1 point benefit from the partial pension settlement.

Personal lines. Net written premiums for personal lines decreased 14% to $536 million in the first nine months of 2007, compared to $626 million in the first nine months of 2006. The decrease was primarily due to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased competition in the voluntary market, as described above. In traditional personal lines, net written premiums decreased 4% due to an increasingly competitive auto market and state-mandated rate decreases in Massachusetts auto, along with higher reinsurance costs. As described above, in September 2007 OneBeacon decided to seek regulatory approval to cease writing business in Houston General Insurance Exchange and also took actions to reduce its personal lines workforce to make its expense ratio more competitive. Net written premiums for Houston General Insurance Exchange were $13.6 million in the first nine months of 2007, compared to $2.2 million in the first nine months of 2006.

The personal lines combined ratio for the first nine months of 2007 was 94%, compared to 95% for the first nine months of 2006. The loss and LAE ratio decreased to 61% for the first nine months of 2007, compared to 63% for the first nine months of 2006. The first nine months of 2007 included 3 points of favorable development on prior accident years in traditional personal lines and at AutoOne, compared to 1 point of adverse development on prior accident years in the first nine months of 2006. Partially offsetting this decrease was higher than average large loss activity experienced in the first half of 2007, as well as slightly higher current accident year catastrophe losses. The expense ratio increased to 33%, compared to 32% in the first nine months of 2006. The increase was primarily due to the adverse effect of a lower earned premium base compared to the first nine months of 2006. The expense ratio for the first nine months of 2007 included a 2 point benefit from non-recurring items, comprised of 1 point from a state premium tax refund and 1 point from the partial pension settlement. The 2006 period also included the benefit of non-recurring favorable items, including 1 point from a reduction of contingent commission accruals and 1 point related to the favorable settlement of a state franchise tax audit. Both periods included 1 point of office consolidation costs. In addition, the expense ratio for the first nine months of 2007 included 1 point of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to reduce the personal lines workforce.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Gross written premiums	$261.5	$347.0	$1,073.3	$1,352.6
Net written premiums	$222.3	$286.4	$905.3	$1,053.6

Earned insurance and reinsurance premiums	$265.8	$285.8	$870.9	$943.8
Net investment income	54.6	46.1	155.7	130.6
Net realized investment gains	2.8	6.8	44.9	48.0
Other revenue	15.0	31.3	9.5	38.2
Total revenues	338.2	370.0	1,081.0	1,160.6
Losses and LAE	170.3	163.1	537.7	727.3
Insurance and reinsurance acquisition expenses	53.3	65.8	197.9	217.0
Other underwriting expenses	25.2	24.8	86.4	70.3
General and administrative expenses	5.5	5.6	21.7	12.7
Accretion of fair value adjustment to losses and LAE reserves	1.4	.8	4.0	.9
Interest expense on debt	8.2	.4	16.2	1.2
Total expenses	263.9	260.5	863.9	1,029.4
Pre-tax income	$74.3	$109.5	$217.1	$131.2
GAAP ratios:
Losses and LAE	64%	57%	62%	77%
Expense	30	32	32	31
Total Combined	94%	89%	94%	108%

White Mountains Re Results - Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

White Mountains Re’s pre-tax income in the third quarter of 2007 was $74 million and its combined ratio was 94%, compared to pre-tax income of $110 million and a combined ratio of 89% for the third quarter of 2006. The results for the third quarter of 2007 included $22 million, or 8 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from the July floods that occurred in the United Kingdom, the Peru earthquake and hurricanes Dean and Felix. There were no significant catastrophe losses in the comparable prior period. There was no net prior year loss reserve development for the third quarter of 2007, while the third quarter of 2006 included $11 million, or 4 points, of net adverse loss reserve development, primarily from $12 million of adverse development in casualty losses associated with the Risk Capital acquisition in 2000. Additionally, the expense ratio was 2 points lower in the third quarter of 2007, due primarily to changes in business mix to lines of business that have lower ceding commissions. White Mountains Re’s increased combined ratio in the third quarter of 2007 also reflects some pricing deterioration across all lines.

During the third quarter of 2007, gross written premiums decreased by $86 million, or 25%, to $262 million and net written premiums decreased by $64 million, or 22%, to $222 million from the comparable prior year period. The decrease in written premiums in the third quarter of 2007 was across most lines and was due mainly to higher ceding company retentions and pricing, terms and conditions that did not meet White Mountains Re’s underwriting guidelines. In particular, several casualty contracts were either non-renewed, restructured or reduced.

Net investment income in the third quarter of 2007 increased by 18% to $55 million over the prior period mainly due to an increase in invested assets from the transfer of White Mountains Re’s investment in Symetra to White Mountains for cash in December 2006 and from the issuance of the Preference Shares in May 2007.

During the third quarter of 2006, White Mountains Re sold its wholly owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $139 million in cash and recognized a $14 million pre-tax gain on the sale through other revenues. Sirius America was renamed to the “Delos Insurance Company” (“Delos”) subsequent to the sale. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity and accounts for such interest using the equity method. As a result, amounts recorded for White Mountains’ interest in Delos no longer appear in pre-tax segment income. For the third quarter of 2006, Delos contributed $11 million of gross and $6 million of net written premiums.

Other revenue decreased by $16 million to $15 million for the third quarter of 2007, as the third quarter of 2006 included the aforementioned $14 million pre-tax gain from the sale of Sirius America. White Mountains Re’s  interest expense increased by $8 million in the third quarter of 2007, mainly due to interest on the WMRe Senior Notes which were issued during the first quarter 2007.

White Mountains Re Results - Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

White Mountains Re’s pre-tax income in the first nine months of 2007 was $217 million and its combined ratio was 94%, compared to pre-tax income of $131 million and a combined ratio of 108% for the first nine months of 2006. The loss ratio for first nine months of 2007 included $82 million, or 9 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from European windstorms Kyrill and Hanno in the first quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, the Peru earthquake and hurricanes Dean and Felix. These catastrophes were partially offset by $25 million, or 3 points, of net favorable development from prior underwriting years on property lines. The loss ratio for the first nine months of 2006 included net adverse development of $203 million, or 21 points, which included a charge of $137 million arising from the Olympus reimbursement described below, $86 million in adverse development on hurricanes Katrina, Rita and Wilma, $15 million of adverse development from casualty losses associated with the Risk Capital acquisition in 2000, partially offset by favorable development on various lines, including $19 million of favorable development on the agriculture line of business. White Mountains Re also reduced its unallocated loss adjustment expense reserve by approximately $7 million, or less than one point, during the first quarter of 2006 as a result of an evaluation of the remaining run-off contracts at Scandinavian Re, which reduced the combined ratio for the first nine months of 2006 by one point.

For the first nine months of 2007, gross written premiums decreased by $279 million, or 21%, to $1,073 million and net written premiums decreased by $148 million, or 14%, to $905 million from the comparable prior year period. Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, gross written premiums decreased by $208 million, or 16%, and net written premiums decreased by $122 million, or 12%, reflecting reductions in most of our lines of business. The decreases in most lines of business were primarily due to changing pricing, terms, and conditions that no longer meet White Mountains Re’s underwriting guidelines and increased ceding company retentions. These decreases in net written premiums were partially offset by the non-renewal in 2007 of a series of ceded property Second Event Industry Loss Warranty Covers that White Mountains Re had purchased during the first quarter of 2006. White Mountains Re ceded approximately $20 million in premiums related to the Second Event Industry Loss Warranty Covers in the first quarter 2006. These decreases in volume were also partially offset by more favorable foreign currency exchange rates versus the U.S. dollar, particularly the Swedish Krona.

White Mountains Re recognized fee income of $8 million from Olympus and Helicon for the first nine months of 2007, $5 million of which was recorded as other revenues, compared to $11 million of fee income from Olympus and Helicon for the first nine months of 2006, $8 million of which was recorded as other revenues. White Mountains Re has notified Olympus and Helicon that it will not renew the quota share arrangements for 2008. Other revenues for the first nine months of 2007 also included $4 million of realized foreign exchange gains compared to $12 million for the comparable prior period. Additionally, the first nine months of 2006 included a $14 million gain from the sale of Sirius America.

Net investment income in the first nine months of 2007 increased by 19% to $156 million compared to the prior period mainly due to the same factors that contributed to the third quarter increase described above as well as capital contributions of $100 million from White Mountains in June 2006.

For the first nine months of 2007, general and administrative expenses increased by $9 million to $22 million compared to the first nine months of 2006. This increase is mainly due to costs expensed in connection with the issuance of $250 million of non-cumulative perpetual preference shares during the second quarter of 2007 and $400 million face value of senior unsecured notes during the first quarter of 2007, as further discussed below.

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

For the first nine months of 2007, White Mountains Re’s interest expense increased by $15 million, primarily due to the interest on the aforementioned WMRe Senior Notes.

Olympus reimbursement. In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million. This was mostly on Folksamerica Re’s off-shore energy and marine exposures attributable to retrocessional arrangements and business interruption coverage. As a result, Folksamerica Re set its gross loss and LAE reserves as of June 30, 2006 on offshore energy and marine exposures for hurricanes Katrina and Rita at full contract limits. Under the terms of Folksamerica Re’s 2005 quota share reinsurance treaty with Olympus, $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 was ceded to Olympus. However, Folksamerica Holdings entered into an indemnity agreement with Olympus, under which it agreed to reimburse Olympus for up to $137 million of these losses, which were recorded as loss and LAE during the second quarter of 2006. Folksamerica Holdings also waived override commissions on premiums earned by Olympus after March 31, 2006 for reinsurance contracts recommended by White Mountains Re with an effective date of December 31, 2005 and prior.

Esurance

Financial results and GAAP ratios for Esurance for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Gross written premiums	$209.0	$165.3	$604.6	$438.8
Net written premiums	$208.0	$164.4	$601.4	$436.0

Earned insurance and reinsurance premiums	$196.9	$140.5	$556.6	$371.5
Net investment income	7.9	5.2	21.5	13.6
Net realized gains on investments	.3	3.5	2.8	7.0
Other revenue	3.0	1.8	9.1	5.7
Total revenues	208.1	151.0	590.0	397.8
Losses and LAE	165.8	100.5	443.2	265.6
Insurance and reinsurance acquisition expenses	55.7	34.5	150.7	95.8
Other underwriting expenses	11.3	13.5	41.9	35.9
General and administrative expenses	—	.1	.2	.1
Total expenses	232.8	148.6	636.0	397.4
Pre-tax income (loss)	$(24.7)	$2.4	$(46.0)	$.4
GAAP ratios:
Losses and LAE	84%	72%	80%	72%
Expense	34	34%	34	35
Total Combined	118%	106%	114%	107%

Esurance’s pre-tax loss for the third quarter of 2007 was $25 million, compared to pre-tax income of $2 million for the third quarter of 2006. For the first nine months of 2007, Esurance’s pre-tax loss was $46 million, compared to pre-tax income of $.4 million in the first nine months of 2006. Esurance’s GAAP combined ratios of 118% and 114% for the third quarter and first nine months of 2007 were 12 and 7 points higher, respectively, than the comparable periods in 2006. The higher combined ratios and pre-tax losses for both periods were due to higher marketing costs, increased claim severity and increases in loss reserves for prior years.

Esurance’s loss and LAE ratio increased to 84% and 80% for the third quarter and first nine months of 2007, up from 72% for each of the comparable periods in 2006. In the third quarter of 2007, Esurance completed a full review of all outstanding liability claims for 2006 and prior accident years. Based on that review, loss and LAE reserves were increased by $15 million due to higher anticipated severity for bodily injury claims, which added 8 points and 3 points to the loss ratios for the third quarter and the first nine months of 2007, respectively.

The expense ratio of 34% for both the third quarter and first nine months of 2007 was consistent with the comparable prior year periods, as lower other underwriting expense ratios, which White Mountains refers to as operating expense ratios, were offset by higher acquisition cost ratios. The operating expense ratio for the first nine months was down to 7.5% compared to 9.6% in the first nine months of 2006.

Esurance’s net written premiums increased by 27% to $208 million for the third quarter and by 38% to $601 million for the first nine months of 2007, compared to the prior year periods. On a trailing twelve-month basis, Esurance’s net written premiums were $761 million, 43% higher than the same period in 2006. As of September 30, 2007, Esurance’s in-force policy count was 472,000, a 40% increase over September 30, 2006. Esurance now operates in 28 states that represent 85% of total available premiums for the personal automobile insurance industry in the United States. Esurance continues to achieve strong growth in its market, although the growth rate in premium and policies has slowed due to the more competitive environment.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group and White Mountains’ investments in Symetra, Delos and Montpelier Re (until its disposition in May 2007).

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2007 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2007	2006	2007	2006

Gross written premiums	$—	$—	$—	$—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	14.9	9.2	39.7	23.2
Net realized investment gains (losses)	(3.9)	25.7	2.5	50.0
Other revenue	31.5	21.1	95.7	64.8
Total revenues	42.5	56.0	137.9	138.0
Losses and LAE	—	2.5	(10.7)	1.7
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	.7	.5	2.3	1.4
General and administrative expenses	35.1	42.5	128.9	95.6
Interest expense - debt	.2	.5	4.6	.5
Total expenses	36.0	46.0	125.1	99.2
Pre-tax income	$6.5	$10.0	$12.8	$38.8

White Mountains’ Other Operations pre-tax income was $7 million and $13 million for the third quarter and first nine months of 2007 compared to $10 million and $39 million for the third quarter and first nine months of 2006. Net investment income increased by 62% and 71% for the third quarter and first nine months of 2007, due primarily to a higher invested asset base in 2007. Net realized gains for the third quarter of 2006 included $10 million from an increase in value of Montpelier warrants and $11 million from the sale of Montpelier common shares. White Mountains sold its remaining position in Montpelier warrants and common shares during the first quarter of 2007. Net realized gains for the first nine months of 2006 also included a $21 million gain from the redemption of a private equity investment. Other revenues included $30 million and $77 million for the third quarter and first nine months of 2007 related to the consolidation of the Tuckerman Funds, compared to $20 million and $52 million in the 2006 periods.

The Other Operations segment experienced $11 million of favorable development during the second quarter of 2007, primarily due to the settlement of a large claim at British Insurance Company. General and administrative expenses decreased by 17% in the third quarter of 2007 as compared to the third quarter of 2006, due primarily to lower compensation expenses, and increased by 35% in the first nine months of 2007 compared to the first nine months of 2006, due primarily to higher expenses related to the Tuckerman Funds, which were $28 million and $72 million in the third quarter and first nine months of 2007 compared to $17 million and $45 million in the comparable 2006 periods.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of September 30, 2007 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years at September 30, 2007 including short-term investments, to achieve an adequate after-tax total return.

White Mountains’ equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using bottom-up, value discipline. Preservation of capital is of the utmost importance.

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2007 and 2006 follows:

Pre-tax investment results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2007	2006	2007	2006
Net investment income	$128.9	$108.7	$373.6	$311.6
Net realized investment gains	29.9	67.8	192.9	202.8
Net unrealized investment gains	68.1	85.7	50.6	13.0
Total GAAP pre-tax investment gains	$226.9	$262.2	$617.1	$527.4

Gross investment returns versus benchmarks

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Fixed maturity investments	2.3%	2.6%	4.4%	4.5%
Short-term investments	1.1	1.7	3.5	3.7
Total fixed maturities	2.1	2.5	4.2	4.4
Lehman U.S. Aggregate Index	2.8	3.8	3.8	3.1
Common stock	.3	5.1	8.3	13.6
Other investments	3.9	.7	19.6	6.6
Total equities	1.3	3.8	11.5	11.1
S&P 500 Index (total return)	2.0	5.7	9.1	8.5
Total consolidated portfolio	2.0%	2.7%	5.4%	5.5%

White Mountains’ total return on invested assets for the third quarter and the first nine months of 2007 was 2.0% and 5.4% compared to 2.7% and 5.5% in the prior year periods. White Mountains’ fixed maturity portfolio outperformed benchmarks with less volatility, as it avoided the sub-prime mortgage difficulties that have tainted many other investment portfolios, and its equity portfolio performed in line with the market. Both benefitted from the weakening U.S. dollar.

Net investment income of $129 million and $374 million in the third quarter and first nine months of 2007 increased from $109 million and $312 million in the third quarter and first nine months of 2006, principally due to a higher average invested asset base in 2007, resulting from the sale of OneBeacon shares late in 2006 and the issuance of the WMRe Senior Notes and Preference Shares early in 2007. Net realized investment gains of $30 million during the third quarter of 2007 decreased by 56% from $68 million in the third quarter of 2006, which included $15 million in realized gains on Montpelier Re warrants and common shares. In addition, during the third quarter of 2007, White Mountains experienced $11 million of other than temporary impairment losses. Net realized investment gains in the first nine months of 2007 decreased to $193 million from $203 million in the first nine months of 2006, which included a $21 million gain from the redemption of a private equity investment. Pre-tax net unrealized gains decreased to $68 million in the third quarter of 2007, from $86 million in the third quarter of 2006, mainly due to lower returns in the equity portfolio. Pre-tax net unrealized gains increased to $51 million the first nine months of 2007, from $13 million in the first nine months of 2006, mainly due to higher returns in the fixed maturity portfolio.

On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65 million.

Mortgage-backed, Asset-backed Securities

In the past several years, many originators of residential mortgage and home equity loans relaxed their underwriting standards and issued loans to customers with weak credit profiles. This practice is often referred to as sub-prime mortgage lending. Recently, the slowing U.S. housing market has caused many sub-prime mortgage customers to be unable to refinance their mortgage loans, particularly those customers who had adjustable rate mortgages that reset at a higher rate than the rate at the origination of their mortgage. As a result, there have been significantly higher delinquency and foreclosure rates in the United States.

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of September 30, 2007. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2007. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2007, $177.7 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities continue to have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ available for sale mortgage-backed and asset-backed securities holdings as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
Millions	2007	2006
Mortgage-backed securities:
Agency (1)	$1,463.8	$1,029.7
Non-agency	1,447.0	1,877.6
Total mortgage-backed securities	2,910.8	2,907.3

Asset-backed securities:
Credit card	343.4	604.2
Auto	30.0	59.0
Other	8.2	11.7
Total asset-backed securities	381.6	674.9

Total mortgage-backed and asset-backed securities	$3,292.4	$3,582.2

(1)  Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC)

Impairment

See Note 5 - Investments of the accompanying consolidated financial statements for White Mountains’ analysis of other than temporary impairment losses on investment securities.

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

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. This adjustment was not made to fully diluted tangible book value per share for periods prior to December 31, 2006 as the impact was not significant. The reconciliation of fully diluted tangible book value per share to book value per share is included on page 29.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 45.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 32.

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

As of September 30, 2007, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds. During the first nine months of 2007, OneBeacon paid $140 million of dividends to Fund American. During the first nine months of 2007 OneBeacon Ltd. paid $63 million of dividends to its common shareholders, $45 million of which was paid to an intermediate holding company of White Mountains.

White Mountains Re:

Folksamerica Re has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2006 statutory surplus of $1,153 million, Folksamerica Re would have the ability to pay approximately $115 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of September 30, 2007, Folksamerica Re had $48 million of earned surplus. Folksamerica Re did not pay any dividends during the first nine months of 2007.

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

FARe has the ability to declare and pay dividends of up to $76 million in 2007 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements.

WMRUS has the ability to distribute its 2007 earnings without restriction. WMRUS paid $3 million of cash dividends to its parent during the first nine months of 2007.

White Mountains Re paid $392 million of cash dividends from the net proceeds of the WMRe Senior Notes and distributed its $54 million investment in Symetra warrants to its immediate parent during the first quarter 2007. White Mountains Re paid an additional $10 million of dividends to its immediate parent during the third quarter of 2007.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2006 statutory net income, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $4 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of September 30, 2007, Esurance’s top tier regulated insurance operating subsidiary had $27 million of unassigned funds. Esurance did not pay any dividends during the first nine months of 2007.

Capitalization of FARe

During the third quarter of 2007, White Mountains Re increased the capital of its class III Bermuda domiciled reinsurance company, Fund American Reinsurance Company, Ltd. (“FARe”) to $504 million. As part of a larger restructuring, Sirius International first contributed $136 million to FARe, and then White Mountains Re extracted FARe from Sirius International and contributed the net proceeds of its May 2007 Preference Share issuance, or approximately $247 million, to FARe. Additionally, Folksamerica Re received approval from the Insurance Department of the State of New York on October 19, 2007 to redeem $285 million of its common shares. This redemption represents approximately 24% of Folksamerica Re’s statutory surplus as of September 30, 2007. It is anticipated that $250 million of these proceeds will be used to further capitalize FARe during the fourth quarter of 2007.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at September 30, 2007. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($370 million at September 30, 2007) is included in solvency capital.

Insurance Float

Insurance float is an important aspect of White Mountains’ insurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2007 and December 31, 2006:

	September 30,		December 31,
($ in millions)	2007		2006
Total investments	$11,910.3		$11,332.7
Investments held in trust	(308.7)		(338.9)
Cash	172.9		159.0
Investment in unconsolidated affiliates	404.4		335.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	22.9		4.1
Accounts receivable on unsettled investment sales	21.7		8.5
Accounts payable on unsettled investment purchases	(85.4)		(66.8)
Interest-bearing funds held by ceding companies (2)	231.3		226.7
Interest-bearing funds held under reinsurance treaties (3)	(72.3)		(94.5)
Net investment assets	$12,297.1		$11,566.3

Total common shareholders’ equity	$4,732.6		$4,455.3
Minority interest - OneBeacon Ltd.	536.3		490.7
Minority interest - WMRe Group Preference Shares	250.0		—
Debt	1,192.8		1,106.7
Total capital (1)	6,711.7		6,052.7
Unamortized goodwill	(28.7)		(32.5)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	22.9		4.1
Total tangible capital	$6,705.9		$6,024.3

Insurance float	$5,591.2		$5,542.0

Insurance float as a multiple of total tangible capital	0.8	x	0.9	x
Net investment assets as a multiple of total tangible capital	1.8	x	1.9	x

Insurance float as a multiple of common shareholders’ equity	1.2	x	1.2	x
Net investment assets as a multiple of common shareholders’ equity	2.6	x	2.6	x

(1)  Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at September 30, 2007 and December 31, 2006 of $269 million and $262 million, respectively, and $309 million and $339 million, respectively, of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains’ balance sheet until it is redeemed.

(2)  Excludes funds held by ceding companies from which White Mountains does not receive interest credit.

(3)  Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. In previous years, White Mountains has had negative cash flows from operations but has generated significant insurance float from its insurance and reinsurance operations. This is due to the fact that White Mountains’ cash flow from operations does not reflect cash and investments generated by the acquisition of insurance and reinsurance businesses. Post-acquisition, such companies are often placed into partial or complete run-off, thereby resulting in negative cash flows from operations and positive cash flows from investing activities as the investments acquired are liquidated over time to pay claims.

It is White Mountains’ intention to generate low-cost insurance float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
($ in millions)	2007	2006
FAC Senior Notes, carrying value	$698.9	$698.7
WMRe Senior Notes, carrying value	398.9	—
WTM Bank Facility(3)	—	320.0
FAC Bank Facility	—	—
Other debt of operating subsidiaries	95.0	88.0
Total debt	1,192.8	1,106.7

Minority interest - OneBeacon Ltd. (1)	536.3	490.7
Minority interest - WMRe Group Preference Shares	250.0	—
Total common shareholders’ equity	4,732.6	4,455.3
Total capital (2)	6,711.7	6,052.7
Unamortized goodwill	(28.7)	(32.5)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	22.9	4.1
Total tangible capital	$6,705.9	$6,024.3

Total debt to total tangible capital	18%	18%
Total debt and Preference Shares to total tangible capital	22%	18%

(1)  The minority interest arising from White Mountains’ ownership in OneBeacon Ltd. has been included in White Mountains’ capitalization table because this capital supports debt service on the FAC Senior Notes and the other indebtedness of OneBeacon.

(2)  The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference of $269 million and $262 million at September 30, 2007 and December 31, 2006, respectively, was not included in total capital because it was economically defeased in connection with the OneBeacon Offering.

(3)  The $320.0 million outstanding on December 31, 2006 was under White Mountains’ previous credit facility, which was refinanced in June 2007 (See below).

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

In March 2007, WMRe Group issued $400.0 million face value of senior unsecured debt at an issue price of 99.715%, which resulted in net proceeds of $392 million. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including an interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.

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

During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants. As of September 30, 2007, the WTM Bank Facility was undrawn.

In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011 (the “ FAC Bank Facility”), which, as of September 30, 2007, was undrawn.

Repurchase of White Mountains common shares

On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141 million, in a transaction with an institutional investor. This transaction is the first repurchase under the previously announced share repurchase plan authorized by White Mountains’ Board of Directors on November 17, 2006. There are 717,659 shares remaining for future share repurchases under the plan.

Detailed information concerning White Mountains’ liquidity and capital resource activities during the nine months ended September 30, 2007 and 2006 follows:

For the nine months ended September 30, 2007

Financing and Other Capital Activities

In May 2007, White Mountains Re received net proceeds of $246 million through the issuance of the Preference Shares. White Mountains Re declared and paid a $2 million cash dividend on these shares in June 2007.

In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent. White Mountains used a portion of these proceeds to repay its $320 million outstanding balance on its existing bank facility.

During the first nine months of 2007, the Company declared and paid cash dividends of $65 million to its common shareholders.

During the first nine months of 2007, OneBeacon Ltd. declared and paid cash dividends of $63 million to its common shareholders, $45 million of which was received by an intermediate holding company of White Mountains. On June 30, 2007, OneBeacon repaid $20 million of its mandatorily redeemable preferred stock using funds that were held in trust for the purpose of economically defeasing the preferred stock. OneBeacon also paid $22 million in dividends on its mandatorily redeemable preferred stock during the first nine months of 2007 using funds that were held in trust for the purpose of economically defeasing the preferred stock.

During the first nine months of 2007, OneBeacon declared and paid dividends of $140 million to Fund American. Also during the first nine months of 2007, White Mountains Re paid $10 million of dividends to its immediate parent in addition to the $392 million described above.

Acquisitions and Dispositions

During the third quarter of 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers’ Insurance Company, to a third party for $48 million in cash.

During the third quarter of 2007, OneBeacon Ltd. repurchased and retired 274,244 of its common shares for $6 million as part of its previously announced share repurchase plan.

During the first quarter of 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon’s employee stock ownership plan for proceeds of $17 million.

On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65 million.

Other Liquidity and Capital Resource Activities

During the first nine months of 2007, the Company issued a total of 9,750 common shares to its employees through the exercise of Options during the period and received cash proceeds of $2 million in connection with these Option exercises. The Company also accepted 4,465 common shares from an employee in satisfaction of a $3 million employee withholding tax liability associated with the vesting of Restricted Shares.

During the first nine months of 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 63,300 target performance shares at payout levels ranging from 145% to 186% of target.

For the nine months ended September 30, 2006

Financing and Other Capital Activities

During the first nine months of 2006, White Mountains declared and paid cash dividends of $65 million and $23 million to holders of common shares and mandatorily redeemable preferred stock, respectively.

During the nine months ended September 30, 2006, OneBeacon declared and paid cash dividends of $90 million to Fund American. Also during the nine months ended September 30, 2006, White Mountains Re paid $35 million of dividends to its immediate parent.

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

On September 29, 2006, OneBeacon sold certain assets and the right to renew existing policies of its Agri division to a third party for $32.0 million in cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2006 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of September 30, 2007, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2007.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) for breach of contract and negligence with respect to agreements with Liberty Mutual (the “Liberty Agreements”). The portion of the contract claim relating to OneBeacon Insurance Company was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon’s claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (“USDC”) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. OneBeacon filed motions to confirm the award and deny the petition to vacate. Resolution of these issues is expected in the near future. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual’s claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries).

In January 2006, Liberty Mutual initiated an arbitration proceeding (the “ULAE Arbitration”) against OneBeacon asserting it is owed approximately $68 million  in connection with unallocated loss adjustment expenses (“ULAE”), under the Liberty Agreements. OneBeacon believes that Liberty’s calculation of ULAE is inconsistent with the terms of the Liberty Agreements. As of June 30, 2007, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreements. Hearings are expected to commence on the contract interpretation issues in 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were resolved in OneBeacon’s favor.

As of September 30, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Item 1A.	Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2006, the Company’s Board of Directors authorized the repurchase up to 1,000,000 of the Company’s common shares, from time to time, subject to market conditions. Common shares may be purchased in the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares. As of September 30, 2007, there were no repurchases of common shares made under this authorization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

11	-	Statement Re Computation of Per Share Earnings **
31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

(Registrant)

Date: November 5, 2007	By:	/s/ J. Brian Palmer
J. Brian Palmer Chief Accounting Officer