Form 10-K
period 2007-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2008-02-29
CIK 776867

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2007, was $6,022,012,862.

          As of February 28, 2008, 10,547,334 common shares, par value of $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 29, 2008 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	2
	General	2
	OneBeacon	3
	White Mountains Re	14
	Esurance	24
	Other Operations	27
	Investments	29
	Regulation	31
	Ratings	35
	Employees	36
	Available Information	36
ITEM 1A.	Risk Factors	36
ITEM 1B.	Unresolved Staff Comments	42
ITEM 2.	Properties	42
ITEM 3.	Legal Proceedings	43
ITEM 4.	Submission of Matters to a Vote of Security Holders	43
Executive Officers of the Registrant and its Subsidiaries		44
PART II
ITEM 5.	Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	45
ITEM 6.	Selected Financial Data	46
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
	Non-GAAP Financial Measures	64
	Liquidity and Capital Resources	65
	Transactions With Related Persons	74
	Critical Accounting Estimates	74
	Forward-Looking Statements	95
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	96
ITEM 8.	Financial Statements and Supplementary Data	99
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	99
ITEM 9A.	Controls and Procedures	99
ITEM 9B.	Other Information	99
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	99
ITEM 11.	Executive Compensation	99
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	100
ITEM 14.	Principal Accounting Fees and Services	100
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	100
CERTIFICATIONS		C-1

PART I

Item 1.    Business

GENERAL

        White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. Within this report, the term "White Mountains" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains' reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

        The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. ("OneBeacon Ltd."), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively "OneBeacon"), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 from Aviva plc. ("Aviva"), formerly CGNU, (the "OneBeacon Acquisition"). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.'s common shares in an initial public offering (the "OneBeacon Offering"). As of December 31, 2007, White Mountains owned 72.9% of OneBeacon Ltd's outstanding common shares.

        The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, "White Mountains Re"). White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company ("Folksamerica"), Sirius International Insurance Corporation ("Sirius International") and White Mountains Re Bermuda Ltd. ("WMRe (Bermuda)", formerly Fund American Reinsurance Company, Ltd.). White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. ("WMRUS"). During the third quarter of 2006, White Mountains Re sold one of its subsidiaries, Sirius America Insurance Company ("Sirius America"), to an investor group. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. ("Delos"), and accounts for Delos on the equity method within its Other Operations segment.

        The Esurance segment consists of Esurance Holdings, Inc., and its subsidiaries (collectively, "Esurance"). Esurance sells personal auto insurance directly to customers online and through select online agents.

        White Mountains' Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC ("WM Advisors"), its weather risk management business ("Galileo"), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. ("WM Life Re"), as well as the International American Group, Inc. (the "International American Group") and various other entities not included in the other segments. The International American Group, consists of American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), both of which are in run-off. The Other Operations segment also includes White Mountains' investments in common shares and warrants to purchase common shares of Symetra Financial Corporation ("Symetra"), its investments in Delos and Pentelia Investment Ltd. ("Pentelia") and the consolidated results of the Tuckerman Capital, LP and Tuckerman Capital II, LP funds (the "Tuckerman Funds").

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

ONEBEACON

        OneBeacon, whose United States headquarters is in Canton, Massachusetts, is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, OneBeacon has been placing business for more than 175 years through independent insurance agencies, its primary distribution channel. At December 31, 2007 and 2006, OneBeacon had $9.5 billion and $9.9 billion of total assets, respectively, and shareholder's equity of $1.9 billion and $1.8 billion, respectively. At December 31, 2007 and 2006, White Mountains recorded $517 million and $491 million of minority interest related to its ownership in OneBeacon. OneBeacon wrote approximately $1.9 billion and $2.0 billion in net written premiums in 2007 and 2006, respectively. As of February 28, 2008, OneBeacon's principal operating insurance subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best and "A" (Strong, the sixth highest of twenty-one ratings) by Standard & Poor's, rating agencies that specialize in the insurance and reinsurance industry.

Property and Casualty Insurance Overview

        Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a home and the personal property in it, or a business' building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

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

        The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio under accounting principles generally accepted in the United States ("GAAP") is calculated by adding the ratio of incurred loss and LAE to earned premiums (the "loss and LAE ratio") and the ratio of policy acquisition and other underwriting expenses to earned premiums (the "expense ratio"). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Lines of Business

        OneBeacon's business is managed through three major underwriting units: specialty lines, commercial lines and personal lines. OneBeacon's specialty lines businesses are national in scope, while its commercial and personal lines businesses have been concentrated primarily in the Northeastern United States.

        For the twelve months ended December 31, 2007, 2006 and 2005, OneBeacon's net written premiums by line of business were as follows:

Net written premiums by line of business	Year Ended December 31,
Millions
	2007	2006	2005
Specialty	$446.2	$437.6	$548.8
Commercial	727.7	718.3	654.4
Personal	690.4	800.6	910.2
Run-off	.1	1.1	7.7

Total	$1,864.4	$1,957.6	$2,121.1

  Specialty lines

        OneBeacon's specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. OneBeacon provides distinct products and offers tailored coverages and services, managed by teams of market specialists. OneBeacon's specialty businesses include:

  •
  OneBeacon Professional Partners ("OBPP"):  Formed in 2002, OBPP is a provider of specialty liability products primarily focused on the health-care industry. Additional products include media liability and lawyers' professional liability insurance. OBPP's health-care products include hospital professional liability ("HPL"), long-term care liability, ("LTC"), HMO reinsurance, providers excess insurance and managed care errors and omissions, ("MCE&O"). HPL, LTC and MCE&O protect against claims for negligence arising from direct patient treatment, such as diagnoses, rendering opinions or referrals, and coverage for professional committee activities. HMO reinsurance and provider excess insurance are financial products designed to protect capitated providers or facilities from catastrophic medical events. In 2005, OBPP broadened its capabilities through two acquisitions and the formation of a new business. First Media Insurance Specialists, Inc. was acquired to distribute OBPP's new product line of primary and excess media liability coverages targeting small-to-midsized media companies, which include publishers, broadcasters and authors. OBPP also acquired the renewal rights to the HPL and MCE&O business of Chubb Specialty Insurance. Additional net written premiums from both transactions totaled $38 million in both 2007 and 2006. In November 2005, OBPP began offering lawyers' professional liability coverage targeting law firms employing fewer than 150 attorneys.

  •
  International Marine Underwriters ("IMU"):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. The IMU acquisition from Crum & Forster in the early 1990s doubled the company's book of marine business. IMU coverages include physical damage or loss, and general liability for cargo and commercial hull, both at primary and excess levels, marinas, including a "package" product (comprehensive property and liability coverage), and yachts (the offerings for which were strengthened by IMU's acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency). IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

  •
  A.W.G. Dewar ("Dewar"):  A provider of tuition reimbursement insurance since 1930, Dewar's product protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100% of tuition, room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

  •
  Specialty Accident & Health ("A&H"):  Formed in November 2006, this group provides accident insurance coverages to large employers (generally Fortune 1000 companies) on a group basis. Product coverages include corporate accident, travel accident and occupational accident coverage primarily targeted to the trucking industry. This group conducts business through independent agents and brokers and selectively markets directly to customers.

  •
  Government Risk Solutions ("GRS"):  Formed in March 2007, this group offers property and casualty products for government entities. The products include automobile, property, general liability and professional liability coverages. The professional liability offerings consist of law enforcement, public officials and employment practice coverages. Markets served include cities/towns/townships, counties, transit authorities, government agencies, pools (groups of public entities) and special districts. GRS strategically distributes its products through agents and brokers.

        OneBeacon offered additional rural and farm related products through National Farmers Union Property and Casualty Company ("NFU") until its sale on September 30, 2005 and commercial farm and ranch and commercial agricultural products through its Agri division until the sale of the renewal rights of its policies on September 29, 2006.

        For the twelve months ended December 31, 2007, 2006 and 2005, OneBeacon's specialty lines net written premiums were as follows:

Specialty lines net written premiums	Year Ended December 31,
Millions
	2007	2006	2005
OBPP	$213.9	$179.3	$149.5
IMU	158.6	139.9	133.6
Other on-going specialty lines	73.7	53.7	49.2

Total on-going specialty lines	446.2	372.9	332.3
NFU(1)	—	—	132.5
Agri(1)	—	64.7	84.0

Total specialty lines	$446.2	$437.6	$548.8

(1)
OneBeacon sold NFU on September 30, 2005 and sold the renewal rights to its Agri division policies on September 29, 2006.

  Commercial lines

        OneBeacon provides insurance solutions for middle market and small businesses through products that target particular industry groups with customized coverages and services. OneBeacon has begun to expand selectively into new geographic territories that align well with OneBeacon's approach to target specific customer segments.

        OneBeacon's middle market accounts typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase "package" policies (combination policies offering property and liability coverage). OneBeacon targets 14 distinct customer groups including technology, financial institutions, professional services, wholesalers, metalworkers and commercial real estate, among others. OneBeacon also produces some standard commercial business that is not targeted to a specific industry group. By partnering with its specialty lines businesses, OneBeacon's middle market commercial lines business can deliver a seamless, comprehensive insurance solution. OneBeacon has also formed strategic partnerships with specialized insurance agencies to offer OneBeacon coverage to targeted customer groups such as technology companies and community banks.

        Included in the middle market division of OneBeacon is OneBeacon Specialty Property ("OBSP"). Formed in 2004, OBSP provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP has a preference for principally low catastrophe-exposed risks. However, OBSP is exposed to large catastrophes, like Hurricane Katrina, that may cause losses to insured property in excess of its policies' attachment points. OBSP manages its catastrophic wind, earthquake and terrorism risks within the OneBeacon catastrophe management programs, including individual risk and portfolio-loss modeling and reinsurance protection. OneBeacon's excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

        OneBeacon also markets package, automobile, workers compensation and umbrella coverage to small businesses, which typically generate annualized premiums ranging from $500 to $25,000. OneBeacon targets 14 industry groups as well as some association and group businesses with products that provide a highly competitive solution for select agents. OneBeacon's small-business growth strategy is to target insurance networks of suburban and rural agents who represent a strong customer base in those areas. OneBeacon's proprietary web platform has expedited underwriting at the point of sale, which has enabled growth in new territories while limiting the need for much incremental infrastructure. In the first quarter of 2006, OneBeacon introduced a small business service center to handle customer administration for enrolled agents.

        OneBeacon's commercial lines products include:

  •
  Package:  consists of combination policies offering property and liability coverage.

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

  •
  Property:  covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes.

  •
  General liability:  covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and the products it manufactures or sells.

        For the years ended December 31, 2007, 2006 and 2005, commercial lines net written premiums were as follows:

Commercial lines net written premiums	Year Ended December 31,
Millions
	2007	2006	2005
Middle market excluding OBSP	$557.6	$564.8	$531.6
OBSP	32.2	51.2	43.6

Total middle market	589.8	616.0	575.2
Small business	137.9	102.3	79.2

Total commercial lines	$727.7	$718.3	$654.4

  Personal lines

        OneBeacon's personal lines underwriting unit provides homeowners insurance, segmented private passenger automobile and package policies (package products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages) sold through select independent agents. OneBeacon refers to this business, management services provided to reciprocal insurance exchanges and the consolidation of reciprocal insurance exchanges described below, as traditional personal lines.

        In 2004, OneBeacon created a highly segmented product suite, called OneChoice, under which it is able to offer the appropriate risk-adjusted product and pricing to its customers. OneChoice is a multi-tiered product suite that enables OneBeacon to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of its customers and increase OneBeacon's market penetration. OneBeacon regularly refines its product features and rating plans to optimize target market production. Ease of use is a critical aspect of this business. Agents can access OneChoice through either OneBeacon's proprietary agent portal or through comparative rating engines. The availability of multiple channels to access OneBeacon's product offerings provides increased opportunities for new business.

        Within OneBeacon's personal lines underwriting unit, OneBeacon also provides management services for a fee to three reciprocal insurance exchanges ("reciprocals") that OneBeacon has created and capitalized by lending the reciprocals funds in exchange for surplus notes. Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. As required by GAAP, White Mountains' consolidated financial statements reflect the consolidation of these reciprocals (See Note 18—"Variable Interest Entities").

        OneBeacon's personal lines products include:

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

        OneBeacon's personal lines underwriting unit also includes AutoOne Insurance ("AutoOne"). Formed in 2001, AutoOne is a market leader in "assigned risk" business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by transferring their assignments to another insurer or by utilizing various "credits" (i.e. take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assigned Distribution, or LAD, and Commercial Limited Assigned Distribution, or CLAD, and credit programs to insurance carriers. While AutoOne was able to expand its product offerings to an additional 12 states in 2006, its overall volume of business decreased due to a significant decrease in the involuntary market in New York and New Jersey, where the majority of AutoOne's assigned risk business is generated. AutoOne now provides 28 LAD and CLAD programs in 22 states where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

        AutoOne also writes "voluntary take-out business" (policies "taken out" of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it manages for its clients and from select insurance brokers to replace its clients assigned risk policy with an AutoOne policy. AutoOne receives credits for all policies taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations, or to sell to other carriers that can use the credits to reduce their own quota obligations. In 2007, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers or used internally to reduce OneBeacon's own assigned risk quota obligation.

        For the years ended December 31, 2007, 2006 and 2005, personal lines net written premiums were as follows:

Personal lines net written premiums	Year Ended December 31,
Millions
	2007	2006	2005
Traditional excluding reciprocals	$338.0	$492.7	$618.8
Reciprocals(1)	221.3	93.2	43.5

Traditional personal lines	559.3	585.9	662.3
AutoOne	134.6	222.6	248.8
Other(2)	(3.5)	(7.9)	(.9)

Total personal lines	$690.4	$800.6	$910.2

(1)
Adirondack Insurance Exchange, a reciprocal insurance exchange, began writing new and renewing traditional personal lines policies in the second half of 2006.

(2)
Represents elimination between traditional personal lines and AutoOne.

Geographic Concentration

        OneBeacon's net written premiums are derived solely from business produced in the United States. Business from specialty, personal and commercial lines was produced in the following states:

	Year Ended December 31,
Specialty, personal and commercial net written premiums by state
	2007	2006	2005
New York	22%	27%	27%
Massachusetts	16	17	17
California	8	9	7
New Jersey	8	8	9
Maine	6	6	6
Connecticut	6	5	5
Other(1)	34	28	29

Total	100%	100%	100%

(1)
No individual state is greater than 3% of specialty, personal or commercial net written premiums for the years ended December 31, 2007, 2006 and 2005.

Marketing

        OneBeacon offers its products through a network comprised of independent insurance agents, regional and national brokers and wholesalers. OneBeacon's distribution relationships consist of approximately 2,840 select agencies and brokers. No agency or broker produced more than 3% of OneBeacon's direct written premiums during 2007.

        OneBeacon's specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through nine branch locations throughout the United States. Its products are distributed through a network of select agents that specialize in marine business. Dewar's affiliate, A.W.G. Dewar Agency, which is headquartered in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. GRS distributes its products through agents and brokers.

        The majority of OneBeacon's commercial and personal lines products are distributed through select independent insurance agents. OneBeacon protects the integrity of its franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with its target markets and specialized capabilities. OneBeacon believes that independent insurance agents add value because they conduct more complete assessments of their clients' needs, which in turn results in more appropriate coverages and prudent risk management. OneBeacon also believes that independent agents will continue to be a significant force in overall industry premium production including the facilitation of cross-selling of specialty, commercial and personal business products. OneBeacon's commercial lines middle-market business, OBSP, provides its excess property solutions primarily through surplus lines wholesalers. In New York, AutoOne personal lines business generates take-out credits by writing policies from select insurance brokers that were previously in the New York Automobile Insurance Plan, or NYAIP. AutoOne sells these credits to insurance companies subject to NYAIP assignments. AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions.

        Each year, OneBeacon designates its top performing agencies as "Lighthouse Partners", a program designed to strengthen these priority relationships and build those books of business. This program was introduced in the second quarter of 2006 and provides enhanced benefits such as priority account handling, access to OneBeacon's entire franchise of products, preferred profit-sharing opportunities, and priority access to OneBeacon's producer development school and co-op advertising program. There were 95 agencies that achieved this designation in 2007. OneBeacon's Lighthouse Partners represent fewer than 3% of OneBeacon's agencies but write approximately 20% of OneBeacon's business and over 20% of OneBeacon's new business. OneBeacon believes that its Lighthouse Partners are the core of its distribution and marketing system and that this deeper mutual commitment will benefit both these agencies and OneBeacon.

Underwriting and Pricing

        OneBeacon believes there must be a realistic expectation of attaining an underwriting profit on all the business it writes, as well as a demonstrated fulfillment of that expectation over time. Adequate pricing is a critical component for achieving an underwriting profit. OneBeacon will underwrite its book with a disciplined approach towards pricing its insurance products and is willing to forgo a business opportunity if it believes that the opportunity is not priced appropriately to the exposure.

        Specialization—or a heightened focus on certain customer groups and/or geographies through products, pricing and expertise—is a key driver of OneBeacon's strategy in specialty lines and is being extended into OneBeacon's commercial and personal businesses. The proprietary knowledge OneBeacon develops regarding the industry, class and risk characteristics provides it with a competitive edge for its terms and conditions on individual accounts. OneBeacon believes that specialization will result in superior returns as compared to a more "generalist" underwriting approach.

        OneBeacon has used tiered rating plans since 2003 in both its commercial and personal lines, which permits it to offer more tailored price quotes to its customers based on underwriting criteria applicable to each tier. The enhanced accuracy and precision of OneBeacon's rate plans enable it to more confidently price its products to the exposure, and thereby permits its agency partners to deliver solutions to a broader range of customers.

        OneBeacon also monitors pricing activity on a weekly basis and regularly measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval, OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition

        Property and casualty insurance is highly competitive. In specialty lines, OneBeacon competes with numerous regional and national insurance companies, most notably The Chubb Corporation, American International Group, The Travelers Companies, Inc. and CNA Financial Corporation. In commercial and personal lines, OneBeacon competes with numerous regional and national insurance companies, most notably The Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company and Liberty Mutual Insurance Company ("Liberty Mutual"). The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and claims service. OneBeacon's underwriting principles and dedication to independent agency distribution are unlikely to make it the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, OneBeacon believes that its dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers.

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

        Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. OneBeacon takes a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of approximately fifty metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against the implementation of an expense containment program that will cost OneBeacon more than it expects to save.

        OneBeacon's claims department utilizes a claims workstation that records reserves, payments and adjuster activity and assists each claim handler in evaluating bodily injury claims, determining liability and identifying fraud. OneBeacon's commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under its staff counsel program, OneBeacon's in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel.

        Calendar year reported claims in OneBeacon's run-off operations were 1,800 in 2007 compared to 2,400 in 2006, a 25% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 3,400 in 2005, 5,900 in 2004 and 64,800 in 2003. Total open claims for run-off operations were 5,500 at December 31, 2007 compared to 7,300 at December 31, 2006, a 25% reduction, which reflects the success of OneBeacon's focus on settling claims from its run-off operations. Total open claims for run-off operations were 10,200 in 2005, 14,600 in 2004 and 33,000 in 2003. These numbers included all of the run-off claims that were previously handled by Liberty Mutual as a Third Party Administrator ("TPA") pursuant to a renewal rights agreement (the "Liberty Agreement"). Under the Liberty Agreement, which expired on October 31, 2003, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual. Most of OneBeacon's claims for run-off operations are handled by in-house adjusters.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract from the National Indemnity Company ("NICO") to help protect against potential asbestos and environmental ("A&E") claims relating to the pre-acquisition period (the "NICO Cover"). See the discussion in the "Reinsurance Protection" section below. NICO has retained a TPA, Resolute New England ("Resolute"), formerly Cavell USA, to manage the claims processing for A&E claims reinsured under the NICO Cover. OneBeacon's claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel perform claim audits on Resolute to ensure their controls, processes and settlements are appropriate. For more information regarding OneBeacon's A&E exposures, see the "Asbestos and Environmental Reserves" discussion included in "CRITICAL ACCOUNTING ESTIMATES" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Reinsurance Protection and Catastrophe Management

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by hurricanes, earthquakes, wildfires and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon uses models (primarily AIR V.9) to estimate the losses its exposures would generate under various scenarios as well as the probability of those losses occurring. OneBeacon uses these model outputs in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single-event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

        OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2007, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2008. The program provides coverage for all of OneBeacon's property business including automobile physical damage, as well as terrorism coverage for non-Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") events (excluding nuclear, biological, chemical and radiological). Under the program, the first $150 million of losses resulting from a single catastrophe are retained by OneBeacon and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event) based on OneBeacon's catastrophe modeling. Actual losses incurred by OneBeacon resulting from any particular catastrophic event may be substantially different than modeled losses from such event.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from "certified" events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear biological or chemical means. The program also covers personal and commercial property losses resulting from "non-certified" events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

        OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $100 million. OneBeacon may purchase individual risk facultative reinsurance above $100 million in certain circumstances. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In connection with the OneBeacon Acquisition in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One contract is the NICO Cover, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon's predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2007, OneBeacon has ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation ("GRC") for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the "GRC Cover"). As of December 31, 2007, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be small.

        Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from reinsurers is critical to its financial strength. See Note 4—"Third Party Reinsurance" in the accompanying Consolidated Financial Statements for a discussion of the largest balances due from OneBeacon's reinsurers.

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

        In December of 2007, the United States government extended the Terrorism Act until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the Federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "backstop", primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $170 million in 2008. The aggregate industry retention level is $27.5 billion in 2008. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2008 up to a total of $100.0 billion.

        The catastrophe reinsurance protection that OneBeacon currently has obtained provides coverage for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. See the discussion in the "Reinsurance Protection and Catastrophe Management" section above for a further description of OneBeacon's catastrophe program.

        OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon's guideline is to control its exposures so that its total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas. OneBeacon monitors its terrorism exposures from existing policies on a quarterly basis, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, OneBeacon believes that it has taken appropriate actions to limit its exposure to losses from terrorist attacks and it will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to OneBeacon.

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

        The following information presents (1) OneBeacon's reserve development over the preceding seven years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities ("Statutory" basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2007. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability between original balance sheet dates and the re-estimated liability through December 31, 2007.

		OneBeacon Loss and LAE Years Ended December 31,
($ in millions)	June 1, 2001(1)
		2001	2002	2003	2004	2005	2006	2007
I. Liability for unpaid losses and LAE:
Gross balance(2)	$7,011.1	$8,425.2	$7,630.5	$6,237.7	$5,465.3	$5,713.4	$5,108.2	$4,718.8
Less: reins. recoverables on unpaid losses and LAE	(2,316.7)	(3,609.7)	(3,560.6)	(2,980.4)	(2,704.5)	(3,382.0)	(3,079.7)	(2,850.6)

Net balance	$4,694.4	$4,815.5	$4,069.9	$3,257.3	$2,760.8	$2,331.4	$2,028.5	$1,868.2

II. Cumulative net amount of liability paid through:
1 year later	1,288.1	1,891.3	1,656.6	1,463.5	1,239.3	1,004.6	769.8	—
2 years later	2,661.2	3,100.5	2,834.2	2,374.6	1,926.2	1,547.8
3 years later	3,715.3	4,039.6	3,598.1	2,910.0	2,356.9
4 years later	4,480.6	4,634.2	4,049.5	3,236.0
5 years later	4,950.8	4,980.6	4,317.8
6 years later	5,233.4	5,197.1
7 years later	5,415.0

III. Net liability re-estimated as of:
1 year later	4,759.0	4,872.9	4,216.7	3,357.4	2,855.8	2,354.3	1,980.2	—
2 years later	4,899.7	5,155.0	4,337.0	3,480.5	2,858.1	2,387.2
3 years later	5,348.4	5,244.0	4,453.3	3,496.3	2,945.3
4 years later	5,423.0	5,327.4	4,473.6	3,620.5
5 years later	5,489.2	5,348.9	4,605.5
6 years later	5,499.1	5,477.5
7 years later	5,613.4

IV. Cumulative net (deficiency)/redundancy	$(919.0)	$(662.0)	$(535.6)	$(363.2)	$(184.5)	$(55.8)	$48.3	—
Percent (deficient)/redundant	(19.6)%	(13.7)%	(13.2)%	(11.2)%	(6.7)%	(2.4)%	2.4%	—

V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	$9,893.4	$10,108.9	$9,182.5	$7,513.0	$6,467.0	$5,793.1	$5,055.0	—
Less: gross re-estimated reinsurance recoverable	(4,280.0)	(4,631.4)	(4,577.0)	(3,892.5)	(3,521.7)	(3,405.9)	(3,074.8)	—

Net re-estimated liability	$5,613.4	$5,477.5	$4,605.5	$3,620.5	$2,945.3	$2,387.2	$1,980.2	—

VI. Cumulative gross (deficiency)/redundancy	$(2,882.3)	$(1,683.7)	$(1,552.0)	$(1,275.3)	$(1,001.7)	$(79.7)	$53.2	—
Percent (deficient)/redundant	(41.1)%	(20.0)%	(20.3)%	(20.4)%	(18.3)%	(1.4)%	1.0%	—

(1)
OneBeacon became a wholly-owned subsidiary of White Mountains on June 1, 2001.

(2)
Amounts reported in the table do not include adjustments for purchase accounting related to the OneBeacon Acquisition.

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Statutory reserves	$3,564.5	$3,863.9	$4,253.4
Reinsurance recoverable on unpaid losses and LAE(1)	1,190.9	1,280.5	1,455.2
Reserves allocated from other segments, net	—	—	41.6
Purchase accounting	(238.5)	(270.5)	(317.5)
Other(2)	(36.6)	(36.2)	(36.8)

GAAP reserves	$4,480.3	$4,837.7	$5,395.9

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

(2)
Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount.

OneBeacon's Intermediate Holding Companies

        OneBeacon's intermediate holding companies include Fund American Enterprises Holdings, Inc. ("FAEH") and Fund American Companies, Inc. ("Fund American"), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

        In May 2003, Fund American issued $700 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Fund American Senior Notes"). The Fund American Senior Notes bear an annual interest rate of 5.9% until maturity in May 2013. White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the Fund American Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the Fund American Senior Notes. If White Mountains' voting interest in OneBeacon Ltd.'s common shares ceases to represent more than 50% of all of OneBeacon Ltd.'s voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the Fund American Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the guarantee. In the event that White Mountains' guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

        As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc. ("Berkshire") invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the "Berkshire Preferred Stock"), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. During 2004, Berkshire exercised its warrants for $294 million in cash.

        Also as part of the financing of the OneBeacon Acquisition, Zenith Insurance Company purchased $20 million in cumulative non-voting preferred stock of FAEH (the "Zenith Preferred Stock"). The Zenith Preferred Stock received dividends of 2.5% per quarter through June 30, 2007. OneBeacon redeemed the Zenith Preferred Stock in the second quarter of 2007 for $20 million, its redemption value.

        In connection with the OneBeacon Offering, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to provide for the remaining dividend and redemption payments for the $20 million Zenith Preferred Stock and the $300 million Berkshire Preferred Stock. Assets held in one of the trusts were used to repay the Zenith Preferred Stock in June 2007, while assets held in the remaining trust will be used to repay the Berkshire Preferred Stock in May 2008. The creation and funding of this trust did not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trust remain segregated from OneBeacon's other general assets and are not available for any use other than the payment of dividends and redemption of the Berkshire Preferred Stock. The assets held in trust remain subject to the claims of Fund American's creditors in the event that Fund American becomes insolvent.

        In connection with the OneBeacon Offering, Fund American established a $75 million revolving credit facility that matures in November 2011 (the "Fund American Bank Facility"). As of December 31, 2007, the Fund American Bank Facility was undrawn.

WHITE MOUNTAINS RE

        White Mountains Re is a global multi-line reinsurance organization that provides reinsurance for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica, Sirius International and WMRe (Bermuda). Folksamerica is a multi-line property and casualty reinsurer that provides reinsurance primarily in the United States, Canada, Continental Europe, Latin America, the Caribbean and Japan. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia. During the third and fourth quarters of 2007, White Mountains Re increased the capital of WMRe (Bermuda), its class III Bermuda domiciled reinsurance company. WMRe (Bermuda)'s capital as of December 31, 2007 was $776 million.

        WMRUS provides reinsurance underwriting advice and reinsurance portfolio analysis services to Sirius International and Folksamerica. In exchange for these services, WMRUS receives fee income on the business it refers.

        White Mountains Re has offices in Belgium, Bermuda, Chicago, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich.

        At December 31, 2007 and 2006, White Mountains Re had $7.4 billion and $7.3 billion of total assets and $1.9 billion and $2.1 billion of shareholder's equity, respectively. Folksamerica is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best and "A-" (Strong, the seventh highest of twenty-one ratings) by Standard & Poor's. Sirius International is rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best and "A-" (Strong, the seventh highest of twenty-one ratings) by Standard & Poor's. WMRe (Bermuda) is rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best.

        White Mountains Re has completed several significant transactions involving interests in other insurance and reinsurance organizations. In most cases the transactions were acquisitions of entities that were owned by organizations that no longer considered them core businesses. Since 2000, White Mountains Re has completed the following significant transactions:

  •
  On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. and its wholly-owned subsidiary, Helicon Reinsurance Company, Ltd. ("Helicon"), a Bermuda domiciled reinsurance company, for approximately $150 million in cash. White Mountains Re did not acquire any infrastructure or employees.

  •
  On December 22, 2006, White Mountains Re acquired Mutual Service Casualty Insurance Company ("Mutual Service"), a Minnesota-domiciled, run-off insurer for $34 million in cash. Mutual Service was renamed Stockbridge Insurance Company ("Stockbridge") as part of a sponsored demutualization and conversion to a stock company which was formerly affiliated with Illinois-based Country Insurance & Financial Services ("Country"). As part of the transaction, Country provided Stockbridge with approximately $25 million of reinsurance protection in excess of Stockbridge's carried reserves as of September 30, 2006. White Mountains Re did not acquire any infrastructure or employees and is managing Stockbridge's run-off administration through the use of a TPA under White Mountains Re's direction. On October 1, 2007, substantially all of the assets and liabilities of Stockbridge were transferred to Folksamerica through a Transfer and Assumption Agreement (the "Portfolio Transfer"). As a result of the Portfolio Transfer, Stockbridge was left with minimum capital and surplus to maintain its licenses. During the fourth quarter of 2007, White Mountains Re sold its 100% ownership interest in Stockbridge to a third party for approximately $26 million.

  •
  On August 2, 2006, White Mountains Re sold Sirius America to an investor group led by Lightyear Capital for $139 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity and accounts for such interest under the equity method within its Other Operations segment.

  •
  On November 11, 2004, White Mountains Re acquired Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S ("Tryg-Baltica"). Following the closing, White Mountains Re placed Tryg-Baltica into run-off, with select business renewed by Sirius International. White Mountains Re did not acquire any infrastructure or employees and is managing the company's run-off administration.

  •
  On April 16, 2004, White Mountains Re acquired Sirius Insurance Holdings Sweden AB and its subsidiaries from ABB Ltd. for SEK 3.27 billion (approximately $427.5 million). The principal companies acquired were Sirius International, Sirius America, which was subsequently sold in 2006, and Scandinavian Reinsurance Company, Ltd. ("Scandinavian Re"), a reinsurance company that has been in run-off since 2002.

  •
  On March 31, 2004, White Mountains Re acquired the Sierra Insurance Group companies (the "Sierra Group"). Subsequent to the acquisition, the Sierra Group companies, which previously wrote mainly workers compensation business, were placed into run-off and all of the acquired companies' run-off claims administration was transferred to TPAs working under White Mountains Re's direction.

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

  •
  In 2002, White Mountains Re acquired Imperial Casualty and Indemnity Insurance Company, a company in run-off.

  •
  In 2001, White Mountains Re acquired substantially all of the international reinsurance operations of Folksam International Insurance Company and also acquired C-F Insurance Company, a company in run-off.

  •
  In 2000, White Mountains Re acquired substantially all the reinsurance operations of Risk Capital Reinsurance Company ("Risk Capital") and PCA Property & Casualty Insurance Company ("PCA"), a company in run-off.

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

        Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. When underwriting treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding company. Treaty reinsurance is typically written on either a proportional or excess of loss basis. A proportional reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine pricing for each exposure.

        White Mountains Re writes both treaty and facultative reinsurance, as well as direct business. The majority of White Mountains Re premiums are derived from proportional and excess of loss reinsurance contracts, which in 2007 amounted to 43% and 47%, respectively, of its total net written premiums, while primary direct business represented 10% of total net written premiums.

        A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to its broker or agent; (2) the reporting by the broker or agent to the ceding company; (3) the reporting by the ceding company to its reinsurance intermediary or agent; (4) the reporting by the reinsurance intermediary or agent to the reinsurer; (5) the ceding company's adjustment and payment of the loss; and (6) the payment to the ceding company by the reinsurer. During this time, reinsurers generate investment income on premium receipts, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer. However, this difference is less significant for reinsurers like White Mountains Re that write large volumes of short-tailed coverage, or coverage where information about the insured claims is known relatively quickly after the coverage period, such as property reinsurance.

Classes of Business

        The following table shows White Mountains Re's net written premiums by class of business for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
Business class Millions
	2007	2006	2005
Property catastrophe excess	$188.4	$195.0	$178.6
Property other	307.5	313.6	190.6
Casualty	175.7	278.6	375.0
Accident & health	178.8	229.1	169.7
Agriculture	69.0	50.4	131.6
Aviation and space	55.9	55.3	31.4
Other(1)	120.4	167.9	227.2

Total	$1,095.7	$1,289.9	$1,304.1

(1)
Primarily consists of marine and credit and bonding business. Also includes $39 million and $87 million in 2006 and 2005, respectively, of net written premiums at Sirius America, which White Mountains Re sold in August of 2006.

        A description of White Mountains Re's classes of business and related lines of business follows:

  Property Catastrophe Excess

        Property catastrophe excess of loss treaties cover losses from catastrophic events. White Mountains Re writes a worldwide portfolio with the largest concentration of exposure in Europe, and seeks to set prices and terms on treaties wherever possible. The current U.S. book has a national focus supporting the lower and/or middle layers of large capacity programs. The exposures written in the international portfolio are diversified across many countries and regions.

  Property Other

        White Mountains Re is a leader in the broker market for property treaties written on a proportional and excess of loss basis and writes a limited number of large transactions with carefully chosen partners. In the United States, White Mountains Re's focus is primarily on proportional treaties in the excess & surplus lines segment of this market. The excess book contains similar excess & surplus exposures, complemented by a smaller amount of large national company and small regional company standard lines of business. The international book primarily consists of excess of loss, facultative and proportional treaty business in Europe. Over half of this business class is written on a proportional basis.

  Casualty

        White Mountains Re writes proportional and excess of loss reinsurance on commercial and non-standard automobile liability, general liability, professional liability, umbrella and workers compensation lines. Participation on longer tail business is mostly on a proportional basis, rather than excess of loss.

  Accident & Health

        White Mountains Re's accident & health business is composed of three major lines of business. In the largest line of business, White Mountains Re is a surplus lines insurer of international medical expenses written through International Medical Group, which is the agent writing on White Mountains Re's behalf. The second major line of business comprises proportional treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. The third major line of business comprises medical, health and personal accident coverages written on an excess treaty and facultative basis.

  Agriculture

        White Mountains Re primarily provides proportional coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance ("MPCI"). White Mountains Re's participation is net of the government's stop loss reinsurance protection. White Mountains Re also provides coverage for crop-hail and certain named perils when bundled with MPCI business.

  Aviation & Space

        Aviation insurance covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and mail as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.

  Other

        Included in this class is marine, credit and contingency business written by Sirius International, proportional marine business written on a direct basis, a discontinued marine book and the run-off exposures from various acquisitions. White Mountains Re's A&E exposures are from the run-off business acquired by Folksamerica.

Bermuda Advisory Services

        White Mountains Re has been in the reinsurance advisory business since January 2002, through its Bermuda-based subsidiary, WMRUS. WMRUS provides reinsurance underwriting advice and reinsurance portfolio analysis services to Sirius International and Folksamerica. In exchange for these services, WMRUS receives fee income on the business it refers.

Geographic Concentration

        The following table shows White Mountains Re's net written premiums by geographic region for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Geographic region Millions
	2007	2006	2005
United States	$696.7	$864.7	$878.9
Europe	306.8	314.4	315.6
Canada, the Caribbean and Latin America	21.1	37.8	47.2
Asia and Other	71.1	73.0	62.4

Total	$1,095.7	$1,289.9	$1,304.1

Marketing

        White Mountains Re obtains most of its reinsurance business from reinsurance intermediaries. Business submissions come from intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. White Mountains Re considers both the reinsurance intermediary and the ceding company to be its clients in any placement. White Mountains Re has developed strong business relationships over a long period of time with the management of many of its ceding companies.

        White Mountains Re pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring and administering the business being reinsured (e.g., commissions, premium taxes and certain miscellaneous expenses). Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce. The reinsurance intermediaries' commissions constitute a significant portion of White Mountains Re's total acquisition costs.

        During the years ended December 31, 2007, 2006 and 2005, White Mountains Re received no more than 10% of its gross written premiums from any individual ceding company. During 2007, 2006 and 2005, White Mountains Re received approximately 63%, 52% and 40%, respectively, of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
	2007	2006	2005
AON Re	33%	24%	18%
Guy Carpenter	17	12	8
Benfield	13	16	14

	63%	52%	40%

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

        White Mountains Re derives its business from a broad spectrum of ceding companies, including national, regional, specialty and excess and surplus lines writers, both in the United States and internationally. White Mountains Re's underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential ceding companies before quoting contract terms for its reinsurance products. White

Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. White Mountains Re's pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company's underwriting and claims experience. White Mountains Re's underwriters, actuaries and claims personnel perform audits to monitor certain ceding companies' risk selection and pricing. Additionally, White Mountains Re's staff reviews the financial stability and creditworthiness of ceding companies. Such reviews provide important input to support underwriting decisions.

        White Mountains Re and other reinsurance companies have sought to mitigate the risks associated with future terrorist attacks in a similar manner as primary insurers. Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions that are generally imposed on primary insurers. For example, the Terrorism Act is not applicable to reinsurers. As a result, terrorism exclusions on reinsurance contracts are dictated by the marketplace. White Mountains Re evaluates terrorism exposure from its ceding companies and applies exclusions as it deems appropriate and as are permitted by market conditions. Reinsurance on commercial risks written by White Mountains Re subsequent to the Attacks generally contains clauses that exclude acts of terrorism certified under the Terrorism Act. Reinsurance on personal risks written by White Mountains Re subsequent to the Attacks generally contains exclusions related to nuclear, biological and chemical attacks.

        White Mountains Re enhanced its catastrophe underwriting process by significantly raising its provision for demand surge (i.e., the rise in costs from shortages of material and labor in regions affected by a catastrophe) and by employing a more conservative methodology to evaluate exposure than those that result from standard actuarial and modeling techniques. Additionally, Folksamerica non-renewed its excess off-shore energy and marine business in the Gulf of Mexico effective January 1, 2006.

Claims Management

        White Mountains Re maintains a staff of experienced reinsurance claim specialists that works closely with reinsurance intermediaries to obtain specific claims information from ceding companies. White Mountains Re's claims staff also regularly perform selective on-site claim reviews to assess reinsureds' claim handling abilities and reserve techniques. In addition, White Mountains Re's claims specialists review loss information provided by reinsureds for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

        White Mountains Re also uses TPAs for certain claims, including claims arising from certain of White Mountains Re's accident & health business and run-off claims related to certain acquired companies. White Mountains Re's claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

Competition

        The worldwide reinsurance market is highly competitive. Competition in the worldwide reinsurance market is influenced by a variety of factors, including price charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

        White Mountains Re competes for reinsurance business in the United States, Bermuda, Europe, and other international reinsurance markets with numerous global competitors. White Mountains Re's competitors include reinsurance companies, and underwriting syndicates at Lloyd's of London. Some of the companies that White Mountains Re competes directly with include ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd's of London, Montpelier Re Holdings, Ltd. ("Montpelier Re"), Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc. and XL Capital Ltd.

Catastrophe Risk Management

        White Mountains Re has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition,

White Mountains Re seeks to limit loss that might arise from acts of terrorism in its reinsurance contracts by exclusionary provisions, where applicable. White Mountains Re also uses third party global catastrophe models as well as its own proprietary models to calculate expected probable maximum loss ("PML") from various natural catastrophic scenarios. White Mountains Re believes that its largest natural catastrophic exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storms, United States Gulf Coast windstorms (i.e., Florida to Texas), California earthquakes, United States Atlantic Coast windstorms (i.e., Massachusetts to Florida) and, to a lesser extent, Japanese windstorms and earthquakes.

        White Mountains Re currently monitors and prices its property catastrophe contracts using third-party software models and internally developed models as well as other methods. For contracts that White Mountains Re determines to have exposure to natural catastrophic perils, it models and assesses exposure and uses the results in its underwriting process to ensure that the contracts it writes have an appropriate charge for the exposure.

        Catastrophe exposure modeling is inherently uncertain due to process risk (the probability and magnitude of the underlying event, e.g. earthquake) and parameter risk (the probability of making inaccurate model assumptions). In particular, geographic and policy coverage data on the primary policies reinsured by White Mountains Re is essential. Accordingly, White Mountains Re's ability to accurately predict its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.

        Additionally, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follow a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third party modeling software also does not encompass all territories in which White Mountains Re writes business.

        While catastrophe modeling is an important tool, White Mountains Re does not believe that it can be strictly relied upon to measure its exposure to natural catastrophic risk. For example, the losses arising from Hurricane Katrina for both White Mountains Re and the industry were substantially in excess of losses previously predicted by third party models from such an event. This was due to issues such as inadequate storm surge and demand surge assumptions in the models, as well as flooding from levees breaking, which was not fully contemplated in these models. Correspondingly, White Mountains Re assesses catastrophe risk by monitoring total limits exposed to a catastrophe event in key zones.

        The following table provides an estimate of White Mountains Re's three largest PML zones at January 31, 2008. White Mountains Re has much less catastrophic loss exposure to other zones, such as Northeast wind and Japanese windstorm and earthquake risk.

		White Mountains Re Financial Impact
($ in millions)	Modeled Industry Loss	Gross	Net After Reinstatement	Net After Tax	Net After Tax as % of GAAP Capital
	1 in 250 year event
European Winter Storm	$67,124	$756	$480	$394	14%
Florida Windstorm	160,758	408	353	285	10%
California Earthquake	65,369	365	331	260	9%
	1 in 10,000 year event
European Winter Storm	$167,756	$1,175	$736	$593	20%
Florida Windstorm	391,937	596	521	419	14%
California Earthquake	226,876	485	435	345	12%

        During 2007, to better manage its aggregate exposure to very large catastrophic events, White Mountains Re introduced an underwriting limit to the maximum net financial impact ("NFI") it would suffer in the worst aggregate loss year modeled in third party software (i.e., the 10,000 year global annual aggregate PML). The calculation of the NFI begins with the 10,000 year global annual aggregate PML and takes account of reinstatement premiums, reinsurance recoverables net of uncollectible balances, and tax benefits net of valuation allowances. This amount is deducted from the most recently forecasted comprehensive net income for the year, to arrive at the NFI. The NFI does not include the potential impact of the loss events on White Mountains Re's investment portfolio.

        For 2008, the NFI limit has been set at $650 million, which is approximately 22% of White Mountains Re's total GAAP capital. At January 1, 2008, White Mountains Re believes that it was under the $650 million limit. Actual losses incurred by White Mountains Re resulting from any particular catastrophic event may be substantially different than modeled losses from such event.

Reinsurance Protection

        White Mountains Re generally enters into retrocessional arrangements in order to reduce its potential loss exposure to any large or series of smaller catastrophe events, stabilize financial ratios and obtain additional underwriting capacity where appropriate. White Mountains Re has several retrocessional arrangements, most of which are with highly rated reinsurers. White Mountains Re also has in place various retrocessions on specified property contracts White Mountains Re has assumed.

        For the three years ended December 31, 2007, the majority of White Mountains Re's reinsurance protection was provided through Folksamerica's quota share retrocessional arrangements with Olympus Reinsurance Company, Ltd. ("Olympus") and Helicon. Sirius International also purchases excess of loss protection to cover its property catastrophe and aviation exposures. These reinsurance protections were designed to increase White Mountains Re's underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large or series of smaller catastrophe events. Folksamerica ceded 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property, to Olympus and Helicon, with each sharing approximately 55% and 45%, respectively. Folksamerica ceded 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property, to Olympus and Helicon, with each sharing approximately 56% and 44%, respectively. Folksamerica ceded up to 75% of substantially all of its 2005 underwriting year short-tailed excess of loss business, mainly property and marine, and 50% of its 2005 underwriting year proportional property business and Sirius International ceded 25% of its 2005 underwriting year short-tailed proportional and excess of loss business to Olympus. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon.

        White Mountains Re's reinsurance recoverable balances due from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable for all recoverable amounts recorded as of December 31, 2007. Folksamerica did not renew the quota share arrangements with Olympus and Helicon for 2008. Olympus will continue to be responsible for the payment of losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007 business. White Mountains Re acquired Helicon on January 7, 2008.

        At December 31, 2007, White Mountains Re had $36 million of reinsurance recoverables on paid losses and $806 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve White Mountains Re of its obligation to White Mountains Re's ceding companies, the collectibility of balances due from its retrocessionaires is critical to its financial strength. White Mountains Re monitors the financial strength and ratings of its retrocessionaires on an ongoing basis. See Note 4—"Third Party Reinsurance" to the Accompanying Consolidated Financial Statements for a discussion of White Mountains Re's top reinsurers.

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

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability between original balance sheet dates and the re-estimated liability through December 31, 2007. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2007. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007.

	White Mountains Re Loss and LAE(1) Years Ended December 31,
($ in millions)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
I. Liability for unpaid losses and LAE:
Gross balance	$739.1	$723.2	$768.0	$1,479.9	$1,581.4	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.3
Less: reins. recoverables on unpaid losses and LAE	(124.0)	(130.2)	(137.3)	(702.8)	(879.5)	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)

Net balance	$615.1	$593.0	$630.7	$777.1	$701.9	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9

II. Cumulative net amount of liability paid through:
1 year later	155.2	161.3	53.3	350.1	230.6	250.7	321.5	941.0	949.4	721.7	—
2 years later	267.7	211.4	290.7	492.2	391.2	420.8	521.8	1,369.4	1,442.9
3 years later	329.0	364.6	500.1	596.9	501.4	559.1	710.8	1,684.9
4 years later	418.4	544.0	589.3	666.7	602.7	690.9	834.7
5 years later	576.3	604.8	678.2	735.2	739.3	804.5
6 years later	619.1	669.5	728.6	833.9	830.6
7 years later	667.5	721.8	806.4	899.9
8 years later	706.2	778.3	869.0
9 years later	746.5	832.6
10 years later	787.6

III. Net liability re-estimated as of:
1 year later	618.3	602.3	648.8	782.7	704.9	828.9	984.9	2,771.9	2,893.2	2,575.4	—
2 years later	629.4	611.3	671.9	767.7	758.7	856.9	1,059.6	2,802.9	3,032.5
3 years later	632.6	615.9	693.8	815.7	800.5	929.8	1,148.1	2,917.9
4 years later	626.9	631.5	751.1	850.8	872.2	1,023.8	1,270.2
5 years later	629.7	677.0	778.8	918.5	968.4	1,138.6
6 years later	667.7	694.8	857.0	998.2	1,077.8
7 years later	678.0	768.7	916.6	1,097.7
8 years later	747.9	807.8	1,016.5
9 years later	769.4	900.4
10 years later	856.9

	White Mountains Re Loss and LAE(1) Years Ended December 31,
($ in millions)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
IV. Cumulative net (deficiency)/redundancy	$(241.8)	$(307.4)	$(385.8)	$(320.6)	$(375.9)	$(360.0)	$(311.9)	$(184.7)	$(357.3) (2)	$(9.1)	—
Percent (deficient)/redundant	(39.3)%	(51.8)%	(61.2)%	(41.3)%	(53.6)%	(46.2)%	(32.5)%	(6.8)%	(13.4)%	(.4)%	—

V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	$1,188.8	$1,290.7	$1,323.1	$2,004.8	$2,093.5	$2,010.9	$2,087.9	$4,270.6	$4,897.7	$3,765.1	—
Less: gross re-estimated reinsurance recoverable	(331.9)	(390.3)	(306.6)	(907.1)	(1,015.7)	(872.3)	(817.7)	(1,352.7)	(1,865.2)	(1,189.7)	—

Net re-estimated liability	$856.9	$900.4	$1,016.5	$1,097.7	$1,077.8	$1,138.6	$1,270.2	$2,917.9	$3,032.5	$2,575.4	—

VI. Cumulative gross deficiency	$(449.7)	$(567.5)	$(555.1)	$(524.9)	$(512.1)	$(422.5)	$(388.5)	$(406.3)	$(588.9)	$(56.3)	—
Percent deficient	(60.8)%	(78.5)%	(72.3)%	(35.5)%	(32.4)%	(26.6)%	(22.9)%	(10.5)%	(13.7)%	(1.5)%	—

(1)
Folksamerica became a wholly-owned subsidiary of White Mountains during 1998. Reserve development for the year ended 1997 reflects development on reserves established before White Mountains consolidated Folksamerica's results.

(2)
Includes prior year development of $223 million on short-tailed losses related to hurricanes Katrina, Rita and Wilma, including the Olympus reimbursement.

        The cumulative net (deficiency)/redundancy in the table above includes adverse development from A&E claims. White Mountains Re's exposure to A&E claims results mainly from asbestos claims arising from treaty and facultative contracts written prior to 1985 at two companies acquired by Folksamerica—MONY Reinsurance in 1991 and Christiania General in 1996. As a result, the table above reflects reserve development on A&E business that was not underwritten by White Mountains Re.

        White Mountains Re's net incurred losses from A&E claims have totaled $198 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by White Mountains Re, White Mountains Re is liable for any additional losses arising from such contracts. Accordingly, White Mountains Re cannot guarantee that it will not incur additional A&E losses in the future. Refer to "CRITICAL ACCOUNTING ESTIMATES" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details of White Mountains Re's A&E reserves.

        The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions
	2007	2006	2005
Regulatory reserves	$2,821.6	$2,866.3	$3,109.7
Reinsurance recoverable on unpaid losses and LAE(1)	573.5	875.6	1,513.1
Discount on loss reserves	121.0	141.6	184.5
Reserves allocated to other segments	(218.6)	(123.6)	(105.6)
Purchase accounting and other	(45.4)	(51.1)	(21.4)

GAAP reserves	$3,252.1	$3,708.8	$4,680.3

    (1)
    Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

Recent Financing Activities

        In May 2007, White Mountains Re Group, Ltd. ("WMRe Group"), an intermediate holding company of White Mountains Re, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the "WMRe Preference Shares"), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the WMRe Preference Shares have the right to elect two directors to WMRe Group's board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the WMRe Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of WMRe Group and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506%. The WMRe Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the WMRe Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds.

        In March 2007, WMRe Group issued $400.0 million face value of senior unsecured debt at an issue price of 99.715% (the "WMRe Senior Notes"), resulting in net proceeds of $392 million, which were distributed to its immediate parent. The WMRe Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including an interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.

ESURANCE

        The Esurance group of companies, which has its United States headquarters in San Francisco, has been part of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers online and through select online agents. Most customer interaction with the company takes place via Esurance's website, www.esurance.com. Through the website, customers can get real-time quotes, compare quotes from other companies, purchase their policies, report claims, watch vehicle repairs, make changes to their policy and manage their accounts. At December 31, 2007, Esurance's in-force policy count had grown to 485,000 policies, as compared to 43,000 policies at the end of 2002.

        Esurance's underwriting companies, Esurance Insurance Company, Esurance Insurance Company of New Jersey and Esurance Property and Casualty Insurance Company are rated "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best. Over the past several years, Esurance has ceded a large percentage of its business to certain other subsidiaries of White Mountains, primarily for capital management purposes. This business is included in the Esurance segment. At December 31, 2007 and 2006, Esurance had $1,103 million and $724 million of total assets and $445 million and $309 million of shareholder's equity, respectively.

Geographic Concentration

        As of December 31, 2007, Esurance writes business in twenty-eight states. These states represent approximately 85% of the premium volume for the entire U.S. personal auto insurance market. For the years ended December 31, 2007, 2006 and 2005, Esurance had net written premiums of $799 million, $596 million and $349 million, respectively, which were produced in the following states:

	Year Ended December 31,
Net written premiums by state
	2007	2006	2005
California	22%	19%	20%
Florida	16	17	20
New York	7	9	8
Texas	6	6	9
Michigan	5	6	7
Pennsylvania	5	5	4
Washington	5	4	3
New Jersey	4	5	3
Other	30	29	26

Total	100%	100%	100%

Marketing

        Esurance targets technology-savvy consumers who rely on the Internet to manage their financial services needs. Esurance has a diverse marketing mix and features its animated icon, "Erin Esurance", across its advertising channels. In 2007, Esurance expanded its national television campaign and its online video campaigns, forming partnerships with new video portals (e.g. Hulu and Joost). In 2007, the company continued to advertise through paid search engines (e.g., Google and Yahoo! Search), and a variety of insurance, finance, and automotive web sites. Esurance also has sponsor relationships with professional and college sports teams, as well as various environmental and community organizations.

        Diversified advertising channels and the presence of "Erin Esurance" have resulted in continued, significant business growth and substantial increases in brand awareness, particularly among Esurance's target customer base of web-savvy individuals. Esurance is not only the third largest issuer of auto insurance quotes on the Internet, behind only GEICO and Progressive, but also the third most recognizable brand for online auto insurance among consumers of online goods and services.

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

Competition

        Esurance competes with national and regional personal auto insurance companies, though Esurance's main competition comes from other direct writers like GEICO and Progressive.

        By leveraging web-enabled technology, Esurance can capture data real-time and respond quickly to changing loss trends. Esurance is able to continually refine pricing, enhance its auto product, and optimize dollars spent on marketing with the assortment of customer information that is at the company's disposal. Web technology also allows Esurance to provide 24/7 customer service and claims handling cost effectively.

        Esurance's paperless business process allows the company to significantly reduce operating costs typically associated with policy processing, verification and endorsement activities. As a result, the company is able to achieve efficient, low-cost acquisition and operating expense structures. Further, Esurance's paperless business model is the foundation of the company's environmental commitment, which helps differentiate Esurance from its competitors.

Claims Management

        Esurance takes initial notice of claims at its loss reporting unit in South Dakota, which is available for customers 24 hours a day, 365 days a year. The loss reporting unit then transfers claims to regional claim offices in Arizona, California, Colorado, Florida, Georgia, New Jersey, New York, Texas and Wisconsin where claims are handled and adjusted.

        Esurance's claims organization leverages technology to reduce cycle times and achieve strict claims performance metrics. Rapid response to and resolution of claims creates a stronger relationship with customers, while also decreasing ancillary claims costs, such as rental car fees. Additionally, Esurance maintains a special investigative unit designed to detect insurance fraud, and actively supports efforts by regulatory bodies and trade associations to curtail the cost of insurance fraud.

Catastrophe Risk Management

        Esurance's sole line of business is personal auto insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance's customers elect coverage for physical damage (81%), resulting in exposure to catastrophe losses from hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance's broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

Loss and Loss Adjustment Expense Information

        Esurance establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled (i.e., the claim-tail). Esurance writes primarily short-tail personal auto insurance policies, which reduces the uncertainty inherent in its loss and LAE reserves when compared to insurance companies that write long-tail policies, such as workers compensation.

        Management believes that Esurance's loss and LAE reserves as of December 31, 2007 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse development, if any, would impact the Esurance's future results of operations.

        The following information presents (1) Esurance's reserve development over the seven years since inception and (2) a reconciliation of reserves on a Statutory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2007. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007.

	Esurance Loss and LAE(1)(2) Years Ended December 31,
($ in millions)
	2001	2002	2003	2004	2005	2006	2007
I. Liability for unpaid loss and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0	$94.1	$167.4	$285.3
Less: reinsurance recoverables on unpaid loss and LAE	—	—	—	(.1)	(.1)	(.5)	(2.2)

Net balance	$4.0	$15.5	$39.1	$62.9	$94.0	$166.9	$283.1

II. Cumulative net amount of net liability paid through:
1 year later	2.5	9.3	18.9	35.8	62.4	125.3	—
2 years later	3.3	12.2	24.5	47.4	89.9
3 years later	3.9	13.7	28.2	54.3
4 years later	4.1	14.6	29.6
5 years later	4.1	14.6
6 years later	4.1

III. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	97.2	196.4	—
2 years later	4.4	15.3	29.4	55.5	107.3
3 years later	4.3	14.4	29.5	58.2
4 years later	4.2	14.6	30.3
5 years later	4.1	14.6
6 years later	4.1

IV. Cumulative net (deficiency)/redundancy	$(.1)	$.9	$8.9	$4.7	$(13.3)	$(29.6)	$—
Percent (deficient)/redundant	(3.7)%	5.8%	22.6%	7.5%	(14.2)%	(17.7)%	—

V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross unpaid loss and LAE latest re-estimate	$4.1	$14.6	$30.5	$58.9	$107.8	$198.7	$—
Reinsurance recoverable latest re-estimate	—	—	(.2)	(.7)	(.5)	(2.3)	—

Net unpaid loss and LAE latest re-estimate	$4.1	$14.6	$30.3	$58.2	$107.3	$196.4	$—

VI. Cumulative Gross (deficiency)/redundancy	$(.1)	$.9	$8.6	$4.1	$(13.7)	$(31.3)	$—
Percent (deficient)/redundant	(3.7)%	5.8%	22.2%	6.6%	(14.6)%	(18.7)%	—

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

        The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions
	2007	2006	2005
Statutory reserves	$64.3	$43.3	$30.1
Reserves allocated from other segments	218.6	123.6	64.0
Reinsurance recoverable on unpaid losses and LAE(1)	2.4	.5	—

GAAP reserves	$285.3	$167.4	$94.1

    (1)
    Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

OTHER OPERATIONS

        White Mountains' Other Operations segment consists of the operations of the Company, the Company's intermediate subsidiary holding companies, White Mountains' weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group, WM Advisors and White Mountains' investments in Symetra, Pentelia, Delos (see Investments in Unconsolidated Affiliates below) and Montpelier Re (until its disposition in May 2007).

WM Advisors

        WM Advisors is a registered investment adviser that manages White Mountains' investments in fixed income and equity securities, including hedge funds, limited partnerships and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra and Montpelier Re. At December 31, 2007, WM Advisors had approximately $29.6 billion in assets under management, $10.6 billion of which related to consolidated subsidiaries of White Mountains.

        WM Advisors has a sub-advisory agreement with Prospector Partners LLC ("Prospector"), a registered investment adviser, under which Prospector manages most of White Mountains' publicly-traded common equity and convertible securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement with WM Advisors on matters such as capital management, asset allocation, private equity investments and mergers and acquisitions.

Galileo

        During 2006, White Mountains entered into the weather risk management business through its newly formed subsidiary, Galileo. Galileo sells weather and weather contingent risk management products, typically in derivative form, that are designed to assist corporate and governmental customers, primarily energy companies, utilities and construction companies, in managing their economic exposure to variations in weather conditions. Galileo then manages its weather and weather contingent derivative portfolio through the employment of a variety of risk management strategies to preserve its expected margins. These strategies include geographical diversification of risk exposures and economic hedging through the use of weather and commodity derivatives traded in both the over-the-counter and exchange-traded derivative markets. Additionally, Galileo may economically hedge portions of its risk exposure by buying and selling similar weather risk contracts with different counterparties. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then purchase an option from another counterparty that pays Galileo if it becomes too cold in that same location. Galileo may also diversify its risk exposure by entering into contracts that protect different clients with opposite exposures to the same quantifiable weather element. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then sell another option that protects a different customer if it becomes too warm in that same location. Risk management is undertaken on a portfolio-wide basis in order to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

        Weather derivatives, which usually take the form of swaps or options, are contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed. Typical contracts span several months such as a summer or winter season. A weather swap is a contract that requires one of the contractual parties to make a payment to the other contractual party when a weather index rises above or falls below a specified level, or "strike". Therefore, upon settlement of a weather swap, Galileo may make or receive a payment. A weather call option is a contract that entitles the purchaser to receive a payment when the weather index exceeds a specified strike, and a weather put option is a contract that entitles the purchaser to receive a payment when the weather index is less than a specified strike. Every weather derivative is defined by a series of terms, including strike, location, notional payout rate (per unit or event), maximum payout, time period and reference index, which are calculated from weather data collected from a specified weather station.

        Weather contingent derivative products are weather derivatives with an additional commodity price trigger. Due to the dual trigger nature, weather contingent products are usually in the form of a call or put option. For example, a temperature contingent gas call will usually pay a client if temperatures are colder than an agreed upon trigger and natural gas prices are above a second trigger.

        Beginning in February 2006, OneBeacon Insurance Company ("OBIC"), a subsidiary of OneBeacon, agreed to provide guarantees of the obligations of Galileo to Galileo's counterparty in certain weather related product transactions. The guarantees require OBIC to pay the full amount of Galileo's obligations to the counterparty in the event of Galileo's failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2007, OBIC had eight outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $49 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC's admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC's statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains' option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement White Mountains entered into with OneBeacon in connection with the OneBeacon Offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

WM Life Re

        During 2006, White Mountains entered into the variable annuity reinsurance business through its newly formed subsidiary, WM Life Re. WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan, commencing September 1, 2006. WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant's beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates.

        WM Life Re purchases derivative instruments, which currently include put options and futures contracts on major equity indices, currency pairs and futures contracts on bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

Tuckerman Capital, LP and Tuckerman Capital II, LP

        White Mountains owns approximately 96% of Tuckerman Capital, LP and approximately 50% of Tuckerman Capital II, LP (collectively, the "Tuckerman Funds"). The Tuckerman Funds are managed by Tuckerman Capital, a private investment firm that focuses on acquisitions of small manufacturing companies, and are consolidated within White Mountains' financial statements. Tuckerman Capital focuses its acquisition efforts on companies with enterprise values ranging from $5 million to $25 million and with established track records of success. The companies owned by the Tuckerman Funds are manufacturers of highly engineered, non-commodity products across a broad range of industries.

        At December 31, 2007 and 2006, the Tuckerman Funds had $91 million and $101 million of total assets and accounted for $32 million and $38 million of White Mountains' net assets, respectively.

International American Group

        Delaware-domiciled American Centennial and Cayman Island-domiciled British Insurance Company are property and casualty insurance and reinsurance companies in run-off. At December 31, 2007 and 2006, American Centennial had $78 million and $80 million of total assets and $11 million and $13 million of shareholder's equity, respectively. At December 31, 2007 and 2006, British Insurance Company had $18 million and $37 million of total assets and $6 million and $8 million of shareholder's equity, respectively.

WTM Bank Facility

        During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the "WTM Bank Facility"). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants. As of December 31, 2007, the WTM Bank Facility was undrawn.

INVESTMENTS

        White Mountains' investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains' investment portfolio mix as of December 31, 2007 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains' management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

        White Mountains' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2.5 years including short-term investments and about 3.0 years excluding short-term investments at December 31, 2007, to seek the highest after-tax, risk-adjusted total returns.

        Prospector's equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using a bottom-up, value discipline. Preservation of capital is of the utmost importance. Using a value orientation, Prospector invests in relatively concentrated positions in the United States and other developed markets.

  Trust account investments

        In connection with the OneBeacon Offering, Fund American and FAEH each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts, respectively, on $300 million liquidation preference of Fund American's Berkshire Preferred Stock, and $20 million liquidation preference of FAEH's Zenith Preferred Stock. Fund American and FAEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government sponsored enterprises, the scheduled interest and principal payments of which are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively (including the mandatory redemption of the Berkshire Preferred Stock in May 2008 and the optional redemption of the Zenith Preferred Stock in June 2007, which White Mountains exercised and redeemed).

  Prospector Offshore Fund, Ltd.

        White Mountains owns approximately 46% of the Prospector Offshore Fund, Ltd. ("Prospector Fund"). The Prospector Fund is managed by Prospector, a registered investment advisor, and is consolidated within White Mountains' financial statements. The Prospector Fund is an open-ended mutual fund that pursues investment opportunities in a variety of equity and equity-related instruments, with a principal focus on the financial services sector and a special emphasis on the insurance industry.

        At December 31, 2007 and 2006, the Prospector Fund had $207 million and $211 million of total assets and accounted for $64 million and $59 million of White Mountains' net assets, respectively.

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

        During 2004, White Mountains purchased additional warrants to acquire 2.4 million common shares of Montpelier Re from an existing warrant holder and White Mountains sold 4.5 million common shares of Montpelier Re to third parties. During 2006, White Mountains sold an additional 5.4 million shares of its common share investment in Montpelier Re to third parties.

        At December 31, 2006, White Mountains' investment in Montpelier Re warrants and common shares totaled $67 million. On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65 million and recognized an after tax loss of $1.8 million.

Investments in Unconsolidated Affiliates

  Symetra

        In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra's seven member board of directors. White Mountains accounts for its investment in Symetra under the equity method as an investment in an unconsolidated affiliate.

        On October 26, 2007, Symetra executed a 7.7-for-1 stock dividend (substantially equivalent to an 8.7-for-1 stock split) that increased White Mountains' investment in Symetra's common shares from 2.0 million to 17.4 million, and the number of warrants to acquire additional common shares from 1.1 million at $100 per share to 9.5 million at $11.49 per share. The stock split, effected in the form of a dividend, had no effect on White Mountains' percentage of ownership in Symetra.

        Symetra's total revenues and net income for the years ended December 31, 2007, 2006, and 2005 were $1,590 million and $167 million, $1,568 million and $159 million, and $1,628 million and $146 million. Symetra's total assets and shareholders' equity as of December 31, 2007 and 2006 were $19.6 billion and $1.3 billion, respectively, and $20.1 billion and $1.3 billion, respectively. Symetra's principal insurance operating subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best and "A-" (Strong, the seventh highest of twenty-one ratings) by Standard & Poor's.

        As of December 31, 2007 and 2006, White Mountains' total investment in Symetra was $324 million and $307 million, respectively, excluding $6 million and $4 million, respectively, of equity in unrealized losses from Symetra's fixed maturity investments. During 2007 and 2006, White Mountains received special cash dividends from Symetra of $31 million and $16 million on its common share investment and $17 million and $9 million on its warrant investment.

  Pentelia

        In April of 2007, White Mountains invested $50 million in Pentelia, a fund that invests in insurance-related investment assets. White Mountains has determined that its investment in Pentelia is a variable interest entity. However, since White Mountains is not the primary beneficiary, it accounts for its interests in Pentelia as an equity method investment in an unconsolidated affiliate. White Mountains' exposure to loss is limited to the carrying value of its investment in Pentelia, which, as of December 31, 2007, was $52 million.

  Delos

        On August 3, 2006, White Mountains Re sold Sirius America to Delos. As part of the transaction, White Mountains invested $32 million in Delos, representing an equity interest of approximately 18%, which is accounted for as an equity method investment in an unconsolidated affiliate. As of December 31, 2007, White Mountains' total investment in Delos was $34 million.

  Main Street America Holdings, Inc. ("MSA")

        MSA is a subsidiary of Main Street America Group Mutual Holdings, Inc. ("Main Street Group"), a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. White Mountains owned 50% of the outstanding common stock of MSA from March 1998 until October 2006, when White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of MSA Group, and (ii) 4.9% of the common stock of MSA Group. As a result of this transaction, White Mountains no longer accounts for its investment in MSA under the equity method as an investment in an unconsolidated affiliate.

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

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2007, the reserve for such assessments at OneBeacon totaled $17 million.

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

        Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where OneBeacon has a sizable presence, had previously set virtually all aspects of automobile insurance rates, including agent commissions. While the state is now transitioning to a system of managed competition, existing regulations continue to challenge an insurers ability to adequately price its product, which often leads to unsatisfactory underwriting results.

        White Mountains' U.S. insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains' investment portfolio at December 31, 2007 complied with such laws and regulations in all material respects.

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

        White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains' insurance and reinsurance operating subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance and reinsurance operating subsidiaries impose regulatory application and approval requirements on acquisitions of White Mountains' common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of 10% of White Mountains' common shares, or in some states as little as 5%, may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

        While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. In December of 2007, the United States government extended the Terrorism Act until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. In exchange for this "backstop", primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See "Terrorism" in the "ONEBEACON" section of this Item for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

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

Sweden

        Sirius International is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the "FSA"). As Sweden is a member of the European Union (the "EU"), this supervision covers all locations within the EU. Generally, the FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event on non-compliance.

        In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled $1.4 billion at December 31, 2007. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholder's equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($398 million at December 31, 2007) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.

Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulates the insurance business of WMRe (Bermuda) and Scandinavian Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority ("BMA"). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

        The continued registration of an applicant as an insurer is subject to the applicant complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

        The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards as well as auditing and reporting requirements. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event on non-compliance.

Certain Other Bermuda Law Considerations

        White Mountains is an exempted company organized under the Companies Act 1981 of Bermuda (the "Companies Act"). As a result, White Mountains needs to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

  (1)
  the company is, or would after the payment be, unable to pay its liabilities as they become due; or

  (2)
  the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

        Under White Mountains' bye-laws, each common share is entitled to dividends if, and when, dividends are declared by its board of directors, subject to any preferred dividend right of the holders of any preference shares. Issued share capital is the aggregate par value of the company's issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by White Mountains.

        Although White Mountains is incorporated in Bermuda, it has been designated as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, White Mountains may hold any currency other than Bermuda dollars and convert that currency into any other currency, other than Bermuda dollars, without restriction.

        Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including White Mountains' common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted White Mountains permission to, subject to its common shares being listed on an appointed stock exchange, (a) issue and transfer its shares, up to the amount of its authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

        Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As exempted companies, White Mountains may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in various specified business transactions, including:

  •
  the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for White Mountains' business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for White Mountains' officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years;

  •
  the taking of mortgages on land in Bermuda in excess of $50,000;

  •
  the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government or public authority securities; or

  •
  subject to some exceptions, the carrying on of business of any kind in Bermuda for which White Mountains is not licensed in Bermuda.

        Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. In addition, exempted companies, such as White Mountains, must comply with Bermuda resident representation provisions under the Companies Act which require that a minimum number of offices must be filled by persons who are ordinarily resident in Bermuda.

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

        The following table presents the financial strength ratings assigned to White Mountains' principal insurance and reinsurance operating subsidiaries and the debt ratings for White Mountains' principal financial instruments as of February 28, 2008:

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
OneBeacon
Rating	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Stable	Stable	Stable
Folksamerica
Rating	"A-" (Excellent)	"A-" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Stable	Stable	Stable	Stable
Sirius International
Rating	"A" (Excellent)	"A-" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe (Bermuda)
Rating	"A-" (Excellent)	No Rating	No Rating	No Rating
Outlook	Stable	N/A	N/A	N/A
Esurance
Rating	"A-" (Excellent)	No Rating	No Rating	No Rating
Outlook	Stable	N/A	N/A	N/A
Fund American Senior Notes(5)
Rating	"bbb" (Adequate)	"BBB" (Adequate)	"Baa2" (Medium Grade)	"BBB" (Good)
Outlook	Stable	Stable	Stable	Stable
WMRe Senior Notes
Rating	"bbb-" (Adequate)	"BBB-" (Adequate)	"Baa3" (Medium Grade)	"BBB" (Good)
Outlook	Stable	Stable	Stable	Stable
WMRe Preference Shares
Rating	"bb" (Speculative)	"BB" (Speculative)	"Ba2" (Speculative)	"BBB-" (Good)
Outlook	Stable	Stable	Stable	Stable

(1)
"A" is the third highest of fifteen financial strength ratings, "A-" is the fourth highest of fifteen financial strength ratings, "bbb" is the ninth highest of twenty-two creditworthiness ratings, "bbb-"is the tenth highest of twenty-two creditworthiness ratings, and "bb" is the twelfth highest of twenty-two creditworthiness ratings assigned by A.M. Best.

(2)
"A" is the sixth and "A-" is the seventh highest of twenty-one financial strength ratings and "BBB" is the ninth highest of twenty-two creditworthiness ratings, "BBB-"is the tenth highest of twenty-two creditworthiness ratings, and "BB" is the twelfth highest of twenty-two creditworthiness ratings assigned by Standard & Poor's.

(3)
"A2" is the sixth and "A3" is the seventh highest of twenty-one financial strength ratings and "Baa2" is the ninth highest of twenty-one creditworthiness ratings, "Baa3" is the tenth highest of twenty-one creditworthiness ratings, and "Ba2" is the twelfth highest of twenty-one creditworthiness ratings assigned by Moody's.

(4)
"A" is the sixth and "A-" is the seventh highest of twenty-one financial strength ratings, "BBB" is the ninth highest of twenty-three creditworthiness ratings, and "BBB-"is the tenth highest of twenty-three creditworthiness ratings assigned by Fitch.

(5)
The Fund American Senior Notes are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

EMPLOYEES

        As of December 31, 2007, White Mountains employed 5,045 persons (consisting of 40 persons at the Company and its intermediate holding companies, 2,673 persons at OneBeacon, 522 persons at White Mountains Re, 1,754 persons at Esurance, 32 persons at WM Advisors, 9 persons at WM Life Re, 6 persons at Galileo and 9 persons at the International American Group companies). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.    Risk Factors

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "FORWARD-LOOKING STATEMENTS" (page 95) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company's actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

        Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

        We write insurance and reinsurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural risk to our business. In the case of OneBeacon, some extremely remote modeled catastrophic events, or series of catastrophic events, could be of sufficient size to cause OneBeacon to become insolvent, which could adversely effect our financial condition and results of operations. We also have significant exposure to a major earthquake in California or Japan and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

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

        We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially adversely affected.

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

        For further discussion of our loss and LAE, including our asbestos and environmental reserves, see "Loss and Loss Adjustment Expenses" in "CRITICAL ACCOUNTING ESTIMATES" in Item 7.

        We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

        Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company's control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

        Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See "RATINGS" in Item 1 for a summary of financial strength ratings on our significant subsidiaries and creditworthiness ratings on our financial instruments. A downgrade or withdrawal of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance or reinsurance policies or renewing existing insurance policies, which could have a material adverse effect on our financial condition and results of operations. A downgrade or withdrawal of our creditworthiness ratings could severely limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

        Additionally, the majority of White Mountains Re's assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or S&P were to downgrade the financial strength ratings of either Folksamerica or Sirius International below "A-" or if the surplus of Folksamerica or Sirius International were to substantially decrease (generally, in excess of 20%). A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition, results of operations and/or liquidity, but such an effect could be materially adverse.

        Our debt, preferred stock and related service obligations could adversely affect our business.

        As of December 31, 2007, we had approximately $1,193 million face value of indebtedness, $300 million face value of mandatorily redeemable preferred stock and $250 million face value of non-cumulative perpetual preference shares outstanding. In connection with the OneBeacon Offering, we established and funded trusts that are solely dedicated to the payment of dividends and redemption amounts of our outstanding mandatorily redeemable preferred stock with a deposit of U.S. government securities.

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

        We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries' current debt and preferred stock levels, the risks described in the previous paragraph would increase.

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

        The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. Further, because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

        The property and casualty insurance and reinsurance industries are highly competitive and we may not be able to compete effectively in the future.

        The property and casualty insurance and reinsurance industries are highly competitive and have, from time to time, experienced severe price competition. OneBeacon competes with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual, American International Group, Inc. and the regional Farm Bureaus. White Mountains Re competes with numerous reinsurance companies throughout the world, including ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hannover Ruckversicherung AG, Lloyd's of London, Munich Re Group, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc., XL Capital Ltd and General Reinsurance Corporation. Esurance competes with national and regional personal automobile insurance companies, though Esurance's main competition comes from other direct writers like Progressive, GEICO, and 21st Century. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

        The agents upon whom OneBeacon relies compete with direct writers of insurance, who are often able to offer substantial discounts in pricing as compared to OneBeacon's insurance products. If OneBeacon's agents experience increased competition from direct writers of insurance, we in turn could be adversely affected if OneBeacon's agents are unable to maintain a competitive position in their respective markets. In addition, substantial new capital and competitors have entered the reinsurance market in recent years, and we expect to face further competition in the future. If we are unable to maintain our competitive position, our insurance and reinsurance businesses may be adversely affected and we may not be able to compete effectively in the future.

        We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

        In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see "Item 3. Legal Proceedings."

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

        Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, legislation has been passed in Florida that significantly changes the reinsurance protection provided by the Florida Hurricane Catastrophe Fund to companies that write business in Florida. The new legislation also contains a provision that will disallow insurers that write homeowners insurance elsewhere in the United States to write automobile insurance in Florida unless they also write homeowners insurance in Florida. The impact of the new legislation, which could be adverse, upon White Mountains' insurance and reinsurance business in Florida cannot be determined until regulations interpreting the legislation are promulgated. In addition, state and Federal legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could impact our business.

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

        We may become subject to taxes in Bermuda after 2016. We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.

        Changes in tax laws or tax treaties may cause more of the income of certain non-U.S. companies in our group to become subject to taxes in the United States.

        The taxable income of our U.S. subsidiaries is subject to U.S. Federal, state and local income taxes and other taxes. The income of the non-U.S. companies in our group is generally not subject to tax in the United States other than withholding taxes on interest and dividends. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could impact income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.

        We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

        White Mountains Re, in particular Sirius International and WMRe (Bermuda), conducts a significant portion of its business outside of the United States. As a result, a substantial portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our financial condition or our results of operations.

        Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

        We depend on our key personnel to manage our business effectively and they may be difficult to replace.

        Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees nor key man life insurance and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

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

        Our corporate affairs are governed by the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company's memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company's shareholders than that which actually approved it.

        When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some part of the shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company's affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

        The reinsurance business historically has been cyclical and, in the future, we expect to experience periods with excess underwriting capacity and unfavorable premium rates, terms and conditions.

        Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium rate levels. For example, the industry experienced a soft casualty market of lower prices and less favorable terms from 1997 to 2001 during which profitability suffered while the losses incurred from the 2005 U.S. hurricanes triggered price increases. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers significantly affect the reinsurance industry cycle. Any of these factors could lead to a significant reduction in premium rates, less favorable contract terms, fewer submissions for our underwriting capacity and potential regulatory response. We expect to continue to experience the effects of the industry's cyclicality.

        We are largely dependent upon our ceding companies' evaluation of risk.

        White Mountains Re, like other reinsurance companies that write treaty reinsurance, generally does not evaluate separately each of the individual risks assumed under our reinsurance contracts. As such, we are largely dependent upon the cedents' original underwriting decisions. We are subject to the risk that the cedents may not have adequately or accurately evaluated the risks that they have insured, and we have reinsured, and that the premiums ceded may not adequately compensate us for the risks we assume. If our reserves are insufficient to cover our actual loss and LAE arising from our treaty reinsurance business, we would have to strengthen our reserves and incur charges to our earnings. These charges could be significant and could have a material adverse effect on our results of operations and financial condition.

        We have surety bonds in Latin America and write credit and bond reinsurance that could expose us to an economic downturn, or changes to the regulatory or legal environment, in certain countries and regions as a whole.

        White Mountains, through Folksamerica, has run-off operations that include a material amount of Latin American facultative surety exposure (our "Surety Book"). Surety bonding describes a class of business where insurance companies guarantee various contractual commitments assumed by contractors and other businesses. The majority of Folksamerica's Surety Book is comprised of performance bonds, which is insurance obtained by service providers, such as construction firms, to protect against their failure to complete service engagements according to contractual terms. As of January 31, 2008, the maximum certificate or bonding value in our Surety Book (a measurement which does not factor in the percentage to completion of any of the projects supported by the bonds) was approximately $750 million. Approximately 81% of our Surety Book is represented by contracts in Colombia and 13% is represented in Brazil. While our Surety Book is comprised of a large number of contracts with relatively small individual exposures, a severe economic downturn that adversely affects the capital supply or business environment in Colombia or Brazil individually, or Latin America generally, or a significant shift in the regulatory or legal environments governing access to collateral in these markets, could have a material adverse effect on our results of operations and financial condition. An example of this type of a regional downturn is the Asian financial crisis that occurred in the mid-to-late 1990s principally affecting Thailand, South Korea and Hong Kong.

        In addition, White Mountains Re, through Sirius International, writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, with companies in Germany, France and Italy representing approximately 40% of White Mountains Re's exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.

        Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to reductions in a respective country's gross national product. As such, a recession that occurs in a relatively short period of time and impacts multiple countries could result in higher than expected losses. As of December 31, 2007, White Mountains Re's contractual loss exposure for this business is approximately $1 billion. However, because of the short-term nature of this business, ceding companies can actively adjust credit exposures and substantially mitigate the effect of an economic crisis or a major bankruptcy. The limit of liability given above does not consider the positive impact of dynamic limit management nor does it include the credit for recoveries.

Item 1B.    Unresolved Staff Comments

        As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 2.    Properties

        The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. The Company's principal executive office is in Hanover, New Hampshire. In addition, the Company maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions.

        The United States headquarters of OneBeacon is located in Canton, Massachusetts, while its principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains offices in various cities throughout the United States.

        White Mountains Re's headquarters is in Hamilton, Bermuda and its principal executive office is located in New York, New York. Folksamerica is headquartered in New York, New York with branch offices in various cities throughout the United States and in Toronto, Canada. Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe and Asia. WMRUS maintains an office in Hamilton, Bermuda. Esurance is headquartered in San Francisco, California with various offices throughout the United States.

        The Company's headquarters, registered office, principal executive office and investment and corporate finance offices are leased. Sirius International's home office in Sweden and substantially all of its branch offices, as well as WMRUS's office in Bermuda, are leased. Folksamerica's home office and its branch offices are leased as well. OneBeacon owns its home office. Most of OneBeacon's branch offices are leased with the exception of branch offices located in New York. Esurance's home office and its branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

OneBeacon

        In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the "Court") for breach of contract and negligence with respect to agreements with Liberty Mutual (the "Liberty Agreements"). The portion of the contract claim relating to OBIC was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon's claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

        Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts ("USDC") and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual's claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court's confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual's motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

        In January 2005 Liberty Mutual initiated arbitration against OneBeacon (the "ULAE Arbitration") seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the "Reinsurance Arbitration") seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. Arbitration hearings regarding ULAE issues and damages related thereto are scheduled to occur in the second and third quarters of 2008, respectively.

        As of December 31, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Esurance

        On November 29, 2007, Dennis J. Czerwinski filed a lawsuit against Esurance Property and Casualty Insurance Company and Esurance Insurance Company in the U.S. District Court, Eastern District of Wisconsin, Milwaukee Division alleging violations of the Fair Credit Reporting Act ("FCRA") and seeking class certification. Czerwinski alleged that Esurance's accessing of consumer credit reports in connection with prescreened offers of insurance violated the FCRA because the offers allegedly did not qualify as firm offers of insurance. The proposed class consists of all persons in the United States to whom Esurance sent a solicitation in the form of the one mailed to Czerwinski after February 1, 2006 through the date a class is certified. Esurance is disputing the allegations and intends to vigorously defend this action.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2007.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2008)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	57	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	40	2007
Charles B. Chokel	Managing Director and Chief Financial Officer of White Mountains Re	54	2002
David T. Foy	Executive Vice President and Chief Financial Officer	41	2003
Robert R. Lusardi	President and CEO of White Mountains Financial Services LLC	51	2005
T. Michael Miller	President and CEO of OneBeacon	49	2005
J. Brian Palmer	Chief Accounting Officer	35	2001
Robert L. Seelig	Vice President and General Counsel	39	2002
Gary C. Tolman	President and CEO of Esurance	56	2005
Allan L. Waters	President and CEO of White Mountains Re	50	2007

        All executive officers of the Company and its subsidiaries are elected by the Board for a term of one year or until their successors have been elected and have duly qualified. Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:

        Mr. Barrette has served as Chairman and CEO of the Company since January 2007. He served as a director of the Company from 2000 to 2005 and was re-appointed as a director in August 2006. He previously served as President and CEO of the Company from 2003 to 2005, as CEO of OneBeacon from 2001 to 2002, as President of the Company from 2000 to 2001 and as Executive Vice President and Chief Financial Officer of the Company from 1997 to 2000. Mr. Barrette also serves as a director of OneBeacon Ltd.

        Mr. Campbell has served as a Managing Director of White Mountains Capital, Inc. since January 2004. He joined White Mountains in 1994 and has served in a variety of financial management positions with White Mountains. Prior to joining White Mountains, Mr. Campbell spent three years with KPMG LLP. Mr. Campbell also serves as a director of OneBeacon Ltd.

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

        Mr. Lusardi was appointed President and CEO of White Mountains Financial Services LLC in February 2005. Prior to joining White Mountains, Mr. Lusardi was an Executive Vice President of XL Capital Ltd, most recently as Chief Executive of Financial Products and Services. Prior to joining XL Capital Ltd, Mr. Lusardi was a Managing Director at Lehman Brothers, where he was employed from 1980 to 1998. Mr. Lusardi also serves as a director of OneBeacon Ltd., Symetra and Primus Guaranty, Ltd.

        Mr. Miller was appointed President and CEO of OneBeacon in July 2005 and joined OneBeacon as its Chief Operating Officer in April 2005. Mr. Miller also serves as a director of OneBeacon Ltd. Prior to joining White Mountains, Mr. Miller spent 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer. Prior to joining St. Paul Travelers, Mr. Miller spent 14 years with The Chubb Corporation.

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

        Mr. Tolman has served as President and CEO of Esurance since 2000. Prior to joining Esurance, Mr. Tolman was with Talegen Holdings for 6 years, serving most recently as its President. Prior to joining Talegen, Mr. Tolman was with Fireman's Fund Corporation for more than 15 years.

        Mr. Waters was elected Director, President and CEO of White Mountains Re on March 6, 2007. Mr. Waters was a director of White Mountains from 2003 to 2004 and was re-elected as a director in November 2005. From 1998 to 2007, Mr. Waters was the founder and Managing Member of Mulherrin Capital Advisors, LLC. Mr. Waters formerly served as Senior Vice President and Chief Financial Officer of White Mountains from 1993 to 1998, as Vice President and Controller from 1990 to 1993, as Vice President of Finance from 1987 to 1990 and as Assistant Vice President of Finance from 1985 to 1987.

PART II

Item 5.    Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        As of February 28, 2008, there were 378 registered holders of White Mountains' common shares, par value $1.00 per share.

        During each of 2007 and 2006, the Company declared and paid cash dividends on common shares of $8.00 per share.

        Common shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH). The quarterly range of the high and low sales price for common shares during 2007 and 2006 is presented below:

	2007		2006
	High	Low	High	Low
Quarter ended:
December 31	$566.50	$492.00	$603.00	$496.00
September 30	608.96	507.00	537.00	447.00
June 30	611.02	548.76	591.00	465.01
March 31	590.40	532.35	594.50	517.00

        On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141 million, in a transaction with an institutional investor. On November 26, 2007, White Mountains repurchased an additional 8,500 of its common shares for $500 per share, or $4 million. These transactions were the first repurchases under the previously announced share repurchase plan authorized by White Mountains' Board of Directors on November 17, 2006. There are 709,159 shares remaining for future share repurchases under the plan.

        For information on securities authorized for issuance under the Company's equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

        The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares (NYSE symbol "WTM") as of January 1, 2003, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2007 are also shown for the Standard & Poor's 500 Stocks (Property & Casualty) Capitalization Weighted Index ("S&P P&C") and the Standard & Poor's 500 Stocks Capitalization Weighted Index ("S&P 500") for comparison.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Item 6.    Selected Financial Data

        Selected consolidated income statement data and ending balance sheet data for each of the five years ended December 31, 2007, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts
	2007	2006		2005	2004	2003
Income Statement Data:
Revenues	$4,734	$4,794	(g)	$4,632	$4,555	$3,794
Expenses	4,052	4,064		4,327	4,297	3,420

Pre-tax earnings	682	730	(g)	305	258	374
Income tax provision	(211)	(99)		(37)	(47)	(127)
Minority interest	(93)	(16)		(12)	(11)	(2)
Equity in earnings of unconsolidated affiliates	29	37		34	38	57
Accretion and dividends on preferred stock of subsidiaries	—	—		—	—	(21) (a)

Net income before extraordinary items	407	652		290	238	281
Extraordinary gains	—	21	(b)	—	181 (b)	—

Net income	$407	$673		$290	$419	$281

Net income before extraordinary items per share:
Basic	$37.96	$60.52		$26.96	$24.05	$26.48
Diluted	$37 89	$60.33		$26.56	$22.67	$23.63

Balance Sheet Data:
Total assets	$19,106	$19,444		$19,418	$19,015	$15,882
Long-term debt	1,193 (h)	1,107	(h)	779	783	743
Mandatorily redeemable preferred stock of subsidiaries	278	262		234	212	195
Minority interest—OneBeacon Ltd	517	491	(g)	—	—	—
Minority interest—WMRe Preference Shares	250 (i)	—		—	—	—
Minority interest—consolidated limited partnerships	100	113		96	59	5
Common shareholders' equity	4,713	4,455		3,833	3,884	2,979
Book value per share(c)	$446.83	$408.62		$347.00	$349.60	$293.15
Fully diluted tangible book value per share(d)	$444.47	$406.00		$342.51	$342.52	$291.27

Share Data:
Cash dividends paid per common share	$8.00	$8.00		$8.00	$1.00	$1.00
Ending common shares (000's)(e)	10,554	10,783		10,779	10,773	9,007
Ending equivalent common shares (000's)(f)	(37)	29		34	46	1,775

Ending common and equivalent common shares (000's)	10,517	10,812		10,813	10,819	10,782

(a)
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

(b)
The extraordinary gain in 2006 resulted from the excess of the fair value over the cost of net assets acquired in the Mutual Services acquisition. Extraordinary gains in 2004 resulted from the excess of the fair value over the cost of net assets acquired in the Sirius, Symetra, Tryg-Baltica and Sierra transactions.

(c)
Includes the dilutive effects of outstanding incentive options to acquire common shares ("Options") and, for years prior to 2004, warrants to acquire common shares.

(d)
Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra's fixed maturity portfolio. See the reconciliation of fully diluted tangible book value per share to book value per share on page 47.

(e)
During 2007, the Company repurchased and retired 290,841 common shares in two transactions with institutional investors. During 2004, 1,724,200 common shares were issued in satisfaction of warrants exercised.

(f)
Includes outstanding Options and warrants to acquire common shares, when applicable. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share is adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance.

(g)
In connection with the OneBeacon Offering, White Mountains recognized a $171 million gain in other revenues and recorded a $491 million minority interest liability.

(h)
At December 31, 2006, White Mountains had $320 million outstanding under its credit facility. During 2007, White Mountains Re issued the $400 million WMRe Senior Notes, a portion of the proceeds of which were used to repay the borrowings under White Mountains' credit facility.

(i)
In May 2007, WMRe Group, an intermediate holding company of White Mountains Re, issued $250 million non-cumulative perpetual preference shares.

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

        The following discussion also includes five non-GAAP financial measures, adjusted comprehensive net income, fully diluted tangible book value per share, tangible capital, OneBeacon's adjusted book value per share and OneBeacon's specialty, commercial and personal lines' loss and LAE ratios and combined ratios prior to a reserve reallocation, that have been reconciled to their most comparable GAAP financial measures (see page 64). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Overview

        White Mountains ended 2007 with a fully diluted tangible book value per common share of $444, which represented an increase of 11.4% (including dividends) over the fully diluted tangible book value per common share of $406 as of December 31, 2006. This increase reflects favorable weather conditions and strong investment results in 2007. Fully diluted tangible book value per share at December 31, 2007 was reduced by $2 from the impact of share repurchases during the fourth quarter of 2007.

        White Mountains ended 2006 with a fully diluted tangible book value per common share of $406, which represented an increase of 21% (including dividends) over the fully diluted tangible book value per common share of $343 as of December 31, 2005. This increase reflected favorable weather conditions and strong investment results when compared to 2005. Additionally, during the fourth quarter of 2006, White Mountains recognized an after-tax gain of $171 million, or $16 per common share, from the OneBeacon Offering.

Fully Diluted Tangible Book Value Per Share

        The following table presents the Company's tangible book value per share for the years ended December 31, 2007, 2006, and 2005 and reconciles this non-GAAP measure to the most comparable GAAP measure:

	December 31,
	2007	2006	2005
Book value per share numerators (in millions):
Common shareholders' equity	$4,713.4	$4,455.3	$3,833.2
Benefits to be received from share obligations under employee benefit plans	1.7	4.7	5.1
Remaining accretion of subsidiary preferred stock to face value(1)	(15.8)	(41.8)	(86.0)

Book value per share numerator	4,699.3	4,418.2	3,752.3
Equity in net unrealized (gains) losses from Symetra's fixed maturity portfolio	5.6	4.1	(24.2)
Goodwill	(30.4)	(32.5)	(24.4)

Fully diluted tangible book value per share numerator	$4,674.5	$4,389.8	$3,703.7

Book value per share denominators (in thousands of shares):
Common shares outstanding	10,553.6	10,782.8	10,779.2
Unearned restricted shares	(46.5)	—	—
Share obligations under employee benefit plans	9.9	29.5	34.3

Fully diluted tangible book value per share denominator	10,517.0	10,812.3	10,813.5

Book value per share	$446.83	$408.62	$347.00
Fully diluted tangible book value per share	444.47	406.00	342.51

(1)
Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains' ownership interest in OneBeacon Ltd. of 72.9%, 72.4% and 100% as of December 31, 2007, 2006 and 2005.

Review of Consolidated Results

        A summary of White Mountains' consolidated financial results for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Gross written premiums	$4,189.9	$4,312.4	$4,601.6

Net written premiums	$3,758.6	$3,843.5	$3,776.1

Revenues
Earned insurance and reinsurance premiums	$3,783.7	$3,712.7	$3,798.6
Net investment income	533.0	435.5	491.5
Net realized investment gains	263.2	272.7	112.6
Gain on sale of shares through the OneBeacon Offering	—	171.3	—
Other revenue	153.9	202.0	229.2

Total revenues	4,733.8	4,794.2	4,631.9

Expenses
Losses and LAE	2,406.4	2,452.7	2,858.2
Insurance and reinsurance acquisition expenses	776.6	754.8	761.2
Other underwriting expenses	509.0	505.4	424.7
General and administrative expenses	200.5	218.3	148.8
Accretion of fair value adjustment to loss and LAE reserves	21.4	24.5	36.9
Interest expense—debt	73.0	50.1	44.5
Interest expense—dividends and accretion on preferred stock	65.4	58.6	52.4

Total expenses	4,052.3	4,064.4	4,326.7

Pre-tax income	$681.5	$729.8	$305.2
Income tax provision	(210.5)	(98.9)	(36.5)
Equity in earnings of unconsolidated affiliates	29.4	36.9	33.6
Minority interest	(93.0)	(16.0)	(12.2)

Net income before extraordinary items	$407.4	$651.8	$290.1
Excess of fair value of acquired net assets over cost	—	21.4	—

Net income	$407.4	$673.2	$290.1
Other comprehensive income (loss)	71.9	32.9	(254.1)

Comprehensive net income	$479.3	$706.1	$36.0
Change in net unrealized (gains) losses from Symetra's fixed maturity portfolio	1.5	28.3	32.4

Adjusted comprehensive net income	$480.8	$734.4	$68.4

Consolidated Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

        White Mountains reported adjusted comprehensive net income of $481 million for 2007, compared to $734 million in 2006. Net income was $407 million in 2007, compared to $673 million in 2006. These results reflect favorable weather conditions and strong investment results in both years. During 2006, White Mountains benefited from an after-tax gain of $171 million from the OneBeacon Offering, an after-tax gain of $21 million on the purchase of Mutual Service, $29 million in after-tax transaction gains from the sales of Sirius America and OneBeacon's Agri business and $33 million in gains from the settlements of United States Federal and state income tax audits.

        White Mountains' total revenues decreased by 1% to $4,734 million in 2007 compared to $4,794 million in 2006, mainly due to the $171 million gain from the OneBeacon Offering in 2006 and a $48 million decrease in other revenues, mainly at White Mountains Re. These revenue decreases were partially offset by a $98 million increase in net investment income, due mainly to a higher invested asset base in 2007, and a 2% increase in earned premiums. The increase in earned premiums was primarily due to an increase at Esurance, partially offset by decreases at OneBeacon and White Mountains Re.

        White Mountains' total expenses were relatively flat at $4,052 million for 2007 when compared to 2006. Interest expense on debt increased 46% in 2007, primarily due to interest on the WMRe Senior Notes that were issued in March of 2007. This was partially offset by an 8% decrease in general and administrative expenses, due primarily to lower incentive compensation expense in 2007.

Consolidated Results—Year Ended December 31, 2006 versus Year Ended December 31, 2005

        White Mountains reported adjusted comprehensive net income of $734 million for 2006, compared to $68 million in 2005. Net income was $673 million in 2006, compared to $290 million in 2005. The increase in 2006 adjusted comprehensive net income resulted primarily from the $171 million gain from the OneBeacon Offering, favorable weather conditions, strong investment returns and a $21 million after-tax gain on the purchase of Mutual Service. In addition, the 2005 results included $288 million in after-tax losses from hurricanes Katrina, Rita and Wilma, while 2006 included $70 million in after-tax losses from adverse development on those storms and a $95 million after-tax loss from the Olympus reimbursement (see description on page 58). 2005 also included $104 million of after-tax comprehensive net loss from the Montpelier Re investment, compared to $10 million in after-tax comprehensive net income in 2006. Adjusted comprehensive net income for 2006 also benefitted from $59 million of after-tax unrealized foreign currency gains, compared to $70 million of after-tax unrealized foreign currency losses in 2005, primarily from currency fluctuations of the U.S. dollar against the Swedish Krona and the Euro.

        White Mountains' total revenues increased by 4% to $4,794 million in 2006 compared to $4,632 million in 2005, mainly due to the $171 million gain on the sale of OneBeacon shares and a $160 million increase in net realized investment gains, primarily due to $165 million of pre-tax losses in the value of the Company's investment in Montpelier Re realized during 2005, compared to a $5 million pre-tax gain realized in 2006. These increases were partially offset by a $56 million decrease in net investment income, primarily due to the receipt in 2005 of a $74 million special dividend from Montpelier Re, and a 2% decrease in earned premiums, primarily due to decreases at OneBeacon and White Mountains Re, which were partially offset by an increase at Esurance.

        White Mountains' total expenses decreased by 6% to $4,064 million for 2006, primarily due to a $406 million decrease in losses and LAE, partially offset by a $70 million increase in general and administrative expenses. The decrease in losses and LAE was due mainly to lower catastrophe losses in 2006 compared to 2005. In 2005, White Mountains reported $422 million in pre-tax loss and LAE on hurricanes Katrina, Rita and Wilma, compared to $106 million in loss and LAE from adverse development on those storms, as well as a $137 million loss and $9 million in forgone override commissions from the Olympus reimbursement in 2006. The increase in general and administrative expenses in 2006 when compared to 2005 was primarily due to increased incentive compensation expenses.

Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The income tax provision related to pretax earnings for 2007, 2006 and 2005 represents an effective tax rate of 30.9%, 13.6% and 12.0%, respectively. White Mountains' effective tax rates for 2007, 2006 and 2005 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. In addition, White Mountains' effective tax rate for 2006 reflected tax benefits related to settlements of U.S. Federal income tax audits for years 2001 and 2002.

I. Summary of Operations By Segment

        White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains' consolidated investment operations is included after the discussion of operations by segment. White Mountains' segment information is presented in Note 16—"Segment Information" to the Consolidated Financial Statements.

OneBeacon

        Financial results for OneBeacon for the years ended December 31, 2007, 2006 and 2005 follow:

	Year Ended December 31,
($ in millions)
	2007	2006	2005
Gross written premiums	$2,092.1	$2,088.4	$2,266.5

Net written premiums	$1,864.4	$1,957.6	$2,121.1

Earned insurance and reinsurance premiums	$1,873.6	$1,944.0	$2,118.4
Net investment income	208.5	187.6	242.4
Net realized investment gains	173.7	156.4	122.8
Other revenue	17.2	38.8	50.3

Total revenues	2,273.0	2,326.8	2,533.9

Losses and LAE	1,089.8	1,180.3	1,401.5
Insurance and reinsurance acquisition expenses	318.9	332.3	390.7
Other underwriting expenses	329.4	360.1	278.9
General and administrative expenses	9.8	15.3	8.4
Accretion of fair value adjustment to loss and LAE reserves	16.0	23.0	26.0
Interest expense on debt	45.2	45.6	44.1
Interest expense—dividends and accretion on preferred stock	65.4	58.6	52.4

Total expenses	1,874.5	2,015.2	2,202.0

Pre-tax earnings	$398.5	$311.6	$331.9

        The following table presents OneBeacon's adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	December 31,
(Millions, except per share amounts)
	2007	2006
OneBeacon book value per share numerators:
OneBeacon common shareholders' equity	$1,906.5	$1,777.2
Remaining accretion of subsidiary preferred stock to face value	(21.6)	(57.7)

Adjusted OneBeacon common shareholders' equity	1,884.9	1,719.5

OneBeacon Ltd. common shares outstanding	98.5	100.0

OneBeacon book value per common share	$19.36	$17.77
OneBeacon adjusted book value per common share	$19.14	$17.20

Growth in adjusted book value per common share, including dividends, for the year(1)	16.2%

    (1)
    OneBeacon Ltd. has paid quarterly dividends of $.21 per common share beginning in March 2007.

        The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon's ongoing businesses and in total for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31, 2007
($ in millions)
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE prior to reserve reallocation	58%	51%	60%	58%
Effect of reserve reallocation(2)	(20)%	0%	(3)%	n/a

Loss and LAE	38%	51%	57%	58%
Expense	31%	37%	34%	35%

Total GAAP combined	69%	88%	91%	93%

Total combined prior to reserve reallocation	89%	88%	94%	93%

Net written premiums	$446.2	$727.7	$690.4	$1,864.4
Earned insurance premiums	$436.4	$712.0	$725.0	$1,873.6

	Year Ended December 31, 2006
($ in millions)
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	55%	56%	64%	61%
Expense	34%	39%	32%	35%

Total combined	89%	95%	96%	96%

Net written premiums	$437.6	$718.3	$800.6	$1,957.6
Earned insurance premiums	$432.3	$689.3	$822.3	$1,944.0

	Year Ended December 31, 2005
($ in millions)
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE prior to reserve reallocation	56%	61%	63%	66%
Effect of reserve reallocation(2)	(2)%	(2)%	(1)%	n/a

Loss and LAE	54%	59%	62%	66%
Expense	31%	38%	29%	32%

Total GAAP combined	85%	97%	91%	98%

Total combined prior to reserve reallocation	87%	99%	92%	98%

Net written premiums	$548.8	$654.4	$910.2	$2,121.1
Earned insurance premiums	$521.9	$654.7	$933.7	$2,118.4

    (1)
    Includes results from run-off operations.

    (2)
    During 2007 and 2005, OneBeacon reallocated loss and LAE reserves between its ongoing and run-off operations, which had the effect of lowering the combined ratios for the ongoing businesses. The reserve reallocation had no impact on OneBeacon's total combined ratio.

OneBeacon Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

Overview

        OneBeacon grew its adjusted book value per share by 16.2% during 2007, including dividends. Pre-tax income for 2007 was $399 million compared to $312 million for 2006, and its GAAP combined ratio was 93% for 2007 compared to 96% for 2006. The improved underwriting results in 2007 reflected lower catastrophe losses and favorable development on prior accident year losses. The 2007 results also benefited from a $26 million gain from OneBeacon's partial pension settlement (See Note 11—Retirement and Postretirement Plans).

        The decrease in OneBeacon's 2007 GAAP combined ratio was primarily due to a 3 point decrease in its loss and LAE ratio. The 2007 results included 3 points of favorable development on prior accident year losses due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by unfavorable development for multiple peril and workers compensation, primarily for accident years 2001 and prior. The 2006 results included 1 point of adverse development on prior accident year losses, mainly due to adverse development on catastrophe losses, primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes, partially offset by favorable development on prior accident year non-catastrophe losses in specialty lines and commercial lines.

        OneBeacon's total revenues decreased by 2% in 2007 to $2,273 million, compared to $2,327 million in 2006, due principally to a 4% decrease in earned premiums in 2007. 2006 included $65 million of premium from OneBeacon's Agri division, the renewal rights to which were sold on September 30, 2006. Net other revenues decreased 56% in 2007 to $17 million, compared to $39 million in 2006. The 2006 period included a $30 million gain on the sale of renewal rights of Agri to QBE. Partially offsetting the Agri gain was a $13 million pre-tax loss on the sale of OneBeacon's investment in MSA (after tax, the MSA exchange resulted in an $8 million net realized gain). OneBeacon's 2007 net other revenues included an $11 million gain from the sale of one of its inactive licensed insurance subsidiaries.

        During 2007, OneBeacon reallocated reserves from ongoing lines of business to run-off reserves, particularly on run-off reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $117 million of reserves from specialty lines ($88 million), commercial lines ($6 million) and personal lines ($23 million) to run-off claims. This reallocation had the effect of lowering the combined ratios for specialty, commercial and personal lines, but had no net impact on OneBeacon's overall results. The ratio discussions by line of business that follow are based on the ratios as computed prior to the reallocation of reserves to run-off claims. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty, commercial and personal lines' loss and LAE ratios and GAAP combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007.

        Specialty lines.    Net written premiums for specialty lines increased by 2% to $446 million in 2007 from $438 million in 2006. Excluding the business transferred in the Agri Sale, net written premiums increased by 20% in 2007 due to a $35 million increase in net written premiums in specialty liability products at OBPP, a $19 million increase in net written premiums at IMU and $15 million in net written premiums in the Accident & Health business, which commenced operations in 2007.

        The specialty lines combined ratio for 2007 was 89%, consistent with the 2006 combined ratio. The loss and LAE ratio increased 3 points to 58%, primarily due to unfavorable large non-catastrophe current accident year losses in the Agri run-off business, while the expense ratio for 2007 decreased 3 points to 31%, primarily due to a 3 point reduction of commission expense from fees received in 2007 from QBE for fronting services performed on renewals of Agri business.

        Commercial lines.    Net written premiums for commercial lines increased by 1% to $728 million in 2007 from $718 million in 2006. The increase was mostly due to a $36 million increase in net written premiums in the small business division, principally driven by small business package products. Partially offsetting this increase was a $26 million decrease in the middle market division, due primarily to lower premiums at OBSP as a result of OneBeacon's strategy to manage its exposure to potential catastrophe losses.

        The commercial lines combined ratio for 2007 decreased to 88% from 95% for 2006. The loss and LAE ratio decreased 5 points to 51%, primarily due to 3 points of favorable development on prior accident year losses in 2007, mostly from property and general liability claims, compared to 2 points of adverse development on prior accident years in 2006, which were primarily at OBSP related to hurricanes Katrina and Wilma and two 2004 catastrophes. This decrease was partially offset by a 1 point increase in the current accident year loss ratio in 2007, partly driven by the pricing environment and partly driven by unusually low large losses in 2006. The expense ratio decreased by 2 points to 37% in 2007, primarily due to lower policy acquisition expenses as a result of an increased deferral rate of commercial lines policy acquisition costs from the expansion into new states, as well as a 1 point favorable impact from the partial pension settlement. Both periods included 1 point of office consolidation costs.

        Personal lines.    Net written premiums for personal lines decreased by 14% to $690 million in 2007 from $801 million in 2006. The decrease was primarily attributable to reduced writings at AutoOne due to significant declines in New York's assigned risk pool. Market trends indicate that New York's assigned risk volumes are expected to decline to approximately $137 million in 2008, down from $170 million in 2007, $253 million in 2006, and $383 million in 2005. Market trends indicate that the assigned risk pool in New Jersey is also expected to decline to approximately $61 million in 2008, down from $77 million in 2007, $141 million in 2006, and $247 million in 2005. The Company expects a reduction in AutoOne's premium volume reflective of these trends. In traditional personal lines, net written premium decreased in 2007 due to an increasingly competitive automobile market and Massachusetts state-mandated rate decreases. In September 2007, OneBeacon notified agents that it plans to seek regulatory approval of a withdrawal plan to cease writing business in Houston General Insurance Exchange and also took actions to better align personal lines staffing with business needs. Net written premiums for Houston General Insurance Exchange were $15 million in 2007, compared to $4 million in 2006.

        The personal lines combined ratio for 2007 decreased to 94% from 96% for 2006. The loss and LAE ratio decreased 4 points to 60%, primarily due to 3 points of favorable development on prior accident years in automobile liability in traditional personal lines and at AutoOne, compared to 1 point of adverse development on prior accident years in 2006. Partially offsetting this decrease was higher large loss activity experienced in the first half of 2007. The expense ratio increased by 2 points to 34% from 32% in 2006. The increase was primarily due to the adverse effect of a lower earned premium base compared to 2006. The expense ratio in 2007 included the impact of non-recurring favorable items in 2007, including 1 point from a state premium tax refund and 1 point from the partial pension settlement. The 2006 expense ratio also included the benefit of non-recurring favorable items, including 1 point from a reduction of contingent commission accruals and 1 point related to the favorable settlement of a state franchise tax audit. Both periods included 1 point of office consolidation costs. In addition, the expense ratio for 2007 included 1 point of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to reduce the personal lines workforce.

        Run-off.    For 2007, run-off business generated an underwriting loss of $39 million (excluding $117 million from the reserve reallocation), compared to an underwriting loss of $44 million in 2006. The results for both 2007 (excluding the reserve reallocation) and 2006 included $9 million in adverse development.

OneBeacon Results—Year Ended December 31, 2006 versus Year Ended December 31, 2005

Overview

        OneBeacon's pre-tax income for 2006 was $312 million compared to $332 million for 2005, and its GAAP combined ratio was 96% for 2006 compared to 98% for 2005. OneBeacon's 2005 results included the results of NFU prior to its sale on September 30, 2005. The inclusion of NFU in the results for the first nine months of 2005 reduced the 2005 combined ratio by one point. During 2005, OneBeacon reallocated $34 million of IBNR reserves from ongoing lines of business to run-off. This reallocation had the effect of lowering the combined ratios for specialty, commercial and personal lines, but had no impact on OneBeacon's overall results.

        Lower adverse development on prior accident year losses caused OneBeacon's 2006 combined ratio to decrease four points from 2005. OneBeacon's 2006 results included $23 million of adverse development on prior accident years compared to $95 million in 2005, which primarily related to 2002 and prior accident years. Lower current accident year catastrophe losses also caused OneBeacon's 2006 combined ratio to decrease two points from 2005. OneBeacon's 2006 results included $29 million in current accident year catastrophe losses compared to $81 million in 2005, which included $69 million from hurricanes Katrina, Rita and Wilma. Offsetting these decreases was a one point increase from higher incentive compensation expenses in 2006 and a one point increase from $20 million of expenses associated with actions taken to reduce long-term occupancy costs, including OneBeacon's move to its new U.S. headquarters in Canton, Massachusetts. In addition, OneBeacon's 2005 results included a $54 million gain from the settlement of its retiree medical plan, which reduced the 2005 combined ratio by three points. The retiree medical plan, which had been frozen in 2002, was terminated and an independent trust was established and funded to provide benefits to covered participants. These actions relieved OneBeacon of its future retiree medical obligations and triggered recognition of the gain. The majority of the gain was recorded as a reduction of other underwriting expenses with a portion of the gain reflected as a reduction in loss and LAE because a portion of the expense of the retiree medical program was allocated to the claims department.

        OneBeacon's total revenues decreased 8% in 2006 to $2,327 million from $2,534 million in 2005. The decrease was due principally to a 6% decrease in earned premiums in 2006, primarily due to the aforementioned sale of NFU, which had $130 million of earned premium in 2005. Net investment income decreased to $188 million in 2006 compared to $242 million in 2005, primarily due to the receipt of a $35 million special dividend on Montpelier Re common shares in the first quarter of 2005. Net realized investment gains increased to $156 million in 2006 compared to $123 million in 2005. The 2005 period included a realized loss of $55 million due to an other-than-temporary impairment on OneBeacon's investment in Montpelier Re common shares. Other revenues in 2006 included a pre-tax gain of $30 million from OneBeacon's sale of the renewal rights to its Agri business and a pre-tax loss on the exchange of its investment in MSA of $13 million (after tax, the MSA exchange resulted in an $8 million net realized gain). Other revenues in 2005 included $34 million in gains recorded from the sales of two subsidiaries, NFU and Traders and Pacific Insurance Company.

        Specialty Lines.    Net written premiums for specialty lines decreased by 20% to $438 million in 2006 from $549 million in 2005, mainly due to the aforementioned sales of NFU and Agri. Excluding NFU and Agri, specialty lines net written premiums increased $41 million, or 12%, from 2005. The increase was mainly due to a $30 million increase in net written premiums at OBPP to $179 million in 2006 from $149 million in 2005, principally driven by long-term care and lawyers professional liability products. Net written premiums for all other specialty lines businesses increased modestly or were essentially flat when compared with the prior year.

        The specialty lines combined ratio for 2006 increased to 89% from 87% for 2005. The increase was primarily due a higher expense ratio, which rose to 34% in 2006 from 31% in 2005. The increased expense ratio was primarily due to a one point increase in incentive compensation expense in 2006 and the favorable impact in 2005 of the settlement of the retiree medical plan, which lowered that year's expense ratio by two points. The loss and LAE ratio for 2006 was essentially flat when compared to 2005. Excluding the impact of the aforementioned reallocation of reserves to run-off, which reduced the 2005 loss ratio by three points, the loss and LAE ratio improved in 2006.

        Commercial Lines.    Net written premiums for commercial lines increased by 10% to $718 million in 2006 from $654 million in 2005, as net written premiums increased for both the middle market division and the small business division. The increase in net written premiums in the middle market division was experienced in property and inland marine products as well as at OBSP. The increase in small business was experienced in small business package products.

        The commercial lines combined ratio for 2006 decreased to 95% from 99% for 2005. Lower catastrophe losses caused the commercial lines 2006 combined ratio to decrease six points from 2005. Commercial lines 2006 results included $31 million in current and prior accident year catastrophe losses, which included $21 million in losses incurred from hurricanes Katrina, Rita and Wilma, compared to $64 million in 2005, which included $56 million in losses incurred from hurricanes Katrina, Rita and Wilma. Partially offsetting this decrease was the favorable impact of one point related to the benefit of the settlement of the retiree medical plan in 2005 and two points related to the reallocation in 2005 of IBNR reserves to run-off.

        Personal Lines.    Net written premiums for personal lines decreased by 12% to $801 million in 2006 compared to $910 million in 2005. The decrease was primarily attributable to reduced writings at AutoOne due to the size of New York's assigned risk pool significantly decreasing and reduced writings in traditional personal lines due to an increasingly competitive automobile market and state-mandated rate decreases in Massachusetts. With respect to the New York assigned risk pool, assigned risk volumes declined to $253 million in 2006, down from $383 million in 2005 and $629 million in 2004. Assigned risk volumes in New Jersey are also expected to decline. The assigned risk pool in New Jersey declined to $141 million in 2006, down from $247 million in 2005 and $375 million in 2004. OneBeacon expects a continued reduction in AutoOne's premium volume in 2007 reflective of these trends.

        The personal lines combined ratio for 2006 increased to 96% from 92% for 2005. The loss and LAE ratio increased 1 point to 64% in 2006 from 63% in 2005, primarily due to favorable items in 2005. The personal lines 2005 loss and LAE ratio included the benefit of the settlement of the retiree medical plan and the favorable impact of the reallocation of IBNR reserves to run-off, which each reduced the loss and LAE ratio by approximately one point. The expense ratio increased to 32% in 2006, compared to 29% in the prior year, mainly due to increased incentive compensation expenses of approximately one point in 2006 and the benefit of the settlement of the retiree medical plan in 2005, which decreased the 2005 expense ratio by approximately two points. In addition, the 2006 expense ratio was higher than the 2005 expense ratio by approximately one point as expense reductions were not proportional to reductions in earned premiums.

        Run-off.    For 2006, run-off business generated an underwriting loss of $44 million compared to an underwriting loss of $133 million in 2005. The 2005 results included $107 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. As described above, 2005 also included a reallocation of $34 million of IBNR reserves from ongoing lines of business to run-off.

White Mountains Re

        Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Gross written premiums	$1,295.3	$1,624.5	$1,981.3

Net written premiums	$1,095.7	$1,290.0	$1,304.1

Earned insurance and reinsurance premiums	$1,146.8	$1,241.2	$1,371.6
Net investment income	210.5	182.7	148.9
Net realized investment gains	63.7	59.0	76.8
Other revenue	5.0	47.8	33.5

Total revenues	1,426.0	1,530.7	1,630.8

Losses and LAE	701.0	884.6	1,237.9
Insurance and reinsurance acquisition expenses	255.0	287.2	279.6
Other underwriting expenses	118.5	94.7	107.0
General and administrative expenses	26.2	24.2	12.4
Accretion of fair value adjustment to loss and LAE reserves	5.4	1.5	10.9
Interest expense on debt	23.2	1.5	.4

Total expenses	1,129.3	1,293.7	1,648.2

Pre-tax earnings (loss)	$296.7	$237.0	$(17.4)

	Year Ended December 31,
	2007	2006	2005
GAAP ratios:
Loss and LAE	61%	71%	90%
Expense	33%	31%	28%

Total Combined	94%	102%	118%

White Mountains Re Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

        White Mountains Re's pre-tax income for 2007 was $297 million compared to a $237 million for 2006, and its GAAP combined ratio was 94% for 2007 compared to 102% for 2006. The loss and LAE ratio for 2007 included $76 million, or 7 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from European windstorms Kyrill and Hanno in the first quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, the Peru earthquake, hurricanes Dean and Felix, and floods in Jakarta, Slovenia, and Mexico. In addition to these catastrophes, White Mountains Re recorded $9 million of net unfavorable development in 2007, which consisted of $63 million related to A&E exposures, $28 million in strengthening of certain of its U.S. casualty reserves and $7 million related to surety business. These losses were largely offset by favorable development of $91 million, primarily on property lines from prior accident years. The loss and LAE ratio for 2006 included net adverse development of $218 million, or 18 points, which included a charge of $137 million arising from the Olympus reimbursement described below, $92 million ($86 million net of reinstatement premiums) in adverse development on hurricanes Katrina, Rita and Wilma, and $55 million of adverse development from casualty losses associated with the Risk Capital acquisition in 2000. These losses were partially offset by favorable development on various lines, including $46 million and $19 million of favorable development on the property and agriculture lines of business, respectively.

        White Mountains Re's gross written premiums decreased by 20% to $1,295 million in 2007, compared to $1,625 million in 2006, and net written premiums decreased by 15% to $1,096 million in 2007 compared to $1,290 million in 2006. Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of

2006, gross written premiums decreased by $258 million, or 17%, and net written premiums decreased by $155 million, or 12%, reflecting reductions in most lines of business. These decreases were primarily due to pricing, terms and conditions that no longer met White Mountains Re's underwriting guidelines. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. This excess underwriting capacity, combined with fewer catastrophic events in 2007, has resulted in downward pressure on pricing. Higher ceding company retentions also reduced White Mountains Re's premium volume. Decreases in net written premiums were partially offset by the non-renewal in 2007 of a series of ceded property Second Event Industry Loss Warranty Covers that White Mountains Re had purchased during the first quarter of 2006. White Mountains Re ceded approximately $20 million in premiums related to the Second Event Industry Loss Warranty Covers in the first quarter of 2006. The decreases in volume were also partially offset by more favorable foreign currency exchange rates versus the U.S. dollar, particularly the Swedish Krona.

        Net investment income in 2007 increased by 15% to $211 million compared to the prior year mainly due to an increase in invested assets from the transfer of White Mountains Re's investment in Symetra to White Mountains for cash in December 2006, proceeds from the issuance of the preference shares in May 2007, as well as capital contributions of $100 million from White Mountains in June 2006.

        White Mountains Re recognized fee income of $10 million from Olympus and Helicon in 2007, $8 million of which was recorded as other revenues, compared to $12 million of fee income from Olympus and Helicon in 2006, $9 million of which was recorded as other revenues. White Mountains Re did not renew its quota share arrangements with Olympus and Helicon for 2008. Olympus continues to be responsible to pay losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007. White Mountains Re acquired Helicon on January 7, 2008.

        Other revenues for 2007 also included $13 million of realized foreign exchange losses compared to $21 million of foreign exchange gains for the comparable prior period. During the fourth quarter 2007, White Mountains Re sold its' wholly-owned subsidiary Stockbridge Insurance Company for $26 million in cash to a third party and recognized a $10 million pre-tax gain on the sale through other revenues. In 2006, other revenues included a $14 million pre-tax gain from the sale of Sirius America, a wholly-owned subsidiary of White Mountains Re.

        Other underwriting expenses in 2007 increased by $24 million to $119 million compared to 2006. This increase is due to increased incentive compensation accruals, movement in foreign exchange rates as the Swedish Krona strengthened against the U.S. dollar, as well as increased expenses arising from the expansion of White Mountains Re's Bermuda advisory operations. In addition, during the first quarter of 2006, Scandinavian Re reduced its unallocated loss adjustment expense reserve by approximately $7 million as a result of an evaluation of the remaining run-off contracts.

        General and administrative expenses in 2007 increased by $2 million to $26 million compared to 2006. This increase is mainly due to costs expensed in connection with the issuance of $250 million of non-cumulative perpetual preference shares during the second quarter of 2007 and $400 million face value of senior unsecured notes during the first quarter of 2007, as further discussed below.

        In May 2007, WMRe Group issued $250 million of non-cumulative perpetual preference shares and received $246 million of proceeds, net of $4 million of issuance costs and commissions. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis only when, as and if declared by White Mountains Re at a fixed dividend rate of 7.506% for the period from issuance until June 30, 2017 and a variable dividend rate thereafter. The WMRe Preference Shares are redeemable only at the option of White Mountains Re. During 2007, White Mountains Re declared and paid $11 million in dividends to holders of the WMRe Preference Shares.

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

        White Mountains Re's interest expense in 2007 increased by $22 million, primarily due to the interest on the aforementioned WMRe Senior Notes.

White Mountains Re Results—Year Ended December 31, 2006 versus Year Ended December 31, 2005

        White Mountains Re's pre-tax income for 2006 was $237 million compared to a pre-tax loss of $17 million for 2005, and its GAAP combined ratio was 102% for 2006 compared to 118% for 2005. The improved combined ratio and the increase in pre-tax income resulted primarily from significantly lower catastrophe losses. During 2006, White Mountains Re recorded $86 million of unfavorable development, net of reinstatement premiums and reinsurance, related to hurricanes Katrina, Rita and Wilma and $137 million in losses and $9 million of forgone override commissions related to the Olympus reimbursement. During 2005, White Mountains Re recognized $351 million in pre-tax losses, net of reinstatement premiums and reinsurance from hurricanes Katrina, Rita and Wilma. 2005 also included $57 million of other significant property catastrophe losses, primarily from European storm Erwin and floods in Europe.

        Excluding the unfavorable development from Katrina, Rita and Wilma and the Olympus reimbursement, White Mountains Re's underwriting units performed well in 2006, reflecting generally more favorable weather conditions and continued favorable prices, terms and conditions within the reinsurance marketplace. Excluding the additional losses from hurricanes Katrina, Rita and Wilma and the Olympus reimbursement, favorable development on prior year reserves of $11 million resulted primarily from continued favorable run off of recent underwriting years at Sirius International of $46 million and favorable development of $19 million arising from Folksamerica's agriculture line of business, offset by unfavorable development of $55 million from casualty losses associated with the Risk Capital acquisition.

        White Mountains Re's 2006 gross written premiums decreased by 18% to $1,625 million and net written premiums decreased by 1% to $1,290 million from $1,304 million in 2005. White Mountains Re reduced its overall property exposure and Folksamerica non-renewed its excess offshore energy and marine business in the Gulf of Mexico starting on January 1, 2006, which caused gross written premiums to decline substantially in 2006 versus 2005. All of the non-renewed excess offshore energy and marine business was subject to Folksamerica's reinsurance treaty with Olympus, under which Folksamerica ceded up to 75% of this business in 2005. As a result, the impact on the change in White Mountains Re's net written premiums from 2005 to 2006 was significantly less than the impact on the change in its gross written premiums over the same period. Gross and net written premiums were also lower during 2006 due to lower reinstatement premiums on property catastrophe reinsurance, which had primarily resulted from reinstated coverage after hurricanes Katrina and Rita in 2005, and lower premiums from Sirius America, which was sold in August 2006. Sirius America contributed $71 million and $39 million of gross and net written premiums, respectively, in 2006, compared to $248 million and $87 million, respectively, in 2005. Additionally, gross and net written premiums on casualty lines were lower in 2006, due mainly to pricing, terms and conditions that did not meet White Mountains Re's pricing guidelines and due to higher ceding company retentions. These decreases were partially offset by increases in certain non-catastrophe exposed classes, particularly in specialty lines.

        White Mountains Re's net investment income increased by $34 million in 2006 as a result of higher overall yields and a larger investment asset base, principally due to contributions from White Mountains. Other underwriting expenses decreased in 2006 by $12 million, or 11%, from 2005, primarily due to a reduction in unallocated loss adjustment expense reserves of approximately $7 million during the first quarter of 2006 resulting from an evaluation of the remaining run-off contracts at Scandinavian Re, as well as a reduction in incentive compensation accruals. General and administrative expenses increased to $24 million in 2006 from $12 million in 2005. The increase is primarily due to accruals related to the relocation of the underwriting advisory operations from Ireland to Bermuda and costs associated with expanding the Bermuda advisory operations.

        Accretion of the fair value adjustment to loss and LAE reserves decreased in 2006 by $9 million, or 86%, from $11 million in 2005 as a result of a change in the rate of accretion of the fair value adjustment to loss and LAE reserves that was established in the purchase accounting for the Sirius Acquisition. The change in accretion resulted from the aforementioned evaluation of the remaining run-off contracts at Scandinavian Re and will be made prospectively over the remaining amortization period.

        White Mountains Re recognized fee income of $12 million from Olympus and Helicon in 2006, $9 million of which was recorded as other revenues, compared to $61 million of fee income from Olympus in 2005, $28 million of which was recorded as other revenues. The decrease in fee income was primarily the result of a reduction in amounts ceded to Olympus and Helicon in 2006 compared to 2005 and due to Folksamerica Holdings Company ("Folksamerica Holdings") waiving $9 million of override commission due from Olympus in accordance with the

Olympus reimbursement. Other revenues in 2006 also included a $14 million gain from the sale of Sirius America and $21 million of realized foreign exchange gains. In 2005, other revenue also included a $5 million gain from the sale of California Indemnity Insurance Company, a wholly-owned subsidiary of White Mountains Re acquired in 2004 as part of the Sierra acquisition.

        Olympus reimbursement.    In June 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million. This was mostly on Folksamerica's off-shore energy and marine exposures attributable to retrocessional arrangements and business interruption coverage. As a result, Folksamerica set its gross loss and LAE reserves as of June 30, 2006 on offshore energy and marine exposures for hurricanes Katrina and Rita at full contract limits. Starting January 1, 2006, Folksamerica non-renewed its excess offshore energy and marine business in the Gulf of Mexico.

        Under the terms of Folksamerica's 2005 quota share reinsurance treaty with Olympus, $139 million of the loss, net of reinstatement premiums, from hurricanes Katrina, Rita and Wilma recorded in the second quarter of 2006 was ceded to Olympus. However, Folksamerica Holdings entered into an indemnity agreement with Olympus on June 16, 2006, under which it agreed to reimburse Olympus for up to $137 million of these losses, which were recorded as loss and LAE during the second quarter of 2006. Folksamerica Holdings also waived override commissions on premiums earned by Olympus after March 31, 2006 for reinsurance contracts recommended by White Mountains Re with an effective date of December 31, 2005 and prior. White Mountains Re expects that the commission waivers will total approximately $12 million. Folksamerica ceded 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property and marine, with Olympus and Helicon sharing approximately 55% and 45%, respectively, in 2007.

Esurance

        Esurance's financial results and GAAP combined ratios for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Gross written premiums	$802.5	$599.5	$351.9

Net written premiums	$798.5	$595.9	$349.1

Earned insurance and reinsurance premiums	$763.3	$527.5	$306.8
Net investment income	29.6	18.4	9.8
Net realized investment gains	4.5	6.9	2.1
Other revenue	13.6	7.4	3.0

Total revenues	811.0	560.2	321.7

Losses and LAE	622.4	383.9	206.2
Insurance and reinsurance acquisition expenses	202.7	135.3	90.8
Other underwriting expenses	58.4	48.8	37.2
General and administrative expenses	.2	.2	—

Total expenses	883.7	568.2	334.2

Pre-tax loss	$(72.7)	$(8.0)	$(12.5)

	Year Ended December 31,
	2007	2006	2005
GAAP ratios:
Loss and LAE	82%	73%	67%
Expense	34%	35%	42%

Total Combined	116%	108%	109%

Esurance Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

        Esurance's pre-tax loss for 2007 was $73 million compared to a pre-tax loss of $8 million for 2006. Esurance's GAAP combined ratio was 116% for 2007 compared to 108% for 2006. Esurance's loss ratio increased to 82% in 2007 from 73% in 2006 due to a higher current year loss ratio and $30 million, or 4 points, of prior period adverse loss development. During the second quarter of 2007, Esurance began to experience higher than expected paid loss severity for injury claims. A review of all open liability claim files was completed third quarter. As a result, case reserves were increased to reflect the higher loss severity for injury claims. Esurance is seeing higher injury claim severities reported by its peer group and in industry data, indicating that the trend is not unique to Esurance's business. In response to higher claim costs, Esurance has increased prices for injury coverages. Due to these rate increases and effects of competition in the personal auto market, Esurance expects to grow more slowly in 2008 than in previous years. Esurance's expense ratio decreased to 34% in 2007 from the prior period expense ratio of 35% as lower operating expenses offset higher acquisition costs that resulted from increased competition in the personal auto market.

        Net written premium increased to $799 million in 2007, a 34% increase from 2006. As of December 31, 2007, Esurance's in-force policy count totaled 485,000, a 30% increase over 2006. During 2007, Esurance expanded its marketing programs through online video, search, and television while making site changes that improved the conversion rate (i.e. the ratio of policies written to quotes generated).

        During 2007, Esurance wrote business in 28 states, the largest of which were California (with 22% of direct premium written), Florida (16%), New York (7%), Texas (6%) and Michigan (5%).

Esurance Results—Year Ended December 31, 2006 versus Year Ended December 31, 2005

        Esurance's pre-tax loss for 2006 was $8 million compared to a pre-tax loss of $13 million for 2005. Esurance's GAAP combined ratio was 108% for 2006 compared to 109% for 2005. Esurance's loss ratio increased to 73% in 2006 from 67% in the prior period, due to rate reductions and one point of unfavorable development on loss reserves in 2006 compared to three points of favorable development on loss reserves in the prior year. The expense ratio decreased to 35% in 2006 from the prior period expense ratio of 42% due to lower acquisition costs and additional operating efficiencies.

        Net written premium increased to $596 million, a 71% increase from 2005. As of December 31, 2006, Esurance's in-force policy count totaled 372,688, a 76% increase over 2005. During 2006, Esurance continued to expand through national and local television advertising, online marketing, direct mail, and online agency channels. More site traffic and improved conversion rates lowered the costs of acquiring new customers during 2006.

        During 2006, Esurance wrote business in 24 states, the largest of which were California (with 19% of direct premium written), Florida (17%), New York (9%), Texas (6%) and Michigan (6%).

Other Operations

        Other Operations consists of the operations of the Company, the Company's intermediate subsidiary holding companies, White Mountains' weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group, WM Advisors and White Mountains' investments in Symetra, Pentelia, Delos and Montpelier Re (until its disposition in May 2007).

        A summary of White Mountains' financial results from its Other Operations segment for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Gross written premiums	$—	$—	$1.9

Net written premiums	$—	$—	$1.8

Earned insurance and reinsurance premiums	$—	$—	$1.8
Net investment income	84.4	46.8	90.4
Net realized investment gains (loss)	21.3	50.4	(89.1)
Gain on sale of shares through the OneBeacon Offering	—	171.3	—
Other revenue—Tuckerman Funds	102.1	89.5	93.2
Other revenue	16.0	18.5	49.2

Total revenues	223.8	376.5	145.5

Losses and LAE	(6.8)	3.9	12.6
Insurance and reinsurance acquisition expenses	—	—	.1
Other underwriting expenses	2.7	1.8	1.6
General and administrative expenses—Tuckerman Funds	95.0	76.9	78.4
General and administrative expenses	69.3	101.7	49.6
Interest expense on debt	4.6	3.0	—

Total expenses	164.8	187.3	142.3

Pre-tax income	$59.0	$189.2	$3.2

Other Operations Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

        White Mountains' Other Operations segment reported pre-tax income of $59 million for 2007, compared to $189 million for 2006, which included a $171 million gain on the sale of OneBeacon shares. Excluding the gain on OneBeacon shares, pre-tax income from Other Operations increased by $41 million in 2007, due mainly to a $35 million decrease in incentive compensation expense, a $26 million increase in pre-tax income from the Symetra warrants ($17 million increase in net realized gains and a $9 million increase in net investment income) and $11 million of favorable development during 2007, primarily due to the settlement of a large claim at British Insurance Company. These increases in pre-tax income were partially offset by a $6 million increase in other non-incentive compensation expenses. In addition, White Mountains' weather risk management and variable annuity reinsurance businesses had pre-tax income (losses) of $(5) million and $(11) million, respectively, in 2007 compared to $(3) million and $2 million, respectively, in 2006.

Other Operations Results—Year Ended December 31, 2006 versus Year Ended December 31, 2005

        White Mountains' Other Operations segment reported pre-tax income of $189 million for 2006, compared to $3 million for 2005. The increase was primarily attributable to the $171 million gain on the sale of OneBeacon shares. In addition, the Montpelier Re investment accounted for $13 million in pre-tax income during 2006, compared to $63 million of pre-tax losses during 2005, which included $39 million of net investment income from the special dividend. These increased gains were partially offset by a $58 million increase in incentive compensation expense in 2006 compared to 2005. In addition, White Mountains' weather risk management and variable annuity reinsurance businesses contributed $(3) million and $2 million, respectively, to pre-tax income for the Other Operations segment in their first year of operation.

II. Summary of Investment Results

        A summary of White Mountains' consolidated pre-tax investment results for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Net investment income	$533.0	$435.5	$491.5
Net realized investment gains	263.2	272.7	112.6
Net unrealized investment gains (losses)	62.5	114.0	(285.7)

Total GAAP pre-tax investment results	$858.7	$822.2	$318.4

        Gross investment returns versus typical benchmarks for the years ended December 31, 2007, 2006 and 2005 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.

	Year Ended December 31,
	2007	2006	2005
Fixed maturity investments	6.4%	6.0%	2.6%
Short-term investments	5.2	6.1	5.6
Total fixed maturities	6.2	6.0	3.0
Lehman U.S. Aggregate Index	7.0	4.3	2.4
Convertible fixed maturities	4.3	9.4	6.4
Common stock	9.0	22.0	5.2
Other investments	29.7	16.4	3.7
Total equities	14.9	20.2	4.7
S&P 500 Index (total return)	5.5	15.8	4.9
Total consolidated portfolio	7.6%	8.4%	3.3%

Investment Returns—Year Ended December 31, 2007 versus Year Ended December 31, 2006

        White Mountains' total pre-tax investment result was a gain of $859 million, a return of 7.6% for 2007 compared to a gain of $822 million, a return of 8.4% for 2006. White Mountains' total fixed maturity portfolio returned 6.2% during 2007, compared to 6.0% in 2006. White Mountains' fixed maturity portfolio provided positive results, as it avoided the sub-prime mortgage difficulties that have tainted many other investment portfolios, and its equity portfolio again exceeded industry benchmarks. Both benefited from the weakening U.S. dollar.

        Net investment income of $533 million in 2007 increased by 22% from $436 million in 2006, principally due to a higher average invested asset base in 2007, resulting from the sale of OneBeacon shares late in 2006 and the issuance of the WMRe Senior Notes and Preference Shares early in 2007. Net realized investment gains in 2007 of $263 million were relatively consistent with the $273 million reported in 2006. Pre-tax net unrealized gains decreased to $63 million in 2007, from $114 million in 2006, mainly due to a higher foreign currency exchange unrealized gains in 2006 than in 2007.

Investment Returns—Year Ended December 31, 2006 versus Year Ended December 31, 2005

        White Mountains' total pre-tax investment result was a gain of $822 million, a return of 8.4% for 2006 compared to a gain of $318 million, a return of 3.3% for 2005. White Mountains' total fixed maturity portfolio returned 6.0% during 2006 versus 3.0% during 2005. The higher return in 2006 was primarily due to a more favorable interest rate environment, where the rate of increase in interest rates during 2006 was lower than during 2005. In addition, the weakening of the U.S. dollar during 2006 reversed a trend from 2005 and produced unrealized currency exchange gains of $112 million in White Mountains' foreign denominated fixed maturity securities portfolio. White Mountains' total equity portfolio returned 20.2% during 2006 versus 4.7% during 2005. The equity return in 2005 was adversely impacted by 12.1 points due to the decline in the Montpelier Re investment.

        Net investment income of $436 million during 2006 decreased 11% from $492 million during 2005, principally due to the receipt of a $74 million special dividend on the Montpelier Re common share and warrant investments during 2005. Net realized investment gains of $273 million during 2006 increased by 142% from $113 million during 2005, primarily due to a $170 million increase in realized gains from the Montpelier Re common share and warrant investment (a $5 million realized gain in 2006 period versus a $165 million realized loss in 2005, which included a $55 million other-than-temporary impairment charge). Net unrealized gains on investments of $114 million during 2006 improved from net unrealized losses of $286 million during 2005, primarily due to the effect of interest rate movements and foreign currency fluctuations, as described above. In addition, 2005 included a $65 million pre-tax unrealized loss from the Montpelier Re common share investment.

Portfolio composition

        The following table presents the composition of White Mountains' investment portfolio as of December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments	$7,371.5	63.3%	$7,475.3	66.0%
Common equity securities	1,550.7	13.3	1,212.6	10.7
Short-term investments	1,327.3	11.4	1,344.9	11.9
Other investments	603.3	5.2	524.8	4.6
Convertible fixed maturity investments	490.6	4.2	436.2	3.8
Trust account investments	305.6	2.6	338.9	3.0

Total investments	$11,649.0	100.0%	$11,332.7	100.0%

        The breakdown of White Mountains' fixed maturity investments, including trust account investments, at December 31, 2007 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2007
$ in millions	Amortized cost	% of total
U.S. government and government-sponsored entities	$3,419.6	45.6%
AAA/Aaa	1,900.1	25.3
AA/Aa	133.2	1.8
A/A	845.0	11.3
BBB/Baa	986.5	13.2
Other/not rated	214.2	2.8

Total fixed maturity investments	$7,498.6	100.0%

        The weighted average duration of White Mountains' fixed maturity portfolio, excluding short-term investments, at December 31, 2007 was 3.0 years. The cost or amortized cost and carrying value of White Mountains' fixed maturity and convertible fixed maturity investments at December 31, 2007 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2007
Millions	Cost or amortized cost	Estimated fair value
Due in one year or less	$933.1	$972.3
Due after one year through five years	2,951.2	3,056.5
Due after five years through ten years	487.0	504.1
Due after ten years	575.8	563.7
Asset-backed securities	2,882.6	2,898.6
Preferred stocks	159.5	173.8

Total	$7,989.2	$8,169.0

Mortgage-backed, Asset-backed Securities

        White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio's risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of December 31, 2007. In addition, White Mountains' investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2007. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $11 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending program at December 31, 2007. See Note 1—Summary of Significant Accounting Policies, Securities Lending in the accompanying financial statements for a description of White Mountains' securities lending program. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

        There are also mortgage-backed securities that White Mountains categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2007, $149 million of White Mountains' mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities continue to have the highest rating ascribed by Moody's ("Aaa") or Standard & Poors ("AAA"). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

        The following table summarizes White Mountains' mortgage-backed and asset-backed securities holdings as of December 31, 2007 and 2006:

	December 31,
Millions
	2007	2006
Mortgage-backed securities:
Agency(1)	$1,019.2	$469.4
Non-agency	1,438.9	1,819.9

Total mortgage-backed securities	2,458.1	2,289.3

Asset-backed securities:
Credit card	428.9	604.2
Auto	8.4	59.0
Other	3.2	9.1

Total asset-backed securities	440.5	672.3

Total mortgage-backed and asset-backed securities	$2,898.6	$2,961.6

    (1)
    Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

Impairment

        See Note 5—"Investments" of the accompanying consolidated financial statements for White Mountains' analysis of impairment losses on investment securities.

NON-GAAP FINANCIAL MEASURES

        This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains' results of operations and financial condition.

        Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra's fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a "spread" between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra's structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra—the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains' management and Board of Directors use adjusted comprehensive net income when assessing Symetra's quarterly financial performance. In addition, this measure is typically the predominant component of growth in fully diluted tangible book value per share, which is used in calculation of White Mountains' performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 48.

        Book value per share is derived by dividing the Company's total GAAP shareholders' equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra's fixed maturity portfolio. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. This adjustment was not made to fully diluted tangible book value per share for periods prior to December 31, 2006 as the impact was not significant. The reconciliation of fully diluted tangible book value per share to book value per share is included on page 47.

        Total capital at White Mountains is comprised of common shareholders' equity, debt and minority interest in OneBeacon Ltd. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra's fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 68.

        Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon's mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon's earnings and profitability. A reconciliation of OneBeacon's book value per common share to OneBeacon's adjusted book value per common share is included on page 50.

        During 2005 and 2007, OneBeacon reallocated loss and LAE reserves from specialty, commercial and personal lines to run-off, which reduced specialty, commercial and personal lines' GAAP loss and LAE ratios and GAAP combined ratios, but had no impact on OneBeacon's total GAAP combined ratio. OneBeacon's specialty, commercial and personal lines' loss and LAE ratios and combined ratios prior to reserve reallocation are non-GAAP financial measures that are derived by excluding the impact of the reserve reallocation from specialty, commercial and personal lines' loss and LAE ratios and combined ratios. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty, commercial and personal lines' loss and LAE ratios and GAAP combined ratios is meaningful for investors to understand the performance of its underwriting units during 2005 and 2007. The reconciliation of these non-GAAP financial measures to the GAAP loss and LAE ratios and GAAP combined ratios is included on page 51.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash and short-term investments

        Holding company level.    The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company's common shares, payments on its debt obligations, dividend payments on the Company's common shares, minority interest holders of OneBeacon Ltd.'s common shares, the Berkshire Preferred Stock and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

        Operating subsidiary level.    The primary sources of cash for White Mountains' insurance and reinsurance operating subsidiaries are premium collections, net investment income, capital raising activities and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, purchases of investments, payments on its debt obligations and dividend and tax sharing payments made to holding companies.

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

        Management believes that White Mountains' cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the WTM Bank Facility and the Fund American Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

Dividend Capacity

        Under the insurance laws of the states and jurisdictions under which White Mountains' insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend activities of White Mountains' insurance and reinsurance operating subsidiaries and certain of its intermediate holding companies:

  OneBeacon:

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon's top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds.

        In addition, as of December 31, 2007, OneBeacon had approximately $380 million of net unrestricted cash, fixed maturity and equity investments outside of its regulated insurance operating subsidiaries. During 2007, OneBeacon paid $394 million of dividends to Fund American and OneBeacon Ltd. paid $84 million of dividends to its common shareholders, $60 million of which was paid to an intermediate holding company of White Mountains.

        Fund American's ability to declare or pay dividends is limited by the terms of the Berkshire Preferred Stock. Fund American may not, under certain circumstances, declare or pay any dividend or distribution without the consent of the holders of the Berkshire Preferred Stock. In addition, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock to effect a corporate reorganization in 2004 (see Keep-Well below).

        On January 31, 2008, OneBeacon Ltd. declared a $200 million special dividend, of which White Mountains will receive a portion based on its ownership percentage on March 17, 2008 (the dividend record date). As of December 31, 2007, White Mountains owned 72.9% of OneBeacon Ltd.'s outstanding shares.

  White Mountains Re:

        Folksamerica has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2007 statutory surplus of $927 million, Folksamerica would have the ability to pay approximately $93 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2007, Folksamerica had $69 million of earned surplus.

        Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its earnings to the Safety Reserve (see "Safety Reserve" below). As of December 31, 2007, Sirius International had $52 million of unrestricted statutory surplus, which is available for distribution in 2008. Based on its 2007 results, Sirius International would have the ability to declare and pay additional dividends (on top of the $52 million noted above) of up to $60 million in 2008 without regulatory approval, if it elects not to allocate its related pre-tax earnings to the Safety Reserve.

        In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes. In early 2008, Sirius International intends to transfer aproximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution.

        During 2007, White Mountains Re increased the capital of WMRe (Bermuda), as Sirius International first contributed $136 million to WMRe (Bermuda), and then White Mountains Re extracted WMRe (Bermuda) from Sirius International and contributed the net proceeds of its May 2007 Preference Share issuance, or approximately $246 million, to WMRe (Bermuda). Additionally, during the fourth quarter of 2007, Folksamerica redeemed $285 million of its common shares, after receiving approval from the Insurance Department of the State of New York. $250 million of these proceeds were used to further capitalize WMRe (Bermuda). As of December 31, 2007 WMRe (Bermuda)'s capital was $776 million.

        WMRe (Bermuda) has the ability to declare and pay dividends of up to $103 million in 2008 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements.

        WMRUS has the ability to distribute its 2008 earnings without restriction. At December 31, 2007, WMRUS had $2 million of unrestricted cash. During 2007, WMRUS paid $8 million of dividends to its immediate parent.

        White Mountains Re paid $392 million of cash dividends from the net proceeds of the WMRe Senior Notes and distributed its $54 million investment in Symetra warrants to its immediate parent during the first quarter 2007. During the remainder of 2007, White Mountains Re paid an additional $20 million of dividends to its immediate parent.

        In addition, as of December 31, 2007, White Mountains Re and its intermediate holding companies had an additional $58 million of net unrestricted cash and fixed maturity investments outside of Folksamerica, Sirius International, WMRe (Bermuda) and WMRUS.

  Esurance:

        Generally, Esurance's regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2007 statutory net income, Esurance's top tier regulated insurance operating subsidiary has the ability to pay $3 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, Esurance's top tier regulated insurance operating subsidiary had $30 million of unassigned funds.

        In addition, as of December 31, 2007, Esurance had $.4 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2007, Esurance did not pay any cash dividends to its immediate parent.

  Other operations:

        As of December 31, 2007, White Mountains had $462 million of net unrestricted cash, fixed maturity and equity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

        In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.4 billion at December 31, 2007. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($398 million at December 31, 2007) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.

Keep-Well

        On November 30, 2004, White Mountains completed a significant corporate reorganization, through which ownership of Folksamerica was transferred to White Mountains Re from Fund American. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the "Keep-Well"), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Berkshire Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders. This distribution limit, which as of December 31, 2007 was $2.4 billion, will increase or decrease by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the agreement. The Keep-Well will expire upon the earlier of when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied or when approximately $1.1 billion has been returned to Fund American.

Insurance Float

        Insurance float is an important aspect of White Mountains' insurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.

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

        One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains' consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)
	2007	2006	2005	2004	2003
Total investments	$11,649.0	$11,332.7	$9,866.4	$10,529.5	$8,547.5
Consolidated limited partnership investments(1)	(123.0)	(123.4)	(90.7)	(64.3)	—
Trust account assets	(305.6)	(338.9)	—	—	—
Cash	171.3	159.0	187.7	243.1	89.9
Investments in unconsolidated affiliates	406.3	335.5	479.7	466.6	515.9
Equity in net unrealized (gains) losses from Symetra's fixed maturity portfolio	5.6	4.1	(24.2)	(56.6)	—
Accounts receivable on unsettled investment sales	201.1	8.5	21.7	19.9	9.1
Accounts payable on unsettled investment purchases	(46.4)	(66.8)	(43.4)	(30.9)	(371.6)
Interest-bearing funds held by ceding companies(2)	192.8	226.7	293.9	516.9	70.4
Interest-bearing funds held under reinsurance treaties(3)	(73.4)	(94.5)	(100.6)	(105.1)	(152.5)

Net investment assets	$12,077.7	$11,442.9	$10,590.5	$11,519.1	$8,708.7

Total common shareholders' equity	$4,713.4	$4,455.3	$3,833.2	$3,883.9	$2,979.2
Minority interest—OneBeacon Ltd.	517.2	490.7	—	—	—
Minority interest—WMRe Preference Shares	250.0	—	—	—	—
Debt	1,192.9	1,106.7	779.1	783.3	743.0
Preferred stock subject to mandatory redemption(4)	—	—	234.0	211.9	194.5

Total capital	$6,673.5	$6,052.7	$4,846.3	$4,879.1	$3,916.7
Unamortized goodwill	(30.4)	(32.5)	(24.4)	(20.0)	(20.3)
Equity in net unrealized (gains) losses from Symetra's fixed maturity portfolio	5.6	4.1	(24.2)	(56.6)	—

Total tangible capital	$6,648.7	$6,024.3	$4,797.7	$4,802.5	$3,896.4

Insurance float	$5,429.0	$5,418.6	$5,792.8	$6,716.6	$4,812.3

Insurance float as a multiple of total tangible capital	0.8x	0.9x	1.2x	1.4x	1.2x
Net investment assets as a multiple of total tangible capital	1.8x	1.9x	2.2x	2.4x	2.2x
Insurance float as a multiple of common shareholders' equity	1.2x	1.2x	1.5x	1.7x	1.6x
Net investment assets as a multiple of common shareholders' equity	2.6x	2.6x	2.8x	3.0x	2.9x

(1)
The minority interest portion of investments of consolidated limited partnerships have not been included in insurance float because White Mountains does not have the ability to utilize these assets.

(2)
Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(3)
Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

(4)
Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at December 31, 2007 and 2006 of $278 million and $269 million, respectively (and $306 million and $339 million of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption). The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains' balance sheet until it is redeemed.

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

Financing

        The following table summarizes White Mountains' capital structure as of December 31, 2007 and 2006:

	December 31,
($ in millions)
	2007	2006
Fund American Senior Notes, carrying value	$698.9	$698.7
WMRe Senior Notes, carrying value	398.9	—
WTM Bank Facility(1)	—	320.0
Fund American Bank Facility	—	—
Other debt of operating subsidiaries(2)	95.1	88.0

Total debt	1,192.9	1,106.7
Minority interest—OneBeacon Ltd.	517.2	490.7
Minority interest—WMRe Preference Shares	250.0	—
Total common shareholders' equity	4,713.4	4,455.3

Total capital(3)(4)	$6,673.5	$6,052.7
Unamortized goodwill	(30.4)	(32.5)
Equity in net unrealized losses from Symetra's fixed maturity portfolio	5.6	4.1

Total tangible capital	$6,648.7	$6,024.3

Total debt to total tangible capital	18%	18%
Total debt and Preference Shares to total tangible capital	22%	18%

    (1)
    The $320.0 million outstanding on December 31, 2006 was under White Mountains' previous credit facility, which was refinanced in June 2007 (See below).

    (2)
    See Note 6—"Debt" of the accompanying Consolidated Financial Statements for a discussion of operating subsidiary debt.

    (2)
    The minority interest arising from White Mountains' investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this minority interest.

    (4)
    The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference of $278 million and $262 million at December 31, 2007 and 2006, was not included in total capital because it was economically defeased in connection with the OneBeacon Offering.

        Management believes that White Mountains' strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

        In May 2007, WMRe Group issued $250 million non-cumulative perpetual preference shares and received $246 million of proceeds, net of $4 million of issuance costs and commissions. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis only when, and if declared by WMRe Group at a fixed dividend rate of 7.506% for the period from issuance until June 30, 2017 and a variable dividend rate thereafter. The WMRe Preference Shares are redeemable only at the option of WMRe Group.

        In March 2007, WMRe Group issued $400 million face value of senior unsecured debt at an issue price of 99.715%, wihich resulted in net proceeds of $392 million. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. Taking into effect the amortization of the orginal issue discount and all underwriting and issuance expenses, including an interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.

        During the first quarter of 2007, White Mountains repaid the $320 million outstanding under its revolving credit facility using a portion of the net proceeds from the issuance of the WMRe Senior Notes. During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012. This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants. As of December 31, 2007, the WTM Bank Facility was undrawn.

        In November 2006, Fund American, a subsidiary of OneBeacon Ltd., established a $75 million revolving credit facility that matures in November 2011. All borrowings under this facility are guaranteed by OneBeacon Ltd. As of December 31, 2007, this facility was undrawn.

        See RATINGS in Item 1—Business for the current financial ratings of the Fund American Senior Notes, the WMRe Senior Notes and the WMRe Preference Shares. It is possible that, in the future, one or more of the rating agencies may lower White Mountains' existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs and its ability to access the capital markets could be impacted. In addition, White Mountains' insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

        The Fund American Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, Fund American, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of Fund American, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, Fund American or WMRe Group must adhere. At December 31, 2007, White Mountains was in compliance with all of the covenants under the Fund American Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

        The WTM Bank Facility and the Fund American Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2007, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the Fund American Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

        Below is a schedule of White Mountains' material contractual obligations and commitments as of December 31, 2007:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Debt	$2.1	$41.8	$5.7	$1,145.5	$1,195.1
Mandatorily redeemable preferred stock(1)	300.0	—	—	—	300.0
Loss and LAE reserves(2)	2,446.4	2,198.2	1,135.1	2,521.0	8,300.7
Interest on debt and dividends on preferred stock subject to mandatory redemption	93.5	181.5	176.3	248.8	700.1
Long-term incentive compensation	104.6	173.2	36.3	21.8	335.9
Pension and other benefit plan obligations	26.4	9.1	9.3	22.0	66.8
Operating leases	31.8	45.1	30.9	18.5	126.3

Total contractual obligations	$3,004.8	$2,648.9	$1,393.6	$3,977.6	$11,024.9

(1)
Economically defeased in connection with the OneBeacon Offering.

(2)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $3,468 million and include the discount on OneBeacon's workers compensation loss and LAE reserves of $157 million as of December 31, 2007. These balances add back the remaining purchase accounting fair value adjustment of $239 million related to the OneBeacon Acquisition as it is a non-cash item.

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

        The WMRe Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of WMRe Group. See Item 1.—Business—WHITE MOUNTAINS RE—Recent Financing Activities for more details.

        The balances included in the table above regarding White Mountains' long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of the Company and the market price of the Company's common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2007.

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

        Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center ("LUC") through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2007, White Mountains has recorded a liability of $8 million for its share of the expected future shortfall between LUC Holdings' head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

        White Mountains also has future binding commitments to fund certain limited partnership investments. These commitments, which total approximately $144 million, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Programs

  White Mountains:

        On November 17, 2006, White Mountains' board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions.The repurchase authorization does not obligate White Mountains to acquire any specific number of shares. As of December 31, 2007, 290,841 common shares had been repurchased for $145 million and retired.

  OneBeacon Ltd.:

        On August 22, 2007, OneBeacon Ltd.'s board of directors authorized OneBeacon Ltd. to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2007, 1.6 million Class A common shares had been repurchased for $33.0 million and retired.

Cash Flows

        Detailed information concerning White Mountains' cash flows during 2007, 2006 and 2005 follows:

For the year ended December 31, 2007

  Financing and Other Capital Activities

        In May 2007, White Mountains Re received net proceeds of $246 million through the issuance of the WMRe Preference Shares. White Mountains Re declared and paid $11 million in cash dividends on these shares in 2007.

        In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent. White Mountains used a portion of these proceeds to repay its $320 million outstanding balance on its existing bank facility.

        During 2007, the Company declared and paid cash dividends of $86 million to its common shareholders.

        During 2007, the Company repurchased and retired 290,841 of its common shares for $145 million as part of its previously announced share repurchase plan.

        During 2007, OneBeacon Ltd. declared and paid cash dividends of $84 million to its common shareholders, $60 million of which was received by an intermediate holding company of White Mountains. On June 30, 2007, OneBeacon repaid $20 million of its mandatorily redeemable preferred stock using funds that were held in trust for the purpose of economically defeasing the preferred stock. OneBeacon also paid $29 million in dividends on its mandatorily redeemable preferred stock during 2007, also using funds that were held in trust.

        During 2007, OneBeacon Ltd. repurchased and retired 1.6 million of its common shares for $33 million as part of its previously announced share repurchase plan.

        During 2007, OneBeacon declared and paid dividends of $394 million to Fund American. Also during 2007, White Mountains Re paid $20 million of dividends to its immediate parent in addition to the $392 million from the WMRe Senior Notes proceeds.

        During 2007, White Mountains paid $41 million in interest under the Fund American Senior Notes and $20 million under the WMRe Senior Notes.

        During 2007, White Mountains received cash dividends from Symetra of $31 million on its common share investment and $17 million on its warrant investment.

        During 2007, Sirius International contributed $136 million to WMRe (Bermuda). In addition, White Mountains Re contributed the $246 million net proceeds from the WMRe Preference Share issuance and $250 million of the $285 million redemption of Folksamerica common shares to further capitalize WMRe (Bermuda).

        During 2007, White Mountains contributed $125 million in cash to Esurance and contributed $18 million and $15 million in cash and investments to Galileo and WM Life Re, respectively.

        In April 2007, White Mountains invested $50 million in Pentelia, a fund that invests in insurance-related investment assets.

  Acquisitions and Dispositions

        During 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers' Insurance Company, to a third party for $48 million in cash.

        During 2007, White Mountains Re sold its' wholly-owned subsidiary Stockbridge Insurance Company for $26 million in cash to an external party.

        During 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon's employee stock ownership plan for proceeds of $17 million.

        On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65 million.

  Other Liquidity and Capital Resource Activities

        During 2007, the Company issued a total of 11,550 common shares to its employees through the exercise of Options during the period and received cash proceeds of $2 million in connection with these Option exercises. The Company also accepted 4,465 common shares from an employee in satisfaction of a $3 million employee withholding tax liability associated with the vesting of Restricted Shares.

        During 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company or its subsidiaries, to participants in its long-term incentive compensation plans. These payments were made with respect to 63,300 target performance shares at payout levels ranging from 145% to 186% of target.

For the year ended December 31, 2006

  Financing and Other Capital Activities

        During 2006, White Mountains declared and paid cash dividends of $86 million, $28 million and $2 million to holders of White Mountains' common shares, the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2006, OneBeacon Ltd. declared and paid a $12 million cash dividend to its immediate parent and OneBeacon paid $90 million of dividends to Fund American. Also during 2006, White Mountains Re paid $46 million of dividends to its immediate parent.

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

        During 2006, White Mountains paid a total of $41 million in interest under the Fund American Senior Notes.

        During 2006, White Mountains borrowed and repaid $140 million under its previous credit facility and borrowed $320 million under its new WTM Bank Facility. In addition, OneBeacon drew an additional $22 million under its existing real estate construction loan.

        During 2006, OneBeacon and Folksamerica Holdings repaid $8 million and $7 million, respectively, of loans to Dowling and Partners Connecticut Fund III LP.

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

  Other Liquidity and Capital Resource Activities

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

        During 2005, White Mountains paid a total of $41 million in interest under the Fund American Senior Notes.

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

  Other Liquidity and Capital Resource Activities

        During 2005, White Mountains received a total of $60 million in tax refunds and interest from the Internal Revenue Service related to the completion of an audit of White Mountains' 1997-2000 tax years, the period during which the Company redomesticated to Bermuda.

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

        During the first quarter of 2005, White Mountains received a $74 million special dividend related to its common share and warrant investment in Montpelier Re. This dividend represented $5.50 per share and was in addition to Montpelier Re's normal quarterly dividend of $.36 per share.

TRANSACTIONS WITH RELATED PERSONS

        See Note 20—"Transactions with Related Persons" in the accompanying Consolidated Financial Statements.

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

        OneBeacon performs an actuarial review of its recorded reserves each quarter. OneBeacon's actuaries compare the previous quarter's estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

        In its selection of recorded reserves, OneBeacon historically gave greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, over methods that rely on incurred losses. In recent years, the amount of weight given to methods based on incurred losses has increased with OneBeacon's confidence that its case reserving practices have been more consistently applied.

        Upon completion of each quarterly review, OneBeacon's actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon's actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2007 and 2006, total carried reserves were 2.7% and 1.8% above the actuarial point estimate, respectively.

  Construction Defect Claims Reserves

        Construction defect claims are a non-A&E exposure that has proven to have a greater degree of uncertainty when estimating loss and LAE using generally accepted actuarial methods. OneBeacon's general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs' lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs' lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. For example, in 1995 California courts adopted a "continuous trigger" theory in which all companies that had ever insured a property that was alleged to have been damaged must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, construction defect claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor's policy). Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions. The primary actuarial methods that are used to estimate loss and LAE reserves for construction defect claims are frequency and severity methods. These methods separately project the frequency of future reported claims and the average cost, or severity, of individual claims. The reserve is the product of the projected number of reported claims and the severity.

        A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union Corporation and General Accident Corporation of America, which OneBeacon refers to as their legacy companies, and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. OneBeacon's management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon's construction book of business, such as street and road construction, water, sewer and pipeline construction. As a result of these actions, OneBeacon's management believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will continue to decline.

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

        A large portion of OneBeacon's A&E losses resulted from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses. OneBeacon stopped writing such coverage in 1984.

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

        OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association ("ECRA"), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $60 million and $65 million at December 31, 2007 and 2006, respectively, which is fully reflected in OneBeacon's loss and LAE reserves.

        More recently, since the 1990s, OneBeacon has experienced an increase in claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2007, 491 policyholders had asbestos-related claims against OneBeacon. In 2007, 102 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2007, there were approximately 261 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

        Immediately prior to the OneBeacon Acquisition, OneBeacon purchased a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures, including mass torts. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1996 through 2007, approximately 49% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

        As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the original internal study. As of December 31, 2007, OneBeacon estimated that the range of reasonable outcomes around its best estimate was $1.7 billion to $2.4 billion.

        As noted above, OneBeacon estimates that on an incurred basis it has ceded estimated incurred losses of approximately $2.1 billion of the coverage provided by NICO at December 31, 2007. Since entering into the NICO Cover, $40 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2007. Net losses paid totaled approximately $986 million as of December 31, 2007, with $139 million paid in 2007. Asbestos payments during 2007 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of Federal asbestos legislation. To the extent that OneBeacon's estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404 million that OneBeacon estimates remained at December 31, 2007.

        OneBeacon's reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.0 billion at December 31, 2007. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon's survival ratio was 14.2 at December 31, 2007. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.2 billion plus the remaining unused portion of the NICO Cover of $404 million, to the average A&E loss payments over the three-year period ended December 31, 2007, net of Third Party Recoverables. OneBeacon's survival ratio was 16.6 at December 31, 2006. OneBeacon believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

        OneBeacon's reserves for A&E losses at December 31, 2007 represent management's best estimate of its ultimate liability based on information currently available. Based on this estimate, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

        OneBeacon's A&E claim activity for the last two years is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity
	2007	2006
Asbestos
Accounts with asbestos claims at the beginning of the year	542	592
Accounts reporting asbestos claims during the year	102	121
Accounts on which asbestos claims were closed during the year	(153)	(171)

Accounts with asbestos claims at the end of the year	491	542

Environmental
Accounts with environmental claims at the beginning of the year	443	495
Accounts reporting environmental claims during the year	135	130
Accounts on which environmental claims were closed during the year	(196)	(182)

Accounts with environmental claims at the end of the year	382	443

Total
Total accounts with A&E claims at the beginning of the year	985	1,087
Accounts reporting A&E claims during the year	237	251
Accounts on which A&E claims were closed during the year	(349)	(353)

Total accounts with A&E claims at the end of the year	873	985

OneBeacon's Loss and LAE Reserves by Line of Business

        The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to OneBeacon's ultimate exposure to losses are an integral component of its loss reserving process. OneBeacon, like other insurance companies, categorizes and tracks its insurance reserves by "line of business", such as automobile liability, multiple peril package business, and workers compensation. Furthermore, OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

        For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2007 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

        The major causes of material uncertainty ("reserving factors") generally will vary for each product line, as well as for each separately analyzed component of the product line. The following section details reserving factors by product line. There could be other reserving factors that may impact ultimate claim costs. Each reserving factor presented will have a different impact on estimated reserves. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

  Workers compensation

        Workers compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury. Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

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
  Changes in claim handling philosophies (e.g., case reserving standards)

  Indemnity reserving factors

  •
  Time required to recover from the injury

  •
  Degree of available transitional jobs

  •
  Degree of legal involvement

  •
  Changes in the interpretations and processes of various workers compensation bureaus' oversight of claims

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

        Multiple peril liability reserves here are generally analyzed as two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.

        Multiple peril liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the multiple peril liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for "construction defect" claims).

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

  •
  Quality of construction of damaged homes

  •
  Amount of time to return property to residential use

  •
  For the more severe catastrophic events, "demand surge" inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

  Homeowners/Farmowners book of business reserving factors

  •
  Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

  •
  Degree of concentration of policyholders

  •
  Changes in underwriting standards

  OneBeacon Loss and LAE Development

  Loss and LAE development—2007

        In 2007, OneBeacon experienced $48 million of favorable development on prior accident year loss reserves. The favorable development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines offset by unfavorable development for multiple peril and workers compensation primarily for accident years 2001 and prior.

        Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business (which is included in OneBeacon's general liability line of business) in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, emerged losses continued to be significantly lower than those initial expectations. As a result, management lowered its selected reserves on the earliest years of this business which had some effect on the more recent years as total loss expectations for those years are partially based on results from earlier years.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to personal automobile liability would be approximately 49% of actual case reserves for the 2002 and subsequent accident years. During 2007, case incurred loss and allocated LAE ("ALAE") was only 28% of the future expected development which was smaller than expected for this relatively short tail line of business. As a result, management decreased IBNR reserves for this line so that as of December 31, 2007 the IBNR was approximately 49% relative to the remaining case reserves. Prior to decreasing the IBNR reserves, the IBNR as of December 31, 2007 was approximately 74% of remaining case reserves.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to workers compensation and multiple peril liability would be approximately 15% of actual case reserves for the 2001 and prior accident years. During 2007, case incurred loss and ALAE was 47% of the entire future expected development which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 28% relative to the remaining case reserves.

  Loss and LAE development—2006

        In 2006, OneBeacon experienced $23 million of unfavorable development on prior accident year loss and LAE reserves, primarily due to additional losses incurred on hurricanes Katrina, Rita and Wilma in OBSP.

        Specifically at December 31, 2005, OneBeacon's management had reviewed all known losses related to hurricane events impacting its excess property policies. Based on information at that time, management established reserves for those losses which were expected to reach coverage layers. During 2006, several individual claims experienced adverse development resulting in more losses penetrating coverage layers. As a result, management increased held reserves as of December 31, 2006 to reflect the actual adverse claim development as well as a provision for future adverse development on these claims.

  Loss and LAE development—2005

        In 2005, OneBeacon experienced $95 million of unfavorable development on prior accident year loss and LAE reserves, primarily due to higher than anticipated legal defense costs and higher damages from liability assessments in general liability and multiple peril reserves in its run-off operations.

        Specifically, OneBeacon's management had assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and ALAE was 72% of the entire future expected development which was unusually large for these long tail lines of business. As a result, OneBeacon's management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

  OneBeacon's Case and IBNR Reserves by Line of Business

        OneBeacon's net loss and LAE reserves by line of business at December 31, 2007 and 2006 were as follows:

Net loss and LAE reserves by class of business	December 31, 2007			December 31, 2006
Millions
	Case	IBNR	Total	Case	IBNR	Total
Workers compensation(1)	$81.3	$95.8	$177.1	$82.0	$136.3	$218.3
Personal automobile liability	305.2	139.3	444.5	378.6	187.5	566.1
Multiple peril(1)(2)	247.0	206.1	453.1	237.9	193.0	430.9
Commercial automobile liability	99.7	61.8	161.5	110.2	66.2	176.4
General liability(2)(3)	80.2	305.3	385.5	77.0	281.1	358.1
Homeowners/Farmowners	71.5	22.8	94.3	72.7	33.4	106.1
Other(1)(4)	95.9	56.3	152.2	105.2	67.4	172.6

Total	$980.8	$887.4	$1,868.2	$1,063.6	$964.9	$2,028.5

(1)
Includes loss and LAE reserves related to A&E.

(2)
Includes loss and LAE reserves related to construction defect claims.

(3)
Includes loss and LAE reserves related to professional liability.

(4)
Includes loss and LAE reserves related to marine liability.

  OneBeacon's Range of Reserves by Line of Business

        OneBeacon's range of reserve estimates at December 31, 2007 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon's historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon's range of reasonable loss reserve estimates at December 31, 2007. The high and low ends of OneBeacon's range of reserve estimates in the table below are based on the results of various actuarial methods described above.

OneBeacon net loss and LAE reserves by line of business
Range and recorded reserves	December 31, 2007
Millions
	Low	Recorded	High
Workers compensation	$142	$177.1	$225
Personal automobile liability	406	444.5	481
Multiple peril	408	453.1	504
Commercial automobile liability	152	161.5	173
General liability	287	385.5	424
Homeowners/Farmowners	83	94.3	96
Other	140	152.2	154

Total	$1,618	$1,868.2	$2,057

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

        The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. The diversification effects result from the fact that losses across OneBeacon's different lines of business are not completely correlated. Although OneBeacon believes its reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

        The percentages shown in the following table represent the linear interpolation of where OneBeacon's recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2007 and 2006, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

OneBeacon net loss and LAE reserves by line of business
(expressed as a percentage of the range)	December 31,
	2007	2006
Workers compensation	42%	29%
Personal automobile liability	51	81
Multiple peril	47	24
Commercial automobile liability	47	33
General liability	72	75
Homeowners/Farmowners	91	93
Other	82	91

Total	57%	50%

        During 2007, management saw increasing consistency in the actuarial methods which were used to develop the range of reserves for certain long tailed lines of business. As a result, management selected point estimates higher in the range and closer to the middle of the range for workers compensation, commercial automobile liability and multiple peril. Additionally in 2007, management continued to see favorable trends in some newer and/or growing segments relative to initial expectations. For personal automobile this resulted in selecting a reserve lower in the range and closer to the middle of the range. For homeowners and "other" (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain at the high end of their respective ranges, as management's selections reflect a conservative approach to recognition of recent favorable incurred loss development patterns. In general management continues to select somewhat higher in the range for newer and/or growing segments and as those reserves become an increasing proportion of its total reserves, OneBeacon's overall selected reserves have moved up in the range.

  Sensitivity Analysis

        The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for OneBeacon's reserves in total. It is important to note that the variations discussed are not meant to be a worst-case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

  •
  Workers compensation: Recorded reserves for workers compensation were $177 million at December 31, 2007. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by $50 million at December 31, 2007, in either direction.

  •
  Personal automobile liability: Recorded reserves for personal automobile liability were $444 million across all lines at December 31, 2007. Personal automobile liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to OneBeacon's results of operations in any given period. A key assumption for personal automobile liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $13 million at December 31, 2007, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

  •
  Multiple peril liability and general liability: Recorded reserves for multiple peril and general liability combined were $839 million at December 31, 2007. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $6 million at December 31, 2007, in either direction. Separately, if case reserve adequacy for non construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $24 million at December 31, 2007, in either direction.

White Mountains Re

  White Mountains Re A&E Reserves

        White Mountains Re's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by companies acquired by Folksamerica (MONY Reinsurance Company and Christiania General Insurance Company). The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. Folksamerica has a specialized unit that handles claims relating to A&E exposures. The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and developments in relevant jurisdictions. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	December 31,
Millions
	2007	2006
Asbestos	$51.6	$(.1)
Environmental	11.6	(.2)

Total	$63.2	$(.3)

        During 2005, White Mountains Re completed a detailed, ground-up asbestos exposure study. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR for asbestos during the third quarter of 2005.

        During the fourth quarter of 2007, White Mountains Re completed another detailed, ground-up asbestos exposure study. This study was an update to the analysis first performed in 2005. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to Folksamerica through reinsurance contracts as of June 30, 2007. This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to Folksamerica and a review of historical public filings. The results of this analysis were compared to Folksamerica's reinsurance contract layers to derive an estimated expected loss. White Mountains Re also analyzed a significant sample of all other insureds that had reported losses of less than $250,000 and extrapolated the sample findings to the entire population.

        In addition, Folksamerica has received notices of claims from a number of other insureds with reported loss amounts that have not exceeded the attachment points in the reinsurance contracts written by Folksamerica. Based on the claims activity related to those insureds since the 2005 study, White Mountains Re estimated its exposure to these insureds as well as to insureds that have not reported any claims to date.

        In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of all these estimates resulted in an increase of $52 million in IBNR asbestos losses and LAE.

        In the fourth quarter of 2007, White Mountains Re also reviewed Folksamerica's exposure to environmental losses using industry benchmarks known as "survival ratios". The survival ratio, computed as a company's reserves divided by the average of its last three years' net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels. This analysis led to an increase of $11 million in IBNR for environmental losses and LAE in the fourth quarter of 2007.

        White Mountains Re's net reserves for A&E losses were $163 million and $112 million at December 31, 2007 and 2006, respectively. White Mountains Re's A&E three-year survival ratio was approximately 13 years and 8 years at December 31, 2007 and 2006, respectively.

        The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2000 through December 31, 2007:

	Asbestos paid loss and LAE		Environmental paid loss and LAE
Millions
Year ended December 31,
	Gross	Net	Gross	Net
2000	$4.7	$4.0	$2.3	$1.3
2001	10.5	6.7	1.8	1.6
2002	5.9	4.5	3.2	2.9
2003	10.7	7.4	1.7	1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7

        Generally, White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2007, White Mountains Re had approximately 1,198 open claim files for asbestos and 290 open claim files for environmental exposures.

        The costs associated with administering the underlying A&E claims by White Mountains Re's clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to White Mountains Re under the reinsurance contracts.

  White Mountains Re A&E Claims Activity

        White Mountains Re's A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity
	2007	2006
Asbestos
Total asbestos claims at the beginning of the year	1,173	1,339
Outgoing asbestos claims due to Sirius America divestiture	—	(20)
Incoming asbestos claims due to Stockbridge acquisition	—	45
Asbestos claims reported during the year	223	186
Asbestos claims closed during the year	(198)	(377)

Total asbestos claims at the end of the year	1,198	1,173

Environmental
Total environmental claims at the beginning of the year	512	750
Incoming environmental claims due to Stockbridge acquisition	—	43
Environmental claims reported during the year	26	46
Environmental claims closed during the year	(248)	(327)

Total environmental claims at the end of the year	290	512

Total
Total A&E claims at the beginning of the year	1,685	2,089
Outgoing A&E claims due to Sirius America divestiture	—	(20)
Incoming A&E claims due to Stockbridge acquisition	—	88
A&E claims reported during the year	249	232
A&E claims closed during the year	(446)	(704)

Total A&E claims at the end of the year	1,488	1,685

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

        Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2007, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

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

        White Mountains Re's expected annual loss reporting assumptions are updated at least once a year. These assumptions are applied to year-end IBNR to generate expected reported losses for the subsequent year. Interpolation methods are applied to estimate quarterly reported losses, which are then compared to actual reported losses each quarter. Significant differences may result in a change in estimates or a revision in the loss reporting pattern. Expected loss ratios underlying the current accident year are updated quarterly, to reflect new business that is underwritten by the company.

        In 2007, White Mountains Re recorded $9 million of net unfavorable development, which consisted of $63 million related to A&E exposures, $28 million of strengthening of certain of its U.S. casualty reserves and $7 million related to surety business. This adverse development was largely offset by favorable development of $91 million, primarily on property lines from prior accident years.

        In 2005 and 2007, White Mountains Re changed its assumptions relating to asbestos reserves, as discussed above in the A&E section. During 2006, White Mountains Re increased its estimate for net losses from hurricanes Katrina, Rita, and Wilma by $86 million following the receipt of new claims information from several ceding companies and subsequent reassessment of ultimate loss exposures. The company also entered into an indemnity agreement with Olympus, which resulted in an additional $137 million in losses and LAE. Also in 2006, White Mountains Re increased prior year loss and LAE reserves by $55 million for casualty losses associated with the Risk Capital acquisition, primarily as a result of a detailed study of loss exposure by individual contract. Reserves for 2004 and prior years were decreased by $46 million at Sirius in 2006, as White Mountains Re has seen lower than expected loss emergence across all lines of business and have reduced IBNR accordingly.

        White Mountains Re's net loss and LAE reserves by class of business at December 31, 2007 and 2006 were as follows:

Net loss and LAE reserves by class of business	December 31, 2007			December 31, 2006
Millions
	Case	IBNR	Total	Case	IBNR	Total
Property catastrophe excess	$224.6	$33.9	$258.5	$209.2	$61.5	$270.7
Property other	142.7	73.8	216.5	177.8	78.7	256.5
Casualty (excluding A&E)	458.2	553.6	1,011.8	507.0	646.7	1,153.7
Accident & health	38.4	57.8	96.2	42.8	63.9	106.7
Agriculture	4.5	62.7	67.2	4.6	51.7	56.3
Aviation and space	80.0	30.4	110.4	76.4	28.0	104.4
A&E	47.5	115.7	163.2	44.0	68.3	112.3
Other	150.7	371.4	522.1	93.3	412.2	505.5

Total	$1,146.6	$1,299.3	$2,445.9	$1,155.1	$1,411.0	$2,566.1

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

        The actuarial point estimate is management's primary consideration in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company's actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2007 and 2006, total carried reserves were 2.9% and 2.2% above the actuarial point estimate, respectively.

        The following table illustrates White Mountains Re's recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2007.

Net loss and LAE reserves by class of business	December 31, 2007
Millions
	Low	Recorded	High
Property catastrophe excess	$255	$258.5	$262
Property other	192	216.5	245
Casualty (excluding A&E)	794	1,011.8	1,149
Accident & health	84	96.2	109
Agriculture	60	67.2	71
Aviation and space	94	110.4	131
A&E	123	163.2	218
Other	455	522.1	570

Total	$2,057	$2,445.9	$2,755

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

        As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re's business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on minimum deposit and premium information included in the contractual terms. For proportional business, White Mountains Re's estimates are derived from expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

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

        The following table summarizes White Mountains Re's premium estimates and related commissions and expenses:

	December 31, 2007
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$32.1	$78.3	$46.7	$68.9	$69.5	$44.8	$46.7	$387.0

Net premium estimates	$28.4	$13.1	$46.6	$56.2	$69.5	$42.2	$45.3	$301.3
Net commission and expense estimates	3.3	27.4	22.8	23.0	5.6	7.8	12.2	102.1

Net amount included in reinsurance balances receivable	$25.1	$(14.3)	$23.8	$33.2	$63.9	$34.4	$33.1	$199.2

	December 31, 2006
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$25.9	$71.9	$95.9	$82.1	$51.1	$37.5	$42.8	$407.2

Net premium estimates	$23.2	$6.3	$95.1	$68.1	$51.0	$35.7	$40.7	$320.1
Net commission and expense estimates	3.4	17.9	43.5	25.6	3.9	3.9	12.8	111.0

Net amount included in reinsurance balances receivable	$19.8	$(11.6)	$51.6	$42.5	$47.1	$31.8	$27.9	$209.1

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

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related to A&E claims arising from business written by its predecessor prior to 1992 and 1987, respectively and certain other latent exposures. As of December 31, 2007, OneBeacon has ceded estimated incurred losses of approximately $2.1 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2007, OneBeacon has ceded estimated incurred losses of $550 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire.

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. The Company is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4—"Third Party Reinsurance" in the accompanying Consolidated Financial Statements for additional information on White Mountains' reinsurance programs.

4. Purchase Accounting

        When White Mountains acquires another company, management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, "Business Combinations." Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. White Mountains estimates the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within FASB Statement of Financial Accounting Concepts No. 7: "Using Cash Flow Information and Present Value in Accounting Measurements" ("CON 7"). Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows; (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

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

        The difference between an acquired company's loss and LAE reserves and White Mountains' best estimate of the fair value of such reserves at the acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. Historically, the fair value of an acquired company's loss and LAE reserves has been less than its nominal reserves at acquisition. Accordingly, the amortization has been and will continue to be recorded as an expense on White Mountains' income statement until fully amortized.

FORWARD-LOOKING STATEMENTS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words "will", "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains:

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

  •
  the risks associated with Item 1A of this Report on Form 10-K;

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

Interest Rate Risk

        Fixed Maturity Portfolio.    In connection with the Company's consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains' strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. White Mountains' fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains' fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from Standard & Poor's or Moody's).

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

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains' fixed maturity portfolio and fixed maturity investments in the pension plan.

($ in millions)	Fair Value at December 31, 2007	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$7,371.5	100 bp decrease	$7,523.4		$104.3
		50 bp decrease	7,444.7		50.2
		50 bp increase	7,280.7		(62.6)
		100 bp increase	7,195.4		(121.2)
Pension fixed maturity investments	$40.9	100 bp decrease	$42.3	$	..9
		50 bp decrease	41.6		.5
		50 bp increase	40.2		(.5)
		100 bp increase	39.5		(.9)

        Long-term obligations.    As of December 31, 2007, White Mountains' interest and dividend bearing long-term obligations consisted primarily of the Fund American Senior Notes, WMRe Senior Notes, the WMRe Preference Shares and the Berkshire Preferred Stock, which have fixed interest and dividend rates. As a result, White Mountains' exposure to interest rate risk resulting from variable interest rate obligations was insignificant as of December 31, 2007.

        The following table summarizes the fair value and carrying value of White Mountains' financial instruments as of December 31, 2007:

	December 31, 2007
Millions	Fair Value	Carrying Value
Senior Notes	$703.2	$698.9
WMRe Senior Notes	398.3	398.9
WMRe Preference Shares(1)	219.4	250.0
Berkshire Preferred Stock	307.0	278.3

    (1)
    WMRe Preference Shares are recorded as minority interest.

        The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

        Mortgage Note on Real Estate Owned.    In December 2005, OneBeacon entered into a $41 million, 18-year mortgage note, which has a variable interest rate based upon the lender's 30-day LIBOR rate, to purchase land and its U.S. headquarters building in Canton, Massachusetts. As of December 31, 2007, OneBeacon had drawn down the entire $41 million available under the mortgage note. Repayment will commence on January 31, 2009.

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. As a result, OneBeacon's exposure to interest rate risk resulting from variable interest rate obligations was insignificant as of December 31, 2007.

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

        At December 31, 2007, OneBeacon held approximately $241 million in bonds denominated in foreign currencies, mostly denominated in British Pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound and Australian dollar to the U.S. dollar as of December 31, 2007, the carrying value of OneBeacon's foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $24 million.

        The functional currency of Sirius International is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. dollar as of December 31, 2007, the carrying value of White Mountains' net assets denominated in Swedish Krona would have respectively decreased or increased by approximately $62 million.

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

        Weather contingent derivative products are weather derivatives with an additional commodity trigger. Due to the dual trigger nature, weather contingent products are usually in the form of a call or put option. For example, a temperature contingent gas call may pay a client if temperatures are colder than an agreed upon trigger and natural gas prices are above a second trigger.

        Galileo manages its exposure to weather and market risks based on guidelines established by senior management. Galileo manages its weather and weather contingent portfolio through the employment of a variety of strategies. These strategies include geographical diversification of risk exposures and economic hedging within the over-the-counter and exchange traded weather and commodity derivative markets. Additionally, Galileo may economically hedge protions of its risk exposure by buying and selling similar weather risk contracts with different counterparties. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then purchase an option from another counterparty that pays Galileo if it becomes too cold in that same location. Galileo may also diversify its risk exposure by entering into contracts that protect different clients with opposite exposures to the same quantifiable weather element. For example, Galileo may sell an option to protect a customer if it becomes too cold in a certain location and then sell another option that protects a different customer if it becomes too warm in that same location. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that Galileo believes is well diversified and that remains within the aggregate risk tolerance established by senior management.

        Galileo uses value-at-risk ("VaR") analysis to monitor the risks associated with its weather derivative contracts. VaR is a tool that measures the potential loss that could occur over a defined period of time, calculated at a given statistical confidence level. Galileo's portfolio VaR analyses are calculated using a Monte Carlo simulation model that uses historical weather data, actual weather data since each contract's inception, forecasted weather conditions and prevailing market rates as inputs. Galileo performs a VaR analysis for each of its portfolios using both a seasonal and 20-day holding period. The average, low and high of amounts produced by Galileo's 20 day VaR analyses performed during the period ended December 31, 2007, calculated at a 99% confidence level, were approximately $4 million, $1 million, and $9 million, respectively. The average, low and high of amounts produced by Galileo's 20 day VaR analyses performed during the period ended December 31, 2006, calculated at a 99% confidence level, were approximately $3 million, zero, and $8 million, respectively.

Variable Annuity Guarantee Risk

        White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant's beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2007, the total liability for the reinsured variable annuity guarantees was $13 million.

        White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2007, the fair value of these derivative instruments was $44 million.

        White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. At December 31, 2007, White Mountains' modeled net exposure to a 10% change in each of these factors were as follows:

	($ in millions)
Change	Equity Markets	Interest Rates	Foreign Exchange Rates Against the Japanese Yen
+10 Percent	$—	$1.0	$(2.1)
–10 Percent	(3.0)	(1.0)	(4.4)

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 104 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007. Based on that evaluation, the PEO and PFO have concluded that White Mountains' disclosure controls and procedures are adequate and effective.

        The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on that evaluation, the PEO and PFO have concluded that White Mountains' internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-66 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-67 of this report.

        There has been no change in White Mountains' internal controls over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect White Mountains' internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Reported under the captions "The Board Of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Committees of the Board—Audit Committee" in the Company's 2008 Proxy Statement, herein incorporated by reference, and under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is included as Exhibit 14 to the Company's 2004 Annual Report on Form 10-K. The Company's Code of Business Conduct is also available in print free of charge to any shareholder upon request.

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors are reported under the caption "Corporate Governance—Committees of the Board—Nominating and Governance Committee" in the Company's 2008 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

        Reported under the captions "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in the Company's 2008 Proxy Statement, herein incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" in the Company's 2008 Proxy Statement, herein incorporated by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Reported under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" and "Corporate Governance—Director Independence" in the Company's 2008 Proxy Statement, herein incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Reported under the caption "Principal Accountant Fees and Services" in the Company's 2008 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  a.     Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 104 of this report. A listing of exhibits filed as part of the report appear on pages 101 through 102 of this report.

  b.     Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company's Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(I) of the Company's Current Report on Form 8-K dated November 1, 1999)
3.2	Bye-Laws of the Company (incorporated by reference herein to Annex III of the Company's Registration Statement on Form S-4 (No. 333-87649) dated September 23, 1999)
4.1	Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated December 3, 2004)
4.2	Form of Senior Indenture (incorporated by reference herein to the Company's Registration Statement on S-3 (No. 333-88352) dated July 17, 2003)
4.3	Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent (incorporated by reference herein to Exhibit 4.1 of the Company's Report on Form 8-K dated March 14, 2007)
4.4	Certificate of Designation, setting forth the designations, powers, preferences and rights of the WMRe Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 8-K dated May 29, 2007)
10.1	Amendment Agreement dated as of November 30, 2004, between General Reinsurance Corporation, a Delaware corporation, the Company and Fund American (incorporated by reference herein to Exhibit 99.2 of the Company's Report on Form 8-K dated December 3, 2004)
10.2	Keep-Well Agreement, dated as of November 30, 2004, by and between the Company and Fund American (incorporated by reference herein to Exhibit 99.3 of the Company's Report on Form 8-K dated December 3, 2004)
10.3	$475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 10-Q dated August 2, 2007)
10.4	$75,000,000 Credit Agreement, dated as of November 14, 2006 among Fund American as the Borrower, OneBeacon Insurance Group, Ltd., as Parent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.4 of the Company's 2006 Annual Report on Form 10-K)
10.5	Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company's Report on Form 8-K dated June 1, 2001)
10.6	Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99 (n), 99(o), 99(p) and 99(q) of the Company's Report on Form 8-K dated June 1, 2001)
10.7	Subscription Agreement among Berkshire, Fund American and the Registrant dated May 30, 2001 (incorporated by reference herein to Exhibits 99(t) of the Company's Report on Form 8-K dated June 1, 2001)
10.8	Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company's Report on Form 8-K dated November 1, 2001)
10.9	Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company's Report on Form 8-K dated June 20, 2005)
10.10	Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company's Report on Form 8-K dated February 28, 2006)
10.11	Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated November 14, 2006 (incorporated by reference herein to Exhibit 10.11 of the Company's 2006 Annual Report on Form 10-K)
10.12	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company's Report on Form 8-K dated June 20, 2005)
10.13	Folksamerica Holding Company, Inc. Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company's 2004 Annual Report on Form 10-K)
10.14	Folksamerica Holding Company, Inc. Deferred Benefit Plan (incorporated by reference herein to Exhibit 10.15 of the Company's 2004 Annual Report on Form 10-K)
10.15	White Mountains Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.15 of the Company's 2006 Annual Report on Form 10-K)

Exhibit number	Name
10.16	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company's 2004 Annual Report on Form 10-K)
10.17	The Company's Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 4(c) of the Company's Report on Form S-8 dated October 19, 1999)
10.18	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company's 2003 Annual Report on Form 10-K)
10.19	Fund American Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.15 of the Company's 2003 Annual Report on Form 10-K)
10.20	OneBeacon Performance Unit Plan (incorporated by reference herein to Exhibit 10.20 of the Company's 2006 Annual Report on Form 10-K)
10.21	OneBeacon Insurance 2006 Management Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company's 2006 Annual Report on Form 10-K)
10.22	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company's 2003 Annual Report on Form 10-K)
10.23	OneBeacon Phantom WTM Share Plan (incorporated by reference herein to Exhibit 10.23 of the Company's 2006 Annual Report on Form 10-K)
10.24	OneBeacon Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.24 of the Company's 2006 Annual Report on Form 10-K)
10.25	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company's 2006 Annual Report on Form 10-K)
10.26	Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company's 2004 Annual Report on Form 10-K)
11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14	The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company's 2004 Annual Report on Form 10-K)
21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 29, 2008 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)
Included herein.

(**)
Not included herein as the information is contained elsewhere within report. See Note 1 of the Notes to Consolidated Financial Statements.

  c.     Financial Statement Schedules

        The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 104 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Date: February 29, 2008	By:	/s/ J. BRIAN PALMER J. Brian Palmer Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE Raymond Barrette	Chairman and CEO (Principal Executive Officer)	February 28, 2008
BRUCE R. BERKOWITZ* Bruce R. Berkowitz	Director	February 28, 2008
YVES BROUILLETTE* Yves Brouillette	Director	February 28, 2008
HOWARD L. CLARK, JR.* Howard L. Clark, Jr.	Director	February 28, 2008
ROBERT P. COCHRAN* Robert P. Cochran	Director	February 28, 2008
MORGAN W. DAVIS* Morgan W. Davis	Director	February 28, 2008
A. MICHAEL FRINQUELLI* A. Michael Frinquelli	Director	February 28, 2008
/s/ DAVID T. FOY David T. Foy	Executive Vice President and CFO (Principal Financial Officer)	February 28, 2008
GEORGE J. GILLESPIE, III* George J. Gillespie, III	Director	February 28, 2008
JOHN D. GILLESPIE* John D. Gillespie	Director	February 28, 2008
EDITH E. HOLIDAY* Edith E. Holiday	Director	February 28, 2008
/s/ J. BRIAN PALMER J. Brian Palmer	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008
LOWNDES A. SMITH* Lowndes A. Smith	Director	February 28, 2008
ALLAN L. WATERS* Allan L. Waters	Director	February 28, 2008
*By:	/s/ RAYMOND BARRETTE Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

Form 10-K page(s)
Consolidated financial statements:
Consolidated balance sheets at December 31, 2007 and 2006		F-1
Consolidated statements of income and comprehensive income for each of the years ended December 31, 2007, 2006 and 2005		F-2
Consolidated statements of common shareholders' equity for each of the years ended December 31, 2007, 2006 and 2005		F-3
Consolidated statements of cash flows for each of the years ended December 31, 2007, 2006 and 2005		F-4
Notes to consolidated financial statements		F-5
Other financial information:
Management's annual report on internal control over financial reporting		F-66
Report of independent registered public accounting firm		F-67
Selected quarterly financial data (unaudited)		F-68
Financial statement schedules:
I.	Summary of investments—other than investments in related parties	FS-1
II.	Condensed financial information of the Registrant	FS-2
III.	Supplementary insurance information	FS-4
IV.	Reinsurance	FS-5
V.	Valuation and qualifying accounts	FS-6
VI.	Supplemental information for property and casualty insurance underwriters	FS-7

CONSOLIDATED BALANCE SHEETS

	December 31,
(Millions, except share and per share amounts)
	2007	2006
Assets
Fixed maturity investments, at fair value (amortized cost $7,193.0 and $7,377.0)	$7,371.5	$7,475.3
Common equity securities, at fair value (cost $1,333.9 and $972.0)	1,550.7	1,212.6
Short-term investments, at amortized cost (which approximates fair value)	1,327.3	1,344.9
Other investments (cost $539.2 and $467.1)	603.3	524.8
Convertible fixed maturity investments, at fair value (cost $484.3 and $412.0)	490.6	436.2
Trust account investments, at amortized cost (fair value $307.0 and $337.9)	305.6	338.9

Total investments	11,649.0	11,332.7
Cash	171.3	159.0
Reinsurance recoverable on unpaid losses	1,702.9	2,134.5
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,765.0	1,881.2
Reinsurance recoverable on paid losses	59.5	159.4
Insurance and reinsurance premiums receivable	877.0	913.6
Securities lending collateral	661.6	649.8
Funds held by ceding companies	231.1	452.8
Investments in unconsolidated affiliates	406.3	335.5
Deferred acquisition costs	326.0	320.3
Deferred tax asset	236.6	276.0
Ceded unearned premiums	123.1	87.9
Accrued investment income	83.2	87.4
Accounts receivable on unsettled investment sales	201.1	8.5
Other assets	611.9	645.1

Total assets	$19,105.6	$19,443.7

Liabilities
Loss and loss adjustment expense reserves	$8,062.1	$8,777.2
Unearned insurance and reinsurance premiums	1,605.2	1,584.9
Debt	1,192.9	1,106.7
Securities lending payable	661.6	649.8
Deferred tax liability	353.2	311.5
Incentive compensation payable	224.2	285.2
Funds held under reinsurance treaties	103.0	141.6
Ceded reinsurance payable	124.8	138.4
Accounts payable on unsettled investment purchases	46.4	66.8
Other liabilities	873.1	1,060.8
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	278.3	242.3
Held by others (redemption value $20.0)	—	20.0

Total liabilities	13,524.8	14,385.2
Minority interest—OneBeacon, Ltd.	517.2	490.7
Minority interest—WMRe Preference Shares	250.0	—
Minority interest—consolidated limited partnerships	100.2	112.5

Total minority interest	867.4	603.2
Common shareholders' equity
Common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 10,553,572 and 10,782,753 shares	10.5	10.8
Paid-in surplus	1,680.7	1,716.7
Retained earnings	2,718.5	2,496.0
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	207.0	194.0
Net unrealized foreign currency translation gains	99.3	37.2
Other	(2.6)	.6

Total common shareholders' equity	4,713.4	4,455.3

Total liabilities, minority interest and common shareholders' equity	$19,105.6	$19,443.7

See Notes to Consolidated Financial Statements including Note 21 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts
	2007	2006	2005
Revenues
Earned insurance and reinsurance premiums	$3,783.7	$3,712.7	$3,798.6
Net investment income	533.0	435.5	491.5
Net realized investment gains	263.2	272.7	112.6
Gain on sale of shares through initial public offering of OneBeacon, Ltd.	—	171.3	—
Other revenue	153.9	202.0	229.2

Total revenues	4,733.8	4,794.2	4,631.9

Expenses
Loss and loss adjustment expenses	2,406.4	2,452.7	2,858.2
Insurance and reinsurance acquisition expenses	776.6	754.8	761.2
Other underwriting expenses	509.0	505.4	424.7
General and administrative expenses	200.5	218.3	148.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	21.4	24.5	36.9
Interest expense on debt	73.0	50.1	44.5
Interest expense—dividends on preferred stock subject to mandatory redemption	29.3	30.3	30.3
Interest expense—accretion on preferred stock subject to mandatory redemption	36.1	28.3	22.1

Total expenses	4,052.3	4,064.4	4,326.7

Pre-tax income	681.5	729.8	305.2
Income tax provision	(210.5)	(98.9)	(36.5)

Income before minority interest, equity in earnings of unconsolidated affiliates and extraordinary item	471.0	630.9	268.7
Minority interest	(93.0)	(16.0)	(12.2)
Equity in earnings of unconsolidated affiliates	29.4	36.9	33.6

Income before extraordinary item	407.4	651.8	290.1
Excess of fair value of acquired net assets over cost	—	21.4	—

Net income	407.4	673.2	290.1
Change in net unrealized gains and losses for investments held	140.1	125.3	(50.8)
Recognition of net unrealized gains and losses for investments sold	(127.1)	(156.0)	(131.4)
Change in foreign currency translation	62.1	59.0	(70.3)
Net change in minimum pension liability and other	(3.2)	4.6	(1.6)

Comprehensive net income	$479.3	$706.1	$36.0

Basic earnings per share
Income before extraordinary item	$37.96	$60.52	$26.96
Net income	37.96	62.51	26.96
Diluted earnings per share
Income before extraordinary item	$37.89	$60.33	$26.56
Net income	37.89	62.32	26.56

Dividends declared and paid per common share	$8.00	$8.00	$8.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

Millions	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax	Unearned compensation
Balances at January 1, 2005	$3,883.9	$1,730.0	$1,695.9	$462.2	$(4.2)

Net income	290.1	—	290.1	—	—
Net change in unrealized investment gains	(182.2)	—	—	(182.2)	—
Net change in foreign currency translation	(70.3)	—	—	(70.3)	—
Net change in minimum pension liability and other	(1.6)	—	—	(1.6)	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	1.1	1.1	—	—	—
Repurchases and retirements of common shares	(.1)	(.1)	—	—	—
Forfeiture of restricted common shares	—	(.3)	—	—	.3
Amortization of restricted common share awards	2.0	—	—	—	2.0
Accrued Option expense	(3.5)	(3.5)	—	—	—

Balances at December 31, 2005	3,833.2	1,727.2	1,899.8	208.1	(1.9)

Cumulative effect adjustment—hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment—share-based compensation	—	(1.9)	—	—	1.9
Net income	673.2	—	673.2	—	—
Net change in unrealized investment gains	(30.7)	—	—	(30.7)	—
Net change in foreign currency translation	59.0	—	—	59.0	—
Net change in other	.5	—	—	.5	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	.6	.6	—	—	—
Amortization of restricted common share awards	1.6	1.6	—	—	—
Adjustment for initial adoption of FAS 158, net of tax	4.1	—	—	4.1	—

Balances at December 31, 2006	4,455.3	1,727.5	2,496.0	231.8	—

Cumulative effect adjustment—taxes (FIN 48)	.2	—	.2	—	—
Net income	407.4	—	407.4	—	—
Net change in unrealized investment gains	13.0	—	—	13.0	—
Net change in foreign currency translation	62.1	—	—	62.1	—
Net change in other	(3.2)	—	—	(3.2)	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	2.2	2.2	—	—	—
Repurchases and retirements of common shares	(148.0)	(49.1)	(98.9)	—	—
Amortization of restricted common share awards	4.6	4.6	—	—	—
Accrued Option expense	6.0	6.0	—	—	—

Balances at December 31, 2007	$4,713.4	$1,691.2	$2,718.5	$303.7	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2007	2006	2005
Cash flows from operations:
Net income	$407.4	$673.2	$290.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment gains	(263.2)	(272.7)	(112.6)
Gain on sale of shares through initial public offering of OneBeacon Ltd.	—	(171.3)	—
Excess of fair value of acquired net assets over cost	—	(21.4)	—
Minority interest	93.0	16.0	12.2
Deferred income tax provision	65.1	33.2	28.2
Undistributed equity in earnings from unconsolidated affiliates, after-tax	1.8	48.7	(33.6)
Other operating items:
Net change in loss and LAE reserves	(770.3)	(1,300.2)	1,188.0
Net change in reinsurance recoverable on paid and unpaid losses	659.0	738.2	(1,416.4)
Net change in funds held by ceding reinsurers	235.7	177.3	307.2
Net change in insurance and reinsurance premiums receivable	50.7	111.1	(58.9)
Net change in unearned insurance and reinsurance premiums	(5.4)	(4.5)	(37.1)
Net change in ceded unearned premiums	(31.2)	118.3	.3
Net change in reserves for structured contracts	(146.0)	(77.5)	(151.3)
Net change in other assets and liabilities, net	57.7	27.1	(301.1)

Net cash provided from (used for) operations	354.3	95.5	(285.0)

Cash flows from investing activities:
Net change in short-term investments	16.0	(526.2)	295.3
Sales of fixed maturity and convertible fixed maturity investments	6,932.1	4,576.2	5,785.6
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	672.5	833.9	597.2
Sales of common equity securities and other investments	797.4	819.2	581.1
Sales of trust account investments	33.8	7.1	—
Sales of consolidated and unconsolidated affiliates, net of cash sold	90.1	771.4	180.7
Sale of Agri renewal rights	—	32.0	—
Purchases of trust account assets	—	(344.0)	—
Purchases of common equity securities and other investments	(1,135.7)	(697.0)	(589.8)
Purchases of fixed maturity and convertible fixed maturity investments	(7,430.2)	(5,800.5)	(6,484.7)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(51.6)	(33.0)	—
Net change in unsettled investment purchases and sales	(213.0)	36.6	10.7
Net acquisitions of property and equipment	(26.2)	(19.8)	(38.5)

Net cash (used for) provided from investing activities	(314.8)	(344.1)	337.6

Cash flows from financing activities:
Issuance of WMRe Preference Shares, net of issuance costs	246.6	—	—
Issuance of debt	394.4	482.4	18.4
Repayment of debt	(322.0)	(155.0)	—
Redemption of mandatorily redeemable preferred stock	(20.0)	—	—
Interest rate swap agreements	(2.4)	—	—
Cash dividends paid to the Company's common shareholders	(86.2)	(86.2)	(86.2)
Cash dividends paid to OneBeacon Ltd.'s minority common shareholders	(23.4)
Cash dividends paid to preferred shareholders	(29.3)	(30.3)	(30.3)
Cash dividends paid on WMRe Preference Shares	(11.3)	—	—
Company's Common shares repurchased and retired	(148.0)	—	—
OneBeacon Ltd. Common shares repurchased and retired	(33.0)	—	—
Proceeds from issuances of common shares	2.2	.6	1.1

Net cash (used for) provided from financing activities	(32.4)	211.5	(97.0)

Effect of exchange rate changes on cash	5.2	8.4	(11.0)

Net increase (decrease) in cash during year	12.3	(28.7)	(55.4)
Cash balance at beginning of year	159.0	187.7	243.1

Cash balance at end of year	$171.3	$159.0	$187.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

        The accompanying consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively with the Company, "White Mountains") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company's headquarters are located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains' reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations. Significant transactions among White Mountains' segments have been eliminated in this report.

        The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. ("OneBeacon Ltd."), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively "OneBeacon"), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the "OneBeacon Acquisition"). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.'s common shares in an initial public offering (the "OneBeacon Offering"). At December 31, 2007 White Mountains owned 72.9% of OneBeacon Ltd.'s outstanding common shares.

        The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, "White Mountains Re"). White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company ("Folksamerica"), Sirius International Insurance Corporation ("Sirius International"), and White Mountains Re Bermuda Ltd. ("WMRe (Bermuda"), formerly Fund American Reinsurance Company, Ltd.). White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. ("WMRUS"). On August 3, 2006, White Mountains Re sold one of its subsidiaries, Sirius America Insurance Company ("Sirius America"), to an investor group. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Lightyear Delos Acquisition Corp. ("Delos"), and accounts for Delos on the equity method within its Other Operations segment.

        The Esurance segment consists of Esurance Holdings, Inc., and its subsidiaries (collectively, "Esurance"). Esurance, sells personal auto insurance directly to customers online and through select online agents.

        White Mountains' Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC ("WM Advisors"), its weather risk management business ("Galileo"), its variable annuity reinsurance business White Mountains Life Reinsurance (Bermuda) Ltd. ("WM Life Re"), as well as the International American Group, Inc. (the "International American Group") and various other entities not included in other segments. The International American Group includes American Centennial Insurance Company ("American Centennial") and British Insurance Company of Cayman ("British Insurance Company"), both of which are in run-off. The Other Operations segment also includes White Mountains' investments in common shares and warrants to purchase common shares of Symetra Financial Corporation ("Symetra"), its investment in Delos and Pentelia Investment Ltd. and the consolidated results of Tuckerman Capital, LP and Tuckerman Capital II, LP funds ("Tuckerman Funds").

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

Investment securities

        White Mountains' invested assets comprise securities and other investments held for general investment purposes and those held in two segregated trust accounts.

        White Mountains' portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as available for sale and are reported at fair value as of the balance sheet date. The fair value of White Mountains' fixed maturities and common equity securities is determined by quoted market prices when available. When quoted market prices are unavailable, White Mountains calculates an estimated fair value using observable market inputs such as interest rates, yield curve, prepayment speeds, etc. Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, net of the effect of adjustments for minority interest and after-tax, are reported as a component of other comprehensive income.

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

        White Mountains' portfolio of fixed maturity investments held in the segregated trust accounts are classified as held to maturity as the Company has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

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

        Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2007 and 2006. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

        Other investments comprise White Mountains' investments in limited partnerships, warrants, equity method investments and an interest rate swap accounted for as a cash flow hedge.

Investments in limited partnerships

        White Mountains has investments in a number of limited partnerships, which are recorded in other investments. Changes in White Mountains' interest in limited partnership interests accounted for using the equity method are included in net realized investment gains. Changes in White Mountains' interest in limited partnerships not accounted for under the equity method are reported, after-tax, as a component of shareholders' equity, with changes therein reported as a component of other comprehensive income.

Securities lending

        White Mountains participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity portfolio. Under the security lending arrangements, certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. The security lending counter party is required to provide cash collateral for the loaned securities, which is then invested by the lending agent. The collateral is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. In the event that the lending agent does not return the full amount of collateral to the security lending counter party, White Mountains is obligated to make up any deficiency. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan. The contractual amount of the securities lending collateral is recorded as both an asset and liability on the balance sheet. At December 31, 2007 and 2006, security lending collateral was invested entirely in securities rated AA or better by Standard & Poor's.

        At December 31, 2007 and 2006, the fair value of securities held as collateral exceeded the amounts required to be returned to the security lending counter party by the lending agent upon the return of the loaned securities. However, other than in the event of default by the borrower, this collateral is not available to White Mountains. Because of these restrictions, White Mountains considers the collateral transactions associated with its securities lending activities to be non-cash transactions.

Derivative financial instruments

        White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Convertible bonds

        White Mountains owns convertible bonds. The equity conversion option is considered an embedded derivative. Prior to January 1, 2006, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), White Mountains bifurcated all equity option derivatives that are embedded in its convertible bonds. The original host instruments were reported, at fair value, in fixed maturity investments and the embedded derivatives were reported, at fair value, in other investments. Changes in the fair values of the equity options were included in realized gains and losses. Effective January 1, 2006, White Mountains adopted FAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140" ("FAS 155"). FAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized gains. Prior to adoption of FAS 155, White Mountains had recorded $283.5 million related to the host instrument in fixed maturity investments and $99.8 million for the equity conversion option in other investments. Upon adoption of FAS 155, White Mountains recorded an adjustment of $9.2 million to reclassify net unrealized gains on investments (gross gains of $9.8 million and gross losses of $.6 million) to opening retained earnings to reflect the cumulative effect of adoption. The fair value of convertible bonds at December 31, 2007 was $490.6 million.

Warrants

        White Mountains holds warrants to acquire common shares of Symetra. During 2007 and 2006, White Mountains also held warrants to acquire common shares of Montpelier Re. On May 1, 2007 White Mountains sold all of its remaining interest in Montpelier Re. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. White Mountains accounts for its investments in warrants in accordance with SFAS 133 as derivatives. The warrants are recorded in other investments at fair value with changes therein recorded in realized gains or losses in the period in which they occur.

        The Company uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2007 were a risk-free rate of 3.70%, volatility of 25%, an expected life of 6.6 years and a share price of $16.48 per share.

Cash flow hedge

        Contemporaneously with entering into a variable rate mortgage note, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon's variable rate mortgage note. In accordance with SFAS 133, OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap.

Interest rate lock

        In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 and the resulting loss of $2.4 million was recorded in accumulated other comprehensive income. The loss is being reclassified from accumulated other comprehensive income to interest expense over the life of the WMRe Senior notes using the interest method.

Weather contracts

        White Mountains offers weather and weather contingent risk management products through its subsidiary, Galileo. All of Galileo's products are in the form of derivative financial instruments. Galileo enters into weather and weather contingent derivative contracts with the objective of generating profits in normal climatic conditions. Accordingly, Galileo's weather and weather contingent derivatives are not designed to meet the GAAP criteria for hedge accounting. The majority of Galileo's business consists of receiving a payment or premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Galileo initially recognizes the premium paid or received as an asset or liability, respectively, and recognizes any subsequent changes in fair value, as they occur, in other revenues within the income statement. The fair value for Galileo's derivative financial contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract.

Derivatives—Variable annuity reinsurance

        White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

        Guaranteed minimum accumulation benefits ("GMABs") are paid to an annuitant for any shortfall between accumulated account value at the end of the accumulation period and the annuitant's total deposit, less any withdrawal payments made to the annuitant during the accumulation period. GMABs meet the definition of a derivative for accounting purposes and are accounted for under FAS 133. Therefore, GMABs are carried at fair value, with changes thereon recognized in income in the period of the change. The liability for the reinsured GMAB contracts has been determined using internal valuation models that use assumptions for interest rates, equity markets, foreign exchange rates and market volatilities at the valuation date, as well as annuitant-related actuarial assumptions, including surrender and mortality rates.

        If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits ("GMDBs") are paid to the annuitant's beneficiary for shortfalls between accumulated account value at the time of an annuitant's death and the annuitant's total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. GMDBs are accounted for as life insurance liabilities in accordance with Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The life insurance liability for the reinsured GMDB contracts has been calculated based on investment returns, mortality, surrender rates and other assumptions and is recognized over the contract period.

        The valuation of these liabilities involves significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force.

        WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements. The derivatives include futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies. All WM Life Re's derivative instruments are recorded as assets or liabilities at fair value on the balance sheet within other assets. These derivative financial instruments do not meet the hedging criteria under FAS 133, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement within other revenues.

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance and reinsurance operations

        White Mountains accounts for insurance and reinsurance policies that it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan ("NYAIP"). These policies generate takeout credits which can be "sold" for fees to the transferor company ("takeout fees"). These fees are also typically a percentage of the transferor company's NYAIP premium assignments. AutoOne Insurance's LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

        White Mountains charges fees on certain of its insurance policies. Refundable fees are classified with premiums and recognized in earnings over the policy term. Fees that represent a reimbursement of expenses, such as installment fees, are recorded as a reduction of underwriting expenses.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

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

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5% and 5.3% at December 31, 2007 and 2006). As of December 31, 2007 and 2006, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $156.9 million and $190.7 million.

        In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. (See Note 3)

        In connection with purchase accounting for Sirius, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius' acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled. (See Note 3)

        White Mountains' insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and Emerging Issues Task Force Topic No. D-54, as applicable.

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

Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, White Mountains' insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113 (hereafter referred to as structured contracts) depending upon the structure of the mechanism.

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

Insurance-Related Assessments

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"), White Mountains' insurance subsidiaries record guaranty fund assessments when it is probable that an assessment will be made and the amount can be reasonably estimated.

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

Deferred Software Costs

        White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2007 and 2006, White Mountains had unamortized deferred software costs of $40.4 million and $43.9 million.

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

Foreign currency exchange

        The U.S. dollar is the functional currency for all of the Company's businesses except for the foreign reinsurance operations of Folksamerica, Sirius and WMRUS and certain other smaller international activities. The national currencies of the subsidiaries are their functional currencies since their business is primarily transacted in such local currency. White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders' equity, in accumulated other comprehensive income or loss, net of tax.

        Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate of the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2007 and 2006, White Mountains had an after-tax unrealized foreign currency translation gain of $99.3 million, net of minority interest of $(.1) million, and $37.2 million, net of minority interest of $.7 million, respectively, recorded on its consolidated balance sheet.

        The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2007	Closing Rate 2007	Opening Rate 2006	Closing Rate 2006
Swedish Krona	6.8640	6.4304	7.9603	6.8640
British Pound	.5088	.4999	.5798	.5088
Canadian Dollar	1.1603	.9792	1.1647	1.1603

Variable Interest Entities

        Variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an entity has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The entity with a controlling financial interest is the primary beneficiary and consolidates the VIE.

        In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"), White Mountains consolidates VIEs for which it is the primary beneficiary. White Mountains determines whether or not it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interest creates or absorbs variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, White Mountains performs a quantitative analysis to calculate whether White Mountains' financial interest in the VIE is large enough to absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected returns, or both.

Mandatorily Redeemable Preferred Stock

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries which are considered noncontrolling interests and have been recorded as liabilities at their historical carrying values. Dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense. (See Note 13).

Minority Interest

        Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon's exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of minority interest. The percentage of the noncontrolling shareholders' ownership interest in OneBeacon Ltd. at December 31, 2007 and December 31, 2006 was 27.1% and 27.6%.

        White Mountains began to present minority interest subsequent to the OneBeacon Offering. The portion of income attributable to minority interest in certain limited partnership investments has been reclassified to conform with the presentation of the minority interest in OneBeacon Ltd.

        On May 24, 2007, White Mountains Re Group, Ltd. ("WMRe Group"), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference ("the WMRe Preference Shares"). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the WMRe Preference Shares have the right to elect two directors to WMRe Group's board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the WMRe Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of WMRe Group and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of 3 month LIBOR plus 3.20% or 7.506%. The WMRe Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the WMRe Preference Shares at an amount equal to the greater of 1) the aggregate liquidation preference of the shares to be redeemed and 2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue, plus 45 basis points. In the event of liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. The WMRe Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of income and comprehensive income, respectively.

Recently Adopted Changes in Accounting Principles

Federal, State and Foreign Income Taxes

        On January 1, 2007 White Mountains adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes when the impact of a given tax position should be recognized and how it should be measured. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

        In connection with the adoption of FIN 48, White Mountains recognized a $.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("FAS 158") which amends FASB Statement Nos. 87, 88, 106 and 132(R). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under FAS 87 and FAS 106 in other comprehensive income in the period in which they occur. Under the new Statement, plan assets and obligations must be measured as of the fiscal year end. The recognition provisions of the Statement are effective for fiscal years ending after December 15, 2006. The measurement provisions of the Statement are effective for fiscal years ending after December 15, 2008. White Mountains recognized an increase to ending accumulated other comprehensive income of $4.1 million upon adoption of the recognition provisions of FAS 158 at December 31, 2006.

Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 123 (Revised), "Share-Based Payment" ("FAS 123R"), which is a revision to FAS 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" ("FIN 28"). Effective January 1, 2006, White Mountains adopted FAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, FAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of White Mountains incentive stock options ("Incentive Options"), restricted common share awards ("Restricted Shares") and performance share awards outstanding as of January 1, 2006, as well as new awards, are subject to the fair value measurement and recognition requirements of FAS 123R.

        Prior to adoption of FAS 123R, White Mountains accounted for performance shares, Restricted Shares and Incentive Options under the recognition and measurement principles of APB 25 and FIN 28, and adopted the disclosure provisions of FAS 123. Under APB 25 and FIN 28, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. The compensation cost recognized for White Mountains' Restricted Shares under APB 25 was based upon fair value of the award at the date of issuance and was charged to compensation expense ratably over the service period. Forfeitures were recognized as they occurred. Upon adoption of FAS 123R, an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares and Restricted Shares. The effect of this change was immaterial.

        White Mountains' Incentive Options have an escalating exercise price and vest on a pro rata basis over the service period. As a result, the Company's outstanding Incentive Options were accounted for as variable awards under FIN 28, with compensation expense charged to earnings over the service period based on the intrinsic value of the underlying common shares and with forfeitures recognized as they occurred. Upon adoption of FAS 123R, the grant date fair value of the awards, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options.

        The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to its Incentive Options at those times.

Millions, except per share amounts	Year Ended December 31, 2005
Net income, as reported	$290.1
Incentive Option expense (income) included in reported net income	(3.5)
Incentive Option expense (income) determined under fair value based method	(.1)

Net income, pro forma	$286.5

Earnings per share:
Basic—as reported	$26.96
Basic—pro forma	26.63
Diluted—as reported	26.56
Diluted—pro forma	26.56

Hybrid Financial Instruments

        On February 16, 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment to Statement Nos. 133 and 140" ("FAS 155"). The Statement eliminates the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis. Changes in fair value are recorded as realized gains. The fair value election may be applied upon adoption of the statement for hybrid instruments that had been bifurcated under FAS 133 prior to adoption. The Statement is effective for fiscal years commencing after September 15, 2006 with early adoption permitted as of the beginning of an entity's fiscal year.

        White Mountains adopted FAS 155 effective January 1, 2006. See Convertible bonds section of this note for discussion of effect of adoption.

Recent Accounting Pronouncements

Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in FAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and must be adopted prospectively. White Mountains will adopt FAS 157 effective January 1, 2008. Upon adoption of FAS 157 White Mountains expects that with the exception of its investments in hedge funds and private equity funds, its fair value measurements will not change materially. White Mountains holds a number of investments in hedge funds and private equity investment partnerships, the carrying value of which may be affected by the effect of adoption of FAS 157 by those investment partnerships. The hedge funds and private equity funds that the Company holds investments in have not yet provided an assessment of the effect of adoption of FAS 157. As a result, White Mountains is not yet able to determine the potential effect of adoption on the carrying value of its investments in hedge funds and private equity funds.

Fair Value Option

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management's reasons for making the election. The Statement is effective for fiscal years beginning after November 15, 2007 and will be adopted prospectively. White Mountains will adopt FAS 159 effective January 1, 2008. The Company has decided to make the fair value election for its portfolio of available for sale securities, its investments in investment partnerships and for its assumed variable annuity GMDB guarantee liabilities. Upon adoption, White Mountains will increase retained earnings and decrease accumulated other comprehensive income by $208.9 million to reclassify net unrealized gains and net unrealized foreign currency translation gains related to available for sale securities. In addition, White Mountains expects to record a decrease of less than $1 million to retained earnings as of January 1, 2008 related to the combined effect of adopting FAS 157 and FAS 159 for its variable annuity liabilities. Subsequent to adoption, the Company will report changes in fair value in pre-tax income rather than through other comprehensive income, net of tax. The Company believes that making the election for its portfolio of investment securities and investments in hedge funds and private equity funds will result in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return. With respect to the variable annuity GMDB guarantees, making the election will result in recognition of changes in fair value on the same basis used by the Company to economically hedge its variable annuity guarantee liabilities.

Business Combinations and Non-controlling interests

        In December 2007, the FASB issued FAS 141 (Revised 2007), Business Combinations ("FAS 141R") and FAS 160, Noncontrolling Interests—an amendment to ARB 51. FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008. White Mountains is in the process of evaluating the potential effect of adoption. FAS 141R requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the old cost allocation method originally described in FAS 141. In addition, FAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer's percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer's share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the CON 6 criteria for an asset or liability. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under FAS 109, such changes were recognized through goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

        FAS 160 requires all companies to account for minority interests in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interest that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control.

NOTE 2. Significant Transactions

Share Repurchase

        On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141 million, in a transaction with an institutional investor. On November 26, 2007, White Mountains repurchased an additional 8,500 of its common shares for $500 per share, or $4 million. These transactions were the first repurchases under the previously announced share repurchase plan authorized by White Mountains' Board of Directors on November 17, 2006. There are 709,159 shares remaining for future share repurchases under the plan.

Mutual Service Casualty

        On December 22, 2006, White Mountains Re completed its acquisition of Mutual Service Casualty Insurance Company ("Mutual Service Casualty"), a runoff insurer formerly affiliated with Country Insurance & Financial Services. As part of a sponsored demutualization and conversion to a stock company, Mutual Service Casualty has been renamed Stockbridge Insurance Company ("Stockbridge"). White Mountains Re paid approximately $33.6 million for Stockbridge and recorded an after-tax extraordinary gain of $21.4 million, which represents the excess of fair value of acquired assets over the purchase price. The fair value of net assets acquired were $55.1 million, including $81.0 million of cash and investments, $55.5 million of reinsurance recoverables, $12.2 million of deferred tax assets, $91.2 million of loss and LAE reserves and $2.3 million of deferred tax liabilities.

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

Main Street America

        On October 31, 2006, White Mountains' investment in Main Street America Holdings, Inc. ("MSA") was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("the MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) $24.5 million, or 4.9%, of the common stock of the MSA Group. These transactions resulted in a net after tax realized gain of $8.5 million.

Sirius America

        On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group for $138.8 million in cash, which was $16.9 million above the book value of Sirius America at the time of the sale. Sirius America is a U.S.-based insurer focused on primary insurance programs that was part of the acquisition of Sirius in 2004.

        As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos, and accounts for Delos under the equity method. White Mountains recognized a gain of $14.0 million ($9.1 million after tax) on the sale through other revenues and has deferred $2.9 million ($1.9 million after tax) of the gain related to its remaining equity interest in Delos (See Note 17).

National Farmers Union Property and Casualty Company

        On September 30, 2005, OneBeacon sold National Farmers Union Property and Casualty Company ("NFU") to QBE Insurance Group for $138.3 million in cash and recognized a gain of approximately $26.2 million ($21.7 million after-tax) on the sale through other revenues.

Other Acquisitions and Dispositions

        On October 1, 2007, substantially all of the assets and liabilities of Stockbridge were transferred to Folksamerica through a Transfer and Assumption Agreement (the "Portfolio Transfer"). As a result of the Portfolio Transfer, Stockbridge was left with minimum capital and surplus to maintain its licenses. During the fourth quarter of 2007, White Mountains Re sold its 100% ownership interest in Stockbridge for approximately $26.2 million and recognized a $10.0 million pre-tax gain on the sale through other revenues.

        During the third quarter 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers' Insurance Company, to a third party for $47.7 million in cash and recorded a pre-tax gain of $11.3 million.

        On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65.0 million and recognized an after tax loss of $1.8 million.

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

        On August 2, 2005, OneBeacon sold one of its subsidiaries, Traders and Pacific Insurance Company ("TPIC"), to Endurance Reinsurance for $23.4 million in cash and recognized a gain of approximately $8.0 million ($5.2 million after-tax) on the sale through other revenues.

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

        White Mountains Re establishes loss reserves based on an actuarial point estimate, which is management's primary consideration in determining its best estimate of loss and LAE reserves. This "actuarial point estimate" is derived from a combination of generally accepted actuarial methods. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company's actuaries conclude that there is insufficient historical incurred and paid loss information or that the trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. For current accident year business, the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and LAE reserves.

        For prior accident years, White Mountains Re gradually replaces this expected loss ratio approach with estimates based on historical loss reporting patterns. For both current and prior accident years, estimates also change when new information becomes available, such as changing loss emergence patterns, or as a result of claim and underwriting audits.

        Once an actuarial point estimate is established by White Mountains Re, its actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated using similar methods to the point estimate calculation, but with different expected loss ratio and loss reporting pattern assumptions. For the low estimate, more optimistic loss ratios and faster reporting patterns are assumed, while the high estimate uses more conservative loss ratios and slower reporting patterns. These variable assumptions are derived from historical variations in loss ratios and reporting patterns by class and type of business.

Loss and loss adjustment expense reserve summary

        The following table summarizes the loss and LAE reserve activities of White Mountains' insurance and reinsurance subsidiaries for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Millions
	2007	2006	2005
Gross beginning balance	$8,777.2	$10,231.2	$9,398.5
Less beginning reinsurance recoverable on unpaid losses	(4,015.7)	(5,025.7)	(3,797.4)

Net loss and LAE reserves	4,761.5	5,205.5	5,601.1
Loss and LAE reserves sold—Sirius America	—	(124.1)	—
Loss and LAE reserves acquired—Stockbridge(1)	—	38.3	—
Loss and LAE reserves sold—NFU	—	—	(95.9)
Loss and LAE reserves sold—TPIC	—	—	(11.8)
Losses and LAE incurred relating to:
Current year losses	2,422.8	2,208.7	2,697.1
Prior year losses	(16.4)	244.0	161.1

Total incurred losses and LAE	2,406.4	2,452.7	2,858.2
Net change in loss reserves—Sierra Insurance Group(2)	(9.1)	—	22.8
Accretion of fair value adjustment to net loss and LAE reserves	21.4	24.5	36.9
Foreign currency translation adjustment to net loss and LAE reserves	39.7	35.2	(39.4)
Loss and LAE paid relating to:
Current year losses	(1,080.6)	(845.5)	(848.7)
Prior year losses	(1,545.1)	(2,025.1)	(2,317.7)

Total loss and LAE payments	(2,625.7)	(2,870.6)	(3,166.4)
Net ending balance	4,594.2	4,761.5	5,205.5
Plus ending reinsurance recoverable on unpaid losses	3,467.9	4,015.7	5,025.7

Gross ending balance	$8,062.1	$8,777.2	$10,231.2

(1)
Reinsurance recoverables on unpaid losses acquired in the Stockbridge acquisition totalled $52.9 million.

(2)
During the years ended December 31, 2007, 2006 and 2005, White Mountains Re recorded $(9.1) million, $0 and $22.8 million of (favorable)/unfavorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition. This loss and LAE development was offset in incurred losses and LAE dollar-for-dollar by a change in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6).

  Loss and LAE development—2007

        During the year ended December 31, 2007, White Mountains experienced $16.4 million of net favorable development on prior accident year loss reserves. Esurance experienced net unfavorable development of $29.6 million that primarily related to bodily injury claims from prior accident years. White Mountains Re experienced net unfavorable development of $9.1 million that primarily related to an increase in asbestos and environmental related exposures offset by favorable development in property lines. The Other Operations segment experienced net favorable development of $6.8 million primarily due to the settlement of a large claim at British Insurance Company.

        OneBeacon experienced $48.3 million of favorable development on prior accident year loss reserves that was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, offset by unfavorable development for multiple peril and workers compensation, primarily for accident years 2001 and prior. Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business, which is included in the general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, losses continued to be significantly lower than initial expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. Management had implicitly assumed at December 31, 2006 that IBNR and known case development related to personal automobile liability would be approximately 49% of actual case reserves for the 2002 and subsequent years. During 2007, case incurred loss and allocated LAE ("ALAE") was 28% of the future expected development, which was smaller than expected for this relatively short-tail line of business. As a result, management decreased IBNR reserves for this line so that as of December 31, 2007, the IBNR was approximately 49% relative to the remaining case reserves. Prior to decreasing the IBNR reserves, the IBNR as of December 31, 2007 was approximately 74% of remaining case reserves. Management had implicitly assumed at December 31, 2006 that the IBNR and know case development related to workers compensation and multiple peril liability would be approximately 15% of actual case reserves for the 2001 and prior accident years. During 2007, case incurred loss and ALAE was 47% of the entire future expected development, which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 28% relative to the remaining case reserves.

  Loss and LAE development—2006

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

        The vast majority of the newly reported claims were on off-shore energy and marine exposures, and as a result, Folksamerica set its gross loss and LAE reserves in 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits and also increased reserves on other exposures affected by hurricanes Katrina, Rita and Wilma.

        Under the terms of Folksamerica's 2005 quota share reinsurance treaty with Olympus Reinsurance Company ("Olympus"), $139 million of these losses, net of reinstatement premiums, recorded in 2006 were ceded to Olympus. However, Folksamerica Holding Company ("Folksamerica Holdings") entered into an indemnity agreement with Olympus, under which it agreed to reimburse Olympus for up to $137 million of these losses, which was recorded as loss and LAE expense during 2006.

  Loss and LAE development—2005

        During the year ended December 31, 2005, White Mountains experienced $161.1 million of unfavorable development on prior accident year loss reserves, of which $95.0 million was experienced at OneBeacon and approximately $51.8 million was experienced by White Mountains Re.

        The adverse development at OneBeacon was primarily due to higher than anticipated legal defense costs and higher damages from liability assessments in general liability and multiple peril reserves in OneBeacon's run-off operations. Specifically, OneBeacon's management had assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and LAE was 72% of the entire future expected development, which was unusually large for these long tail lines of business. As a result, OneBeacon's management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

        The majority of the adverse development at White Mountains Re resulted from actions taken in response to a ground-up study of Folksamerica's exposure to asbestos claims that was completed in the third quarter of 2005. The study examined losses incurred by all insureds that had reported over $250,000 of asbestos claims to Folksamerica and a significant sample of all other insureds with reported asbestos claims of less than $250,000. Comparing estimates generated by the study to Folksamerica's exposed limits by underwriting year led management to record an increase of approximately $50 million in IBNR during the third quarter of 2005. This unfavorable development was partially offset by favorable development in the Sirius International reserve portfolio of approximately $12.0 million, mainly from the three most recent underwriting years.

  Fair value adjustment

        In connection with purchase accounting for the acquisitions of OneBeacon, Sirius International, and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon's, Sirius International's and Mutual Service Casualty's acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $21.4 million, $24.5 million and $36.9 million of such charges, recorded as loss and LAE during 2007, 2006 and 2005. As of December 31, 2007, the outstanding pre-tax unaccreted adjustment was $56.7 million.

        The fair values of OneBeacon's loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001, Sirius International's loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004, and Stockbridge Insurance Company's loss and LAE reserves and related recoverables acquired on December 22, 2006 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined below), Sirius International and Stockbridge Insurance Company and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's, Sirius International's and Stockbridge Insurance Company's historical loss data. The resulting discount was reduced by the "price" for bearing the uncertainty inherent in OneBeacon's, Sirius International's and Stockbridge Insurance Company's net loss reserves in order to estimate fair value. This was approximately 11%, 12% and 2% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, Sirius International and Stockbridge Insurance Company, respectively, which is believed to be reflective of the cost OneBeacon, Sirius International and Stockbridge Insurance Company would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

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

        During 2005, White Mountains Re completed a detailed, ground-up asbestos exposure study. Comparing estimates generated by the study to Folksamerica exposed limits by underwriting year led to an increase of approximately $50 million in IBNR for asbestos during the third quarter of 2005.

        During the fourth quarter of 2007, White Mountains Re completed another detailed ground-up asbestos exposure study and reviewed environmental reserves relative to industry benchmarks. This study was an update to the analysis first performed in 2005. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to Folksamerica through reinsurance contracts as of June 30, 2007. This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to Folksamerica as well as a review of historical public filings. The resulting exposure from this analysis was compared against Folksamerica's reinsurance contract layers to derive an estimated expected loss. In addition, White Mountains Re analyzed a significant sample of all other insureds that had reported losses of less than $250,000 and extrapolated the sample findings to the entire population.

        In addition, Folksamerica has received notices of claims from a number of other insureds with reported loss amounts that have not exceeded the attachment points of reinsurance contracts written by Folksamerica. Based on the claims activity related to those insureds since the 2005 study, White Mountains Re estimated the future impact of these insureds to its exposure as well as the impact of future claims from insureds that have not reported any claims to date.

        In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of all these estimates resulted in an increase of $51.6 million in IBNR for asbestos losses and LAE.

        White Mountains Re reviewed Folksamerica's exposure to environmental losses using industry benchmarks known as "survival ratios". The survival ratio, computed as a company's reserves divided by the average of its last three years' net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels. This analysis led to an increase of $11 million in IBNR for environmental losses in the fourth quarter of 2007. White Mountains Re's A&E three year survival ratio was approximately 13 years and 8 years at December 31, 2007 and 2006, respectively.

        Immediately prior to White Mountains' acquisition of OneBeacon, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 49% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

        As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2007. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2007. Net losses paid totaled approximately $986.0 million as of December 31, 2007, with $139.0 million paid in 2007. Asbestos payments during 2007 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon's estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404.0 million that OneBeacon estimates remained at December 31, 2007.

        White Mountains' reserves for A&E losses at December 31, 2007 represent management's best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

        The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains' other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2007, 2006 and 2005, respectively:

OneBeacon

	Year Ended December 31,
Net A&E Loss Reserve Activity	2007			2006			2005
Millions	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
Asbestos:
Beginning balance	$1,227.6	$766.6	$6.8	$1,323.4	$845.9	$7.4	$868.9	$599.2	$8.5
Incurred losses and LAE	14.7	—	—	(4.0)	(1.6)	—	544.8	307.5	—
Paid losses and LAE	(86.4)	(66.9)	.4	(91.8)	(77.7)	(.6)	(90.3)	(60.8)	(1.1)

Ending balance	1,155.9	699.7	7.2	1,227.6	766.6	6.8	1,323.4	845.9	7.4

Environmental:
Beginning balance	678.0	394.6	10.6	729.7	421.5	6.5	513.0	408.4	10.2
Incurred losses and LAE	(18.3)	—	—	(8.6)	(7.8)	—	265.7	42.7	2.0
Paid losses and LAE	(82.6)	(52.1)	(4.6)	(43.1)	(19.1)	4.1	(49.0)	(29.6)	(5.7)

Ending balance	577.1	342.5	6.0	678.0	394.6	10.6	729.7	421.5	6.5

Total asbestos and environmental:
Beginning balance	1,905.6	1,161.2	17.4	2,053.1	1,267.4	13.9	1,381.9	1,007.6	18.7
Incurred losses and LAE	(3.6)	—	—	(12.6)	(9.4)	—	810.5	350.2	2.0
Paid losses and LAE	(169.0)	(119.0)	(4.2)	(134.9)	(96.8)	3.5	(139.3)	(90.4)	(6.8)

Ending balance	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4	$2,053.1	$1,267.4	$13.9

(1)
Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re

	Year Ended December 31,
Net A&E Loss Reserve Activity	2007		2006		2005
Millions
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$135.6	$101.2	$147.7	$109.1	$68.1	$59.3
Incoming (Outgoing) asbestos reserves due to Sirius America acquisition/divestiture	—	—	(3.3)	(.9)	—	—
Incoming asbestos reserves due to Mutual Service Casualty acquisition	—	—	1.3	1.0	—	—
Incurred losses and LAE	58.6	51.6	(.3)	(.1)	91.3	62.0
Paid losses and LAE	(12.3)	(10.7)	(9.8)	(7.9)	(11.7)	(12.2)

Ending balance	181.9	142.1	135.6	101.2	147.7	109.1

Environmental:
Beginning balance	15.8	11.1	13.5	8.3	21.9	15.7
Incoming (Outgoing) environmental reserves due to Sirius America acquisition/divestiture	—	—	(1.5)	(.9)	—	—
Incoming environmental reserves due to Mutual Service Casualty acquisition	—	—	5.2	4.4	—	—
Incurred losses and LAE	12.9	11.6	(.8)	(.2)	(3.6)	(3.4)
Paid losses and LAE	(2.0)	(1.7)	(.6)	(.5)	(4.8)	(4.0)

Ending balance	26.7	21.0	15.8	11.1	13.5	8.3

Total asbestos and environmental:
Beginning balance	151.4	112.3	161.2	117.4	90.0	75.0
Incoming (Outgoing) A&E reserves due to Sirius America acquisition/divestiture	—	—	(4.8)	(1.8)	—	—
Incoming A&E reserves due to Mutual Service Casualty acquisition	—	—	6.5	5.4	—	—
Incurred losses and LAE	71.5	63.2	(1.1)	(.3)	87.7	58.6
Paid losses and LAE	(14.3)	(12.4)	(10.4)	(8.4)	(16.5)	(16.2)

Ending balance	$208.6	$163.1	$151.4	$112.3	$161.2	$117.4

Other operations

	Year Ended December 31,
Net A&E Loss Reserve Activity(1)	2007		2006		2005
Millions
	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$48.4	$47.1	$45.8	$44.7	$37.5	$36.5
Incurred losses and LAE	(21.7)	(20.6)	5.6	3.8	11.9	9.7
Paid losses and LAE	(6.3)	(6.3)	(3.0)	(1.4)	(3.6)	(1.5)

Ending balance	20.4	20.2	48.4	47.1	45.8	44.7

Environmental:
Beginning balance	9.1	9.1	10.1	9.7	6.9	6.8
Incurred losses and LAE	(1.9)	(2.0)	(0.6)	(0.4)	4.1	3.3
Paid losses and LAE	(1.1)	(1.1)	(0.4)	(0.2)	(.9)	(.4)

Ending balance	6.1	6.0	9.1	9.1	10.1	9.7

Total asbestos and environmental:
Beginning balance	57.5	56.2	55.9	54.4	44.4	43.3
Incurred losses and LAE	(23.6)	(22.6)	5.0	3.4	16.0	13.0
Paid losses and LAE	(7.4)	(7.4)	(3.4)	(1.6)	(4.5)	(1.9)

Ending balance	$26.5	$26.2	$57.5	$56.2	$55.9	$54.4

(1)
The asbestos and environmental reserve activity for White Mountains' other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial. At December 31, 2007, American Centennial had 146 insureds with open asbestos and environmental claims of which 79 related to asbestos claims and 67 related to environmental claims.

NOTE 4. Third Party Reinsurance

        In the normal course of business, White Mountains' insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains' insurance and reinsurance subsidiaries' written and earned premiums and on losses and LAE were as follows:

	Year ended December 31, 2007
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,041.3	$107.4	$773.5	$—	$2,922.2
Assumed	50.6	1,187.9	29.0	—	1,267.5
Ceded	(227.5)	(199.6)	(4.0)	—	(431.1)

Net written premiums	$1,864.4	$1,095.7	$798.5	$—	$3,758.6

Gross earned premiums:
Direct	$2,017.4	$108.2	$736.8	$—	$2,862.4
Assumed	54.6	1,235.2	30.5	—	1,320.3
Ceded	(198.4)	(196.6)	(4.0)	—	(399.0)

Net earned premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7

Losses and LAE:
Direct	$1,172.0	$87.8	$598.2	$2.0	$1,860.0
Assumed	(11.1)	787.5	26.0	(8.6)	793.8
Ceded	(71.1)	(174.3)	(1.8)	(.2)	(247.4)

Net losses and LAE	$1,089.8	$701.0	$622.4	$(6.8)	$2,406.4

	Year ended December 31, 2006
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,028.0	$236.2	$563.5	$—	$2,827.7
Assumed	60.4	1,388.4	36.0	—	1,484.8
Ceded	(130.8)	(334.6)	(3.6)	—	(469.0)

Net written premiums	$1,957.6	$1,290.0	$595.9	$—	$3,843.5

Gross earned premiums:
Direct	$2,007.6	$240.2	$495.3	$—	$2,743.1
Assumed	65.4	1,448.8	35.7	—	1,549.9
Ceded	(129.0)	(447.8)	(3.5)	—	(580.3)

Net earned premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7

Losses and LAE:
Direct	$1,245.1	$132.0	$359.5	$5.6	$1,742.2
Assumed	54.1	1,030.7	25.1	(.1)	1,109.8
Ceded	(118.9)	(278.1)	(.7)	(1.6)	(399.3)

Net losses and LAE	$1,180.3	$884.6	$383.9	$3.9	$2,452.7

	Year ended December 31, 2005
Millions	OneBeacon(1)	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,177.0	$338.0	$320.9	$—	$2,835.9
Assumed	89.6	1,643.3	31.0	1.9	1,765.8
Ceded	(145.5)	(677.2)	(2.8)	(.1)	(825.6)

Net written premiums	$2,121.1	$1,304.1	$349.1	$1.8	$3,776.1

Gross earned premiums:
Direct	$2,175.8	$347.6	$280.1	$—	$2,803.5
Assumed	102.7	1,784.6	29.1	1.9	1,918.3
Ceded	(160.1)	(760.6)	(2.4)	(.1)	(923.2)

Net earned premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6

Losses and LAE:
Direct	$2,220.5	$224.2	$186.2	$13.7	$2,644.6
Assumed	187.0	2,113.9	20.1	1.9	2,322.9
Ceded	(1,006.0)	(1,100.2)	(.1)	(3.0)	(2,109.3)

Net losses and LAE	$1,401.5	$1,237.9	$206.2	$12.6	$2,858.2

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

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by hurricanes, earthquakes, wildfires and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon uses models to estimate the losses its exposures would generate under various scenarios as well as the probability of those losses occurring. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

        OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2007, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2008. The program provides coverage for all of OneBeacon's property business including automobile physical damage, as well as terrorism coverage for non-Terrorism Act (as defined below) events (excluding nuclear, biological, chemical and radiological). Under the program, the first $150 million of losses resulting from a single catastrophe are retained by OneBeacon and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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

        In December of 2007, the United States government extended the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the Federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "backstop", primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $170 million in 2008. The aggregate industry retention level is $27.5 billion in 2008. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2008 up to a total of $100 billion.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from "certified" events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear biological or chemical means. The program also covers personal and commercial property losses resulting from "non-certified" events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

        OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where it deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either "certified" or "non-certified" terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon's predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2007, OneBeacon has ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. Through December 31, 2007 $986.4 million of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables.

        The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2007, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be immaterial.

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

Top Reinsurers (Millions)	Balance at December 31, 2007	% of Total	A.M. Best Rating(1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$2,074.6	78.2%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company)	57.7	2.2%	A++
Munich Re America (formerly Amer Re)	48.7	1.8%	A+
Liberty Mutual and subsidiaries(3)	29.9	1.1%	A
Swiss Re	24.4	.9%	A+

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings). Ratings are as of December 31, 2007.

(2)
Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $320.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated "A" or better by A.M. Best.

(3)
At December 31, 2007, OneBeacon had assumed balances payable and expenses payable of approximately $28.8 million under its renewal rights agreement with Liberty Mutual Insurance Group ("Liberty Mutual"), which expired on October 31, 2003. In the event of a Liberty Mutual insolvency, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

White Mountains Re

        For the three years ended December 31, 2007, the majority of White Mountains Re's reinsurance protection was provided through Folksamerica's quota share retrocessional arrangements with Olympus and Helicon Reinsurance Company, Ltd. ("Helicon") and through excess of loss protection purchased by Sirius International to cover Sirius International's property catastrophe and aviation exposures. These reinsurance protections are designed to increase White Mountains Re's underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, catastrophe events.

        Folksamerica ceded 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property to Olympus and Helicon with each sharing approximately 55% and 45%, respectively. Folksamerica ceded 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property to Olympus and Helicon, with each sharing approximately 56% and 44%, respectively. Folksamerica ceded up to 75% of substantially all of its 2005 underwriting year short-tailed excess of loss business, mainly property and marine, and 50% of its 2005 underwriting year proportional property business and Sirius International ceded 25% of its 2005 underwriting year short-tailed proportional and excess of loss business to Olympus. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon. Folksamerica did not renew the quota share arrangements with Olympus and Helicon for 2008. Helicon was acquired by White Mountains Re on January 7, 2008. Olympus will continue to be responsible to pay losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007.

        White Mountains Re is also entitled to receive a profit commission with respect to the profitability of the business recommended to Olympus and Helicon. However, this profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one year carryover to future years. As a result of the Gulf Coast hurricanes and several other significant loss events during 2005, Olympus recorded substantial net underwriting losses. Accordingly, White Mountains Re did not record a profit commission from Olympus or Helicon during 2007, 2006 or 2005 and does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

        At December 31, 2007 and 2006, White Mountains Re had $226.8 million and $655.0 million of reinsurance recoverables from Olympus. White Mountains Re's reinsurance recoverables from Olympus recorded as of December 31, 2007, are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

        In 2000, Folksamerica purchased a reinsurance contract from Imagine Re (the "Imagine Cover") to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with SFAS 113, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2007 and 2006, Folksamerica's reinsurance recoverables included $163.6 million and $186.9 million recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with Folksamerica as the beneficiary of invested assets in a trust, with funds held, or through a letter of credit. As of December 31, 2003, the entire $115.0 million limit available under this contract had been fully utilized. At December 31, 2007 and 2006, Folksamerica had recorded $25.5 million and $29.3 million in deferred gains related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $3.9 million, $7.5 million and $5.7 million of such deferred gains during 2007, 2006 and 2005.

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

Top Reinsurers (Millions)	Balance at December 31, 2007	% of Total	A.M. Best Rating(2)	% Collateralized
Olympus(1)(3)	$226.8	27%	NR-4	100%
Imagine Re(1)	163.6	19%	A-	100%
General Re	94.7	11%	A++	1%
London Life(1)	93.1	11%	A	100%
St. Paul Travelers Group	59.4	7%	A+	—%

(1)
Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.

(2)
A.M. Best ratings as detailed above are: "NR-4" (Not rated per company request), "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings), "A" (Excellent, which is the third highest of fifteen ratings), "A-"(Excellent, which is the fourth highest of fifteen ratings). Ratings are as of December 31, 2007.

(3)
Gross of amounts due to Olympus under its indemnity agreement with Folksamerica Holdings.

NOTE 5. Investment Securities

        White Mountains' net investment income is comprised primarily of interest income associated with White Mountains' fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
Millions
	2007	2006	2005
Investment income:
Fixed maturity investments	$398.4	$339.0	$330.4
Short-term investments	72.6	63.3	51.7
Common equity securities	24.3	29.8	54.5
Other	46.1	14.7	67.9
Convertible fixed maturity investments	7.7	2.6	1.7

Total investment income	549.1	449.4	506.2
Less investment expenses	(16.1)	(13.9)	(14.7)

Net investment income, pre-tax	$533.0	$435.5	$491.5

        During the first quarter of 2005, Montpelier Re declared a special dividend of $5.50 per share, payable to holders of both its common shares and warrants to acquire its common shares. White Mountains recorded pre-tax investment income of $74.1 million in the first quarter for this special dividend, of which $34.7 million (relating to its common share investment) was included in net investment income from common equity securities and $39.4 million (relating to its warrant investment) was included in net investment income from other investments. For the year ended December 31, 2006, White Mountains also recorded an aggregate of $3.6 million in pre-tax investment income from Montpelier Re's regular quarterly dividend.

        The composition of realized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions
	2007	2006	2005
Fixed maturity investments	$14.8	$10.3	$51.2
Common equity securities	123.1	142.0	94.6
Other investments	111.9	90.0	(40.7)
Convertible fixed maturity investments	13.4	30.4	7.5

Net realized investment gains, pre-tax	263.2	272.7	112.6
Income taxes attributable to realized investment gains and losses	(85.8)	(74.1)	(54.2)

Net realized investment gains, after-tax	$177.4	$198.6	$58.4

        Net realized gains from common equity securities include gains of $.4 million, $5.5 million and losses of $54.8 million on Montpelier Re common shares for 2007, 2006, and 2005. Net realized gains (losses) from other investments include $2.5 million, $.7 million, and $110.3 million on Montpelier Re warrants for 2007, 2006 and 2005 and investment gains of $23.3 million, $6.2 million, and $10.5 million for 2007, 2006, and 2005 on its Symetra warrants.

        White Mountains recognized gross realized investment gains of $350.9 million, $344.4 million and $356.3 million and gross realized investment losses of $87.7 million, $71.7 million and $243.7 million on sales of investment securities during 2007, 2006 and 2005. Of the $243.7 million in losses realized during 2005, $110.3 million related to the Company's investment in Montpelier Re warrants, $54.8 million of other-than-temporary impairment related to White Mountains' investment in Montpelier Re common shares and $11.4 million of foreign exchange losses.

        On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares for total proceeds of $65 million and recognized an after tax loss of $1.8 million.

        The following table summarizes the carrying value of White Mountains' investment in Montpelier Re as of December 31, 2007 and December 31, 2006:

	As of December 31, 2007			As of December 31, 2006
Millions	Shares	Carrying Value	Fair Value	Shares	Carrying Value	Fair Value
Montpelier Re
Common shares	—	$—	$—	.9	$17.0	$17.0
Warrants to acquire common shares	—	—	—	7.2	49.9	49.9

Total	—	$—	$—	8.1	$66.9	$66.9

        As of December 31, 2007 and 2006, White Mountains reported $46.4 million and $66.8 million in accounts payable on unsettled investment purchases and $201.1 million and $8.5 million in accounts receivable on unsettled investment sales.

        The components of White Mountains' change in unrealized investment gains, after-tax, as recorded on the statements of income and comprehensive income were as follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Net change in pre-tax unrealized gains (losses) for investment securities held	$214.6	$219.5	$(25.1)
Net change in pre-tax unrealized gains (losses) from investments in unconsolidated affiliates	(2.2)	(32.1)	(45.3)

Net change in pre-tax unrealized investment gains (losses) for investments held	212.4	187.4	(70.4)
Income taxes attributable to investments held	(73.5)	(66.8)	19.6

Net change in unrealized gains (losses) for investments held, after-tax	138.9	120.6	(50.8)

Recognition of pre-tax net unrealized gains for investments sold	(204.8)	(217.8)	(190.1)
Income taxes attributable to investments sold	77.7	61.8	58.7

Recognition of net unrealized gains for investments sold, after-tax	(127.1)	(156.0)	(131.4)

Change in net unrealized investment gains (losses), after-tax	11.8	(35.4)	(182.2)
Change in net unrealized foreign currency gains (losses) on investments, after-tax	31.9	77.6	(39.5)
Net realized investment gains, after-tax	177.4	198.6	58.4

Total investment gains (losses) recorded during the period, after-tax	$221.1	$240.8	$(163.3)

        The components of White Mountains' ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates were as follows:

	December 31,
Millions
	2007	2006
Investment securities:
Gross unrealized investment gains	$396.8	$353.6
Gross unrealized investment losses	(85.7)	(52.2)

Net unrealized gains from investment securities	311.1	301.4
Net unrealized gains (losses) from investments in unconsolidated affiliates	(1.9)	.3

Total net unrealized investment gains, before tax	309.2	301.7
Income taxes attributable to such gains	(99.0)	(103.2)
Minority interest	(3.2)	(4.5)

Total net unrealized investment gains, after-tax	$207.0	$194.0

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' fixed maturity available-for-sale investments as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,250.9	$30.5	$(1.7)	$—	$1,279.7
Debt securities issued by industrial corporations	2,095.8	30.7	(31.1)	35.3	2,130.7
Municipal obligations	11.9	.5	—	—	12.4
Mortgage-backed and asset-backed securities	2,882.6	21.4	(7.3)	1.9	2,898.6
Foreign government obligations	792.3	2.6	(5.2)	86.6	876.3
Preferred stocks	159.5	8.2	(2.3)	8.4	173.8

Total fixed maturity investments	$7,193.0	$93.9	$(47.6)	$132.2	$7,371.5

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$1,702.3	$8.1	$(11.4)	$—	$1,699.0
Debt securities issued by industrial corporations	1,939.2	20.2	(23.6)	25.1	1,960.9
Municipal obligations	15.5	.5	—	—	16.0
Mortgage-backed and asset-backed securities	2,957.7	9.3	(8.0)	2.6	2,961.6
Foreign government obligations	657.2	2.1	(6.1)	55.2	708.4
Preferred stocks	105.1	16.8	(.4)	7.9	129.4

Total fixed maturity investments	$7,377.0	$57.0	$(49.5)	$90.8	$7,475.3

        The trust account investments comprise $305.5 million of fixed maturity investments and $.1 million of short-term investments, classified as held-to-maturity. The carrying value, gross unrealized investment gains and losses, and estimated fair values of these investments as of December 31, 2007 and December 31, 2006, were as follows:

	December 31, 2007
Millions	Carrying value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated fair value
U.S. Government obligation—fixed maturities	$305.5	$1.4	$—	$—	$306.9
U.S. Government obligations—short-term	$.1	$—	$—	$—	$.1

Total trust account investments	$305.6	$1.4	$—	$—	$307.0

	December 31, 2006
Millions	Carrying value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated fair value
U.S. Government obligations—fixed maturities	$305.0	$—	$(1.0)	$—	$304.0
U.S. Government obligations—short-term	$33.9	$—	$—	$—	$33.9

Total trust account investments	$338.9	$—	$(1.0)	$—	$337.9

        The cost or amortized cost and carrying value of White Mountains' fixed maturity available-for-sale investments and convertible bonds, at December 31, 2007 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. All of White Mountains' held-to-maturity trust account investments mature within one year.

	December 31, 2007
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$627.5	$665.4
Due after one year through five years	2,951.2	3,056.5
Due after five years through ten years	487.0	504.1
Due after ten years	575.8	563.7
Mortgage-backed and asset-backed securities	2,882.6	2,898.6
Preferred stocks	159.5	173.8

Total	$7,683.6	$7,862.1

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains' common equity securities and other investments as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,333.9	$234.8	$(34.8)	$16.8	$1,550.7
Other investments	$539.2	$68.1	$(3.3)	$(.7)	$603.3

	December 31, 2006
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$972.0	$237.2	$(1.3)	$4.7	$1,212.6
Other investments	$467.1	$59.1	$(1.4)	$—	$524.8

        White Mountains' consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $321.7 million and $352.7 million as of December 31, 2007 and 2006.

        Sales and maturities of investments, excluding short-term investments, totaled $8,435.8 million, $6,236.4 million and $6,963.9 million for the years ended December 31, 2007, 2006 and 2005. There were no non-cash exchanges or involuntary sales of investment securities during 2007, 2006 or 2005.

        The Company participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. The Company receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of the Company's securities on loan at December 31, 2007 was $642.7 million with corresponding collateral of $661.6 million.

Impairment

        White Mountains' portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities and are classified as available for sale. At December 31, 2007, approximately 99% of White Mountains' fixed maturity investments received an investment grade rating from Standard & Poor's or from Moody's Investor Services if a given security was unrated by Standard & Poor's. White Mountains expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by White Mountains are publicly traded, and as such are considered to be liquid.

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per share but serve to reduce comprehensive net income, shareholders' equity and tangible book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income, shareholders' equity and tangible book value but serve to reduce net income and earnings per share. For the year ended December 31, 2007, White Mountains experienced $18.6 million in other-than-temporary impairment charges, principally comprised of $5.6 million from an investment in the common stock of Centennial Bank Holdings, Inc. and $4.9 million from a fixed maturity investment in CIT Group Inc. For the year ended December 31, 2006, $6.7 million worth of impairments were taken. During the year ended December 31, 2005, White Mountains experienced $58.4 million in pre-tax other-than-temporary impairment charges due primarily to a $54.8 million write-down of its Montpelier investment. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. White Mountains' original cost of this investment was $105.4 million which was subsequently increased by $65.3 million in equity in earnings recorded by White Mountains from 2001 to 2004, the period in which it accounted for the investment under the equity method of accounting. The impairment charge represented the difference between White Mountains' GAAP cost of $170.7 million and the investment's fair value of $115.9 million at December 31, 2005.

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

        The following table presents an analysis of the continuous periods during which White Mountains has held investment positions which were carried at an unrealized loss as of December 31, 2007 (excluding short-term investments):

	December 31, 2007
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	171	83	186	440
Market value	$1,148.7	$631.7	$1,025.4	$2,805.8
Amortized cost	$1,165.6	$649.0	$1,038.8	$2,853.4
Unrealized loss	$(16.9)	$(17.3)	$(13.4)	$(47.6)

Common equity securities:
Number of positions	276	71	3	350
Market value	$289.1	$23.3	$1.0	$313.4
Amortized cost	$319.8	$27.3	$1.1	$348.2
Unrealized loss	$(30.7)	$(4.0)	$(.1)	$(34.8)

Other investments:
Number of positions	7	1	1	9
Market value	$33.4	$4.1	$.3	$37.8
Amortized cost	$36.3	$4.4	$.4	$41.1
Unrealized loss	$(2.9)	$(.3)	$(.1)	$(3.3)

Total:
Number of positions	454	155	190	799
Market value	$1,471.2	$659.1	$1,026.7	$3,157.0
Amortized cost	$1,521.7	$680.7	$1,040.3	$3,242.7
Unrealized loss	$(50.5)	$(21.6)	$(13.6)	$(85.7)

% of total gross unrealized losses	58.9%	25.2%	15.9%	100.0%

        White Mountains believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. White Mountains views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should White Mountains determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. White Mountains also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near-term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At December 31, 2007, White Mountains' investment portfolio did not include any investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 6. Debt

        White Mountains' debt outstanding as of December 31, 2007 and 2006 consisted of the following:

	December 31,
Millions
	2007	2006
Fund American Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.1)	(1.3)

Fund American Senior Notes, carrying value	698.9	698.7

WMRe Senior Notes, at face value	400.0	—
Unamortized original issue discount	(1.1)	—

WMRe Senior Notes, carrying value	398.9	—

WTM Bank Facility(1)	—	320.0
Fund American Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note(2)	36.3	27.2
Atlantic Specialty Note	18.0	20.0

Total debt	$1,192.9	$1,106.7

(1)
The $320.0 million outstanding on December 31, 2006 was under White Mountains' previous credit facility, which was refinanced in June 2007 (See below).

(2)
The increase of $9.1 million in the adjustable Sierra Note is the result of a dollar-for-dollar decrease in prior year loss reserves (See Note 3).

        A schedule of contractual repayments of White Mountains' debt as of December 31, 2007 follows:

Millions	December 31, 2007
Due in one year or less	$2.1
Due in two to three years	41.8
Due in four to five years	5.7
Due after five years	1,145.5

Total	$1,195.1

Fund American Senior Notes

        In May 2003, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Fund American Senior Notes"). The Fund American Senior Notes bear an annual interest rate of 5.9%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Pursuant to the offering of the Fund American Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the Fund American Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the Fund American Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the Fund American Senior Notes. If White Mountains' voting interest in OneBeacon Ltd.'s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains' obligations under its guarantee. In the event that White Mountains' guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

        Fund American incurred $7.3 million in expenses related to the issuance of the Fund American Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Fund American Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Fund American Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

        At December 31, 2007, White Mountains was in compliance with all of the covenants under the Fund American Senior Notes.

WMRe Senior Notes

        On March 19, 2007, WMRe Group issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% (the "WMRe Senior Notes") for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

        White Mountains Re deferred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which are being recognized into interest expense over the life of the WMRe Senior Notes.

        In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At December 31, 2007, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.3 million.

        Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum. White Mountains recorded $20.2 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the year ended December 31, 2007.

        At December 31, 2007, White Mountains was in compliance with all of the covenants under the WMRe Senior Notes.

Bank Facilities

        The net proceeds from the WMRe Senior Notes were distributed to White Mountains and were used in part to repay the $320 million in outstanding borrowings on White Mountains' revolving credit facility. In accordance with the mandatory commitment reduction provision in the credit facility at the time, following the issuance of the WMRe Senior Notes the revolving credit facility commitment was reduced from $500 million to $304 million.

        During the second quarter of 2007, White Mountains replaced its existing credit facility with a new $475 million revolving credit facility that matures in June 2012 (the "WTM Bank Facility"). This new facility removed WMRe Group as co-borrower and co-guarantor, added certain intermediate holding companies of White Mountains as co-guarantors and amended and/or removed certain financial and other covenants. As of December 31, 2007, the WTM Bank Facility was undrawn.

        In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011 (the "Fund American Bank Facility"). All borrowings under this facility are guaranteed by OneBeacon Ltd. As of December 31, 2007, the Fund American Bank Facility was undrawn.

        At December 31, 2007, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the Fund American Bank Facility.

Mortgage Note

        In December 2005, OneBeacon entered into a $40.8 million, 18-year mortgage note, which has a variable interest rate based upon the lender's 30-day LIBOR rate, to purchase land and its U.S. headquarters building in Canton, Massachusetts. As of December 31, 2007, OneBeacon had drawn down the entire $40.8 million available under the mortgage note. Repayment will commence on January 31, 2009.

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. Changes in the fair value of the interest rate swap, which was a $1.1 million loss, after tax and net of minority interest, for the year ended December 31, 2007, is reported as a component of other comprehensive income.

Sierra Note

        In connection with its acquisition of the Sierra Group on March 31, 2004, Folksamerica Holdings entered into a $62.0 million purchase note (the "Sierra Note"), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note has been reduced by $25.7 million as a result of adverse development on the acquired reserves and run-off of unearned premium, which includes $22.8 million of adverse development which occurred during 2005 and $9.1 million of favorable development occurring in 2007. Interest accrues on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and is payable at its maturity.

Atlantic Specialty Note

        In connection with its acquisition of Atlantic Specialty on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2.0 million of principal on the notes per year, with the first payment being made on January 1, 2007. The note accrues interest at a rate of 5.2%, except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

Interest

        Total interest expense incurred by White Mountains for its indebtedness was $73.0 million, $50.1 million and $44.5 million in 2007, 2006 and 2005. Total interest paid by White Mountains for its indebtedness was $62.5 million, $47.5 million and $44.7 million in 2007, 2006 and 2005.

NOTE 7. Income Taxes

        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        The total income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
Millions
	2007	2006	2005
Current tax provision (benefit):
Federal	$105.0	$29.8	$(30.0)
State	.6	(1.8)	(1.0)
Non-U.S.	39.8	18.3	39.3

Total current tax provision	145.4	46.3	8.3

Deferred tax provision (benefit):
Federal	47.5	(2.2)	60.6
State	—	—	—
Non-U.S.	17.6	54.8	(32.4)

Total deferred tax provision (benefit)	65.1	52.6	28.2

Total income tax provision	$210.5	$98.9	$36.5

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains' deferred tax assets and liabilities follows:

	December 31,
Millions
	2007	2006
Deferred income tax assets related to:
Discounting of loss reserves	$152.7	$155.7
Net unearned insurance and reinsurance premiums	82.9	83.8
U.S. net operating loss and tax credit carryforwards	75.6	67.2
Non-U.S. net operating losses and tax credit carryforwards	56.9	53.5
Incentive compensation	55.9	90.9
Olympus reimbursement	48.0	48.0
Deferred compensation	41.8	31.0
Deferred gain on reinsurance contract	19.6	20.9
Fixed assets	9.2	9.6
Accrued interest	7.1	18.9
Pension and benefit accruals	3.4	11.0
Allowance for doubtful accounts	2.8	2.8
Involuntary pool and guaranty fund accruals	1.7	4.5
Other items	20.4	22.5

Total gross deferred income tax assets	$578.0	$620.3
Less valuation allowance	(59.2)	(67.7)

Total net deferred income tax assets	$518.8	$552.6

Deferred income tax liabilities related to:
Safety reserve	$397.8	$350.8
Net unrealized investment gains	99.0	103.2
Deferred acquisition costs	93.7	89.6
Foreign currency translation on investments	13.0	4.9
Investment basis differences	11.4	11.3
Purchase accounting	8.4	14.8
Other items	12.1	13.5

Total deferred income tax liabilities	$635.4	$588.1

Net deferred tax asset (liability)	$(116.6)	$(35.5)

        At December 31, 2007 and 2006, the total net deferred tax asset related to U.S. operations is $236.6 million and $276.0 million respectively. At December 31, 2007 and 2006, the total net deferred tax liability for non-U.S. operations is $353.2 million and $311.5 million respectively.

        At December 31, 2007 and 2006, a valuation allowance of $45.4 million and $54.8 million, respectively, was recorded for certain assets applicable to Scandinavian Re (those relating to loss reserve discounting and net operating loss carryforwards). The Company believes that it is more likely than not that these assets will not be realized and has therefore established a full valuation allowance against them. The change in the valuation allowance from 2006 to 2007 primarily relates to the current year reduction in loss reserve discounting of $(7.1) million and the net effect of operating loss carryforwards that were either utilized or expired in 2007 of $(4.5) million.

        At December 31, 2007 and 2006, a valuation allowance of $13.8 million and $12.9 million, respectively, was established for net deferred tax assets of consolidated insurance reciprocals which file separate consolidated tax returns.

        The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances (net of valuation allowance) carried at December 31, 2007 and 2006.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company's worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year Ended December 31,
Millions
	2007	2006	2005
Tax provision at the U.S. statutory rate	$238.5	$255.4	$102.6
Differences in taxes resulting from:
Interest expense—dividends and accretion on preferred stock	22.9	20.5	18.3
Withholding tax	18.7	6.4	(2.3)
Purchase price adjustments	3.1	—	(8.0)
Change in valuation allowance	2.5	.2	(9.2)
Tax reserve adjustments	(.4)	(15.6)	3.5
Tax exempt interest and dividends	(4.2)	(20.3)	(3.2)
Non-U.S. earnings, net of foreign taxes	(74.1)	(147.2)	(66.2)
Other, net	3.5	(.5)	1.0

Total income tax provision on pre-tax earnings	$210.5	$98.9	$36.5

        The non-U.S. component of pre-tax earnings was $324.8 million, $629.7 million and $247.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007, there were U.S. net operating loss carryforwards of approximately $168.6 million available which will begin to expire in 2011. Included in these tax losses are losses of $43.1 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are net operating losses of $23.3 million related to the insurance reciprocals which file separate consolidated tax returns. There were $38.7 million of net operating loss carryforwards available to reduce Swedish taxable income relating to Scandinavian Re. These net operating loss carryforwards expire as follows: $14.9 million in 2008, $23 million in 2009 and $.8 million in 2010. However, on January 30, 2008, Scandinavian Re, which is a Bermuda entity, was sold to another White Mountains entity and its income will no longer will be subject to Swedish tax. Therefore, its deferred tax assets and valuation allowance related to Swedish income taxes will be eliminated going forward.

        At December 31, 2007, there were foreign tax credit carryforwards available of approximately $16.5 million, of which $11.9 million of the credit will expire in 2010. The remaining credit will expire between 2014-2017.

        On January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainy in Income Taxes ("FIN 48"). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured. In connection with the adoption of FIN 48, the Company has recognized a $.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions
Balance at January 1, 2007	$70.6
Additions for tax positions related to the current year	1.1
Additions for tax positions of prior years	13.1

Balance at December 31, 2007	$84.8

        If recognized, $70.0 million would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2007, are $14.8 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2007 the Company recognized $1.6 million in interest expense, net of federal benefit. The balance of accrued interest at December 31, 2007 is $5.5 million, net of federal benefit.

        With few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003. In 2007, the Swedish Tax Agency concluded an income tax audit of the Company's Swedish subsidiaries income tax returns for 2004 and 2005 resulting in an insignificant adjustment. The

Internal Revenue Service (IRS) commenced an examination of certain of the Company's U.S. subsidiaries' income tax returns for 2003 and 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008. As of December 31, 2007 the IRS has not proposed any significant adjustments to taxable income. Due to the uncertainty of the outcome of the on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

        Net income tax payments to (receipts from) national governments (primarily the United States) totaled $150.0 million, $(5.3) million and $(14.6) million for the years ended December 31, 2007, 2006 and 2005.

NOTE 8. Weather Contracts

        For the years ended December 31, 2007 and 2006, Galileo recognized $2.0 million and $2.1 million of net losses on its weather and weather contingent derivatives portfolio, excluding unamortized deferred gains of $2.9 million and $4.7 million, respectively. The fair values of Galileo's risk management products are subject to change in the near-term and reflect management's best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management's judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.

        Galileo's weather risk management contracts are summarized in the following table:

	Year Ended December 31,
Millions
	2007		2006
Net liability for weather derivative contracts beginning balance	$12.1	(1)	$—
Net consideration received during the year for new contracts	12.5		12.6
Net payments made on contracts settled during the year	(8.7)		(2.6)
Net decrease in fair value on settled and unsettled contracts	2.0		2.1

Net liability for weather derivative contracts ending balance	$17.9	(2)	$12.1	(1)

(1)
Amount includes $4.7 million in unamortized deferred gains.

(2)
Amount includes $2.9 million in unamortized deferred gains.

        The following table summarizes the maturity of contracts outstanding as of December 31, 2007:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net liability for contracts actively quoted	$4.2	$—	$—	$—	$4.2
Net liability for contracts using internal pricing models	6.1	7.6	—	—	13.7

Total net liability for weather contracts outstanding	$10.3	$7.6	$—	$—	$17.9	(1)

(1)
Amount includes $2.9 million in unamortized deferred gains.

NOTE 9. Variable Annuity Reinsurance

        White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

        At December 31, 2007 and 2006, the liability recorded for the variable annuity benefit guarantees which is included in other liabilities, was $12.7 million and $(13.8) million, respectively of which $.4 million and $.1 million, respectively, were life insurance liabilities.

        At December 31, 2007 and 2006, the fair value of WM Life Re's derivative contracts was $43.7 million and $21.2 million, which are included in other assets. For the years ended December 31, 2007 and 2006, WM Life Re had losses from derivatives of $.7 million and $15.7 million.

        At December 31, 2007 WM Life Re had $8.5 million of cash and $5.0 million of securities deposited as collateral with counterparties. At December 31, 2006 WM Life Re had $2.2 million of cash and $7.7 million of securities deposited as collateral with counterparties.

NOTE 10. Earnings per share

        Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares ("Restricted Shares"). Diluted earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company's computation of earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share numerators (in millions):
Income before extraordinary item	$407.4	$651.8	$290.1
Extraordinary item—excess of fair value of acquired net assets over cost	—	21.4	—

Net income	$407.4	$673.2	$290.1

Diluted earnings per share numerators (in millions):
Income before extraordinary item	$407.4	$651.8	$290.1
Other effects on diluted earnings(1)	—	—	(3.5)

Income before extraordinary item	$407.4	$651.8	$286.6

Extraordinary item—excess of fair value of acquired net assets over cost	—	21.4	—

Adjusted net income	$407.4	$673.2	$286.6

Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,784	10,780	10,774
Average unvested Restricted Shares	(52)	(11)	(13)

Basic earnings per share denominator	10,732	10,769	10,761

Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,784	10,780	10,774
Average unvested Restricted Shares(2)	(46)	—	(13)
Average outstanding dilutive options to acquire common shares(3)	13	23	33

Diluted earnings per share denominator	10,751	10,803	10,794

Basic earnings per share (in dollars):
Income before extraordinary item	$37.96	$60.52	$26.96
Extraordinary item—excess of fair value of acquired net assets over cost	—	1.99	—

Net income	$37.96	62.51	$26.96

Diluted earnings per share (in dollars):
Income before extraordinary item	$37.89	$60.33	$26.56
Extraordinary item—excess of fair value of acquired net assets over cost	—	1.99	—

Net income	$37.89	$62.32	$26.56

(1)
The diluted earnings per share numerator for the year ended December 31, 2005 has been adjusted to exclude an income statement credit associated with outstanding options to acquire common shares (see footnote 3 below).

(2)
Restricted Shares outstanding vest either upon a stated date or upon the occurrence of a specified event. See Note 12. In accordance with FAS No. 123(R), the diluted earnings per share denominator is reduced by the number of Restricted Shares that represent the unamortized compensation cost at December 31, 2007. Such amounts are computed using the treasury stock method.

(3)
The diluted earnings per share denominator for the year ended December 31, 2007 includes 18,720 common shares issuable upon exercise of incentive options at an average strike price of $162.90 per common share. The diluted earnings per share denominator for the year ended December 31, 2006 includes 32,596 common shares at an average strike price of $154.05 per common share. The diluted earnings per share denominator for the year ended December 31, 2005 includes 42,910 common shares at an average strike price of $145.33 per common share. The non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented. (See Note 12).

NOTE 11. Retirement and Postretirement Plans

        OneBeacon sponsors a qualified and a non-qualified, non-contributory, defined benefit pension plan covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan, the "Qualified Plan" and a OneBeacon non-qualified pension plan, the "Non-qualified Plan" (collectively the "Plans"). OneBeacon's pension plans were curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation.

        The benefits for the Plans are based primarily on years of service and employees' pay through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon's funding policy is consistent with the funding requirements of Federal laws and regulations.

        In addition to the defined benefit plans, OneBeacon had a contributory postretirement benefit plan which provided medical and life insurance benefits to pensioners and survivors. OneBeacon's funding policy was to make contributions to the plan that were necessary to cover its current obligations.

        In the fourth quarter of 2005, OneBeacon settled its postretirement benefit obligation through the funding of an independent trust to provide benefits for covered participants in the amount of $31.2 million. Upon completing the funding of the independent trust, OneBeacon terminated the postretirement benefit plan. OneBeacon's settlement of its postretirement benefit obligation and termination of the plan resulted in recognition of a $53.6 million gain. As a result of settling and terminating the postretirement benefit plan, disclosure of obligations and funded status as well as various assumptions is not applicable.

        On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company ("Hartford Life"). In accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Qualified Plan's obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income in the third quarter of 2007. The remaining Qualified Plan liabilities are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon.

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plan benefits at December 31, 2007 and 2006:

Obligations and Funded Status

	Pension Benefits
Millions
	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$534.1	$507.3
Service cost	2.1	2.6
Interest cost	16.7	27.7
Settlement gain	(398.5)	—
Special termination benefit cost	1.8	1.6
Assumption changes	(4.8)	36.9
Actuarial loss	1.6	3.3
Benefits and expenses paid, net of participant contributions	(28.4)	(42.2)
Benefits paid directly by OneBeacon	(3.0)	(3.1)

Projected benefit obligation at end of year	$121.6	$534.1

Change in plan assets:
Fair value of plan assets at beginning of year	$532.7	$488.0
Actual return on plan assets	39.7	83.4
Benefits and expenses paid, net of participant contributions	(28.4)	(42.2)
Settlement gain	(398.5)	—
Other adjustments	—	3.5

Fair value of plan assets at end of year	$145.5	$532.7

Funded status at end of year	$23.9	$(1.4)

        The funded status of the consolidated pension plans at December 31, 2007 was $23.9 million, which represents an over-funding of $51.8 million related to the Qualified Plan and an under-funding of $27.9 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.2 million in irrevocable rabbi trusts for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

        Amounts recognized in the financial statements consist of:

	Pension Benefits
Millions
	2007	2006
Prepaid benefit cost recorded in other assets	$51.8	$27.4
Accrued benefit cost recorded in other liabilities	(27.9)	(28.8)

Net amount accrued in the financial statements	$23.9	$(1.4)

        Because the Plans have been curtailed, the accumulated benefit obligation is equal to the projected benefit obligation. The accumulated benefit obligation and projected benefit obligation for the Qualified Plan at December 31, 2007 and 2006 was $93.6 million and $505.3 million. The accumulated benefit obligation and projected benefit obligation for the Non-qualified Plan at December 31, 2007 and 2006 was $27.9 million and $28.8 million. The fair value of the plan assets for the Qualified Plan at December 31, 2007 and 2006 was $145.5 million and $532.7 million. The Non-qualified Plan did not hold any assets at December 31, 2007 and 2006.

        At December 31, 2006, White Mountains adopted FAS 158 and accordingly recognized the funded status of OneBeacon's defined benefit plans upon adoption. The following summarizes the incremental effect of adoption on individual line items in the statement of financial position:

Millions	Before Adoption of FAS 158	Adjustments	After Adoption of FAS 158
Prepaid benefit cost recorded in other assets	$18.6	$8.8	$27.4
Accrued benefit cost recorded in other liabilities	28.8	—	28.8
Deferred federal income taxes	314.6	(3.1)	311.5
Net effect of adoption before adjustment for minority interest	n/a	5.7	n/a
Minority interest	604.8	(1.6)	603.2
Accumulated other comprehensive income	227.7	4.1	231.8

Total shareholders' equity	$4,451.2	$4.1	$4,455.3

        The components of net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions
	2007	2006	2005	2007	2006	2005
Service cost	$2.1	$2.6	$1.1	$—	$—	$.1
Interest cost	16.7	27.7	28.5	—	—	2.8
Expected return on plan assets	(17.7)	(30.6)	(30.6)	—	—	—
Amortization of prior service benefit	—	—	—	—	—	(4.1)
Amortization of unrecognized loss	.3	.3	.1	—	—	—

Net periodic pension cost (income) before settlements, curtailments and special termination benefits	1.4	—	(.9)	—	—	(1.2)
Settlement gain	(25.6)	—	—	—	—	—
Special termination benefits expense(1)	1.8	1.6	2.8	—	—	—

Total net periodic benefit cost (income)	$(22.4)	$1.6	$(1.9)	$—	$—	$(1.2)

(1)
Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

Assumptions

        The weighted average discount rate used to determine benefit obligations at December 31, 2007 and 2006 was:

	Pension Benefits
	2007	2006
Discount rate	5.750%	5.027%

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007 and 2006 were:

	Pension Benefits
	2007	2006
Discount rate	5.096%	5.500%
Expected long-term rate of return on plan assets	5.400%	6.500%

        OneBeacon's discount rate assumptions used to account for the Qualified and Non-qualified Plans reflect the rates at which the benefit obligations could be effectively settled. For 2006, these rates were determined based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries, as well quotes on insurance company annuity contracts. For 2007, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and quotes on insurance company annuity contracts, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at both December 31, 2007 and 2006 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

Plan Assets

        OneBeacon's pension plans weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	Plan Assets at December 31,
Asset Category
	2007	2006
Fixed maturity investments	19%	32%
Common equity securities	24%	42%
Convertible securities	50%	20%
Cash and short-term investments	7%	6%

Total	100%	100%

        The majority of the plans' assets are invested by WM Advisors, a subsidiary of White Mountains. The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

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

Cash Flows

        OneBeacon does not expect to make a contribution to its pension plans in 2008. OneBeacon expects to pay $2.8 million of benefit payments in 2008 related to the non-qualified pension plan, for which OneBeacon has established assets held in rabbi trusts.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2008	$5.3
2009	5.8
2010	6.2
2011	6.7
2012	7.1
2013–2017	$41.2

Other Benefit Plans

        OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of up to six percent of salary (subject to Federal limits on allowable contributions in a given year). Total expense for the plan was $3.7 million, $4.9 million and $4.7 million in 2007, 2006 and 2005, respectively. Following the curtailment of the OneBeacon Pension Plan and effective January 1, 2003, OneBeacon replaced its defined benefit pension plan with an employee stock ownership plan. OneBeacon had a post-employment benefit liability of $9.0 million and $9.6 million related to its long-term disability plan at December 31, 2007 and 2006.

NOTE 12. Employee Share-Based Incentive Compensation Plans

        White Mountains' share-based incentive compensation plans are designed with one goal in mind, maximization of shareholder value over long periods of time. White Mountains believes that this goal is best pursued by utilizing a pay-for-performance program for its key employees that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements (such as base salary, pensions and employee benefits). To that end, the Company's Compensation Committee has established base salaries and target annual bonuses for key employees that tend to be lower than those paid by other property and casualty (re)insurers, while granting the bulk of target compensation as long-term, share-based incentive compensation.

        White Mountains expenses all its share-based compensation. As a result, White Mountains' calculation of its owners' returns includes the expense of all outstanding share-based compensation awards. See Note 1 for a summary of White Mountains' accounting policies regarding its share-based compensation plans.

Incentive Compensation Plans

        White Mountains' Long-Term Incentive Plan (the "Incentive Plan") provides for granting various types of share-based and non share-based incentive awards to key employees of the Company and certain of its subsidiaries. The Incentive Plan was adopted by the Board, was approved by the Company's sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003 and 2005. Share-based incentive awards that may be granted under the plan include performance shares, Restricted Shares, Incentive Options and Non-qualified Stock Options ("Non-Qualified Options"). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, awards vest, subject to the attainment of pre-specified performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

        The OneBeacon Long-Term Incentive Plan (the "OneBeacon Incentive Plan") provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares, Restricted Shares, Incentive Options and Non-Qualified Options. In February 2007, all of the outstanding performance shares granted under the Incentive Plan that were held by OneBeacon employees were replaced with an equivalent value of performance shares from the OneBeacon Incentive Plan whose value is based upon the market price of an underlying OneBeacon Ltd. common share ("OB Performance Shares").

        Certain of White Mountains' subsidiary incentive plans, consisting of the OneBeacon Phantom White Mountains Share Plan, the White Mountains Re Performance Plan, the Folksamerica Performance Plan and the Esurance Performance Plan, provide for granting phantom White Mountains performance shares (the "Phantom Share Plans") to certain key employees of OneBeacon, White Mountains Re, Folksamerica and Esurance. The performance goals for full payment of performance shares issued under these plans are identical to those of the Incentive Plan. Performance shares earned under the Phantom Share Plans are payable solely in cash or by deferral into certain non-qualified compensation plans of White Mountains.

        In addition, the Company offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon, Folksamerica and Esurance (the "401(k) Plans") offer its participants the ability to invest their balances in several different investment options, including the Company's common shares. OneBeacon's employee stock ownership plan ("ESOP") is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base (or $97,500 with respect to 2007). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution up to an additional 6% of their salary, up to the applicable Social Security wage base, contingent upon OneBeacon's performance.

Performance Shares

        White Mountains' share-based compensation expense consists primarily of performance share expense. Performance shares are designed to reward company-wide performance. The level of payout ranges from zero to two times the number of shares initially granted, depending on the Company's financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.

        The principal performance measure used for determining performance share payouts is after-tax growth in the Company's intrinsic business value per share. The Compensation Committee historically has considered the growth in intrinsic business value per share to be based on the growth of economic value per share (which is weighted 50%), growth in tangible book value per share (which is weighted 25%) and growth in market value per share (which is weighted 25%), all inclusive of dividends. Economic value is calculated by adjusting the GAAP book value per share for differences between the GAAP carrying values of certain assets and liabilities and the Company's estimate of their underlying economic values (such as for the time value discount in loss reserves).

        The following summarizes performance share activity for the years ended December 31, 2007, 2006 and 2005 for performance shares granted under the Incentive Plan and Phantom Share Plans:

	Year Ended December 31,
	2007			2006			2005
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense		Target Performance Shares Outstanding	Accrued Expense		Target Performance Shares Outstanding	Accrued Expense
Beginning of period	185,363	$102.4		183,031	$100.5		368,646	$340.0
Payments and deferrals	(63,300)	(56.0	)(1)	(64,100)	(57.0	)(2)	(212,611)	(234.5	)(3)
New awards	55,173	—		71,185	—		84,617	—
Forfeitures and cancellations	(17,684)	(4.6)		(4,753)	(2.7)		(57,621)	(27.1)
Transfers out(4)	(12,810)	(4.4)		—	—		—	—
Expense recognized	—	9.9		—	61.6		—	22.1

Ending December 31,	146,742	$47.3		185,363	$102.4		183,031	$100.5

(1)
Performance share payments in 2007 for the 2004-2006 performance cycle range from 145% to 186% of target.

(2)
Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.

(3)
Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 160% to 180% of target.

(4)
In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OB performance shares issued under the OneBeacon Long-Term Incentive Plan

        If 100% of the outstanding performance shares had been vested on December 31, 2007, the total additional compensation cost to be recognized would have been $30.4 million, based on current accrual factors (common share price and payout assumptions).

        All performance shares earned for the 2004-2006, 2003-2005, and 2002-2004 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

  Performance shares granted under the Incentive Plan

        The following summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at December 31, 2007 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005-2007	40,530	$12.5
2006-2008	49,918	24.4
2007-2009	46,811	8.4

Sub-total	137,259	45.3
Assumed forfeitures	(3,432)	(1.1)

Total at December 31, 2007	133,827	$44.2

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

  Phantom Performance Shares granted under Phantom Share Plans

        The following summarizes performance shares outstanding and accrued expense for awards made under the Phantom Share Plans at December 31, 2007 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005-2007	3,567	$.9
2006-2008	2,139.9
2007-2009	7,540	1.4

Sub-total	13,246	3.2
Assumed forfeitures	(331)	(.1)

Total at December 31, 2007	12,915	$3.1

        The targeted performance goal for full payment of outstanding performance shares granted under the Phantom Share Plans is a 13% growth in intrinsic business value per share. Growth of 6% or less would result in a payout of 0% and growth of 20% or more would result in a payout of 200%.

Restricted Shares

        At December 31, 2007, 2006 and 2005, the Company had 54,000, 10,000 and 13,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards under the WTM Incentive Plan for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of year	10,000	$.3	13,000	$1.9	15,000	$4.2
Granted	54,000	31.0	—	—	—	—
Vested	(10,000)	—	(3,000)	—	(1,000)	—
Forfeited	—	—	—	—	(1,000)	(0.3)
Expense recognized	—	(4.6)	—	(1.6)	—	(2.0)

Non-vested at end of year	54,000	$26.7	10,000	$.3	13,000	$1.9

        During the first quarter of 2007, White Mountains made the following grants of Restricted Shares to the Company's Chairman and CEO: (1) 35,000 Restricted Shares that vest in equal annual installments over five years, and (2) 15,000 Restricted Shares that vest in the event of a change in control of the Company before January 20, 2012. During the first quarter of 2007, White Mountains also awarded 4,000 Restricted Shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period. Of the unrecognized compensation cost at December 31, 2007, $18.1 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million is expected to be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the common shares lapse.

        On January 1, 2006, White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders' equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption of FAS 123R.

Stock Options

  Non-Qualified Options

        In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company's Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates each year by 5% less the annual regular dividend rate (the "Escalator"). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% plus the expected annual regular dividend rate at the date of grant less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. The Company recognized $5.1 million of expense for the year ended December 31, 2007 associated with its Non-Qualified Options.

  Incentive Options

        At December 31, 2007, 2006 and 2005, the Company had 9,900, 29,550 and 34,280 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company's underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

        The following summarizes the Company's Incentive Option activity for the years ended December 31, 2007, 2006 and 2005:

	Year ending December 31,
Millions, except share and per share amounts
	2007	2006	2005
Opening balance—outstanding Options	29,550	34,280	46,530
Forfeited	(8,100)	(1,200)	(4,500)
Exercised	(11,550)	(3,530)	(7,750)

Ending balance—outstanding Options	9,900	29,550	34,280

Opening balance—exercisable Options	11,550	9,080	10,530
Vested	3,300	6,000	6,300
Exercised	(11,550)	(3,530)	(7,750)

Ending balance—exercisable Options	3,300	11,550	9,080

Intrinsic value of Options exercised	$4.7	$1.5	$3.4
Exercise price—beginning of year	$158.21	$149.25	$140.80
Exercise price—end of year	$167.70	$158.21	$149.25
Compensation expense (income)	$—	$—	$(3.5)

        The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at December 31, 2007 was $3.4 million and $1.1 million. The Incentive Options expire in February 2010. White Mountains expects approximately 3,300 Incentive Options to become exercisable in 2008 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

  OB Performance Shares

        The following summarizes activity for the year ended December 31, 2007 for OB Performance Shares granted under the OB Incentive Plan:

	December 31, 2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	—	$—
Payments and deferrals	—	—
New awards	934,131	—
Forfeitures and cancellations	(158,638)	(.2)
Transfers from the WTM Incentive Plan(1)	288,197	4.4
Expense recognized	—	5.1

Ending December 31,	1,063,690	$9.3

    (1)
    In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OB Performance Shares issued under the OneBeacon Long-Term Incentive Plan.

        If 100% of the outstanding OB Performance Shares had been vested on December 31, 2007, the total additional compensation cost to be recognized would have been $11.7 million, based on December 31, 2007 accrual factors (common share price and payout assumptions).

        The following summarizes OB Performance Shares outstanding awarded under the OB Incentive Plan at December 31, 2007 for each performance cycle:

Millions, except share amounts	Target OB Performance Shares Outstanding	Accrued Expense
Performance cycle:
2005-2007	122,859	$1.8
2006-2008	141,522	1.9
2007-2009	826,395	5.8

Sub-total	1,090,776	9.5
Assumed forfeitures	(27,086)	(.2)

Total at December 31, 2007	1,063,690	$9.3

  Non-Qualified Options

        In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The Non-Qualified Options have a $30.00 strike price and vest in equal installments on each of the third, fourth and fifth anniversaries of the date of issuance and have a 5 1/2 year term. The grant date fair value of each Non-Qualified Option award was estimated using a Black-Scholes option pricing model with an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5 1/2 years. As of December 31, 2007 and 2006, there are 1,324,306 and 1,420,000 options outstanding. For the year ended December 31, 2007 and 2006, OneBeacon Ltd. recognized $1.2 million and $.2 million of expense associated with its Non-Qualified Options.

Share-Based Compensation Under Qualified Retirement Plans

        In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan. As of December 31, 2007 and 2006, the plans owned less than 1% of either of the Company's or OneBeacon Ltd.'s total common shares outstanding.

        The variable contribution amounts earned by eligible participants of the ESOP constituted approximately 6%, 6% and 3% of salary for the years ended 2007, 2006 and 2005. OneBeacon recorded $15.4 million, $15.5 million and $7.8 million in compensation expense to pay benefits and allocate common shares to participant's accounts for the years ended 2007, 2006 and 2005. The contributions made to the ESOP with respect to the year ended 2005 were made with the Company's common shares and the contributions made to the ESOP with respect to the years ended 2007 and 2006 were made with either the Company's or OneBeacon Ltd.'s common shares, dependent on the employer.

NOTE 13. Mandatorily Redeemable Preferred Stock of Subsidiaries

        White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries that fall within the scope of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and are considered noncontrolling interests under FASB Staff Position No. 150-3. Accordingly, White Mountains classifies these instruments as liabilities and has recorded them at their historical carrying values. All dividends and accretion on White Mountains' mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2007, 2006 and 2005, White Mountains recorded $65.4 million, $58.6 million and $52.4 million as interest expense on preferred stock.

Berkshire Preferred Stock

        As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the "Berkshire Preferred Stock"), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values, in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The difference between the redemption value and the amount initially recorded for the Berkshire Preferred Stock will be accreted through the income statement as interest expense. Through December 31, 2007, the carrying value of the Berkshire Preferred Stock had been accreted up to $278.4 million. During each of the years ended December 31, 2007, 2006 and 2005, White Mountains declared and paid dividends of $28.3 million on the Berkshire Preferred Stock. During the years ended December 31, 2007, 2006 and 2005, White Mountains recorded $36.1 million, $28.3 million and $22.1 million of accretion charges related to the Berkshire Preferred Stock.

Zenith Preferred Stock

        Also as part of the financing for the OneBeacon Acquisition, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). White Mountains' exercised its option to redeem the Zenith Preferred Stock on June 30, 2007. During 2007, 2006 and 2005, White Mountains declared and paid dividends of $1.0 million, $2.0 million and $2.0 million on the Zenith Preferred Stock.

Economic Defeasance

        In connection with the OneBeacon Offering, White Mountains established two irrevocable grantor trusts to economically defease the Berkshire Preferred Stock and the Zenith Preferred Stock. The assets of each trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock and the $20 million liquidation preference of the Zenith Preferred Stock. Concurrently with the closing of the OneBeacon Offering, White Mountains funded the trusts with cash that was used to purchase a portfolio of fixed maturity securities issued by the U.S. government or government-sponsored enterprises. The scheduled interest and principal payments of the portfolio of fixed maturity securities in each trust is sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, including the mandatory redemption of the Berkshire Preferred Stock in May 2008. In connection with the redemption of the Zenith Preferred Stock on June 30, 2007, the investments in the related trust were liquidated and the proceeds used for the redemption. As of December 31, 2007, the carrying value of the investments held in trust was $305.6 million.

NOTE 14. Common Shareholders' Equity

Common shares repurchased and retired

        On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141.2 million, in a transaction with an institutional investor. In November 2007, 8,500 shares were repurchased for $4.5 million from another institutional investor. These transactions were the first repurchases under the previously announced share repurchase plan authorized by White Mountains' Board of Directors on November 17, 2006. There are 709,159 shares remaining for future share repurchases under the plan. During 2006 and 2005, the Company did not repurchase any common shares. In addition, during 2007, 2006 and 2005 the Company repurchased 4,465, 0, and 316 outstanding Restricted Shares held by certain key employees who were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries (See Note 12). During 2005, the Company cancelled and retired 1,000 Restricted Shares that were forfeited by a former employee. In conformance with Bermuda law, the Company retires all common shares it repurchases.

Common shares issued

        During 2007, the Company issued a total of 66,125 common shares, which consisted of 11,550 shares issued in satisfaction of Options exercised and 54,000 Restricted Shares issued to key management personnel, and 575 shares issued to directors of the Company. During 2006, the Company issued a total of 3,530 common shares, which consisted of shares issued in satisfaction of Options exercised. During 2005, the Company issued a total of 7,750 common shares, which consisted of shares issued in satisfaction of Options exercised.

Dividends on common shares

        During 2007, 2006 and 2005, the Company declared and paid cash dividends totalling $86.2 million (or $8.00 per common share).

NOTE 15. Statutory Capital and Surplus

        White Mountains' insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2007, White Mountains' active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's consolidated combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2007 and 2006, was $1,920.9 million and $2,013.1 million. OneBeacon's consolidated combined statutory net income for the years ended December 31, 2007, 2006 and 2005 was $335.2 million, $372.0 million and $212.7 million. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2007 was in excess of the minimum requirements of relevant state insurance regulations.

        Folksamerica's policyholders' surplus, as reported to various regulatory authorities as of December 31, 2007 and 2006, was $926.6 million and $1,153.3 million. Folksamerica's statutory net income (loss) for the years ended December 31, 2007, 2006 and 2005 was $62.9 million, $46.9 million and $(81.7) million. The principal differences between Folksamerica's statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Folksamerica's statutory policyholders' surplus at December 31, 2007 was in excess of the minimum requirements of relevant state insurance regulations.

        In accordance with Swedish regulations, Sirius International holds restricted reserves of $1,023.0 million, which represents 72% of untaxed reserves, as a component of Swedish statutory shareholders' equity. These restricted reserves cannot be paid as dividends. Sirius International's regulatory capital at December 31, 2007 was $1.6 billion.

        WMRe (Bermuda) is subject to regulation and supervision by the Bermuda Monetary Authority ("BMA"). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2007, WMRe (Bermuda) had statutory capital and surplus of $767.8 million, which was in excess of the minimum requirements of the BMA.

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

  OneBeacon:

        During the year ended December 31, 2007, OneBeacon Ltd. paid $83.7 million of dividends to its common shareholders, $60.3 million of which was paid to an immediate holding company of White Mountains.

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based upon 2007 statutory net income OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay approximately $346.1 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2007, OneBeacon's top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds.

        In addition, as of December 31, 2007, OneBeacon had approximately $380.0 million of net unrestricted cash, fixed maturity and equity investments outside of its regulated insurance operating subsidiaries. During 2007, OneBeacon paid $393.9 million of dividends to Fund American.

        Fund American's ability to declare or pay dividends is limited by the terms of the Berkshire Preferred Stock. Fund American may not, under certain circumstances, declare or pay any dividend or distribution without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock.

  White Mountains Re:

        Folksamerica has the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2007 statutory surplus of $926.6 million, Folksamerica would have the ability to pay approximately $92.7 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2007, Folksamerica had $69.0 million of earned surplus.

        Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its earnings to the Safety Reserve (see "Safety Reserve" below). As of December 31, 2007, Sirius International had $52.0 million of unrestricted statutory surplus, which is available for distribution in 2008. Based on its 2007 results, Sirius International would have the ability to declare and pay additional dividends (on top of the $52.0 million noted above) of up to $60.0 million in 2008 without regulatory approval, if it elects not to allocate its related pre-tax earnings to the Safety Reserve.

        In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes. In early 2008, Sirius International will transfer approximately $33.0 million of its 2007 pre-tax income to its parent company.

        During 2007, White Mountains Re increased the capital of WMRe (Bermuda), as Sirius International first contributed $136.0 million to WMRe (Bermuda), and then White Mountains Re extracted WMRe (Bermuda) from Sirius International and contributed the net proceeds of its May 2007 Preference Share issuance, or approximately $246 million, to WMRe (Bermuda). Additionally, during the fourth quarter of 2007, Folksamerica redeemed $285.0 million of its common shares, after receiving approval from the Insurance Department of the State of New York, $250.0 million of these proceeds were used to further capitalize WMRe (Bermuda). As of December 31, 2007, WMRe (Bermuda)'s capital was $776.5 million.

        WMRe (Bermuda) has the ability to declare and pay dividends of up to $103.1 million in 2008 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements.

        WMRUS has the ability to distribute its 2008 earnings without restriction. At December 31, 2007, WMRUS had $1.8 million of unrestricted cash. During 2007, WMRUS paid $8.0 million of cash dividends to its immediate parent.

        In addition, as of December 31, 2007, White Mountains Re and its intermediate holding companies had an additional $57.8 million of net unrestricted cash and fixed maturity investments outside of Folksamerica, Sirius International, WMRE (Bermuda), and WMRUS. During 2007, White Mountains Re paid $392.0 million of cash dividends from the net proceeds of the WMRe Senior Notes and distributed its $54.0 million investment in Symetra warrants to its immediate parent during the first quarter 2007. White Mountains Re paid an additional $20.0 million of dividends to its immediate parent during 2007.

  Esurance:

        Generally, Esurance's regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2007 statutory net income, Esurance's top tier regulated insurance operating subsidiary has the ability to pay $2.7 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, Esurance's top tier regulated insurance operating subsidiary had $30.3 million of unassigned funds.

        In addition, as of December 31, 2007, Esurance had $.4 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2007, Esurance did not pay any cash dividends to its immediate parent.

  Other operations:

        As of December 31, 2007, White Mountains had $461.8 million of net unrestricted cash, fixed maturity and equity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

        In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.4 billion at December 31, 2007. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($397.8 million at December 31, 2007) is included in solvency capital.

NOTE 16. Segment Information

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

        OneBeacon's business comprises three major lines of business: specialty, commercial and personal. OneBeacon's specialty lines are a collection of niche insurance business lines including specialty liability products, marine insurance, tuition reimbursement, professional liability and accident & health products. OneBeacon's commercial lines provide property and liability insurance products including multi-peril, auto, workers compensation, general liability umbrella, property and inland marine products to small and middle market businesses. OneBeacon's personal lines underwrite homeowners, personal auto and combination insurance policies. White Mountains Re provides reinsurance coverage for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis. Esurance writes personal auto insurance through its website and select online agents. Other Operations consists of the Company, the Company's intermediate subsidiary holding companies, the consolidated results of the Tuckerman Funds, the International American Group, WM Advisors and White Mountains' investments in Symetra, Delos and Pentelia.

        Significant intercompany transactions among White Mountains' segments have been eliminated herein. Segment information for all prior periods has been restated for the effect of the Reorganization (See Note 1). Financial information for White Mountains' segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2007:
Earned insurance and reinsurance premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7
Net investment income	208.5	210.5	29.6	84.4	533.0
Net realized investment gains	173.7	63.7	4.5	21.3	263.2
Other revenue	17.2	5.0	13.6	118.1	153.9

Total revenues	2,273.0	1,426.0	811.0	223.8	4,733.8

Losses and LAE	1,089.8	701.0	622.4	(6.8)	2,406.4
Insurance and reinsurance acquisition expenses	318.9	255.0	202.7	—	776.6
Other underwriting expenses	329.4	118.5	58.4	2.7	509.0
General and administrative expenses	9.8	26.2	.2	164.3	200.5
Accretion of fair value adjustment to loss and LAE reserves	16.0	5.4	—	—	21.4
Interest expense on debt	45.2	23.2	—	4.6	73.0
Interest expense—dividends and accretion on preferred stock	65.4	—	—	—	65.4

Total expenses	1,874.5	1,129.3	883.7	164.8	4,052.3

Pretax income (loss)	$398.5	$296.7	$(72.7)	$59.0	$681.5

Year ended December 31, 2006:
Earned insurance and reinsurance premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7
Net investment income	187.6	182.7	18.4	46.8	435.5
Net realized investment gains	156.4	59.0	6.9	50.4	272.7
Gain on sale of shares through initial public offering of OneBeacon Ltd.	—	—	—	171.3	171.3
Other revenue	38.8	47.8	7.4	108.0	202.0

Total revenues	2,326.8	1,530.7	560.2	376.5	4,794.2

Losses and LAE	1,180.3	884.6	383.9	3.9	2,452.7
Insurance and reinsurance acquisition expenses	332.3	287.2	135.3	—	754.8
Other underwriting expenses	360.1	94.7	48.8	1.8	505.4
General and administrative expenses	15.3	24.2	.2	178.6	218.3
Accretion of fair value adjustment to loss and LAE reserves	23.0	1.5	—	—	24.5
Interest expense on debt	45.6	1.5	—	3.0	50.1
Interest expense—dividends and accretion on preferred stock	58.6	—	—	—	58.6

Total expenses	2,015.2	1,293.7	568.2	187.3	4,064.4

Pretax income (loss)	$311.6	$237.0	$(8.0)	$189.2	$729.8

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2005:
Earned insurance and reinsurance premiums	$2,118.4	$1,371.6	$306.8	$1.8	$3,798.6
Net investment income	242.4	148.9	9.8	90.4	491.5
Net realized investment gains (losses)	122.8	76.8	2.1	(89.1)	112.6
Other revenue	50.3	33.5	3.0	142.4	229.2

Total revenues	2,533.9	1,630.8	321.7	145.5	4,631.9

Losses and LAE	1,401.5	1,237.9	206.2	12.6	2,858.2
Insurance and reinsurance acquisition expenses	390.7	279.6	90.8	.1	761.2
Other underwriting expenses	278.9	107.0	37.2	1.6	424.7
General and administrative expenses	8.4	12.4	—	128.0	148.8
Accretion of fair value adjustment to loss and LAE reserves	26.0	10.9	—	—	36.9
Interest expense on debt	44.1	.4	—	—	44.5
Interest expense—dividends and accretion on preferred stock	52.4	—	—	—	52.4

Total expenses	2,202.0	1,648.2	334.2	142.3	4,326.7

Pretax income (loss)	$331.9	$(17.4)	$(12.5)	$3.2	$305.2

Selected Balance Sheet Data
Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
December 31, 2007:
Total investments	$5,169.5	$5,170.2	$754.9	$554.4	$11,649.0
Reinsurance recoverable on paid and unpaid losses	2,651.4	842.2	2.2	31.6	3,527.4
Total assets	9,533.9	7,361.6	1,013.0	1,197.1	19,105.6
Loss and LAE reserves	4,480.3	3,252.1	285.2	44.5	8,062.1
Total liabilities	7,627.4	5,132.2	568.0	197.2	13,524.8
Minority interest	—	324.4	—	543.0	867.4
Total common shareholders' equity	1,906.5	1,905.0	445.0	456.9	4,713.4

December 31, 2006:
Total investments	$5,212.2	$4,568.7	$518.8	$1,033.0	$11,332.7
Reinsurance recoverable on paid and unpaid losses	2,875.0	1,269.1	.7	30.3	4,175.1
Total assets	9,866.8	7,344.9	723.6	1,508.4	19,443.7
Loss and LAE reserves	4,837.7	3,708.8	167.4	63.3	8,777.2
Total liabilities	8,089.6	5,239.6	415.1	640.9	14,385.2
Minority interest	—	—	—	603.2	603.2
Total common shareholders' equity	1,777.2	2,105.3	308.5	264.3	4,455.3

        The following tables provide net written premiums and earned insurance premiums for OneBeacon's ongoing businesses and in total for the years ended December 31, 2007, 2006 and 2005:

Millions	Specialty	Personal	Commercial	Total(1)
Twelve Months Ended December 31, 2007:
Net written premiums	$446.2	$690.4	$727.7	$1,864.4
Earned insurance premiums	$436.4	$725.0	$712.0	$1,873.6
Twelve Months Ended December 31, 2006:
Net written premiums	$437.6	$800.6	$718.3	$1,957.6
Earned insurance premiums	$432.3	$822.3	$689.3	$1,944.0
Twelve Months Ended December 31, 2005:
Net written premiums	$548.8	$910.2	$654.4	$2,121.1
Earned insurance premiums	$521.9	$933.7	$654.7	$2,118.4

(1)
Includes results from runoff operations and eliminations between underwriting units.

NOTE 17. Investments in Unconsolidated Affiliates

        White Mountains' investments in unconsolidated affiliates represent operating investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

        As of December 31, 2007, White Mountains owns 24% of Symetra's common shares on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

        The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of January 1, 2005	$267.7	$37.3	$305.0
Equity in earnings of Symetra(1)	28.0	—	28.0
Net unrealized gains from Symetra's equity portfolio	.6	—	.6
Net unrealized gains (losses) from Symetra's fixed maturity portfolio	(32.4)	—	(32.4)
Increase in value of warrants	—	10.5	10.5

Carrying value of investment in Symetra as of December 31, 2005(2)	$263.9	$47.8	$311.7
Equity in earnings of Symetra(1)	26.6	—	26.6
Net unrealized gains from Symetra's equity portfolio	2.7	—	2.7
Dividends	(15.6)	—	(15.6)
Net unrealized gains (losses) from Symetra's fixed maturity portfolio	(28.3)	—	(28.3)
Increase in value of warrants	—	6.2	6.2

Carrying value of investment in Symetra as of December 31, 2006(2)	$249.3	$54.0	$303.3
Equity in earnings of Symetra(1)	31.6	—	31.6
Net unrealized gains from Symetra's equity portfolio and other	(6.9)	—	(6.9)
Dividends	(31.2)	—	(31.2)
Net unrealized gains (losses) from Symetra's fixed maturity portfolio	(1.5)	—	(1.5)
Increase in value of warrants	—	23.3	23.3

Carrying value of investment in Symetra as of December 31, 2007(2)	$241.3	$77.3	$318.6

(1)
Equity in earnings is net of tax of $0.

(2)
Includes equity in net unrealized gains (losses) from Symetra's fixed maturity portfolio at December 31, 2007, 2006 and 2005 of $(5.6) million, $(4.1) million and $24.2 million.

        During 2007 and 2006, White Mountains received cash dividends from Symetra of $31.2 million and $15.6 million on its common share investment which is accounted for as a reduction of White Mountains' investment in Symetra in accordance with equity accounting. During 2007 and 2006, White Mountains also received cash dividends from Symetra of $17.0 million and $8.5 million on its investment in Symetra warrants that was recorded as net investment income.

        The following table summarizes financial information for Symetra as of December 31, 2007 and 2006:

Millions	2007	2006
Symetra balance sheet data:
Total cash and investments	$17,161.6	$17,558.6
Separate account assets	1,181.9	1,233.9
Total assets	19,562.9	20,114.6
Funds held under deposit contracts	15,562.0	15,986.2
Long-term debt	448.6	298.7
Separate account liabilities	1,181.9	1,233.9
Total liabilities	18,277.4	18,787.3
Common shareholders' equity	1,285.1	1,327.3

        The following table summarizes financial information for Symetra for the years ended December 31, 2007, 2006 and 2005:

Millions	2007	2006	2005
Symetra income statement data:
Net premiums earned	$530.6	$525.7	$575.5
Net investment income	973.6	984.9	994.2
Total revenues	1,589.7	1,568.4	1,628.2
Policy benefits	1,019.4	1,030.1	1,138.4
Total expenses	1,340.8	1,324.4	1,436.7
Net income	167.3	159.5	145.5
Comprehensive net income (loss)	155.3	22.4	(30.9)

Pentelia

        In April 2007 White Mountains invested $50 million into Pentelia Limited ("PIL") in exchange for 5.0 million common shares. White Mountains has determined that its investment in PIL is a variable interest entity (see Note 18) but it has determined that it is not the primary beneficiary. The investment is accounted for as an equity method investment. As of December 31, 2007 White Mountains investment in PIL totalled $52.4 million.

        White Mountains also obtained an equity interest of 33% in Pentelia Capital Management ("PCM") for $1.6 million in April 2007. This investment is also accounted for under the equity method. For the year ended December 31, 2007 White Mountains recorded $(.1) million of equity in earnings in PCM. As of December 31, 2007 White Mountains investment in PCM was $1.5 million.

        The following tables summarizes financial information for PIL as of December 31, 2007:

Millions	2007
Pentelia Limited balance sheet data:
Financial assets, at fair value	$274.0
Cash and cash equivalents	118.8
Total assets	495.3
Subscriptions received in advance	92.7
Loan payable	75.0
Total liabilities	188.1
Common shareholders' equity	307.2

MSA

        On October 31, 2006, White Mountains' investment in MSA was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to the MSA Group for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) 4.9%, of the common stock of the MSA Group, which was recorded at an initial carrying value of $24.5 million. These transactions resulted in a net after tax realized gain of $8.5 million.

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

Millions	2007	2006	2005
Amounts recorded by White Mountains under the equity method:
Investment in MSA common stock	$—	$—	$168.0
Equity in earnings from MSA common stock(1)	—	10.3	5.6
Equity in net unrealized investment gains (losses) from MSA's investment portfolio(2)	—	.3	(4.0)

(1)
Equity in earnings amounts are net of taxes of $5.6 million and $3.0 million for the ten months ended October 31, 2006 and the year ended December 31, 2005.

(2)
Recorded directly to shareholders' equity (after-tax) as a component of other comprehensive income.

Delos

        On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $138.8 million in cash (See Note 2). As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos. White Mountains accounts for its investment in Delos under the equity method. For the years ended December 31, 2007 and 2006, White Mountains recorded $1.3 million and $.2 million of equity in earnings from its investment in Delos. White Mountains' investment in Delos at December 31, 2007 and 2006 totalled $33.8 million and $32.2 million.

NOTE 18. Variable Interest Entities

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

        In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, "New Jersey Skylands Insurance"). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. At December 31, 2007 and 2006, consolidated amounts related to New Jersey Skylands Insurance included total assets of $106.0 million and $89.2 million and total liabilities of $124.4 million and $113.7 million. At December 31, 2007, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses to date of $18.4 million.

        In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company, with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together "Houston General Insurance"). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. At December 31, 2007 and 2006, consolidated amounts related to Houston General Insurance included total assets of $163.3 million and $143.5 million and total liabilities of $174.0 million and $148.8 million. At December 31, 2007 the net amount of capital at risk is equal to the surplus note of $23.7 million.

        In 2006, Adirondack AIF, LLC, a wholly owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange ("Adirondack Insurance"), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. At December 31, 2007 and 2006, consolidated amounts related to Adirondack Insurance included total assets of $241.4 million and $124.8 million and total liabilities of $252.9 million and $130.3 million. At December 31, 2007, the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses to date of $11.5 million.

Pentelia

        In 2007, White Mountains has made an investment in Pentelia Investment Ltd. ("PIL"), a corporation that invests in insurance-related investment assets. White Mountains has determined that its investment in PIL is a variable interest entity. However, White Mountains is not the primary beneficiary. White Mountains accounts for its interests in PIL as an equity method investment. White Mountains' exposure to loss is limited to the carrying value of its investment in PIL which was $52.4 million at December 31, 2007.

Prospector Offshore Fund

        White Mountains has determined that the Prospector Offshore Fund, Ltd. ("the Prospector Fund") is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2007 and 2006, White Mountains consolidated total assets of $207.0 million and $211.1 million and total liabilities of $68.8 million and $70.0 million of the Prospector Fund. In addition, at December 31, 2007 and 2006, White Mountains recorded a minority interest liability of $74.4 million and $82.4 million representing the noncontrolling interests in the Prospector Fund. For the years ended December 31, 2007 and 2006, White Mountains recorded $7.1 million and $5.6 million of minority interest expense related to the Fund. At December 31, 2006, the net amount of capital at risk is equal to White Mountains' investment in the Fund of $63.7 million, which represents White Mountains' ownership interest of 46.1% in the Prospector Fund.

Tuckerman LP, I

        White Mountains has determined that Tuckerman Limited Partnership, I ("Tuckerman I") is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman I. At December 31, 2007 and 2006, White Mountains consolidated total assets of $30.7 million and $35.6 million and total liabilities of $19.1 million and $15.1 million of Tuckerman I. In addition, at December 31, 2007 and 2006, White Mountains recorded a minority interest liability of $(.4) million and $3.5 million representing the noncontrolling interests in Tuckerman I. For the years ended December 31, 2007 and 2006, White Mountains recorded $.9 million and $1.9 million of minority interest expense related to Tuckerman I. At December 31, 2007, the net amount of capital at risk is equal to White Mountains' investment in Tuckerman I of $11.1 million, which represents White Mountains' ownership interest of 96.0% in Tuckerman I.

Tuckerman LP, II

        White Mountains has determined that Tuckerman Limited Partnership, II ("Tuckerman II") is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman II. At December 31, 2007 and 2006, White Mountains consolidated total assets of $60.6 million and $65.4 million and total liabilities of $18.9 million and $17.4 million. In addition, at December 31, 2007 and 2006, White Mountains recorded a minority interest liability of $26.2 million and $26.7 million representing the noncontrolling interest in Tuckerman II. For the years ended December 31, 2007 and 2006, White Mountains recorded $3.6 million and $3.6 million of minority interest expense related to Tuckerman II. At December 31, 2007, the net amount of capital at risk is equal to White Mountains' investment in Tuckerman II of $20.7 million, which represents White Mountains' ownership interest of 49.7% in Tuckerman II.

NOTE 19. Fair Value of Financial Instruments

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

        The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Fund American Senior Notes	$703.2	$698.9	$692.7	$698.7
WMRe Senior Notes	398.3	398.9	—	—
WMRe Preference Shares(1)	219.4	250.0	—	—
Berkshire Preferred Stock	307.0	278.3	319.5	242.3
Zenith Preferred Stock	—	—	20.6	20.0

(1)
WMRe Preference Shares are recorded as minority interest.

NOTE 20. Transactions with Related Persons

Prospector

        Mr. John Gillespie, a director of the Company, is the founder and Managing Member of Prospector. Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains (including, prior to its IPO, OneBeacon) and other clients of WM Advisors. Pursuant to an investment management agreement with WM Advisors (the "WMA Agreement"), through March 1, 2006, Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 15 basis points on amounts over $400 million. Effective March 1, 2006, pursuant to an amendment to the WMA Agreement, Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million. At December 31, 2007, Prospector managed approximately $.9 billion of assets for WM Advisors under this arrangement.

        Effective November 14, 2006, in connection with the OneBeacon Offering, OneBeacon entered into a separate investment management agreement with Prospector pursuant to which Prospector supervises and directs specified assets, primarily equity securities. Pursuant to this investment management agreement (the "OneBeacon Agreement"), Prospector charged OneBeacon fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million. At December 31, 2007, Prospector managed approximately $1.6 billion of assets for OneBeacon, including the defined benefit and defined contribution plans, under this arrangement.

        During 2007, Prospector earned $6.7 million in fees pursuant to the WMA Agreement and $5.9 million in fees pursuant to the OneBeacon Agreement.

        Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 9,600 performance shares for the 2008-2010 performance cycle, 8,000 performance shares for the 2007-2009 performance cycle and 8,400 performance shares for the 2006-2008 performance cycle. In accordance with the terms of the Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted. Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million. The Compensation Committee establishes the performance target for such performance shares.

        Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector's funds in return for White Mountains having made a founding investment in 1997. White Mountains earned $.8 million during 2007 under this arrangement.

        At December 31, 2007, White Mountains had $146.8 million invested in limited partnership investment interests managed by Prospector. This total includes $40.2 million of OneBeacon assets. In addition, Messrs. Barrette and Waters, executive officers and directors of the Company, George Gillespie and John Gillespie, directors of the Company, and Mr. Campbell an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Keep-Well

        On November 30, 2004, White Mountains completed a significant corporate reorganization, through which ownership of Folksamerica was transferred to White Mountains Re from Fund American. In order to effect the reorganization, White Mountains and Fund American entered into or amended certain agreements with respect to the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the "Keep-Well"), White Mountains has agreed to return to Fund American up to approximately $1.1 billion, which equals the amount of net assets transferred out of Fund American as a result of the reorganization, if some or all of that amount is required by Fund American to meet its obligations to Berkshire under the Berkshire Preferred Stock. Additionally, the Keep-Well limits the aggregate amount of distributions that White Mountains may make to its shareholders. This distribution limit, which as of December 31, 2007 was $2.4 billion, will increase or decrease by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the agreement. The Keep-Well will expire upon the earlier of when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied or when approximately $1.1 billion has been returned to Fund American.

Other relationships and transactions

        Mr. Berkowitz is the Managing Member of East Lane LLC, Managing Member of the investment adviser to The Fairholme Fund, and Managing Member of Fairholme Ventures II, LLC. On November 21, 2007, the Company repurchased 7,000 of its common shares owned by the Fairholme Fund and 1,500 of its common shares owned by Fairholme Ventures II, LLC, at the price of $500 per share for a total of $4.3 million. This purchase was made in connection with the Company's share repurchase authorization announced in November, 2006. On November 20, 2007, the closing sales price of the Company's common shares was $505.50.

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

        Mr. George Gillespie, a director of the Company, serves as Special Counsel to Cravath, Swaine & Moore LLP ("CS&M"). CS&M has been retained by White Mountains from time to time to perform legal services. During 2006, among other services rendered, CS&M acted as White Mountains' counsel for the OneBeacon Offering.

        WM Advisors currently leases a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the "Gillespie Trusts"). For 2007, the rental payments attributable to Mr. Gillespie's ownership in the building totalled approximately $17,000 and the rental payments attributable to the Gillespie Trusts' ownership in the building totalled approximately $137,000. In addition, WM Advisors sublet a portion of the building it leases from the Gillespie Trusts to Prospector and, for 2007, Prospector paid WM Advisors $52,000.

NOTE 21. Commitments and Contingencies

        White Mountains leases certain office space under noncancellable operating leases that expire on various dates through 2010. Rental expense for all of White Mountains' locations was approximately $54.8 million, $49.1 million and $49.1 million for the years ended December 31, 2007, 2006 and 2005. White Mountains also has various other lease obligations that are immaterial in the aggregate.

        White Mountains' future annual minimum rental payments required under noncancellable leases, which are primarily for office space, are $31.8 million, $25.1 million, $20.0 million and $49.4 million for 2008, 2009, 2010 and 2011 and thereafter, respectively.

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

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2007, the reserve for such assessments totalled $16.6 million.

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

OneBeacon

        In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the "Court") for breach of contract and negligence with respect to agreements with Liberty Mutual (the "Liberty Agreements"). The portion of the contract claim relating to OBIC was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon's claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

        Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts ("USDC") and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual's claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court's confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual's motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

        In January 2005, Liberty Mutual initiated arbitration against OneBeacon (the "ULAE Arbitration") seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the "Reinsurance Arbitration") seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. Arbitration hearings regarding ULAE issues and damages related thereto are scheduled to occur in the second and third quarters of 2008, respectively.

        As of December 31, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Esurance

        On November 29, 2007, Dennis J. Czerwinski filed a lawsuit against Esurance Property and Casualty Insurance Company and Esurance Insurance Company in the U.S. District Court, Eastern District of Wisconsin, Milwaukee Division alleging violations of the Fair Credit Reporting Act ("FCRA") and seeking class certification. Czerwinski alleged that Esurance's accessing of consumer credit reports in connection with prescreened offers of insurance violated the FCRA because the offers allegedly did not qualify as firm offers of insurance. The proposed class consists of all persons in the United States to whom Esurance sent a solicitation in the form of the one mailed to Czerwinski after February 1, 2006 through the date a class is certified. Esurance is disputing the allegations and intends to vigorously defend this action.

NOTE 22. Subsequent Events

Purchase of Helicon

        On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150.2 million. Helicon Re Holdings Ltd., parent of Helicon Reinsurance Company Ltd., had GAAP shareholders' equity of approximately $154.7 million as of December 31, 2007. In 2006 and 2007, Helicon Re provided quota share retrocessional coverage to White Mountains Re. White Mountains Re did not renew the quota share agreement for 2008 and Helicon was put into runoff.

Investment in Answer Financial

        On January 22, 2008, White Mountains acquired 42% of Answer Financial Inc.'s outstanding debt and equity for $30.2 million. Answer Financial is an online personal insurance agency, offering consumers the ability to compare quotes for automobile and homeowners insurance and to purchase coverage from multiple insurance carriers. In conjunction with this transaction, Answer Financial will be completing a restructuring.

OneBeacon Special Dividend

        On January 31, 2008, OneBeacon Ltd. declared a $200.0 million special dividend, of which White Mountains will receive a portion based on its ownership percentage on March 17, 2008. As of December 31, 2007, White Mountains owned 72.9% of OneBeacon Ltd.'s outstanding shares.

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

        We assessed the effectiveness of White Mountains' internal control over financial reporting as of December 31, 2007. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2007.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of White Mountains' internal control over financial reporting as of December 31, 2007 as stated in their report which appears on page F-67.

February 28, 2008
/s/ RAYMOND BARRETTE Chairman and CEO (Principal Executive Officer)	/s/ DAVID T. FOY Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers New York, New York February 29, 2008

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

        Selected quarterly financial data for 2007 and 2006 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2007 Three Months Ended				2006 Three Months Ended
Millions, except per share amounts
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$1,201.7	$1,155.4	$1,210.6	$1,166.1	$1,349.3	$1,186.2	$1,200.9	$1,057.8
Expenses	1,019.8	963.9	1,034.4	1,034.2	1,036.4	957.7	1,129.3	941.0

Pre-tax earnings (loss)	181.9	191.5	176.2	131.9	312.9	228.5	71.6	116.8
Tax benefit (provision)	(59.2)	(64.3)	(55.8)	(31.2)	(32.0)	(69.3)	29.3	(26.9)
Minority interest in consolidated subsidiaries	(23.6)	(24.0)	(26.4)	(19.0)	(10.5)	(2.7)	.1	(2.9)
Equity in earnings of unconsolidated affiliates	2.1	8.2	8.6	10.5	7.5	5.6	14.8	9.0

Income (loss) before extraordinary items	$101.2	$111.4	$102.6	$92.2	$277.9	$162.1	$115.8	$96.0

Income (loss) before extraordinary items per share:
Basic	$9.56	$10.33	$9.51	$8.56	$60.52	$15.05	$10.75	$8.92
Diluted	9.55	10.32	9.49	8.54	60.33	15.01	10.72	8.89

Fully diluted tangible book value per share	$444.47	$435.45	$421.83	$414.61	$406.0	$373.33	$355.16	$352.01

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2007

Millions	Cost	Carrying Value	Fair Value
Fixed maturities(1):
Bonds:
U.S. Government and government agencies and authorities	$1,556.5	$1,585.3	$1,586.7
Corporate bonds and asset-backed securities(2)	4,978.4	5,029.3	5,029.3
States, municipalities and political subdivisions	11.9	12.4	12.4
Convertibles and bonds with warrants attached	484.3	490.6	490.6
Foreign governments	792.3	876.3	876.3
Redeemable preferred stocks	159.5	173.8	173.8

Total fixed maturities	7,982.9	8,167.7	8,169.1

Short-term investments	1,327.3	1,327.3	1,327.3
Common equity securities:
Banks, trust and insurance companies	228.6	238.0	238.0
Public utilities	44.0	61.3	61.3
Industrial, miscellaneous and other	1,061.3	1,251.4	1,251.4

Total common equity securities	1,333.9	1,550.7	1,550.7
Other investments	539.2	603.3	603.3

Total investments	$11,183.3	$11,649.0	$11,650.4

(1)
White Mountains' portfolio of fixed maturity investments held for general investment purposes are classified as available for sale and are reported at fair value at December 31, 2007. White Mountains' portfolio of fixed maturity investments held in the segregated trust account are classified at held to maturity and are reported at amortized cost.

(2)
Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions
	2007	2006
Assets:
Fixed maturity investments, at fair value	$19.0	$194.3
Short-term investments, at amortized cost	5.2	85.6
Other assets	17.5	81.1
Investments in consolidated and unconsolidated affiliates	4,974.5	4,486.2

Total assets	$5,016.2	$4,847.2

Liabilities:
Long-term debt	$—	$320.0
Accounts payable and other liabilities	302.8	71.9

Total liabilities	302.8	391.9
Common shareholders' equity	4,713.4	4,455.3

Total liabilities and common shareholders' equity	$5,016.2	$4,847.2

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions
	2007	2006	2005
Revenues (including realized gains and losses)	$.2	$22.9	$47.1
Expenses	41.7	41.1	1.1

Pre-tax income (loss)	(41.5)	(18.2)	46.0
Income tax benefit (provision)	1.6	(2.6)	(.6)

Net income (loss)	(39.9)	(20.8)	45.4
Earnings from consolidated affiliates	447.3	694.0	244.7

Consolidated net income	407.4	673.2	290.1
Other comprehensive net income items, after-tax	71.9	32.9	(254.1)

Consolidated comprehensive net income	$479.3	$706.1	$36.0

Computation of net income available to common shareholders:
Net income available to common shareholders	$407.4	$673.2	$290.1

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions
	2007	2006	2005
Net income	$407.4	$673.2	$290.1
Charges (credits) to reconcile net income to net cash from operations:
Net realized gains on sales of investments	(8.0)	(8.6)	(8.8)
Undistributed current earnings from subsidiaries	(447.2)	(694.0)	(209.7)
Dividends received from subsidiaries	2.7	—	—
Net Federal income tax receipts	6.8	—	11.1
Net change in other assets and other liabilities	(5.0)	15.4	(64.0)

Net cash (used for) provided from operations	(43.3)	(14.0)	18.7

Cash flows from investing activities:
Net decrease (increase) in short-term investments	80.4	(85.2)	15.8
Purchases of investment securities	(54.9)	(243.2)	(99.3)
Sales and maturities of investment securities	312.9	158.8	149.9
Issuance of debt from (to) subsidiaries(1)	315.0	(448.7)	—
Repayment of debt (to) from subsidiaries(1)	(50.0)	477.3	—
Contributions to subsidiaries(1)	—	(87.5)	—
Net change in unsettled investment purchases and sales	(8.1)	8.1	—

Net cash provided from (used for) investing activities	595.3	(220.4)	66.4

Cash flows from financing activities:
Issuance of debt	—	460.0	—
Repayment of debt	(320.0)	(140.0)	—
Proceeds from issuances of common shares	2.2	.6	1.1
Repurchases and retirement of common shares	(148.0)	—	—
Dividends paid on common shares	(86.2)	(86.2)	(86.2)

Net cash (used for) provided from financing activities	(552.0)	234.4	(85.1)

Net decrease in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

(1)
Contributions and loans to/from subsidiaries, which were previously reported as a financing activity, have been classified as an investing activity beginning in 2007, with conforming changes to 2006.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2007:
OneBeacon	$200.0	$4,480.3	$1,005.9	$—	$1,873.6	$203.3	$1,089.8	$318.9	$329.4	$1,864.4
WM Re	86.5	3,252.1	396.0	—	1,146.8	198.1	701.0	255.0	118.5	1,095.7
Esurance	39.5	285.2	203.3	—	763.3	29.0	622.4	202.7	58.4	798.5
Other insurance operations	—	44.5	—	—	—	3.5	(6.8)	—	2.7	—
December 31, 2006:
OneBeacon	$183.8	$4,837.7	$985.2	$—	$1,944.0	$176.1	$1,180.4	$332.2	$360.1	$1,957.6
WM Re	99.8	3,708.8	431.6	—	1,241.2	182.7	884.6	287.3	94.7	1,290.0
Esurance	36.6	167.5	168.1	—	527.5	18.4	383.9	135.3	48.8	595.9
Other insurance operations	—	63.2	—	—	—	1.0	3.9	—	1.8	—
December 31, 2005:
OneBeacon	$180.1	$5,395.9	$960.3	$—	$2,118.4	$238.1	$1,401.5	$390.7	$278.9	$2,121.1
WM Re	87.2	4,680.3	521.9	—	1,371.6	148.9	1,237.9	279.6	107.0	1,304.1
Esurance	21.1	94.0	99.8	—	306.8	9.8	206.2	90.8	37.2	349.1
Other insurance operations	—	61.0	—	—	1.8	29.4	12.6	.1	1.6	1.8

(1)
The amounts shown exclude net investment income (expense) relating to non-insurance operations of $99.1 million, $48.0 million and $65.3 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE
(Millions)

Column A					Column F
	Column B	Column C	Column D
				Column E	Percentage of amount assumed to net
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies
				Net amount
Years ended:
December 31, 2007:
OneBeacon	$2,016.6	$(198.7)	$55.7	$1,873.6	3.0%
WM Re	108.2	(196.6)	1,235.2	1,146.8	107.7%
Esurance	736.8	(4.0)	30.5	763.3	4.0%
Other insurance operations	—	—	—	—	—%
December 31, 2006:
OneBeacon	$2,007.6	$(129.0)	$65.4	$1,944.0	3.4%
WM Re	240.2	(447.8)	1,448.8	1,241.2	116.7%
Esurance	495.3	(3.5)	35.7	527.5	6.8%
Other insurance operations	—	—	—	—	—%
December 31, 2005:
OneBeacon	$2,175.8	$(160.1)	$102.7	$2,118.4	4.8%
WM Re	347.6	(760.6)	1,784.6	1,371.6	130.1%
Esurance	280.1	(2.4)	29.1	306.8	9.5%
Other insurance operations	—	(.1)	1.9	1.8	105.6%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:
December 31, 2007:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$37.0	$(1.9)	$—	$.3	$35.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	22.9	(1.6)	—	3.2	24.5
December 31, 2006:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$41.6	$(16.9)	$—	$12.3	$37.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	20.7	(4.3)	—	6.5	22.9
December 31, 2005:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$36.9	$5.0	$(4.6)	$4.3	$41.6
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	27.0	1.9	(8.8)	.6	20.7

(1)
Represents net reinstatements (charge-offs) of balances receivables.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS (Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims Adjustment Expenses Incurred Related to
Affiliation with registrant	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	(1) Current Year	(2) Prior Year	Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
OneBeacon:
2007	$200.0	$4,480.3	$395.4	(2)	$1,005.9	$1,873.6	$203.3	$1,138.1	$(48.3)	$318.9	$1,250.1	$1,864.4
2006	183.8	4,837.7	461.2	(2)	985.2	1,944.0	176.1	1,169.0	11.3	332.2	1,553.0	1,957.6
2005	180.1	5,395.9	531.8	(2)	960.3	2,118.4	238.1	1,306.5	95.0	390.7	1,839.8	2,121.1
WM Re:
2007	$86.5	$3,252.1	$34.7	(3)	$396.0	$1,146.8	$198.1	$692.0	$9.1	$255.0	$870.2	$1,095.7
2006	99.8	3,708.8	39.1	(3)	431.6	1,241.2	182.7	666.6	218.0	287.2	1,070.9	1,290.0
2005	87.2	4,680.3	39.5	(3)	521.9	1,371.6	148.9	1,186.8	51.0	279.6	1,229.7	1,304.1
Esurance:
2007	$39.5	$285.2	$—		$203.3	$763.3	$29.0	$592.9	$29.6	$202.7	$506.1	$798.5
2006	36.6	167.5	—		168.1	527.5	18.4	380.9	3.0	135.3	309.6	595.9
2005	21.1	94.0	—		99.8	306.8	9.8	213.9	(7.7)	90.8	175.0	349.1
Other insurance operations:
2007	$—	$44.5	$—		$—	$—	$3.5	$(.2)	$(6.8)	$—	$11.7	$—
2006	—	63.2	—		—	—	1.0	3.9	—	—	4.1	—
2005	—	61.1	—		—	1.8	29.4	—	12.6	.1	6.5	1.8
50%-or-less owned property and casualty investees:(1)
Delos(4):
2007	$3.6	$66.0	$—		$19.5	$15.7	$2.2	$9.9	$—	$.7	$5.8	$25.8
2006	.2	68.2	—		8.8	2.1	.4	1.3	—	—	2.1	.7
MSA(5):
2005	31.2	190.2	—		154.5	233.8	13.6	149.3	18.0	62.8	143.9	240.8

(1)
The amounts shown represent White Mountains' share of its 50% owned unconsolidated property and casualty insurance affiliates.

(2)
The amounts shown represent OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5%,5.3% and 5.0% at December 31, 2007, 2006 and 2005). Also the amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of OneBeacon for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)
The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains' purchase of Sirius during 2004.

(4)
On August 3, 2006 White Mountains acquired an equity interest of approximately 18% in Delos. See Note 2.

(5)
On October 31, 2006 White Mountains restructured its investment in MSA. See Note 2.

QuickLinks

  PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships, Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
WHITE MOUNTAINS INSURANCE GROUP, LTD. Index to Consolidated Financial Statements and Financial Statement Schedules
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
SCHEDULE I
WHITE MOUNTAINS INSURANCE GROUP, LTD. SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES At December 31, 2007
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONDENSED STATEMENTS OF CASH FLOWS
SCHEDULE III
WHITE MOUNTAINS INSURANCE GROUP, LTD. SUPPLEMENTARY INSURANCE INFORMATION (Millions)
  SCHEDULE IV
  SCHEDULE V
  SCHEDULE VI