Form 10-Q
period 2008-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2008-05-02
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of May 1, 2008, 10,570,234 common shares with a par value of $1.00 per share were outstanding (which includes 53,200 restricted  common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share and per share amounts)	2008	2007
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $6,607.7 and $7,193.0)	$6,842.6	$7,371.5
Common equity securities, at fair value (cost: $1,378.5 and $1,333.9)	1,520.7	1,550.7
Short-term investments, at amortized cost (which approximates fair value)	2,372.2	1,327.3
Other investments (cost: $543.9 and $539.2)	642.5	603.3
Convertible fixed maturity investments, at fair value (cost: $473.4 and $484.3)	463.0	490.6
Trust account investments, at amortized cost (fair value $310.9 and $307.0)	309.2	305.6
Total investments	12,150.2	11,649.0
Cash (restricted: $42.4 and $8.5)	229.6	171.3
Reinsurance recoverable on unpaid losses	1,635.3	1,702.9
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,740.0	1,765.0
Reinsurance recoverable on paid losses	88.2	59.5
Insurance and reinsurance premiums receivable	976.2	877.0
Securities lending collateral	481.1	661.6
Funds held by ceding companies	231.7	231.1
Investments in unconsolidated affiliates	362.3	406.3
Deferred acquisition costs	325.9	326.0
Deferred tax asset	253.5	236.6
Ceded unearned premiums	171.9	123.1
Accrued investment income	78.6	83.2
Accounts receivable on unsettled investment sales	35.3	201.1
Other assets	605.0	611.9
Total assets	$19,364.8	$19,105.6
Liabilities
Loss and loss adjustment expense reserves	$8,038.0	$8,062.1
Unearned insurance and reinsurance premiums	1,753.8	1,605.2
Debt	1,666.0	1,192.9
Securities lending payable	481.1	661.6
Deferred tax liability	390.2	353.2
Incentive compensation payable	118.9	224.2
Funds held under reinsurance treaties	98.7	103.0
Ceded reinsurance payable	124.6	124.8
Accounts payable on unsettled investment purchases	106.3	46.4
Other liabilities	864.6	873.1
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	288.9	278.3
Total liabilities	13,931.1	13,524.8
Minority interest - OneBeacon, Ltd.	407.4	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Minority interest - consolidated limited partnerships	97.1	100.2
Total minority interest	754.5	867.4
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,570,234 and 10,553,572 shares	10.6	10.5
Paid-in surplus	1,690.6	1,680.7
Retained earnings	2,837.6	2,718.5
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	—	208.9
Equity in unrealized losses from investments in unconsolidated affiliates	(26.0)	(1.9)
Net unrealized foreign currency translation gains	170.0	99.3
Other	(3.6)	(2.6)
Total common shareholders’ equity	4,679.2	4,713.4
Total liabilities, minority interest and common shareholders’ equity	$19,364.8	$19,105.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2008	2007
Revenues:
Earned insurance and reinsurance premiums	$929.1	$938.0
Net investment income	116.8	118.0
Net realized investment (losses) gains	(13.0)	73.9
Net unrealized investment losses	(105.0)	—
Other revenue	10.0	36.2
Total revenues	937.9	1,166.1
Expenses:
Loss and loss adjustment expenses	638.7	613.3
Insurance and reinsurance acquisition expenses	186.7	192.6
Other underwriting expenses	116.8	137.7
General and administrative expenses	58.2	52.9
Accretion of fair value adjustment to loss and loss adjustment expense reserves	4.2	5.1
Interest expense on debt	19.4	16.8
Interest expense - dividends on preferred stock subject to mandatory redemption	7.1	7.6
Interest expense - accretion on preferred stock subject to mandatory redemption	10.5	8.2
Total expenses	1,041.6	1,034.2
Pre-tax (loss) income	(103.7)	131.9
Income tax benefit (provision)	32.9	(31.2)
(Loss) income before equity in earnings of unconsolidated affiliates, extraordinary item, and minority interest	(70.8)	100.7
Equity in earnings of unconsolidated affiliates	.4	10.5
Excess of fair value of acquired assets over cost	4.2	—
Minority interest	9.4	(19.0)
Net (loss) income	(56.8)	92.2
Change in net unrealized gains and losses for investments held	—	65.1
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(20.5)	6.5
Change in foreign currency translation and other	56.8	(3.8)
Recognition of net unrealized gains and losses for investments sold	—	(50.9)
Comprehensive net (loss) income	$(20.5)	$109.1
Basic (loss) earnings per share	$(5.40)	$8.56
Diluted (loss) earnings per share	(5.40)	8.54
Dividends declared and paid per common share	$2.00	$2.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax
Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)
Net loss	(56.8)	—	(56.8)	—
Other comprehensive income, after-tax	36.3	—	—	36.3
Dividends declared on common shares	(21.2)	—	(21.2)	—
Issuances of common shares	8.2	8.2	—	—
Repurchases and retirements of common shares	(3.3)	(1.1)	(2.2)	—
Amortization of restricted share and option awards	2.9	2.9	—	—

Balances at March 31, 2008	$4,679.2	$1,701.2	$2,837.6	$140.4

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8

Cumulative effect adjustment - taxes (FIN 48)	.2	—	.2	—
Net income	92.2	—	92.2	—
Other comprehensive income, after-tax	17.0	—	—	17.0
Dividends declared on common shares	(21.7)	—	(21.7)	—
Issuances of common shares	.2	.2	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—
Amortization of restricted share and option awards	2.2	2.2	—	—

Balances at March 31, 2007	$4,542.9	$1,727.4	$2,566.7	$248.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(Millions)	2008	2007
Cash flows from operations:
Net (loss) income	$(56.8)	$92.2
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment losses (gains)	13.0	(73.9)
Net unrealized investment losses	105.0	—
Excess of fair value of acquired assets over cost	(4.2)	—
Minority interest	(9.4)	19.0
Other operating items:
Net change in loss and loss adjustment expense reserves	(116.3)	(126.4)
Net change in reinsurance recoverable on paid and unpaid losses	76.7	167.0
Net change in unearned insurance and reinsurance premiums	109.2	167.3
Net change in funds held by ceding companies	16.1	11.9
Net change in deferred acquisition costs	7.7	(19.7)
Net change in ceded unearned premiums	(43.3)	(46.2)
Net change in funds held under reinsurance treaties	(4.6)	(15.2)
Net change in insurance and reinsurance premiums receivable	(79.2)	(96.1)
Net change in other assets and liabilities, net	(40.8)	(221.5)
Net cash used for operations	(26.9)	(141.6)
Cash flows from investing activities:
Net change in short-term investments	(1,019.6)	(101.8)
Sales of fixed maturity and convertible fixed maturity investments	1,527.2	1,331.7
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	359.4	333.2
Maturities of trust account investments	3.4	6.9
Sales of common equity securities	138.4	136.1
Sales of other investments	34.9	27.6
Sales of consolidated and unconsolidated affiliates, net of cash sold	4.2	16.7
Purchases of other investments	(40.4)	(11.3)
Purchases of common equity securities	(162.1)	(125.9)
Purchases of fixed maturity and convertible fixed maturity investments	(1,144.9)	(1,393.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(182.0)	—
Net change in unsettled investment purchases and sales	225.8	(78.7)
Net acquisitions of property and equipment	(3.3)	(3.7)
Net cash (used for) provided from investing activities	(259.0)	137.0
Cash flows from financing activities:
Issuance of debt	475.0	394.4
Repayment of debt	(2.0)	(322.0)
Interest rate swap agreements	—	(2.4)
Cash dividends paid to the Company’s common shareholders	(21.2)	(21.7)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(54.7)	(5.9)
Cash dividends paid to preferred shareholders	—	(7.6)
OneBeacon Ltd. common shares repurchased and retired	(52.8)	—
Common shares repurchased	(3.3)	(2.5)
Proceeds from option exercises	.1	.2
Net cash provided from financing activities	341.1	32.5
Effect of exchange rate changes on cash	3.1	(.6)
Net increase in cash during the period	58.3	27.3
Cash balances at beginning of period	171.3	159.0
Cash balances at end of period	$229.6	$186.3
Supplemental cash flows information:
Interest paid	$(14.0)	$(7.2)
Net payments to national governments	(21.5)	(53.6)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.  Significant transactions among White Mountains’ segments have been eliminated in this report.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).  During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  At March 31, 2008 White Mountains owned 74.7% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, Folksamerica Reinsurance Company (“Folksamerica”), Sirius International Insurance Corporation (“Sirius International”), and White Mountains Re Bermuda Ltd. (“WMRe (Bermuda)”), formerly Fund American Reinsurance Company, Ltd.  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).

The Esurance segment consists of Esurance Holdings, Inc., and its subsidiaries (collectively, “Esurance”). Esurance, sells personal auto insurance directly to customers online and through select online agents.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off.  The Other Operations segment also includes White Mountains’ investments in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of Tuckerman Capital, LP and Tuckerman Capital II, LP funds (“Tuckerman Funds”).

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains and are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of income attributable to minority interests is presented net of related income taxes in the statement of income and comprehensive income. The change in unrealized investment gains, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of minority interest.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at March 31, 2008 and December 31, 2007 was 25.3% and 27.1%.

On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the WMRe Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The WMRe Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of income and comprehensive income, respectively.

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by prices determined based on observable inputs including prices for similar but not identical assets or liabilities (“Level 2”) and followed by prices based on assumptions that include significant unobservable inputs, having the lowest priority (“Level 3”).

Fair Value Option

On January 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains has made the fair value election for its portfolio of available for sale (“AFS”) securities, its investments in investment partnerships and for its assumed variable annuity GMDB guarantee liabilities.

Upon adoption of FAS 159, the Company’s portfolio of AFS securities were reclassified as trading. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. Prior to adoption, unrealized investment gains and losses on AFS securities were reported net, after-tax, as a separate component of shareholders’ equity. Changes in net unrealized investment gains and losses on AFS securities, net of the effect of adjustment for minority interest and after-tax, were reported as a component of other comprehensive income.

White Mountains’ investments in limited partnerships comprises investments in hedge funds, private equity funds and other investment limited partnerships. Prior to January 1, 2008, changes in White Mountains’ interests in limited partnerships accounted for under the equity method were included in net realized investment gains and changes in interests in limited partnerships not accounted for under the equity method were reported, after-tax, as a component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  Effective January 1, 2008, the Company has made the fair value election for most of its limited partnership investments in hedge funds and private equity funds. For the limited partnership investments for which the Company has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those investment limited partnerships for which the Company has not made the fair value election, the Company continues to account for its interests under the equity method.

Upon adoption, the Company recorded an adjustment to increase opening retained earnings and decrease accumulated other comprehensive income by $199.6 million to reclassify net unrealized gains and net unrealized foreign currency translation gains related to AFS securities and investments in limited partnerships.

In addition, White Mountains recorded an adjustment to decrease opening retained earnings and increase other liabilities by $0.3 million for the change in the GMDB liabilities arising from measurement at fair value. The Company believes that making the election for its portfolio of investment securities and investments in hedge funds and private equity funds will result in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return. With respect to the variable annuity GMDB guarantees, making the election will result in recognition of changes in fair value on the same basis used by the Company to economically hedge its variable annuity guarantee liabilities.

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R is effective for fiscal years beginning after December 15, 2008. White Mountains is in the process of evaluating the potential effect of adoption.  FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in FAS 141. In addition, FAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share.  Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the FASB Concepts Statement No. 6, Elements of Financial Statements, criteria for an asset or liability. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under FAS 109, such changes were recognized through goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

Non-controlling interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests-an amendment to ARB 51 (“FAS 160”). FAS 160 is effective for fiscal years beginning after December 15, 2008. FAS 160 requires all companies to account for minority interests in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interest that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. Upon adoption, the Company would be required to reflect the ownership interests in its consolidated subsidiaries within equity.

Note 2. Significant Transactions and Agreements

Berkshire Exchange

During the first quarter of 2008, White Mountains entered into an exchange agreement with Berkshire Hathaway Inc. (“Berkshire”) to transfer certain runoff businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (the “Berkshire Exchange”).

Under the terms of the agreement, Berkshire would exchange all or substantially all of its 16.3% stake in White Mountains (1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold Commercial Casualty Insurance Company, International American Group, Inc. and $751 million in cash, subject to adjustment.

In anticipation of the Berkshire Exchange, White Mountains drew the $475 million available on its revolving credit facility (the “WTM Bank Facility”) to provide the necessary funds at the holding company level required for the transaction (see Note 6).  In April 2008, the Company repaid $175 million of the borrowings on the WTM Bank Facility (see Note 15).

Helicon

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150.2 million, which resulted in the recognition of an extraordinary gain of $4.2 million. Helicon Re Holdings, Ltd. is the parent of Helicon Reinsurance Company, Ltd. (“Helicon”), which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re.

Answer Financial

During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of Answer Financial Inc. (“AFI”), an online personal insurance agency, for $30.2 million.  During the first quarter of 2008, White Mountains accounted for its investment in AFI under the equity method (see Note 12).  Subsequent to March 31, 2008, White Mountains’ ownership in AFI increased to 68.9% (see Note 15).

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Millions	2008	2007
Gross beginning balance	$8,062.1	$8,777.2
Less beginning reinsurance recoverable on unpaid losses	(3,467.9)	(4,015.7)
Net loss and LAE reserves	4,594.2	4,761.5

Loss and LAE reserves acquired - Helicon	13.7	—

Loss and LAE incurred relating to:
Current year losses	618.3	630.1
Prior year losses	20.4	(16.8)
Total incurred losses and LAE	638.7	613.3

Accretion of fair value adjustment to loss and LAE reserves	4.2	5.1
Foreign currency translation adjustment to loss and LAE reserves	25.9	3.7

Loss and LAE paid relating to:
Current year losses	(149.0)	(142.5)
Prior year losses	(465.0)	(478.8)
Total loss and LAE payments	(614.0)	(621.3)

Net ending balance	4,662.7	4,762.3
Plus ending reinsurance recoverable on unpaid losses	3,375.3	3,873.7
Gross ending balance	$8,038.0	$8,636.0

White Mountains experienced $20.4 million of unfavorable development on prior accident year loss reserves during the three months ended March 31, 2008.  White Mountains Re had net unfavorable development of $33.0 million, which was offset by $12.6 million of net favorable development at OneBeacon.

The net unfavorable development at White Mountains Re of $33.0 million included $40.5 million of unfavorable development related to construction defect claims from accident years 2003 and prior.  These losses were offset by $7.5 million of net favorable development primarily from recent accident years.  The construction defect claims represent building contractors’ loss exposures from reinsurance programs that were underwritten by Folksamerica during the 1995 through 2001 underwriting years, primarily from California or a neighboring state. The adverse development was recognized following the receipt of significantly late reported claims.

 White Mountains experienced $16.8 million of favorable development on prior accident year loss reserves during the three months ended March 31, 2007.  OneBeacon and White Mountains Re had net favorable development of $12.0 million and $7.4 million, respectively, which was partially offset by $2.6 million of unfavorable development at Esurance.

In connection with purchase accounting for the acquisitions of OneBeacon, Sirius International and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $4.2 million of such charges for the three months ended March 31, 2008,  and $5.1 million for the three months ended March 31, 2007.  As of March 31, 2008, the outstanding pre-tax unaccreted adjustment was $54.4 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2008, OneBeacon had $20.5 million of reinsurance recoverables on paid losses and $2,818.4 million (gross of $217.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers (Millions)	Balance at March 31, 2008	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,049.7	78.2%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company)	57.6	2.2%	A++
Munich Re America (formerly American Re-insurance Company)	46.3	1.8%	A+
Swiss Re	26.5	1.0%	A+
Liberty Mutual Insurance Group and subsidiaries (3)	25.7	1.0%	A

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)                                  Includes $404.0 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $304.6 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)                                  At March 31, 2008, OneBeacon had assumed balances payable and expenses payable of approximately $26.4 under its renewal rights agreement with Liberty Mutual Insurance Group (“Liberty Mutual”), which expired on October 31, 2003.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2008 it has used approximately $2.1 billion of the coverage provided by NICO.  Through March 31, 2008 $1.0 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $40.4 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

White Mountains Re

At March 31, 2008, White Mountains Re had $67.2 million of reinsurance recoverables on paid losses and $742.4 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2008	% of Total	A.M. Best Rating (2)	% Collateralized
Olympus (1)(3)	$193.2	24%	NR-4	100%
Imagine Re (1)	163.6	20%	A-	100%
General Re	93.6	12%	A++	1%
London Life (1)	93.1	11%	A	100%
St. Paul Travelers Group	57.2	7%	A+	—%

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

(3)          Gross of $117.7 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with Folksamerica Holdings, Inc.

Note 5.  Investment Securities

White Mountains’ invested assets comprise securities and other investments held for general investment purposes and those held in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”).

White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes were classified as AFS for the year ended December 31, 2007. Effective January 1, 2008, the portfolio of fixed maturity investments and common equity securities held for general investment purposes were reclassified as trading. AFS and trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available.  Prior to January 1, 2008, changes in net unrealized investment gains and losses on AFS securities, net of the effect of adjustment for minority interest and after-tax, were reported as a component of other comprehensive income. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion.

Prior to January 1, 2008, the Company accounted for its convertible bonds in accordance with FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“FAS 155”). Convertible bonds were recorded at fair value which changes therein recorded as realized investment gains or losses. On January 1, 2008, White Mountains has elected the fair value option under FAS 159 for its investment in convertible bonds, which continue to be recorded at fair value. Upon adoption of FAS 159, changes in fair value are recorded in revenues through unrealized investment gains.

White Mountains has invested in mortgage backed and asset-backed securities which are carried at fair value within fixed maturity investments.  Fair values are based on quoted market prices when available. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

The portfolio of fixed maturity investments held in the segregated trust account are classified as held to maturity as White Mountains has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2008 and December 31, 2007. Short-term investments held in the segregated trust account are included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, hedge fund and private equity interests.

Pre-tax net investment income for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
Millions	2008	2007
Investment income:
Fixed maturity investments	$97.1	$96.3
Short-term investments	12.3	17.9
Common equity securities	9.1	5.0
Other	—	1.1
Convertible fixed maturity investments	1.7	1.1
Total investment income	120.2	121.4
Less investment expenses	(3.4)	(3.4)
Net investment income	$116.8	$118.0

Pre-tax realized investment (losses) gains consisted of the following:

	Three Months Ended March 31,
Millions	2008	2007
Fixed maturity investments	$(12.6)	$8.2
Common equity securities	3.4	48.1
Other investments	(7.7)	17.7
Convertible fixed maturity investments	3.9	(.1)
Net realized investment (losses) gains	$(13.0)	$73.9

The Company recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses. For the three months ended March 31, 2007, no such charges were taken. Effective January 1, 2008, upon adoption of FAS 159, for all investment securities for which the fair election has been made, all changes in fair value are included in revenues.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
Millions	2008	2007
Investment securities, available for sale:
Gross unrealized investment gains	$—	$396.8
Gross unrealized investment losses	—	(85.7)
Net unrealized gains from investment securities	—	311.1
Net unrealized losses from investments in unconsolidated affiliates	(26.0)	(1.9)
Total net unrealized investment (losses) gains, before tax	(26.0)	309.2
Deferred income taxes on net unrealized gains	—	(99.0)
Minority interest	—	(3.2)
Total net unrealized investment (losses) gains, after-tax	$(26.0)	$207.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$735.1	$46.3	$—	$—	$781.4
Debt securities issued by industrial corporations	2,031.6	26.5	(44.1)	58.7	2,072.7
Municipal obligations	42.3	1.0	—	—	43.3
Mortgage-backed and asset-backed securities	2,965.3	28.7	(25.4)	2.3	2,970.9
Foreign government obligations	727.3	8.8	(2.3)	125.6	859.4
Preferred stocks	106.1	1.5	(.9)	8.2	114.9
Total fixed maturity investments	$6,607.7	$112.8	$(72.7)	$194.8	$6,842.6

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$1,250.9	$30.5	$(1.7)	$—	$1,279.7
Debt securities issued by industrial corporations	2,095.8	30.7	(31.1)	35.3	2,130.7
Municipal obligations	11.9	.5	—	—	12.4
Mortgage-backed and asset-backed securities	2,882.6	21.4	(7.3)	1.9	2,898.6
Foreign government obligations	792.3	2.6	(5.2)	86.6	876.3
Preferred stocks	159.5	8.2	(2.3)	8.4	173.8
Total fixed maturity investments	$7,193.0	$93.9	$(47.6)	$132.2	$7,371.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities and other investments as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,378.5	$176.0	$(58.4)	$24.6	$1,520.7

Other investments	$543.9	$113.4	$(12.5)	$(2.3)	$642.5

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,333.9	$234.8	$(34.8)	$16.8	$1,550.7

Other investments(1)	$539.2	$68.1	$(3.3)	$(.7)	$603.3

(1)          Prior to the adoption of FAS 159, equity changes in White Mountains’ interest in limited partnerships accounted for using the equity method were reported as realized gains (losses) through earnings and a corresponding increase (decrease) in the cost of the investment.  Effective with the adoption of FAS 159 on January 1, 2008, White Mountains now reports equity changes in limited partnership interests through net unrealized investment gains (losses) in earnings.  Consequently, on January 1, 2008, White Mountains reduced the cost and increased the gross unrealized gains of its investments in limited partnerships by $48.8.

Fair value measurements at March 31, 2008

The Company adopted FAS 157 on January 1, 2008. FAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets;

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments;

Level 3 – Valuations based on unobservable inputs.

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other investments, which comprises limited partnerships, hedge fund and private equity interests for which the SFAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

The following table summarizes White Mountains’ fair value measurements for investments at March 31, 2008, by level:

	March 31, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$6,842.6	$728.0	$5,927.9	$186.7
Common equity securities	1,520.7	1,386.3	1.0	133.4
Convertible fixed maturity investments	463.0	—	460.2	2.8
Short-term investments	2,372.2	2,372.2	—	—
Other investments(1)	633.5	—	—	633.5
Total investments	$11,832.0	$4,486.5	$6,389.1	$956.4

(1)          The fair value of other investments excludes carrying value of $9.0 associated with other  investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three months ended March 31, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in (out)	(34.9)	(158.3)	—	52.4	(140.8)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2008	$(3.9)	$(2.8)	$—	$(17.8)	$(24.5)

Transfers out of Level 3 measurements for fixed maturities relate primarily to securities recently acquired at January 1, 2008 and for which observable inputs were unavailable at that date. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers out of Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at January 1, 2008. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. Although the prices for these securities were based upon unobservable market inputs, the fair value measurements did not differ materially from fair values based upon current market inputs at the reporting date.  When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2. Transfers into Level 3 for investment partnerships relates to the Company’s investment in Pentelia which was previously accounted for under the equity method (see Note 12).  When the Company’s investment fell below the threshold for equity method accounting, the Company began accounting for the investment as a FAS 115 security, classified as trading.

Changes in fair value for the three months ended March 31, 2008

The following table summarizes changes in the carrying value of investments measured at fair value:

Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$3.8	$2.2	$6.0
Common equity securities	(82.1)	(.7)	(82.8)
Short-term investments	.3	1.2	1.5
Convertible fixed maturities	(16.5)	—	(16.5)
Other investments	(13.2)	—	(13.2)
Net unrealized investment (losses) gains	$(107.7)	$2.7	$(105.0)

Note 6.  Debt

White Mountains’ debt outstanding as of March 31, 2008 and December 31, 2007 consisted of the following:

Millions	March 31, 2008	December 31, 2007
Fund American Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.0)	(1.1)
Fund American Senior Notes, carrying value	699.0	698.9

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(1.1)	(1.1)
WMRe Senior Notes, carrying value	398.9	398.9

WTM Bank Facility	475.0	—
Fund American Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note	36.3	36.3
Atlantic Specialty Note	16.0	18.0
Total debt	$1,666.0	$1,192.9

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

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At March 31, 2008, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.2 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.  White Mountains recorded $6.5 million and $.7 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the three months ended March 31, 2008 and 2007.

At March 31, 2008, White Mountains was in compliance with all of the covenants under the WMRe Senior Notes.

Bank Facilities

The WTM Bank Facility is a $475 million revolving credit facility that matures in June 2012. As of March 31, 2008, in anticipation of the Berkshire Exchange, White Mountains had drawn the full $475 million under the WTM Bank Facility (see Note 2) at an effective interest rate of 3.1%.  White Mountains recorded $.6 million in interest expense on this borrowing for the three months ended March 31, 2008.  In April 2008, the Company repaid $175 million of the borrowings and extended the balance at an effective interest rate of 3.3%.

OneBeacon, through its wholly-owned subsidiary Fund American Companies, Inc. (“Fund American”), has a $75 million revolving credit facility that matures in November 2011 (the “Fund American Bank Facility”), which was undrawn as of March 31, 2008.

The WTM Bank Facility and the Fund American Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At March 31, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the Fund American Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Note 7.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred  by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax provision (benefit) for the first quarter of 2008 represented an effective tax rate of (31.7)%, while the effective tax rate in the first quarter of 2007 was 23.7%.  White Mountains’ effective tax rates were different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, the change in unrealized investment gains (losses) pursuant to FAS 159, withholding taxes and non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the quarter ended March 31, 2008, White Mountains is treating the change in unrealized investment gains (losses) as a discrete item separate from the other components of pre-tax income (loss). Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The majority of investment assets incurring current period net losses for the quarter ended March 31, 2008 are recorded in the U.S. and Sweden, and are taxed at the statutory rate of 35% and 28%, respectively. White Mountains believes that the treatment for the change in unrealized investment gains (losses) as a discrete item is appropriate since a reliable estimate for the full year cannot be made.

On January 1, 2007, White Mountains adopted FASB Interpretation No. 48, Accounting for Uncertainy in Income Taxes (“FIN 48”). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  In connection with the adoption of FIN 48, White Mountains has recognized a $.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest.  The effect of adoption has been recorded as an adjustment to opening retained earnings.

Under FIN 48, White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.  The Internal Revenue Service (“IRS”) commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.  As of March 31, 2008, White Mountains has received proposed adjustments relating to the deductibility of certain expenses that, if sustained, would reduce the balance of unrecognized tax benefits recorded.  However, the final outcome of the on-going IRS examination is still uncertain and White Mountains cannot estimate the range of possible changes to its unrecognized tax benefits at this time.  White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 8.  Weather Contracts

For the three months ended March 31, 2008 and 2007, Galileo recognized $4.0 million and $1.0 million of net gains on its weather and weather contingent derivatives portfolio, excluding unamortized deferred gains of $4.6 million and $.3 million, respectively.  The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Galileo’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the FAS 157 fair value hierarchy.

Galileo’s weather risk management contracts are summarized in the following table:

	Three Months Ended March 31,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	8.4	.9
Net payments made on contracts settled during the period	(7.8)	(7.9)
Net decrease in fair value on settled and unsettled contracts	(4.0)	(1.0)
Net liability for weather derivative contracts as of March 31 (2)	$14.5	$4.1

(1)          Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)          Includes unamortized deferred gains of $4.6 and $.3 as of March 31, 2008 and 2007.

The following table summarizes the maturity of contracts outstanding as of March 31, 2008:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net (asset) liability for contracts actively quoted	$(.3)	$—	$—	$—	$(.3)
Net liability for contracts using internal pricing models	5.5	9.3	—	—	14.8
Total net liability for weather contracts outstanding	$5.2	$9.3	$—	$—	$14.5	(1)

(1) Amount includes $4.6 in unamortized deferred gains.

Note 9.  Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

At March 31, 2008 and December 31, 2007, the liability recorded for the variable annuity benefit guarantees which is included in other liabilities, was $96.0 million and $12.7 million, respectively of which $5.4 million and $.4 million, respectively, were life insurance liabilities.

 At March 31, 2008 and December 31, 2007, the fair value of WM Life Re’s derivative contracts was $80.3 million and $43.7 million, which are included in other assets. For the three months ended March 31, 2008 and 2007, WM Life Re had gains and (losses) from derivatives of $55.8 million and $(3.2) million.

At March 31, 2008, WM Life Re had $42.4 million of cash and $5.0 million of securities deposited as collateral with counterparties. In addition, at March 31, 2008, derivative financial instruments with a fair value of $51.8 million were subject to restrictions over liquidation of the instruments and distribution of proceeds under collateral agreements with counterparties. At December 31, 2007, WM Life Re had $8.5 million of cash and $5.0 million of securities deposited as collateral with counterparties.

All of the Company’s variable annuity reinsurance liabilities ($96.0 million) were classified as Level 3 measurements at March 31, 2008.

The following table summarizes the changes in the Company’s variable annuity reinsurance liabilities and derivative instruments classified as Level 3 measurements for the three months ended March 31, 2008:

Millions	Liabilities	Derivative Instruments
Balance at January 1, 2008	$(12.7)	$38.9
Purchases	—	10.9
Realized and unrealized gains (losses)	(83.3)	23.1
Transfers in (out)	—	—
Sales/settlements	—	—
Balance at March 31, 2008	$(96.0)	$72.9

Note 10.  (Loss) Earnings Per Share

Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”).  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of (loss) earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Basic (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(61.0)	$92.2
Extraordinary item - excess of fair value of acquired net assets over cost	4.2	—
Net (loss) income	$(56.8)	$92.2
Diluted (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(61.0)	$92.2
Extraordinary item - excess of fair value of acquired net assets over cost	4.2	—
Net (loss) income	$(56.8)	$92.2
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,562	10,824
Average unvested Restricted Shares	(50)	(48)
Basic (loss) earnings per share denominator	10,512	10,776

Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,562	10,824
Average unvested Restricted Shares (1)	(53)	(48)
Average outstanding dilutive options to acquire common shares (2)	—	20
Diluted (loss) earnings per share denominator	10,509	10,796
Basic (loss) earnings per share (in dollars):
(Loss) income before extraordinary item	$(5.81)	$8.56
Extraordinary item - excess of fair value of acquired assets over cost	.41	—
Net (loss) income	$(5.40)	$8.56
Diluted (loss) earnings per share (in dollars)
(Loss) income before extraordinary item	$(5.81)	$8.54
Extraordinary item - excess of fair value of acquired assets over cost	.41	—
Net (loss) income	$(5.40)	$8.54

(1)          Restricted Shares outstanding vest either upon a stated date or upon the occurrence of a specified event (see Note 14).  In accordance with  FAS No. 123(R), the diluted (loss) earnings per share denominator is reduced by the number of Restricted Shares that represent the unamortized compensation cost at March 31, 2008 and 2007.  Such amounts are computed using the treasury stock method.

(2)          The diluted loss per share denominator for the three months ended March 31, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation. The diluted earnings per share denominator for the three months ended March 31, 2007 includes 27,450 common shares issuable upon exercise of incentive options at an average strike price of $159.33 per common share.  The non-qualified options were not included in the diluted (loss) earnings per share denominator as their inclusion would be anti-dilutive for the periods presented (see Note 14).

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2008
Earned insurance and reinsurance premiums	$455.3	$266.8	$207.0	$—	$929.1
Net investment income	50.1	50.5	7.9	8.3	116.8
Net realized investment gains (losses)	3.7	(12.2)	(1.5)	(3.0)	(13.0)
Net unrealized losses on investments	(59.1)	(40.3)	(5.6)	—	(105.0)
Other revenue	3.6	(12.9)	3.1	16.2	10.0
Total revenues	453.6	251.9	210.9	21.5	937.9
Losses and LAE	300.9	168.2	168.4	1.2	638.7
Insurance and reinsurance acquisition expenses	84.7	55.6	46.4	—	186.7
Other underwriting expenses	70.1	27.0	19.0	.7	116.8
General and administrative expenses	4.4	5.1	.6	48.1	58.2
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.2	—	—	4.2
Interest expense on debt	11.5	6.9	—	1.0	19.4
Interest expense - dividends and accretion on preferred stock	17.6	—	—	—	17.6
Total expenses	492.2	264.0	234.4	51.0	1,041.6
Pre-tax loss	$(38.6)	$(12.1)	$(23.5)	$(29.5)	$(103.7)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended March 31, 2007
Earned insurance and reinsurance premiums	$468.9	$298.3	$170.8	$—	$938.0
Net investment income	50.6	48.1	6.2	13.1	118.0
Net realized investment gains (losses)	54.9	19.9	1.0	(1.9)	73.9
Other revenue	3.1	(3.6)	3.0	33.7	36.2
Total revenues	577.5	362.7	181.0	44.9	1,166.1
Losses and LAE	288.2	194.6	130.3	.2	613.3
Insurance and reinsurance acquisition expenses	78.3	69.6	44.7	—	192.6
Other underwriting expenses	90.9	31.3	14.7	.8	137.7
General and administrative expenses	2.4	6.6	.1	43.8	52.9
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.1	—	—	5.1
Interest expense on debt	11.4	1.2	—	4.2	16.8
Interest expense - dividends and accretion on preferred stock	15.8	—	—	—	15.8
Total expenses	491.0	304.4	189.8	49.0	1,034.2
Pre-tax income (loss)	$86.5	$58.3	$(8.8)	$(4.1)	$131.9

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At March 31, 2008, White Mountains owned 24% of the common shares of Symetra Financial Corporation (“Symetra”) on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2008			2007
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$241.3	$77.3	$318.6	$249.3	$54.0	$303.3
Equity in earnings of Symetra (1)	.7	—	.7	10.3	—	10.3
Net unrealized gains from Symetra’s equity portfolio and other	—	—	—	.5	—	.5
Net unrealized (losses) gains from Symetra’s fixed maturity portfolio	(20.7)	—	(20.7)	5.9	—	5.9
(Decrease) Increase in value of warrants	—	(4.3)	(4.3)	—	3.7	3.7
Carrying value of investment in Symetra as of March 31 (2)	$221.3	$73.0	$294.3	$266.0	$57.7	$323.7

(1)          Equity in earnings is net of tax of $0.

(2)          Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(26.3) and $1.8 as of March 31, 2008 and 2007.

Pentelia

In April 2007, White Mountains invested $50 million in common equity of Pentelia Limited (“PIL”). White Mountains has determined that PIL is a variable interest entity but that White Mountains is not the primary beneficiary. At December 31, 2007, the investment was accounted for as an equity method investment. During the first quarter of 2008, PIL raised additional equity capital. Subsequent to the capital raise, White Mountains investment in PIL was reduced to approximately 13%. Accordingly, White Mountains’ investment in PIL is now accounted for under FAS 115 and classified as a trading security. Changes in the fair value of White Mountains’ investment in PIL are recognized in the net change in unrealized investment losses.

White Mountains also obtained a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of March 31, 2008 White Mountains investment in PCM was $1.5 million.

Delos

White Mountains owns approximately 18% of Lightyear Delos Acquisition Corporation (“Delos”) and accounts for its investment in Delos under the equity method. For the three months ended March 31, 2008, White Mountains recorded $(.2) million of after-tax equity in earnings and $.2 million of after-tax equity in unrealized investment gains from its investment in Delos. White Mountains’ investment in Delos at March 31, 2008 totaled $33.8 million.

Answer Financial

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI. In conjunction with this transaction, AFI completed a restructuring (see Note 15). During the first quarter of 2008, White Mountains contributed an additional $2.5 million to AFI. White Mountains accounts for its investment in AFI under the equity method. For the three months ended March 31, 2008, White Mountains recorded $(.1) million of after-tax equity in earnings from its investment in AFI. White Mountains’ investment in AFI at March 31, 2008 totaled $32.7 million.

Note 13. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan” and, collectively, the “Plans”). OneBeacon’s pension plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
Millions	2008	2007
Service cost	$.2	$.5
Interest cost	1.7	6.6
Expected return on plan assets	(2.1)	(6.8)
Amortization of unrecognized loss	.1	.1
Net periodic benefit (income) cost	$(.1)	$.4

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of March 31, 2008, $0.7 million in contributions have been made to the Non-qualified Plan.

Note 14. Employee Share-Based Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for granting various types of share- based and non share-based incentive awards to key employees of the Company and certain of its subsidiaries. White Mountains’ share-based compensation expense consists primarily of performance share expense. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares. Prior to February 2007, OneBeacon granted White Mountains performance shares. In February 2007, all of OneBeacon’s White Mountains performance shares outstanding were replaced with an equivalent value of OneBeacon performance shares from the OneBeacon Incentive Plan. The value of a OneBeacon performance share is based upon the market price of a OneBeacon Ltd. common share.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following table summarizes performance share activity for the three months ended March 31, 2008 and 2007 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended March 31,
	2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	146,742	$47.3	185,363	$102.4
Payments and deferrals (1)	(43,608)	(15.5)	(63,300)	(56.0)
New awards	61,165	—	51,978	—
Forfeitures and cancellations	(1,303)	—	(16,459)	(4.2)
Transfers out (2)	—	—	(12,810)	(4.4)
Expense recognized	—	8.3	—	5.9
Ending March 31,	162,996	$40.1	144,772	$43.7

(1)          WTM performance share payments in 2008 for the 2005-2007 performance cycle ranged from 64% to 101% of target. WTM performance share payments in 2007 for the 2004-2006 performance cycle ranged from 145% to 186% of target. Amounts include deposits into White Mountains’ deferred compensation plan.

(2)          In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Incentive Plan.

 If 100% of the outstanding WTM performance shares had been vested on March 31, 2008, the total additional compensation cost to be recognized would have been $49.6 million, based on current accrual factors (common share price and payout assumptions).

 All performance shares earned for the 2005-2007 and 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

 The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at March 31, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	49,918	$26.0
2007 - 2009	46,811	9.8
2008 - 2010	53,772	2.4
Sub-total	150,501	38.2
Assumed forfeitures	(3,763)	(.9)
Total at March 31, 2008	146,738	$37.3

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at March 31, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	2,139	$1.2
2007 - 2009	7,154	1.5
2008 - 2010	7,382.2
Sub-total	16,675	2.9
Assumed forfeitures	(417)	(.1)
Total at March 31, 2008	16,258	$2.8

Restricted Shares

At March 31, 2008 and 2007, the Company had 53,200 and 54,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Unvested, beginning of period,	54,000	$26.7	10,000	$.3
Granted	6,200	3.1	54,000	31.0
Vested	(7,000)	—	(10,000)	—
Forfeited	—	—	—	—
Expense recognized	—	(1.2)	—	(1.0)
Unvested at March 31,	53,200	$28.6	54,000	$30.3

During the first quarter of 2008, White Mountains awarded 4,200 Restricted Shares that vest in equal annual installments over three years and 2,000 Restricted Shares that cliff vest in February 2011 based on continuous service throughout the award period.

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

Of the unrecognized compensation cost at March 31, 2008, $20.0 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the Restricted Shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non- Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. For the three months ended March 31, 2008 and 2007, the Company recognized $1.4 million and $1.1 million of expense associated with its Non-Qualified Options. At March 31, 2008, 40,000 Non-Qualified Options were exercisable at a strike price of $679.08.

Incentive Options

At March 31, 2008 and 2007, the Company had 8,700 and 25,350 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Millions, except share and per share amounts	2008	2007
Opening balance - outstanding Options	9,900	29,550
Forfeited	(600)	(2,700)
Exercised	(600)	(1,500)
Ending balance - outstanding Options	8,700	25,350
Outstanding Options - exercisable	2,700	10,050
Exercise price - outstanding Options at beginning of period	$167.70	$158.21
Value of Options exercised (1)	$.2	$.6
Exercise price - outstanding Options at March 31,	$170.11	$160.48

(1)          Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at March 31, 2008 was $2.7 million and $.8 million. The Incentive Options expire in February 2010. White Mountains expects 3,000 Incentive Options to become exercisable in 2008 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following table summarizes performance share activity for the three months ended March 31, 2008 and 2007 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	1,063,690	$9.3	—	$—
Payments and deferrals (1)	(122,859)	(1.7)	—	—
New awards	1,327,142	—	884,786	—
Forfeitures and cancellations	(136,079)	(.4)	(29,325)	(.1)
Transfers from the WTM Incentive plan (2)	—	—	288,197	4.4
(Income) expense recognized	—	(0.3)	—	2.0
Ending March 31,	2,131,894	$6.9	1,143,658	$6.3

(1)          OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)          In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Incentive Plan.

If 100% of the outstanding OneBeacon performance shares had been vested on March 31, 2008, the total additional compensation cost to be recognized would have been $26.8 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2008 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	137,400	$1.8
2007 - 2009	784,895	3.2
2008 - 2010	1,264,263	2.0
Sub-total	2,186,558	7.0
Assumed forfeitures	(54,664)	(.1)
Total at March 31, 2008	2,131,894	$6.9

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The Non-Qualified Options have a $30.00 strike price and vest in equal installments on each of the third, fourth and fifth anniversaries of the date of issuance and have a 5 1/2 year term. The grant date fair value of each Non-Qualified Option award was estimated using a Black-Scholes option pricing model with an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5 1/2 years. As of March 31, 2008 and 2007, there are 1,258,091 and 1,349,000 options outstanding. For the three months ended March 31, 2008 and 2007, OneBeacon Ltd. recognized $.3 million and $.3 million of expense associated with its Non-Qualified Options.

Restricted Stock Units

The Non-Qualified Options issued by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the three months ended March 31, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee of the Board of Directors. The expense associated with the RSUs is being recognized over the vesting period. For the three months ended March 31, 2008, OneBeacon Ltd. recognized $.2 million in expense.

Note 15. Subsequent Event

Answer Financial

In April 2008, AFI completed a restructuring that included the conversion of $22.4 million of its outstanding debt held by White Mountains to common shares. As a result, White Mountains common equity ownership in AFI has increased to 68.9%. White Mountains will begin accounting for AFI as a consolidated subsidiary in the second quarter of 2008.

Partial Repayment of WTM Bank Facility

In April of 2008, the Company repaid $175 million of the $475 million outstanding on the WTM Bank Facility, which the Company had drawn down to provide the necessary funds at the holding company level required for the Berkshire Exchange (see Note 2).

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

The following discussion also includes four non-GAAP financial measures, adjusted comprehensive net income, fully diluted tangible book value per share, tangible capital and OneBeacon’s adjusted book value per share, that have been reconciled to their most comparable GAAP financial measures (see page 43). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Overview

White Mountains ended the first quarter of 2008 with a fully diluted tangible book value per share of $443, which was essentially flat for the quarter and an increase of 9% for the twelve-month period ended March 31, 2008, including dividends. White Mountains’ adjusted comprehensive net income was break-even for the first quarter of 2008 compared to $103 million in the first quarter of 2007.

OneBeacon reported a combined ratio of 100% in the first quarter of 2008 compared to 98% in the first quarter of 2007. White Mountains Re reported a combined ratio of 94% for the first quarter of 2008 compared to 99% in the first quarter of 2007. Esurance reported a combined ratio of 113% in the first quarter of 2008 compared to 111% in the first quarter of 2007, while increasing its written premiums 11% over the first quarter of 2007. White Mountains’ GAAP pre-tax total return on invested assets was 0.5% for the first quarter of 2008 compared to 1.9% for the first quarter of 2007. Book value per share benefitted significantly from the weakening of the U.S. dollar against the Swedish krona.

Fully Diluted Tangible Book Value Per Share

The following table presents the Company’s fully diluted tangible book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	March 31, 2008		Dec. 31, 2007		March 31, 2007
Book value per share numerators (in millions):

Common shareholders’ equity	$4,679.2		$4,713.4		$4,542.9
Benefits to be received from share obligations under employee benefit plans	1.5		1.7		4.1
Remaining accretion of subsidiary preferred stock to face value	(8.3	)(1)	(15.8	)(1)	(35.5	)(1)
Book value per share numerator	4,672.4		4,699.3		4,511.5
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	26.3		5.6		(1.8)
Goodwill	(34.0)		(30.4)		(29.2)
Fully diluted tangible book value per share numerator	$4,664.7		$4,674.5		$4,480.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	10,570.2		10,553.6		10,833.8
Share obligations under employee benefit plans	8.7		9.9		25.3
Book value per share denominator	10,578.9		10,563.5		10,859.1
Unearned restricted shares	(50.4)		(46.5)		(52.7)
Fully diluted tangible book value per share denominator	10,528.5		10,517.0		10,806.4
Book value per share	$441.67		$444.86		$415.45
Fully diluted tangible book value per share	$443.05		$444.47		$414.61

(1)   Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 74.7%, 72.9% and 71.8% as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2008 and March 31, 2007 follow:

	Three Months Ended March 31,
Millions	2008	2007

Gross written premiums	$1,178.3	$1,202.1
Net written premiums	$1,015.6	$1,051.6
Revenues
Earned insurance and reinsurance premiums	$929.1	$938.0
Net investment income	116.8	118.0
Net realized investment (losses) gains	(13.0)	73.9
Net unrealized losses on investments	(105.0)	—
Other revenue	10.0	36.2
Total revenues	937.9	1,166.1
Expenses
Losses and LAE	638.7	613.3
Insurance and reinsurance acquisition expenses	186.7	192.6
Other underwriting expenses	116.8	137.7
General and administrative expenses	58.2	52.9
Accretion of fair value adjustment to loss and LAE reserves	4.2	5.1
Interest expense - debt	19.4	16.8
Interest expense - dividends and accretion on preferred stock	17.6	15.8
Total expenses	1,041.6	1,034.2
Pre-tax (loss) income	$(103.7)	$131.9
Income tax benefit (provision)	32.9	(31.2)
Equity in earnings of unconsolidated affiliates	.4	10.5
Excess of fair value of acquired assets over cost	4.2	—
Minority interest	9.4	(19.0)
Net (loss) income	$(56.8)	$92.2
Other comprehensive income	36.3	16.9
Comprehensive net (loss) income	$(20.5)	$109.1
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	20.7	(5.9)
Adjusted comprehensive net income	$.2	$103.2

Consolidated Results –Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

White Mountains reported a net comprehensive loss of $21 million in the first quarter of 2008, compared to $109 million of net comprehensive income in the 2007 quarter. Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2008 periods are not directly comparable to such measures for 2007 periods.

White Mountains’ total revenues decreased by 20% to $938 million in the first quarter of 2008 compared to $1,166 million in the first quarter of 2007. Earned premiums and net investment income were essentially flat in the first quarter of 2008 compared to the same period in 2007. Net realized investment gains decreased by $87 million in the first quarter of 2008 compared to the first quarter of 2007. White Mountains reported $105 million of net unrealized losses through net income in the first quarter of 2008 as a result of the FAS 159 election, compared to $14 million of net unrealized investment gains on reported in other comprehensive income in the first quarter of 2007. Other revenues decreased $26 million to $10 million in the first quarter of 2008, due mainly to an $18 million decrease in revenues from WM Life Re, which were primarily mark-to-market losses from the effect of the volatile investment market conditions on the valuation of Life Re’s derivative assets and liabilities during the quarter.

White Mountains’ total expenses were essentially flat in the first quarter of 2008 when compared to the first quarter of 2007. Loss and LAE increased by $25 million to $639 million in the first quarter of 2008 due primarily to increased loss and LAE ratios at OneBeacon and Esurance, while other underwriting expenses decreased by $21 million to $117 million, due primarily to a 23% decrease at OneBeacon from lower incentive compensation and occupancy costs.

The income tax (benefit) provision related to pre-tax (loss) income for the first quarter of 2008 and 2007 represented effective tax rates of (32%) and 24%, respectively, which were lower than the U.S. statutory rate of 35%, primarily due to income generated in jurisdictions other than the United States. Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

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

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2008 and 2007 follow:

	Three Months Ended March 31,
Millions	2008	2007

Gross written premiums	$500.3	$494.3
Net written premiums	$425.7	$440.3
Earned insurance and reinsurance premiums	$455.3	$468.9
Net investment income	50.1	50.6
Net realized investment gains	3.7	54.9
Net unrealized losses on investments	(59.1)	—
Other revenue	3.6	3.1
Total revenues	453.6	577.5
Losses and LAE	300.9	288.2
Insurance and reinsurance acquisition expenses	84.7	78.3
Other underwriting expenses	70.1	90.9
General and administrative expenses	4.4	2.4
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0
Interest expense on debt	11.5	11.4
Interest expense - dividends and accretion of preferred stock	17.6	15.8
Total expenses	492.2	491.0
Pre-tax (loss) income	$(38.6)	$86.5

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	March 31,	Dec. 31,	March 31,
Millions, except per share amounts	2008	2007	2007
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,613.0	$1,906.5	$1,825.7
Remaining accretion of subsidiary preferred stock to face value	(11.1)	(21.6)	(49.5)
Adjusted OneBeacon common shareholders’ equity	1,601.9	1,884.9	1,776.2
OneBeacon Ltd. common shares outstanding (1)	96.0	98.5	100.0
OneBeacon book value per common share	$16.80	$19.36	$18.26
OneBeacon adjusted book value per common share	$16.69	$19.14	$17.76

(1)   Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in the third quarter of 2007.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
$ in millions	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	55%	72%	65%	66%
Expense	32%	38%	31%	34%
Total Combined	87%	110%	96%	100%
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	$110.4	$181.0	$163.6	$455.3

	Three Months Ended March 31, 2007
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	57%	55%	66%	62%
Expense	31%	38%	37%	36%
Total Combined	88%	93%	103%	98%
Net written premiums	$96.0	$171.3	$172.8	$440.3
Earned premiums	$106.3	$172.6	$189.8	$468.9

(1) Includes results from runoff operations.

OneBeacon Results - Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

OneBeacon ended the first quarter of 2008 with an adjusted book value per share of $16.69, reflecting a 1% decrease, including dividends, from adjusted book value per common share at December 31, 2007. OneBeacon’s pre-tax loss for the first quarter of 2008 was $39 million, compared to pre-tax income of $87 million for the first quarter of 2007, while the GAAP combined ratio was 100% for the first quarter 2008, compared to 98% for the first quarter of 2007.

The increase in OneBeacon’s GAAP combined ratio was primarily due to some large losses resulting from the winter weather in the northeastern United States and 4 points of catastrophe losses related principally to tornados in the southeastern United States. Partially offsetting the impact of the higher loss and LAE ratio was a two point decrease in the expense ratio. This decrease was driven by lower incentive compensation and occupancy costs in the first quarter of 2008. OneBeacon’s results for the first quarter of 2007 included $8 million of expenses associated with actions to optimize long-term occupancy costs, including OneBeacon’s move to its new U.S. headquarters in Canton, Massachusetts.

OneBeacon’s total revenues decreased 21% in the first quarter of 2008 to $454 million, compared to $578 million in the first quarter of 2007. Earned premiums decreased by 3% in the first quarter of 2008 compared to the first quarter of 2007. OneBeacon reported $59 million of net unrealized losses through pre-tax income in the first quarter of 2008 as a result of the FAS 159 election, compared to $13 million of net unrealized investment gains reported in other comprehensive income in the first quarter of 2007. Net realized investment gains decreased 93% in the first quarter of 2008 to $4 million, compared with $55 million in the first quarter of 2007, mainly due to the sale in the first quarter of 2007 of certain fixed maturity and equity securities in industry sectors that had experienced significant appreciation.

Specialty lines. Net written premiums for specialty lines increased by 16% to $111 million in the first quarter of 2008 from $96 million in the first quarter of 2007. The increase was primarily due to a $9 million increase in net written premiums in other specialty products to $11 million, principally driven by Accident and Health business, a $3 million increase in net written premiums at OneBeacon Professional Partners and a $3 million increase in net written premiums at International Marine Underwriters.

The specialty lines combined ratio for the first quarter of 2008 decreased to 87% from 88% for the first quarter of 2007. The decrease in the combined ratio was primarily due to a decrease in the loss and LAE ratio of 2 points to 55%, mainly due to a decrease in current accident year losses, partially offset by lower favorable development on prior accident year losses. The current accident year loss ratio decreased 7 points from the first quarter of 2007, which included a large loss related to the Agri run-off business. The first quarter of 2008 included 3 points of favorable prior accident year development, principally in professional liability, while the first quarter of 2007 included 7 points of favorable development related to professional liability, IMU and its other specialty lines on both non-catastrophe and catastrophe losses.

Commercial lines. Net written premiums for commercial lines decreased by 1% to $170 million in the first quarter of 2008 from $171 million in the first quarter of 2007. This decrease was due to a $7 million decrease in net written premiums to $131 million in the middle market business division, partially offset by a $5 million increase in net written premiums to $39 million in the small business division, primarily related to small business package products.

The commercial lines combined ratio for the first quarter of 2008 increased to 110% from 93% in the first quarter of 2007. The increase in the combined ratio was primarily due to an increase in the loss and LAE ratio of 17 points to 72%, primarily due to increases in both catastrophe and non-catastrophe losses. The first quarter of 2008 included 8 points of current accident year catastrophe losses, including losses from tornados in the southeastern United States, compared to 1 point of current accident year catastrophe losses in the first quarter of 2007. Additionally, current accident year non-catastrophe losses increased 11 points as compared with the prior year period, due in part to large losses from the winter weather in the northeastern United States. The expense ratio for the first quarter of 2008 was essentially flat when compared to the first quarter of 2007.

Personal lines. Net written premiums for personal lines decreased by 16% to $145 million in the first quarter of 2008 from $173 million in the first quarter of 2007. In traditional personal lines, net written premiums decreased 18% due to an increasingly competitive auto market and the decision to cease writing business in Houston General Insurance Exchange (“Houston General”) in late 2007. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (“Universal”) under which Houston General ceded $7 million of unearned premiums to Universal. Further, AutoOne Insurance (“AutoOne”) continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $137 million in 2008, from $170 million in 2007, $253 million in 2006 and $383 million in 2005. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the first quarter of 2008 decreased to 96% from 103% for the first quarter of 2007. The decrease in the combined ratio was primarily due to a decrease in the expense ratio of 6 points to 31%, primarily due to office consolidation expenses in the prior year period, the impact of expense actions taken in 2007 to better align personal lines staffing with business needs and lower incentive compensation costs in the first quarter of 2008. The loss and LAE ratio decreased one point to 65%, mainly due to a decrease in prior accident year development from the first quarter of 2007.

Run off. For the first quarter of 2008, OneBeacon’s run off operations generated an underwriting loss of $3 million, compared to an underwriting loss of $9 million in the first quarter of 2007. The variance was primarily due to lower loss and LAE in the first quarter of 2008. The first quarter of 2008 included $3 million of loss and LAE, compared with $7 million in the first quarter of 2007.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2008 and 2007 follow:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross written premiums	$446.9	$499.0
Net written premiums	$359.6	$403.6
Earned insurance and reinsurance premiums	$266.8	$298.3
Net investment income	50.5	48.1
Net realized investment (losses) gains	(12.2)	19.9
Net unrealized losses on investments	(40.3)	—
Other revenue (expense)	(12.9)	(3.6)
Total revenues	251.9	362.7
Losses and LAE	168.2	194.6
Insurance and reinsurance acquisition expenses	55.6	69.6
Other underwriting expenses	27.0	31.3
General and administrative expenses	5.1	6.6
Accretion of fair value adjustment to losses and LAE reserves	1.2	1.1
Interest expense on debt	6.9	1.2
Total expenses	264.0	304.4
Pre-tax (loss) income	$(12.1)	$58.3
GAAP ratios:
Losses and LAE	63%	65%
Expense	31%	34%
Total Combined	94%	99%

White Mountains Re Results - Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

White Mountains Re’s pre-tax loss for first quarter of 2008 was $12 million compared to pre-tax income of $58 million for first quarter of 2007. Improved underwriting performance was offset by investment losses, foreign exchange translation losses and higher interest expense. White Mountains Re’s GAAP combined ratio was 94% for first quarter of 2008, compared to 99% for the first quarter of 2007. The 2008 results included $40 million of net unrealized losses reported in pre-tax income in the first quarter of 2008 as a result of the FAS 159 election, compared to $9 million of net unrealized investment gains reported in other comprehensive income in the first quarter of 2007. The first quarter of 2008 included $13 million of net foreign currency translation losses compared to $6 million of net foreign currency translation losses for the first quarter of 2007. The loss and LAE ratio for first quarter of 2008 included 3 points, or $9 million, in pre-tax losses, net of reinsurance and reinstatement premiums, from European windstorm Emma. The loss ratio for the first quarter of 2007 included 16 points, or $45 million, in pre-tax losses, net of reinsurance and reinstatement premiums, from European windstorms Kyrill and Hanno. In addition, White Mountains Re recorded $33 million of net unfavorable loss development in first quarter of 2008, which included $41 million of unfavorable development related to construction defect claims from accident years 2003 and prior. These losses were offset by $8 million of net favorable development primarily from recent accident years.

The construction defect claims represent building contractors’ loss exposures from reinsurance programs that were underwritten by Folksamerica during the 1995 through 2001 underwriting years, primarily from California or neighboring states. The adverse development was recognized following the receipt of significantly late reported claims.

White Mountains Re’s gross written premiums decreased by 10% to $447 million in first quarter of 2008, compared to $499 million in 2007, and net written premiums decreased by 11% to $360 million in first quarter of 2008 compared to $404 million in 2007. These decreases were in most lines of business and were primarily due to pricing, terms and conditions that no longer met White Mountains Re’s underwriting guidelines. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. This excess underwriting capacity, combined with fewer large catastrophic events during 2006 and 2007, has resulted in downward pressure on pricing. Higher ceding company retentions have also reduced White Mountains Re’s premiums. These decreases in White Mountains Re’s premiums were partially offset by favorable foreign currency exchange rate movements versus the U.S. dollar, particularly the Swedish Krona, and increases in Sirius’ accident and health business.

White Mountains Re’s net investment income in first quarter of 2008 increased by 5% to $51 million from the first quarter of 2007 mainly due to an increase in invested assets resulting from the proceeds from the issuance of the WMRe Preference Shares in May 2007.

White Mountains Re’s other revenues decreased by $9 million to a loss of $13 million for the first quarter of 2008 compared to a loss of $4 million for the first quarter of 2007. The 2008 quarter included $13 million of net foreign currency translation losses compared to $6 million for the first quarter of 2007.

Other underwriting expenses in first quarter of 2008 decreased by $4 million to $27 million compared to $31 million in 2007. This decrease is primarily due to a decrease in incentive compensation accruals.

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million, which resulted in the recognition of an extraordinary gain of $4 million. Helicon Re Holdings, Ltd. is the parent of Helicon, which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re. White Mountains Re did not renew its quota share arrangements with Helicon and Olympus for 2008. Olympus continues to be responsible to pay losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007.

White Mountains Re’s interest expense increased by $6 million in first quarter of 2008, primarily due to a full quarter of interest on the WMRe Senior Notes, which were issued in March of 2007.

Esurance

Financial results and GAAP ratios for Esurance for the three months ended March 31, 2008 and 2007 follow:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross written premiums	$231.2	$208.8
Net written premiums	$230.3	$207.7
Earned insurance and reinsurance premiums	$207.0	$170.8
Net investment income	7.9	6.2
Net realized (losses) gains on investments	(1.5)	1.0
Net unrealized losses on investments	(5.6)	—
Other revenue	3.1	3.0
Total revenues	210.9	181.0
Losses and LAE	168.4	130.3
Insurance and reinsurance acquisition expenses	46.4	44.7
Other underwriting expenses	19.0	14.7
General and administrative expenses	.6	.1
Total expenses	234.4	189.8
Pre-tax loss	$(23.5)	$(8.8)
GAAP ratios:
Losses and LAE	81%	76%
Expense	32%	35%
Total Combined	113%	111%

Esurance Results - Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Esurance’s pre-tax loss in the first quarter of 2008 was $24 million compared to $9 million for the first quarter of 2007, while its GAAP combined ratio was 113% for the first quarter of 2008 compared to 111% for the first quarter of 2007. The 2 point increase in the combined ratio was the result of a higher loss ratio, which was due to increased severity for paid injury claims. Esurance has taken pricing action in select states to address higher injury cost trends, increasing rates in 11 of its 28 states in the first quarter of 2008. The higher loss ratio was partially offset by a 3 point improvement in the expense ratio as compared to the first quarter of 2007, which was due to reduced advertising expenses and improved operational efficiency as Esurance continues to scale its business. Esurance’s results in the first quarter of 2008 included $6 million in net unrealized investment losses reported through pre-tax income as a result of the FAS 159 election, compared to $1 million in net unrealized investment gains recorded through other comprehensive income in the first quarter of 2007.

Esurance’s net written premiums for the first quarter of 2008 were $230 million, up 11% from $208 million in the first quarter of last year. Due to the high cost of acquiring new customers, Esurance reduced its customer acquisition spending by approximately 20% in the first quarter of 2008 from the same period in 2007. During the first quarter of 2008, Esurance added approximately 20,000 policies-in-force, ending the quarter with more than 500,000 policies-in-force, an increase of 17% from the first quarter of 2007. Esurance advertises through national cable television, online video, sponsorships, and online agency channels.

Esurance writes business in 28 states, which represent approximately 85% of the personal auto insurance premiums written in the United States during 2007. For the quarter ended March 31, 2008, Esurance’s largest states were California (with 22% of direct written premium), Florida (17%), New York (8%), Texas (5%) and Washington (5%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group, WM Advisors and White Mountains’ investments in Symetra, Pentelia, Delos and Montpelier Re (until its disposition in May 2007).

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
Millions	2008	2007

Gross written premiums	$—	$—
Net written premiums	$—	$—
Earned insurance and reinsurance premiums	$—	$—
Net investment income	8.3	13.1
Net realized investment losses	(3.0)	(1.9)
Net unrealized losses on investments	—	—
Other revenue - Tuckerman Funds	24.4	21.6
Other revenue	(8.2)	12.1
Total revenues	21.5	44.9
Losses and LAE	1.2	.2
Insurance and reinsurance acquisition expenses	—	—
Other underwriting expenses	.7	.8
General and administrative expenses -Tuckerman Funds	24.6	22.8
General and administrative expenses	23.5	21.0
Interest expense - debt	1.0	4.2
Total expenses	51.0	49.0
Pre-tax loss	$(29.5)	$(4.1)

Other Operations Results - Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

White Mountains’ Other Operations segment reported a pre-tax loss of $30 million for the first quarter of 2008, compared to a $4 million pre tax loss in the first quarter of 2007. The increase in pre-tax loss for the segment is primarily due to $21 million of losses in the WM Life Re business that were primarily mark-to-market losses from the effect of the volatile investment market conditions on the valuation of Life Re’s derivative assets and liabilities during the quarter.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains’ investment portfolio mix as of March 31, 2008 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2.4 years including short-term investments and about 3.2 years excluding short-term investments at March 31, 2008, to seek the highest after-tax, risk-adjusted total returns.

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

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three months ended March 31, 2008 and 2007 follows:

Pre-tax investment results Millions	Three Months Ended March 31,
	2008	2007
Net investment income	$116.8	$118.0
Net realized investment gains (losses)	(13.0)	73.9
Net unrealized investment gains (losses) (1)	(105.0)	25.3
Net unrealized foreign currency gains (losses) on investments	68.8	(6.0)
Total GAAP pre-tax investment gains	$67.6	$211.2

(1)   In 2008 White Mountains reported net unrealized investment losses through net income as a result of the FAS 159 election. During 2007, net unrealized investment gains were reported through other comprehensive income.

	Three Months Ended March 31,
Gross investment returns and benchmarks	2008	2007
Fixed maturity investments	1.9%	1.6%
Short-term investments	.7	1.2
Total fixed maturities	1.6	1.5
Lehman U.S. Aggregate Index	2.2	1.5
Convertible fixed maturities	(2.3)	.2
Common stock	(4.0)	3.9
Other investments	(3.5)	5.3
Total equities	(3.9)	4.3
S&P 500 Index (total return)	(9.4)	.6
Total consolidated portfolio	.5%	1.9%

White Mountains’ total return on invested assets was 0.5% in the first quarter of 2008, compared to 1.9% in the first quarter of 2007, as positive foreign currency translation on investment assets held by Sirius International and modest fixed maturity results were substantially offset by a 4% decline in the equity portfolio. Treasuries performed well in the first quarter due to investors’ increased demand for risk-free investments. As a result, spreads for corporate bonds and structured securities widened during the first quarter, which adversely impacted total fixed maturity returns. Although the equity portfolio declined 4% during the quarter, it outperformed the S&P 500 Index, which was down over 9%.

Fair Value Considerations

On January 1, 2008, the Company adopted FAS 157, Fair Value Measurements. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

White Mountains uses observable inputs for the majority of its investment portfolio. As of March 31, 2008, approximately 91.9% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Other investments, which comprises investments in limited partnerships, hedge fund and private equity interests for which the FAS 159 fair value option has been elected, are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. These investments are not publicly traded and accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

Fair value estimates based upon quoted prices or other observable inputs obtained are validated by comparison to prices from an alternative pricing source on a test basis.

Fair values for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs other than quoted prices, such as benchmark interest rates, market comparable securities, broker quotes and other relevant inputs. Level 3 measurements for fixed maturities relate primarily to securities recently acquired at the date of measurement and for which observable inputs were unavailable at that date. Fair value estimates based on conventional market methodologies (e.g., present value of future cash flows) are generally priced in the subsequent period through quoted prices or other observable inputs.

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at March 31, 2008 :

	March 31, 2008
Millions	Total fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
Fixed maturities	$6,842.6	$186.7	2.7%
Common equity securities	1,520.7	133.4	8.8%
Convertible fixed maturity investments	463.0	2.8	0.6%
Short-term investments	2,372.2	—	—
Other investments(1)	633.5	633.5	100.0%
Total investments	$11,832.0	$956.4	8.1%

(1)                                  The fair value of investment partnerships excludes carrying value of $9.0 associated with other investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three months ended March 31, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other Investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in (out)	(34.9)	(158.3)	—	52.4	(140.8)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2008	$(3.9)	$(2.8)	$—	$(17.8)	$(24.5)

Transfers out of Level 3 measurements for fixed maturities relate primarily to securities recently acquired at January 1, 2008 and for which observable inputs were unavailable at that date. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparable and/or broker quotes. Transfers out of Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at January 1, 2008. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. Although the prices for these securities were based upon unobservable market inputs, the fair value measurements did not differ materially from fair values based upon current market inputs at the reporting date. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2. Transfers into Level 3 for investment partnerships relates to the Company’s investment in Pentelia which previously accounted for under the equity method (see Note 12). When the Company’s investment fell below the threshold for equity method accounting, the Company began accounting for the investment as a FAS 115 security, classified as trading.

All of the Company’s variable annuity reinsurance liabilities ($96.0 million) were classified as Level 3 measurements at March 31, 2008. The following table summarizes the changes in the Company’s variable annuity reinsurance liabilities and derivative instruments classified as Level 3 measurements for the three months ended March 31, 2008:

Millions	Liabilities	Derivative Instruments
Balance at January 1, 2008	$(12.7)	$38.9
Purchases	—	10.9
Realized and unrealized gains (losses)	(83.3)	23.1
Transfers in (out)	—	—
Sales/settlements	—	—
Balance at March 31, 2008	$(96.0)	$72.9

The liability recorded for the variable annuity benefit guarantees includes certain inputs that management does not believe reflect the likely cost of amounts to be paid over the term of the contracts. Specifically, equity and currency exchange rate volatilities based upon current market expectations (“implied volatilities”) are significant inputs to the liability calculation. Over time, however, actual volatilities (“realized volatilities”) measured at the end of a term tend to be lower than those implied by the markets at the beginning of the corresponding term. From inception of reinsurance of the contracts, implied volatilities have increased significantly; the Company expects that the increase to the liability arising from current elevated implied volatilities will decrease over the expected remaining term of the contracts.

All of the Company’s weather risk management contracts ($14.5 million) were classified as Level 3 measurements at March 31, 2008. The following table summarizes the changes in the Company’s weather risk management contract Level 3 measurements for the three months ended March 31, 2008:

Millions	Three Months Ended March 31, 2008
Net liability for weather derivative contracts as of January 1, 2008 (1)	$17.9
Net consideration received during the period for new contracts	8.4
Net payments made on contracts settled during the period	(7.8)
Transfers in (out)	—
Net decrease in fair value on settled and unsettled contracts	(4.0)
Net liability for weather derivative contracts as of March 31, 2008 (2)	$14.5

(1)   Includes unamortized deferred gains of $2.9.

(2)   Includes unamortized deferred gains of $4.6.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of March 31, 2008. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2008. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $9 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending program at March 31, 2008. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2008, $89 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings as of March 31, 2008 and December 31, 2007:

Millions	March 31, 2008	December 31, 2007
Mortgage-backed securities:
Agency (1)	$1,322.5	$1,019.2
Non-agency:
Residential	805.9	1,121.7
Commercial	372.1	317.2
Total mortgage-backed securities	2,500.5	2,458.1
Other asset-backed securities:
Credit card	449.8	428.9
Auto	18.8	8.4
Other	1.8	3.2
Total other asset-backed securities	470.4	440.5
Total asset-backed securities (2)	$2,970.9	$2,898.6

(1)   Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)   Of White Mountains’ total asset-backed securities, approximately 98% and 95% as of March 31, 2008 and December 31, 2007, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). The remainder are investment grade.

NON-GAAP FINANCIAL MEASURES

This report includes four non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of growth in fully diluted tangible book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 31.

Book value per share is derived by dividing the Company’s total GAAP shareholders’ equity as of a given date by the number of common shares outstanding as of that date, including the dilutive effects of outstanding options and warrants to acquire common shares, as well as the unamortized accretion of preferred stock. Fully diluted tangible book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude any unamortized goodwill and net unrealized gains from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of fully diluted tangible book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. The reconciliation of fully diluted tangible book value per share to book value per share is included on page 30.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd. Tangible capital excludes from total capital the unamortized goodwill of consolidated limited partnerships and the equity in net unrealized gains from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total tangible capital is included on page 47.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 33.

LIQUIDITY AND CAPITAL RESOURCES

Berkshire Exchange

During the first quarter of 2008, White Mountains signed an exchange agreement with Berkshire to transfer certain runoff businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (the “Berkshire Exchange”).

Under the terms of the agreement, Berkshire would exchange all or substantially all of its 16.3% stake in White Mountains (1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold Commercial Casualty Insurance Company, International American Group, Inc. and $751 million in cash, subject to adjustment.

In anticipation of the Berkshire Exchange, White Mountains drew the $475 million available on WTM Bank Facility to provide the necessary funds at the holding company level required for the transaction. The Company plans to repay the borrowings over time as it extracts funds from its operations. Outstanding borrowings under the WTM Bank Facility at March 31, 2008 have an effective interest rate of 3.1%. In April 2008, the Company repaid $175 million of the borrowings and extended the balance at an effective interest rate of 3.3%.

Operating cash and short-term investments

Holding company level. The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company’s common shares, payments on its debt obligations, dividend payments on the Company’s common shares, minority interest holders of OneBeacon Ltd.’s common shares, the Berkshire Preferred Stock and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income, capital raising activities and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, purchases of investments, payments on their debt obligations and dividend and tax sharing payments made to holding companies.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds.

During the first quarter of 2008, OneBeacon Ltd. paid a $195 million special dividend in addition to its regular quarterly dividend of $20 million to its common shareholders. A total of $161 million of these dividends were paid to an intermediate holding company of White Mountains.

As of March 31, 2008, OneBeacon had approximately $140 million of net unrestricted cash, fixed maturity and equity securities outside of its regulated insurance operating subsidiaries.

Fund American’s ability to declare or pay dividends is limited by the terms of the Berkshire Preferred Stock, which matures in May 2008. Fund American may not, under certain circumstances, declare or pay any dividend or distribution without the consent of the holders of the Berkshire Preferred Stock. During the first quarter of 2008, OneBeacon did not pay any dividends to Fund American.

White Mountains Re:

Folksamerica has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2007 statutory surplus of $927 million, Folksamerica would have the ability to pay approximately $93 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of March 31, 2008, Folksamerica had approximately $25 million of earned surplus. During the first quarter of 2008, Folksamerica paid dividends of $40 million to its immediate parent.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2007, Sirius International had $52 million of unrestricted statutory surplus, which is available for distribution in 2008. Based on its 2007 results, Sirius International would have the ability to declare and pay additional dividends (on top of the $52 million noted above) of up to $60 million in 2008 without regulatory approval, if it elects not to allocate its related pre-tax earnings to the Safety Reserve. Sirius, however, has elected to allocate these earnings to the Safety Reserve.

In accordance with the provisions of Swedish law, Sirius International can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes. In early 2008, Sirius International transferred approximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution.

WMRe (Bermuda) has the ability to declare and pay dividends of up to $103 million in 2008 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements. During the first quarter of 2008, WMRe (Bermuda) paid $13 million of dividends to its immediate parent.

WMRUS has the ability to distribute its 2008 earnings without restriction. At March 31, 2008, WMRUS had $3 million of unrestricted cash. WMRUS did not pay any dividends during the first quarter of 2008.

During the first quarter of 2008, White Mountains Re paid $25 million of dividends to its immediate parent. As of March 31, 2008, White Mountains Re and its intermediate holding companies had $100 million of net unrestricted cash and fixed maturity investments outside of Folksamerica, Sirius International, WMRe (Bermuda) and WMRUS.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2007 statutory net income, Esurance’s top tier regulated insurance operating subsidiary has the ability to pay $3 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of March 31, 2008, Esurance’s top tier regulated insurance operating subsidiary had $30 million of unassigned funds.

In addition, as of March 31, 2008, Esurance had $.6 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. Esurance did not pay any dividends during the first quarter of 2008.

Other operations:

As of March 31, 2008, White Mountains had approximately $1 billion of net unrestricted cash, fixed maturity and equity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.5 billion at March 31, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($431 million at March 31, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2008 and December 31, 2007:

($ in millions)	March 31, 2008	December 31, 2007
Total investments	$12,150.2	$11,649.0
Consolidated limited partnership investments (1)	(116.8)	(123.0)
Investments held in trust	(309.2)	(305.6)
Cash	229.6	171.3
Investment in unconsolidated affiliates	362.3	406.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	26.3	5.6
Accounts receivable on unsettled investment sales	35.3	201.1
Accounts payable on unsettled investment purchases	(106.3)	(46.4)
Interest-bearing funds held by ceding companies (2)	183.8	192.8
Interest-bearing funds held under reinsurance treaties (3)	(74.5)	(73.4)
Net investment assets	$12,380.7	$12,077.7

Total common shareholders’ equity	$4,679.2	$4,713.4
Minority interest - OneBeacon Ltd.	407.4	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Debt	1,666.0	1,192.9
Total capital (4)	$7,002.6	$6,673.5
Unamortized goodwill	(34.0)	(30.4)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	26.3	5.6
Total tangible capital	$6,994.9	$6,648.7

Insurance float	$5,385.8	$5,429.0

Insurance float as a multiple of total tangible capital	0.8x	0.8x
Net investment assets as a multiple of total tangible capital	1.8x	1.8x

Insurance float as a multiple of common shareholders’ equity	1.2x	1.2x
Net investment assets as a multiple of common shareholders’ equity	2.6x	2.6x

(1)	The minority interest portion of investments of consolidated limited partnership have not been included in insurance float because White Mountains does not have the ability to utilize these assets
(2)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.
(3)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.
(4)

Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at March 31, 2008 and December 31, 2007 of $289 and $278, respectively, and $309 and $306, respectively, of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on White Mountains’ balance sheet until it is redeemed.

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

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2008 and December 31, 2007:

($ in millions)	March 31, 2008	December 31, 2007
FAC Senior Notes, carrying value	$699.0	$698.9
WMRe Senior Notes, carrying value	398.9	398.9
WTM Bank Facility	475.0	—
Fund American Bank Facility	—	—
Other debt of operating subsidiaries	93.1	95.1
Total debt	1,666.0	1,192.9

Minority interest - OneBeacon Ltd.	407.4	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Total common shareholders’ equity	4,679.2	4,713.4
Total capital (1)(2)	7,002.6	6,673.5
Unamortized goodwill	(34.0)	(30.4)
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	26.3	5.6
Total tangible capital	$6,994.9	$6,648.7

Total debt to total tangible capital	24%	18%
Total debt and Preference Shares to total tangible capital	27%	22%

(1)

The minority interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this minority interest.

(2)

The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference of $289 and $278 at March 31, 2008 and December 31, 2007, respectively, was not included in total capital because it was economically defeased in connection with the OneBeacon Offering.

Management believes that White Mountains’ strong financial position provides it with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

Detailed information concerning significant changes in White Mountains’ financing structure during 2008 follows. Refer to the Company’s 2007 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2007.

As of March 31, 2008, White Mountains had drawn the full $475 million under the WTM Bank Facility. White Mountains subsequently repaid $175 million of this amount on April 18, 2008.

OneBeacon, through its wholly owned subsidiary, Fund American, has a $75 million revolving credit facility that matures in November 2011 (the “Fund American Bank Facility”). As of March 31, 2008, the Fund American Bank Facility was undrawn.

The WTM Bank Facility and the Fund American Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the Fund American Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The Fund American Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, Fund American, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of Fund American, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, Fund American or WMRe Group must adhere. At March 31, 2008, White Mountains was in compliance with all of the covenants under the Fund American Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Programs

White Mountains:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate White Mountains to acquire any specific number of shares. As of March 31, 2008, 290,841 common shares had been repurchased for $145 million and retired. White Mountains did not repurchase any of its common shares under this program during the first quarter of 2008.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the first quarter of 2008, OneBeacon Ltd. repurchased 2.5 million shares for an aggregate purchase price of $53 million. As of March 31, 2008, a total of 4.0 million Class A common shares had been repurchased for $86 million and retired.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the three months ended March 31, 2008 and 2007 follows:

For the three months ended March 31, 2008

Financing and Other Capital Activities

In anticipation of the Berkshire Exchange, White Mountains drew the $475 million available on WTM Bank Facility to provide the necessary funds at the holding company level required for the transaction. The Company plans to repay the borrowings over time as it extracts funds from its operations. In April of 2008, the Company repaid $175 million of the borrowings on the WTM Bank Facility.

During the first quarter of 2008, the Company declared and paid a cash dividend of $21 million to its common shareholders.

During the first quarter of 2008, OneBeacon Ltd. declared and paid cash dividends of $215 million to its common shareholders, including a $195 million special dividend and a $20 million regular quarterly dividend. $161 million of these dividends were received by an intermediate holding company of White Mountains.

During the first quarter of 2008, OneBeacon repurchased and retired 2.5 million of its Class A common shares for $53 million through its share repurchase program.

During the first quarter of 2008, White Mountains Re paid $25 million of dividends to its immediate parent.

Acquisitions and Dispositions

During the first quarter of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI for $30 million.

Other Liquidity and Capital Resource Activities

During the first quarter of 2008, White Mountains made payments totaling $66 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

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

During the first quarter of 2007, OneBeacon Ltd. declared and paid a cash dividend of $21 million to its common shareholders, $15 million of which was received by an intermediate holding company of White Mountains. In addition, OneBeacon Ltd. paid $8 million in dividends on its mandatorily redeemable preferred stock, using funds that were held in trust for the purpose of economically defeasing the preferred stock.

Acquisitions and Dispositions

During the first quarter of 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon’s employee stock ownership plan for proceeds of $17 million.

Other Liquidity and Capital Resource Activities

During the first quarter of 2007, White Mountains made payments totaling $107 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of the Company’s 2007 Annual Report on Form 10-K;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of March 31, 2008, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2008.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

As described in the Company’s 2007 Annual Report on Form 10-K under Item 3 - “Legal Proceedings”, OneBeacon and Liberty Mutual are engaged in arbitration and litigation relating to claims-related services and reinsurance arrangements in connection with OneBeacon’s transfer of certain of its operations to Liberty Mutual in 2001. Arbitration hearings regarding claims-related service issues were held in April 2008 (without decision) and arbitration hearings regarding damages related thereto are scheduled to occur in the third quarter of 2008.

As described in the Company’s 2007 Annual Report on Form 10-K under Item 3 - “Legal Proceedings”, Dennis J. Czerwinski filed a lawsuit against Esurance Property and Casualty Insurance Company and Esurance Insurance Company alleging violations of the Fair Credit Reporting Act and seeking class certification. The parties have settled this suit on an individual basis.

Item 1A.	Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides detail of White Mountains’ purchases of its common shares during the first quarter of 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Months	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (1)
January 1 - 31, 2008	6,838	$480.15	—	709,159

(1)   On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration date and does not obligate White Mountains to acquire any specific number of shares.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: May 2, 2008	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer