Form 10-Q
period 2008-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2008-08-01
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐     No  ☒

As of July 31, 2008, 10,494,873 common shares with a par value of $1.00 per share were outstanding (which includes 53,200 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share and per share amounts)	2008	2007
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $6,709.0 and $7,193.0)	$6,846.4	$7,371.5
Common equity securities, at fair value (cost: $1,431.6 and $1,298.8)	1,620.6	1,550.7
Short-term investments, at amortized cost (which approximates fair value)	1,988.0	1,327.3
Other investments (cost: $545.1 and $539.2)	666.5	603.3
Convertible fixed maturity investments, at fair value (cost: $425.2 and $482.1)	414.6	490.6
Trust account investments, at amortized cost (fair value $ – and $307.0)	—	305.6
Total investments	11,536.1	11,649.0
Cash (restricted: $18.8 and $8.5)	198.3	171.3
Reinsurance recoverable on unpaid losses	1,622.2	1,702.9
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,705.4	1,765.0
Reinsurance recoverable on paid losses	41.2	59.5
Insurance and reinsurance premiums receivable	953.3	877.0
Securities lending collateral	474.9	661.6
Funds held by ceding companies	221.0	231.1
Investments in unconsolidated affiliates	289.0	406.3
Deferred acquisition costs	338.4	326.0
Deferred tax asset	324.1	236.6
Ceded unearned premiums	158.8	123.1
Accrued investment income	78.0	83.2
Accounts receivable on unsettled investment sales	36.5	201.1
Other assets	726.6	611.9
Total assets	$18,703.8	$19,105.6

Liabilities
Loss and loss adjustment expense reserves	$7,946.4	$8,062.1
Unearned insurance and reinsurance premiums	1,760.3	1,605.2
Debt	1,520.6	1,192.9
Securities lending payable	476.3	661.6
Deferred tax liability	453.8	353.2
Incentive compensation payable	142.9	224.2
Funds held under reinsurance treaties	76.0	103.0
Ceded reinsurance payable	88.4	124.8
Accounts payable on unsettled investment purchases	72.8	46.4
Other liabilities	820.3	873.1
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $ – and $300.0)	—	278.3
Total liabilities	13,357.8	13,524.8
Minority interest - OneBeacon, Ltd.	400.0	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Minority interest - consolidated limited partnerships	98.7	100.2
Total minority interest	748.7	867.4

Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,552,376 and 10,553,572 shares	10.6	10.5
Paid-in surplus	1,691.1	1,680.7
Retained earnings	2,802.2	2,718.5
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	—	208.9
Equity in unrealized losses from investments in unconsolidated affiliates	(66.4)	(1.9)
Net unrealized foreign currency translation gains	162.3	99.3
Other	(2.5)	(2.6)
Total common shareholders’ equity	4,597.3	4,713.4
Total liabilities, minority interest and common shareholders’ equity	$18,703.8	$19,105.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2008	2007	2008	2007
Revenues:

Earned insurance and reinsurance premiums	$921.7	$960.7	$1,850.8	$1,898.7
Net investment income	111.7	126.7	228.5	244.7
Net realized investment (losses) gains	(4.9)	89.1	(17.9)	163.0
Net unrealized investment losses	(54.2)	—	(159.2)	—
Other revenue	64.9	34.1	74.9	70.3
Total revenues	1,039.2	1,210.6	1,977.1	2,376.7

Expenses:

Loss and loss adjustment expenses	632.7	592.1	1,271.4	1,205.4
Insurance and reinsurance acquisition expenses	178.8	203.6	365.5	396.2
Other underwriting expenses	127.4	136.2	244.2	273.9
General and administrative expenses	57.8	62.4	116.0	115.3
Accretion of fair value adjustment to loss and loss adjustment expense reserves	4.1	5.5	8.3	10.6
Interest expense on debt	21.7	18.3	41.1	35.1
Interest expense - dividends on preferred stock subject to mandatory redemption	4.7	7.5	11.8	15.1
Interest expense - accretion on preferred stock subject to mandatory redemption	11.1	8.8	21.6	17.0
Total expenses	1,038.3	1,034.4	2,079.9	2,068.6

Pre-tax (loss) income	.9	176.2	(102.8)	308.1

Income tax benefit (provision)	3.4	(55.8)	36.3	(87.0)

(Loss) income before equity in earnings of unconsolidated affiliates, extraordinary item, and minority interest	4.3	120.4	(66.5)	221.1

Equity in earnings of unconsolidated affiliates	6.0	8.6	6.4	19.1
Excess of fair value of acquired assets over cost	—	—	4.2	—
Minority interest	(19.5)	(26.4)	(10.1)	(45.4)

Net (loss) income	(9.2)	102.6	(66.0)	194.8

Change in net unrealized gains and losses for investments held	—	8.5	—	73.6
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(40.5)	(39.9)	(61.0)	(33.4)
Change in foreign currency translation and other	(6.6)	17.9	50.2	14.1
Recognition of net unrealized losses for investments sold	—	(39.3)	—	(90.2)

Comprehensive net (loss) income	$(56.3)	$49.8	$(76.8)	$158.9

Basic (loss) earnings per share	$(.87)	$9.51	$(6.27)	$18.07
Diluted (loss) earnings per share	(.87)	9.49	(6.27)	18.03

Dividends declared and paid per common share	$2.00	$2.00	$4.00	$4.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	Shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax
Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)
Net loss	(66.0)	—	(66.0)	—
Other comprehensive loss, after-tax	(10.7)	—	—	(10.7)
Dividends declared on common shares	(42.3)	—	(42.3)	—
Issuances of common shares	8.4	8.4	—	—
Repurchases and retirements of common shares	(11.3)	(4.0)	(7.3)	—
Amortization of restricted share and option awards	6.1	6.1	—	—

Balances at June 30, 2008	$4,597.3	$1,701.7	$2,802.2	$93.4

		Common		Accum. other
	Common	shares and		comprehensive
	Shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8

Cumulative effect adjustment - taxes (FIN 48)	.2	—	.2	—
Net income	194.8	—	194.8	—
Other comprehensive loss, after-tax	(35.9)	—	—	(35.9)
Dividends declared on common shares	(43.5)	—	(43.5)	—
Issuances of common shares	1.8	1.8	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—
Amortization of restricted share and option awards	5.1	5.1	—	—

Balances at June 30, 2007	$4,575.3	$1,731.9	$2,647.5	$195.9

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2008	2007
Cash flows from operations:
Net (loss) income	$(66.0)	$194.8
Charges (credits) to reconcile net (loss) income to net cash used for operations:
Net realized investment losses (gains)	17.9	(163.0)
Net unrealized investment losses	159.2	—
Excess of fair value of acquired assets over cost	(4.2)	—
Minority interest	10.1	45.4

Other operating items:
Net change in loss and loss adjustment expense reserves	(200.8)	(412.9)
Net change in reinsurance recoverable on paid and unpaid losses	170.3	424.6
Net change in unearned insurance and reinsurance premiums	119.1	149.7
Net change in funds held by ceding companies	25.5	85.6
Net change in deferred acquisition costs	(5.3)	(31.3)
Net change in ceded unearned premiums	(30.8)	(42.6)
Net change in funds held under reinsurance treaties	(27.6)	(31.0)
Net change in insurance and reinsurance premiums receivable	(58.3)	(92.2)
Net change in other assets and liabilities, net	(169.7)	(195.6)

Net cash used for operations	(60.6)	(68.5)

Cash flows from investing activities:
Net change in short-term investments	(631.3)	191.9
Sales of fixed maturity and convertible fixed maturity investments	2,268.2	3,047.1
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	985.9	546.5
Maturities of trust account investments	305.6	33.8
Sales of common equity securities	249.3	268.0
Sales of other investments	37.2	85.0
Sales of consolidated and unconsolidated affiliates, net of cash sold	4.2	—
Sale of shares of OneBeacon Ltd.	—	16.7
Purchases of other investments	(46.2)	(22.6)
Purchases of common equity securities	(359.9)	(392.1)
Purchases of fixed maturity and convertible fixed maturity investments	(2,552.8)	(3,800.9)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(172.6)	(51.6)
Net change in unsettled investment purchases and sales	191.0	(50.4)
Net acquisitions of property and equipment	(6.5)	(12.7)

Net cash provided from (used for) investing activities	272.1	(141.3)

Cash flows from financing activities:
Issuance of White Mountains Re Group, Ltd. Preference Shares, net of issuance costs	—	246.6
Issuance of debt	475.0	394.4
Repayment of debt	(177.0)	(322.0)
Redemption of mandatorily redeemable preferred stock	(300.0)	(20.0)
Interest rate swap agreements	—	(2.4)
Cash dividends paid to the Company’s common shareholders	(42.3)	(43.5)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(59.7)	(11.8)
Cash dividends paid to preferred shareholders	(11.8)	(15.1)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(1.9)
OneBeacon Ltd. common shares repurchased and retired	(62.2)	—
Common shares repurchased	(11.3)	(2.5)
Proceeds from option exercises	.1	1.8

Net cash (used for) provided from financing activities	(198.6)	223.6
Effect of exchange rate changes on cash	3.8	.1

Net increase in cash during the period	16.7	13.9

Cash balances at beginning of period (excludes restricted cash balances of $8.5 and $0)	162.8	159.0

Cash balances at end of period (excludes restricted cash balances of $18.8 and $0)	$179.5	$172.9
Supplemental cash flows information:
Interest paid	$(38.6)	$(29.0)
Net payments to national governments	$(59.2)	$(71.4)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at Bank of Butterfield Building, 42 Reid Street, Hamilton, Bermuda HM 12, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.  Significant transactions among White Mountains’ segments have been eliminated in this report.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).  During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  At June 30, 2008 White Mountains owned 75.1% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”), which was formerly known as Folksamerica Reinsurance Company, Sirius International Insurance Corporation (“WMRe Sirius”), and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”), which was formerly known as Fund American Reinsurance Company, Ltd.  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scan Re”) and Commercial Casualty Insurance Company (“CCIC”), both of which are in run off.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI, an online personal insurance agency, for $30.2 million. White Mountains also contributed an additional $2.6 million to AFI during the first quarter of 2008 and accounted for its investment in AFI under the equity method.  On April 1, 2008, White Mountains increased its ownership share to 68.9%.  As a result, effective April 1, 2008, White Mountains accounts for its investment in AFI as a consolidated subsidiary (see Note 2).

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“BICC”,) both of which are in run-off.  The Other Operations segment also includes White Mountains’ investments in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), Delos and the consolidated results of Tuckerman Capital, LP and Tuckerman Capital II, LP funds (“Tuckerman Funds”).

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

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to minority interests is presented net of related income taxes in the statement of operations and comprehensive income. The change in unrealized investment gains (losses) prior to the January 1, 2008 adoption of FAS 159, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of minority interest.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at June 30, 2008 and December 31, 2007 was 24.9% and 27.1%.

On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the WMRe Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The WMRe Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of operations and comprehensive income, respectively.

At June 30, 2008, the Company owned 68.9% of AFI, while the noncontrolling shareholders of AFI held 31.1% of its common equity shares and a $29.6 million Secured Senior Note from AFI (see Note 6). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 15).

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

Fair Value Option

On January 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains has made the fair value election for its portfolio of available for sale (“AFS”) securities, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefit (“GMDB”) liabilities.

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

White Mountains’ investments in limited partnerships comprises investments in hedge funds, private equity funds and other investment limited partnerships. Prior to January 1, 2008, changes in White Mountains’ interests in limited partnerships accounted for under the equity method were included in net realized investment gains and changes in interests in limited partnerships not accounted for under the equity method were reported, after-tax, as a component of other comprehensive income.  Effective January 1, 2008, the Company has made the fair value election for most of its limited partnership investments in hedge funds and private equity funds. For the limited partnership investments for which the Company has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those investment limited partnerships for which the Company has not made the fair value election, the Company continues to account for its interests under the equity method.

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

Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R is effective for fiscal years beginning after December 15, 2008. White Mountains is in the process of evaluating the potential effect of adoption.  FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in SFAS No. 141, Business Combinations (“FAS 141”). In addition, FAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share.  Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the FASB Concepts Statement No. 6, Elements of Financial Statements, criteria for an asset or liability. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS No. 109 Accounting For Income Taxes (“FAS 109”), such changes were recognized through goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

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

Note 2. Significant Transactions and Agreements

Berkshire Exchange

During the first quarter of 2008, White Mountains entered into an exchange agreement with Berkshire Hathaway Inc. (“Berkshire”) to transfer certain run-off businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (the “Berkshire Exchange”).

Under the terms of the agreement, Berkshire would exchange all or substantially all of its 16.3% stake in White Mountains (1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold CCIC, International American Group, and $751 million in cash, subject to adjustment.

In anticipation of the Berkshire Exchange, White Mountains drew the $475 million available on its revolving credit facility (the “WTM Bank Facility”) to provide the necessary funds at the holding company level required for the transaction.  In April 2008, the Company repaid $175 million of the borrowings on the WTM Bank Facility (see Note 6).

Helicon

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150.2 million, which resulted in the recognition of an extraordinary gain of $4.2 million. Helicon Re Holdings, Ltd. is the parent of Helicon Reinsurance Company, Ltd. (“Helicon”), which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re.

Answer Financial

During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI, an online personal insurance agency, for $30.2 million. White Mountains also contributed an additional $2.6 million to AFI during the first quarter of 2008 and accounted for its investment in AFI under the equity method.  On April 1, 2008, AFI emerged from a pre-packaged bankruptcy reorganization.  In the reorganization, the debt held by White Mountains was exchanged for additional shares of common equity, thus increasing White Mountains’ ownership share to 68.9%.  Effective April 1, 2008, White Mountains accounts for its investment in AFI as a consolidated subsidiary. On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 15).

In connection with the restructuring, which was accounted for as an acquisition under the purchase method of accounting, White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of April 1, 2008. Significant assets and liabilities acquired included cash of $9.4 million, debt of $29.6 million (see Note 6), accrued liabilities of $7.5 million and a deferred tax asset of $64.2 million, which was offset by a full valuation allowance prior to purchase accounting adjustments.  After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost, consisting of a $53.2 million intangible asset related to the value of business in force at the acquisition date, an adjustment to property and equipment of $4.0 million to reflect the fair value of AFI’s information technology infrastructure, and a related deferred tax liability of $20.0 million.  Upon recording the deferred tax liability, the valuation allowance was reduced by $20.0 million resulting in a valuation allowance of $44.2 million and a deferred tax asset of $20.0 million.  The intangible asset associated with the acquired business in force will be amortized over an 8-year period, consistent with the expected term of the related business in force.  For the three months ended June 30, 2008, White Mountains recognized $4.4 million of amortization expense related to the intangible asset associated with the acquired business in force.  The purchase adjustment related to the information technology infrastructure will be amortized over a 3-year period, consistent with the Company’s amortization period for similar assets.  For the three months ended June 30, 2008, White Mountains recognized $0.3 million of amortization expense related to AFI’s information technology infrastructure.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Gross beginning balance	$8,038.0	$8,636.0	$8,062.1	$8,777.2
Less beginning reinsurance recoverable on unpaid losses	(3,375.3)	(3,873.7)	(3,467.9)	(4,015.7)
Net loss and LAE reserves	4,662.7	4,762.3	4,594.2	4,761.5

Loss and LAE reserves acquired - Helicon	—	—	13.7	—

Loss and LAE incurred relating to:
Current year losses	583.4	627.8	1,201.7	1,257.9
Prior year losses	49.3	(35.7)	69.7	(52.5)
Total incurred losses and LAE	632.7	592.1	1,271.4	1,205.4

Accretion of fair value adjustment to loss and LAE reserves	4.1	5.5	8.3	10.6
Foreign currency translation adjustment to loss and LAE reserves	(1.5)	3.5	24.4	7.2

Loss and LAE paid relating to:
Current year losses	(269.9)	(238.8)	(418.9)	(381.3)
Prior year losses	(409.3)	(453.1)	(874.3)	(931.9)
Total loss and LAE payments	(679.2)	(691.9)	(1,293.2)	(1,313.2)

Net ending balance	4,618.8	4,671.5	4,618.8	4,671.5
Plus ending reinsurance recoverable on unpaid losses	3,327.6	3,693.2	3,327.6	3,693.2
Gross ending balance	$7,946.4	$8,364.7	$7,946.4	$8,364.7

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2008

White Mountains experienced $49.3 million and $69.7 million of net adverse loss reserve development on prior accident year loss reserves during the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008, White Mountains Re had net adverse loss reserve development of $50.7 million and $83.7 million.  The net adverse loss reserve development in the second quarter primarily resulted from a comprehensive loss reserve review as described below.  The net adverse loss reserve development for the six months ended June 30, 2008, also includes a first quarter $40.5 million charge related to construction defect (“CD”) claims from accident years 2001 and prior, offset by net favorable development from recent accident years.

Management commenced a comprehensive loss reserve review (the “Reserve Review”) in the second quarter of 2008, primarily as a result of the $40.5 million adverse loss reserve development recorded in the first quarter of 2008 referred to above. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants.  The Reserve Review included all of WMRe America’s non-asbestos and environmental (“A&E”) casualty loss reserves as well as certain lines of business at WMRe Sirius.  The Reserve Review resulted in $140.0 million of additional adverse loss reserve development at WMRe America, partially offset by $85.0 million of favorable loss development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable reserve development at WMRe Sirius was predominantly attributable to its property reinsurance book.

For the three months ended June 30, 2008, OneBeacon had net adverse loss reserve development of $0.4 million.  For the six months ended June 30, 2008, OneBeacon had net favorable development of $12.2 million that primarily related to professional liability in specialty lines and package business in commercial lines, partially offset by adverse development at AutoOne in personal lines and in run-off.

For the three and six months ended June 30, 2008, Esurance did not experience any net development on prior year losses.

For the three and six months ended June 30, 2008, the Other Operations segment had $1.8 million of net favorable development for both periods.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2007

White Mountains experienced $35.7 million and $52.5 million of net favorable development on prior accident year loss reserves during the three and six months ended June 30, 2007. For the three months ended June 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable development of $12.7 million, $18.1 million and $10.7 million, respectively, offset by $5.8 million of adverse loss reserve development on prior year losses at Esurance.  For the six months ended June 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable development of $24.7 million, $25.5 million and $10.7 million, respectively, offset by $8.4 million of adverse loss reserve development on prior year losses at Esurance.  Net favorable development at White Mountains Re primarily related to prior underwriting years on property lines. OneBeacon experienced net favorable development in 2007 that was primarily due to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.  Esurance has experienced net adverse loss reserve development in 2007 as reserves were increased for bodily injury claims from prior accident years. The Other Operations segment experienced $10.7 million of favorable development during the second quarter of 2007, primarily due to the settlement of a large claim at BICC.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, WMRe Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $4.1 million and $8.3 million of such charges for the three and six months ended June 30, 2008, and $5.5 million and $10.6 million for the three and six months ended June 30, 2007.  As of June 30, 2008, the outstanding pre-tax unaccreted adjustment was $50.3 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2008, OneBeacon had $22.1 million of reinsurance recoverables on paid losses and $2,785.0 million (gross of $213.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers (Millions)	Balance at June 30, 2008	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,016.7	71.8%	A++
Tokio Marine and Nichido Fire (3)	56.3	2.0%	A++
Munich Re America (formerly America Reinsurance Company)	45.8	1.6%	A+
QBE Insurance Corporation	36.1	1.3%	A
Swiss Re	27.3	1.0%	A+

(1)               A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)               Includes $404 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $296.1 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)               Excludes $46.4 of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2008 it has used approximately $2.1 billion of the coverage provided by NICO.  Through June 30, 2008 $1.0 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $41.6 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

Effective, July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009.  The program provides coverage for all OneBeacon property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices).  Under the program, the first $150 million of losses resulting from a single catastrophe are retained by OneBeacon and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

White Mountains Re

At June 30, 2008, White Mountains Re had $16.4 million of reinsurance recoverables on paid losses and $726.5 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at June 30, 2008	% of Total	A.M. Best Rating (2)	% Collateralized
OlympusI (1)(3)	$147.0	20%	NR-4	100%
Imagine (1)	146.5	20%	A-	100%
General Re	91.6	12%	A++	1%
London Life (1)	70.8	10%	A	100%
St. Paul Travelers Group	56.7	8%	A+	3%

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

(3)               Gross of $90.0 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

Note 5.  Investment Securities

White Mountains’ invested assets comprise securities and other investments held for general investment purposes.  Until May 31, 2008, OneBeacon also held securities in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300.0 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”).  The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account.

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

Prior to January 1, 2008, the Company accounted for its convertible bonds in accordance with FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“FAS 155”). Convertible bonds were recorded at fair value which changes therein recorded as realized investment gains or losses. On January 1, 2008, White Mountains has elected the fair value option under FAS 159 for its investment in convertible bonds, which continue to be recorded at fair value. Upon adoption of FAS 159, changes in fair value are recorded in revenues through unrealized investment gains (losses).

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

The portfolio of fixed maturity investments that were held in the segregated trust account were classified as held to maturity as White Mountains had the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2008 and December 31, 2007. Short-term investments held in the segregated trust account were included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, hedge fund and private equity interests.

Pre-tax net investment income for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Investment income:
Fixed maturity investments	$89.9	$103.9	$187.0	$200.2
Short-term investments	12.6	18.3	24.9	36.2
Common equity securities	9.2	6.5	18.3	11.5
Other	2.1	.1	2.1	1.2
Convertible fixed maturity investments	2.1	2.5	3.8	3.6
Total investment income	115.9	131.3	236.1	252.7
Less investment expenses	(4.2)	(4.6)	(7.6)	(8.0)
Net investment income, pre-tax	$111.7	$126.7	$228.5	$244.7

Pre-tax realized investment (losses) gains consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Fixed maturity investments	$(17.9)	$(3.1)	$(30.5)	$5.2
Common equity securities	15.4	46.2	18.8	94.2
Other investments	3.9	42.1	(3.8)	59.8
Convertible fixed maturity investments	(6.3)	3.9	(2.4)	3.8
Net realized investment (losses) gains, pre-tax	$(4.9)	$89.1	$(17.9)	$163.0

For the three and six months ended June 30, 2008 the Company recognized $(0.6) million and $(9.0) million of after - tax realized losses. During the three and six months ended June 30, 2007 the Company recognized after - tax realized gains of $62.9 million and $111.8 million.

The Company recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses.  During the three and six months ended June 30, 2008 the Company recognized realized losses of $46.7 million and $68.8 million for declines in fair value deemed to be other than temporary.  For the three and six months ended June 30, 2007, no such charges were taken. Effective January 1, 2008, upon adoption of FAS 159, for all investment securities for which the fair value election has been made, all changes in fair value are included in revenues.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
Millions	2008	2007
Investment securities, available for sale:
Gross unrealized investment gains	$—	$396.8
Gross unrealized investment losses	—	(85.7)
Net unrealized gains from investment securities	—	311.1
Net unrealized losses from investments in unconsolidated affiliates	(66.4)	(1.9)
Total net unrealized investment (losses) gains, before tax	(66.4)	309.2
Deferred income taxes on net unrealized gains	—	(99.0)
Minority interest	—	(3.2)
Total net unrealized investment (losses) gains, after-tax	$(66.4)	$207.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$882.0	$29.3	$(1.6)	$—	$909.7
Debt securities issued by industrial corporations	2,049.4	12.9	(47.9)	52.8	2,067.2
Municipal obligations	11.4	.4	—	—	11.8
Mortgage-backed and asset-backed securities	2,829.9	21.6	(19.3)	2.7	2,834.9
Foreign government obligations	829.9	1.6	(11.0)	105.4	925.9
Preferred stocks	106.4	.7	(18.5)	8.3	96.9
Total fixed maturity investments	$6,709.0	$66.5	$(98.3)	$169.2	$6,846.4

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government obligations	$1,250.9	$30.5	$(1.7)	$—	$1,279.7
Debt securities issued by industrial corporations	2,095.8	30.7	(31.1)	35.3	2,130.7
Municipal obligations	11.9	.5	—	—	12.4
Mortgage-backed and asset-backed securities	2,882.6	21.4	(7.3)	1.9	2,898.6
Foreign government obligations	792.3	2.6	(5.2)	86.6	876.3
Preferred stocks	159.5	8.2	(2.3)	8.4	173.8
Total fixed maturity investments	$7,193.0	$93.9	$(47.6)	$132.2	$7,371.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$1,431.6	$249.6	$(84.9)	$24.3	$1,620.6

Convertible fixed maturities	$425.2	$2.3	$(12.9)	—	$414.6

Other investments	$545.1	$137.5	$(20.4)	$4.3	$666.5

	December 31, 2007(2)
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,298.8	$269.9	$(34.8)	$16.8	$1,550.7

Other investments (1)	$539.2	$68.1	$(3.3)	$(.7)	$603.3

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

(2)          Prior to the adoption of FAS 159, changes in the fair value of convertible fixed maturities were included in realized gains and losses.

Fair value measurements at June 30, 2008

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

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other investments, which comprises limited partnerships, hedge fund and private equity interests for which the SFAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

The following table summarizes White Mountains’ fair value measurements for investments at June 30, 2008, by level:

	June 30, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$6,846.4	$857.7	$5,835.5	$153.2
Common equity securities	1,620.6	1,336.0	152.2	132.4
Convertible fixed maturity investments	414.6	—	414.6	—
Short-term investments	1,988.0	1,988.0	—	—
Other investments (1)	653.2	—	—	653.2
Total investments	$11,522.8	$4,181.7	$6,402.3	$938.8

(1)          The fair value of other investments excludes carrying value of $13.3 associated with other investment limited partnerships accounted for using the equity method.

As of June 30, 2008, White Mountains has consolidated $69.7 million of short sale investment securities due to White Mountains’ consolidation of certain limited partnership investments under FIN 46.  These investments have a Level 1 designation and are included in other liabilities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and six months ended June 30, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in	—	—	—	52.4	52.4
Transfers out	(34.9)	(158.3)	—	—	(193.2)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Total realized and unrealized (losses) gains	(18.0)	(1.3)	—	17.1	(2.2)
Purchases	62.9	1.2	—	4.6	68.7
Sales	(2.6)	(.8)	—	(2.0)	(5.4)
Transfers in	5.2	—	—	—	5.2
Transfers out	(81.0)	(.1)	(2.8)	—	(83.9)
Balance at June 30, 2008	$153.2	$132.4	$—	$653.2	$938.8

Transfers into Level 3 measurements for fixed maturities relate primarily to securities recently acquired as of the quarter end for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers into Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at the quarter end. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2 and are reflected in transfers out of Level 3 measurements for the quarter ended June 30, 2008. Transfers into Level 3 for the three-month period ended March 31, 2008 for other investments relate to the Company’s investment in Pentelia which was previously accounted for under the equity method (see Note 12).  When the Company’s investment fell below the threshold for equity method accounting, the Company began accounting for the investment as a FAS 115 security, classified as trading.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for the three and six months ended June 30, 2008:

Millions	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Fixed maturities	$(17.3)	$(21.2)
Common equity securities	(1.3)	(4.1)
Convertible fixed maturities	—	—
Other investments	15.8	(2.0)
Total change in unrealized losses - Level 3 assets	$(2.8)	$(27.3)

Changes in fair value for the three and six months ended June 30, 2008

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(81.8)	$1.0	$(80.8)	$(78.0)	$3.2	$(74.8)
Common equity securities	12.5	.1	12.6	(69.6)	(.6)	(70.2)
Short-term investments	(.3)	.3	—	—	1.5	1.5
Convertible fixed maturities	(2.6)	—	(2.6)	(19.1)	—	(19.1)
Other investments	16.6	—	16.6	3.4	—	3.4
Net unrealized investment (losses) gains	$(55.6)	$1.4	$(54.2)	$(163.3)	$4.1	$(159.2)

The Company recognized after-tax unrealized losses of $(118.7) million and $(42.5) million for the three and six months ended June 30, 2008.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2008 and December 31, 2007 consisted of the following:

Millions	June 30, 2008	December 31, 2007
OBH Senior Notes, at face value	$700.0	$700.0
Unamortized original issue discount	(1.0)	(1.1)
OBH Senior Notes, carrying value	699.0	698.9

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(1.0)	(1.1)
WMRe Senior Notes, carrying value	399.0	398.9

WTM Bank Facility	300.0	—
OBH Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note	36.2	36.3
Atlantic Specialty Note	16.0	18.0
AFI Note	29.6	—
Total debt	$1,520.6	$1,192.9

Bank Facilities

The WTM Bank Facility is a $475 million revolving credit facility that matures in June 2012. During the first quarter of 2008, in anticipation of the Berkshire Exchange, White Mountains drew the full $475 million available under the WTM Bank Facility (see Note 2) at an effective interest rate of 3.1%. In April 2008, the Company repaid $175 million of the borrowings.  Outstanding borrowings under the WTM Bank Facility at June 30, 2008 have an effective interest rate of 3.2%. White Mountains recorded $2.6 million and $3.2 million in interest expense on this borrowing for the three and six months ended June 30, 2008.

OneBeacon, through its wholly-owned subsidiary OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., has a $75 million revolving credit facility that matures in November 2011 (the “OBH Bank Facility”), which was undrawn as of June 30, 2008.

The WTM Bank Facility and the OBH Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At June 30, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the OBH Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

AFI Note

At June 30, 2008, the noncontrolling shareholders of AFI held a $29.6 million Senior Secured Note (“the AFI Note”).  On July 30, 2008, White Mountains repaid this note in connection with its acquisition of the remaining debt and equity interests of AFI from the minority owner (see Note 15).

Note 7.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred  by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax provision (benefit) for the second quarter of 2008 represented an effective tax rate of (35.3)%, while the effective tax rate in the second quarter of 2007 was 28.2%.  White Mountains’ effective tax rates were different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, the change in unrealized investment gains (losses) pursuant to FAS 159, withholding taxes and non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the quarter ended June 30, 2008, White Mountains is treating the change in unrealized investment gains (losses) as a discrete item separate from the other components of pre-tax income (loss). Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The majority of investment assets incurring current period net losses for the quarter ended June 30, 2008 are recorded in the U.S. and Sweden, and are taxed at the statutory rate of 35% and 28%, respectively. White Mountains believes that the treatment for the change in unrealized investment gains (losses) as a discrete item is appropriate since a reliable estimate for the full year cannot be made.

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

In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2003 through 2004. On June 30, 2008, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004.  The IRS is asserting that subsidiaries of the Company owe an additional $90.0 million of tax.  The estimated total assessment, including interest, withholding tax and utilization of tax credits is $174.0 million.  The Company disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position.  The timing of the resolution of these issues is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time.  The Company does not expect the resolution of this examination to result in a material change to its financial position.

Note 8.  Weather Contracts

For the three and six months ended June 30, 2008, Galileo recognized $2.7 million and $6.7 million of net gains on its weather and weather contingent derivatives portfolio.  For the three and six months ended June 30, 2007, Galileo recognized $0.9 million of net losses and $0.1 million of net gains on its weather derivatives portfolio.  As of June 30, 2008 and 2007, Galileo had unamortized deferred gains of $4.9 million and $0.2 million.

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

Galileo’s weather risk management contracts are summarized in the following table:

	Six Months Ended June 30,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	10.5	.4
Net payments made on contracts settled during the period	(7.4)	(11.0)
Net decrease in fair value on settled and unsettled contracts	(6.7)	(.1)
Net liability for weather derivative contracts as of June 30 (2)	$14.3	$1.4

(1)           Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)           Includes unamortized deferred gains of $4.9 and $0.2 as of June 30, 2008 and 2007.

The following table summarizes the maturity of contracts outstanding as of June 30, 2008:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net asset for contracts actively quoted	$(.3)	$—	$—	$—	$(.3)
Net liability for contracts using internal pricing models	5.3	9.3	—	—	14.6
Total net liability for weather contracts outstanding	$5.0	$9.3	$—	$—	$14.3	(1)

(1) Amount includes $4.9 in unamortized deferred gains.

Note 9.  Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

At June 30, 2008 and December 31, 2007, the liability recorded for the variable annuity benefit guarantees that is included in other liabilities, was $47.7 million and $12.7 million, of which $2.6 million and $0.4 million were life insurance liabilities.

At June 30, 2008 and December 31, 2007, the fair value of WM Life Re’s derivative contracts was $72.4 million and $43.7 million, which are included in other assets. For the three and six months ended June 30, 2008 WM Life Re had (losses) gains  from its derivative contracts of $(40.7) million and $15.0 million. For the three and six months ended June 30, 2007 WM Life Re had (losses) from its derivative contracts of $(12.8) million and $(16.0) million.

At June 30, 2008, WM Life Re had $16.3 million of cash deposited as collateral with counterparties. In addition, at June 30, 2008, derivative financial instruments with a fair value of $60.8 million were subject to restrictions over liquidation of the instruments and distribution of proceeds under collateral agreements with counterparties. At December 31, 2007, WM Life Re had $8.5 million of cash and $5.0 million of securities deposited as collateral with counterparties.

The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2008:

Millions	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Fees, included in other revenues	$6.4	$13.0
Change in fair value of variable annuity liability, included in other revenues	45.5	(32.8)
Change in fair value of derivatives, included in other revenues	(40.7)	15.0
Other investment income and gains(losses)	(1.0)	—
Total revenues	10.2	(4.8)
Change in fair value of variable annuity liabilities, included in other expenses	2.8	(1.9)
General & administrative expenses	(1.4)	(2.6)
Pre-tax income (loss)	$11.6	$(9.3)

All of the Company’s variable annuity reinsurance liabilities ($47.7 million) were classified as Level 3 measurements at June 30, 2008.

The following table summarizes the changes in the Company’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3	Derivative Instruments Level 1	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$4.8	$31.0
Cumulative effect adjustment - FAS 157	(.3)	—	—	(.3)
Purchases	—	10.9	—	10.9
Realized and unrealized gains (losses)	(83.0)	23.1	32.6	(27.3)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(30.0)	(30.0)
Balance at March 31, 2008	$(96.0)	$72.9	$7.4	$(15.7)
Purchases	—	1.8	—	1.8
Realized and unrealized gains (losses)	48.3	(13.9)	(26.8)	7.6
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	31.0	31.0
Balance at June 30, 2008	$(47.7)	$60.8	$11.6	$24.7

Note 10. (Loss) Earnings Per Share

Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”). Diluted (loss) earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of (loss) earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(9.2)	$102.6	$(70.2)	$194.8
Extraordinary item - excess of fair value of acquired net assets over cost	—	—	4.2	—
Net (loss) income	$(9.2)	$102.6	$(66.0)	$194.8
Diluted (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(9.2)	$102.6	$(70.2)	$194.8
Extraordinary item - excess of fair value of acquired net assets over cost	—	—	4.2	—
Net (loss) income	$(9.2)	$102.6	$(66.0)	$194.8
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,569	10,837	10,566	10,830
Average unvested Restricted Shares (1)	(53)	(54)	(52)	(50)
Basic (loss) earnings per share denominator	10,516	10,783	10,514	10,780
Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,569	10,837	10,566	10,830
Average unvested Restricted Shares (1)	(52)	(49)	(52)	(48)
Average outstanding dilutive options to acquire common shares (2)	—	14	—	17
Diluted (loss) earnings per share denominator	10,517	10,802	10,514	10,799
Basic (loss) earnings per share (in dollars):
(Loss) income before extraordinary item	$(.87)	$9.51	$(6.68)	$18.07
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.41	—
Net (loss) income	$(.87)	$9.51	$(6.27)	$18.07
Diluted (loss) earnings per share (in dollars)
(Loss) income before extraordinary item	$(.87)	$9.49	$(6.68)	$18.03
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.41	—
Net (loss) income	$(.87)	$9.49	$(6.27)	$18.03

(1)   Restricted Shares outstanding vest either upon a stated date or upon the occurrence of a specified event (see Note 14). In accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“FAS 123(R)”) the diluted (loss) earnings per share denominator is reduced by the number of Restricted Shares that represent the unamortized compensation cost at June 30, 2008 and 2007. Such amounts are computed using the treasury stock method.

(2)   The diluted loss per share denominator for the three and six months ended June 30, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation. The diluted earnings per share denominator for the three and six months ended June 30, 2007 includes 19,875 and 23,100 common shares issuable upon exercise of incentive options at an average strike price of $161.68 and $160.51 per common share. The non-qualified options were not included in the diluted (loss) earnings per share denominator as their inclusion would be anti-dilutive for the periods presented (see Note 14).

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2008
Earned insurance and reinsurance premiums	$463.8	$246.9	$211.0	$—	$921.7
Net investment income	44.6	47.4	8.5	11.2	111.7
Net realized investment (losses) gains	(1.7)	3.1	(.4)	(5.9)	(4.9)
Net unrealized losses on investments	(.9)	(41.6)	(4.8)	(6.9)	(54.2)
Other revenue	2.6	7.5	12.7	42.1	64.9
Total revenues	508.4	263.3	227.0	40.5	1,039.2
Losses and LAE	274.4	201.5	158.7	(1.9)	632.7
Insurance and reinsurance acquisition expenses	84.3	51.2	43.3	—	178.8
Other underwriting expenses	79.2	29.0	18.6	.6	127.4
General and administrative expenses	5.9	3.9	10.1	33.2	53.1
Amortization of AFI purchase accounting adjustments	—	—	4.7	—	4.7
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.1	—	—	4.1
Interest expense on debt	11.4	7.0	.4	2.9	21.7
Interest expense - dividends on preferred stock	4.7	—	—	—	4.7
Interest expense - accretion on preferred stock	11.1	—	—	—	11.1
Total expenses	474.0	293.7	235.8	34.8	1,038.3
Pre-tax income (loss)	$34.4	$(30.4)	$(8.8)	$5.7	$.9

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended June 30, 2007
Earned insurance and reinsurance premiums	$465.0	$306.8	$188.9	$—	$960.7
Net investment income	54.6	53.0	7.4	11.7	126.7
Net realized investment gains	57.1	22.2	1.5	8.3	89.1
Other revenue	2.4	(1.9)	3.1	30.5	34.1
Total revenues	579.1	380.1	200.9	50.5	1,210.6
Losses and LAE	283.1	172.8	147.1	(10.9)	592.1
Insurance and reinsurance acquisition expenses	78.3	75.0	50.3	—	203.6
Other underwriting expenses	89.6	29.9	15.9	.8	136.2
General and administrative expenses	2.7	9.6	.1	50.0	62.4
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.5	—	—	5.5
Interest expense on debt	11.3	6.8	—	.2	18.3
Interest expense - dividends on preferred stock	7.5	—	—	—	7.5
Interest expense - accretion on preferred stock	8.8	—	—	—	8.8
Total expenses	485.3	295.6	213.4	40.1	1,034.4
Pre-tax income (loss)	$93.8	$84.5	$(12.5)	$10.4	$176.2

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2008
Earned insurance and reinsurance premiums	$919.1	$513.7	$418.0	$—	$1,850.8
Net investment income	94.7	97.9	16.4	19.5	228.5
Net realized investment gains (losses)	2.0	(9.1)	(1.9)	(8.9)	(17.9)
Net unrealized losses on investments	(60.0)	(81.9)	(10.4)	(6.9)	(159.2)
Other revenue	6.2	(5.4)	15.8	58.3	74.9
Total revenues	962.0	515.2	437.9	62.0	1,977.1
Losses and LAE	575.3	369.7	327.1	(.7)	1,271.4
Insurance and reinsurance acquisition expenses	169.0	106.8	89.7	—	365.5
Other underwriting expenses	149.3	56.0	37.6	1.3	244.2
General and administrative expenses	10.3	9.0	10.7	81.3	111.3
Amortization of AFI purchase accounting adjustments	—	—	4.7	—	4.7
Accretion of fair value adjustment to loss and LAE reserves	6.0	2.3	—	—	8.3
Interest expense on debt	22.9	13.9	.4	3.9	41.1
Interest expense - dividends on preferred stock	11.8	—	—	—	11.8
Interest expense - accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	966.2	557.7	470.2	85.8	2,079.9
Pre-tax loss	$(4.2)	$(42.5)	$(32.3)	$(23.8)	$(102.8)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Six months ended June 30, 2007
Earned insurance and reinsurance premiums	$933.9	$605.1	$359.7	$—	$1,898.7
Net investment income	105.2	101.1	13.6	24.8	244.7
Net realized investment gains	112.0	42.1	2.5	6.4	163.0
Other revenue	5.5	(5.5)	6.1	64.2	70.3
Total revenues	1,156.6	742.8	381.9	95.4	2,376.7
Losses and LAE	571.3	367.4	277.4	(10.7)	1,205.4
Insurance and reinsurance acquisition expenses	156.6	144.6	95.0	—	396.2
Other underwriting expenses	180.5	61.2	30.6	1.6	273.9
General and administrative expenses	5.1	16.2	.2	93.8	115.3
Accretion of fair value adjustment to loss and LAE reserves	8.0	2.6	—	—	10.6
Interest expense on debt	22.7	8.0	—	4.4	35.1
Interest expense - dividends on preferred stock	15.1	—	—	—	15.1
Interest expense - accretion on preferred stock	17.0	—	—	—	17.0
Total expenses	976.3	600.0	403.2	89.1	2,068.6
Pre-tax income (loss)	$180.3	$142.8	$(21.3)	$6.3	$308.1

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At June 30, 2008, White Mountains owned 24% of the common shares of Symetra Financial Corporation (“Symetra”) on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

For the three and six months ended June 30, 2008, the value of the Company’s investment in Symetra warrants decreased by $7.0 million and $11.3 million. The decrease in both periods was due to a decline in the valuation of stocks in the life insurance sector during the period.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2008			2007
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$241.3	$77.3	$318.6	$249.3	$54.0	$303.3
Equity in earnings of Symetra (1)	.7	—	.7	10.3	—	10.3
Net unrealized gains from Symetra’s equity portfolio and other	—	—	—	.5	—	.5
Net unrealized (losses) gains from Symetra’s fixed maturity portfolio	(20.7)	—	(20.7)	5.9	—	5.9
(Decrease) Increase in value of warrants	—	(4.3)	(4.3)	—	3.7	3.7
Carrying value of investment in Symetra as of March 31 (2)	$221.3	$73.0	$294.3	$266.0	$57.7	$323.7
Equity in earnings of Symetra (1)	5.3	—	5.3	8.3	—	8.3
Net unrealized gains (losses) from Symetra’s equity portfolio and other	—	—	—	.1	—	.1
Net unrealized losses from Symetra’s fixed maturity portfolio	(39.0)	—	(39.0)	(40.2)	—	(40.2)
(Decrease) Increase in value of warrants	—	(7.0)	(7.0)	—	4.6	4.6
Carrying value of investment in Symetra as of June 30 (3)	$187.6	$66.0	$253.6	$234.2	$62.3	$296.5

(1)     Equity in earnings is net of tax of $0.

(2)     Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(26.3) and $1.8 as of March 31, 2008 and 2007.

(3)     Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(65.3) and $(38.5) as of June 30, 2008 and 2007.

Pentelia

In April 2007, White Mountains invested $50 million in common equity of Pentelia Limited (“PIL”). White Mountains has determined that PIL is a variable interest entity but that White Mountains is not the primary beneficiary. At December 31, 2007, the investment was accounted for as an equity method investment. During the first quarter of 2008, PIL raised additional equity capital. Subsequent to the capital raise, White Mountains investment in PIL was reduced from 17% to approximately 13%. Accordingly, White Mountains’ investment in PIL is now accounted for under FAS 115 and classified as a trading security. Changes in the fair value of White Mountains’ investment in PIL are recognized in the net change in unrealized investment losses.

White Mountains also obtained a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of June 30, 2008, White Mountains’ investment in PCM was $1.5 million.

Delos

White Mountains owns approximately 18% of Lightyear Delos Acquisition Corporation (“Delos”) and accounts for its investment in Delos under the equity method. For the three and six months ended June 30, 2008, White Mountains recorded $0.5 million and $0.3 million of after-tax equity in earnings and $(0.5) million and $0.3 million of after-tax equity in unrealized investment gains from its investment in Delos. White Mountains’ investment in Delos at June 30, 2008 totaled $33.8 million.

AFI

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI. During the first quarter of 2008, White Mountains accounted for its investment in AFI under the equity method. For the three months ended March 31, 2008, White Mountains recorded $(.1) million of after-tax equity in earnings from its investment in AFI. As of April 1, 2008, White Mountains’ ownership in AFI increased to 68.9%. As a result, White Mountains now accounts for its investment in AFI as a consolidated subsidiary (see Note 2). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 15).

Note 13. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan” and, collectively, the “Plans”). OneBeacon’s Plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Service cost	$.2	$.6	$.4	$1.1
Interest cost	1.7	6.6	3.4	13.2
Expected return on plan assets	(2.1)	(6.7)	(4.2)	(13.5)
Amortization of unrecognized loss	.1	.1	.2	.2
Net periodic benefit (income) cost	$(.1)	$.6	$(.2)	$1.0

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of June 30, 2008, $1.5 million in contributions have been made to the Non-qualified Plan.

Note 14. Employee Share-Based Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for granting various types of share-based and non share-based incentive awards to key employees of the Company and certain of its subsidiaries. White Mountains’ share-based compensation expense consists primarily of performance share expense. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares. Prior to February 2007, OneBeacon granted White Mountains performance shares. In February 2007, all of OneBeacon’s White Mountains performance shares outstanding were replaced with an equivalent value of OneBeacon performance shares from the OneBeacon Incentive Plan. The value of a OneBeacon performance share is based upon the market value of a OneBeacon Ltd. common share.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following table summarizes performance share activity for the three and six months ended June 30, 2008 and 2007 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	162,996	$40.1	144,772	$43.7	146,742	$47.3	185,363	$102.4
Payments and deferrals (1)	—	—	—	—	(43,608)	(15.5)	(63,300)	(56.0)
New awards	833	—	1,953	—	61,998	—	53,931	—
Forfeitures and cancellations	(186)	(.1)	(462)	(.1)	(1,489)	(.1)	(16,921)	(4.3)
Transfers out (2)	—	—	—	—	—	—	(12,810)	(4.4)
Expense recognized	—	(3.5)	—	13.5	—	4.8	—	19.4
Ending June 30,	163,643	$36.5	146,263	$57.1	163,643	$36.5	146,263	$57.1

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

If 100% of the outstanding WTM performance shares had been vested on June 30, 2008, the total additional compensation cost to be recognized would have been $34.9 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries. For the 2004-2006 performance cycle, all performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at June 30, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	49,918	$22.2
2007 - 2009	46,811	8.6
2008 - 2010	53,772	4.1
Sub-total	150,501	34.9
Assumed forfeitures	(3,763)	(.9)
Total at June 30, 2008	146,738	$34.0

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at June 30, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	2,042	$.9
2007 - 2009	7,081	1.1
2008 - 2010	8,215.6
Sub-total	17,338	2.6
Assumed forfeitures	(433)	(.1)
Total at June 30, 2008	16,905	$2.5

Restricted Shares

At June 30, 2008 and 2007, the Company had 53,200 and 54,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of period,	53,200	$28.6	54,000	$30.3	54,000	$26.7	10,000	$.3
Granted	—	—	—	—	6,200	3.1	54,000	31.0
Vested	—	—	—	—	(7,000)	—	(10,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(1.5)	—	(1.2)	—	(2.7)	—	(2.2)
Non-vested at June 30,	53,200	$27.1	54,000	$29.1	53,200	$27.1	54,000	$29.1

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

Of the unrecognized compensation cost at June 30, 2008, $18.5 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the Restricted Shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. For the three and six months ended June 30, 2008 the Company recognized $1.4 million and $2.7 million of expense associated with its Non-Qualified Options. For the three and six months ended June 30, 2007, the Company recognized $1.3 million and $2.4 million of expense associated with its Non-Qualified Options. At June 30, 2008, 40,000 Non-Qualified Options were exercisable at a strike price of $685.45.

Incentive Options

At June 30, 2008 and 2007, the Company had 8,700 and 14,400 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except share and per share amounts	2008	2007	2008	2007
Opening balance - outstanding Options	8,700	25,350	9,900	29,550
Forfeited	—	(2,700)	(600)	(5,400)
Exercised	—	(8,250)	(600)	(9,750)
Ending balance - outstanding Options	8,700	14,400	8,700	14,400
Outstanding Options - exercisable	2,700	1,800	2,700	1,800
Exercise price - outstanding Options at beginning of period	$170.11	$160.48	$167.70	$158.21
Value of Options exercised (1)	$—	$3.5	$.2	$4.1
Exercise price - outstanding Options at June 30,	$172.64	$162.87	$172.64	$162.87

(1)     Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at June 30, 2008 was $2.2 million and $0.7 million. The Incentive Options expire in February 2010. White Mountains expects 3,000 Incentive Options to become exercisable in 2008 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following table summarizes performance share activity for the three and six months ended June 30, 2008 and 2007 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	2,131,894	$6.9	1,120,141	$6.3	1,063,690	$9.2	—	$—
Payments and deferrals	—	—	—	—	(122,859)	(1.6)	—	—
New awards	69,958	—	23,674	—	1,397,100	—	908,460	—
Forfeitures and cancellations	(15,644)	(.2)	(15,978)	(.1)	(151,723)	(.6)	(68,820)	(.3)
Transfers from the WTM Incentive plan	—	—	—	—	—	—	288,197	4.4
Expense recognized	—	3.0	—	4.2	—	2.7	—	6.3
Ending June 30,	2,186,208	$9.7	1,127,837	$10.4	2,186,208	$9.7	1,127,837	$10.4

(1)          OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)          In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Incentive Plan.

If 100% of the outstanding OneBeacon performance shares had been vested on June 30, 2008, the total additional compensation cost to be recognized would have been $23.1 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2008 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	137,400	$2.1
2007 - 2009	770,132	3.9
2008 - 2010	1,334,221	3.9
Sub-total	2,241,753	9.9
Assumed forfeitures	(55,545)	(.2)
Total at June 30, 2008	2,186,208	$9.7

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The following tables summarize option activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Target		Target		Target		Target
	Options	Accrued	Options	Accrued	Options	Accrued	Options	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,258,091	$1.7	1,349,000	$.5	1,324,306	$1.4	1,420,000	$.2
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	(20,219)	—	—	—	(86,434)	—	(71,000)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.5	—	.3	—	.8	—	.6
Ending June 30,	1,237,872	$2.2	1,349,000	$.8	1,237,872	$2.2	1,349,000	$.8

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance. The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee of the Board of Directors. The expense associated with the RSUs is being recognized over the vesting period. For the three and six months ended June 30, 2008, OneBeacon recognized expense of $0.2 million and $0.4 million.

Note 15. Subsequent Event

AFI

On July 30, 2008, White Mountains acquired the remaining equity and debt interests from the minority owner of AFI for approximately $46 million. As a result, the Company now owns 100% of AFI.

Settlement with Liberty Mutual Insurance Group

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolves nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The fllowing discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes four non-GAAP financial measures - adjusted comprehensive net income, White Mountains’ adjusted book value per share, total adjusted capital and OneBeacon’s adjusted book value per share - that have been reconciled to their most comparable GAAP financial measures (see page 51). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Overview

White Mountains ended the second quarter of 2008 with an adjusted book value per share of $444, which was essentially flat for the three and six months ended June 30, 2008, and an increase of 6% for the twelve months ended June 30, 2008, including dividends. White Mountains reported an adjusted comprehensive net loss of $17 million for both the three and six months ended June 30, 2008, compared to adjusted comprehensive net income of $90 million and $193 million in the same periods of 2007.

OneBeacon reported a combined ratio of 94% and 97% for the three and six months ended June 30, 2008 compared to 97% in both the three and six months ended June 30, 2007. White Mountains Re reported a combined ratio of 114% and 104% for the three and six months ended June 30, 2008, compared to 90% and 95% in the three and six months ended June 30, 2007. These increases were primarily due to $55 million of net adverse development recorded by White Mountains Re in the second quarter of 2008 resulting from a comprehensive review of its loss and LAE reserves (see Summary of Operations by Segment below for further discussion) . Esurance reported a combined ratio of 105% and 109% in the three and six months ended June 30, 2008 compared to 113% and 112% in the three and six months ended June 30, 2007. White Mountains’ GAAP pre-tax total return on invested assets was 0.4% and 0.9% for the three and six months ended June 30, 2008 compared to 1.6% and 3.5% for the three and six months ended June 30, 2007.

Total net written premiums were down slightly to $943 million and $1,958 million for the three and six months ended June 30, 2008, compared to $950 million and $2,001 million in the 2007 periods, as increases at OneBeacon and Esurance were more than offset by decreases at White Mountains Re. OneBeacon’s net written premiums were $530 million for the quarter and $955 million for the first six months, an increase of 9% and 3% from the comparable periods of 2007. The increase for both periods was driven by premiums from its new collector car and boat business. White Mountains Re’s net written premiums were $215 million for the quarter and $575 million for the first six months of 2008, a decrease of 23% and 16% from the comparable periods of 2007. These decreases occurred in almost every line of business, especially in casualty, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. Esurance’s net written premiums increased by 6% and 9% for the second quarter and first six months of 2008, to $198 million and $428 million, respectively, when compared to the same periods in 2007. Esurance’s growth rate has slowed as it has reduced marketing expenditures and increased pricing over the first six months of 2008.

Adjusted Book Value Per Share

White Mountains has changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”. The difference between the two measures is that adjusted book value per share includes unamortized intangible assets, while fully diluted tangible book value per share does not. The Company determined adjusted book value per share to be a better financial reporting measure than fully diluted tangible book value per share principally because it includes the value of future commissions on acquired business in force from its 69% investment in AFI, which was first recorded as an intangible asset during the second quarter of 2008 and totaled $49 million as of June 30, 2008. Adjusted book value per share is a non-GAAP financial measure and has been presented retroactively for all periods herein. (See NON-GAAP FINANCIAL MEASURES on page 51).

The following table presents the Company’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	June 30, 2007
Book value per share numerators (in millions):
Common shareholders’ equity	$4,597.3	$4,679.2	$4,713.4	$4,575.3
Benefits to be received from share obligations under employee benefit plans	1.5	1.5	1.7	2.3
Remaining accretion of subsidiary preferred stock to face value (1)	—	(8.3)	(15.8)	(29.3)
Book value per share numerator	4,598.8	4,672.4	4,699.3	4,548.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	65.3	26.3	5.6	38.5
Adjusted book value per share numerator	$4,664.1	$4,698.7	$4,704.9	$4,586.8
Book value per share denominators (in thousands of shares):
Common shares outstanding	10,552.4	10,570.2	10,553.6	10,842.6
Share obligations under employee benefit plans	8.7	8.7	9.9	14.4
Book value per share denominator	10,561.1	10,578.9	10,563.5	10,857.0
Unearned restricted shares	(47.8)	(50.4)	(46.5)	(50.6)
Adjusted book value per share denominator	10,513.3	10,528.5	10,517.0	10,806.4
Book value per share	$435.45	$441.67	$444.86	$420.90
Adjusted book value per share	$443.64	$446.28	$447.36	$424.45

(1)               Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 74.7%, 72.9% and 71.7% as of March 31, 2008, December 31, 2007 and June 30, 2007, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2008 and June 30, 2007 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Gross written premiums	$1,025.7	$1,045.6	$2,204.1	$2,247.6
Net written premiums	$942.6	$949.9	$1,958.2	$2,001.4
Revenues
Earned insurance and reinsurance premiums	$921.7	$960.7	$1,850.8	$1,898.7
Net investment income	111.7	126.7	228.5	244.7
Net realized investment (losses) gains	(4.9)	89.1	(17.9)	163.0
Net unrealized investment losses	(54.2)	—	(159.2)	—
Other revenue	64.9	34.1	74.9	70.3
Total revenues	1,039.2	1,210.6	1,977.1	2,376.7
Expenses
Losses and LAE	632.7	592.1	1,271.4	1,205.4
Insurance and reinsurance acquisition expenses	178.8	203.6	365.5	396.2
Other underwriting expenses	127.4	136.2	244.2	273.9
General and administrative expenses	57.8	62.4	116.0	115.3
Accretion of fair value adjustment to loss and LAE reserves	4.1	5.5	8.3	10.6
Interest expense - debt	21.7	18.3	41.1	35.1
Interest expense - dividends on preferred stock	4.7	7.5	11.8	15.1
Interest expense - accretion on preferred stock	11.1	8.8	21.6	17.0
Total expenses	1,038.3	1,034.4	2,079.9	2,068.6
Pre-tax income (loss)	$.9	$176.2	$(102.8)	$308.1
Income tax benefit (provision)	3.4	(55.8)	36.3	(87.0)
Equity in earnings of unconsolidated affiliates	6.0	8.6	6.4	19.1
Excess of fair value of acquired assets over cost	—	—	4.2	—
Minority interest	(19.5)	(26.4)	(10.1)	(45.4)
Net (loss) income	$(9.2)	$102.6	$(66.0)	$194.8
Other comprehensive loss	(47.1)	(52.8)	(10.8)	(35.9)
Comprehensive net (loss) income	$(56.3)	$49.8	$(76.8)	$158.9
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	39.0	40.3	59.7	34.4
Adjusted comprehensive net (loss) income	$(17.3)	$90.1	$(17.1)	$193.3

Consolidated Results –Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

White Mountains reported comprehensive net losses of $56 million and $77 million for the three and six months ended June 30, 2008, compared to comprehensive net income of $50 million and $159 million in the same periods of 2007. Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2008 periods are not directly comparable to such measures for 2007 periods.

White Mountains’ total revenues decreased by 14% and 17% to $1,039 million and $1,977 million for the three and six months ended June 30, 2008, compared to $1,211 million and $2,377 million in the 2007 periods. Earned premiums decreased by 4% and 3% during the second quarter and first six months of 2008 when compared to the same periods in 2007, as earned premium decreases at OneBeacon and White Mountains Re were partially offset by increases at Esurance over both periods. Net investment income decreased by 12% and 7% during the second quarter and first six months of 2008 when compared to the same periods in 2007. Net realized investment gains decreased by $94 million and $181 million during the second quarter and first six months of 2008 when compared to the same periods in 2007. White Mountains reported $54 million and $159 million of net unrealized losses through net income in the second quarter and first six months of 2008 as a result of the FAS 159 election, compared to $49 million and $24 million of net unrealized investment losses reported in other comprehensive income in same periods of 2007 (see Summary of Investment Results below). Other revenues increased $31 million to $65 million in the second quarter of 2008 compared to the second quarter of 2007, due mainly to $12 million of revenue from AFI and $10 million of gains in WM Life Re reported in the second quarter of 2008. Other revenues increased $5 million to $75 million in the first six months of 2008, compared to the 2007 period, as the revenue from AFI was offset by $5 million of losses in WM Life Re included in other revenues for the first six months of 2008.

White Mountains’ total expenses were essentially flat at $1,038 million and $2,080 million in the second quarter and first six months of 2008 when compared to the 2007 periods. Loss and LAE increased by $41 million to $633 million in the second quarter of 2008 and increased $66 million to $1,271 million in the first six months of 2008, due primarily to increased loss and LAE ratios at White Mountains Re. These increases were slightly offset by decreased insurance and reinsurance acquisition expenses and other underwriting expenses during both periods presented, due to the overall decline in premium volume. General and administrative expenses decreased by 7% to $58 million and were essentially flat at $116 million for the three and six months ended June 30, 2008 compared to the 2007 periods. Increases in both the three and six-month periods due to $12 million in general expenses from AFI were primarily offset by decreases in incentive compensation costs.

The effective tax rate for the second quarter of 2008 is not meaningful as White Mountains had pre-tax income of less than
$1 million. The effective rate for the second quarter of 2007 was 32%. The income tax (benefit) provision related to pre-tax (loss) income for the first six months of 2008 and 2007 represented effective tax rates of 35% and 28%, respectively. Although the majority of the Company’s worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2003 through 2004. On June 30, 2008, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004. The IRS is asserting that subsidiaries of the Company owe an additional $90 million of tax. The estimated total assessment, including interest, withholding tax and utilization of tax credits is $174 million. The Company disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these issues is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months. An estimate of the range of potential outcomes cannot be made at this time. The Company does not expect the resolution of this examination to result in a material change to its financial position.

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

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2008 and 2007 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Gross written premiums	$585.7	$545.9	$1,086.0	$1,040.2
Net written premiums	$529.6	$484.8	$955.3	$925.1
Earned insurance and reinsurance premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	44.6	54.6	94.7	105.2
Net realized investment (losses) gains	(1.7)	57.1	2.0	112.0
Net unrealized investment losses	(.9)	—	(60.0)	—
Other revenue	2.6	2.4	6.2	5.5
Total revenues	508.4	579.1	962.0	1,156.6
Losses and LAE	274.4	283.1	575.3	571.3
Insurance and reinsurance acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	5.9	2.7	10.3	5.1
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	11.4	11.3	22.9	22.7
Interest expense - dividends on preferred stock	4.7	7.5	11.8	15.1
Interest expense - accretion on preferred stock	11.1	8.8	21.6	17.0
Total expenses	474.0	485.3	966.2	976.3
Pre-tax income (loss)	$34.4	$93.8	$(4.2)	$180.3

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

Millions, except per share amounts	June 30, 2008		March 31, 2008	Dec. 31, 2007	June 30, 2007
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,609	(1)	$1,613.0	$1,906.5	$1,861.3
Remaining accretion of subsidiary preferred stock to face value	—		(11.1)	(21.6)	(40.8)
Adjusted OneBeacon common shareholders’ equity	1,609	(1)	1,601.9	1,884.9	1,820.5
OneBeacon Ltd. common shares outstanding (1)	95.5		96.0	98.5	100.0
OneBeacon book value per common share	$16.85		$16.80	$19.36	$18.61
OneBeacon adjusted book value per common share	$16.85		$16.69	$19.14	$18.21

(1)          Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in the third quarter of 2007.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and six months ended June 30, 2008 and 2007:

$ in millions	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
GAAP Ratios:	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
Loss and LAE	49%	54%	65%	59%	53%	63%	65%	63%
Expense	37%	36%	33%	35%	34%	37%	32%	34%
Total Combined	86%	90%	98%	94%	87%	100%	97%	97%
Net written premiums	$158.6	$202.2	$168.9	$529.6	$269.5	$371.9	$313.6	$955.3
Earned premiums	$119.4	$182.7	$161.7	$463.8	$229.8	$363.7	$325.3	$919.1

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
GAAP Ratios:	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
Loss and LAE	57%	57%	63%	61%	57%	56%	64%	61%
Expense	31%	38%	36%	36%	31%	38%	37%	36%
Total Combined	88%	95%	99%	97%	88%	94%	101%	97%
Net written premiums	$109.1	$195.3	$180.4	$484.8	$205.1	$366.6	$353.2	$925.1
Earned premiums	$107.4	$177.1	$180.5	$465.0	$213.8	$349.7	$370.3	$933.9

(1) Includes results from run-off operations.

OneBeacon Results - Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

OneBeacon ended the second quarter of 2008 with an adjusted book value per share of $16.85 reflecting a 2.2% increase for the second quarter of 2008, a 0.8% increase for the first six months of 2008 and an 8.3% increase for the twelve months ended June 30, 2008, including dividends. OneBeacon’s GAAP combined ratio was 94% for the second quarter of 2008 compared to 97% for the second quarter of 2007. The decrease in OneBeacon’s combined ratio was driven by improved current accident year loss results, particularly in commercial lines and personal lines. For the second quarter of 2008, net loss reserve development on prior accident year losses was not significant, as favorable reserve development primarily related to professional liability in specialty lines and package business in commercial lines was offset by non-catastrophe losses at AutoOne in personal lines and in run-off. For the second quarter of 2007, OneBeacon had favorable development on prior accident year losses of $13 million primarily related to automobile liability in traditional personal lines, property liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

Specialty lines. Net written premiums for specialty lines increased by 45% to $159 million in the second quarter of 2008 from $109 million in the second quarter of 2007. The increase was primarily due to $60 million in net written premiums in other specialty lines, including the collector car and boat business that OneBeacon began writing premium in the second quarter of 2008, compared to $15 million in the second quarter of 2007, and an $8 million increase in net written premium at OneBeacon Professional Partners (“OBPP”).

The specialty lines combined ratio for the second quarter of 2008 decreased to 86% from 88% for the second quarter of 2007. The loss and LAE ratio decreased 8 points to 49%, while the expense ratio increased 6 points to 37%. The decrease in the loss and LAE ratio was mainly due to a 6 point improvement in prior year reserve development. The second quarter of 2008 included 11 points of favorable reserve development on prior accident year losses, which was primarily from professional liability coverage at OBPP, compared to 5 points of favorable reserve development in the second quarter of 2007. Current accident year losses were 2 points lower in the second quarter of 2008 compared to the prior year period, primarily due to lower catastrophe losses. The increase in the expense ratio was primarily due to increased policy acquisition expenses from changes in the mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing OneBeacon’s specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 4% to $202 million in the second quarter of 2008 from $195 million in the second quarter of 2007, primarily due to a $6 million increase in net written premiums in the small business division, principally driven by small business package products. Net written premiums in the middle market division were essentially flat during the second quarter of 2008 compared to the 2007 period.

The commercial lines combined ratio for the second quarter of 2008 decreased to 90% from 95% in the second quarter of 2007. The loss and LAE ratio decreased 3 points to 54%, primarily due to lower current accident year non- catastrophe large losses in the middle market division compared to the second quarter of 2007. The expense ratio decreased 2 points to 36%, due to a decrease in other underwriting expenses, mainly from lower information technology costs.

Personal lines. Net written premiums for personal lines decreased by 6% to $169 million in the second quarter of 2008, compared to $180 million in the second quarter of 2007. In traditional personal lines, net written premiums decreased 8% due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, lower business associated with coastal restrictions at Adirondack Insurance Exchange (Adirondack), lower premium volume from the involuntary market in Massachusetts and the discontinuation of surplus lines business. Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, volumes are expected to decline to approximately $130 million in 2008, from $179 million in 2007, $253 million in 2006 and $383 million in 2005. OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the second quarter of 2008 decreased to 98% from 99% for the second quarter of 2007. The loss and LAE ratio increased 2 points to 65%, while the expense ratio decreased 3 points to 33%. The increase in the loss and LAE ratio was mainly due to 5 points of adverse development on prior accident year losses in the second quarter of 2008 on personal automobile liability at AutoOne, partially offset by stronger current accident year loss results and lighter catastrophe activity in personal lines during the second quarter of 2008 than in the 2007 period. The decrease in the expense ratio was principally due to a decrease in other underwriting expenses resulting from actions taken in late 2007 to better align personal lines staffing with business needs.

Run-off. For the second quarter of 2008, run-off business generated an underwriting loss of $13 million, compared to an underwriting loss of $11 million in the second quarter of 2007. The second quarter of 2008 included $13 million of loss and LAE, driven primarily by $9 million of incurred unallocated loss adjustment expenses (“ULAE”) in connection with the Liberty Mutual settlement, while the second quarter of 2007 included $9 million of loss and LAE.

OneBeacon Results - Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

OneBeacon’s GAAP combined ratio was 97% for both the first six months of 2008 and 2007. The loss and LAE ratio increased 2 points to 63%, while the expense ratio decreased 2 points to 34%. The increase in the loss and LAE ratio was primarily due to less favorable development on prior accident year losses. The first six months of 2008 included $12 million of favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines, partially offset by adverse development at AutoOne in personal lines and in run-off. The first six months of 2007 included $25 million of favorable development, primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines. The decrease in the expense ratio was driven by lower occupancy costs in the first six months of 2008. OneBeacon’s results for the first six months of 2007 included $9 million in expenses associated with actions taken to optimize long-term occupancy costs, including the move of OneBeacon’s U.S. headquarters.

Specialty lines. Net written premiums for specialty lines increased by 31% to $270 million in the first six months of 2008 from $205 million in the first six months of 2007. The increase was primarily due to a $54 million increase in other specialty lines net written premiums to $70 million, including the collector car and boat program business that OneBeacon began writing in the second quarter of 2008, continued growth in the Accident and Health and Government Risk businesses, and an $11 million increase in net written premiums at OBPP.

The specialty lines combined ratio for the first six months of 2008 decreased to 87% from 88% for the first six months of 2007. The loss and LAE ratio decreased 4 points to 53%, while the expense ratio increased 3 points to 34%. The decrease in the loss and LAE ratio was mainly due to lower current accident year non-catastrophe losses, driven by lower losses from the Agri run-off business. The first six months of 2008 included 7 points of favorable reserve development on prior accident year losses, which was primarily from professional liability coverage at OBPP, compared to 6 points of favorable reserve development on prior accident year losses the first six months of 2007. The increase in the expense ratio was primarily due to increased policy acquisition expenses from changes in the mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing OneBeacon’s specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 1% to $372 million in the first six months of 2008 from $367 million in the first six months of 2007. The increase was due to a $12 million increase in net written premiums to $81 million in the small business division, principally driven by small business package products. Partially offsetting this increase was a $6 million decrease in net written premiums in the middle market division to $291 million, reflecting the more competitive market place.

The commercial lines combined ratio for the first six months of 2008 increased to 100% from 94% in the first six months of 2007. The loss and LAE ratio increased 7 points to 63%, while the expense ratio decreased 1 point to 37%. The increase in the loss and LAE ratio was primarily due to increases in both non-catastrophe and catastrophe losses. The first six months of 2008 included 5 points of current accident year catastrophe losses, including losses from tornados in the southeastern United States, compared to 1 point of current accident year catastrophe losses in the first six months of 2007. Additionally, current accident year non-catastrophe losses were 4 points higher as compared with the prior year period, due in part to winter weather in the northeastern United States. The expense ratio for the first six months of 2008 was essentially flat when compared to the first six months of 2007.

Personal lines. Net written premiums for personal lines decreased by 11% to $314 million in the first six months of 2008 from $353 million in the first six months of 2007. In traditional personal lines, net written premium decreased 12% due to the decision to cease writing business in Houston General in late 2007, lower business associated with coastal restrictions at Adirondack Insurance Exchange (Adirondack), lower premium volume from the involuntary market in Massachusetts and the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $7 million of unearned premiums to Universal. Further, net written premiums at AutoOne decreased 10% due to a significant decline in the size of New York’s assigned risk pool, as described above.

The personal lines combined ratio for the first six months of 2008 decreased to 97% from 101% for the first six months of 2007. The loss and LAE ratio increased 1 point to 65%, while the expense ratio decreased 5 points to 32%. The increase in the loss and LAE ratio was primarily due to adverse development on prior accident years on personal automobile liability at AutoOne, partially offset by stronger current accident year results in traditional personal lines during the first six months of 2008 than in the comparable 2007 period. The decrease in the expense ratio was principally due to a decrease in other underwriting expenses resulting from actions taken in late 2007 to better align personal lines staffing with business needs.

Run-off. For the first six months of 2008, run-off business generated an underwriting loss of $16 million, which included $16 million of loss and LAE, driven primarily by $9 million of ULAE recorded in connection with the Liberty Mutual settlement, compared to an underwriting loss of $20 million in the first six months of 2007.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2008 and 2007 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Gross written premiums	$241.5	$312.9	$688.4	$811.8
Net written premiums	$215.3	$279.4	$574.9	$683.0
Earned insurance and reinsurance premiums	$246.9	$306.8	$513.7	$605.1
Net investment income	47.4	53.0	97.9	101.1
Net realized investment gains (losses)	3.1	22.2	(9.1)	42.1
Net unrealized investment losses	(41.6)	—	(81.9)	—
Other revenue (expense)	7.5	(1.9)	(5.4)	(5.5)
Total revenues	263.3	380.1	515.2	742.8
Losses and LAE	201.5	172.8	369.7	367.4
Insurance and reinsurance acquisition expenses	51.2	75.0	106.8	144.6
Other underwriting expenses	29.0	29.9	56.0	61.2
General and administrative expenses	3.9	9.6	9.0	16.2
Accretion of fair value adjustment to losses and LAE reserves	1.1	1.5	2.3	2.6
Interest expense on debt	7.0	6.8	13.9	8.0
Total expenses	293.7	295.6	557.7	600.0
Pre-tax income (loss)	$(30.4)	$84.5	$(42.5)	$142.8
GAAP ratios:
Losses and LAE	82%	56%	72%	61%
Expense	32%	34%	32%	34%
Total Combined	114%	90%	104%	95%

White Mountains Re Results - Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

White Mountains Re’s GAAP combined ratio increased to 114% for second quarter of 2008, from 90% for the second quarter of 2007. During the second quarter of 2008, the Company recognized $51 million of net adverse loss reserve development primarily resulting from a comprehensive loss reserve review as described below. This compares to $18 million of net favorable loss reserve development for the same period in 2007. Pre-tax catastrophe losses recorded during the second quarter of 2008 were $24 million, net of reinsurance and reinstatement premiums, or 10 points on the combined ratio compared to $12 million of pre-tax catastrophe losses, or 4 points on the combined ratio, for the prior period. Catastrophe losses in the second quarter of 2008 were mainly from an earthquake in China, storms in China and Germany, and Midwestern US floods. Prior period catastrophe losses were mainly from floods that occurred in the United Kingdom.

Management commenced a comprehensive loss reserve review (the “Reserve Review”) in the second quarter of 2008, primarily as a result of $41 million of adverse loss reserve development recorded in the first quarter of 2008 related to WMRe America’s construction defect (“CD”) exposed accounts from underwriting years 2001 and prior. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable reserve development at WMRe Sirius was mainly attributable to its property reinsurance book.

White Mountains Re’s gross written premiums decreased by 23% to $242 million in the second quarter of 2008 compared to $313 million in the second quarter of 2007, and net written premiums also decreased by 23% to $215 million in the second quarter of 2008 compared to $279 million in the comparable prior year period. These decreases were across most lines of business, and especially in North American casualty lines, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events during 2006 and 2007, have resulted in downward pressure on pricing, terms and conditions. Higher ceding company retentions have also reduced White Mountains Re’s premiums.

Insurance and reinsurance acquisition expenses declined by 32% to $51 million, in the second quarter of 2008 compared to $75 million in the second quarter of 2007. This decrease is due to the overall decline in premium volume discussed above, as well as a recovery recognized by WMRe Sirius as a result of a favorable arbitration ruling in a commission dispute. General and administrative expenses declined by $6 million, or 59%, over the comparable prior year period. This decrease was due to one-time expenses incurred in 2007 in connection with the issuance of $250 million of preference shares in May 2007.

White Mountains Re Results - Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

White Mountains Re’s GAAP combined ratio increased to 104% for the first six months of 2008, from 95% for the first six months of 2007. During the first six months of 2008, White Mountains Re recognized $84 million of net adverse loss reserve development primarily as a result of the Reserve Review and the CD losses recognized in the first quarter. This compares to $26 million of net favorable loss reserve development for the same period in 2007. The 2008 combined ratio included $33 million, or 6 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, mainly due to European Windstorm Emma, an earthquake in China, storms in China and Germany, and Midwestern US floods. The combined ratio for first six months of 2007 included $60 million, or 10 points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from European windstorms Kyrill and Hanno and floods that impacted the United Kingdom during second quarter 2007.

White Mountains Re’s gross written premiums decreased by 15% to $688 million in the first six months of 2008 compared to $812 million in the first six months of 2007, and net written premiums decreased by 16% to $575 million in the first six months of 2008 compared to $683 million in the first six months of 2007. These decreases were across most lines of business, and especially in North American casualty lines, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events during 2006 and 2007, have resulted in downward pressure on pricing, terms and conditions. Higher ceding company retentions have also reduced White Mountains Re’s premiums.

Insurance and reinsurance acquisition expenses declined by 26% to $107 million for the first six months of 2008 compared to $145 million for the first six months of 2007. This decrease is due to the overall decline in premium volume discussed above, as well as a recovery recognized by WMRe Sirius as a result of a favorable arbitration ruling in a commission dispute. Other underwriting expenses decreased by $5 million due to reductions in compensation expense. General and administrative expenses declined by $7 million, or 44%, over the comparable prior year period. This decrease was due to one-time expenses incurred in 2007 in connection with the issuance of $250 million of preference shares in May 2007 and the $400 million of senior unsecured notes issued in March 2007.

For the six months ended June 30, 2008, White Mountains Re’s interest expense increased by $6 million to $14 million, primarily due to the interest on the $400 million of senior notes.

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

Esurance

Financial results and GAAP ratios for Esurance for the three and six months ended June 30, 2008 and 2007 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Gross written premiums	$198.5	$186.8	$429.7	$395.6
Net written premiums	$197.7	$185.7	$428.0	$393.4
Earned insurance and reinsurance premiums	$211.0	$188.9	$418.0	$359.7
Net investment income	8.5	7.4	16.4	13.6
Net realized investment (losses) gains	(.4)	1.5	(1.9)	2.5
Net unrealized investment losses	(4.8)	—	(10.4)	—
Other revenue	12.7	3.1	15.8	6.1
Total revenues	227.0	200.9	437.9	381.9
Losses and LAE	158.7	147.1	327.1	277.4
Insurance and reinsurance acquisition expenses	43.3	50.3	89.7	95.0
Other underwriting expenses	18.6	15.9	37.6	30.6
General and administrative expenses	10.1	.1	10.7	.2
Amortization of AFI purchase accounting adjustments	4.7	—	4.7	—
Interest expense on debt	.4	—	.4	—
Total expenses	235.8	213.4	470.2	403.2
Pre-tax loss	$(8.8)	$(12.5)	$(32.3)	$(21.3)
GAAP ratios:
Losses and LAE	75%	78%	78%	77%
Expense	30%	35%	31%	35%
Total Combined	105%	113%	109%	112%

Esurance Results - Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

Esurance’s combined ratio of 105% and 109% for the three and six months ended June 30, 2008 was 8 points and 3 points lower, respectively, than the comparable periods in the prior year. The loss and LAE ratio was 75% and 78% for the second quarter and first six months of 2008 compared to 78% and 77% for the comparable periods in 2007. Selective rate increases and lower claims frequency offset rising severity costs in 2008. In addition, the current year results did not include any adverse loss reserve development, while the 2007 loss and LAE results included adverse loss reserve development of 4 points and 2 points for the quarter and six months, respectively. The expense ratio decreased to 30% and 31% for the quarter and six months ending June 30, 2008, compared to 35% for both of the comparable prior year periods. The decrease was driven by reduced advertising spending.

Total revenues were $227 million for the second quarter of 2008, a 13% increase from the second quarter of 2007, including
$12 million of revenue from AFI. Esurance’s net written premiums increased by 6% and 9% for the second quarter and first six months of 2008, to $198 million and $428 million, respectively, compared to the comparable prior year periods. Including nearly 280,000 customers at AFI, the Esurance segment now has approximately 780,000 policies in force. Excluding AFI, the Esurance in-force policy count increased 9% to 498,000 compared to the same period in 2007.

Esurance writes business in 28 states, which represent approximately 85% of the market for personal auto insurance premiums written in the United States during 2007. For the quarter ended June 30, 2008, Esurance’s largest states were California (with 24% of direct written premium), Florida (16%), New York (7%), Texas (5%) and Washington (5%). AFI sells policies in 50 states plus the District of Columbia. For the quarter ended June 30, 2008, AFI’s largest states were California (16% of policies in force), Texas (7%), Florida (6%), Pennsylvania (4%) and Georgia (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Funds, the International American Group, WM Advisors and White Mountains’ investments in common shares and warrants to purchase common shares of Symetra, Delos and Montpelier Re (until its disposition in May 2007).

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2008	2007	2008	2007
Net investment income	$11.2	$11.7	$19.5	$24.8
Net realized investment (losses) gains	(5.9)	8.3	(8.9)	6.4
Net unrealized investment losses	(6.9)	—	(6.9)	—
Other revenue - Tuckerman Funds	25.5	24.7	49.9	46.3
Other revenue	16.6	5.8	8.4	17.9
Total revenues	40.5	50.5	62.0	95.4
Losses and LAE	(1.9)	(10.9)	(.7)	(10.7)
Other underwriting expenses	.6	.8	1.3	1.6
General and administrative expenses - Tuckerman Funds	22.6	21.1	47.2	43.9
General and administrative expenses	10.6	28.9	34.1	49.9
Interest expense - debt	2.9	.2	3.9	4.4
Total expenses	34.8	40.1	85.8	89.1
Pre-tax income (loss)	$5.7	$10.4	$(23.8)	$6.3

Other Operations Results - Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

White Mountains’ Other Operations segment’s pre-tax income for the second quarter of 2008 was $6 million compared to $10 million in the second quarter of 2007. For the first six months of 2008, pre-tax loss was $24 million compared to pre-tax income of $6 million for the first six months of 2007. For both 2008 periods, the value of the Company’s investment in Symetra warrants decreased due to a decline in the valuation of stocks in the life insurance sector during the period. For the second quarter of 2008, the value of Symetra warrants decreased by $7 million compared to an increase in value of $5 million in last year’s second quarter, while the value of Symetra warrants decreased by $11 million over the first six months of 2008 compared to an increase in value of $8 million in the first six months of last year. The second quarter of 2008 also included $12 million in pre-tax income from WM Life Re primarily as a result of the mark-to-market valuation of WM Life Re’s derivative assets and liabilities, while the first six months of 2008 included $9 million of pre-tax losses from WM Life Re (see Note 9). In addition, the benefit to the Other Operations segment of lower incentive compensation charges for the second quarter and first six months of 2008 were offset by the impact of $11 million of favorable development recognized during the second quarter of 2007, primarily due to the settlement of a large claim at BICC.

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Preservation of capital is of the utmost importance. White Mountains’ investment portfolio mix as of June 30, 2008 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio will enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2.6 years including short-term investments and about 3.3 years excluding short-term investments at June 30, 2008, to seek the highest after-tax, risk-adjusted total returns.

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

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended		Six Months Ended
Pre-tax investment results	June 30,		June 30,
Millions	2008	2007	2008	2007
Net investment income	$111.7	$126.7	$228.5	$244.7
Net realized investment (losses) gains	(4.9)	89.1	(17.9)	163.0
Net unrealized investment losses (1)	(54.2)	(49.3)	(159.2)	(24.0)
Net unrealized foreign currency gains (losses) on investments	(19.3)	12.4	49.5	6.4
Total GAAP pre-tax investment gains	$33.3	$178.9	$100.9	$390.1

(1) In 2008, White Mountains reported net unrealized investment losses through net income as a result of the FAS 159 election. During 2007, net unrealized investment gains were reported through other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross investment returns versus benchmarks	2008	2007	2008	2007
Fixed maturity investments	(.5)%	.6%	1.6%	2.1%
Short-term investments	.6%	1.4%	1.5%	2.9%
Total fixed maturities	(.2)%	.7%	1.6%	2.2%
Lehman U.S. Aggregate Index	(1.0)%	(.5)%	1.1%	1.0%
Convertible fixed maturities	—%	1.1%	(2.4)%	1.4%
Common stock	3.0%	4.5%	(1.6)%	8.2%
Other investments	3.7%	10.7%	.3%	15.9%
Total equities	3.2%	6.3%	(1.1)%	10.5%
S&P 500 Index (total return)	(2.7)%	6.3%	(11.9)%	7.0%
Total consolidated portfolio	.4%	1.6%	.9%	3.5%

White Mountains’ total return on invested assets was 0.4% in the second quarter of 2008 compared to 1.6% in the second quarter of 2007. Despite a significant decline in the bond market and further erosion in the equity markets in the second quarter of 2008, White Mountains reported positive returns as the 3.2% return on equities more than offset the (0.2)% return on fixed maturities. For the first six months of 2008, White Mountains’ total return on invested assets was 0.9% compared to 3.5% for the first six months of 2007. The fixed maturity portfolio produced a return of 1.6% and the equity portfolio returned (1.1) % as both portfolios outperformed their benchmarks in the first six months of 2008.

Fair Value Considerations

On January 1, 2008, the Company adopted FAS 157, Fair Value Measurements. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

White Mountains uses observable inputs for the majority of its investment portfolio. As of June 30, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Other investments, which comprises investments in limited partnerships, hedge fund and private equity interests for which the FAS 159 fair value option has been elected, are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which approximates fair value. These investments are not publicly traded and, accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

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

White Mountains’ investment in Symetra warrants are measured at fair value. Because the warrants are not publicly traded, the fair value measurement is based on unobservable inputs and accordingly is classified as a Level 3 measurement.

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at June 30, 2008:

	June 30, 2008
Million	Total fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
Fixed maturities	$6,846.4	$153.2	2.2%
Common equity securities	1,620.6	132.4	8.2%
Convertible fixed maturity investments	414.6	—	—
Short-term investments	1,988.0	—	—
Other investments(1)	653.2	653.2	100.0%
Total investments	$11,522.8	$938.8	8.1%

(1)   The fair value of investment partnerships excludes carrying value of $13.3 associated with other investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and six months ended June 30, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in	—	—	—	52.4	52.4
Transfers out	(34.9)	(158.3)	—	—	(193.2)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Total realized and unrealized (losses) gains	(18.0)	(1.3)	—	17.1	(2.2)
Purchases	62.9	1.2	—	4.6	68.7
Sales	(2.6)	(.8)	—	(2.0)	(5.4)
Transfers in	5.2	—	—	—	5.2
Transfers out	(81.0)	(.1)	(2.8)	—	(83.9)
Balance at June 30, 2008	$153.2	$132.4	$—	$653.2	$938.8

Transfers into Level 3 measurements for fixed maturities relate primarily to securities recently acquired as of the quarter end and for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers into Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at the quarter end. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2 and are reflected in transfers out of Level 3 measurements for the quarter ended June 30, 2008. Transfers into Level 3 for the three-month period ended March 31, 2008 for other investments relate to the Company’s investment in Pentelia which was previously accounted for under the equity method (see Note 12). When the Company’s investment fell below the threshold for equity method accounting, the Company began accounting for the investment as a FAS 115 security, classified as trading.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for assets still held at June 30, 2008:

	Three Months Ended June 30,	Six Months Ended June 30,
Millions	2008	2008
Fixed maturities	$(17.3)	$(21.2)
Common equity securities	(1.3)	(4.1)
Convertible fixed maturities	—	—
Other investments	15.8	(2.0)
Total change in unrealized losses - Level 3 assets	$(2.8)	$(27.3)

All of the Company’s variable annuity reinsurance liabilities ($47.7 million) were classified as Level 3 measurements at June 30, 2008. The following table summarizes the changes in the Company’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3	Derivative Instruments Level 1	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$4.8	$31.0
Cumulative effect adjustment - FAS 157	(.3)	—	—	(.3)
Purchases	—	10.9	—	10.9
Realized and unrealized gains (losses)	(83.0)	23.1	32.6	(27.3)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(30.0)	(30.0)
Balance at March 31, 2008	$(96.0)	$72.9	$7.4	$(15.7)
Purchases	—	1.8	—	1.8
Realized and unrealized gains (losses)	48.3	(13.9)	(26.8)	7.6
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	31.0	31.0
Balance at June 30, 2008	$(47.7)	$60.8	$11.6	$24.7

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

All of the Company’s weather risk management contracts ($14.3 million) were classified as Level 3 measurements at June 30, 2008. The following table summarizes the changes in the Company’s weather risk management contract Level 3 measurements for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	10.5	.4
Net payments made on contracts settled during the period	(7.4)	(11.0)
Net (decrease) increase in fair value on settled and unsettled contracts	(6.7)	(.1)
Net liability for weather derivative contracts as of June 30 (2)	$14.3	$1.4

(1)   Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)   Includes unamortized deferred gains of $4.9 and $0.2 as of June 30, 2008 and 2007.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of June 30, 2008. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2008. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $7 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending program at June 30, 2008. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2008, $47 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
Millions	2008	2007
Mortgage-backed securities:
Agency (1)
GNMA	$978.5	$568.8
FNMA	263.5	156.7
FHLMC	296.5	293.7
Non-agency:
Residential	626.7	1,121.7
Commercial	441.0	317.2
Total mortgage-backed securities	2,606.2	2,458.1
Other asset-backed securities:
Credit card	224.7	428.9
Auto	15.5	8.4
Other	.6	3.2
Total other asset-backed securities	240.8	440.5
Total asset-backed securities (2)	$2,847.0	$2,898.6

(1)          Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)          Of White Mountains’ total asset-backed securities, approximately 98% and 95% as of June 30, 2008 and December 31, 2007, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). The remainder are investment grade.

NON-GAAP FINANCIAL MEASURES

This report includes four non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 36.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to exclude net unrealized gains/(losses) from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. The reconciliation of adjusted book value per share to book value per share is included on page 35.

During the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”. Fully diluted tangible book value per share is a non-GAAP measure that differs from adjusted book value per share by excluding goodwill and other intangible assets. The change from fully diluted tangible book value per share to adjusted book value per share has been presented retroactively for all periods. As a result of the change, goodwill and other intangible assets are included in the calculation for all periods presented. For periods ended March 31, 2008 and prior, the Company had not recorded any significant intangible assets other than goodwill The goodwill, which primarily relates to the FIN 46 consolidation of the Company’s investment in the Tuckerman Funds, was $34 million, $34 million, $30 million and $28 million as of June 30, 2008, March 31, 2008, December 31, 2007 and June 30, 2007, respectively. The inclusion of goodwill in adjusted book value per share did not have a significant effect on the calculation of growth per share for any periods presented.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 55.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 38.

LIQUIDITY AND CAPITAL RESOURCES

Berkshire Exchange

During the first quarter of 2008, White Mountains entered into an exchange agreement with Berkshire to transfer certain run-off businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (the “Berkshire Exchange”).

Under the terms of the agreement, Berkshire would exchange all or substantially all of its 16.3% stake in White Mountains (1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold CCIC, International American Group and $751 million in cash, subject to adjustment.

In anticipation of the Berkshire Exchange, White Mountains drew the $475 million available on the WTM Bank Facility to provide the necessary funds at the holding company level required for the transaction. The Company plans to repay the borrowings over time as it extracts funds from its operations. In April 2008, the Company repaid $175 million of the borrowings. Outstanding borrowings under the WTM Bank Facility as of June 30, 2008 of $300 million have an effective interest rate of 3.2%.

Berkshire Preferred Stock Redemption

On May 31, 2008, OneBeacon repaid the Berkshire Preferred Stock for $300 million, its redemption value, using proceeds from the sale of assets that had been held in trust in connection with the OneBeacon Offering.

Operating cash and short-term investments

Holding company level. The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments on the Company’s common shares, to minority interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income, capital raising activities and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, operating expenses, purchases of investments, payments on and repurchases/retirements of their debt obligations and dividend and tax sharing payments made to holding companies.

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

Management believes that White Mountains’ cash balances, cash flows from operations, routine sales of investments and the liquidity provided by the WTM Bank Facility and the OBH Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon’s top-tier insurance operating subsidiaries had $1.5 billion of unassigned funds. During the first six months of 2008, OneBeacon’s top-tier regulated insurance operating subsidiaries paid $72 million in dividends to their immediate parent.

During the first six months of 2008, OneBeacon Ltd. paid a $195 million special dividend in addition to its regular quarterly dividends to its common shareholders that totaled $40 million. An intermediate holding company of White Mountains received a total of $176 million of these dividends.

As of June 30, 2008, OneBeacon had approximately $157 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2007 statutory surplus of $927 million, WMRe America had the ability to pay approximately $93 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of June 30, 2008, WMRe America had negative earned surplus. During the first six months of 2008, WMRe America paid dividends of $60 million to its immediate parent.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2007, WMRe Sirius had $52 million of unrestricted statutory surplus, which is available for distribution in 2008. Based on its 2007 results, WMRe Sirius would have the ability to declare and pay additional dividends (on top of the $52 million noted above) of up to $60 million in 2008 without regulatory approval, if it elected not to allocate its related pre-tax earnings to the Safety Reserve. During the second quarter of 2008, WMRe Sirius elected to allocate these earnings to the Safety Reserve. During the first six months of 2008, WMRe Sirius paid $25 million in dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes (referred to as a group contribution). In early 2008, WMRe Sirius transferred approximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution.

WMRe Bermuda has the ability to declare and pay dividends of up to $103 million in 2008 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements. During the first six months of 2008, WMRe Bermuda paid $28 million of dividends to its immediate parent.

WMRUS has the ability to distribute its 2008 earnings without restriction. At June 30, 2008, WMRUS had $4 million of unrestricted cash. WMRUS did not pay any dividends during the first six months of 2008.

During the first six months of 2008, White Mountains Re paid $50 million of dividends to its immediate parent.

As of June 30, 2008, White Mountains Re and its intermediate holding companies had $110 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda, Scan Re, CCIC and WMRUS.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2007 statutory net income, Esurance Insurance Company has the ability to pay $3 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of June 30, 2008, Esurance Insurance Company had $33 million of unassigned funds. Esurance Insurance Company did not pay any dividends during the first six months of 2008.

As of June 30, 2008, Esurance had $0.2 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

Other operations:

As of June 30, 2008, White Mountains had approximately $1.0 billion of net unrestricted cash, fixed maturity and equity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.5 billion at June 30, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’s safety reserve ($428 million at June 30, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2008 and December 31, 2007:

($ in millions)	June 30, 2008	December 31, 2007
Total investments	$11,536.1	$11,649.0
Consolidated limited partnership investments (1)	(122.1)	(123.0)
Investments held in trust	—	(305.6)
Cash	198.3	171.3
Investment in unconsolidated affiliates	289.0	406.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	65.3	5.6
Accounts receivable on unsettled investment sales	36.5	201.1
Accounts payable on unsettled investment purchases	(72.8)	(46.4)
Interest-bearing funds held by ceding companies (2)	178.0	192.8
Interest-bearing funds held under reinsurance treaties (3)	(53.1)	(73.4)
Net investment assets	$12,055.2	$12,077.7

Total common shareholders’ equity	$4,597.3	$4,713.4
Minority interest - OneBeacon Ltd.	400.0	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Debt	1,520.6	1,192.9
Total capital (4)(5)	$6,767.9	$6,673.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	65.3	5.6
Total adjusted capital	$6,833.2	$6,679.1

Insurance float	$5,222.0	$5,398.6
Insurance float as a multiple of total adjusted capital	0.8x	0.8x
Net investment assets as a multiple of total adjusted capital	1 .8x	1 .8x

Insurance float as a multiple of common shareholders’ equity	1.1x	1.1x
Net investment assets as a multiple of common shareholders’ equity	2.6x	2.6x

(1)   The minority interest portion of investments of consolidated limited partnership have not been included in insurance float because White Mountains does not have the ability to utilize the net assets supporting this minority interest.

(2)   Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(3)   Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

(4)   Excludes the Berkshire Preferred Stock, having an aggregate accreted liquidation preference at December 31, 2007 of $278 and $306 of investments held in irrevocable grantor trusts for the purpose of economically defeasing the Berkshire Preferred Stock. The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account.

(5)   The minority interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the net assets supporting this minority interest.

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

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2008 and December 31, 2007:

($ in millions)	June 30, 2008	December 31, 2007
OBH Senior Notes, carrying value	$699.0	$698.9
WMRe Senior Notes, carrying value	399.0	398.9
WTM Bank Facility	300.0	—
OBH Bank Facility	—	—
Other debt of operating subsidiaries	122.6	95.1
Total debt	1,520.6	1,192.9

Minority interest - OneBeacon Ltd.	400.0	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Total common shareholders’ equity	4,597.3	4,713.4
Total capital (1)(2)	6,767.9	6,673.5

Equity in net unrealized losses from Symetra’s fixed maturity portfolio	65.3	5.6
Total adjusted capital	$6,833.2	$6,679.1

Total debt to total adjusted capital	22%	18%
Total debt and WMRe Group Preference Shares to total adjusted capital	26%	22%

(1)   The minority interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the net assets supporting this minority interest.

(2)   The Berkshire Preferred Stock, having an aggregate accreted liquidation preference of $278 at December 31, 2007 was not included in total capital because it was economically defeased in connection with the OneBeacon Offering. The Berkshire Preferred Stock was redeemed in May 2008.

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

At June 30, 2008, the noncontrolling shareholders of AFI held a Senior Secured Note (“the AFI Note”) for $29.6 million. On July 30, 2008, White Mountains repaid this note in connection with its acquisition of the remaining debt and equity interests of AFI from the minority owner (see Note 15).

During the first quarter of 2008, White Mountains drew the full $475 million under the WTM Bank Facility. White Mountains repaid $175 million of this amount during the second quarter of 2008.

OneBeacon, through its wholly owned subsidiary, OBH, has a $75 million revolving credit facility that matures in November 2011 (the “OBH Bank Facility”). As of June 30, 2008, the OBH Bank Facility was undrawn.

The WTM Bank Facility and the OBH Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the OBH Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At June 30, 2008, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Programs

White Mountains:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of June 30, 2008, 309,299 common shares had been repurchased and retired for $153 million, which included 18,458 common shares repurchased for $8 million during the first six months of 2008.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, OneBeacon has repurchased and retired 4.5 million of its Class A common shares. During the three and six months ended June 30, 2008, OneBeacon repurchased and retired 0.5 million and 3.0 million, respectively, of its Class A common shares for $9 million and $62 million, respectively.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the six months ended June 30, 2008 and 2007 follows:

For the six months ended June 30, 2008

Financing and Other Capital Activities

In anticipation of the Berkshire Exchange, the Company drew the $475 million available on WTM Bank Facility to provide the necessary funds at the holding company level required for the transaction. The Company plans to repay the borrowings over time as it extracts funds from its operations. In April 2008, the Company repaid $175 million of the borrowings on the WTM Bank Facility.

During the first six months of 2008, the Company declared and paid cash dividends of $42 million to its common shareholders.

During the first six months of 2008, the Company repurchased and retired 18,458 of its common shares for $8 million.

During the first six months of 2008, OneBeacon Ltd. declared and paid cash dividends of $236 million to its common shareholders, including a $195 million special dividend and $40 million of regular quarterly dividends. A total of $176 million of these dividends were received by an intermediate holding company of White Mountains.

During the first six months of 2008, OneBeacon Ltd. repurchased and retired 3.0 million of its Class A common shares for $62 million through its share repurchase program.

During the first six months of 2008, OneBeacon paid $12 million of dividends on, and repaid the $300 million redemption value of, the Berkshire Preferred Stock, using funds that had been held in trust for the purpose of economically defeasing the preferred stock.

During the six months ended June 30, 2008, White Mountains Re declared and paid $9 million of dividends to holders of the WMRe Preference Shares.

During the first six months of 2008, White Mountains Re paid $50 million of dividends to its immediate parent.

Acquisitions and Dispositions

During the first six months of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During the first six months of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI for $30 million. White Mountains also contributed an additional $3 million to AFI during the first quarter of 2008. On April 1, 2008, AFI emerged from a pre-packaged bankruptcy reorganization. In the reorganization, the debt held by White Mountains was exchanged for additional shares of common equity, thus increasing White Mountains’ ownership share to 68.9%.

Other Liquidity and Capital Resource Activities

During the first six months of 2008, White Mountains made payments totaling $66 million, in cash or by deferral into certain non-qualified compensation plans or by issuing common shares of the Company, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

During the first six months of 2008, the Company issued a total of 600 common shares to its employees through the exercise of Options during the period and received cash proceeds of $0.1 million in connection with these Option exercises.

For the six months ended June 30, 2007

Financing and Other Capital Activities

In May 2007, White Mountains Re received net proceeds of $246 million from the issuance of the Preference Shares. White Mountains Re declared and paid a $2 million cash dividend on these shares in June 2007.

In March 2007, White Mountains Re received net proceeds of $392 million from the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent. In addition, White Mountains used a portion of the dividend to repay its $320 million outstanding balance on the WTM Bank Facility.

During the first six months of 2007, the Company declared and paid cash dividends of $43 million to its common shareholders.

During the first six months of 2007, OneBeacon Ltd. paid cash dividends of $27 million to its common shareholders, $15 million of which was received by an intermediate holding company of White Mountains.

On June 30, 2007, OneBeacon repaid $20 million of its mandatorily redeemable preferred stock using funds that had been held in trust for the purpose of economically defeasing the preferred stock. OneBeacon also paid $15 million in dividends on its mandatorily redeemable preferred stock during the first six months of 2007 using funds that were held in trust for the purpose of economically defeasing the preferred stock.

Acquisitions and Dispositions

During the first six months of 2007, White Mountains sold 645,262 shares of OneBeacon Ltd. to OneBeacon’s employee stock ownership plan for proceeds of $17 million.

Other Liquidity and Capital Resource Activities

During the first six months of 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

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

•                  growth in book value and adjusted book value per share or return on equity;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of June 30, 2008, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2008.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolves nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9 million in the second quarter, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3-“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 1A. Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides detail of White Mountains’ purchases of its common shares during the first six months of 2008:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2008	6,838	$480.15	—	709,159
June 1- 30, 2008	18,458	$434.45	18,458	690,701
Total	25,296	$446.80	18,458	690,701

(1)          On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company’s 2008 Annual General Meeting of Members (the “2008 Annual Meeting”) was held on May 29, 2008 in Hamilton, Bermuda. At the 2008 Annual Meeting:

1)              four persons were elected to serve as Class II directors of the Company with a term ending 2011,

2)              an amendment to the Company’s Bye-law 62 that, in order to protect the Company’s tax attributes, would require prior Board approval for any transfer of Company shares that would result in the creation of a new 5% shareholder or an increase in the ownership percentage of any 5% shareholder was approved,

3)              an amendment to the Company’s Bye-law 39 and 52 to permit the Company, to the extent permitted by Bermuda law, to utilize the new ‘Notice and Access’ rules of the Securities and Exchange Commission in connection with providing proxy materials to Members was approved,

4)              four persons were elected to serve as directors of WMRe Sirius,

5)              four persons were elected to serve as directors of WMRe Bermuda, Scan Re, and Helicon,

6)              four persons were elected to serve as directors of WM Life Re,

7)              four persons were elected to serve as directors of Galileo Weather Risk Management Ltd. (“Galileo Ltd.”),

8)              four persons were elected to serve as directors of any new non-United States operating subsidiaries and

9)              the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2008 was approved.

As of March 31, 2008, the record date for the 2008 Annual Meeting, a total of 10,570,234 common shares were eligible to vote prior to consideration of the voting cut-back of all holders with 10% or more voting control in accordance with the Company’s Bye-laws. The results of the vote, after taking into consideration the voting cut-back, are presented below.

Proposal 1 - Election of the Company’s Directors

Nominee:	Votes FOR	Votes Withheld
Raymond Barrette	6,903,487	149,991
Yves Brouillette	7,009,815	43,663
George J. Gillespie, III	5,398,980	1,654,498
John D. Gillespie	5,423,835	1,629,643

Proposal 2 - Ratification of an amendment to the Company’s Bye-laws (5% ownership restriction)

Votes FOR	Votes Against	Abstained
5,305,531	1,723,904	24,043

Proposal 3 - Ratification of an amendment to the Company’s Bye-laws (Notice and Access)

Votes FOR	Votes Against	Abstained
7,017,560	12,786	23,132

Proposal 4 - Election of Directors of WMRe Sirius

Nominee:	Votes FOR	Votes Withheld
Charles B. Chokel	6,975,578	77,900
Allan L. Waters	6,975,578	77,900
Jan A.M. Silverudd	6,975,578	77,900
Goran Thorstensson	6,975,578	77,900

Proposal 5 - Election of Directors of WMRe Bermuda, Scandinavian Re, and Helicon

Nominee:	Votes FOR	Votes Withheld
Charles B. Chokel	6,997,504	55,974
Allan L. Waters	6,997,504	55,974
Warren J. Trace	6,997,504	55,974
Christine H. Repasy	6,997,504	55,974

Proposal 6 - Election of Directors of WM Life Re

Nominee:	Votes FOR	Votes Withheld
Raymond Barrette	6,992,874	60,604
David T. Foy	6,992,874	60,604
Henry K. Cheng	6,992,874	60,604
Jennifer L. Pitts	6,992,874	60,604

Proposal 7 - Election of Directors of Galileo Ltd

Nominee:	Votes FOR	Votes Withheld
David T. Foy	6,997,770	55,708
Robert R. Lusardi	6,997,770	55,708
Scott W. Edwards	6,997,770	55,708
Martin R. Malinow	6,997,770	55,708

Proposal 8 - Election of Directors of any New Non-United States Operating Subsidiaries

Nominee:	Votes FOR	Votes Withheld
Raymond Barrette	6,997,611	55,867
David T. Foy	6,997,611	55,867
Warren J. Trace	6,997,611	55,867
Jennifer L. Pitts	6,997,611	55,867

Proposal 9 - Approval of Appointment of PricewaterhouseCoopers LLP

Votes FOR	Votes Against	Abstained
7,028,486	18,672	6,320

Item 5.         Other Information.

None.

Item 6.	Exhibits

	(a)	Exhibits

		3(ii) -	Amended and Restated Bye-laws of the Company *

10.1 -

First Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. *

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: August 1, 2008	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer