Form 10-Q
period 2008-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2008-10-31
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

Yes   ☐   No   ☒

As of October 30, 2008, 10,441,964 common shares with a par value of $1.00 per share were outstanding (which includes 53,200 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	Septermber 30,	December 31,
(Millions, except share and per share amounts)	2008	2007
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $6,233.3 and $7,193.0)	$6,160.1	$7,371.5
Common equity securities, at fair value (cost: $1,450.4 and $1,298.8)	1,393.4	1,550.7
Short-term investments, at amortized cost (which approximates fair value)	2,256.6	1,327.3
Other investments (cost: $546.4 and $539.2)	583.9	603.3
Convertible fixed maturity investments, at fair value (cost: $372.4 and $482.1)	353.0	490.6
Trust account investments, at amortized cost (fair value $ — and $307.0)	—	305.6
Total investments	10,747.0	11,649.0
Cash (restricted: $50.8 and $8.5)	220.8	171.3
Reinsurance recoverable on unpaid losses	1,501.8	1,702.9
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,763.6	1,765.0
Reinsurance recoverable on paid losses	50.8	59.5
Insurance and reinsurance premiums receivable	929.0	877.0
Securities lending collateral	341.2	661.6
Funds held by ceding companies	203.3	231.1
Investments in unconsolidated affiliates	195.0	406.3
Deferred acquisition costs	350.4	326.0
Deferred tax asset	484.9	236.6
Ceded unearned premiums	134.3	123.1
Accrued investment income	80.0	83.2
Accounts receivable on unsettled investment sales	27.0	201.1
Other assets	735.3	611.9
Total assets	$17,764.4	$19,105.6

Liabilities
Loss and loss adjustment expense reserves	$7,936.8	$8,062.1
Unearned insurance and reinsurance premiums	1,743.6	1,605.2
Debt	1,367.1	1,192.9
Securities lending payable	349.6	661.6
Deferred tax liability	369.2	353.2
Incentive compensation payable	160.3	224.2
Funds held under reinsurance treaties	75.1	103.0
Ceded reinsurance payable	100.4	124.8
Accounts payable on unsettled investment purchases	17.4	46.4
Other liabilities	904.5	873.1
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $ — and $300.0)	—	278.3
Total liabilities	13,024.0	13,524.8
Minority interest - OneBeacon Ltd.	337.1	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Minority interest - consolidated limited partnerships	91.4	100.2
Total minority interest	678.5	867.4
Common shareholders’ equity
Common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 10,441,964 and 10,553,572 shares	10.4	10.5
Paid-in surplus	1,676.7	1,680.7
Retained earnings	2,495.4	2,718.5
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	—	208.9
Equity in unrealized losses from investments in unconsolidated affiliates	(147.2)	(1.9)
Net unrealized foreign currency translation gains	28.7	99.3
Other	(2.1)	(2.6)
Total common shareholders’ equity	4,061.9	4,713.4
Total liabilities, minority interest and common shareholders’ equity	$17,764.4	$19,105.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2008	2007	2008	2007
Revenues:
Earned insurance and reinsurance premiums	$935.7	$936.3	$2,786.5	$2,835.0
Net investment income	105.7	128.9	334.2	373.6
Net realized investment (losses) gains	(129.0)	29.9	(146.9)	192.9
Net unrealized investment losses	(300.7)	—	(480.1)	—
Other revenue	6.3	60.3	101.4	130.6
Total revenues	618.0	1,155.4	2,595.1	3,532.1
Expenses:
Loss and loss adjustment expenses	697.6	591.9	1,969.0	1,797.3
Insurance and reinsurance acquisition expenses	190.5	183.9	556.0	580.1
Other underwriting expenses	120.4	103.6	364.6	377.5
General and administrative expenses	65.3	43.0	181.3	158.3
Accretion of fair value adjustment to loss and loss adjustment expense reserves	4.3	5.4	12.6	16.0
Interest expense on debt	20.4	19.8	61.5	54.9
Interest expense - dividends on preferred stock subject to mandatory redemption	—	7.1	11.8	22.2
Interest expense - accretion on preferred stock subject to mandatory redemption	—	9.2	21.6	26.2
Total expenses	1,098.5	963.9	3,178.4	3,032.5
Pre-tax (loss) income	(480.5)	191.5	(583.3)	499.6
Income tax benefit (provision)	150.8	(64.3)	187.1	(151.3)
(Loss) income before equity in earnings of unconsolidated affiliates, extraordinary item, and minority interest	(329.7)	127.2	(396.2)	348.3
Equity in earnings of unconsolidated affiliates	.8	8.2	7.2	27.3
Excess of fair value of acquired assets over cost	—	—	4.2	—
Minority interest	52.2	(24.0)	42.1	(69.4)
Net (loss) income	(276.7)	111.4	(342.7)	306.2
Change in net unrealized gains and losses for investments held	—	28.8	—	102.4
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(80.8)	14.3	(141.8)	(19.1)
Change in foreign currency translation and other	(133.2)	24.4	(83.0)	38.5
Recognition of net unrealized losses for investments sold	—	(2.8)	—	(93.0)
Comprehensive net (loss) income	$(490.7)	$176.1	$(567.5)	$335.0
Basic (loss) earnings per share	$(26.55)	$10.33	$(32.69)	$28.40
Diluted (loss) earnings per share	(26.55)	10.32	(32.69)	28.35
Dividends declared and paid per common share	$—	$2.00	$4.00	$6.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Unaudited

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax

Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)
Net loss	(342.7)	—	(342.7)	—
Other comprehensive loss, after-tax	(224.7)	—	—	(224.7)
Dividends declared on common shares	(42.3)	—	(42.3)	—
Issuances of common shares	8.6	8.6	—	—
Repurchases and retirements of common shares	(59.3)	(21.9)	(37.4)	—
Amortization of restricted share and option awards	9.2	9.2	—	—

Balances at September 30, 2008	$4,061.9	$1,687.1	$2,495.4	$(120.6)

		Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	paid-in	Retained	income,
(Millions)	equity	surplus	earnings	after-tax

Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8

Cumulative effect adjustment - taxes (FIN 48)	.2	—	.2	—
Net income	306.2	—	306.2	—
Other comprehensive income, after-tax	28.8	—	—	28.8
Dividends declared on common shares	(65.1)	—	(65.1)	—
Issuances of common shares	1.8	1.8	—	—
Repurchases and retirements of common shares	(2.5)	(2.5)	—	—
Amortization of restricted share and option awards	7.9	7.9	—	—

Balances at September 30, 2007	$4,732.6	$1,734.7	$2,737.3	$260.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(Millions)	2008	2007
Cash flows from operations:
Net (loss) income	$(342.7)	$306.2
Charges (credits) to reconcile net (loss) income to net cash used for operations:
Net realized investment losses (gains)	146.9	(192.9)
Net unrealized investment losses	480.1	—
Excess of fair value of acquired assets over cost	(4.2)	—
Minority interest	(42.1)	69.4
Other operating items:
Net change in loss and loss adjustment expense reserves	(76.2)	(572.1)
Net change in reinsurance recoverable on paid and unpaid losses	202.4	544.5
Net change in unearned insurance and reinsurance premiums	163.0	136.6
Net change in funds held by ceding companies	10.4	110.1
Net change in deferred acquisition costs	(27.3)	(34.0)
Net change in ceded unearned premiums	(16.5)	(38.7)
Net change in funds held under reinsurance treaties	(28.1)	(42.4)
Net change in insurance and reinsurance premiums receivable	(59.2)	(45.1)
Net change in other assets and liabilities, net	(271.3)	(78.9)
Net cash provided from operations	135.2	162.7
Cash flows from investing activities:
Net change in short-term investments	(938.8)	(267.7)
Sales of fixed maturity and convertible fixed maturity investments	3,333.4	3,940.6
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,205.5	980.2
Maturities of trust account investments	305.6	33.8
Sales of common equity securities	367.5	365.9
Sales of other investments	44.4	120.6
Sales of consolidated and unconsolidated affiliates, net of cash sold	4.2	47.2
Sale of shares of OneBeacon Ltd.	—	16.7
Purchases of other investments	(50.4)	(47.1)
Purchases of common equity securities	(518.6)	(622.4)
Purchases of fixed maturity and convertible fixed maturity investments	(3,410.1)	(4,823.1)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(224.4)	(51.6)
Net change in unsettled investment purchases and sales	145.1	5.5
Net acquisitions of property and equipment	(9.3)	(19.9)
Net cash provided from (used for) investing activities	254.1	(321.3)
Cash flows from financing activities:
Issuance of White Mountains Re Group, Ltd. Preference Shares, net of issuance costs	—	246.6
Issuance of debt	475.0	394.4
Repayment of debt	(277.0)	(322.0)
Repurchase of debt	(22.3)	—
Redemption of mandatorily redeemable preferred stock	(300.0)	(20.0)
Interest rate swap agreements	—	(2.4)
Cash dividends paid to the Company’s common shareholders	(42.3)	(65.1)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(64.6)	(17.8)
Cash dividends paid to preferred shareholders	(11.8)	(22.2)
Cash dividends paid on White Mountains Re Group Ltd. Preference Shares	(9.4)	(1.9)
OneBeacon Ltd. common shares repurchased and retired	(68.8)	(5.8)
Common shares repurchased	(59.3)	(2.5)
Proceeds from option exercises	.4	1.8
Net cash (used for) provided from financing activities	(380.1)	183.1
Effect of exchange rate changes on cash	(2.0)	2.1
Net increase in cash during the period	7.2	26.6
Cash balances at beginning of period (excludes restricted cash balances of $8.5 and $0)	162.8	159.0
Cash balances at end of period (excludes restricted cash balances of $50.8 and $0)	$170.0	$185.6
Supplemental cash flows information:
Interest paid	$(54.0)	$(30.0)
Net payments to national governments	$(86.2)	$(81.7)

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, personal and commercial products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”).  During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  At September 30, 2008, White Mountains owned 75.5% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”), which was formerly known as Folksamerica Reinsurance Company, Sirius International Insurance Corporation (“WMRe Sirius”), and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”), which was formerly known as Fund American Reinsurance Company, Ltd.  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scan Re”) and Commercial Casualty Insurance Company (“CCIC”), both of which are in run off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI, an online personal insurance agency, for $30.2 million. White Mountains also contributed an additional $2.6 million to AFI during the first quarter of 2008 and accounted for its investment in AFI under the equity method.  On April 1, 2008, White Mountains increased its ownership share in AFI to 68.9% and began accounting for its investment in AFI as a consolidated subsidiary. On July 30, 2008, White Mountains acquired the remaining equity and debt interests from the minority owner of AFI for $44.4 million.  As a result, White Mountains now owns 100% of AFI. (see Note 2).

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“BICC”), both of which are in run-off.  The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

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

Minority Interest

Minority interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to minority interests is presented net of related income taxes in the statement of operations and comprehensive income. The change in unrealized investment gains (losses) prior to the January 1, 2008 adoption of FAS 159, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of minority interest.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at September 30, 2008 and December 31, 2007 was 24.5% and 27.1%.

On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “WMRe Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The WMRe Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of operations and comprehensive income, respectively.

At June 30, 2008, White Mountains owned 68.9% of AFI, while the noncontrolling shareholders of AFI held 31.1% of its common equity shares and a $29.6 million Secured Senior Note from AFI (see Note 6). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 2).

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008, White Mountains adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by prices determined based on observable inputs including prices for similar but not identical assets or liabilities (“Level 2”) and followed by prices based on assumptions that include significant unobservable inputs, having the lowest priority (“Level 3”).

White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available.  In circumstances where quoted prices are unavailable, White Mountains utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

White Mountains’ process to validate the market prices obtained from outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Other investments, which comprises limited partnerships, hedge funds and private equity interests for which the FAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Fair Value Option

On January 1, 2008, White Mountains adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains has made the fair value election for its portfolio of available for sale (“AFS”) securities, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefits (“GMDB”) liabilities.

Upon adoption of FAS 159, White Mountains’ portfolio of AFS securities were reclassified as trading. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. Prior to adoption, unrealized investment gains and losses on AFS securities were reported net, after-tax, as a separate component of shareholders’ equity. Changes in net unrealized investment gains and losses on AFS securities, net of the effect of adjustment for minority interest and after-tax, were reported as a component of other comprehensive income.

White Mountains’ investments in limited partnerships comprises investments in hedge funds, private equity funds and other investment limited partnerships. Prior to January 1, 2008, changes in White Mountains’ interests in limited partnerships accounted for under the equity method were included in net realized investment gains and changes in interests in limited partnerships not accounted for under the equity method were reported, after-tax, as a component of other comprehensive income.  Effective January 1, 2008, White Mountains has made the fair value election for most of its limited partnership investments in hedge funds and private equity funds. For the limited partnership investments for which White Mountains has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those investment limited partnerships for which White Mountains has not made the fair value election, White Mountains continues to account for its interests under the equity method.

Upon adoption, White Mountains recorded an adjustment to increase opening retained earnings and decrease accumulated other comprehensive income by $199.6 million to reclassify net unrealized gains and net unrealized foreign currency translation gains related to AFS securities and investments in limited partnerships.

In addition, White Mountains recorded an adjustment to decrease opening retained earnings and increase other liabilities by $0.3 million for the change in the GMDB liabilities arising from measurement at fair value. White Mountains believes that making the election for its portfolio of investment securities and investments in hedge funds and private equity funds will result in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return. With respect to the variable annuity GMDB guarantees, making the election will result in recognition of changes in fair value on the same basis used by White Mountains to economically hedge its variable annuity guarantee liabilities.

Recent Accounting Pronouncements

Derivatives Disclosures

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. White Mountains plans to adopt FAS 161 January 1, 2009 and is still evaluating the effect of adoption.

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. The FSP requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, all prior period earnings per share data must be adjusted retrospectively to conform to the provisions of the FSP. Early application is not permitted. White Mountains is currently evaluating the potential impact of adopting this FSP.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R is effective for fiscal years beginning after December 15, 2008. White Mountains is in the process of evaluating the potential effect of adoption.  FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in SFAS 141, Business Combinations (“FAS 141”). In addition, FAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share.  Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the FASB Concepts Statement No. 6, Elements of Financial Statements, criteria for an asset or liability. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS No. 109, Accounting for Income Taxes (“FAS 109”), such changes were recognized through goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

Non-controlling interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests-an amendment to ARB 51 (“FAS 160”). FAS 160 is effective for fiscal years beginning after December 15, 2008. FAS 160 requires all companies to account for minority interests in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interest that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. Upon adoption, White Mountains would be required to reflect the ownership interests in its consolidated subsidiaries within equity.

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

Under the terms of the agreement, Berkshire will exchange substantially all of its 16.3% stake in White Mountains (1,633,787 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold CCIC, International American Group, and $707.4 million in cash.  (See Note 15).

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

On April 1, 2008, AFI emerged from a pre-packaged bankruptcy reorganization.  In the reorganization, the debt held by White Mountains was exchanged for additional shares of common equity, thus increasing White Mountains’ ownership share to 68.9%.  Effective April 1, 2008, White Mountains accounts for its investment in AFI as a consolidated subsidiary.  In connection with the reorganization, which was accounted for as an acquisition under the purchase method of accounting, White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of April 1, 2008. Significant assets and liabilities acquired included cash of $9.4 million, debt of $29.6 million (see Note 6), accrued liabilities of $7.5 million and a deferred tax asset of $64.2 million, which was offset by a full valuation allowance prior to purchase accounting adjustments.  After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost, consisting of a $53.2 million intangible asset related to the value of business in force at the acquisition date, an adjustment to property and equipment of $4.0 million to reflect the fair value of AFI’s information technology infrastructure, and a related deferred tax liability of $20.0 million.  Upon recording the deferred tax liability, the valuation allowance was reduced by $20.0 million resulting in a valuation allowance of $44.2 million and a deferred tax asset of $20.0 million.

On July 30, 2008, White Mountains acquired the remaining equity and debt interests from the minority owner of AFI for $44.4 million.  In connection with the acquisition, White Mountains repaid the AFI note of $29.6 million. White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of July 30, 2008. Significant assets and liabilities acquired included cash of $6.6 million, accrued liabilities of $6.1 million and a deferred tax asset of $25.4 million, which was offset by a full valuation allowance prior to purchase accounting adjustments. After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost consisting of a $20.8 million intangible asset related to the value of business in force at acquisition date, an adjustment to property and equipment of $1.8 million to reflect the fair value of AFI’s information technology infrastructure and a related deferred tax liability of $25.4 million.

The intangible asset associated with the acquired business in force will be amortized over an 8-year period, consistent with the expected term of the related business in force.  For the three and nine months ended September 30, 2008, White Mountains recognized $5.4 million and $9.8 million of amortization expense related to the intangible asset associated with the acquired business in force.  The purchase adjustment related to the information technology infrastructure will be amortized over a 3-year period, consistent with White Mountains’ amortization period for similar assets.  For the three and nine months ended September 30, 2008, White Mountains recognized $0.5 million and $0.8 million of amortization expense related to AFI’s information technology infrastructure.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Gross beginning balance	$7,946.4	$8,364.7	$8,062.1	$8,777.2
Less beginning reinsurance recoverable on unpaid losses	(3,327.6)	(3,693.2)	(3,467.9)	(4,015.7)
Net loss and LAE reserves	4,618.8	4,671.5	4,594.2	4,761.5
Loss and LAE reserves acquired - Helicon	—	—	13.7	—
Loss and LAE incurred relating to:
Current year losses	714.2	592.8	1,915.9	1,850.7
Prior year losses	(16.6)	(.9)	53.1	(53.4)
Total incurred losses and LAE	697.6	591.9	1,969.0	1,797.3
Net change in loss reserves - Sierra Insurance Group (1)	—	(9.0)	—	(9.0)
Accretion of fair value adjustment to loss and LAE reserves	4.3	5.4	12.6	16.0
Foreign currency translation adjustment to loss and LAE reserves	(33.1)	24.1	(8.7)	31.3
Loss and LAE paid relating to:
Current year losses	(249.5)	(304.2)	(668.4)	(685.5)
Prior year losses	(366.7)	(312.3)	(1,241.0)	(1,244.2)
Total loss and LAE payments	(616.2)	(616.5)	(1,909.4)	(1,929.7)
Net ending balance	4,671.4	4,667.4	4,671.4	4,667.4
Plus ending reinsurance recoverable on unpaid losses	3,265.4	3,581.9	3,265.4	3,581.9
Gross ending balance	$7,936.8	$8,249.3	$7,936.8	$8,249.3

(1)          During the three months ended September 30, 2007, White Mountains Re recorded a $9.0 decrease on its workers compensation loss reserves relating to its Sierra Insurance Group acquisition, which was offset dollar-for-dollar by an increase in the principal amount of the Sierra Note that White Mountains Re issued as part of that acquisition.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2008

White Mountains experienced $16.6 million of net favorable loss reserve development and $53.1 million of net adverse loss reserve development during the three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2008, White Mountains Re had net adverse loss reserve development of $4.0 million and $87.7 million.  The net adverse loss reserve development in the nine months ended September 30, 2008 primarily resulted from a comprehensive loss reserve review performed in the second quarter of 2008, as described below, and $40.5 million of construction defect losses from accident years 2001 and prior recorded in the first quarter of 2008, offset by net favorable loss reserve development from recent accident years.

White Mountains Re management commenced a comprehensive loss reserve review (the “Reserve Review”) in the second quarter of 2008, primarily as a result of the $40.5 million adverse loss reserve development recorded in the first quarter of 2008 referred to above. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants.  The Reserve Review included all of WMRe America’s non-asbestos and environmental (“A&E”) casualty loss reserves as well as certain lines of business at WMRe Sirius.  The Reserve Review resulted in $140.0 million of additional adverse loss reserve development at WMRe America, partially offset by $85.0 million of favorable loss reserve development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was predominantly attributable to its property reinsurance book.

For the three and nine months ended September 30, 2008, OneBeacon had net favorable loss reserve development of $20.8 million and $33.0 million that primarily related to professional liability in specialty lines and package business in commercial lines, partially offset by adverse loss reserve development at AutoOne in personal lines and in run-off.

For the three and nine months ended September 30, 2008, Esurance did not record any net loss reserve development.

For the nine months ended September 30, 2008, the Other Operations segment had $1.6 million of net favorable loss reserve development.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2007

White Mountains experienced $0.9 million and $53.4 million of net favorable loss reserve development during the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, OneBeacon had net favorable loss reserve development of $16.5 million that was offset primarily by $15.0 million of net adverse loss reserve development at Esurance.  For the nine months ended September 30, 2007, OneBeacon, White Mountains Re, and Other Operations had net favorable loss reserve development of $41.2 million, $25.1 million and $10.5 million, respectively, offset by $23.4 million of net adverse loss reserve development at Esurance.  OneBeacon’s net favorable loss reserve development in 2007 primarily related to professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne.  Esurance experienced net adverse loss reserve development in 2007 that primarily related to bodily injury claims from prior accident years. Net favorable loss reserve development at White Mountains Re in 2007 primarily related to property lines. The Other Operations segment experienced $10.5 million of favorable loss reserve development during 2007 primarily due to the settlement of a large claim at British Insurance Company.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, WMRe Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $4.3 million and $12.6 million of such charges for the three and nine months ended September 30, 2008, and $5.4 million and $16.0 million for the three and nine months ended September 30, 2007.  As of September 30, 2008, the outstanding pre-tax unaccreted adjustment was $46.0 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2008, OneBeacon had $19.4 million of reinsurance recoverables on paid losses and $2,754.0 million (gross of $209.1 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers (Millions)	Balance at September 30, 2008	% of Total	A.M. Best Rating (1)
Subsidiaries of Berkshire (NICO and GRC) (2)	$2,001.4	72.2%	A	++
Tokio Marine and Nichido Fire (3)	56.4	2.0%	A	++
Munich Re America	45.2	1.6%	A	+
QBE Insurance Corporation	41.5	1.5%	A
Swiss Re	27.1	1.0%	A	+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $277.7 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Excludes $46.7 of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development on losses occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2008 it has used approximately $2.2 billion of the coverage provided by NICO.  Through September 30, 2008 $1.1 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $41.6 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

In September 2008, OneBeacon completed a study of its A&E exposures. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO under the NICO Cover, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover.  Due to the NICO Cover, there was no impact to income or equity from the change in estimate. (See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – specifically A&E Exposures in the OneBeacon segment discussion for a detailed discussion of the results of this study).

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.

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

White Mountains Re

At September 30, 2008, White Mountains Re had $30.2 million of reinsurance recoverables on paid losses and $691.4 million that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectibility of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at September 30, 2008	% of Total	A.M. Best Rating (2)		% Collateralized
Imagine Re (1)	$146.6	20%	A	-	100%
Olympus (1)(3)	133.6	19%	NR	-5	100%
General Re	82.5	11%	A	++	1%
London Life (1)	70.8	10%	A		100%
St. Paul Travelers Group	57.7	8%	A	+	—%

1)              Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

2)              A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), “A+” ( Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-” (Excellent, which is the fourth highest of fifteen ratings).

3)              Gross of $79.4 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

During the third quarter 2008, White Mountains Re purchased two Industry Loss Warranty Covers (“ILW”) for a total cost of $2.1 million.  This reinsurance protection has a total limit of $40.0 million from two retrocessionaires.  The ILW was purchased to protect White Mountains Re’s balance sheet from the adverse impact of the occurrence of wind and flood catastrophic events in the Northeastern United States, defined as Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont (“Loss Event” ), primarily through December 31, 2008.  The ILW covers all the White Mountains Re operating subsidiaries, who can only recover losses incurred as a result of a Loss Event.

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

Prior to January 1, 2008, White Mountains accounted for its convertible bonds in accordance with FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“FAS 155”). Convertible bonds were recorded at fair value which changes therein recorded as realized investment gains or losses. On January 1, 2008, White Mountains has elected the fair value option under FAS 159 for its investment in convertible bonds, which continue to be recorded at fair value. Upon adoption of FAS 159, changes in fair value are recorded in revenues through unrealized investment gains (losses).

White Mountains has invested in mortgage backed and asset-backed securities which are carried at fair value within fixed maturity investments.  White Mountains’ investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. At September 30, 2008, the market for White Mountains’ investments in asset-backed securities remained active and accordingly, White Mountains did not adjust the fair value estimates for the effect of illiquidity.

The portfolio of fixed maturity investments that were held in the segregated trust account were classified as held to maturity as White Mountains had the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2008 and December 31, 2007. Short-term investments held in the segregated trust account were included in the total of investments held in trust.

Other investments comprise White Mountains’ investments in limited partnerships, hedge fund and private equity interests.

White Mountains participates in a securities lending program as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities that White Mountains owns are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent. The collateral is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged.  The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, White Mountains considers its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Pre-tax net investment income for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Investment income:
Fixed maturity investments	$91.0	$101.0	$278.0	$301.2
Short-term investments	9.9	15.7	34.8	51.9
Common equity securities	6.9	5.6	25.2	17.1
Other	1.1	8.4	3.2	9.6
Convertible fixed maturity investments	2.0	2.1	5.8	5.7
Total investment income	110.9	132.8	347.0	385.5
Less investment expenses	(5.2)	(3.9)	(12.8)	(11.9)
Net investment income, pre-tax	$105.7	$128.9	$334.2	$373.6

Pre-tax realized investment (losses) gains consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Fixed maturity investments	$(75.1)	$(8.4)	$(105.6)	$(3.2)
Common equity securities	(38.4)	2.2	(19.6)	96.4
Other investments	(10.3)	28.7	(14.1)	88.5
Convertible fixed maturity investments	(5.2)	7.4	(7.6)	11.2
Net realized investment (losses) gains, pre-tax	$(129.0)	$29.9	$(146.9)	$192.9

For the three and nine months ended September 30, 2008, White Mountains recognized $92.1 million and $101.1 million of after-tax realized losses.  During the three and nine months ended September 30, 2007, White Mountains recognized after-tax realized gains of $18.2 million and $129.7 million.

 White Mountains recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses.  During the three and nine months ended September 30, 2008 White Mountains recognized realized losses of $91.9 million and $160.6 million for declines in fair value deemed to be other than temporary.  The $91.9 million of realized losses from other-than-temporary impairments recognized during the nine months ended September 30, 2008 included following investments: $10.2 million on preferred stocks held with Fannie Mae and Freddie Mac, $18.4 million on USB Capital IX, $16.6 million on Post Properties Inc, $10.3 million on Wachovia, $10.5 million relating to AIG and its subsidiaries, $9.4 million relating to Gold Fields Limited, and $6.9 million relating to CIT Group Inc.  The $160.6 million of realized loss from other-than-temporary impairments recognized during the nine months ended September 30, 2008 also includes $10.6 million on Meredith Corporation, $12.4 million on BAC Capital Trust XIV, $5.0 million on Pfizer Inc, an additional $9.8 million relating to Wachovia and an additional $8.9 million relating to CIT Group Inc.  For the three and nine months ended September 30, 2007 White Mountains recognized $11.3 million of realized losses from other than temporary impairment charges. Effective January 1, 2008, upon adoption of FAS 159, for all investment securities for which the fair value election has been made, all changes in fair value are included in revenues.

White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
Millions	2008	2007
Investment securities, available for sale:
Gross unrealized investment gains	$—	$396.8
Gross unrealized investment losses	—	(85.7)
Net unrealized gains from investment securities	—	311.1
Net unrealized losses from investments in unconsolidated affiliates	(147.2)	(1.9)
Total net unrealized investment (losses) gains, before tax	(147.2)	309.2
Deferred income taxes on net unrealized gains	—	(99.0)
Minority interest	—	(3.2)
Total net unrealized investment (losses) gains, after-tax	$(147.2)	$207.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$760.5	$14.2	$(3.8)	$—	$770.9
Debt securities issued by industrial corporations	1,946.5	22.0	(66.5)	3.7	1,905.7
Municipal obligations	11.1	.2	—	—	11.3
Mortgage-backed and asset-backed securities	2,625.2	9.8	(45.3)	(1.1)	2,588.6
Foreign government obligations	793.0	8.0	(3.6)	1.2	798.6
Preferred stocks	97.0	10.2	(27.6)	5.4	85.0
Total fixed maturity investments	$6,233.3	$64.4	$(146.8)	$9.2	$6,160.1

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$1,250.9	$30.5	$(1.7)	$—	$1,279.7
Debt securities issued by industrial corporations	2,095.8	30.7	(31.1)	35.3	2,130.7
Municipal obligations	11.9	.5	—	—	12.4
Mortgage-backed and asset-backed securities	2,882.6	21.4	(7.3)	1.9	2,898.6
Foreign government obligations	792.3	2.6	(5.2)	86.6	876.3
Preferred stocks	159.5	8.2	(2.3)	8.4	173.8
Total fixed maturity investments	$7,193.0	$93.9	$(47.6)	$132.2	$7,371.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other investments as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$1,450.4	$91.9	$(155.8)	$6.9	$1,393.4
Convertible fixed maturities	$372.4	$.3	$(19.7)	$—	$353.0
Other investments	$546.4	$82.6	$(46.5)	$1.4	$583.9

	December 31, 2007(2)
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,298.8	$269.9	$(34.8)	$16.8	$1,550.7
Other investments (1)	$539.2	$68.1	$(3.3)	$(.7)	$603.3

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

Fair value measurements at September 30, 2008

White Mountains adopted FAS 157 on January 1, 2008. FAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets;

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments;

Level 3 – Valuations based on unobservable inputs.

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other investments, which comprises limited partnerships, hedge fund and private equity interests for which the SFAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.  At September 30, 2008 and December 31, 2007, White Mountains did not adjust the net asset values used to determine fair value because an active secondary market for such investments exists.

The following table summarizes White Mountains’ fair value measurements for investments at September 30, 2008, by level:

	September 30, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$6,160.1	$748.6	$5,324.2	$87.3
Common equity securities	1,393.4	1,140.7	130.8	121.9
Convertible fixed maturity investments	353.0	—	353.0	—
Short-term investments	2,256.6	2,249.8	6.8	—
Other investments (1)	571.8	—	—	571.8
Total investments	$10,734.9	$4,139.1	$5,814.8	$781.0

(1)   The fair value of other investments excludes carrying value of $12.1 associated with other investment limited partnerships accounted for using the equity method.

As of September 30, 2008, White Mountains has consolidated $59.7 million of short sale investment securities due to White Mountains’ consolidation of certain limited partnership investments under FIN 46.  These investments are included in other liabilities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and nine months ended September 30, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in	—	—	—	52.4	52.4
Transfers out	(34.9)	(158.3)	—	—	(193.2)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Total realized and unrealized (losses) gains	(18.0)	(1.3)	—	17.1	(2.2)
Purchases	62.9	1.2	—	4.6	68.7
Sales	(2.6)	(.8)	—	(2.0)	(5.4)
Transfers in	5.2	—	—	—	5.2
Transfers out	(81.0)	(.1)	(2.8)	—	(83.9)
Balance at June 30, 2008	$153.2	$132.4	$—	$653.2	$938.8
Total realized and unrealized losses	(12.2)	(16.3)	—	(81.1)	(109.6)
Purchases	4.0	.8	—	4.9	9.7
Sales	(.6)	(1.4)	—	(5.2)	(7.2)
Transfers in	10.5	45.5	—	—	56.0
Transfers out	(67.6)	(39.1)	—	—	(106.7)
Balance at September 30, 2008	$87.3	$121.9	$—	$571.8	$781.0

Transfers into Level 3 measurements for fixed maturities relate primarily to securities recently acquired as of the quarter end for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers into Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at the quarter end. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2 and are reflected in transfers out of Level 3 measurements for the quarter ended June 30, 2008. Transfers into Level 3 for the three-month period ended March 31, 2008 for other investments relate to White

Mountains’ investment in Pentelia which was previously accounted for under the equity method (see Note 12).  When White Mountains’ investment fell below the threshold for equity method accounting, White Mountains began accounting for Pentelia as an other investment, classified as trading.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for the three and nine months ended September 30, 2008:

Millions	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Fixed maturities	$(2.1)	$(23.3)
Common equity securities	(12.3)	(16.4)
Convertible fixed maturities	—	—
Other investments	(83.7)	(85.7)
Total change in unrealized losses - Level 3 assets	$(98.1)	$(125.4)

Changes in fair value for the three and nine months ended September 30, 2008

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(50.1)	$79.1	$29.0	$(128.7)	$63.9	$(64.8)
Common equity securities	(231.4)	(4.2)	(235.6)	(301.6)	(5.1)	(306.7)
Short-term investments	(.1)	(.8)	(.9)	(.1)	.7	.6
Convertible fixed maturities	(8.8)	—	(8.8)	(27.9)	—	(27.9)
Other investments	(85.0)	.6	(84.4)	(81.5)	.2	(81.3)
Net unrealized investment (losses) gains	$(375.4)	$74.7	$(300.7)	$(539.8)	$59.7	$(480.1)

White Mountains recognized after-tax unrealized losses of $200.3 million and $334.0 million for the three and nine months ended September 30, 2008.

Securities Lending

White Mountains participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. White Mountains receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice.  White Mountains has recorded an asset of $341.2 million for the value of the collateral held and a liability of $349.6 million for the amount that is contractually due to the security lending counterparties upon the return of the loaned securities.  White Mountains has recorded losses of $7.0 million and $8.4 million for the three and nine months ended September 30, 2008 for the amount the liability exceeds the assets held.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2008 and December 31, 2007 consisted of the following:

Millions	September 30, 2008	December 31, 2007
OBH Senior Notes, at face value	$676.0	$700.0
Unamortized original issue discount	(.9)	(1.1)
OBH Senior Notes, carrying value	675.1	698.9

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(1.0)	(1.1)
WMRe Senior Notes, carrying value	399.0	398.9

WTM Bank Facility	200.0	—
OBH Bank Facility	—	—
Mortgage Note	40.8	40.8
Sierra Note	36.2	36.3
Atlantic Specialty Note	16.0	18.0
Total debt	$1,367.1	$1,192.9

Bank Facilities

White Mountains has a $475 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). During the first quarter of 2008, White Mountains drew the full $475 million available under the WTM Bank Facility. In April and August 2008, the Company repaid $175 million and $100 million, respectively, of the borrowings.  Outstanding borrowings under the WTM Bank Facility at September 30, 2008 have an effective interest rate of 3.3%. White Mountains recorded $5.3 million and $2.1 million in interest expense on the WTM Bank Facility for the three and nine months ended September 30, 2008.

OneBeacon, through its wholly-owned subsidiary OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., has a $75 million revolving credit facility that matures in November 2011 (the “OBH Bank Facility”), which was undrawn as of September 30, 2008.

The WTM Bank Facility and the OBH Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At September 30, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the OBH Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

OBH Senior Notes

During the third quarter of 2008, OneBeacon repurchased $24.0 million face value of its outstanding OBH Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

AFI Note

At June 30, 2008, the noncontrolling shareholders of AFI held a $29.6 million Senior Secured Note (“the AFI Note”).  On July 30, 2008, White Mountains repaid this note in connection with its acquisition of the remaining debt and equity interests of AFI from the minority owner (see Note 2).

Note 7.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax provision (benefit) for the nine months ended September 30, 2008 and 2007 represented an effective tax rate of (32.1)% and 30.3%.  White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, withholding taxes and non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the nine months ended September 30, 2008, White Mountains is treating the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The majority of investment assets incurring current period net losses for the nine months ended September 30, 2008 are in the U.S. and Sweden, and are taxed at the statutory rates of 35% and 28%. The changes in unrealized investment gains (losses) and realized investment gains (losses) are treated as discrete items due to the inability to reliably estimate these amounts for the full year.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset. As of September 30, 2008, the net U.S. deferred tax assets were approximately $484.9 million. During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax provision.

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

In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of income tax returns for 2003 through 2004 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance. On June 30, 2008, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004.  The IRS is asserting that subsidiaries of the Company owe an additional $90.0 million of tax.  The estimated total assessment, including interest, withholding tax and utilization of tax credits is $174.0 million.  The Company disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position.  The timing of the resolution of these issues is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time.  The Company does not expect the resolution of this examination to result in a material change to its financial position.  In October 2008, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2005 through 2006.

Note 8.  Weather Contracts

For the three and nine months ended September 30, 2008, Galileo recognized $0.1 million of net losses and $6.6 million of net gains on its weather and weather contingent derivatives portfolio.  For the three and nine months ended September 30, 2007, Galileo recognized $0.3 million and $0.4 million of net gains on its weather derivatives portfolio.  As of September 30, 2008 and 2007, Galileo had unamortized deferred gains of $4.5 million and $2.8 million.

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

Galileo’s weather risk management contracts are summarized in the following table:

	Nine Months Ended September 30,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	16.5	10.8
Net payments made on contracts settled during the period	(10.9)	(10.6)
Net decrease in fair value on settled and unsettled contracts	(6.6)	(.4)
Net liability for weather derivative contracts as of September 30 (2)	$16.9	$11.9

(1)   Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)   Includes unamortized deferred gains of $4.5 and $2.8 as of September 30, 2008 and 2007.

The following table summarizes the maturity of contracts outstanding as of September 30, 2008:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net asset for contracts actively quoted	$—	$—	$—	$—	$—
Net liability for contracts using internal pricing models	12.2	4.7	—	—	16.9
Total net liability for weather contracts outstanding	$12.2	$4.7	$—	$—	$16.9	(1)

(1) Includes $4.5 in unamortized deferred gains.

Note 9.  Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

At September 30, 2008 and December 31, 2007, the liability recorded for the variable annuity benefit guarantees that is included in other liabilities, was $116.1 million and $12.7 million, of which $6.8 million and $0.4 million were life insurance liabilities.

At September 30, 2008 and December 31, 2007, the fair value of WM Life Re’s derivative contracts was $93.2 million and $43.7 million, which are included in other assets. For the three and nine months ended September 30, 2008 WM Life Re had gains from its derivative contracts of $47.5 million and $62.6 million. For the three and nine months ended September 30, 2007 WM Life Re had gains (losses) from its derivative contracts of $6.3 million and $(9.7) million.

The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Fees, included in other revenues	$6.3	$5.9	$19.3	$16.6
Change in fair value of variable annuity liability, included in other revenues	(64.2)	(15.7)	(97.0)	(6.2)
Change in fair value of derivatives, included in other revenues	47.5	6.3	62.6	(9.7)
Other investment income and gains (losses)	(.4)	.1	(.9)	—
Total revenues	(10.8)	(3.4)	(16.0)	.7
Change in fair value of variable annuity liabilities, included in other expenses	(4.2)	(.1)	(6.1)	(.2)
General and administrative expenses	.6	(1.6)	(1.6)	(5.7)
Pre-tax income (loss)	$(14.4)	$(5.1)	$(23.7)	$(5.2)

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivatives to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. The following summarizes collateral held by WM Life Re with respect to OTC derivative contracts recorded within other assets:

Millions	September 30, 2008	December 31, 2007
Fair value of OTC derivative instruments	$79.5	$38.9
Collateral held	(18.7)	—
Net exposure on fair value of OTC instruments	$60.8	$38.9

The WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds and also require that over-the-counter counterparties have a credit rating of at least AA- on the date of contract execution. The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of September 30, 2008:

Counterparty (Millions)	Uncollateralized balance as of September 30, 2008	S&P Rating (1)
Bank of America	$29.3	AA	-
Barclays	20.1	AA	-
Other	11.4	(2)
Total	$60.8

(1)   “AA-” is the fourth highest of twenty-two creditworthiness ratings.

(2)   The ratings of the counterparties included in “Other” ranged from AA- (57%); A+ (23%) to AA+ (20%).

The OTC derivative contracts are subject to restrictions over liquidation of the instruments and distribution of proceeds under collateral agreements.

The following summarizes cash and investments collateral deposited by WM Life Re with counterparties:

Millions	September 30, 2008	December 31, 2007
Collateral held in cash	$50.8	$8.5
Collateral held in fixed maturities	—	5.0
Collateral held in other assets	12.0	—
Total	$62.8	$13.5

WM Life Re has an OTC derivative contract with a subsidiary of Lehman, Lehman Brothers Special Financing Inc. (“LBSF”), that is approximately $2 million in-the-money. At September 30, 2008 the carrying value of the derivative has been written down to $0.

All of White Mountains’ variable annuity reinsurance liabilities ($116.1 million) were classified as Level 3 measurements at September 30, 2008.

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the three and nine months ended September 30, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3	Derivative Instruments Level 1	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$4.8	$31.0
Cumulative effect adjustment - FAS 157	(.3)	—	—	(.3)
Purchases	—	10.9	—	10.9
Realized and unrealized gains (losses)	(83.0)	23.1	32.6	(27.3)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(30.0)	(30.0)
Balance at March 31, 2008	$(96.0)	$72.9	$7.4	$(15.7)
Purchases	—	1.8	—	1.8
Realized and unrealized gains (losses)	48.3	(13.9)	(26.8)	7.6
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	31.0	31.0
Balance at June 30, 2008	$(47.7)	$60.8	$11.6	$24.7
Purchases	—	1.9	—	1.9
Realized and unrealized gains (losses)	(68.4)	16.8	30.7	(20.9)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(28.6)	(28.6)
Balance at September 30, 2008	$(116.1)	$79.5	$13.7	$(22.9)

Note 10.  (Loss) Earnings Per Share

Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”).  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method.  The following table outlines the Company’s computation of (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(276.7)	$111.4	$(346.9)	$306.2
Extraordinary item - excess of fair value of acquired net assets over cost	—	—	4.2	—
Net (loss) income	$(276.7)	$111.4	$(342.7)	$306.2
Diluted (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(276.7)	$111.4	$(346.9)	$306.2
Extraordinary item - excess of fair value of acquired net assets over cost	—	—	4.2	—
Net (loss) income	$(276.7)	$111.4	$(342.7)	$306.2
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,476	10,842	10,536	10,834
Average unvested Restricted Shares (1)	(53)	(54)	(53)	(52)
Basic (loss) earnings per share denominator	10,423	10,788	10,483	10,782
Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,476	10,842	10,536	10,834
Average unvested Restricted Shares (1)	(53)	(49)	(53)	(49)
Average outstanding dilutive options to acquire common shares (2)	—	10	—	15
Diluted (loss) earnings per share denominator	10,423	10,803	10,483	10,800
Basic (loss) earnings per share (in dollars):
(Loss) income before extraordinary item	$(26.55)	$10.33	$(33.10)	$28.40
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.41	—
Net (loss) income	$(26.55)	$10.33	$(32.69)	$28.40
Diluted (loss) earnings per share (in dollars)
(Loss) income before extraordinary item	$(26.55)	$10.32	$(33.10)	$28.35
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.41	—
Net (loss) income	$(26.55)	$10.32	$(32.69)	$28.35

(1)   Restricted Shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 14).  In accordance with SFAS No. 123 (revised 2004) Share-Based Payment (“FAS No. 123(R)”), the diluted earnings per share denominator is to be reduced by the number of Restricted Shares that represent the unamortized compensation cost at the end of the period.  The diluted loss per share denominator for the three and nine months ended September 30, 2008 is not reduced by the number of Restricted Shares that represent the unamortized compensation cost as doing so would be anti-dilutive to the calculation.  The diluted loss per share denominator for the three and nine months ended September 30, 2007 is reduced by the number of Restricted Shares that represent the unamortized compensation cost, which is computed using the treasury stock method.

(2)   The diluted loss per share denominator for the three and nine months ended September 30, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation. The diluted earnings per share denominator for the three and nine months ended September 30, 2007 includes 14,400 and 20,925 common shares issuable upon exercise of incentive options at an average strike price of $164.08 and $161.70 per common share.  The non-qualified options were not included in the diluted (loss) earnings per share denominator as their inclusion would be anti-dilutive for the periods presented (see Note 14).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2008
Earned insurance and reinsurance premiums	$471.2	$255.3	$209.2	$—	$935.7
Net investment income	43.1	44.0	8.7	9.9	105.7
Net realized investment losses	(61.2)	(48.3)	(2.7)	(16.8)	(129.0)
Net unrealized (losses) gains on investments	(294.7)	6.1	(13.0)	.9	(300.7)
Other revenue - foreign currency translation loss	—	(43.9)	—	—	(43.9)
Other revenue	4.4	15.3	12.5	18.0	50.2
Total revenues	162.8	228.5	214.7	12.0	618.0
Losses and LAE	303.4	241.7	152.4	.1	697.6
Insurance and reinsurance acquisition expenses	92.6	56.9	41.0	—	190.5
Other underwriting expenses	74.3	24.6	20.9	.6	120.4
General and administrative expenses	5.7	16.8	11.7	25.2	59.4
Amortization of AFI purchase accounting adjustments	—	—	5.9	—	5.9
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.3	—	—	4.3
Interest expense on debt	11.0	6.9	.1	2.4	20.4
Interest expense - dividends on preferred stock	—	—	—	—	—
Interest expense - accretion on preferred stock	—	—	—	—	—
Total expenses	490.0	348.2	232.0	28.3	1,098.5
Pre-tax loss	$(327.2)	$(119.7)	$(17.3)	$(16.3)	$(480.5)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2007
Earned insurance and reinsurance premiums	$473.6	$265.8	$196.9	$—	$936.3
Net investment income	51.5	54.6	7.9	14.9	128.9
Net realized investment gains (losses)	30.7	2.8	.3	(3.9)	29.9
Other revenue - foreign currency translation gain	—	13.1	—	—	13.1
Other revenue	10.8	1.9	3.0	31.5	47.2
Total revenues	566.6	338.2	208.1	42.5	1,155.4
Losses and LAE	255.8	170.3	165.8	—	591.9
Insurance and reinsurance acquisition expenses	74.9	53.3	55.7	—	183.9
Other underwriting expenses	66.4	25.2	11.3	.7	103.6
General and administrative expenses	2.4	5.5	—	35.1	43.0
Accretion of fair value adjustment to loss and LAE reserves	4.0	1.4	—	—	5.4
Interest expense on debt	11.4	8.2	—	.2	19.8
Interest expense - dividends on preferred stock	7.1	—	—	—	7.1
Interest expense - accretion on preferred stock	9.2	—	—	—	9.2
Total expenses	431.2	263.9	232.8	36.0	963.9
Pre-tax income (loss)	$135.4	$74.3	$(24.7)	$6.5	$191.5

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2008
Earned insurance and reinsurance premiums	$1,390.3	$769.0	$627.2	$—	$2,786.5
Net investment income	137.8	141.9	25.1	29.4	334.2
Net realized investment losses	(59.2)	(57.4)	(4.6)	(25.7)	(146.9)
Net unrealized losses on investments	(354.7)	(96.0)	(23.4)	(6.0)	(480.1)
Other revenue - foreign currency translation loss	—	(29.8)	—	—	(29.8)
Other revenue	10.6	16.0	28.3	76.3	131.2
Total revenues	1,124.8	743.7	652.6	74.0	2,595.1
Losses and LAE	878.7	611.4	479.5	(.6)	1,969.0
Insurance and reinsurance acquisition expenses	261.6	163.7	130.7	—	556.0
Other underwriting expenses	223.6	80.6	58.5	1.9	364.6
General and administrative expenses	16.0	25.8	22.4	106.5	170.7
Amortization of AFI purchase accounting adjustments	—	—	10.6	—	10.6
Accretion of fair value adjustment to loss and LAE reserves	9.0	3.6	—	—	12.6
Interest expense on debt	33.9	20.8	.5	6.3	61.5
Interest expense - dividends on preferred stock	11.8	—	—	—	11.8
Interest expense - accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	1,456.2	905.9	702.2	114.1	3,178.4
Pre-tax loss	$(331.4)	$(162.2)	$(49.6)	$(40.1)	$(583.3)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2007
Earned insurance and reinsurance premiums	$1,407.5	$870.9	$556.6	$—	$2,835.0
Net investment income	156.7	155.7	21.5	39.7	373.6
Net realized investment gains	142.7	44.9	2.8	2.5	192.9
Other revenue - foreign currency translation gain	—	3.9	—	—	3.9
Other revenue	16.3	5.6	9.1	95.7	126.7
Total revenues	1,723.2	1,081.0	590.0	137.9	3,532.1
Losses and LAE	827.1	537.7	443.2	(10.7)	1,797.3
Insurance and reinsurance acquisition expenses	231.5	197.9	150.7	—	580.1
Other underwriting expenses	246.9	86.4	41.9	2.3	377.5
General and administrative expenses	7.5	21.7	.2	128.9	158.3
Accretion of fair value adjustment to loss and LAE reserves	12.0	4.0	—	—	16.0
Interest expense on debt	34.1	16.2	—	4.6	54.9
Interest expense - dividends on preferred stock	22.2	—	—	—	22.2
Interest expense - accretion on preferred stock	26.2	—	—	—	26.2
Total expenses	1,407.5	863.9	636.0	125.1	3,032.5
Pre-tax income (loss)	$315.7	$217.1	$(46.0)	$12.8	$499.6

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At September 30, 2008, White Mountains owned 24% of the common shares of Symetra Financial Corporation (“Symetra”) on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

For the three and nine months ended September 30, 2008, the value of White Mountains’ investment in Symetra warrants decreased by $13.3 million and $24.6 million. The decrease in both periods was due to a decline in the valuation of stocks in the life insurance sector during the period.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2008			2007
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$241.3	$77.3	$318.6	$249.3	$54.0	$303.3
Equity in earnings of Symetra (1)	.7	—	.7	10.3	—	10.3
Net unrealized gains from Symetra’s equity portfolio and other	—	—	—	.5	—	.5
Net unrealized (losses) gains from Symetra’s fixed maturity portfolio	(20.7)	—	(20.7)	5.9	—	5.9
(Decrease) Increase in value of warrants	—	(4.3)	(4.3)	—	3.7	3.7
Carrying value of investment in Symetra as of March 31 (2)	$221.3	$73.0	$294.3	$266.0	$57.7	$323.7
Equity in earnings of Symetra (1)	5.3	—	5.3	8.3	—	8.3
Net unrealized gains from Symetra’s equity portfolio and other	—	—	—	.1	—	.1
Net unrealized losses from Symetra’s fixed maturity portfolio	(39.0)	—	(39.0)	(40.2)	—	(40.2)
(Decrease) Increase in value of warrants	—	(7.0)	(7.0)	—	4.6	4.6
Carrying value of investment in Symetra as of June 30 (2)	$187.6	$66.0	$253.6	$234.2	$62.3	$296.5
Equity in earnings of Symetra (1)	.2	—	.2	7.9	—	7.9
Net unrealized losses from Symetra’s equity portfolio and other	—	—	—	(1.2)	—	(1.2)
Net unrealized (losses) gains from Symetra’s fixed maturity portfolio	(81.4)	—	(81.4)	15.6	—	15.6
(Decrease) Increase in value of warrants	—	(13.3)	(13.3)	—	.4	.4
Carrying value of investment in Symetra as of September 30 (2)	$106.4	$52.7	$159.1	$256.5	$62.7	$319.2

(1)          Equity in earnings is net of tax of $0.

(2)          Includes White Mountains’ equity in net unrealized gains and (losses) from Symetra’s fixed maturity portfolio of $(26.3), $(65.3) and $(146.7) as of March 31, 2008, June 30, 2008 and September 30, 2008 and $1.8, $(38.5) and $(22.9) as of March 31, 2007, June 30, 2007 and September 30, 2007.

Pentelia

In April 2007, White Mountains invested $50 million in common equity of Pentelia Limited (“Pentelia”). White Mountains has determined that Pentelia is a variable interest entity but that White Mountains is not the primary beneficiary. At December 31, 2007, the investment was accounted for as an equity method investment. During the first quarter of 2008, Pentelia raised additional equity capital. Subsequent to the capital raise, White Mountains’ ownership interest in Pentelia was reduced from 17% to approximately 13%. Accordingly, White Mountains’ investment in Pentelia is now accounted for as a trading security in other investments. Changes in the fair value of White Mountains’ investment in Pentelia are recognized in the net change in unrealized investment losses.

White Mountains also obtained a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the three and nine months ended September 30, 2008, White Mountains’ had recorded $0.1 million of equity in earnings in its investment in PCM. White Mountains investment in PCM as of September 30, 2008 was $1.6 million.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three and nine months ended September 30, 2008, White Mountains recorded $0.5 million and $0.8 million of after-tax equity in earnings and $0.2 million and $0.4 million of after-tax equity in unrealized investment losses from its investment in Delos. White Mountains’ investment in Delos at September 30, 2008 totaled $34.3 million.

AFI

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI. During the first quarter of 2008, White Mountains accounted for its investment in AFI under the equity method. For the three months ended March 31, 2008, White Mountains recorded $(0.1) million of after-tax equity in earnings from its investment in AFI. As of April 1, 2008, White Mountains’ ownership in AFI increased to 68.9%. As a result, White Mountains now accounts for its investment in AFI as a consolidated subsidiary. On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 2).

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

The components of net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Service cost	$.2	$.5	$.6	$1.6
Interest cost	1.7	1.9	5.1	15.2
Expected return on plan assets	(2.1)	(1.9)	(6.3)	(15.5)
Amortization of unrecognized loss	.1	.1	.3	.3
Net periodic pension cost before settlements, curtailments and special termination benefits	(.1)	.6	(.3)	1.6
Settlement gain	—	(25.6)	—	(25.6)
Special termination benefits expense (1)	—	.8	—	.8
Net periodic benefit income	$(.1)	$(24.2)	$(.3)	$(23.2)

(1) Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of September 30, 2008, $2.3 million in contributions have been made to the Non-qualified Plan.

On July 11, 2007, OneBeacon settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Qualified Plan’s obligations were re-measured in connection with this settlement. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and consistent with the methodology applied at December 31, 2006, OneBeacon’s discount rate assumption reflects the rate at which benefit obligations could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries as of the re-measurement date, as well as consideration of settlement rates from insurance company annuity contracts, the discount rate utilized for the revaluation of the Qualified Plan obligations was 5.45% as compared to 5.0% at December 31, 2006. In addition, other assumptions (e.g., mortality, retirement age and form of payment) were updated to reflect more recent experience and revised expectations of behavior for the remaining population, as well as to consider information learned through the settlement process. As a result of the partial settlement and re-measurement, OneBeacon recognized a gain of $25.6 million through pre-tax income ($19.3 million as a reduction to other underwriting expenses and $6.3 million as a reduction to loss and LAE) and a pre-tax loss of $2.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon, are approximately $97.6 million.

During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase and the settlement plus any related interest, and resulted in a pre-tax $1.4 million gain recognized through other comprehensive income.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

The following table summarizes performance share activity for the three and nine months ended September 30, 2008 and 2007 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	163,643	$36.5	146,263	$57.1	146,742	$47.3	185,363	$102.4
Payments and deferrals (1)	—	—	—	—	(43,608)	(15.5)	(63,300)	(56.0)
New awards	—	—	1,012	—	61,998	—	54,943	—
Forfeitures and cancellations	—	—	(416)	(.1)	(1,489)	.1	(17,337)	(4.4)
Transfers out (2)	—	—	—	—	—	—	(12,810)	(4.4)
Expense recognized	—	(5.4)	—	(4.8)	—	(.8)	—	(14.6)
Ending September 30,	163,643	$31.1	146,859	$52.2	163,643	$31.1	146,859	$52.2

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

If 100% of the outstanding WTM performance shares had been vested on September 30, 2008, the total additional compensation cost to be recognized would have been $28.2 million, based on current accrual factors (common share price and payout assumptions).

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

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at September 30, 2008 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2006 - 2008	49,918	$15.5
2007 - 2009	46,811	7.3
2008 - 2010	53,772	6.4
Sub-total	150,501	29.2
Assumed forfeitures	(3,763)	(.7)
Total at September 30, 2008	146,738	$28.5

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at September 30, 2008 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2006 - 2008	2,042	$.7
2007 - 2009	7,081	1.0
2008 - 2010	8,215	1.0
Sub-total	17,338	2.7
Assumed forfeitures	(433)	(.1)
Total at September 30, 2008	16,905	$2.6

Restricted Shares

At September 30, 2008 and 2007, the Company had 53,200 and 54,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards made under the WTM Incentive Plan for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
beginning of period	53,200	$27.1	54,000	$29.1	54,000	$26.7	10,000	$.3
Granted	—	—	—	—	6,200	3.1	54,000	31.0
Vested	—	—	—	—	(7,000)	—	(10,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(1.4)	—	(1.2)	—	(4.1)	—	(3.4)
Non-vested at September 30	53,200	$25.7	54,000	$27.9	53,200	$25.7	54,000	$27.9

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

Of the unrecognized compensation cost at September 30, 2008, $17.1 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the Restricted Shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. For the three and nine months ended September 30, 2008 White Mountains recognized $1.4 million and $4.1 million of expense associated with its Non-Qualified Options. For the three and nine months ended September 30, 2007, White Mountains recognized $1.4 million and $3.8 million of expense associated with its Non-Qualified Options. At September 30, 2008, 40,000 Non-Qualified Options were exercisable at a strike price of $693.90.

Incentive Options

At September 30, 2008 and 2007, the Company had 7,800 and 14,400 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except share and per share amounts	2008	2007	2008	2007
Opening balance - outstanding Options	8,700	14,400	9,900	29,550
Forfeited	—	—	(600)	(5,400)
Exercised	(900)	—	(1,500)	(9,750)
Ending balance - outstanding Options	7,800	14,400	7,800	14,400
Outstanding Options - exercisable	1,800	1,800	1,800	1,800
Exercise price - outstanding Options at beginning of period	$172.64	$162.87	$167.70	$158.21
Value of Options exercised (1)	$.3	$—	$.5	$4.1
Exercise price - outstanding Options at September 30,	$175.20	$165.28	$175.20	$165.28

(1)   Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at September 30, 2008 was $2.3 million and $0.5 million. The Incentive Options expire in February 2010. White Mountains expects 3,000 Incentive Options to become exercisable in 2008 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following table summarizes performance share activity for the three and nine months ended September 30, 2008 and 2007 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	2,186,208	$9.7	1,127,837	$10.4	1,063,690	$9.2	—	$—
Payments and deferrals	—	—	—	—	(122,859)	(1.6)	—	—
New awards	29,518	—	25,671	—	1,426,618	—	934,131	—
Forfeitures and cancellations	(4,090)	(.3)	(18,222)	(.4)	(155,813)	(.9)	(87,042)	(.7)
Transfers from the WTM
Incentive plan	—	—	—	—	—	—	288,197	4.4
Expense recognized	—	5.1	—	1.7	—	7.8	—	8.0
Ending September 30,	2,211,636	$14.5	1,135,286	$11.7	2,211,636	$14.5	1,135,286	$11.7

(1)   OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)   In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Incentive Plan.

If 100% of the outstanding OneBeacon performance shares had been vested on September 30, 2008, the total additional compensation cost to be recognized would have been $24.8 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2008 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006 - 2008	137,400	$2.4
2007 - 2009	767,206	5.3
2008 - 2010	1,363,739	7.2
Sub-total	2,268,345	14.9
Assumed forfeitures	(56,709)	(.4)
Total at September 30, 2008	2,211,636	$14.5

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The following tables summarize option activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	1,237,872	$2.2	1,349,000	$.8	1,324,306	$1.4	1,420,000	$.2
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	—	—	—	—	(86,434)	—	(71,000)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.4	—	.4	—	1.2	—	1.0
Ending September 30,	1,237,872	$2.6	1,349,000	$1.2	1,237,872	$2.6	1,349,000	$1.2

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and nine months ended September 30, 2008, OneBeacon recognized expense of $0.3 million and $0.7 million.

Note 15. Subsequent Events

Investment Performance

In October, equity markets have continued to decline, credit spreads on fixed income securities have further widened, and the U.S. dollar has strengthened against the Swedish Krona and the Euro.  These factors have led to continued losses in White Mountains’ investment portfolio, which have had a negative impact on White Mountains’ book value since the end of the third quarter.

Berkshire Exchange

On October 29, 2008, White Mountains received the requested private letter ruling from the IRS relating to the Berkshire Exchange. As a result, White Mountains expects to close the transaction on October 31, 2008.

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

The following discussion also includes four non-GAAP financial measures - adjusted comprehensive net income, White Mountains’ adjusted book value per share, total adjusted capital and OneBeacon’s adjusted book value per share - that have been reconciled to their most comparable GAAP financial measures (see page 66). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Overview

White Mountains ended the third quarter of 2008 with an adjusted book value per share of $405, which represented decreases of 9%, 9% and 6% for the three, nine and twelve months ended September 30, 2008, including dividends. The reduction is due mainly to a -5.1% total return on invested assets during the third quarter of 2008. In addition, underwriting results for the quarter were impacted by after tax catastrophe losses of $109 million. The strengthening of the U.S. dollar in comparison to the Swedish Krona also generated significant foreign currency translation losses during the quarter. White Mountains reported adjusted comprehensive net losses of $409 million and $426 million for the third quarter and first nine months 2008, compared to adjusted comprehensive net income of $161 million and $354 million in the same periods of 2007.

OneBeacon ended the third quarter of 2008 with an adjusted book value per share of $14.44, which represented decreases of 13%, 11%, and 8% for the three, nine, and twelve months ended September 30, 2008, including dividends. The reduction is due mainly to a -7.1% total return on OneBeacon’s invested assets during the third quarter of 2008. OneBeacon reported GAAP combined ratios of 100% and 98% for the third quarter and first nine months 2008 compared to 84% and 93% in the third quarter and first nine months 2007. These increases were primarily due to ($28 million) of catastrophe losses reported in the third quarter of 2008 and the impact of non-recurring items that benefited OneBeacon’s combined ratio by 7 points in the third quarter of 2007. White Mountains Re reported GAAP combined ratios of 127% and 111% for the third quarter and first nine months 2008, compared to 94% for both the third quarter and first nine months 2007. These increases were primarily due to $112 million and $145 million of catastrophe losses (44 points and 19 points) reported in the third quarter and first nine months of 2008 and $55 million of net adverse loss reserve development recorded by White Mountains Re in the second quarter of 2008 resulting from a comprehensive review of its loss and LAE reserves (see Summary of Operations by Segment below for further discussion). Esurance reported GAAP combined ratios of 102% and 107% in the third quarter and first nine months 2008 compared to 118% and 114% in the third quarter and first nine months 2007, as selective rate increases and lower claims frequency have offset rising severity costs. White Mountains’ GAAP pre-tax total return on invested assets was -5.1% and -3.8% for the third quarter and first nine months 2008 compared to 2.1% and 5.6% for the third quarter and first nine months 2007.

Total net written premiums increased to $955 million for the third quarter of 2008 compared to $942 million in the comparable 2007 period, as increases at OneBeacon and Esurance were partially offset by a decrease at White Mountains Re. Total net written premiums for the nine months ended September 30, 2008 decreased to $2,913 million compared to $2,944 million in the 2007 period, as increases at OneBeacon and Esurance were more than offset by a decrease at White Mountains Re. OneBeacon’s net written premiums were $534 million for the quarter and $1,489 million for the first nine months of 2008, increases of 4% over both comparable periods of 2007. The increase for both periods was driven by premiums from its new collector car and boat business. White Mountains Re’s net written premiums were $208 million for the quarter and $783 million for the first nine months of 2008, decreases of 6% and 13% from the comparable periods of 2007. These decreases occurred in most lines of business, especially in casualty, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. Esurance’s net written premiums increased by 2% and 7% for the third quarter and first nine months 2008, to $213 million and $641 million, respectively, when compared to the same periods in 2007. Esurance’s growth rate has slowed due to a decline in shopping for personal auto insurance and due to selective rate increases implemented over the first nine months of 2008.

Adjusted Book Value Per Share

In the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”. The difference between the two measures is that adjusted book value per share includes unamortized intangible assets, while fully diluted tangible book value per share does not. White Mountains determined adjusted book value per share to be a better financial reporting measure than fully diluted tangible book value per share principally because it includes the value of business in force from its investment in AFI, which was first recorded as an intangible asset during the second quarter of 2008 and totaled $56.2 million as of September 30, 2008. Adjusted book value per share is a non-GAAP financial measure and has been presented retroactively for all periods herein. (See NON-GAAP FINANCIAL MEASURES on page 66).

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure.

	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Book value per share numerators (in millions):
Common shareholders’ equity	$4,061.9	$4,597.3	$4,713.4	$4,732.6
Benefits to be received from share obligations under employee benefit plans	1.3	1.5	1.7	2.4
Remaining accretion of subsidiary preferred stock to face value (1)	—	—	(15.8)	(22.7)
Book value per share numerator	4,063.2	4,598.8	4,699.3	4,712.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	146.7	65.3	5.6	22.9
Adjusted book value per share numerator	$4,209.9	$4,664.1	$4,704.9	$4,735.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	10,442.0	10,552.4	10,553.6	10,842.6
Share obligations under employee benefit plans	7.8	8.7	9.9	14.4
Book value per share denominator	10,449.8	10,561.1	10,563.5	10,857.0
Unearned restricted shares	(45.3)	(47.8)	(46.5)	(48.5)
Adjusted book value per share denominator	10,404.5	10,513.3	10,517.0	10,808.5
Book value per share	$388.84	$435.45	$444.86	$434.03
Adjusted book value per share	$404.62	$443.64	$447.36	$438.09

(1)          Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 72.9% and 71.9% as of December 31, 2007 and September 30, 2007, respectively.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007

Gross written premiums	$1,032.9	$1,037.4	$3,236.9	$3,285.0
Net written premiums	$955.1	$942.2	$2,913.4	$2,943.7

Revenues
Earned insurance and reinsurance premiums	$935.7	$936.3	$2,786.5	$2,835.0
Net investment income	105.7	128.9	334.2	373.6
Net realized investment (losses) gains	(129.0)	29.9	(146.9)	192.9
Net unrealized investment losses	(300.7)	—	(480.1)	—
Other revenue	6.3	60.3	101.4	130.6
Total revenues	618.0	1,155.4	2,595.1	3,532.1

Expenses
Losses and LAE	697.6	591.9	1,969.0	1,797.3
Insurance and reinsurance acquisition expenses	190.5	183.9	556.0	580.1
Other underwriting expenses	120.4	103.6	364.6	377.5
General and administrative expenses	59.4	43.0	170.7	158.3
Amortization of AFI purchase accounting adjustments	5.9	—	10.6	—
Accretion of fair value adjustment to loss and LAE reserves	4.3	5.4	12.6	16.0
Interest expense - debt	20.4	19.8	61.5	54.9
Interest expense - dividends on preferred stock	—	7.1	11.8	22.2
Interest expense - accretion on preferred stock	—	9.2	21.6	26.2
Total expenses	1,098.5	963.9	3,178.4	3,032.5
Pre-tax income (loss)	$(480.5)	$191.5	$(583.3)	$499.6
Income tax benefit (provision)	150.8	(64.3)	187.1	(151.3)
Equity in earnings of unconsolidated affiliates	.8	8.2	7.2	27.3
Excess of fair value of acquired assets over cost	—	—	4.2	—
Minority interest	52.2	(24.0)	42.1	(69.4)
Net (loss) income	$(276.7)	$111.4	$(342.7)	$306.2
Other comprehensive (loss) income	(214.0)	64.7	(224.8)	28.8
Comprehensive net (loss) income	$(490.7)	$176.1	$(567.5)	$335.0
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	81.4	(15.6)	141.1	18.8
Adjusted comprehensive net (loss) income	$(409.3)	$160.5	$(426.4)	$353.8

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

Consolidated Results –Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

White Mountains’ total revenues decreased by 47% to $618 million for the third quarter of 2008 compared to $1,155 million for the third quarter of 2007. Earned premiums were essentially flat for the third quarter of 2008 when compared to the third quarter of 2007, as earned premium decreases at OneBeacon and White Mountains Re were almost entirely offset by an increase in earned premiums at Esurance. Net investment income decreased by 18% to $106 million for the third quarter of 2008 compared to $129 million for the third quarter of 2007. White Mountains reported net realized investment losses of $129 million for the third quarter of 2008 compared to net realized investment gains of $30 million for the third quarter of 2007. White Mountains also reported $301 million of net unrealized losses through net income for the third quarter of 2008 as a result of the FAS 159 election compared to $68 million of net unrealized investment gains reported in other comprehensive income for the third quarter of 2007 (see Summary of Investment Results below). Other revenues decreased by $54 million to $6 million for the third quarter of 2008 compared to the third quarter of 2007, due mainly to $44 million of foreign currency translation losses at White Mountains Re in the third quarter of 2008 compared to $13 million of foreign currency gains reported in the third quarter of 2007. Other revenues also included $10 million and $4 million in losses in the third quarter of 2008 and 2007 from WM Life Re primarily as a result of the mark-to-market valuation of WM Life Re’s derivative assets and liabilities.

White Mountains’ total expenses increased by 14% to $1,099 million for the third quarter of 2008 compared to $964 million for the third quarter of 2007. Underwriting expenses (loss and LAE, insurance and reinsurance acquisition expenses and other underwriting expenses) increased by $129 million, or 15%, on relatively flat earned premiums for the third quarter of 2008, due primarily to higher catastrophe losses in the third quarter of 2008 as compared to the third quarter of 2007. General and administrative expenses increased by 38% to $59 million for the third quarter of 2008 compared to the third quarter of 2007, due primarily to the acquisition of AFI in the second quarter of 2008 and the inclusion of its $13 million in expenses during the third quarter of 2008.

The income tax (benefit) provision related to pre-tax (loss) income for the third quarter of 2008 and 2007 represented effective tax rates of 31% and 34%, respectively. Although the majority of White Mountains’ worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

In the second quarter of 2006, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2003 through 2004. On June 30, 2008, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004. The IRS is asserting that subsidiaries of the Company owe an additional $90 million of tax. The estimated total assessment, including interest, withholding tax and utilization of tax credits is $174 million. The Company disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these issues is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months. An estimate of the range of potential outcomes cannot be made at this time. The Company does not expect the resolution of this examination to result in a material change to its financial position.

White Mountains’s results for the third quarter of 2008 included $134 million of unrealized foreign currency exchange losses reported as other comprehensive losses, resulting primarily from the strengthening of the U.S. dollar in comparison to the Swedish Krona.

Consolidated Results – Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

White Mountains’ total revenues decreased by 27% to $2,595 million for the nine months ended September 30, 2008 compared to $3,532 million for the nine months ended September 30, 2007. Earned premiums decreased by 2% for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007, as earned premium decreases at OneBeacon and White Mountains Re were partially offset by an increase in earned premiums at Esurance. Net investment income decreased by 11% to $334 million for the nine months ended September 30, 2008 compared to $374 million for the nine months ended September 30, 2007. White Mountains also reported net realized investment losses of $147 million for the nine months ended September 30, 2008 compared to net realized investment gains of $193 million for the nine months ended September 30, 2007. White Mountains reported $480 million of net unrealized losses through net income for the nine months ended September 30, 2008 as a result of the FAS 159 election compared to $51 million net unrealized investment gains reported in other comprehensive income for the nine months ended September 30, 2007 (see Summary of Investment Results below). Other revenues decreased by $29 million to $101 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due mainly to $30 million of foreign currency translation losses at White Mountains Re in the first nine months of 2008 compared to $4 million of foreign currency translation gains reported in the comparable 2007. Other revenues also included $15 million of losses in the first nine months of 2008 and  a $1 million gain in the first nine months of 2007 from WM Life Re, primarily as a result of the mark-to-market valuation of WM Life Re’s derivative assets and liabilities.

White Mountains’ total expenses increased by 5% to $3,178 million for the nine months ended September 30, 2008 compared to $3,033 million for the nine months ended September 30, 2007. Loss and LAE increased by 10% to $1,969 million for the nine months ended September 30, 2008, due primarily to higher catastrophe losses reported in the third quarter of 2008 and higher net adverse loss reserve development reported during the first nine months of 2008 compared to the similar 2007 periods. These increases were slightly offset by decreases in insurance and reinsurance acquisition expenses and other underwriting expenses due to the overall decline in premium volume. General and administrative expenses increased by 12% to $171 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due primarily to the acquisition of AFI in the second quarter of 2008 and the inclusion of its $25 million in expenses during the nine months ended September 30, 2008.

The income tax (benefit) provision related to pre-tax (loss) income for the nine months ended September 30, 2008 and 2007 represented effective tax rates of (32%) and 30%, respectively. Although the majority of White Mountains’ worldwide operations are taxed in the United States, the Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. Earnings or losses incurred by non-U.S. companies are generally subject to a lower effective tax rate than that imposed by the United States.

White Mountains’s results for the nine months ended September 30, 2008 included $84 million of unrealized foreign currency exchange losses reported as other comprehensive losses, resulting primarily from the strengthening of the U.S. dollar in comparison to the Swedish Krona.

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

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007

Gross written premiums	$595.5	$566.9	$1,681.5	$1,607.1
Net written premiums	$534.1	$511.9	$1,489.4	$1,437.0

Earned insurance and reinsurance premiums	$471.2	$473.6	$1,390.3	$1,407.5
Net investment income	43.1	51.5	137.8	156.7
Net realized investment (losses) gains	(61.2)	30.7	(59.2)	142.7
Net unrealized investment losses	(294.7)	—	(354.7)	—
Other revenue	4.4	10.8	10.6	16.3
Total revenues	162.8	566.6	1,124.8	1,723.2
Losses and LAE	303.4	255.8	878.7	827.1
Insurance and reinsurance acquisition expenses	92.6	74.9	261.6	231.5
Other underwriting expenses	74.3	66.4	223.6	246.9
General and administrative expenses	5.7	2.4	16.0	7.5
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	9.0	12.0
Interest expense on debt	11.0	11.4	33.9	34.1
Interest expense - dividends on preferred stock	—	7.1	11.8	22.2
Interest expense - accretion on preferred stock	—	9.2	21.6	26.2
Total expenses	490.0	431.2	1,456.2	1,407.5
Pre-tax (loss) income	$(327.2)	$135.4	$(331.4)	$315.7

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	Sept. 30,	June 30,	Dec. 31,	Sept 30,
Millions, except per share amounts	2008	2008	2007	2007
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,373.4	$1,609.1	$1,906.5	$1,910.9
Remaining accretion of subsidiary preferred stock to face value	—	—	(21.6)	(31.5)
Adjusted OneBeacon common shareholders’ equity	1,373.4	1,609.1	1,884.9	1,879.4
OneBeacon Ltd. common shares outstanding (1)	95.1	95.5	98.5	99.7
OneBeacon book value per common share	$14.44	$16.85	$19.36	$19.17
OneBeacon adjusted book value per common share	$14.44	$16.85	$19.14	$18.85

(1)          Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in the third quarter of 2007.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2008 and 2007:

$ in millions	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
GAAP Ratios:	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
Loss and LAE	63%	64%	65%	64%	56%	63%	65%	63%
Expense	37%	37%	32%	36%	36%	37%	32%	35%
Total Combined	100%	101%	97%	100%	92%	100%	97%	98%
Net written premiums	$190.7	$180.0	$163.4	$534.1	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	$129.5	$181.7	$160.0	$471.2	$359.3	$545.4	$485.3	$1,390.3

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
GAAP Ratios:	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
Loss and LAE	56%	49%	53%	54%	57%	54%	61%	59%
Expense	28	35	27	30	30	36	33	34
Total Combined	84%	84%	80%	84%	87%	90%	94%	93%
Net written premiums	$135.6	$193.8	$182.5	$511.9	$340.7	$560.4	$535.7	$1,437.0
Earned premiums	$108.2	$183.5	$181.8	$473.6	$322.1	$533.2	$552.1	$1,407.5

(1) Includes results from run-off operations.

OneBeacon Results - Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

OneBeacon ended the third quarter of 2008 with an adjusted book value per share of $14.44, which represented decreases of 13%, 11% and 8% for the three, nine and twelve months ended September 30, 2008, including dividends. The reduction is due mainly to a -7.1% total return on OneBeacon’s invested assets during the third quarter of 2008. OneBeacon’s GAAP combined ratio increased to 100% for the third quarter of 2008 compared to 84% for the third quarter of 2007. The increase was primarily due to higher catastrophe losses and higher large losses at IMU and in the middle market division of commercial lines as well as two favorable one-time items in 2007. The third quarter of 2008 included 6 points of catastrophe losses, 5 points of which relate to hurricane Ike, compared with less than one point of catastrophe losses in the third quarter of 2007. In addition, the combined ratio for the third quarter of 2007 included a 4 point favorable impact from a partial pension settlement (See Note 13) and a 2 point favorable impact from a state premium tax refund.

Specialty lines. Net written premiums for specialty lines increased by 41% to $191 million in the third quarter of 2008 from $136 million in the third quarter of 2007. The increase was primarily due to a $54 million increase in net written premium in newer businesses, including OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, OneBeacon Government Risk (“OBGR”) and Entertainment Brokers International Insurance Services (“EBI”).

The specialty lines combined ratio for the third quarter of 2008 increased to 100% from 84% for the third quarter of 2007. The loss and LAE ratio increased 7 points to 63%, while the expense ratio increased by 9 points to 37%. The increase in the loss and LAE ratio was primarily from 7 points of catastrophe losses in the third quarter of 2008, compared to less than one point in the third quarter of 2007, and a 7 point increase in large losses at IMU compared to the third quarter of 2007. Partially offsetting these increases was a 9 point reduction in the loss and LAE ratio from more favorable loss reserve development in the third quarter of 2008 than the same period in 2007, due to lower than expected severity on professional liability losses. The increase in the expense ratio was from higher insurance acquisition costs, primarily from changes in business mix at OneBeacon Professional Partners (“OBPP”) related to increased writings of long term care products that pay higher commissions and decreased writings of providers excess business that pays lower commissions. Costs associated with growing specialty lines businesses also contributed to the increased expense ratio, including the impact of the collector car and boat business, which has a higher expense ratio than OneBeacon’s other speciality businesses. In addition, the expense ratio for the third quarter of 2007 included a 3 point favorable impact from the partial pension settlement.

Commercial lines. Net written premiums for commercial lines decreased by 8% to $180 million in the third quarter of 2008 from $194 million in the third quarter of 2007. The decrease was due to a $19 million decrease in the middle market division, reflective of the pricing environment, partially offset by a $5 million increase in the small business division, principally driven by small business package products.

The commercial lines combined ratio for the third quarter of 2008 increased to 101% from 84% for the third quarter of 2007. The loss and LAE ratio increased 15 points to 64%, while the expense ratio increased 2 points to 37%. The increase in the loss and LAE ratio was primarily from 9 points of catastrophe losses in the third quarter of 2008, compared to less than one point in the third quarter of 2007. The loss and LAE ratio was also higher in the third quarter of 2008 due to a 4 point increase in large losses in the middle market division compared to the third quarter of 2007. The increase in the expense ratio was primarily due to a 3 point favorable impact in the third quarter of 2007 from the partial pension settlement.

Personal lines. Net written premiums for personal lines decreased by 11% to $163 million in the third quarter of 2008 compared to $183 million in the third quarter of 2007. In traditional personal lines, net written premiums decreased 12% due to the decision to cease writing business in Houston General Insurance Exchange (“Houston General”) in late 2007, coastal restrictions implemented at Adirondack Insurance Exchange (“Adirondack”), lower premium volume from the involuntary market in Massachusetts and the discontinuation of surplus lines business.

Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, volumes are expected to decline to approximately $150 million in 2008, from $179 million in 2007, $253 million in 2006 and $383 million in 2005. OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the third quarter of 2008 increased to 97% from 80% for the third quarter of 2007. The loss and LAE ratio increased 12 points to 65%, while the expense ratio increased 5 points to 32%. The loss and LAE ratio in the third quarter of 2007 benefitted from 6 points of favorable loss reserve development related to automobile liability in traditional personal lines and at AutoOne. Loss reserve development was negligible in the third quarter of 2008. The loss and LAE ratio was also higher in the third quarter of 2008 due to higher automobile liability losses in traditional personal lines and at AutoOne. The increase in the expense ratio was mainly due to favorable items in the third quarter of 2007, including a 4 point benefit related to a state premium tax refund and 4 point benefit from the partial pension settlement. These benefits were partially offset by 2 points of expense incurred in connection with the decision to cease writing business in Houston General and actions take to better align personal lines staffing with business needs.

Run-off. Run-off business generated an underwriting loss of $3 million in the third quarter of 2008 compared to an underwriting loss of $7 million in the third quarter of 2007.

A&E Exposures. In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, OneBeacon believes that under all reasonable scenarios ultimate incurred losses will not exceed the NICO Cover. Approximately $1.1 billion of the estimated $2.2 billion of incurred losses have been paid by NICO through September 30, 2008. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (Third Party Recoverables). The ratio of reserves net of Third Party Recoverables for A&E losses at September 30, 2008 to trailing three year average paid loss and allocated LAE (known in the industry as the “survival ratio”) is 13.3 years including the remaining available protection under the NICO Cover.

OneBeacon’s reserves for A&E losses at September 30, 2008 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover, will be sufficient to cover additional liability arising from any such adverse developments. OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from OneBeacon’s estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $320 million of protection remaining under the NICO Cover.

OneBeacon Results - Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

OneBeacon’s GAAP combined ratio increased to 98% for the nine months ended September 30, 2008 compared to 93% for the nine months ended September 30, 2007. The increase was primarily due to higher catastrophe losses and higher large losses at IMU in specialty lines and in the middle market division of commercial lines. The nine months ended September 30, 2008 included $51 million of catastrophe losses compared with $15 million in the nine months ended September 30, 2007. The catastrophe losses in the first nine months of 2008 were mainly due to losses experienced in commercial lines and at IMU related to hurricane Ike in the third quarter and losses in commercial lines due to winter weather in the southeastern United States in the first quarter.

Specialty lines. Net written premiums for specialty lines increased by 35% to $460 million in the nine months ended September 30, 2008 from $341 million in the nine months ended September 30, 2007. The increase was primarily due to an increase of $108 million in net written premiums in newer businesses, including OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, OBGR and EBI. In addition, net written premiums at OBPP increased $14 million.

The specialty lines combined ratio for the nine months ended September 30, 2008 increased to 92% from 87% for the nine months ended September 30, 2007. The loss and LAE ratio decreased 1 point to 56%, while the expense ratio increased 6 points to 36%. The decrease in the loss and LAE ratio was mainly due to higher favorable loss reserve development, partially offset by higher catastrophe losses. Favorable loss reserve development for the nine months ended September 30, 2008 was 9 points, primarily related to professional liability, compared with 5 points in the nine months ended September 30, 2007 that was primarily related to professional liability and tuition reimbursement. The nine months ended September 30, 2008 included 3 points of catastrophe losses, mainly due to hurricane Ike, compared to 1 point in the nine months ended September 30, 2007. The increase in the expense ratio was mainly due to an increase in acquisition expenses from changes in mix of business and costs associated with the new management team at OBPP, as well as costs associated with growing specialty lines businesses, including the impact of the collector car and boat business, which has a higher expense ratio than OneBeacon’s other speciality businesses. In addition, the expense ratio for the nine months ended September 30, 2007 included a 1 point favorable impact from the partial pension settlement.

Commercial lines. Net written premiums for commercial lines decreased by 2% to $552 million for the nine months ended September 30, 2008 from $560 million for the nine months ended September 30, 2007. The decrease was primarily due to a $25 million decrease in the middle market division, reflecting the more competitive marketplace, partially offset by an increase of $17 million in the small business division, principally driven by small business package products.

The commercial lines combined ratio for the nine months ended September 30, 2008 increased to 100% from 90% for the nine months ended September 30, 2007. The loss and LAE ratio increased 9 points to 63%, while the expense ratio increased by one point to 37%. The increase in the loss and LAE ratio was primarily from increased catastrophe losses. The nine months ended September 30, 2008 included 6 points of catastrophe losses, primarily related to hurricane Ike in the middle market and small business divisions and losses from tornados in the southeastern United States in the middle market division in the first quarter, compared to 1 point of catastrophe losses in the nine months ended September 30, 2007. Additionally, non-catastrophe losses were 5 points higher, due principally to losses in the middle market division related to winter weather in the northeastern United States experienced in the first quarter and large property losses in the third quarter.

Personal lines. Net written premiums for personal lines decreased by 11% to $477 million for the nine months ended September 30, 2008 from $536 million for the nine months ended September 30, 2007. In traditional personal lines, net written premiums decreased 12% due to the decision to cease writing business in Houston General in late 2007, coastal restrictions implemented at Adirondack, higher reinsurance costs at Adirondack, lower premium volume from the involuntary market in Massachusetts and the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (“Universal”) under which Houston General ceded $7 million of unearned premiums to Universal, which reduced 2008 net written premiums. Further, net written premiums at AutoOne decreased 8% due to significant declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the nine months ended September 30, 2008 increased to 97% from 94% for the nine months ended September 30, 2007. The loss and LAE ratio increased 4 points to 65%, while the expense ratio decreased by 1 point to 32%. The increase in the loss and LAE ratio was primarily due to 2 points of adverse loss reserve development, mainly on personal automobile liability at AutoOne, compared with 3 points of favorable loss reserve development in the nine months ended September 30, 2007, primarily due to automobile liability losses in traditional personal lines and at AutoOne. The decrease in the expense ratio was primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with business needs. The expense ratio for the nine months ended September 30, 2007 also included a 1 point benefit from a state premium tax refund, a 1 point benefit related to the partial pension settlement and 1 point of office consolidation costs.

Run-off. Run-off business generated an underwriting loss of $19 million for the nine months ended September 30, 2008, driven primarily by $9 million of ULAE recorded in connection with the Liberty Mutual settlement (see Part II - Item 1 - Legal Proceedings), compared to an underwriting loss of $27 million for the nine months ended September 30, 2007. The first nine months of 2007 included $24 million of loss and LAE principally related to higher ULAE and adverse loss reserve development, partially offset by a $5 million benefit from the partial pension settlement.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Gross written premiums	$224.0	$261.5	$912.3	$1,073.3
Net written premiums	$208.4	$222.3	$783.4	$905.3

Earned insurance and reinsurance premiums	$255.3	$265.8	$769.0	$870.9
Net investment income	44.0	54.6	141.9	155.7
Net realized investment (losses) gains	(48.3)	2.8	(57.4)	44.9
Net unrealized investment gains (losses)	6.1	—	(96.0)	—
Other revenue - foreign currency translation (losses) gains	(43.9)	13.1	(29.8)	3.9
Other revenue -Tuckerman Fund II	15.0	—	15.0	—
Other revenue	.3	1.9	1.0	5.6
Total revenues	228.5	338.2	743.7	1,081.0
Losses and LAE	241.7	170.3	611.4	537.7
Insurance and reinsurance acquisition expenses	56.9	53.3	163.7	197.9
Other underwriting expenses	24.6	25.2	80.6	86.4
General and administrative expenses - Tuckerman Fund II	13.8	—	13.8	—
General and administrative expenses	3.0	5.5	12.0	21.7
Accretion of fair value adjustment to losses and LAE reserves	1.3	1.4	3.6	4.0
Interest expense on debt	6.9	8.2	20.8	16.2
Total expenses	348.2	263.9	905.9	863.9
Pre-tax (loss) income	$(119.7)	$74.3	$(162.2)	$217.1
GAAP ratios:
Losses and LAE	95%	64%	79%	62%
Expense	32%	30%	32%	32%
Total Combined	127%	94%	111%	94%

White Mountains Re Results - Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

White Mountains Re’s GAAP combined ratio increased to 127% for third quarter of 2008 compared to 94% for the third quarter of 2007. The increase was primarily due to higher catastrophe losses. The third quarter of 2008 included 44 points ($112 million) of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, including 34 points ($87 million) from hurricane Ike and 9 points from Slovenian hailstorms. White Mountains Re estimated its losses from hurricane Ike based upon modeled onshore and offshore industry losses of $18 to $21 billion. The third quarter of 2007 included 8 points of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, primarily from the July 2007 floods that occurred in the United Kingdom, the Peru earthquake and hurricanes Dean and Felix.

White Mountains Re’s gross written premiums decreased by 14% to $224 million in the third quarter of 2008 from $262 million in the third quarter of 2007. Net written premiums decreased by 6% to $208 million in the third quarter of 2008 from $222 million in the third quarter of 2007. These decreases were primarily from business written in North America, across most lines, especially in casualty and agriculture, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. In many areas, White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events until the third quarter of 2008, resulted in downward pressure on pricing, terms and conditions. Higher ceding company retentions have also reduced White Mountains Re’s premiums. These decreases have been partially offset by the favorable effects of foreign currency exchange movements.

White Mountains Re’s insurance and reinsurance acquisition expenses increased by 7% to $57 million in the third quarter of 2008 from $53 million in the third quarter of 2007. The increase was primarily due to higher commission ratios on the property and accident and health lines of business.

White Mountains Re’s general and administrative expenses increased to $17 million in the third quarter of 2008 from $6 million in the third quarter of 2007, primarily due to $14 million of operating expenses related to the consolidation of Tuckerman Fund II, a limited partnership fund that was transferred to the WMRe Segment from Other Operations, effective June 30, 2008.

White Mountains Re’s total other revenues decreased to a loss of $29 million in the third quarter of 2008 from a gain of $15 million in the third quarter of 2007. This decrease was primarily from realized foreign currency translation, which was a loss of $44 million for the third quarter of 2008 compared to a gain of $13 million in the third quarter of 2007. This decrease was partially offset by $15 million of operating revenues related to the consolidation of Tuckerman Fund II in the third quarter of 2008.

White Mountains Re Results - Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

White Mountains Re’s GAAP combined ratio increased to 111% for the nine months ended September 30, 2008 compared to 94% for the nine months ended September 30, 2007. The increase was primarily due to higher catastrophe losses and adverse loss reserve development. The first nine months of 2008 included 19 points ($145 million) of catastrophe losses, net of reinsurance and reinstatement premiums, and 11 points ($88 million) of net adverse loss reserve development, compared to 9 points ($82 million) of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, and less than one point of unfavorable loss reserve development in the first nine months of 2007. The catastrophe losses recognized in the first nine months of 2008 were mainly due to hurricane Ike and Slovakia hailstorms in the third quarter of 2008, an earthquake in China, storms in Germany and floods in the Midwest in the second quarter and European Windstorm Emma and storms in China in the first quarter. The catastrophe losses recognized in the first nine months of 2007 were primarily from the Peru earthquake and hurricanes Dean and Felix in the third quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, and European windstorms Kyrill and Hanno in the first quarter. The adverse loss reserve development recognized in the first nine months of 2008 was primarily from a comprehensive loss reserve review performed in the second quarter and construction defect losses recorded in the first quarter, as described below.

White Mountains Re’s gross written premiums decreased by 15% to $912 million in the nine months ended September 30, 2008 from $1,073 million in the nine months ended September 30, 2007. Net written premiums decreased by 13% to $783 million in the nine months ended September 30, 2008 from $905 million in the nine months ended September 30, 2007. These decreases were primarily from business written in North America and were across most lines of business, especially in casualty and agriculture lines, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events until third quarter of 2008, have resulted in downward pressure on pricing, terms and conditions. Higher ceding company retentions have also reduced White Mountains Re’s premiums.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased by 17% to $164 million in the nine months ended September 30, 2008 from $198 million in the nine months ended September 30, 2007. The decrease is due to the overall decline in premium volume discussed above, as well as a recovery recognized by WMRe Sirius as a result of a favorable arbitration ruling in a commission dispute during the second quarter of 2008. White Mountains Re’s other underwriting expenses decreased by $6 million due to reductions in compensation expense.

White Mountains Re’s general and administrative expenses increased 19% to $26 million in the first nine months of 2008 from $22 million in the first nine months of 2007, primarily due to operating expenses related to the consolidation of Tuckerman Fund II.

White Mountains Re’s total other revenue declined to a loss of $14 million in the first nine months of 2008 from a gain of $10 million in the first nine months of 2007. This decrease was primarily from realized foreign currency translation, which was a loss of $30 million in the first nine months of 2008 compared to a gain of $4 million in the first nine months of 2007. This decrease was partially offset by $15 million of operating revenues related to the consolidation of Tuckerman Fund II in the third quarter of 2008.

Management commenced a comprehensive loss reserve review (the “Reserve Review”) in the second quarter of 2008, primarily as a result of $41 million of adverse loss reserve development recorded in the first quarter of 2008 related to WMRe America’s construction defect exposed accounts from underwriting years 2001 and prior. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss reserve development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was mainly attributable to its property reinsurance book.

Esurance

Financial results and GAAP ratios for Esurance for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Gross written premiums	$213.4	$209.0	$643.1	$604.6
Net written premiums	$212.6	$208.0	$640.6	$601.4
Earned insurance and reinsurance premiums	$209.2	$196.9	$627.2	$556.6
Net investment income	8.7	7.9	25.1	21.5
Net realized investment (losses) gains	(2.7)	.3	(4.6)	2.8
Net unrealized investment losses	(13.0)	—	(23.4)	—
Other revenue	12.5	3.0	28.3	9.1
Total revenues	214.7	208.1	652.6	590.0
Losses and LAE	152.4	165.8	479.5	443.2
Insurance and reinsurance acquisition expenses	41.0	55.7	130.7	150.7
Other underwriting expenses	20.9	11.3	58.5	41.9
General and administrative expenses	11.7	—	22.4	.2
Amortization of AFI purchase accounting adjustments	5.9	—	10.6	—
Interest expense on debt	.1	—	.5	—
Total expenses	232.0	232.8	702.2	636.0
Pre-tax loss	$(17.3)	$(24.7)	$(49.6)	$(46.0)
GAAP ratios:
Losses and LAE	73%	84%	77%	80%
Expense	29%	34%	30%	34%
Total Combined	102%	118%	107%	114%

Esurance Results - Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

Esurance’s GAAP combined ratios of 102% and 107% for the third quarter and first nine months of 2008 were 16 points and 7 points lower, respectively, than the third quarter and first nine months of 2007. The loss and LAE ratios were 73% and 77% for the third quarter and first nine months of 2008 compared to 84% and 80% for the third quarter and first nine months of 2007. Selective rate increases and lower claims frequency offset rising severity costs in 2008. In addition, the results for the third quarter and first nine months of 2008 did not include any adverse loss reserve development, while the third quarter and first nine months of 2007 included adverse loss reserve development of 9 and 3 points, respectively. The expense ratios decreased to 29% and 30% for third quarter and first nine months 2008, compared to 34% for both of the comparable prior year periods. The decrease was driven by reduced advertising spending.

Esurance’s net written premiums increased by 2% and 7% for the third quarter and first nine months 2008, to $213 million and $641 million, respectively, compared to the third quarter and first nine months 2007. Including nearly 300,000 customers at AFI, the Esurance segment now has approximately 780,000 policies in force. Excluding AFI, the Esurance in-force policy count increased by 1% to 478,000 compared to the same period in 2007.

Esurance’s other revenues increased by 317% and 211% to $13 million and $28 million in the third quarter and first nine months of 2008 from $3 million and $9 million in the third quarter and first nine months 2007, mainly due to $12 million and $24 million of revenue from AFI in the third quarter and first nine months of 2008.

The third quarter and first nine months 2008 included $6 million and $11 million of expenses associated with the amortization of intangible assets and fair value adjustments generated through the investment in AFI.

Esurance underwrites business in 28 states, which represent approximately 85% of the market for personal auto insurance premiums written in the United States during 2007. For the quarter ended September 30, 2008, Esurance’s largest states were California (with 24% of direct written premium), Florida (15%), New York (8%), Texas (5%) and Washington (5%). Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia. For the quarter ended September 30, 2008, AFI’s largest states were California (16% of policies in force), Texas (8%), Florida (6%), Georgia (4%) and Maryland (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group, WM Advisors and White Mountains’ investments in Delos and common shares and warrants to purchase common shares of Symetra.

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2008	2007	2008	2007
Net investment income	$9.9	$14.9	$29.4	$39.7
Net realized investment (losses) gains	(16.8)	(3.9)	(25.7)	2.5
Net unrealized investment gains (losses)	.9	—	(6.0)	—
Other revenue - Tuckerman Fund I and II (1)	15.8	30.3	65.7	76.6
Other revenue	2.2	1.2	10.6	19.1
Total revenues	12.0	42.5	74.0	137.9
Losses and LAE	.1	—	(.6)	(10.7)
Other underwriting expenses	.6	.7	1.9	2.3
General and administrative expenses - Tuckerman Fund I and II (1)	13.9	28.2	61.1	72.1
General and administrative expenses	11.3	6.9	45.4	56.8
Interest expense - debt	2.4	.2	6.3	4.6
Total expenses	28.3	36.0	114.1	125.1
Pre-tax (loss) income	$(16.3)	$6.5	$(40.1)	$12.8

(1)   Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results - Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

White Mountains’ Other Operations segment’s pre-tax losses for the third quarter and first nine months 2008 were $16 million and $40 million compared to pre-tax income of $7 million and $13 million for the third quarter and first nine months 2007. For both 2008 periods, the value of White Mountains’ investment in Symetra warrants decreased due to a decline in the valuation of life insurance sector public equities. For the third quarter of 2008, the value of Symetra warrants decreased by $13 million compared to an increase in value of $1 million in last year’s third quarter, while the value of Symetra warrants decreased by $25 million in the nine months ended September 30, 2008 compared to an increase in value of $9 million in the first nine months of last year. The third quarter and first nine months of 2008 also included $14 million and $24 million in losses from WM Life Re primarily as a result of the mark-to-market valuation of WM Life Re’s derivative assets and liabilities, while the third quarter and first nine months of 2007 both included $5 million of losses from WM Life Re (see Note 9).

II. Summary of Investment Results

Investment Philosophy

White Mountains’ investment philosophy is to maximize its after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains is valued equally. Preservation of capital is of the utmost importance. White Mountains’ investment portfolio mix as of September 30, 2008 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio will enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2.2 years including short-term investments and about 3.0 years excluding short-term investments at September 30, 2008, to seek the highest after-tax, risk-adjusted total returns.

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

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2008 and 2007 follows:

Pre-tax investment results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2008	2007	2008	2007

Net investment income	$105.7	$128.9	$334.2	$373.6

Net realized investment (losses) gains	(129.0)	29.9	(146.9)	192.9

Net unrealized investment (losses) gains and net unrealized foreign currency gains (losses) on investments	(549.3)	68.1	(660.2)	50.6

Total GAAP pre-tax investment (losses) gains	$(572.6)	$226.9	$(472.9)	$617.1

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Fixed maturity investments	-2.9%	2.4%	-0.7%	4.7%
Short-term investments	0.0%	1.5%	1.7%	3.5%
Total fixed maturities	-2.2%	2.3%	-0.2%	4.5%
Lehman U.S. Aggregate Index	-0.5%	2.8%	0.6%	3.9%
Convertible securities	-3.1%	1.4%	-6.5%	3.5%
Common stocks	-18.4%	0.3%	-20.5%	8.3%
Other investments	-14.9%	3.9%	-14.3%	19.6%
Total equities, convertible securities and other investments	-15.2%	1.3%	-16.6%	9.9%
S&P 500 Index (total return)	-8.4%	2.0%	-19.3%	9.1%
Total consolidated portfolio	-5.1%	2.1%	-3.8%	5.6%

During the third quarter of 2008, there have been significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors have had a significant adverse effect on the performance of White Mountains’ investment portfolio. See “LIQUIDITY AND CAPITAL RESOURCES - Investment Portfolio” below for further discussion.

White Mountains’ GAAP total return on invested assets for the third quarter and first nine months 2008 was -5.1% and -3.8% compared to 2.1% and 5.6% in the comparable periods of 2007. The majority of the decline in White Mountains’ investment portfolio was within the financial services, utilities and metals industries. White Mountains’ equity and convertible security portfolio return of
-15.2% in the third quarter of 2008 underperformed the S&P 500 Index, which declined by 8.4% in the quarter, mainly as a result of the portfolio being more heavily weighted than the S&P 500 Index in utilities and metals, industries which were hit particularly hard by the volatile financial markets. White Mountains’ equity and convertible security portfolio return of -16.6% for the nine months ended September 30, 2008 was slightly ahead of the S&P 500 Index, which declined by 19.3% over the same period. The GAAP total return on fixed maturity investments, including mortgage-backed and asset-backed securities, was -2.2% for the quarter and -0.2% for the first nine months of 2008, compared to 2.3% and 4.5% in the comparable periods of 2007. The strengthening of the U.S. dollar also adversely impacted investment returns in both the third quarter and the nine months ended September 30, 2008.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of September 30, 2008. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2008. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $6 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending program at September 30, 2008. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2008, $46 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
Millions	2008	2007
Mortgage-backed securities:
Agency (1)
GNMA	$936.5	$568.8
FNMA	167.8	156.7
FHLMC	297.5	293.7
Non-agency:
Residential	583.1	1,121.7
Commercial	493.8	317.2
Total mortgage-backed securities	2,478.7	2,458.1
Other asset-backed securities:
Credit card	92.1	428.9
Auto	17.9	8.4
Other	—	3.2
Total other asset-backed securities	110.0	440.5
Total asset-backed securities (2)	$2,588.7	$2,898.6

(1)

Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)

Of White Mountains’ total asset-backed securities, approximately 99% and 95% as of September 30, 2008 and December 31, 2007, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). The remainder are investment grade.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

During the third quarter of 2008, there have been significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors have had a significant adverse effect on the performance of White Mountains’ investment portfolio.

The following table summarizes White Mountains’ exposure at September 30, 2008 and June 30, 2008 to Lehman Brothers Holdings, Inc. (“Lehman”), American International Group (“AIG”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), companies that have filed for bankruptcy protection or have been taken over or supported by the U.S. Government.

	September 30, 2008		June 30, 2008
Millions	Cost	Fair Value	Cost	Fair Value

Lehman - Fixed maturities	$—	$—	$17.7	$17.2
AIG:
Fixed maturities (AIG subsidiaries):
American General Finance	3.0	3.0	4.9	4.8
International Lease Finance Corp.	28.2	20.4	36.1	34.5
Common stock	—	.1	1.0	.5
Total AIG	31.2	23.5	42.0	39.8
Fannie Mae:
Preferred stock	.2	.2	5.2	4.7
Fixed maturities	45.1	45.4	47.5	48.7
Total Fannie Mae (1)	45.3	45.6	52.7	53.4
Freddie Mac:
Preferred stock	.3	.3	5.0	4.9
Fixed maturities	31.3	31.4	50.8	51.0
Total Freddie Mac (1)	31.6	31.7	55.8	55.9
Total: Investments in Lehman, AIG, Fannie Mae and Freddie Mac	$108.1	$100.8	$168.2	$166.3

(1)   Excludes publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government and $50.5 and $22.4 in the fair value of commercial mortgage-backed securities at September 30, 2008 and June 30, 2008 that are serviced by a subsidiary of Lehman and are backed by assets held in a segregated trust - see “Mortgage-backed, Asset-backed Securities” above.

The following table summarizes the changes in White Mountains’ investments in Lehman, AIG, Fannie Mae and Freddie Mac from June 30, 2008 to September 30, 2008:

Millions	Cost	Fair Value
Balances at June 30, 2008 (1)	$168.2	$166.3
Proceeds from sale of Lehman fixed maturities	(17.9)	(17.2)
Realized loss - Lehman fixed maturities	—	(.6)
Proceeds from sale/call of Fannie Mac and Freddie Mae fixed maturities	(21.8)	(22.0)
Realized gain - sale of Freddie Mac and Fannie Mae fixed maturities	—	.2
Realized loss - impairment of Fannie Mae and Freddie Mac preferred stock	(9.7)	(9.7)
Realized loss - impairment of AIG	(10.7)	(10.7)
Unrealized losses	—	(5.5)
Balances at September 30, 2008 (1)	$108.1	$100.8

(1)   The table above does not include an over-the-counter derivative contract that WM Life Re has with LBSF that is approximately $2.0 in-the-money. During the third quarter of 2008 the carrying value of the derivative was written down to $0.

Securities Lending

White Mountains participates in a securities lending program as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities White Mountains owns are loaned to other institutions for short periods of time through a lending agent. The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent. The collateral is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. In the event that the lending agent does not return the full amount of collateral to the security lending counter party, White Mountains is obligated to make up any deficiency.

White Mountains has some exposure to troubled financial services companies in the collateral received under its securities lending program. A portion of the collateral received for securities loaned out under the program was invested in formerly highly rated troubled financial services companies and in highly rated sub-prime mortgage-backed securities. At September 30, 2008, there is an $8.4 million collateral shortfall that relates primarily to these securities. Additionally, there are approximately $6 million of sub-prime mortgage-backed securities that are in the securities lending collateral accounts at September 30, 2008. In October 2008 the securities lending program was modified such that the value of securities that can be loaned under the program cannot exceed $295 million.

Credit Facilities

At September 30, 2008, White Mountains had drawn $200 million of the $475 million in commitments existing under the WTM Bank Facility. Lehman is one of the lenders under the WTM Bank Facility. In October, White Mountains requested an additional draw of $200 million, $176 million of which was funded. Lehman did not fund $24 million related to their commitment. Of the remaining $75 million available under the WTM Bank Facility, Lehman’s commitment is approximately $9 million. OneBeacon also has a $75 million undrawn syndicated credit facility under which Lehman is a lender. Lehman’s commitment under that facility is approximately $8 million. It is uncertain whether Lehman will fund in any future requests or whether another lender will be found to assume Lehman’s commitment.

Berkshire Exchange

During the first quarter of 2008, White Mountains entered into an exchange agreement with Berkshire Hathaway Inc. (“Berkshire”) to transfer certain run-off businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (the “Berkshire Exchange”).

Under the terms of the agreement, Berkshire will exchange substantially all of its 16.3% stake in White Mountains (1,633,787 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which will hold CCIC, International American Group, and $707 million in cash.

On October 29, 2008, White Mountains received the requested private letter ruling from the IRS relating to the Berkshire Exchange. As a result, White Mountains expects to close the transaction on October 31, 2008. White Mountains’ adjusted book value per share at September 30, 2008, pro-forma for the Berkshire Exchange, is approximately $392.

Dividend Policy

During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company will revert back to declaring a $1 per share annual dividend in the first quarter of each year, rather than the previous $2 per share quarterly dividend.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon’s top-tier insurance operating subsidiaries had $1.5 billion of unassigned funds. During the first nine months of 2008, OneBeacon Ltd.’s operating insurance subsidiaries declared $203 million and paid $72 million of dividends to its parent. The remaining $131 million of dividends was paid in October 2008.

During the first nine months of 2008, OneBeacon Ltd. paid a $195 million special dividend in addition to its regular quarterly dividends to its common shareholders that totaled $60 million. Intermediate holding companies of White Mountains received a total of $191 million of these dividends.

As of September 30, 2008, OneBeacon had approximately $236 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. As a result, based upon December 31, 2007 statutory surplus of $927 million, WMRe America had the ability to pay approximately $93 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of September 30, 2008, WMRe America had negative earned surplus. During the first nine months of 2008, WMRe America paid dividends of $60 million to its immediate parent.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its earnings to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2007, WMRe Sirius had $52 million of unrestricted statutory surplus, which is available for distribution in 2008. Based on its 2007 results, WMRe Sirius would have the ability to declare and pay additional dividends (on top of the $52 million noted above) of up to $60 million in 2008 without regulatory approval, if it elected not to allocate its related pre-tax earnings to the Safety Reserve. During the second quarter of 2008, WMRe Sirius elected to allocate these earnings to the Safety Reserve. During the first nine months of 2008, WMRe Sirius paid $49 million in dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its parent company to minimize taxes (referred to as a group contribution). In early 2008, WMRe Sirius transferred approximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution.

WMRe Bermuda has the ability to declare and pay dividends of up to $103 million in 2008 without regulatory approval, subject to meeting all appropriate liquidity and solvency requirements. During the first nine months of 2008, WMRe Bermuda paid $43 million of dividends to its immediate parent.

WMRUS has the ability to distribute its 2008 earnings without restriction. At September 30, 2008, WMRUS had $9 million of unrestricted cash. WMRUS did not pay any dividends during the first nine months of 2008.

During the first nine months of 2008, White Mountains Re paid $65 million of dividends to its immediate parent.

As of September 30, 2008, White Mountains Re and its intermediate holding companies had $97 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda, Scan Re, CCIC and WMRUS.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2007 statutory net income, Esurance Insurance Company has the ability to pay $3 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of September 30, 2008, Esurance Insurance Company had $31 million of unassigned funds. Esurance Insurance Company did not pay any dividends during the first nine months of 2008.

As of September 30, 2008, Esurance had $14 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

Other operations:

As of September 30, 2008, White Mountains had approximately $978 million of net unrestricted cash and fixed maturity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pretax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at September 30, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 28%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’s safety reserve ($371 million at September 30, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2008 and December 31, 2007:

($ in millions)	September 30, 2008		December 31, 2007
Total investments	$10,747.0		$11,649.0
Consolidated limited partnership investments (1)	(102.6)		(123.0)
Investments held in trust	—		(305.6)
Cash	220.8		171.3
Investment in unconsolidated affiliates	195.0		406.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	146.7		5.6
Accounts receivable on unsettled investment sales	27.0		201.1
Accounts payable on unsettled investment purchases	(17.4)		(46.4)
Interest-bearing funds held by ceding companies (2)	165.9		192.8
Interest-bearing funds held under reinsurance treaties (3)	(53.9)		(73.4)
Net investment assets	$11,328.5		$12,077.7

Total common shareholders’ equity	$4,061.9		$4,713.4
Minority interest - OneBeacon Ltd.	337.1		517.2
Minority interest - WMRe Group Preference Shares	250.0		250.0
Debt	1,367.1		1,192.9
Total capital (4)(5)	$6,016.1		$6,673.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	146.7		5.6
Total adjusted capital	$6,162.8		$6,679.1

Insurance float	$5,165.7		$5,398.6

Insurance float as a multiple of total adjusted capital	0.8	x	0.8	x
Net investment assets as a multiple of total adjusted capital	1.8	x	1.8	x

Insurance float as a multiple of common shareholders’ equity	1.3	x	1.1	x
Net investment assets as a multiple of common shareholders’ equity	2.8	x	2.6	x

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

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2008 and December 31, 2007:

($ in millions)	September 30, 2008	December 31, 2007
OBH Senior Notes, carrying value	$675.1	$698.9
WMRe Senior Notes, carrying value	399.0	398.9
WTM Bank Facility	200.0	—
OBH Bank Facility	—	—
Other debt of operating subsidiaries	93.0	95.1
Total debt	1,367.1	1,192.9

Minority interest - OneBeacon Ltd.	337.1	517.2
Minority interest - WMRe Group Preference Shares	250.0	250.0
Total common shareholders’ equity	4,061.9	4,713.4
Total capital (1)(2)	6,016.1	6,673.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	146.7	5.6
Total adjusted capital	$6,162.8	$6,679.1

Total debt to total adjusted capital	22%	18%
Total debt and WMRe Group Preference Shares to total adjusted capital	26%	22%

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

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms or at all.

Detailed information concerning significant changes in White Mountains’ financing structure during 2008 follows. Refer to the Company’s 2007 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2007.

During the first quarter of 2008, White Mountains drew the full $475 million under the WTM Bank Facility. White Mountains repaid $175 million and $100 million of this amount during the second and third quarters of 2008, respectively. White Mountains drew an additional $176 million during October 2008, resulting in an outstanding balance of $376 million under the WTM Bank Facility as of October 31, 2008.

OneBeacon, through its wholly owned subsidiary, OBH, has a $75 million revolving credit facility that matures in November 2011 (the “OBH Bank Facility”). As of September 30, 2008, the OBH Bank Facility was undrawn.

The WTM Bank Facility and the OBH Bank Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the OBH Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

During the third quarter of 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million, which resulted in a $2 million gain on extinguishment of debt.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At September 30, 2008, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Programs

White Mountains:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, the Company has repurchased and retired 420,611 common shares for $201 million. During the three and nine months ended September 30, 2008, the Company repurchased and retired 111,312 and 129,770, respectively, of its common shares for $48 million and $56 million, respectively.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, OneBeacon has repurchased and retired 4.9 million of its Class A common shares for $101.8 million. During the three and nine months ended September 30, 2008, OneBeacon repurchased and retired .4 million and 3.4 million, respectively, of its Class A common shares for $7 million and $69 million, respectively.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the nine months ended September 30, 2008 and 2007 follows:

For the nine months ended September 30, 2008

Financing and Other Capital Activities

In the first quarter of 2008, the Company drew the full $475 million available on WTM Bank Facility. The Company repaid $175 million and $100 million of this amount during the second and third quarters of 2008, respectively. The Company drew an additional $176 million on the facility during October 2008.

During the first nine months of 2008, the Company declared and paid cash dividends of $42 million to its common shareholders. During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company has reverted back to declaring a $1 per share annual dividend in the first quarter of each year, rather than the current $2 per share quarterly dividend. As a result, the Company did not pay any dividends on its common shares in the third quarter of 2008.

During the first nine months of 2008, the Company repurchased and retired 136,608 of its common shares for $60 million.

During the first nine months of 2008, OneBeacon Ltd. declared and paid cash dividends of $256 million to its common shareholders, including a $195 million special dividend and $60 million of regular quarterly dividends. A total of $191 million of these dividends were received by an intermediate holding company of White Mountains.

During the first nine months of 2008, OneBeacon Ltd. repurchased and retired 3.4 million of its Class A common shares for $69 million through its share repurchase program.

During the first nine months of 2008, OneBeacon Ltd.’s operating insurance subsidiaries declared $203 million and paid $72 million of dividends to its parent. The remaining $131 million of dividends was paid in October 2008.

During the first nine months of 2008, OneBeacon paid $12 million of dividends on, and repaid the $300 million redemption value of, the Berkshire Preferred Stock, using funds that had been held in trust for the purpose of economically defeasing the preferred stock.

During the third quarter of 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million.

During the second quarter of 2008, White Mountains Re declared and paid $9 million of dividends to holders of the WMRe Preference Shares.

During the first nine months of 2008, White Mountains Re paid $65 million of dividends to its immediate parent.

Acquisitions and Dispositions

During the first quarter of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During the first nine months of 2008, White Mountains acquired 100% of the outstanding debt and equity of AFI for $75 million. White Mountains also contributed an additional $2 million to AFI during the first quarter of 2008.

Other Liquidity and Capital Resource Activities

During the first quarter of 2008, White Mountains made payments totaling $66 million, in cash or by deferral into certain non-qualified compensation plans or by issuing common shares of the Company, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

During the first nine months of 2008, the Company issued a total of 1,500 common shares to its employees through the exercise of Options during the period for cash proceeds of $0.4 million.

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

During the first nine months of 2007, OneBeacon declared and paid dividends of $140 million to OBH. Also during the first nine months of 2007, White Mountains Re paid $10 million of dividends to its immediate parent in addition to the $392 million described above.

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

Other Liquidity and Capital Resource Activities

During the first quarter of 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

During the first nine months of 2007, the Company issued a total of 9,750 common shares to its employees through the exercise of Options during the period for cash proceeds of $2 million. The Company also accepted 4,465 common shares from an employee in satisfaction of a $3 million employee withholding tax liability associated with the vesting of Restricted Shares.

FAIR VALUE CONSIDERATIONS

On January 1, 2008, White Mountains adopted FAS 157, Fair Value Measurements. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

White Mountains uses observable inputs for the majority of its investment portfolio. As of September 30, 2008, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted prices are unavailable, White Mountains utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparable and other relevant inputs.

White Mountains’ process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

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

Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

White Mountains’ investment in Symetra warrants is measured at fair value. Because the warrants are not publicly traded, the fair value measurement is based on unobservable inputs and accordingly is classified as a Level 3 measurement.

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at September 30, 2008 :

	September 30, 2008
Million	Total fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
Fixed maturities	$6,160.1	$87.3	1.4%
Common equity securities	1,393.4	121.9	8.7%
Convertible fixed maturity investments	353.0	—	—
Short-term investments	2,256.6	—	—
Other investments(1)	571.8	571.8	100.0%
Total investments	$10,734.9	$781.0	7.3%

(1)   The fair value of investment partnerships excludes carrying value of $12.1 associated with other investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and nine months ended September 30, 2008:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(3.9)	(2.1)	—	(16.0)	(22.0)
Purchases	16.0	8.5	2.8	35.7	63.0
Sales	(88.4)	(23.3)	(23.2)	(35.0)	(169.9)
Transfers in	—	—	—	52.4	52.4
Transfers out	(34.9)	(158.3)	—	—	(193.2)
Balance at March 31, 2008	$186.7	$133.4	$2.8	$633.5	$956.4
Total realized and unrealized (losses) gains	(18.0)	(1.3)	—	17.1	(2.2)
Purchases	62.9	1.2	—	4.6	68.7
Sales	(2.6)	(.8)	—	(2.0)	(5.4)
Transfers in	5.2	—	—	—	5.2
Transfers out	(81.0)	(.1)	(2.8)	—	(83.9)
Balance at June 30, 2008	$153.2	$132.4	$—	$653.2	$938.8
Total realized and unrealized losses	(12.2)	(16.3)	—	(81.1)	(109.6)
Purchases	4.0	.8	—	4.9	9.7
Sales	(.6)	(1.4)	—	(5.2)	(7.2)
Transfers in	10.5	45.5	—	—	56.0
Transfers out	(67.6)	(39.1)	—	—	(106.7)
Balance at September 30, 2008	$87.3	$121.9	$—	$571.8	$781.0

Transfers into Level 3 measurements for fixed maturities relate primarily to securities recently acquired as of the quarter end and for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers into Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at the quarter end. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2 and are reflected in transfers out of Level 3 measurements for the quarter ended June 30, 2008. Transfers into Level 3 for the three-month period ended March 31, 2008 for other investments relate to White Mountains’ investment in Pentelia which was previously accounted for under the equity method (see Note 12). When White Mountains’ investment fell below the threshold for equity method accounting, White Mountains began accounting for Pentelia as an other investment, classified as trading.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Millions	2008	2008
Fixed maturities	$(2.1)	$(23.3)
Common equity securities	(12.3)	(16.4)
Convertible fixed maturities	—	—
Other investments	(83.7)	(85.7)
Total change in unrealized losses - Level 3 assets	$(98.1)	$(125.4)

All of White Mountains’ variable annuity reinsurance liabilities ($116.1 million) were classified as Level 3 measurements at September 30, 2008. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and nine months ended September 30, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3	Derivative Instruments Level 1	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$4.8	$31.0
Cumulative effect adjustment - FAS 157	(.3)	—	—	(.3)
Purchases	—	10.9	—	10.9
Realized and unrealized gains (losses)	(83.0)	23.1	32.6	(27.3)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(30.0)	(30.0)
Balance at March 31, 2008	$(96.0)	$72.9	$7.4	$(15.7)
Purchases	—	1.8	—	1.8
Realized and unrealized gains (losses)	48.3	(13.9)	(26.8)	7.6
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	31.0	31.0
Balance at June 30, 2008	$(47.7)	$60.8	$11.6	$24.7
Purchases	—	1.9	—	1.9
Realized and unrealized gains (losses)	(68.4)	16.8	30.7	(20.9)
Transfers in (out)	—	—	—	—
Sales/settlements	—	—	(28.6)	(28.6)
Balance at September 30, 2008	$(116.1)	$79.5	$13.7	$(22.9)

The liability recorded for the variable annuity benefit guarantees includes certain inputs that management does not believe reflect the likely cost of amounts to be paid over the term of the contracts. Specifically, equity and currency exchange rate volatilities based upon current market expectations (“implied volatilities”) are significant inputs to the liability calculation. Over time, however, actual volatilities (“realized volatilities”) measured at the end of a term tend to be lower than those implied by the markets at the beginning of the corresponding term. From inception of reinsurance of the contracts, implied volatilities have increased significantly; White Mountains expects that the increase to the liability arising from current elevated implied volatilities will decrease over the expected remaining term of the contracts.

All of White Mountains’ weather risk management contracts ($16.9 million) were classified as Level 3 measurements at September 30, 2008. The following table summarizes the changes in White Mountains’ weather risk management contract Level 3 measurements for the nine months ended September 30, 2008:

	Nine Months Ended September 30,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	16.5	10.8
Net payments made on contracts settled during the period	(10.9)	(10.6)
Net decrease in fair value on settled and unsettled contracts	(6.6)	(.4)
Net liability for weather derivative contracts as of September 30 (2)	$16.9	$11.9

(1)   Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)   Includes unamortized deferred gains of $4.5 and $2.8 as of September 30, 2008 and 2007.

NON-GAAP FINANCIAL MEASURES

This report includes four non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 40.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to exclude net unrealized gains/(losses) from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. The reconciliation of adjusted book value per share to book value per share is included on page 39.

During the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”. Fully diluted tangible book value per share is a non-GAAP measure that differs from adjusted book value per share by excluding goodwill and other intangible assets. The change from fully diluted tangible book value per share to adjusted book value per share has been presented retroactively for all periods. As a result of the change, goodwill and other intangible assets are included in the calculation for all periods presented. For periods ended March 31, 2008 and prior, White Mountains had not recorded any significant intangible assets other than goodwill The goodwill, which primarily relates to the FIN 46 consolidation of White Mountains’ investment in the Tuckerman Funds, was $27 million, $34 million, $30 million and $29 million as of September 30, 2008, June 30, 2008, December 31, 2007 and September 30, 2007, respectively. The inclusion of goodwill in adjusted book value per share did not have a significant effect on the calculation of growth per share for any periods presented.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 59.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 43.

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

•      changes in adjusted book value per share or return on equity;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”. As of September 30, 2008, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2008.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3-“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Item 1A.         Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides detail of White Mountains’ purchases of its common shares during the first nine months of 2008:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2008	6,838	$480.15	—	709,159
June 1- 30, 2008	18,458	$434.45	18,458	690,701
July 1- 31, 2008	57,503	$423.53	57,503	633,198
August 1- 31, 2008	53,037	$436.38	53,037	580,161
September 1- 30, 2008	772	$450.00	772	579,389
Total	136,608	$432.36	129,770	579,389

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: October 31, 2008	By:	/s/ J. Brian Palmer
J. Brian Palmer
Chief Accounting Officer